Form 10-Q
period 1995-06-30
NATIONAL BANKSHARES INC
filed 1995-08-11
CIK 796534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended     Commission File Number:
June 30, 1995                                          0-15204

                 NATIONAL BANKSHARES, INCORPORATED
- -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Virginia                           54-1375874
- -------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

100 South Main Street
Blacksburg, Virginia                         24060
- -------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

(Registrant's telephone number, including area code)  (540)552-2011
                                                      -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X             No
                    ----                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at August 1, 1995
- -------------------------------    --------------------------------
COMMON STOCK, $2.50 PAR VALUE                     1,714,152


                        (This report contains 25 pages)

                        NATIONAL BANKSHARES, INCORPORATED

                                    FORM 10-Q

                                      INDEX




                                                            Page
                                                            ----

PART I    FINANCIAL INFORMATION
- --------------------------------

    ITEM 1 - FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS, JUNE 30, 1995
         AND DECEMBER 31, 1994                               3-4

        CONSOLIDATED STATEMENTS OF INCOME,
         THREE MONTHS ENDED JUNE 30, 1995 AND 1994           5-6

        CONSOLIDATED STATEMENTS OF INCOME,
         SIX MONTHS ENDED JUNE 30, 1995 AND 1994             7-8

        CONSOLIDATED STATEMENTS OF CHANGES IN
         STOCKHOLDERS' EQUITY, SIX MONTHS ENDED
         JUNE 30, 1995 AND 1994                               9

        CONSOLIDATED STATEMENTS OF CASH FLOWS
         SIX MONTHS ENDED JUNE 30, 1995 AND 1994            10-11

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          12-21

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS                                          22-23


PART II   OTHER INFORMATION
- ----------------------------

    ITEMS 1 - 3 - LEGAL PROCEEDINGS; CHANGES IN
       SECURITIES; DEFAULTS UPON SENIOR SECURITIES           24

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
       SECURITY HOLDERS                                      24

    ITEM 5 - OTHER INFORMATION                               24

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K              24

    SIGNATURES                                               25

                             CONSOLIDATED BALANCE SHEETS
                          NATIONAL BANKSHARES, INCORPORATED
                                     (UNAUDITED)

($ in thousands)
                                                    JUNE 30,       DECEMBER 31,
                                                    1995           1994
                                                    ========       ============
ASSETS
Cash and due from banks (note 2)                    $  5,627         6,648

Federal funds sold                                       170         1,400

Securities available for sale at fair value
 (note 3)                                             14,893        12,114
Securities held to maturity (fair value
 $52,208 in 1995 and $55,816 in 1994) (note 3)        51,869        57,389

Mortgage loans held for sale (note 4)                    383           392

Loans:
 Real estate construction loans                        8,351         5,543
 Real estate mortgage loans                           30,321        30,212
 Commercial and industrial loans                      38,475        35,984
 Loans to individuals                                 48,164        45,767
                                                    --------       -------
    Total loans                                      125,311       117,506
 Less unearned income on loans                        (1,903)       (1,782)
                                                    --------       -------
    Loans, net of unearned income                    123,408       115,724
 Less allowance for loan losses (note 5)              (2,084)       (2,006)
                                                    --------       -------
    Loans, net                                       121,324       113,718
                                                    --------       -------
Bank premises and equipment, net                       2,682         2,762
Accrued interest receivable                            1,623         1,698
Other real estate owned, net (note 6)                  1,055         1,083
Other assets (notes 7 and 8)                           2,402         2,523
                                                    --------       -------
    Total assets                                    $202,028       199,727
                                                    ========       =======
LIABILITIES & STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                          23,095        23,816
Interest-bearing deposits                             57,289        59,794
Savings deposits                                      16,364        19,257
Time deposits (note 9)                                82,858        75,769
                                                    --------       -------
    Total deposits                                   179,606       178,636
                                                    --------       -------

Accrued interest payable                                 216           225
Other liabilities                                        764           729
                                                    --------       -------
    Total liabilities                                180,586       179,590
                                                    --------       -------




Stockholders' equity (note 10):
Common stock of $2.50 per value. Authorized
  5,000,000 shares; issued and outstanding
  1,714,152 in 1995 and 1994                           4,285         4,285
Surplus                                                1,187         1,187
Undivided profits                                     15,895        14,791
Net unrealized gains (losses) on securities
  available for sale                                      75          (126)
                                                    --------       -------
     Total stockholders' equity                       21,442        20,137
                                                    --------       -------
Commitments and contingent liabilities (note 11)

     Total liabilities and stockholders' equity     $202,028       199,727
                                                    ========       =======

See accompanying notes to consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF INCOME
                          NATIONAL BANKSHARES, INCORPORATED
                                     (UNAUDITED)
                      THREE MONTHS ENDED JUNE 30, 1995 AND 1994

($ in thousands, except per share data)
                                                JUNE 30,       JUNE 30,
                                                1995           1994
                                                ========       ========

INTEREST INCOME
Interest and fees on loans                      $  2,968         2,491
Interest on federal funds sold                        69            85
Interest on securities-taxable                       658           727
Interest on securities-nontaxable                    327           294
                                                --------       -------
     Total interest income                         4,022         3,597
                                                --------       -------
INTEREST EXPENSE
Interest on time certificates of deposit
 of $100,000 or more                                 186           107
Interest on other deposits                         1,471         1,293
                                                --------       -------
     Total interest expense                        1,657         1,400

     Net interest income                           2,365         2,197

Provision for loan losses (note 5)                    75           155
                                                --------       -------
     Net interest income after provision
       for loan losses                             2,290         2,042
                                                --------       -------
NONINTEREST INCOME
Service charges on deposit accounts                  187           168
Other service charges and fees                        39            47
Credit card fees                                     115            98
Trust income                                          98           121
Other income                                           8             3
Realized securities gains, net                         2             3
                                                --------       -------
     Total noninterest income                        449           440
                                                --------       -------
NONINTEREST EXPENSE
Salaries and employee benefits                       796           729
Occupancy and furniture and fixtures                 132           121
Data processing and ATM                               90            84
FDIC assessment                                      100           100
Credit card processing                               114            88
Goodwill amortization                                  7             5
Net costs of other real estate owned                   5             6
Other operating expense                              361           383
                                                --------       -------
     Total noninterest expense                     1,605         1,516
                                                --------       -------

Income before income tax expense                   1,134           966

Income tax expense (note 7)                          269           221
                                                --------       -------

     Net income                                 $    865           745
                                                ========       =======

     Net income per share                       $   0.50          0.44
                                                ========       =======

See accompanying notes to consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF INCOME
                          NATIONAL BANKSHARES, INCORPORATED
                                     (UNAUDITED)
                       SIX MONTHS ENDED JUNE 30, 1995 AND 1994

($ in thousands, except per share data)
                                                JUNE 30,       JUNE 30,
                                                1995           1994
                                                =========      ========

INTEREST INCOME
Interest and fees on loans                      $  5,690         4,892
Interest on federal funds sold                        95           111
Interest on securities-taxable                     1,338         1,405
Interest on securities-nontaxable                    662           571
                                                --------       -------
     Total interest income                         7,785         6,979
                                                --------       -------
INTEREST EXPENSE
Interest on time certificates of deposit
 of $100,000 or more                                 242           213
Interest on other deposits                         2,943         2,519
Interest on federal funds purchased                    2           ---
                                                --------       -------
     Total interest expense                        3,187         2,732
                                                --------       -------
     Net interest income                           4,598         4,247

Provision for loan losses (note 5)                   140           230
                                                --------       -------
     Net interest income after provision
       for loan losses                             4,458         4,017
                                                --------       -------
NONINTEREST INCOME
Service charges on deposit accounts                  353           333
Other service charges and fees                        75            74
Credit card fees                                     198           170
Trust income                                         176           244
Other income                                          18            13
Realized securities gains (losses), net               (1)            5
                                                --------       -------
     Total noninterest income                        819           839
                                                --------       -------
NONINTEREST EXPENSE
Salaries and employee benefits                     1,570         1,439
Occupancy and furniture and fixtures                 268           283
Data processing and ATM                              185           161
FDIC assessment                                      200           193
Credit card processing                               202           164
Goodwill amortization                                 15            26
Net costs of other real estate owned                  31             5
Other operating expense                              711           683
                                                --------       -------
     Total noninterest expense                     3,182         2,954
                                                --------       -------

Income before income tax expense                   2,095         1,902

Income tax expense (note 7)                          477           436
                                                --------       -------
     Net income                                 $  1,618         1,466
                                                ========       =======

     Net income per share                       $   0.94          0.86
                                                ========       =======

See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          NATIONAL BANKSHARES, INCORPORATED
                                     (UNAUDITED)

                       SIX MONTHS ENDED JUNE 30, 1995 AND 1994

($ in thousands)

                                                          Net Unrealized
                                                          Gains on
                                                          Securities
                              Common           Undivided  Available
                              Stock   Surplus  Profits    for Sale       Total
                              ======  =======  =========  ============== ======

Balances, December 31, 1993   $4,274  1,112    12,868      ---           18,254
Cumulative effect of change
 in accounting for securities
 available for sale at
 January 1, 1994, net of
 income taxes of $141            ---    ---       ---      273              273
Net income                       ---    ---     1,466      ---            1,466
Cash dividends                   ---    ---      (461)     ---             (461)
Change in net unrealized
 (losses) on securities
 available for sale, net
 of income tax benefit of
 $128                            ---    ---       ---     (248)            (248)
                              ------  -----    ------     ----           ------

Balances, June 30, 1994       $4,274  1,112    13,873       25           19,284
                              ======  =====    ======     ====           ======

Balances, December 31, 1994   $4,285  1,187    14,791     (126)          20,137
Net income                       ---    ---     1,618      ---            1,618
Cash dividends                   ---    ---      (514)     ---             (514)
Change in net unrealized
 gains on securities
 available for sale, net
 of income taxes of $103         ---    ---       ---      201              201
                              ------  -----    ------     ----           ------

Balances, June 30, 1995       $4,285  1,187    15,895       75           21,442
                              ======  =====    ======     ====           ======

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          NATIONAL BANKSHARES, INCORPORATED
                                     (UNAUDITED)
                   SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994

($ in thousands)
                                                      JUNE 30,   JUNE 30,
                                                      1995       1994
                                                      ========   ========

CASH FLOWS FROM OPERATING ACTIVITIES (note 12)
Net Income                                            $1,618       1,466
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                             140         230
   Depreciation of bank premises and equipment           197         203
   Amortization of intangibles                            82          41
   Amortization of premiums and accretion of
    discounts, net                                        58          76
   Gain on bank premises and equipment                    (8)        ---
   Loss on maturities of securities available
    for sale, net                                          3         ---
   Gain on calls of securities held to
    maturity, net                                         (2)         (6)
   Gain on maturities of securities held
    to maturity, net                                     (40)        ---
   Net decrease in mortgage loans held for sale            9         201
   Losses and writedowns on other real estate
    owned                                                ---           5
   (Increase) decrease in:
     Accrued interest receivable                          75        (119)
     Other assets                                       (143)       (231)
   Increase (decrease) in:
     Accrued interest payable                             (9)          5
     Other liabilities                                    35        (160)
                                                      ------     -------
        Net cash provided by operating activities      2,015       1,711
                                                      ------     -------
CASH FLOWS FROM INVESTING ACTIVITIES (note 12)
Net increase in money market investments               1,230       2,620
Proceeds from calls and maturities of securities
 available for sale                                    1,013       3,778
Proceeds from calls and maturities of securities
 held to maturity                                      8,950       2,556
Purchases of securities available for sale            (3,502)       (988)
Purchases of securities held to maturity              (3,434)    (18,324)
Net increase in loans made to customers               (7,704)     (3,900)
Proceeds from disposal of other real estate
 owned                                                    28          60
Recoveries on loans charged off                           36          27
Bank premises and equipment expenditures                (118)       (308)
Proceeds from sale of bank premises and
 equipment                                                 9         ---
                                                      ------     -------
       Net cash used in investing activities          (3,492)    (14,479)

CASH FLOWS FROM FINANCING ACTIVITIES (note 12)
Deposits assumed, net of premium paid                    ---      13,159
Net increase in time deposits                          7,089         406
Net decrease in other deposits                        (6,119)     (2,421)
Net increase in federal funds purchased                  ---       2,785
Cash dividends paid                                     (514)       (461)
                                                      ------     -------
       Net cash provided by financing activities         456      13,468
                                                      ------     -------

Net increase (decrease) in cash and due from banks    (1,021)        700
Cash and due from banks at beginning of year           6,648       4,177
                                                      ------     -------
Cash and due from banks at end of six months          $5,627       4,877
                                                      ======     =======

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            NATIONAL BANKSHARES, INC.


($ in thousands, except per share data)

1.  GENERAL

    The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiary, The National Bank of Blacksburg (NBB), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of the consolidated financial statements have been included. The interim period consolidated financial statements and notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1994 Annual Report to Stockholders, and Form 10-K.


2.  CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

3.  SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

    The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of June 30, 1995 and December 31, 1994 were as follows:

($ in thousands)
                                          June 30, 1995
                                        GROSS         GROSS
                            AMORTIZED   UNREALIZED    UNREALIZED   FAIR
                            COSTS       GAINS         LOSSES       VALUES
                            =========   ==========    ==========   ======

Available for sale:
 U.S. Treasury              $ 3,007        13          (12)         3,008
 U.S. Government agencies
  and corporations            9,937       120           (8)        10,049
 Mortgage-backed securities     248         5          ---            253
 Other securities             1,588         6          (11)         1,583
                            -------     -----         ----         ------
   Total securities
    available for sale      $14,780       144          (31)        14,893
                            =======     =====         ====         ======

($ in thousands)
                                         December 31, 1994
                                        GROSS         GROSS
                            AMORTIZED   UNREALIZED    UNREALIZED   FAIR
                            COSTS       GAINS         LOSSES       VALUES
                            =========   ==========    ==========   ======

Available for sale:
 U.S. Treasury              $ 3,516         1          (61)         3,456
 U.S. Government agencies
  and corporations            6,936         7          (68)         6,875
 Mortgage-backed securities     261       ---          (15)           246
 Other securities             1,592       ---          (55)         1,537
                            -------     -----         ----         ------
   Total securities
    available for sale      $12,305         8         (199)        12,114
                            =======     =====         ====         ======

The amortized costs and fair values of securities available for sale at June 30, 1995 and December 31, 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)
                              June 30, 1995             December 31, 1994
                            AMORTIZED    FAIR          AMORTIZED   FAIR
                            COSTS        VALUES        COSTS       VALUES
                            =========    ======        =========   ======

Due in one year or less     $ 6,513       6,519         3,553       3,513
Due in one year through
 five years                   5,973       6,017         6,985       6,845
Due in five years through
 ten years                    2,055       2,118         1,552       1,541
Due after ten years             108         108            82          82
No maturity                     131         131           133         133
                            -------      ------        ------      ------

                            $14,780      14,893        12,305      12,114
                            =======      ======        ======      ======

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of June 30, 1995 and December 31, 1994 were as follows:

($ in thousands)
                                           June 30, 1995
                                         GROSS         GROSS
                            AMORTIZED    UNREALIZED    UNREALIZED  FAIR
                            COSTS        GAINS         LOSSES      VALUES
                            =========    ==========    ==========  ======

Held to maturity:
 U.S. Treasury              $ 6,758          55           (55)      6,758
 U.S. Government agencies
  and corporations           10,618         223           (15)     10,826
 States and political
  subdivisions               26,568         360          (266)     26,662
 Mortgage-backed securities   1,049          29           ---       1,078
 Other                        6,876          50           (42)      6,884
                            -------      ------        ------      ------

   Total securities
    held to maturity        $51,869         717          (378)     52,208
                            =======      ======        ======      ======

($ in thousands)
                                          December 31, 1994
                                         GROSS         GROSS
                            AMORTIZED    UNREALIZED    UNREALIZED  FAIR
                            COSTS        GAINS         LOSSES      VALUES
                            =========    ==========    ==========  ======

Held to maturity:
 U.S. Treasury              $ 9,722       44             (219)      9,547
 U.S. Government agencies
  and corporations           14,073       20             (296)     13,797
 States and political
  subdivisions               26,073      212           (1,091)     25,194
 Mortgage-backed securities   1,147        8              (17)      1,138
 Other                        6,374       14             (248)      6,140
                            -------      ---           ------      ------
   Total securities
    held to maturity        $57,389      298           (1,871)     55,816
                            =======      ===           =======     ======

The amortized costs and fair values of securities held to maturity at June 30, 1995 and December 31, 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in thousands)
                              June 30, 1995             December 31, 1994
                            AMORTIZED    FAIR          AMORTIZED   FAIR
                            COSTS        VALUES        COSTS       VALUES
                            =========    ======        =========   ======

Due in one year or less     $ 8,102       8,154        10,998      11,006
Due in one year through
 five years                  25,981      26,179        28,749      28,085
Due in five years through
 ten years                   15,777      15,852        15,645      14,820
Due after ten years           2,009       2,023         1,997       1,905
                            -------      ------        ------      ------

                            $51,869      52,208        57,389      55,816
                            =======      ======        ======      ======

4.  MORTGAGE BANKING ACTIVITIES

    NBB originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. Every contract with each investor contains certain recourse language. In general, NBB may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, NBB may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. This potential default period ranges from four to sixteen months after sale of a loan to the investor.

    Mortgage loans held for sale are carried at the lower of cost or fair value. For the period ended June 30, 1995, NBB originated $4,461 and sold $4,470 in mortgage loans to investors.


5.  ALLOWANCE FOR LOAN LOSSES

    Changes in the allowance for loan losses are as follows:

($ in thousands)

                                     Six months ended
                                         June 30,
                                  1995                 1994
                                 =======               =====

Balance, beginning of year       $ 2,006               2,038
Provision for loan losses            140                 230
Recoveries                            36                  27
Loans charged off                    (98)               (197)
                                 -------               -----
  Balance, end of period         $ 2,084               2,098
                                 =======               =====

6.  IMPAIRED LOANS AND NONPERFORMING ASSETS

    Effective January 1, 1995, Bankshares adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 requires that certain loans which have been determined to be impaired be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 also required creditors to evaluate the collectibility of both contractual interest and contractual principal of all receivables when assessing the need for a loss accrual. In addition, SFAS No. 114 eliminates the requirement that a creditor account for certain loans as foreclosed assets prior to the time the creditor has taken possession of the underlying collateral, resulting in the reclassification of in-substance foreclosures from foreclosed properties to loans.

    SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish that, SFAS No. 118 eliminates the provisions in SFAS No. 114 that described how a creditor should report income on an impaired loan. SFAS No. 118 does not change the provisions in SFAS No. 114 that required a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends the disclosure requirements in SFAS No. 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans.

    SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For Bankshares, loans collectively reviewed for impairment include all consumer loans, single family loans and performing multi-family and nonresidential real estate loans, excluding loans which have entered into the "workout process."

    Bankshares considers a loan to be impaired when, based upon current information and events, it believes it is probable that Bankshares will be unable to collect all amounts due according to the contractual terms of the loan agreement. Bankshares' impaired loans within the scope of SFAS No. 114 include nonaccrual loans (excluding those collectively reviewed for impairment), troubled debt restructurings and certain other nonperforming loans. For collateral dependent loans, Bankshares based the measurement of these impaired loans on the fair value of the loan's underlying collateral. For all other loans, Bankshares bases the measurement of these impaired loans on the more readily determinable of the present value of expected future cash flows discounted at the loan's effective interest rate or the observable market price. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' underlying collateral are included in the provision for loan losses. When an impaired loan is either sold, transferred to foreclosed properties or written down, any related valuation allowance is charged off against the allowance for loan losses.

    The adoption of SFAS No. 114, as amended by SFAS No. 118, did not have a material impact on Bankshares' consolidated financial statements due to Bankshares' continuing policy of measuring loan impairment based on the fair value of the underlying collateral which is consistent with the methods prescribed in SFAS No. 114. In addition, Bankshares had previously reclassified in-substance foreclosures from other real estate owned to loans as of December 31, 1993 as prescribed by SFAS No. 114; therefore, no further reclassification from other real estate owned to loans was required upon adoption.

    As of June 30, 1995, the recorded investment in impaired loans was $420 and the amount of the related allowance for loan losses was $263 for a net investment of $157.

    During the period ended June 30, 1995, the average recorded investment in impaired loans was $420, and there was no related amount of interest income recognized during the time within that period that the loans were impaired.

    The following table presents information concerning nonperforming assets.

($ in thousands)

                                 June 30,              December 31,
                                   1995                    1994
                                 ========              ============

Nonaccrual loans                 $  420                  420
Restructured loans                  ---                  229
                                 ------                -----
  Total nonperforming loans         420                  649

Other real estate owned, net      1,055                1,083
                                 ------                -----

  Total nonperforming assets     $1,475                1,732
                                 ======                =====

Loans contractually past due 90
 days or more (excludes non-
 accrual loans)                  $  278                  219
                                 ======                =====

   Loans are generally placed in nonaccrual status when the collection of principal or interest is 90 days or more past due, unless the obligation is both well-secured and in the process of collection.

   The following table shows the interest that would have been earned on nonaccrual and restructured loans if they had been current in accordance with their original terms and the recorded interest that was earned and included in income on these loans:

($ in thousands)

                                         Six Months Ended
                                            June 30,
                                      1995                1994
                                      ====                ====

Scheduled interest:
 Nonaccrual loans                     $ 21                  71
 Restructured loans                      7                  27
                                      ----                ----
   Total scheduled interest           $ 28                  98
                                      ====                ====
Recorded interest:
 Nonaccrual loans                     $---                  36
 Restructured loans                      9                  25
                                      ----                ----
   Total recorded interest            $  9                  61
                                      ====                ====

   Other real estate, acquired through foreclosure or deed in lieu of foreclosure, is carried at the lower of the recorded investment or its fair value, less estimated costs to sell (net realizable value). When the property is acquired, any excess of the loan balance over net realizable value is charged to the allowance for loan losses. Increases or decreases in the net realizable value of such properties are credited or charged to income by adjusting the valuation allowance for other real estate owned. Net costs of maintaining or operating foreclosed properties are expensed as incurred.

   Changes in the valuation allowance for other real estate owned are as follows:

($ in thousands)

                                        Six Months Ended
                                             June 30,
                                      1995                1994
                                      ====                ====

Balances, beginning of period         $ 49                  49
Provision for other real estate owned  ---                 ---
Write-offs                             ---                 ---
                                      ----                ----
Balances, end of period               $ 49                  49
                                      ====                ====

7. INCOME TAXES

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1995 are presented below:

($ in thousands)

                                                          June 30, 1995
                                                          =============

Deferred Tax Assets:
 Loans, principally due to allowance for loan losses $ 504 Other real estate owned, principally due to
  valuation allowance                                         1
 Deferred compensation, due to accrual for
  financial reporting purpose                               143
 Deposit intangibles and goodwill                            13
 Nonaccrual interest on loans                                30
                                                          -----

 Total gross deferred tax assets                            691
 Less valuation allowance                                   ---
                                                          -----

 Net deferred tax assets                                    691
                                                          -----
Deferred tax liabilities:
 Net unrealized gains on securities available for sale (38) Bank premises and equipment, principally due to
  differences in depreciation                               (39)
 Securities, due to differences in discount accretion       (26)
 Deposit intangibles and other assets                       (51)
                                                          -----

 Total gross deferred liabilities                          (154)
                                                          -----

 Net deferred tax asset included in other assets          $ 537
                                                          =====
   The effective tax rate and the components of income tax expense do not differ significantly from such amounts disclosed in prior periods.

   Bankshares has determined that a valuation allowance for the gross deferred tax assets is not necessary at June 30, 1995 due to the fact that the realization of the entire gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.

   Total income taxes were allocated as follow:

($ in thousands)
                                           Six Months Ended
                                               June 30,
                                        1995                 1994
                                        ====                 ====
Income                                  $477                 436
Stockholders' equity, for net
 unrealized gains on securities
 available for sale recognized for
 financial reporting purposes             38                  13
                                        ----                 ---
 Total income taxes                     $515                 449
                                        ====                 ===

8. INTANGIBLE ASSETS

   Included in other assets are deposit intangibles of $806 and $872 at June 30, 1995 and December 31, 1994, respectively, and goodwill of $412 and $427 at
   June  30, 1995 and December 31, 1994  respectively.   Deposit intangibles
   are being amortized on a straight-line basis over a ten-year period and goodwill is being amortized on a straight-line basis over a fifteen-year period.

9. TIME DEPOSITS

   Included in time deposits are certificates of deposit and other time deposits of $100,000 or more in the aggregate amounts of $12,065 at June 30, 1995, and $10,726 at December 31, 1994.

10.NET INCOME PER SHARE
   Net income per share is based upon the weighted average number of common shares outstanding. (1,714,152 in 1995 and 1,709,672 in 1994.)

11.COMMITMENTS AND CONTINGENT LIABILITIES

   In the normal course of business, there are various commitments and contingent liabilities such as commitments to extend credit which are not reflected in the accompanying consolidated financial statements. No losses are anticipated by management as a result of these transactions. Commitments under standby letters of credit at June 30, 1995, were $1,916 and at December 31, 1994, $3,117.

12.SUPPLEMENTAL CASH FLOW INFORMATION

   Bankshares paid $3,196 and $2,727 for interest and $406 and $603 for income taxes, net of refunds, at June 30, 1995 and June 30, 1994, respectively. Noncash investing activities consisted of $98 and $197 of loans charged against the allowance for loan losses for the periods ended June 30, 1995 and June 30, 1994, respectively, and $114 of net unrealized gains included in securities available for sale for the period ended June 30, 1995 and $38 of net unrealized gains included in securities available for sale for the period
   ended  June  30,  1994.    Noncash  investing  activities  also did not
   include any foreclosed loans transferred into other real estate owned for the period ended June 30, 1995 as compared to $297 transferred for the period ended June 30, 1994.

                MANAGEMENT'S DISCUSSION OF ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


($ in thousands)

PERFORMANCE SUMMARY

Net income during the first six months of 1995 increased $152 compared to a $241 increase from 1993 to 1994. Interest income was up 11.5% over 1994 due to increases in the loan portfolio and changes in the yields on other earning assets. An increase in total deposits resulting from a purchase of deposits transaction consummated in April 1994, a shift in the mix of deposit liabilities to time deposits and the rising rate environment contributed to the increase in interest expense of $455 from 1994 to 1995 compared to a $254 decrease from 1993 to 1994.

Increases of $20 and $28 in the noninterest income categories of service charges on deposit accounts and credit card fees were adversely impacted by a reduction in Trust income of $68.

Noninterest expense increased 7.7% in the first half of 1995 compared to a 2.1% increase in 1994. Salaries and employees benefits expense rose $131 as a result of new hires, promotions and salary increases, as well as increased costs associated with employee health insurance coverage and pension expenses. Goodwill amortization of $15 resulted from the purchase of deposits transaction.


INCOME TAXES

Although Bankshares earnings rose, the effective tax rate for the period ended June 30, 1995 was 22.8% compared to 22.9% for the period ended June 30, 1994.


BALANCE SHEET

Total assets have increased slightly since year-end 1994. Net loans increased $7,606 as a result of stronger demand for real estate construction loans, loans to individuals and commercial and industrial loans. Securities and cash equivalents decreased by $4,992 in response to the growth in the loan portfolio. Total deposits increased by $970 since year-end 1994 and shifted from the interest bearing and savings categories to the time deposit category as customers took advantage of higher rates.

Bankshares' stockholders' equity was $21,442 at June 30, 1995 compared to $20,137 at year-end 1994. The increase of $1,255 was the result of earnings retention and a turnaround in net unrealized gains on securities available for sale.


LIQUIDITY

Bankshares maintained an adequate level of liquidity during the first half of 1995 and 1994. The liquidity ratio was 22.7% at June 30, 1995 and 26.3% at June 30, 1994. Certain assets are maintained on a short-term basis to meet liquidity demands anticipated by management.

CAPITAL RESOURCES

Bankshares continues to maintain a strong capital position with the increase in total capital attributable to retained earnings and the adoption of SFAS No.
115. Both Bankshares' and NBB's capital adequacy ratios exceed regulatory requirements and they provide added flexibility to take advantage of business opportunities as they arise.

                                   Capital Analysis

($ in thousands)

                                                      June 30, 1995
Capital Components                               Consolidated      NBB
==================                               ============    =======

 Tier 1 capital                                  19,633           19,490
 Risk-adjusted tier 2 capital                     1,697            1,697
                                                 ------          -------

  Total risk-adjusted capital                    21,530           21,187


Asset Components                                 Consolidated      NBB
================                                 ============    =======

 Adjusted risk-weighted assets                   135,338         135,383
 Year-to-date adjusted average assets            197,086         197,284


Capital Ratios                        Required   Consolidated    NBB
==============                        ========   ============    =======

 Common stockholders' equity                     10.63%          10.56%
 Regulatory capital                   6%         10.74%          10.68%
 Risk-weighted capital:
  Tier 1                              4%         14.51%          14.40%
  Tier 1 + tier 2                     8%         15.76%          15.65%
 Leverage ratio                       3%-5%       9.96%           9.88%

                        NATIONAL BANKSHARES, INCORPORATED
                                     PART II
                                OTHER INFORMATION


Items 1-3. Legal  Proceedings;  Changes  in  Securities;  Defaults  Upon  Senior
           Securities

           None for the period ended
           June 30, 1995.

Item 4.    Submission of Matters to a Vote of Security Holders

           Three Class 2 Directors of the Company were elected by a vote of the security holders for a term of four years each.

           (a) This matter was submitted to a vote at the Company's Annual Meeting of Stockholders, held on April 11, 1995.

           (b)  The name of each director elected at the meeting follows:

                                  James M. Shuler
                                  Jeffrey R. Stewart
                                  J. Lewis Webb, Jr.

                The names of each director whose term of office continued after the meeting is listed:

                                  John M. Barringer
                                  Charles L. Boatwright
                                  L. Allen Bowman
                                  Robert E. Christopher
                                  Paul A. Duncan
                                  James G. Rakes

           (c) The number of votes cast for or against each nominee is provided below. There were 3,800 abstaining votes and no broker non-votes.

                Election of Directors

                Director                    Votes For         Votes Against
                ========                    =========         =============
                James M. Shuler             1,162,273               200
                Jeffrey R. Stewart          1,151,285            11,188
                J. Lewis Webb, Jr.          1,160,285             2,188

Item 5.    Other Information

           None for the period ended
           June 30, 1995.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  None for the period ended
                June 30, 1995.

           (b)  None for the period ended
                June 30, 1995.

                        NATIONAL BANKSHARES, INCORPORATED

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            National Bankshares, Inc.
                                  (Registrant)








Date:__________________   /s/ James G. Rakes
                          James G. Rakes, President and
                           Chief Executive Officer





Date:__________________   /s/ Joan C. Nelson
                          Joan C. Nelson, Treasurer