Form 10-Q
period 1995-09-30
NATIONAL BANKSHARES INC
filed 1995-11-13
CIK 796534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                          Commission File Number:
September 30, 1995                                                     0-15204


                           NATIONAL BANKSHARES, INC.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Virginia                                                      54-1375874
---------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


100 South Main Street
P.O. Box 90002
Blacksburg, Virginia                                                 24062-9002
---------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)              (540)552-2011
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


               Yes     X           No
                    -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                               Outstanding at November 9, 1995
-------------------------------               ---------------------------------
COMMON STOCK, $2.50 PAR VALUE                              1,714,152



                        (This report contains 26 pages)

                           NATIONAL BANKSHARES, INC.

                                   FORM 10-Q

                                     INDEX




                                                                 Page
                                                                 ----

PART I    FINANCIAL INFORMATION
--------------------------------

     ITEM 1 - FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30, 1995
           AND DECEMBER 31, 1994                                  3-4

          CONSOLIDATED STATEMENTS OF INCOME,
           THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994         5-6

          CONSOLIDATED STATEMENTS OF INCOME,
           NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994          7-8

          CONSOLIDATED STATEMENTS OF CHANGES IN
           STOCKHOLDERS' EQUITY, NINE MONTHS ENDED
           SEPTEMBER 30, 1995 AND 1994                             9

          CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994         10-11

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             12-21

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                             22-24


PART II   OTHER INFORMATION
----------------------------

     ITEMS 1 - 3 - LEGAL PROCEEDINGS; CHANGES IN
        SECURITIES; DEFAULTS UPON SENIOR SECURITIES                25

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS                                           25

     ITEM 5 - OTHER INFORMATION                                    25

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K                   25

     SIGNATURES                                                    26

                       CONSOLIDATED BALANCE SHEETS
                        NATIONAL BANKSHARES, INC.
           SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994


                                                 SEPTEMBER    DECEMBER
                                                 30, 1995     31, 1994
 ($ in thousands)                                =========  ============
 ASSETS

 Cash and due from banks (note 2)                $  5,381      6,648
 Federal funds sold                                 4,610      1,400
 Securities available for sale, at fair            12,854     12,114
  value (note 3)
 Securities held to maturity at amortized cost
  (fair value $53,832 in 1995 and $55,816 in
  1994) (note 3)                                   53,105     57,389
 Mortgage loans held for sale (note 4)              1,318        392

 Loans:

    Real estate construction loans                  7,919      5,543
    Real estate mortgage loans                     30,841     30,212
    Commercial and industrial loans                38,212     35,984
    Loans to individuals                           48,502     45,767
                                                 --------   --------

             Total loans                          125,474    117,506

    Less unearned income on loans                  (1,811)    (1,782)
                                                 --------   --------
             Loans, net of unearned income        123,663    115,724

    Less allowance for loan losses (note 5)        (2,105)    (2,006)
                                                 --------   --------
             Loans, net                           121,558    113,718
                                                 --------   --------

 Bank premises and equipment, net                   2,670      2,762
 Accrued interest receivable                        1,909      1,698
 Other real estate owned, net (note 6)                946      1,083
 Other assets (notes 7 and 8)                       2,329      2,523
                                                 --------   --------

             Total assets                        $206,680    199,727
                                                 ========   ========

 LIABILITIES  AND  STOCKHOLDERS'  EQUITY
 Noninterest-bearing deposits                      24,507     23,816
 Interest-bearing deposits                         57,446     59,794
 Savings deposits                                  16,038     19,257
 Time deposits (note 9)                            85,161     75,769
                                                 --------   --------
             Total deposits                       183,152    178,636
                                                 --------   --------
 Accrued interest payable                             242        225
 Other liabilities                                  1,029        729
                                                 --------   --------
             Total liabilities                    184,423    179,590
                                                 --------   --------
 Stockholders' equity:

 Preferred stock of no par value.  Authorized
  5,000,000 shares; none issued and outstanding       ---        ---
 Common stock of $2.50 par value. Authorized
  5,000,000 shares; issued and outstanding
  1,714,152                                         4,285      4,285
 Surplus                                            1,187      1,187
 Undivided profits                                 16,722     14,791
 Net unrealized gains (losses) on
  securities available for sale                        63       (126)
                                                 --------   --------

             Total stockholders' equity            22,257     20,137

 Commitments and contingent liabilities
  (note 10)                                      --------   --------

             Total liabilities and
              stockholders' equity               $206,680    199,727
                                                 ========   ========

 See accompanying notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF INCOME
                        NATIONAL BANKSHARES, INC.
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                               (UNAUDITED)

                                                   SEPTEMBER   SEPTEMBER
 ($ in thousands, except per share data)            30, 1995   30, 1994
                                                   =========   =========

 INTEREST  INCOME
 Interest and fees on loans                          $3,079      2,655
 Interest on federal funds sold                          57          4
 Interest on securities-taxable                         676        799
 Interest on securities-nontaxable                      326        333
                                                     ------     ------

             Total interest income                    4,138      3,791
                                                     ------     ------

 INTEREST  EXPENSE

 Interest on time certificates of deposit of
  $100,000 or more                                      145        107
 Interest on other deposits                           1,607      1,303
 Interest on federal funds purchased                      2         15
                                                     ------     ------
            Total interest expense                    1,754      1,425
                                                     ------     ------
            Net interest income                       2,384      2,366

 Provision for loan losses (note 5)                      85        150
                                                     ------     ------
            Net interest income after provision
             for loan losses                          2,299      2,216
                                                     ------     ------
 NONINTEREST  INCOME

 Service charges on deposit accounts                    175        162
 Other service charges and fees                          43         49
 Credit card fees                                       117         90
 Trust income                                            95         81
 Other income                                            13          4
 Realized securities gains (losses), net                ---          2
                                                     ------     ------
             Total noninterest income                   443        388
                                                     ------     ------

 NONINTEREST  EXPENSE
 Salaries and employee benefits                         789        765
 Occupancy and furniture and fixtures                   132        138
 Data processing and ATM                                 87         83
 FDIC assessment                                         71         97
 Credit card processing                                 104         86
 Goodwill amortization                                    7          7
 Net costs of other real estate owned                    54          3
 Other operating expense                                395        386
                                                     ------     ------

             Total noninterest expense                1,639      1,565
                                                     ------     ------
 Income before income tax expense                     1,103      1,039

 Income tax expense (note 7)                            276        236
                                                     ------     ------

             Net income                                $827        803
                                                     ======     ======

             Net income per share                     $0.48       0.47
                                                     ======     ======

 Average shares (in thousands)                        1,714      1,710
                                                     ======     ======


 See accompanying notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF INCOME
                        NATIONAL BANKSHARES, INC.
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                               (UNAUDITED)

                                                   SEPTEMBER  SEPTEMBER
 ($ in thousands, except per share data)           30, 1995    30, 1994
                                                   =========  =========

 INTEREST  INCOME
 Interest and fees on loans                         $ 8,754      7,532
 Interest on federal funds sold                         152        115
 Interest on securities-taxable                       2,014      2,204
 Interest on securities-nontaxable                      988        904
                                                    -------     ------
             Total interest income                   11,908     10,755
                                                    -------     ------

 INTEREST  EXPENSE
 Interest on time certificates of deposit
  of $100,000 or more                                   387        320
 Interest on other deposits                           4,550      3,822
 Interest on federal funds purchased                      4         15
                                                    -------     ------
            Total interest expense                    4,941      4,157
                                                    -------     ------
            Net interest income                       6,967      6,598

 Provision for loan losses (note 5)                     225        380
                                                    -------     ------
            Net interest income after provision
             for loan losses                          6,742      6,218
                                                    -------     ------

 NONINTEREST  INCOME
 Service charges on deposit accounts                    528        495
 Other service charges and fees                         118        123
 Credit card fees                                       330        275
 Trust income                                           271        325
 Other income                                            31         17
 Realized securities gains (losses), net                 (1)         7
                                                    -------     ------
             Total noninterest income                 1,277      1,242
                                                    -------     ------

 NONINTEREST  EXPENSE
 Salaries and employee benefits                       2,359      2,204
 Occupancy and furniture and fixtures                   400        421
 Data processing and ATM                                272        244
 FDIC assessment                                        271        290
 Credit card processing                                 306        250
 Goodwill amortization                                   22         12
 Net costs of other real estate owned                    85         29
 Other operating expense                              1,106      1,069
                                                    -------     ------

             Total noninterest expense                4,821      4,519
                                                    -------     ------

 Income before income tax expense                     3,198      2,941
 Income tax expense (note 7)                            753        672
                                                    -------     ------

             Net income                             $ 2,445      2,269
                                                    =======     ======

             Net income per share                     $1.43       1.33
                                                    =======     ======

 Average shares (in thousands)                        1,714      1,710
                                                    =======     ======
 See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           NATIONAL BANKSHARES, INC.
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


                                                              Net
                                                           Unrealized
                                                             Gains
                                                          (Losses) on
                                                           Securities
                              Common           Undivided   Available
 ($ in thousands)              Stock   Surplus  Profits     For Sale   Total
                              =======  ======= =========  ===========  =======

 Balances, December 31, 1993  $4,274    1,112    12,868          ---   18,254
 Cumulative effect of change
  in accounting for
  securities available for
  sale at January 1, 1994,
  net of income taxes of
  $141                           ---      ---       ---          273      273
 Net income                      ---      ---     2,269          ---    2,269
 Cash dividends ($.27 per
  share)                         ---      ---      (462)         ---     (462)
 Change in net unrealized
  (losses) on securities
  available for sale, net of
  income tax benefit of $160     ---      ---       ---         (310)    (310)
                              ------   ------    ------        -----   ------
 Balances, September 30,
  1994                        $4,274    1,112    14,675          (37)  20,024
                              ======   ======    ======        =====   ======

 Balances, December 31, 1994  $4,285    1,187    14,791         (126)  20,137
 Net income                      ---      ---     2,445          ---    2,445
 Cash dividends ($.30 per
  share)                         ---      ---      (514)         ---     (514)
 Change in net unrealized
  gains on securities
  available for sale, net
  of income taxes of $97         ---      ---       ---          189      189
                              ------   ------    ------        -----   ------
 Balances, September 30,
  1995                        $4,285    1,187    16,722           63   22,257
                              ======   ======    ======        =====   ======

 See accompanying notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NATIONAL BANKSHARES, INC.
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
                                (UNAUDITED)


                                                     SEPTEMBER  SEPTEMBER
 ($ in thousands)                                    30, 1995    30, 1994
                                                     =========  =========
 CASH FLOWS FROM OPERATING ACTIVITIES  (note 11)

 Net Income                                            $2,445       2,269

 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                           225         380
      Provision for deferred income taxes                (119)        ---
      Depreciation of bank premises and equipment         288         300
      Amortization of intangibles                         116          83
      Amortization of premiums and accretion of
       discounts, net                                      42         113
      Gain on bank premises and equipment
       disposals                                           (8)        ---
      Loss on maturities of securities available
       for sale, net                                        3         ---
      Gain on calls of securities held to
       maturity, net                                       (2)         (7)
      Net decrease (increase) in mortgage loans
       held for sale                                     (926)      1,491
      Losses and writedowns on other real estate
       owned                                               49           5
      (Increase) decrease in:
         Accrued interest receivable                     (211)       (367)
         Other assets                                     100        (264)
      Increase (decrease) in:
         Accrued interest payable                          17          (6)
         Other liabilities                                300         (72)
                                                       ------      ------
                Net cash provided by operating
                 activities                             2,319       3,925
                                                       ------      ------

 CASH FLOWS FROM INVESTING ACTIVITIES     (note 11)
 Net increase (decrease) in money market
  investments                                          (3,210)      1,725
 Proceeds from calls and maturities of securities
  available for sale                                    4,021       5,293
 Proceeds from calls and maturities of securities
  held to maturity                                     10,183       2,926
 Purchases of securities available for sale            (4,492)       (988)
 Purchases of securities held to maturity              (5,925)    (18,616)
 Net increase in loans made to customers               (8,118)     (3,063)
 Proceeds from disposal of other real estate owned         88          62
 Recoveries on loans charged off                           53          38
 Bank premises and equipment expenditures                (197)       (406)
 Proceeds from sale of bank premises and equipment          9           1
                                                       ------      ------
               Net cash used in investing
                activities                             (7,588)    (13,028)
                                                       ------      -------

 CASH FLOWS FROM FINANCING ACTIVITIES  (note 11)
 Deposits assumed, net of premium paid                    ---      13,159
 Net increase in time deposits                          9,392       3,283
 Net decrease in other deposits                        (4,876)     (6,059)
 Cash dividends paid                                     (514)       (462)
                                                       ------      ------
               Net cash provided by financing
                activities                              4,002       9,921
                                                       ------      ------
 Net increase (decrease) in cash and due from
  banks                                                (1,267)        818
 Cash and due from banks at beginning of year           6,648       4,177
                                                       ------      ------
 Cash and due from banks at end of period              $5,381       4,995
                                                       ======      ======

 See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NATIONAL BANKSHARES, INC.
         SEPTEMBER 30, 1995 AND 1994 (UNAUDITED) AND DECEMBER 31, 1994


($ in thousands, except per share data)

1. GENERAL

   The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiary, The National Bank of Blacksburg (NBB), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months and nine months ended September 30, 1995 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1994 Annual Report to Stockholders.


2. CASH EQUIVALENTS

   For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

3. SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

   The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of September 30, 1995 and December 31, 1994 are as follows:


                                                 September 30, 1995
                                                  GROSS       GROSS
                                     AMORTIZED  UNREALIZED UNREALIZED    FAIR
($ in thousands)                       COSTS      GAINS      LOSSES     VALUES
                                     =========  ========== ==========  ========

Available for sale:
  U.S. Treasury                        $2,502          10          (7)   2,505
  U.S. Government agencies and
   corporations                         7,690          99          (3)   7,786
  Mortgage-backed securities              240           5         ---      245
  Other securities                      2,327          20         (29)   2,318
                                      -------        ----        ----   ------
     Total securities available
      for sale                        $12,759         134         (39)  12,854
                                      =======        ====        ====   ======


                                                 December 31, 1994

                                                  GROSS       GROSS
                                     AMORTIZED  UNREALIZED UNREALIZED      FAIR
($ in thousands)                       COSTS      GAINS      LOSSES      VALUES
                                     =========  ========== ==========  ========
Available for sale:

  U.S. Treasury                        $3,516           1         (61)   3,456
  U.S. Government agencies and
   corporations                         6,936           7         (68)   6,875
  Mortgage-backed securities              261         ---         (15)     246
  Other securities                      1,592         ---         (55)   1,537
                                      -------        ----        ----   ------

     Total securities available
      for sale                        $12,305           8        (199)  12,114
                                      =======        ====        ====   ======

The amortized costs and fair values of securities available for sale at September 30, 1995 and December 31, 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                      September 30, 1995     December 31, 1994

                                     AMORTIZED     FAIR     AMORTIZED    FAIR
($ in thousands)                       COSTS      VALUES      COSTS     VALUES
                                     =========  ========== ==========  ========
Due in one year or less               $ 5,505       5,521       3,553    3,513
Due in one year through five years      3,990       4,008       6,985    6,845
Due in five years through ten years     3,048       3,109       1,552    1,541
Due after ten years                        85          85          82       82
No maturity                               131         131         133      133
                                      -------      ------      ------   ------

    Total securities held to
     maturity                         $12,759      12,854      12,305   12,114
                                      =======      ======      ======   ======


The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of September 30, 1995 and December 31, 1994 are as follows:


                                                 September 30, 1995

                                                  GROSS       GROSS
                                     AMORTIZED  UNREALIZED UNREALIZED      FAIR
($ in thousands)                       COSTS      GAINS      LOSSES      VALUES
                                     =========  ========== ==========  ========
Held to maturity:

  U.S. Treasury                       $ 6,757          47         (40)   6,764
  U.S. Government agencies
   and corporations                    10,116         179          (8)  10,287
  States and political subdivisions    28,345         576         (77)  28,844
  Mortgage-backed securities            1,017          31         ---    1,048
  Other                                 6,870          57         (38)   6,889
                                      -------        ----        ----   ------
    Total securities held to
     maturity                         $53,105         890        (163)  53,832
                                      =======        ====        ====   ======

                                                 December 31, 1994
                                                  GROSS       GROSS
                                     AMORTIZED  UNREALIZED UNREALIZED      FAIR
($ in thousands)                       COSTS      GAINS      LOSSES      VALUES
                                     =========  ========== ==========  ========

Held to maturity:
  U.S. Treasury                       $ 9,722          44        (219)   9,547
  U.S. Government agencies
   and corporations                    14,073          20        (296)  13,797
  States and political subdivisions    26,073         212      (1,091)  25,194
  Mortgage-backed securities            1,147           8         (17)   1,138
  Other                                 6,374          14        (248)   6,140
                                      -------        ----      ------   ------

    Total securities held to
     maturity                         $57,389         298      (1,871)  55,816
                                      =======        ====      ======   ======


The amortized costs and fair values of securities held to maturity at September 30, 1995 and December 31, 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                      September 30, 1995     December 31, 1994
                                     AMORTIZED     FAIR     AMORTIZED    FAIR
($ in thousands)                       COSTS      VALUES      COSTS     VALUES
                                     =========  ========== ==========  ========

Due in one year or less               $10,847      10,898      10,998   11,006
Due in one year through five years     22,716      23,022      28,749   28,085
Due in five years through ten years    17,354      17,670      15,645   14,820
Due after ten years                     2,188       2,242       1,997    1,905
                                      -------      ------      ------   ------
    Total securities held to
     maturity                         $53,105      53,832      57,389   55,816
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

   Mortgage loans  held for  sale  are carried  at the  lower of  cost or  fair
   value.    For  the nine  months  ended September  30,  1995,  NBB originated
   $11,475 and sold $10,549 in mortgage loans to investors.

5. ALLOWANCE FOR LOAN LOSSES

   Changes in the allowance for loan losses are as follows:

                                  Three months ended   Nine months ended
                                     September 30,       September 30,

 ($ in thousands)                   1995      1994       1995     1994
                                   =======   ======    =======   ======
 Balance, beginning of period    $ 2,084      2,098     2,006    2,038
 Provision for loan losses            85        150       225      380
 Recoveries                           17         11        53       38
 Loans charged off                   (81)      (207)     (179)    (404)
                                 -------     ------   -------   ------
 Balance, end of period          $ 2,105      2,052     2,105    2,052
                                 =======     ======   =======   ======


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

   As of September 30, 1995, the recorded investment in impaired loans was $420 and the amount of the related allowance for loan losses was $263 for a net investment of $157.

   During the nine months ended September 30, 1995, the average recorded investment in impaired loans was $420, and there was no related amount of interest income recognized during the time within that period that the loans were impaired.

   The following table presents information concerning nonperforming assets.

                                     SEPTEMBER 30,       DECEMBER 31,
 ($ in thousands)                        1995               1994
                                     =============     ==============

 Nonaccrual loans                      $  420               420
 Restructured loans                       ---               229
                                       ------             -----
    Total nonperforming loans             420               649

 Other real estate owned, net             946             1,083
                                       ------             -----
    Total nonperforming assets         $1,366             1,732
                                       ======             =====
 Loans contractually past due 90
  days or more (excludes non-
  accrual loans)                       $  191               219
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

   The following table shows the interest that would have been earned on nonaccrual and restructured loans if they had been current in accordance with their original terms and the recorded interest that was earned and included in income on these loans:

                                               Nine Months Ended
                                                 September 30,

    ($ in thousands)                      1995                1994
                                          ====                ====
    Scheduled interest:
     Nonaccrual loans                     $ 32                  28
     Restructured loans                    ---                  14
                                          ----                ----

        Total scheduled interest          $ 32                  42
                                          ====                ====

    Recorded interest:
     Nonaccrual loans                     $---                 ---
     Restructured loans                    ---                   3
                                          ----                ----
        Total recorded interest           $---                   3
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

   Changes in  the valuation  allowance  for  other real  estate owned  are  as follows:
                                        Three Months EndedNine Months Ended
                                          September 30,     September 30,

    ($ in thousands)                      1995     1994     1995     1994
                                          ====     ====     ====     ====

    Balances, beginning of period        $ 49        49       49       49
    Provision for other real estate
     owned                                 49       ---       49      ---
                                         ----      ----     ----     ----
    Balances, end of period              $ 98        49       98       49
                                         ====      ====     ====     ====

7. INCOME TAXES

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995 are presented below:


                                                          SEPTEMBER 30,
 ($ in thousands)                                             1995
                                                          ==============

 Deferred Tax Assets:
  Loans, principally due to allowance for loan losses        $ 545
  Other real estate owned, principally due to valuation
   allowance                                                    26
  Deferred compensation, due to accrual for financial
   reporting purpose                                           169
  Deposit intangibles and goodwill                              26
  Nonaccrual interest on loans                                   4
                                                             -----

  Total gross deferred tax assets                              770
  Less valuation allowance                                     ---
                                                             -----

  Net deferred tax assets                                      770
                                                             -----

 Deferred tax liabilities:
  Net unrealized gains on securities available for sale        (32)
  Bank premises and equipment, principally due to
   differences in depreciation                                 (17)
  Securities, due to differences in discount accretion         (31)
  Prepaid expenses and other assets                            (28)
                                                             -----
  Total gross deferred liabilities                            (108)
                                                             -----

  Net deferred tax asset included in other assets            $ 662
                                                             =====

   The effective tax rate and the components of income tax expense do not differ significantly from such amounts disclosed in prior periods.

   Bankshares has determined that a valuation allowance for the gross deferred tax assets is not necessary at September 30, 1995 due to the fact that the realization of the entire gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.

   Total income taxes are allocated as follow:

                                                   Nine Months Ended
                                                     September 30,

    ($ in thousands)                           1995              1994
                                               ====              ====
    Income                                     $753               672
    Stockholders' equity, for net
     unrealized gains (losses) on
     securities available for sale
     recognized for financial reporting
     purposes                                    97               (19)
                                               ----              ----

    Total income taxes                         $850               653
                                               ====              ====
8. INTANGIBLE ASSETS

   Included in other assets are deposit intangibles, net of amortization, of $778 and $872 at September 30, 1995 and December 31, 1994, respectively, and goodwill, net of amortization, of $405 and $427 at September 30, 1995 and December 31, 1994 respectively. Deposit intangibles are being amortized on a straight-line basis over a ten-year period and goodwill is being amortized on a straight-line basis over a fifteen-year period.

9. TIME DEPOSITS

   Included in time deposits are certificates of deposit and other time deposits of $100,000 or more in the aggregate amounts of $12,659 at September 30, 1995, and $10,726 at December 31, 1994.

10.COMMITMENTS AND CONTINGENT LIABILITIES

   In the normal course of business, there are various commitments and contingent liabilities such as commitments to extend credit which are not reflected in the accompanying consolidated financial statements. No losses are anticipated by management as a result of these transactions. Commitments under standby letters of credit at September 30, 1995, were $1,943 and at December 31, 1994, $3,117.

11.SUPPLEMENTAL CASH FLOW INFORMATION

   Bankshares paid $4,924 and $4,163 for interest and $671 and $859 for income taxes, net of refunds, at September 30, 1995 and September 30, 1994, respectively. Noncash investing activities consisted of $179 and $404 of loans charged against the allowance for loan losses for the periods ended September 30, 1995 and September 30, 1994, respectively, and $95 of net unrealized gains included in securities available for sale for the period ended September 30, 1995 and $56 of net unrealized losses included in securities available for sale for the period ended September 30, 1994. There were no foreclosed loans transferred into other real estate owned for the period ended September 30, 1995 as compared to $297 transferred for the period ended September 30, 1994.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                     Three Months Ended September 30, 1995
               Compared to Three Months Ended September 30, 1994

($ in thousands)

PERFORMANCE SUMMARY

Net income for the current quarter amounted to $827, an increase of $24 or 3.0% over the corresponding quarter in 1994. This increase resulted from a decrease in the provision for loan losses, an increase in noninterest income and an increase in noninterest expense.

NET INTEREST INCOME

Net interest income increased $18 or 7.6% in the current quarter over the corresponding quarter in 1994. Interest income increased $347 or 9.2% due to an increase in loans. Interest expense increased $329 or 23.1% due to an increase in deposits.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses decreased $65 or 43.3% in the current quarter over the corresponding quarter in 1994 due to a decline in net charge offs and a stabilization of past due and nonaccrual loans. Management considers the allowance adequate.

NONINTEREST INCOME

Noninterest income increased $55 or 14.2% in the current quarter over the corresponding quarter in 1994 due to an increase in service charges on deposit accounts, credit card fees, and trust income.

NONINTEREST EXPENSE

Noninterest expense increased $74 or 4.7% in the current quarter over the corresponding quarter in 1994 due principally to increases in salaries and employee benefits, credit card processing and net costs of other real estate owned.

INCOME TAXES

Bankshares effective tax rate for the current quarter of 25.0% is comparable to the 22.7% effective rate in the corresponding quarter of 1994.


                      Nine Months Ended September 30, 1995
                Compared to Nine Months Ended September 30, 1994

($ in thousands)

PERFORMANCE SUMMARY

Net income for the nine months ended September 30, 1995 increased $176 or 7.8% compared to the corresponding period of the previous year. This compared to a $321 or 16.5% increase for the September 30, 1994 period compared to September 30, 1993. The increase in net income for the nine months ended September 30, 1995 was attributable principally to an increase in net interest income, a decrease in the provision for loan losses and an increase in noninterest expense.

NET INTEREST INCOME

Net interest income increased $369 or 5.6% from 1994 to 1995 compared to an increase of $211 or 3.3% from 1993 to 1994. Interest income increased $1,153 over 1994 due to increases in the loan portfolio and changes in the yields on other earning assets. Interest expense increased $784 from 1994 to 1995 due to growth in total deposits and changes in the mix of deposit liabilities to time deposits.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses decreased $155 or 40.8% in 1995 compared to 1994 because past due and nonaccrual loans have stabilized. The allowance for loan losses to period end loans, net of unearned income, approximated 1.70% at September 30, 1995 compared to 1.73% at December 31, 1994. Management considers the allowance adequate.

NONINTEREST INCOME

During the first nine months of 1995 total noninterest income rose $35 or 2.8% over the same period last year. This increase was due primarily to increases in service charges on deposit accounts, credit card fees and other income.

NONINTEREST EXPENSE

Noninterest expense increased $302 or 6.7% for the nine months ended September 30, 1995 compared to a $206 or 4.8% increase for the 1993 to 1994 period. The largest component of the increase was due to the increased cost of salaries and employee benefits. Fringe benefit costs for pension, medical and dental coverage have increased in the past year. Other operating expense increases were in the areas of data processing, credit card processing and net costs of other real estate owned. Net costs of other real estate owned increased $56 due mainly to writedowns of OREO property. The FDIC assessment decreased by $19 reflecting a decrease in the FDIC rate charged for deposits.

INCOME TAXES

Bankshares' effective tax rate of 23.5% for the nine months ended September 30, 1995 is comparable to 22.8% for the nine months ended September 30, 1994.

BALANCE SHEET

Total assets have risen $6,953 since year end 1994. This increase is the result of stronger loan demand for all categories of loans. Total deposits increased $4,516 since year end 1994 with time deposits increasing $9,392. This increase was a result of higher rates paid on time deposits compared to rates paid on interest-bearing and savings deposits. Bankshares' stockholders' equity was $22,257 at September 30, 1995 compared to $20,137 at year end 1994. The increase of $2,120 resulted from earnings retention and a turnaround in net unrealized gains on securities available for sale.



LIQUIDITY

Bankshares maintained an adequate level of liquidity during the first nine months of 1995 and 1994. The liquidity ratio was 23.8% at September 30, 1995 and 27% at September 30, 1994. Certain assets are maintained on a short-term basis to meet liquidity demands anticipated by management.

CAPITAL RESOURCES

Bankshares continues to maintain a strong capital position with the increase in total capital attributable to retained earnings and the adoption of SFAS No.
115. Both Bankshares' and NBB's capital adequacy ratios exceed regulatory requirements and they provide added flexibility to take advantage of business opportunities as they arise.



                                CAPITAL ANALYSIS



    ($ in thousands)                                   September 30, 1995
    Capital Components                               Consolidated     NBB
    ==================                               ============  ========

     Tier 1 capital                                    $19,560      19,417
     Risk-adjusted tier 2 capital                        1,713       2,105
                                                       -------     -------
       Total risk-adjusted capital                     $21,273      21,522
                                                       =======     ========




    Asset Components                                 Consolidated    NBB
    ================                                 ============  ========
     Adjusted risk-weighted assets                    $136,635     136,652
     Year-to-date adjusted average assets              198,858     198,978




    Capital Ratios                         Required  Consolidated    NBB
    ==============                         ========  ============  ========
     Common stockholders' equity                         10.78%     10.32%
     Regulatory capital                       6%         10.88%     10.42%
     Risk-weighted capital:
      Tier 1                                  4%         14.91%     14.21%
      Tier 1 + tier 2                         8%         16.16%     15.46%
     Leverage ratio                         3%-5%        10.25%      9.76%

                           NATIONAL BANKSHARES, INC.
                                    PART II
                               OTHER INFORMATION


Items 1-3.    Legal  Proceedings; Changes in  Securities; Defaults  Upon Senior
              Securities

              None for the period ended
              September 30, 1995.

Item 4.       Submission of Matters to a Vote of Security Holders

              None for the period ended
              September 30, 1995.

Item 5.       Other Information

              None for the period ended
              September 30, 1995.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 10(a) -  Agreement and Plan of Merger dated as of the
                                   28th  day  of  August,  1995, by  and  among
                                   National  Bankshares, Inc.  and the  Bank of
                                   Tazewell  County   (incorporated  herein  by
                                   reference  to Exhibit  2.1 to  the Company's
                                   Report on Form 8-K dated August 28, 1995)

                  Exhibit 27 -     Financial Data Schedule


              (b) Form 8-K dated August 28, 1995
                   Item 5. Other Events
                   Item 7. Financial Statements and Exhibits

                           NATIONAL BANKSHARES, INC.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           National Bankshares, Inc.
                                  (Registrant)








   Date: 11/09/95             /s/ James G. Rakes
         --------             -----------------------------------
                              James G. Rakes, President and
                              Chief Executive Officer





   Date: 11/09/95             /s/ Joan C. Nelson
         --------             -----------------------------------
                              Joan C. Nelson, Treasurer