Form 10-K405
period 1995-12-31
NATIONAL BANKSHARES INC
filed 1996-03-29
CIK 796534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                Commission file number
   December 31, 1995                                           O-15204

                       NATIONAL BANKSHARES, INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Virginia                                   54-1375874
-------------------------------         ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

      100 South Main Street
      Blacksburg, Virginia                                         24060
----------------------------------------                   --------------------
(Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code            (540) 552-2011
                                                           --------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $2.50 per Share
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X        No
                                 -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.        X
                    -------

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 20, 1996 was $42,732,548. The aggregate market value was computed based on a price determined from transactions known to management of the Registrant since its stock is not extensively traded, listed on any exchange, or quoted by NASDAQ. (In determining this amount, the registrant assumes that all of its Directors and principal Officers are affiliates. Such assumption shall not be deemed conclusive for any other purposes.)


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at March 20, 1996
------------------------------                  -------------------------------
COMMON STOCK, $2.50 PAR VALUE                             1,714,152


                      DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrants' Annual Report to Stockholders for the year ended December 31, 1995, is incorporated by reference into Parts I and II of this report.

Selected information from the Registrant's Proxy Statement for the Annual Meeting to be held April 9, 1996 and filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.




                        (This report contains 88 pages.)
                                              --
                  (The Index of Exhibits are on pages 39-40.)


                       NATIONAL BANKSHARES, INCORPORATED

                      ANNUAL REPORT FOR 1995 ON FORM 10-K


                               TABLE OF CONTENTS


                                                                      PAGE
                                                                      ----

   PART I

   Item 1.      Business                                              4-31
   Item 2.      Properties                                             31
   Item 3.      Legal Proceedings                                      31
   Item 4.      Submission of Matters to a Vote of
                 Security Holders                                      31
   Executive Officers of the Registrant                                32

   PART II

   Item 5.      Market for Registrant's Common
                 Equity and Related Stockholder Matters                33
   Item 6.      Selected Financial Data                                33
   Item 7.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         33
   Item 8.      Financial Statements and
                 Supplementary Data                                    33
   Item 9.      Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure                                  34


   PART III

   Item 10.     Directors and Executive Officers of
                 the Registrant                                        34
   Item 11.     Executive Compensation                                 34
   Item 12.     Security Ownership of Certain
                 Beneficial Owners and Management                      34
   Item 13.     Certain Relationships and Related
                 Transactions                                          34


   PART IV

   Item 14.     Exhibits, Financial Statement
                 Schedules, and Reports on Form 8-K                  35-37

                                     PART I
                                     ------

Item 1.  Business of Bankshares.
--------------------------------

History and Business

   National Bankshares, Inc. (Bankshares) is a bank holding company organized under the laws of Virginia in 1986 and registered under the Bank Holding Company Act (BHCA). Bankshares conducts its operations through its sole wholly owned subsidiary, The National Bank of Blacksburg (NBB), which was originally
chartered  in  1891.   NBB operates  a full-service  banking business  from its
headquarters in  Blacksburg, Virginia, and  its six area  branch offices.   NBB
offers  general   retail  and  commercial  banking   services  to  individuals,
businesses, local government units and institutional customers. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making real estate, commercial, revolving, consumer and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collection, night depository, safe deposit, money orders, travelers checks, savings bond sales and utility payment services; and providing other miscellaneous services
normally  offered  by commercial  banks.   NBB  also conducts  a  general trust
business  in  Blacksburg near  its headquarters  location.   Through  its trust
operation, NBB offers a variety of fiduciary, personal and corporate trust services.

   NBB  makes  loans  in  all  major  loan  categories,  including   commercial,
commercial and residential real estate, construction and consumer loans.

   Commercial Loans

   Loans are made  to businesses and individuals  for business purposes on  both
secured and unsecured bases.   NBB's loan policies normally  require commercial
loan requests to be accompanied by complete documentation of income, by income tax returns and by a full credit history.

   Unsecured commercial loans must be supported  by a satisfactory balance sheet
and  income  statement.   The  source  of  repayment  and applicable  secondary
repayment sources are identified in evaluating the loan request and must be clear before the loan is closed. Short-term unsecured loans are usually for a
term of ninety-days or  less and are repayable  from a definite source.   Other
unsecured commercial loans may be placed on a demand basis if the source of repayment is known but the timing is unknown.

   Commercial lines of credit may be secured or unsecured. They are generally granted with the requirements of an annual review and the further requirement that they be fully paid for a continuous thirty-day period during the twelve-month term of the line of credit.

   Business loans made on a secured basis may be secured by a security interest in marketable equipment, accounts receivable, business equipment and/or general intangibles of the business. In addition, or in the alternative, the loan may be secured by a deed of trust lien on business real estate. Secured commercial loans made for the purpose of financing working capital needs or for equipment
typically carry terms  of from five to  seven years.   Deed of trust loans  may
extend  up to thirty years,  although twenty years or less  is a more preferred
term.   Prior to committing  to make  any such loan,  the request  is evaluated based on the cash flow of the business entity involved. Commercial loans which are secured by real estate are controlled by a specific NBB loan policy which states that the cash flow coverage ratio from the project should be no less than 1.1 to 1.0. If the ratio is not achieved but the borrower has a well-documented secondary source of repayment, the loan may still be considered. Regardless of the value of collateral or the strength of any guarantors, it is NBB's policy to require the business to exhibit sufficient cash flow to service the debt. Liquidation of collateral or the strength of a guarantor serves as a secondary source of repayment.

   Commercial real estate loans in excess of $50,000 require a market appraisal from an independent appraiser, unless the requirement is formally waived by
NBB's  Board of  Directors  or its  internal  Loan Committee.   Other  standard
underwriting criteria include property surveys, title search and proper title insurance and hazard insurance which insures NBB's interest in the real estate. The loan to value ratio may vary, but it generally does not exceed 80% without approval by the internal Loan Committee.

   In some instances, when small business loans do not meet NBB's normal underwriting criteria, NBB will work with the borrower and the Small Business Administration ("SBA") to obtain a SBA guarantee of all or a portion of the loan amount so that credit can be granted.

   The risks associated with commercial loans are related to the strength of the individual business, the value of loan collateral and the general health of the economy.

   Residential Real Estate Loans

   Loans which are secured by residential real estate generally are subject to the same underwriting criteria as commercial real estate loans. However, if a residential mortgage loan exceeds 80% of the appraised value of the property, private mortgage insurance is generally required. The creditworthiness of the borrower, his or her total outstanding indebtedness, sources of income and the value and marketability of the real estate are all factors which are evaluated. Standard underwriting ratios of 28% mortgage debt to gross income and 36% total
debt  to  gross  income  are applied.    Senior  lending  officers may  approve
exceptions to these ratios if other factors are present. Residential real estate loans may have a term of up to thirty years.

   NBB participates in insured loan programs sponsored by the Department of Housing and Urban Development, the Veterans Administration and the Virginia
Housing Development  Authority.    Each  of these  programs  contains  specific
requirements and restrictions, in addition to NBB's general loan application and underwriting requirements.

   It is NBB's policy to attempt to sell all residential real estate loans in the secondary market on a servicing released basis. There are occasions when a borrower or the real estate do not qualify under secondary market criteria, but
the  loan request  represents a  reasonable credit  risk.   Also, an  otherwise
qualified borrower  may not want  to have  their real estate  loan sold.   When
those occasions arise, if the loans meet NBB's internal underwriting criteria, the loan will be closed and placed in NBB's portfolio.

   Residential real estate loans carry risks associated with the continued creditworthiness of the borrower and the value of the collateral.

   Construction Loans

   Construction  loans  are  made  to  financially  responsible  individuals  or
businesses who have  contracted for construction of structures.   The loans are
secured by a first lien on the real estate improvements. NBB's loan policy is that the loan to value ratio is not to exceed 80% of the lower of the cost or appraisal value. In addition, a firm commitment for permanent financing or a satisfactory prequalification for a permanent loan must be in place.

   Construction loans are subject to the same general underwriting criteria as commercial and residential real estate loans. All construction loans also are made with the requirement that title insurance provides affirmative lien waiver
coverage.   Construction  draws are  made in  accordance with  NBB's inspection schedule or, for larger commercial projects, after architects's certification. The normal loan term for residential projects is six to twelve months, and most commercial projects do not exceed eighteen months.

   In addition to the risks associated with all real estate loans, construction loans bear the risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral at any point in time may be less than the principal amount of the loan. In order to reduce risks associated with this type of loan, NBB does not allow development costs, such as surveys and architect's fees, to be made a part of the loan amount. Loans for commercial office or multi-unit residential properties (eight units or more) will not usually be considered until 50% of the space is pre-leased. Finally, NBB deals only with experienced contractors who are known to NBB and who have sufficient financial strength to complete the construction project.

   Consumer Loans

   NBB places emphasis on loans to consumers. A completed loan application, a credit report and, if the principal amount is above $5,000, a recent personal financial statement are required for each loan. Loan officers also evaluate
the  character  of the  individual borrower.   In  considering a  consumer loan
request, NBB has established the criteria that the borrower's total monthly debt payments, including the loan for which application is being made should not exceed 36% of gross monthly income or 50% of net monthly income. Although exceptions may be approved by senior lenders or the internal Loan Committee, the maximum term for different types of loans include: vehicles - five years; mobile homes - twelve years; second mortgage - fifteen years; equity line - ten year and property improvement -five years.

   Loans  used to  purchase vehicles  or  other  specific personal  property and loans  associated  with real  estate are  usually secured  with  a lien  on the
subject  vehicle  or property.    Consumer  loans may  also  be  granted on  an
unsecured basis,  if the customer's  income and  credit history  are deemed  to
support  the extension  of credit.    Most consumer  loans are  monthly payment
loans, although a single payment loan may be made when there is an identified definite source of repayment.

   Negative changes in a customer's financial circumstances due to a large number of factors, such as illness or loss of employment, can place the repayment of a consumer loan at risk. In addition, deterioration in collateral value can add risk to consumer loans.

   NBB also originates a small number of student loans which are sold to the Student Loan Marketing Association ("SLMA") when the individual student is no longer enrolled as a full-time student at a qualifying college or university.

   Apart from selling residential mortgage loans in the secondary market and selling student loans to SLMA, NBB will occasionally buy or sell all or a portion of a loan for various other reasons. NBB will consider selling a loan, or a participation in a loan, if: (i) the full amount of the loan would exceed NBB's legal lending limit to a single borrower; (ii) the full amount of the loan, when combined with a borrower's previously outstanding loans, would exceed NBB's legal lending limit to a single borrower; (iii) the Board of Directors or the internal Loan Committee believes that a particular borrower has a sufficient level of debt at NBB; (iv) the borrower requests the sale; (v) NBB's loan to deposit ratio is close to the upper limit set forth by NBB policy; and/or (vi) the loan may create too great a concentration of NBB's loans in one particular location or in one particular type of loan.

   NBB will consider purchasing a loan, or a participation in a loan, from another financial institution if the loan meets all applicable credit quality standards and (i) the loan to deposit ratio is at a level where additional loans would be desirable; and (ii) a common customer requests the purchase.

   The following table sets forth, for the three fiscal years ended December 31, 1995, 1994 and 1993 the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of NBB during such periods.

                                                            Percentage of
   Period             Class of Service                    Total Revenues
   ------             ----------------                    --------------

   December 31, 1995  Interest and Fees on Loans              66.3%
                      Interest on Securities                  22.4%

   December 31, 1994  Interest and Fees on Loans              63.1%
                      Interest on Securities                  26.0%


   December 31, 1993  Interest and Fees on Loans              64.3%
                      Interest on Securities                  25.3%

   Bankshares believes that there is no single loan account, group of related loan accounts, single deposit account, or group of related deposit accounts, the withdrawal of which would have a material adverse effect on NBB's business. On December 31, 1995, Bankshares had total consolidated assets of approximately $203 million and trust assets with a market value of approximately $64 million
under  management  or  administration.     As  of  that  date,  Bankshares  had
approximately $123 million in consolidated net loans, approximately $180 million in consolidated deposits and approximately $23 million in consolidated stockholders' equity.

   Bankshares management  will consider strategic  acquisition opportunities  in
businesses   which  complement   or  expand  Bankshares'   current  operations.
Bankshares currently has no specific acquisition plans, other than the affiliation with the Bank of Tazewell County (BTC), and there can be no assurance that any acquisitions will be made or what the terms of such acquisitions, if any, may be.

Market Area

   NBB's  primary service area  consists of  the northern  portion of Montgomery
County  and all of  Giles County, Virginia.   This  area includes the  towns of
Blacksburg  and Christiansburg in Montgomery County and the towns of Pearisburg
and Pembroke in  Giles County.   The local economy  is diverse and  is oriented
toward  higher   education,  retail   and  service,  light   manufacturing  and
agriculture.   For  the years  1995,  1994 and  1993 the  unemployment rate  in
Montgomery County was 3.0%, 3.20% and 4.85%, respectively, and the rate in Giles County during those years was 8.40%, 7.40% and 10.41%, respectively. In 1995, the rate for Montgomery County dropped to 3.0% and the Giles County unemployment rate increased to 8.4%. Montgomery County's largest employer is Virginia Polytechnic Institute and State University ("VPI & SU") located in Blacksburg. VPI & SU is the Commonwealth's land grant college and also its largest university. Employment at VPI & SU has remained stable over the past three years, and it is not expected to change materially in the next few years. A second state supported university, Radford University, is located on the
western  edge of  the Bankshares'  service area.   It  too has  provided stable
employment opportunities in the region.

   One of the area's major employers, the Radford Army Ammunition Plant (the "RAAP"), has experienced significant layoffs since the early 1990s, with employment there dropping from a high of approximately 3,800 to approximately
1,200  employees.   These  layoffs  have  had no  significant  impact  on NBI's
business,  although  they  did   contribute  to  the  area's   relatively  high
unemployment rate in the early 1990s. It is possible that employment levels at the RAAP will continue to decline, but the local area has already absorbed the major impact of layoffs at that facility. Giles County's primary employer is a Hoechst-Celanese plant, which manufactures the material from which cigarette filters are made. Employment at that location has remained steady or declined
slightly in  the past three years.   Several other small manufacturing concerns
are  located  in Montgomery  and Giles  Counties.   These  concerns manufacture
diverse products and are not dependent upon one sector of the economy.

   Since 1988, Montgomery County has developed into a regional retail center, with the construction of two large shopping areas. Two area hospitals, each of which are affiliated with different large health care systems, have in the past several years constructed additional facilities and attracted additional health care providers to Montgomery County, making it a center for basic health care services. VPI & SU's Corporate Research Center has brought several small high tech companies to Blacksburg, and further expansion is planned.

   Montgomery County has experienced good growth, with the total fair market value of real estate, measured in constant dollars, increasing 49% in the years between 1980 and 1992. Growth is predicted to continue through the year 2000; however, the rate may be somewhat slower, as the predicted rate of population
growth in Montgomery County is expected to moderate.   Neighboring Giles County
is more rural and had only 22% of Montgomery County's total population in 1990. Giles County has experienced a slight decline in population since the 1990
census.   Total fair  market value  of real estate,  measured in  real dollars, increased in Giles County by 54% between 1980 and 1992, but declined by 9% over that twelve-year period, as measured in constant dollars. The continued slow decline of Giles County's population is predicted to continue through the year 2000. However, since the total population of the County reported in the 1990 census was only 16,366, and the population projected by the Virginia Employment Commission for Giles in the year 2000 is 16,121, the predicted decline of 245 individuals is not expected to materially impact Bankshares' business in Giles County.

   Bankshares' primary service area offers the advantages of a good quality of life, scenic beauty, moderate climate and the cultural attractions of two major universities. The region has marketed itself as a retirement destination, and it has had some recent success attracting retirees, particularly from the Northeast and urban Northern Virginia. These marketing efforts are expected to continue.

Competition

   The  commercial banking  industry  is  extremely  competitive.    Many  other
commercial banks are  headquartered or have offices in NBB's service area, some
of which do  business at  several locations.   Regional financial  institutions
that headquarter elsewhere compete in NBB's service area and have substantially
greater resources  than NBB.   Although NBB's  main competition  is from  other
commercial banks, there is also competition from credit unions, savings banks, savings and loan institutions, consumer finance companies and commercial finance and leasing companies doing business in the service area.

   The principal  methods  of competition  in  the  banking industry  are  rates
offered on  loans and deposits,  service and convenience  of location.   NBB is
generally competitive with other financial institutions in its service area with respect to interest rates paid on time and savings deposits, service
charges on  deposit accounts and interest  rates charged on loans.   Management
believes that NBB is able to compete successfully in this environment because of its service-based business philosophy, well trained and customer oriented staff, and the convenience of its office locations.

   The business of NBB and its competition with other banks and other types of financial institutions will continue to be affected by legislative and regulatory developments. Virginia's "opt in" to the Interstate Act will allow financial institutions with much greater resources than those in NBB's service area to establish business operations that will compete directly with NBB.

Registrant's Organization and Employment

   Bankshares and NBB are organized in a holding company/subsidiary bank structure. Bankshares has no employees, except for executive officers, and
conducts substantially all  of its  operations through NBB.   All  compensation
paid to officers and employees is paid by NBB, except for fees paid by Bankshares to President and Chief Executive Officer James G. Rakes for his service as a director of the Company.

   At December 31, 1995 NBB employed 98 full time equivalent employees at its main office, operations center and branch offices.

Regulation and Supervision

   Bankshares and NBB are subject to various state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of
operations.   As a  result of  the substantial  regulatory burdens  on banking, financial institutions, including Bankshares and NBB are disadvantaged relative to other competitors who are not as highly regulated, and their costs of doing
business are  much higher.   The following is a  brief summary of  the material
provisions  of certain statutes, rules  and regulations which affect Bankshares
and NBB.    This summary  is  qualified in  its entirety  by  reference to  the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations which
are  applicable  to the  businesses  of  Bankshares and  NBB.    Any change  in
applicable laws or regulations may have a material adverse effect on the business and prospects of Bankshares and NBB.

Bankshares

   Bankshares is a bank holding company within the meaning of the BHCA and Chapter 13 of the Virginia Banking Act, as amended (the "Virginia Banking Act"). The activities of Bankshares also are governed by the Glass-Steagall Act of 1933 (the "Glass-Steagall Act").

   The BHCA.   The  BHCA  is administered  by  the  Federal Reserve  Board,  and
Bankshares is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board also is authorized to examine Bankshares and its subsidiaries. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) it or any of its subsidiaries (other than a bank) acquires substantially all the assets of any bank; (ii) it acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank; or (iii) it merges or consolidates with any other bank holding company.

   The BHCA and the Change in Bank Control Act, together with regulations promulgated by the Federal Reserve Board, require that, depending on the particular circumstances, either Federal Reserve Board approval must be obtained or notice must be furnished to the Federal Reserve Board and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as Bankshares, subject to certain exemptions for certain
transactions.   Control is  conclusively presumed to exist  if an individual or company acquires 25% or more of any class of voting securities of Bankshares. Control is rebuttably presumed to exist if a person acquires 10% or more, but
less  than  25%, of  any  class  of  voting  securities  of  Bankshares.    The
regulations  provide  a  procedure   for  challenging  the  rebuttable  control
presumption.

   Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper
incident thereto.   Some of the  activities that the Federal  Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations and making investments in certain corporations or projects designed primarily to promote community welfare.

   The Federal Reserve Board imposes certain capital requirements on Bankshares under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described
below  under "-Capital Requirement."   Subject to its  capital requirements and
certain other restrictions, Bankshares can borrow money to make a capital contribution to NBB and such loans may be repaid from dividends paid from NBB to Bankshares (although the ability of NBB to pay dividends is subject to regulatory restrictions as described below in "-NBB-Limits on Dividends and

Other Payments").   Bankshares  can raise  capital for  contribution to  NBB by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

   The Virginia Banking Act. All Virginia bank holding companies must register with the Virginia Commission under the Virginia Banking Act. A registered bank holding company must provide the Virginia Commission with information with respect  to the  financial condition,  operations, management  and intercompany
relationships  of the  holding  company and  its  subsidiaries.   The  Virginia
Commission  also may  require such  other information as  is necessary  to keep
itself   informed  about  whether  the  provisions  of  Virginia  law  and  the regulations and orders issued thereunder by the Virginia Commission have been complied with, and may make examinations of any bank holding company and its subsidiaries.

   In March 1994, the Virginia General Assembly adopted an amendment to Chapter 15 of the Virginia Banking Act to allow bank holding companies located in any state to acquire a Virginia bank or bank holding company if the Virginia bank or bank holding company could acquire a bank holding company in their state and the Virginia bank or bank holding company to be acquired has been in existence and continuously operated for more than two years. This amendment may permit bank holding companies from throughout the United States to enter the Virginia market, subject to federal and state approval.

   Glass-Steagall Act.   Bankshares also is restricted  in its activities by the
provisions of  the Glass-Steagall Act,  which prohibit  Bankshares from  owning
subsidiaries   that  are   engaged   principally  in   the  issue,   flotation,
underwriting, public sale or distribution of securities. The interpretation, scope and application of the provisions of the Glass-Steagall Act currently are
being  considered  and  reviewed  by   regulators  and  legislators,  and   the
interpretation and application of those provisions have been challenged in the federal courts. NBI does not presently engage in securities-related activities in any material respect.

NBB

   General. NBB, Bankshares' sole operating subsidiary, is a national banking association incorporated under the laws of the United States and is subject to examination by the Office of the Comptroller of the currency (the "OCC"). Deposits in NBB are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor all areas of NBB's operations, including security devices
and  procedures,   adequacy  of   capitalization  and  loss   reserves,  loans,
investments, borrowings, deposits, mergers, issuances of securities, payment of
dividends,   interest  rates  payable  on  deposits,  interest  rates  or  fees chargeable on  loans, establishment of branches,  corporate reorganizations and
maintenance of  books and records.   The OCC  requires NBB to  maintain certain
capital ratios. NBB is required by the OCC to prepare quarterly reports on NBB's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC. NBB also is required by the OCC to adopt internal control structures and procedures in order to safeguard assets and monitor and reduce risk exposure. While appropriate for safety and soundness of banks, these requirements impact banking overhead costs.

   Community  Reinvestment  Act.   NBB  is  subject to  the  provisions  of  the
Community Reinvestment Act of 1977 (the "CRA"), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community
served  by  the bank,  including low  and  moderate-income neighborhoods.   The
banking regulators recently have  substantially overhauled the implementing CRA
regulations.   Under the new regulations,  banks will have the  option of being assessed for CRA compliance under one of several methods. Small banks will be evaluated differently than larger banks and technically are not subject to some
data  collection requirements.   The  focus of  the new  regulations is  on the
volume and distribution of a bank's loans, with particular emphasis on lending activity in low and moderate-income areas and to low and moderate-income
persons.    The new  regulations  place added  importance on  a  bank's product
delivery system,  particularly branch  localities.   The  new regulations  will
require banks, other than small banks, to comply with significantly increased data collection requirements. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required for any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge, consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. It is likely that banks' compliance with the CRA, as well as other so-called fair lending laws, will face heightened government scrutiny and that costs associated with compliance will increase. At its last examination, NBB received the highest CRA rating that can be given.

   National banks, like NBB, are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located. Under current Virginia law, NBB may open branch offices throughout Virginia with the prior approval of the OCC. In addition, with prior approval of one or more of the Federal Reserve Board, the Virginia Commission, the OCC and the FDIC, Bankshares will be able to acquire existing banking operations in Virginia. Bankshares currently has no plans or agreements whereby Bankshares would acquire other banks or thrifts other than the Bank of Tazewell County.

   On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). The Interstate Act, which became effective September 29, 1995, allows bank holding companies to acquire banks in any state, without regard to state law, except that if the state has a minimum requirement for the amount of time a
bank must  be in existence,  that law  must be preserved.   Under  the Virginia
Banking Act, a Virginia bank or all of the subsidiaries of Virginia holding companies sought to be acquired must have been in continuous operation for more than two years before the date of such proposed acquisition. See "-NBI-The
Virginia Banking  Act."   The Interstate Act  permits banks to  acquire out-of-
state branches through interstate mergers, beginning  June 1, 1997.  States can
opt-in to interstate  branching earlier, or  opt-out before June  1, 1997.   De
novo branching, where an out-of-state bank holding company sets up a new branch in another state, would require a state's specific approval. An acquisition or merger would not be permitted under the Interstate Act if the bank, including its insured depository affiliates, would control more than 10% of the total amount of deposits of insured depository institutions in the United States, or would control 30% or more of the total amount of deposits of insured depository institutions in any state.

   Virginia has, by statute, elected to "opt-in" fully to interstate branching under the Interstate Act, effective July 1, 1995. Under the Virginia statute, Virginia state banks may, with the approval of the Virginia Commission, establish and maintain a de novo branch or acquire one or more branches in a state other than Virginia, either separately or as part of a merger. Procedures also are established to allow out-of-state domiciled banks to establish or acquire branches in Virginia, provided the "home" state of the bank permits Virginia banks to establish or acquire branches within its borders. The activities of such branches would be subject to the same laws as Virginia domiciled banks, unless such activities are prohibited by the law of
the state where the bank is organized.   The Virginia Commission would have the
authority to examine and supervise out-of-state state banks to ensure that the branch is operating in a safe and sound manner and in compliance with the laws
of  Virginia.    The  Virginia  statute  authorizes  the  Bureau  of  Financial
Institutions to enter into cooperative agreements with other state and federal regulators for the examination and supervision of out-of-state state banks with Virginia operations, or Virginia domiciled banks with operations in other
states.   Likewise, national banks,  with the approval  of the OCC,  may branch into and out of the state of Virginia. Any Virginia branch of an out-of-state national bank is subject to Virginia law (enforced by the OCC) with respect to
intrastate   branching,  consumer  protection,   fair  lending   and  community
reinvestment as if it were a branch of a Virginia bank, unless preempted by federal law.

   The Interstate Act will permit banks and bank holding companies throughout the United States to enter Virginia markets through the acquisition of Virginia institutions and will make it easier for Virginia bank holding companies and Virginia state and national banks to acquire institutions and to establish
branches in  other states.    Competition in  market areas  served  by NBB  may
increase as a result of the Interstate Act and the Virginia interstate banking statutes.

   Deposit Insurance. NBB is subject to FDIC deposit insurance assessments. See "--Legislative Developments--Deposit Insurance."

   Government Policies.  The  operations of NBB is affected not only by  general
economic  conditions,   but  also  by   the  policies  of   various  regulatory
authorities.   In  particular, the  Federal Reserve  Board regulates  money and credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

   Limits on  Dividends and Other  Payments.   As a national bank,  NBB, may not
pay dividends from its capital; all dividends must be paid out of net profits then on hand, after deducting expenses, losses, bad debts, accrued dividends on preferred stock, if any, and taxes. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of (i) the preceding two consecutive half-year periods (in the case of an annual dividend) or (ii) the preceding
half-year period  (in the case  of a quarterly  or semi-annual dividend).   The
approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred
stock.   At December 31, 1995 retained  net profits available for NBB dividends were approximately $4,256,000.

   The OCC has promulgated regulations that became effective on December 13, 1990, which significantly affect the level of allowable dividend payments for
national  banks.   The effect  is to  make the  calculation of  national banks'
dividend-paying   capacity  consistent   with  generally   accepted  accounting
principles. The allowance for loan and lease losses will not be considered an element of "undivided profits then on hand" and provisions to the allowance are
treated as  expenses and therefore not  part of "net profits."   Accordingly, a
national bank with an allowance greater than its statutory bad debts may not include the excess in calculating undivided profits for dividend purposes. Further, a national bank may be able to use a portion of its earned capital surplus account as "undivided profits then on hand," depending on the composition of that account.

   The Federal Deposit Insurance Corporation Improvement  Act of 1991 ("FDICIA")
provides  that  no   insured  depository  institution  may   make  any  capital
distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements. See "--Capital Requirements" below.

   Capital  Requirements.   The Federal  Reserve  Board has  adopted  risk-based
capital guidelines  in final  form which  are  applicable to  Bankshares.   The
Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items
in the calculation  of risk-weighted assets.   The  minimum ratio of  qualified
total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the total capital must be comprised of Tier 1 capital. The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The OCC has adopted similar regulations applicable to NBB. The Tier 1 and total risk-based capital ratios of Bankshares as of December 31, 1995 were 15.01% and 16.27%, respectively. NBB's Tier 1 and total risk-based capital ratios as of December 31, 1995 were 14.96% and 16.21%, respectively.

   In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 capital to total assets less intangibles) guidelines that are
applicable to Bankshares.   The OCC has adopted similar  regulations applicable
to NBB.  These guidelines  provide for a minimum  ratio of 3.0% for banks  that
meet  certain  specified  criteria,  including  that  they   have  the  highest
regulatory rating.   All other banks  will be required  to maintain a  leverage ratio  of 4.0% or  greater, based upon their  particular circumstances and risk
profiles.   Bankshares' and NBB's leverage ratios, as of December 31, 1995 were
10.31%  and 10.27%,  respectively.   The  guidelines  also provide  that  banks
experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

   Bank regulators from time  to time have indicated  a desire to  raise capital
requirements  applicable to  banking organizations beyond  current levels.   In
addition, the number of risks which may be included in risk-based capital restrictions, as well as the measurement of these risks, is likely to change,
resulting in increased capital requirements for banks.   Bankshares and NBB are
unable to predict whether higher capital ratios would be imposed and, if so, at what levels and on what schedule.

Legislative Developments

   The difficulties encountered nationwide by financial institutions during 1990 and 1991 prompted federal legislation designed to reform the banking industry and to promote the viability of the industry and of the deposit
insurance  system.    FDICIA, which  became  effective  on  December 19,  1991,
bolsters the deposit insurance fund, tightens bank regulation and trims the scope of federal deposit insurance as summarized below.

   FDIC Funding. The legislation bolsters the bank deposit insurance fund with $70 billion in borrowing authority and increases to $30 billion from $5 billion the amount the FDIC can borrow from the U.S. Treasury to cover the cost of bank failures. The loans, plus interest, would be repaid by premiums that banks pay on domestic deposits over the next fifteen years.

   Prompt Corrective Action. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements. FDICIA establishes five capital tiers:
"well     capitalized,"    "adequately     capitalized,"    "undercapitalized,"
"significantly  undercapitalized"  and   "critically  undercapitalized."    The
following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered well capitalized or adequately capitalized under Federal Reserve Board regulations.

                                             Adequately           Well
                                            Capitalized       Capitalized
                                            -----------       -----------
   Tier 1 Risk-Based Capital Ratio               4%                6%
   Total Risk-Based Ratio                        8%               10%
   Leverage Ratio                                4%                5%


   If a bank does not meet all of the minimum capital ratios necessary to be considered adequately capitalized, it will be considered undercapitalized, significantly undercapitalized or critically undercapitalized, depending on the amount of the shortfall in its capital.

   If a depository institution's principal federal regulator determines that an otherwise adequately capitalized institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, it may require the institution to submit a corrective action plan, restrict its asset growth and
prohibit   branching,  new  acquisitions  and  new   lines  of  business.    An
institution's principal federal regulator may deem the institution to be engaging in an unsafe or unsound practice if it receives a less than satisfactory rating for asset quality, management, earnings or liquidity in its most recent examination.

   Among other possible sanctions, an undercapitalized depository institution may not pay dividends and is required to submit a capital restoration plan to
its  principal federal  regulator.   In  addition, its  holding company  may be
required to guarantee compliance with the capital restoration plan under certain circumstances. If an undercapitalized depository institution fails to submit or implement an acceptable capital restoration plan, it can be subject to more severe sanctions, including an order to sell sufficient voting stock to
become adequately capitalized.   More severe sanctions and remedial actions can
be mandated by the regulators if an institution is considered significantly or critically undercapitalized.

   In addition, FDICIA requires regulators to draft a new set of non-capital measures of bank safety, such as loan underwriting standards and minimum earnings levels. The legislation also requires regulators to perform annual on-site bank examinations, places limits on real estate lending by banks and
tightens auditing requirements.   In April 1995, the regulators  adopted safety
and soundness standards as required by FDICIA in the following areas: (i) operational and managerial; (ii) asset quality earnings and stock valuation; and (iii) employee compensation.

   Deposit Insurance.   FDICIA reduces the  scope of  federal deposit insurance.
The most significant change ended the "too big to fail" doctrine, under which the government protects all deposits in most banks, including those exceeding
the  $100,000 insurance  limit.   The  FDIC's  ability to  reimburse  uninsured
deposits--those over  $100,000 and foreign deposits--has  been sharply limited.
Since  December   1993,  the  Federal   Reserve  Board's  ability   to  finance
undercapitalized banks with extended loans from its discount window has been restricted. In addition, only the best capitalized banks will be able to offer insured brokered deposits without FDIC permission or to insure accounts established under employee pension plans.

   The FDIC establishes rates for the payment of premiums by federally insured banks for deposit insurance. A Bank Insurance Fund (the "BIF") is maintained for commercial banks, with insurance premiums from the industry used to offset
losses from insurance  payouts when  banks fail.   Beginning  in 1993,  insured
depository institutions like NBB  pay for deposit insurance under  a risk-based
premium system.   Under this system,  a depository institution pays  to the BIF from $.23 to $.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. The FDIC, effective September 15, 1995, lowered assessments from their current rates of $.23 to $.31 per $100 of insured deposits to rates of
$.04 to $.31, depending on the health of the bank, as a result of the recapitalization of the BIF. The FDIC has voted to drop its premiums for well
capitalized  banks  to $2,000  per year  effective January  1,  1996.   NBB has
qualified for the minimum annual premium rate of $2,000 in 1996.

   Congress also is expected to act soon on provisions to strengthen the Savings Association Insurance Fund (the "SAIF") and to repay outstanding bonds that were issued to recapitalize the SAIF's successor as a result of payments made due to the insolvency of savings and loan associations and other federally
insured savings  institutions in the late  1980's and early 1990's.   Costs for
these measures could be passed along, in part, to the banking industry.

   Many of  the provisions  of FDICIA  did not  become effective  until December
1993.   In addition,  many of  the provisions will  be implemented  through the
adoption of regulations  by the various federal banking agencies.   The precise
effect of the legislation on Bankshares and NBB cannot be assessed at this time, and there can be no assurance that such regulations will not materially affect operating results, financial condition or liquidity of Bankshares and/or NBB.

   Other legislative and regulatory proposals regarding changes in banking and the regulation of banks, thrifts and other financial institutions are being considered by the executive branch of the federal government, Congress and various state governments, including Virginia. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted or, if adopted, how these proposals will affect Bankshares and/or NBB.

Other Business Concerns

   The   banking  industry   is   particularly  sensitive   to   interest   rate
fluctuations, as the spread between the rates which must be paid on deposits and those which may be charged on loans is an important component of profit. In addition, the interest which can be earned on a bank's invested funds has a
significant  effect on  profits.   Rising interest  rates typically  reduce the
demand  for new loans,  particularly the  real estate  loans which  represent a
significant  portion  of NBB's  loan  demand.   Variable  rate  loans in  NBB's
portfolio are also affected by increased interest rates in that borrowers may not have sufficient income to support the increased debt service payments required. Approximately 62% of NBB's loan portfolio as of December 31, 1995, consisted of commercial real estate, real estate mortgage and construction loans. A significant contraction in the local real estate market could have an adverse effect on NBB's loan generation ability and its earnings.

   The banking industry  is also impacted  by general economic  conditions.   In
times of recession or economic contraction, borrowers may be more prone to default on loan obligations, and demand for new loans may be reduced, thereby
reducing  or  eliminating a  bank's profits.    Bankshares' market  area relies
heavily on three major employers, Virginia Polytechnic Institute and State University, the Radford Army Ammunition Plant, located in Montgomery and
Pulaski  Counties,  Virginia,  and   the  Hoescht-Celanese  Plant,  located  in
neighboring  Giles  County, Virginia.    Large  workforce reductions  by  these
employers, without a corresponding increase in jobs by other employers, could create economic hardship in Bankshares' trading market and could result in
reduced  corporate  profits.    Over the  past  several  years,  the impact  of
reductions  in  the workforce  at the  Radford  Army Ammunition  Plant  and the
Hoescht-Celanese  Plant  and  limited   duration  hiring  freezes  at  Virginia
Polytechnic  Institute and State  University has been  offset by  job growth in
other sections, particularly  in retail and  service jobs.   Future changes  in
employment patterns are not expected to have a material adverse effect on Bankshares' financial position.

   Bankshares'  business is dependent upon the business of NBB, its wholly owned
subsidiary.   Therefore, all risks attendant to NBB and the banking business in general will directly affect Bankshares. Other than NBB, Bankshares owns no material assets and does not separately conduct material operations or business.

              STATISTICAL DISCLOSURE BY NATIONAL BANKSHARES, INC.
                          AND SUBSIDIARY (BANKSHARES)

  I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
        -----------------------------------------------------------------------

        A.   AVERAGE BALANCE SHEETS

             The following table presents, for the years indicated, condensed daily average balance sheet information.

             ($ in thousands)
                                                          December 31,

             ASSETS                                1995      1994      1993
             ------                               ------    ------    ------
             Cash and due from banks             $  4,873    4,837     4,019
             Federal funds sold                     4,258    3,828     3,848
             Securities available for sale:
                Taxable                            12,675   14,967       ---
                Nontaxable                            853      ---       ---
             Securities held to maturity:
                Taxable                            26,011   30,403    40,925
                Nontaxable                         26,215   23,890    18,794
             Mortgage loans held for sale             723      995     1,253
             Loans, net                           118,760  111,708   107,583
             Other assets                           7,538    6,553     6,077
                                                 --------  -------   -------
                  Total assets                   $201,906  197,181   182,499
                                                 ========  =======   =======

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

             Noninterest-bearing demand
              deposits                             22,230   20,167    16,929
             Interest-bearing demand deposits      57,562   63,710    63,598
             Savings deposits                      16,393   20,650    21,412
             Time deposits                         82,956   71,886    62,463
                                                 --------  -------   -------
                  Total deposits                  179,141  176,413   164,402

             Short-term borrowings                     46      374         9
             Other liabilities                      1,136      803       604
             Long-term debt                           ---      ---        25
                                                 --------  -------   -------
                Total liabilities                 180,323  177,590   165,040

             Stockholders' equity                  21,583   19,591    17,459
                                                 --------  -------   -------
                Total liabilities and
                 stockholders' equity            $201,906  197,181   182,499
                                                 ========  =======   =======

B.  ANALYSIS OF NET INTEREST EARNINGS

    The following  table  shows  the  major  categories  of  interest-earning  assets  and  interest-bearing liabilities, the  interest earned  or paid,  the average  yield or  rate on  the  daily average  balance outstanding,  net interest  income  and net  yield  on average  interest-earning  assets for  the  years indicated.

                                  December 31, 1995           December 31, 1994            December 31, 1993
                                                 Average                      Average                       Average
                              Average             Yield/   Average             Yield/   Average             Yield/
    ($ in thousands)          Balance  Interest    Rate    Balance  Interest    Rate    Balance  Interest    Rate
                              -------  --------  -------   -------  --------  -------   -------  --------   -------
    Interest-earning assets:
    Loans, net (1)(2)(3)     $118,760   11,953   10.06%    111,708   10,300    9.22%    107,583    10,379     9.65%
    Taxable securities         38,686    2,656    6.87%     45,370    2,961    6.53%     40,925     2,930     7.16%
    Nontaxable
     securities (1)            27,068    2,021    7.47%     23,890    1,877    7.86%     18,794     1,683     8.95%
    Federal funds sold          4,258      250    5.87%      3,828      155    4.05%      3,848       122     3.17%
                             --------   ------   -----     -------   ------   -----     -------    ------    -----
    Total interest-
     earning assets          $188,772   16,880    8.94%    184,796   15,293    8.28%    171,150    15,114     8.83%
                             ========   ======   =====     =======   ======   =====     =======    ======    =====
    Interest-bearing
     liabilities:
    Interest-bearing
     demand deposits         $ 57,562    1,772    3.08%     63,710    1,759    2.76%     63,598     1,908     3.00%
    Savings deposits           16,393      445    2.71%     20,650      559    2.71%     21,412       636     2.97%
    Time deposits              82,956    4,476    5.40%     71,886    3,321    4.62%     62,463     3,277     5.25%
    Short-term borrowings          46        3    6.52%        374       16    4.28%          9       ---     3.33%
    Long-term debt                ---      ---     ---         ---      ---     ---          25         2     8.00%
                             --------   ------   -----     -------   ------   -----     -------    ------    -----
    Total interest-
     bearing liabilities     $156,957    6,696    4.27%    156,620    5,655    3.61%    147,507     5,823     3.95%
                             ========   ======   =====     =======   ======   =====     =======    ======    =====
    Net interest income and
     interest rate spread               10,184    4.67%               9,638    4.67%                9,291     4.88%
                                        ======   =====               ======   =====                ======    =====
    Net yield on average
     interest-earning assets                      5.39%                        5.22%                          5.43%
                                                 =====                        =====                          =====

    (1)     Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using  a
            Federal income tax rate of 34%.
    (2)     Loan fees of $249 in 1995, $193 in 1994 and $593 in 1993 are included in total interest income.
    (3)     Nonaccrual loans are included in average balances for yield computations.


C.      ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

        Bankshares' primary source of revenue  is net income, which  is the difference between  the interest and fees  earned on  loans  and investments  and the  interest  paid on  deposits  and other  funds.
        Bankshares'  net interest income  is affected by changes  in the amount and  mix of interest-earning assets and interest-bearing liabilities  and by changes in yields earned on  interest-earning assets
        and rates paid  on interest-bearing liabilities.   The  following table  sets forth,  for the  years
        indicated, a summary  of the changes in interest income and interest  expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate).

                                                         1995 Over 1994                  1994 Over 1993
                                                         --------------                  --------------
                                                   Changes Due To                   Changes Due To
                                                                     Net Dollar                       Net Dollar
                                                 Rates(2)  Volume(2)   Change    Rates(2)   Volume(2)   Change
        ($ in thousands)                         --------  --------- ----------  --------   --------- ----------
        Interest income:(1)
          Loans                                   $  978       675     1,653       (470)       391        (79)
          Taxable securities                         148      (453)     (305)      (273)       304         31
          Nontaxable securities                      (97)      241       144       (234)       428        194
          Federal funds sold                          76        19        95         34         (1)        33
                                                  ------     -----     -----      -----      -----      -----
         Increase(decrease) in income
          on interest-earning assets              $1,105       482     1,587       (943)     1,122        179
                                                  ------     -----     -----      -----      -----      -----
        Interest expense:
          Interest-bearing demand deposits        $  192      (179)       13       (153)         4       (149)
          Savings deposits                             2      (116)     (114)       (55)       (22)       (77)
          Time deposits                              603       552     1,155       (423)       467         44
          Short-term borrowings                        6       (19)      (13)         2         14         16
          Long-term debt                             ---       ---       ---         (1)        (1)        (2)
                                                  ------     -----     -----      -----      -----      -----
        Increase(decrease) in expense of
         interest-bearing liabilities             $  803       238     1,041       (630)       462       (168)
                                                  ------     -----     -----      -----      -----      -----
        Increase (decrease) in net
         interest income                          $  302       244       546       (313)       660        347
                                                  ======     =====     =====      =====      =====      =====

        (1)  Taxable equivalent basis using a Federal income tax rate of 34%.
        (2)  Variances caused  by the change  in rate times  the change in  volume have been  allocated to  rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.


Analysis of Interest Rate Sensitivity

   The table below sets forth, as of December 31, 1995, the distribution of repricing opportunities of Bankshares' interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitivity gap divided by total interest-earning assets) and the cumulative interest rate sensitivity gap ratio. The table sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contracted terms.

   Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees
and  at  different times  to  changes in  market  interest rates.    Also, loan
prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those which appear on the table.

   Bankshares  has a  formal asset/liability  management program.   The  primary
goal of the program is to provide management with information related to the rate sensitivity of certain assets and liabilities and the effect of changing
rates on  profitability and capital accounts.   While this planning  process is
designed to protect NBB over the long-term, it does not provide near-term protection from "interest rate shocks," as interest rate sensitive assets and liabilities do not, by their nature, move up or down in tandem in response to changes in the overall rate environment. Therefore, Bankshares' profitability in the near-term may temporarily be affected, either positively by a falling interest rate scenario, or negatively by a period of rising rates.

   An interest rate sensitivity gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive
liabilities.   A gap  is considered negative  when the amount  of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to affect adversely net interest income while a positive gap would generally
tend to  result in  an increase in  net interest  income.   During a period  of
declining interest rates, a negative gap would generally tend to result in increased net interest income, while a positive gap would generally tend to
affect  adversely  net interest  income.   Bankshares'  future earnings  may be
adversely affected by a sharp upturn in interest rates as Bankshares is liability sensitive for a period extending beyond one year. In a falling rate environment earnings would benefit to a certain degree from this position, because assets at higher rate levels would reprice downward at a slower rate
than  interest sensitive  liabilities.    Over the  one  to  five year  period,
Bankshares'   cumulative  interest-sensitivity   position  reflects   an  asset
sensitive  position.  This would  mean Bankshares would  benefit initially from
falling rates  but would be  adversely affected  by rising rates.   This  would
depend, however, on the length of time rates were rising and falling and the length of time rates remained stable at the level ultimately reached.


An interest-sensitivity  table showing all major interest  sensitive asset and liability  categories for the time intervals indicated and cumulative "gaps" for each interval is set forth on the following table.

                 INTEREST RATE                                      December 31, 1995
              SENSITIVITY TABLE (1)               Interest-sensitive (days)
                                                                                1-5       >5
  ($ in thousands)                                1-90     91-180    181-365   Years     Years     Total
                                                 ------    ------    -------   -----     -----     -----
  Interest-earning assets:
   Commercial and industrial loans              $10,100       766       794    1,118        617    13,395
   Real estate mortgage loans                     3,909     8,196    17,500   21,892      7,443    58,940
   Real estate construction loans                 5,055       736       216      ---        ---     6,007
   Loans to individuals                          20,668     2,410     4,368   17,691      1,154    46,291
                                                -------   -------   -------   ------     ------   -------
     Total loans, net of unearned income (2)     39,732    12,108    22,878   40,701      9,214   124,633
                                                -------   -------   -------   ------     ------   -------
  Federal funds sold                                ---       ---       ---      ---        ---       ---
  Securities available for sale                   1,250     2,260     4,531    6,658     11,872    26,571
  Securities held to maturity                     1,621     1,853     2,403   17,881     16,408    40,166
  Mortgage loans held for sale                      880       ---       ---      ---        ---       880
                                                -------   -------   -------   ------     ------   -------
     Total interest-earning assets              $43,483    16,221    29,812   65,240     37,494   192,250
                                                =======   =======   =======   ------     ------   -------
  Interest-bearing liabilities:
   Interest-bearing demand deposits             $54,143       ---       ---      ---        ---    54,143
   Savings deposits                              15,153       ---       ---      ---        ---    15,153
   Time deposits                                 15,098    12,932    22,717   36,578        191    87,516
                                                -------   -------   -------   ------     ------   -------
     Total interest-bearing liabilities         $84,394    12,932    22,717   36,578        191   156,812
                                                =======   =======   =======   ======     ======   =======
  Cumulative ratio of interest-sensitive
   assets to interest-sensitive liabilities        0.52      0.61      0.75     0.99       1.23      1.23
                                                =======   =======   =======   ======     ======   =======
  Cumulative interest-sensitivity gap           (40,911)  (37,622)  (30,527)  (1,865)    35,438    35,438
                                                =======   =======   =======   ======     ======   =======

(1)  Bankshares is  sensitive to  interest rate  changes, as  liabilities generally  reprice or  mature before interest-earning assets. The  above gap table reflects Bankshares'  rate-sensitive position at December 31, 1995, and is not necessarily reflective  of its position throughout the year.  The carrying amounts of  interest-rate sensitive assets and  liabilities are presented in  the periods in  which they  reprice  to market  rates  or mature  and  are summed  to  show the  interest-rate sensitivity gap.
(2)  Excludes nonaccrual loans.


 II. INVESTMENT PORTFOLIO

     A.   BOOK VALUE OF INVESTMENTS

          All securities held in 1993 were classified as held to maturity. The amortized costs and fair values of securities available for sale as of December 31, 1995 and 1994 were as follows:

                                                      December 31,
                                                 1995              1994
                                           AMORTIZED  FAIR  AMORTIZED   FAIR
          ($ in thousands)                   COSTS   VALUES   COSTS    VALUES
                                            --------- ------ ---------  ------
          Securities available for sale:
           U.S. Treasury                    $ 4,002   3,997      3,516   3,456
           U.S. Government agencies
            and corporations (1)             11,175  11,383      7,197   7,121
           States and political
            subdivisions                      6,384   6,340        ---     ---
           Other securities                   4,836   4,851      1,592   1,537
                                            -------  ------     ------  ------
              Total securities
               available for sale           $26,397  26,571     12,305  12,114
                                            =======  ======     ======  ======

          The amortized costs of securities held to maturity as of December 31, 1995, 1994 and 1993 were as follows:

                                                          December 31,
          ($ in thousands)                          1995      1994     1993
                                                   ------    ------   ------
          Securities held to maturity:
           U.S. Treasury                           $ 2,755    9,722     12,319
           U.S. Government agencies and
            corporations (1)                         5,643   15,220     22,318
           States and political subdivisions        26,660   26,073     20,698
           Other securities                          5,108    6,374      7,183
                                                   -------   ------     ------
              Total securities held to maturity    $40,166   57,389     62,518
                                                   =======   ======     ======

          (1) Mortgage-backed securities are included in the totals for U.S. Government agencies and corporations. The majority of Mortgage-backed Securities and Collateralized Mortgage Obligations held at December 31, 1995 were backed by U.S. agencies. These holdings are "grandfathered" under existing rules and are not required to be periodically subjected to the Financial Institution Examination Council's (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and price sensitivity which are the primary risks associated with this type of security. Such tests are usually subject to regulatory review. It is managements' judgement, however, that these tests are a prudent measure and accordingly the bank voluntarily conducts these tests on a periodic basis.

          Except for U.S. Government securities, Bankshares has no securities with any issuer that exceeds 10% of its stockholders' equity.


B.   MATURITIES AND ASSOCIATED YIELDS

     The following  table  presents the  maturities for  those securities  available  for sale  and held  to maturity as of December 31, 1995 and weighted average yield for each range of maturities.

                                         Securities Available For Sale (1)
     ($ in thousands except for   Within One    One to      Five to   After Ten
      % data)                        Year      Five Year   Ten Year     Year      No Maturity    Total
                                  ----------   ---------   --------   ---------   -----------   -------
     U.S. Treasury                  $3,997        ---         ---         ---          ---        3,997
                                      5.01%       ---         ---         ---          ---         5.01%
     U.S.Government agencies         3,551      4,097       3,157        578           ---       11,383
      and corporations                7.10%      6.88%       7.46%      7.34%          ---         7.13%
     States and political              ---        353       2,903      3,084           ---        6,340
      subdivisions                     ---       5.66%       6.95%      7.01%          ---         6.91%
     Other securities                  493      2,208       1,520        500          130         4,851
                                      4.79%      5.72%       6.78%      7.00%        6.00%         6.10%
                                    ------     ------      ------     ------       ------        ------

                                     8,041      6,658       7,580      4,162          130        26,571
        Total                         5.92%      6.43%       7.13%      7.05%        6.00%         6.57%
                                    ======     ======      ======     ======       ======        ======

                                          Securities Held to Maturity (1)
     U.S. Treasury                   1,250      1,505         ---        ---          ---         2,755
                                      6.80%      7.04%        ---        ---          ---          6.93%
     U.S. Government agencies          402      3,336       1,781        124          ---         5,643
      and corporations                7.96%      7.29%       7.71%      8.29%         ---          7.49%
     States and political            2,923      9,747      11,718      2,272          ---        26,660
      subdivisions                    8.00%      7.55%       7.39%      8.24%         ---          7.59%
     Other securities                1,302      3,293         513        ---          ---         5,108
                                      8.13%      6.54%       6.66%       ---          ---          6.95%
                                    ------     ------      ------     ------       ------        ------
                                     5,877     17,881      14,012      2,396          ---        40,166
        Total                         7.77%      7.27%       7.40%      8.24%         ---          7.45%
                                    ======     ======      ======     ======       ======        ======
        Total portfolio             13,918     24,539      21,592      6,558          130        66,737
                                      6.20%      7.04%       7.31%      7.49%        6.00%         7.10%
                                    ======     ======      ======     ======       ======        ======

     (1)  Rates  shown represent  weighted  average  yield  on  a  fully  taxable  basis.    Mortgage-backed
          securities  are included  in  the totals  for  U.S. Government  agencies and  corporation  and are allocated based upon estimated cash flow at December 31, 1995.


III. LOAN PORTFOLIO
     --------------

     Bankshares  concentrates   its  lending   activities  in   commercial  and
     industrial loans, real estate mortgage loans both residential and business, and loans to individuals. The following tables set forth (i) a comparison of Bankshares' loan portfolio by major category of loans as of the dates indicated and (ii) the maturities and interest rate sensitivity of the loan portfolio at December 31, 1995.

     A.   TYPES OF LOANS

                                                   December 31,

          ($ in thousands)           1995      1994    1993     1992     1991
                                    ------    ------  ------   ------   ------
          Commercial and
           industrial loans        $ 40,749   35,984   45,618   44,403   46,612
          Real estate mortgage
           loans                     31,798   30,212   26,638   28,719   28,320
          Real estate construction
           loans                      6,007    5,543    3,946    3,975    6,163
          Loans to individuals       48,132   45,767   37,245   31,209   35,717
                                   --------  -------  -------  -------  -------
           Total loans              126,686  117,506  113,447  108,306  116,812

          Less unearned income       (1,633)  (1,782)  (1,192)    (484)    (721)
                                   --------  -------  -------  -------  -------
           Total loans, net of
            unearned income         125,053  115,724  112,255  107,822  116,091

          Less allowance for loans
           losses                    (2,080)  (2,006)  (2,038)  (1,782)  (1,665)
                                   --------  -------  -------  -------  -------
           Total loans, net        $122,973  113,718  110,217  106,040  114,426
                                   ========  =======  =======  =======  =======

     B.   MATURITIES AND INTEREST RATE SENSITIVITIES



                                                 December 31, 1995
                                                            After
          ($ in thousands)            <1 Year   1-5 Years  5 Years     Total
                                      -------   ---------  -------     -----
          Commercial and
           industrial                 $23,237     11,850     5,662     40,749
          Real estate construction      6,007        ---       ---      6,007
          Less loans with pre-
           determined interest
          rates                        (6,358)    (3,768)   (5,662)   (15,788)
                                      -------    -------    ------    -------
          Loans with adjustable
           rates                      $22,886      8,082       ---    $30,968
                                      =======    =======    ======    =======

     C.   RISK ELEMENTS

          1.   Nonaccrual, Past Due and Restructured Loans

               The following table presents aggregate loan amounts for nonaccrual loans and accruing loans which are con-tractually past due ninety days or more as to interest or principal payments, restructured loans and other real estate owned, net.


                                                      December 31,
           ($ in thousands)                1995    1994   1993    1992   1991
                                          ------  ------ ------  ------ ------

           Nonaccrual loans:
             Commercial and industrial    $  ---     ---    710     483    196
             Real estate mortgage            390     390  1,123     884    434
             Real estate construction        ---     ---    ---     ---    ---
             Loans to individuals             30      30     31      23     47
                                          ------  ------ ------  ------  -----
                                             420     420  1,864   1,390    677
                                          ------  ------ ------  ------  -----
           Restructured loans:
             Commercial and industrial       ---     229    598     ---    ---
                                          ------  ------ ------  ------  -----
              Total nonperforming loans      420     649  2,462   1,390    677

           Other real estate owned, net      739   1,083    225     837    875
                                          ------  ------ ------  ------  -----
              Total nonperforming assets  $1,159   1,732  2,687   2,227  1,552
                                          ======  ====== ======  ======  =====
           Accruing loans past due 90
            days or more:
             Commercial and industrial    $    6       3     44     131     13
             Real estate mortgage             60      45    ---     323    ---
             Real estate construction        ---      87    243     237    235
             Loans to individuals            144      84     39      65    172
                                          ------  ------ ------  ------  -----
                                          $  210     219    326     756    420
                                          ======  ====== ======  ======  =====


               The effect of nonaccrual and restructured loans on interest income is presented below:

                                                                  December 31,
           ($ in thousands)                                           1995
                                                                  ------------

           Interest that would have been recorded in
            accordance with original terms                            $  42
           Interest recorded in income                                    5
                                                                      -----
           Net impact on interest income                              $  37
                                                                      =====

               Interest is recognized on the cash basis for all loans carried in nonaccrual status. Loans generally are placed in nonaccrual status when the collection of principal or interest is ninety days or more past due, unless the obligation is both well-secured and in the process of collection.

          2.   Potential Problem Loans

               Effective January 1, 1995, Bankshares adopted the provisions of SFAS No. 114, as amended by SFAS No. 118. At December 31, 1995, the recorded investment in loans which have been identified as impaired loans, in accordance with SFAS No. 114, totaled $539,000. Of this amount, $90,000 related to loans with no valuation allowance and $449,000 related to loans with a corresponding valuation allowance of $319,000.

               For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $757,000, and the total interest income recognized on impaired loans was $47,000 of which $5,000 was recognized on a cash basis. The balance of impaired loans at January 1, 1995 totaled approximately $812,000. The initial adoption to SFAS No. 114 did not require an increase to Bankshares' allowance for loan losses. The impact of SFAS No. 114, as amended by SFAS No. 118, was immaterial to Bankshares' consolidated financial statements as of and for the year ended December 31, 1995.

          3.   Foreign Outstandings

               At December 31, 1995, 1994 and 1993, there were no foreign outstandings.

          4.   Loan Concentrations

               At December 31, 1995, there were no other concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans, except for loans secured by vehicles which approximated $22 million.


 IV. SUMMARY OF LOAN LOSS EXPERIENCE

     A.   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

          The  following tabulation shows average  loan balances at  the end of each  period; changes in the allowance  for loan  losses arising  from loans  charged  off and  recoveries on  loans previously charged off by loan category; and additions to the allowance  which have been charged to operating expense:

                                                                          December 31,
          ($ in thousands)                               1995      1994       1993      1992       1991
                                                        ------    ------     ------    ------     ------
          Average loans outstanding                    $118,760    111,708   107,583    109,780   116,735
                                                       ========    =======   =======    =======   =======
          Balance at beginning of year                 $  2,006      2,038     1,782      1,665     1,662

          Charge-offs:
           Commercial and industrial loans                   22         72       231        438       374
           Real estate mortgage loans                       ---        192       282        177        46
           Real estate construction loans                   ---         53       ---        ---       ---
           Loans to individuals                             247        307       221        370       262
                                                       --------    -------   -------    -------   -------
             Total loans charged off                        269        624       734        985       682
                                                       --------    -------   -------    -------   -------
          Recoveries:
           Commercial and industrial loans                    9          7        10         16         2
           Real estate mortgage loans                         7          4         5        ---         2
           Real estate construction loans                   ---        ---       ---        ---       ---
           Loans to individuals                              52         41        45         26        66
                                                       --------    -------   -------    -------   -------
             Total recoveries                                68         52        60         42        70

          Net loans charged off                             201        572       674        943       612
          Additions charged to operations                   275        540       930      1,060       615
          Balance at end of year                       $  2,080      2,006     2,038      1,782     1,665
                                                       ========    =======   =======    =======   =======
          Net charge-offs to average loans
           outstanding                                     .17%       .51%      .63%       .86%      .52%
                                                       ========    =======   =======    =======   =======

          Factors  influencing  management's  judgment in  determining  the  amount  of  the loan  loss provision  charged  to  operating  expense include  the  quality  of  the  loan portfolio  as determined by management, the historical loan loss experience, diversification as to  type of loans in the portfolio, the amount of secured as compared with unsecured loans and the  value of  underlying  collateral, banking  industry standards  and  averages, and  general economic conditions.


   B.     ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

          The allowance  for loan  losses has  been allocated  according to the  amount deemed  necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

                                                       December 31,

                      1995                 1994              1993              1992               1991

                          Percent              Percent              Percent              Percent              Percent
                             of                   of                   of                   of                   of
                          Loans in             Loans in             Loans in             Loans in             Loans in
                            Each                 Each                 Each                 Each                 Each
                          Category             Category             Category             Category             Category
 ($ in         Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total
  thousands)     Amount    Loans     Amount      Loans    Amount      Loans    Amount    Loans      Amount     Loans
               ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
 Commercial
  and
  industrial
  loans          $  381    32.16%       624     30.62%       810      40.21%      823     41.00%       790      39.90%

 Real estate
  mortgage
  loans             155    25.10%       164     25.71%       163      23.48%      206     26.52%       250      24.24%
 Real estate
  construction
  loans             100     4.74%        36      4.72%        54       3.48%       50      3.67%        75       5.28%

 Loans to
  individuals       197    38.00%       500     38.95%       615      32.83%      497     28.81%       350      30.58%
 Unallocated      1,247      ---        682       ---        396        ---       206       ---        200        ---
                 ------   ------      -----    ------      -----     ------     -----    ------      -----     ------

                 $2,080   100.00%     2,006    100.00%     2,038     100.00%    1,782    100.00%     1,665     100.00%
                 ======   ======      =====    ======      =====     ======     =====    ======      =====     ======


V.   DEPOSITS

     A.   AVERAGE AMOUNTS OF DEPOSITS AND AVERAGE RATES PAID

          Average amounts and average rates paid on deposit categories in excess of 10% of average total deposits are presented below:

                                               December 31,

                                  1995             1994             1993
                                     Average          Average          Average
                            Average   Rates  Average   Rates   Average  Rates
       ($ in thousands)     Amounts   Paid   Amounts    Paid   Amounts   Paid
                            -------  ------- -------  -------  ------- -------

       Noninterest-bearing
        demand deposits     $ 22,230   ---     20,167    ---    16,929     ---
       Interest-bearing
        demand deposits       57,562  3.08%    63,710   2.76%   63,598    3.00%
       Savings deposits       16,393  2.71%    20,650   2.71%   21,412    2.97%
       Time deposits          82,956  5.40%    71,886   4.62%   62,463    5.25%
                            --------          -------          -------
         Average total
          deposits          $179,141          176,413          164,402
                            ========          =======          =======


     B.   TIME DEPOSITS OF $100,000 OR MORE

          The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:


                                              DECEMBER 31, 1995

                                         Over 3      Over 6
                                 3       Months      Months
                               Months   Through 6  Through 12  Over 12
       ($ in thousands)       or Less    Months      Months    Months   Total
                              -------   ---------  ----------  -------  -----
       Certificates of
        deposit               $ 2,099     1,367       4,504      2,230  10,200
       Other time deposits        356       104         110      2,588   3,158
                              -------    ------      ------     ------  ------
         Total time deposits
          of $100,000 or
          more                $ 2,455     1,471       4,614      4,818  13,358
                              =======    ======      ======     ======  ======

 VI. RETURN ON EQUITY AND ASSETS

     The ratio of net income to average stockholders' equity and to average total assets, and certain other ratios are presented below:

                                                          December 31,

                                                    1995      1994      1993
                                                   ------    ------    ------
     Return on average assets                        1.62%     1.51%     1.45%
     Return on average equity                       15.09%    15.19%    15.43%
     Dividend payout ratio                          33.17%    34.05%    32.00%
     Average equity to average assets               10.59%     9.94%     9.38%

Item 2.  Properties.
--------------------

   Bankshares' headquarters, including the  Main Office  of NBB, are located  at
100 South  Main Street, Blacksburg, Virginia.   In addition to  the Main Office
location, NBB owns six branch offices: two in the Town of Blacksburg; one in the Town of Christiansburg; one in Montgomery County; one in the Town of Pearisburg; and the sixth in the Town of Pembroke. NBB leases office space near the Main Office which is occupied by NBB's trust, marketing, audit, compliance and credit review departments.

   NBB owns all its computer and data processing hardware and is a licensee of the software it utilizes, which enables NBB to perform all its data processing functions in-house. NBB views its modern data processing equipment and present customer service facilities as being adequate to support future growth
expectations.    Management  anticipates,  however, that  with  the  constantly changing technological environment that significant capital expenditures will be necessary to remain current.

Item 3.  Legal Proceedings.
---------------------------

   Neither Bankshares nor NBB is currently involved in any material pending legal proceedings, other than routine litigation incidental to NBB's business.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

   There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------


   Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 9, 1996.

   The following is a list of names and ages of all executive officers of Bankshares; their terms of office as officers; the positions and offices within Bankshares held by each officer; and each person's principal occupation or employment during the past five years.

                                                            YEAR ELECTED AN
          NAME         AGE    OFFICES AND POSITIONS HELD    OFFICER/DIRECTOR
   ------------------  ---    --------------------------    ----------------

   James G. Rakes       51  President and Chief Executive         1986
                            Officer, National Bankshares,
                            Inc.; and President and Chief
                            Executive Officer of The
                            National Bank of Blacksburg
                            since 1983.
   F. Brad Denardo      43  Corporate Officer, National           1989
                            Bankshares, Inc.; and Executive
                            Vice President since 1989 and
                            Senior Vice President - Loans
                            since 1985 of The National Bank
                            of Blacksburg.

   Marilyn B. Buhyoff   47  Secretary, National Bankshares,       1989
                            Inc.; and Senior Vice President
                            - Administration since 1992,
                            Vice President/ Administra-tion
                            since 1990 and Personnel
                            Officer since 1987 of The
                            National Bank of Blacksburg.

   Joan C. Nelson       45  Treasurer, National Bankshares,       1993
                            Inc.; and Cashier since 1993,
                            Senior Vice President/
                            Operations since 1989 and Vice
                            President/Operations since 1986
                            of the National Bank of
                            Blacksburg.

The  executive  officers  listed  above  have  served   Bankshares  and/or  its
subsidiary in the aforementioned executive capacity for the past five years.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

   There is no established trading market for the stock of National Bankshares, Inc. As of March 20, 1996, the total number of holders of the Registrant's common stock was 684.

   Information concerning Market Price and Dividend Data is set forth under "Common Stock Information and Dividends" on page 13 of Bankshares' 1995 Annual Report to Stockholders and is incorporated herein by reference.


Item 6.  Selected Financial Data
--------------------------------

   The table entitled "Selected Consolidated Financial Data" on page 4 of Bankshares' 1995 Annual Report to Stockholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------------

   The information contained under "Management's Discussion and Analysis" on pages 5 through 13 of Bankshares' 1995 Annual Report to Stockholders is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

   The following consolidated financial statements of the Registrant and the Independent Auditors' Report set forth on pages 16 through 41 of Bankshares' 1995 Annual Report to Stockholders are incorporated herein by reference:

   1.     Independent Auditors' Report

   2.     Consolidated Balance Sheets - December 31, 1995 and 1994

   3. Consolidated Statements of Income - Years Ended December 31, 1995, 1994 and 1993

   4. Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1995, 1994 and 1993

   5. Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1994 and 1993

   6. Notes to Consolidated Financial Statements - December 31, 1995, 1994 and 1993

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

   None.


                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

   Executive Officers of Bankshares as of December 31, 1995 are listed on page 32 herein.

   Information with respect to the directors of Bankshares is set out under the caption "Election of Directors" on pages 3 through 4 of Bankshares' Proxy Statement dated March 20, 1996, which information is incorporated herein by reference.


Item 11.  Executive Compensation
--------------------------------

   The information set forth under "Executive Compensation" on pages 6 through 10 of Bankshares' Proxy Statement dated March 20, 1996 is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

   The information set forth under "Voting Securities and Principal Holders of Securities" on page 1 and under "Election of Directors" on pages 2 through 3 of Bankshares' Proxy Statement dated March 20, 1996 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

   The information contained under "Certain Transactions With Officers and Directors" on page 11 of Bankshares' Proxy Statement dated March 20, 1996 is incorporated herein by reference.

                                    PART IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
---------------------------------------------------------------------------

   (a)    The following documents are filed as part of this report:


                                                           1995 Annual Report
                                                       To Stockholders Page(s)*
                                                       ------------------------


          1.   Financial Statements:
               --------------------

               Independent Auditors' Report                      16

               Consolidated Balance Sheets -
                 December 31, 1995 and 1994                      17

               Consolidated Statements of
                 Income - Years ended December
                 31, 1995, 1994 and 1993                         19

               Consolidated Statements of Changes
                 in Stockholders' Equity - Years
                 ended December 31, 1995, 1994 and
                 1993                                            21

               Consolidated Statements of Cash
                 Flows - Years ended December 31,
                 1995, 1994 and 1993                             22

               Notes to Consolidated
                 Financial Statements - December
                 31, 1995, 1994 and 1993                         24

          2.   Financial Statement Schedules:
               -----------------------------

               All schedules are omitted as
               the required information is
               inapplicable or the informa-
               tion is presented in the
               Consolidated Financial State-
               ments or related notes.







* Incorporated by reference from the indicated pages of the 1995 Annual Report to Stockholders.

          3.   Exhibits:
               --------
                                                                PAGE NO. IN
                EXHIBIT NO.           DESCRIPTION            SEQUENTIAL SYSTEM
                -----------           -----------            -----------------
                    3(i)      Articles of Incorporation,   (incorporated
                              as amended, of National      herein by
                              Bankshares, Inc.             reference to
                                                           Exhibit 3(a) of
                                                           the  Annual   Report
                                                           on Form 10K for
                                                           fiscal year ended
                                                           December 31, 1993)

                   3(ii)      Bylaws of National           (incorporated
                              Bankshares, Inc.             herein by
                                                           reference to
                                                           Exhibit 3(b) of
                                                           the  Annual   Report
                                                           on Form 10K for
                                                           fiscal year ended
                                                           December 31, 1993)

                    4(i)      Specimen copy of certifi-    (incorporated
                              cate for National Bank-      herein by
                              shares, Inc. common stock,   reference to
                              $2.50 par value              Exhibit 4(a) of
                                                           the  Annual   Report
                                                           on Form 10K for
                                                           fiscal year ended
                                                           December 31, 1993)

                    4(i)      Article Four of the          (incorporated
                              Articles of Incorporation    herein by
                              of National Bankshares,      reference to
                              Inc. included in Exhibit     Exhibit 4(b) of
                              No. 3(a))                    the  Annual   Report
                                                           on Form 10K for
                                                           fiscal year ended
                                                           December 31, 1993)

                 10(ii)(B)    Computer software license    (incorporated
                              agreement dated June 18,     herein by
                              1990, by and between         reference to
                              Information Technology,      Exhibit 10(e) of
                              Inc. and The National Bank   the Annual Report
                              of Blacksburg                on Form 10K for
                                                           fiscal year ended
                                                           December 31, 1992)

                *10(iii)(A)   Employment Agreement dated   (incorporated
                              January 1, 1992, by and      herein by
                              between National Bankshares, reference to
                              Inc. and James G. Rakes      Exhibit 10(a) of
                                                           the  Annual   Report
                                                           on Form 10K for
                                                           fiscal year ended
                                                           December 31, 1992)

                                                                PAGE NO. IN
                EXHIBIT NO.           DESCRIPTION            SEQUENTIAL SYSTEM
                -----------           -----------            -----------------
                *10(iii)(A)   Capital Accumulation Plan    (incorporated
                              (included in Exhibit No.     herein by
                              10(a))                       reference to
                                                           Exhibit 10(b) of
                                                           the  Annual   Report
                                                           on Form 10K for
                                                           fiscal year ended
                                                           December 31, 1992)

                *10(iii)(A)   Employee Lease Agreement     (incorporated
                              dated May 7, 1992, by and    herein by
                              between National Bank-       reference to
                              shares, Inc. and The         Exhibit 10(c) of
                              National Bank of Blacksburg  the  Annual   Report
                                                           on Form 10K for
                                                           fiscal year ended
                                                           December 31, 1992)

                   13(i)      1995 Annual Report to
                              Stockholders (such Report,
                              except to the extent
                              incorporated herein by
                              reference, is being
                              furnished for the informa-
                              tion of the Commission only
                              and is not deemed to be
                              filed as part of this
                              Report on Form 10-K)                41

                   21(i)      Subsidiaries of National     (incorporated
                              Bankshares, Inc.             herein by
                                                           reference to
                                                           Exhibit 22 of
                                                           the  Annual   Report
                                                           on Form 10K for
                                                           fiscal year ended
                                                           December 31, 1992)

          * Indicates a management contract or compensatory plan required to be filed herein.


   (b) Reports on Form 8-K filed during the last quarter of the period covered by this report:
          -----------------------------------------------------------------

          None.

   (c)    Exhibits required by Item 601 of Regulation S-K:
          -----------------------------------------------

          See Item 14(a)3 above.

   (d)    Financial Statement Schedules required by Regulation S-X:
          --------------------------------------------------------

          See Item 14(a)2 above.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL BANKSHARES, INC.

                                BY:     /s/ James G. Rakes
                                        ----------------------------------
                                        James G. Rakes, President
                                        and Chief Executive Officer

                              DATE:     March 26, 1996
                                        ----------------------------------

                                BY:     /s/ Joan C. Nelson
                                        ----------------------------------
                                        Joan C. Nelson
                                        Treasurer

                              DATE:     March 26, 1996
                                        ----------------------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

   NAME                         DATE            TITLE
   ----                         ----            -----
   /s/ C. L. Boatwright         March 26, 1996  Director and Vice Chairman of
   --------------------------   --------------  the Board
   C. L. BOATWRIGHT
   /s/ L. A. Bowman             March 25, 1996  Director
   --------------------------   --------------
   L. A. BOWMAN
   /s/ R. E. Christopher, Jr.   March 22, 1996  Director and Chairman of the
   --------------------------   --------------  Board
   R. E. CHRISTOPHER, JR.
                                                Director
   --------------------------   --------------
   P. A. DUNCAN
   /s/ J. G. Rakes              March 26, 1996  President and Chief Executive
   --------------------------   --------------  Officer - National
   J. G. RAKES                                  Bankshares, Inc.
   /s/ J. M. Shuler             March 25, 1996  Director
   --------------------------   --------------
   J. M. SHULER
   /s/ J. R. Stewart            March 22, 1996  Director
   --------------------------   --------------
   J. R. STEWART
                                                Director
   --------------------------   --------------
   J. L. WEBB, JR.
                                                Director
   --------------------------   --------------
   P. P. WISMAN

                               INDEX TO EXHIBITS
                               -----------------

                                                          PAGE NO. IN
       EXHIBIT NO.             DESCRIPTION             SEQUENTIAL SYSTEM
       -----------             -----------             -----------------
           3(i)     Articles of Incorporation, as    (incorporated
                    amended, of National Bankshares, herein by
                    Inc.                             reference to
                                                     Exhibit 3(a) of
                                                     the Annual Report on
                                                     Form 10K for
                                                     fiscal year ended
                                                     December 31, 1993)

          3(ii)     Bylaws of National Bankshares,   (incorporated
                    Inc.                             herein by
                                                     reference to
                                                     Exhibit 3(b) of
                                                     the Annual Report on
                                                     Form 10K for
                                                     fiscal year ended
                                                     December 31, 1993)
           4(i) Specimen copy of certificate for (incorporated National Bankshares, Inc. common herein by
                    stock, $2.50 par value           reference to
                                                     Exhibit 4(a) of
                                                     the Annual Report on
                                                     Form 10K for
                                                     fiscal year ended
                                                     December 31, 1993)
           4(i)     Article Fourth of the Articles   (incorporated
                    of Incorporation of National     herein by
                    Bankshares, Inc. included in     reference to
                    Exhibit No. 3(a))                Exhibit 4(b) of
                                                     the Annual Report on
                                                     Form 10K for
                                                     fiscal year ended
                                                     December 31, 1993)

        10(ii)(B)   Computer software license        (incorporated
                    agreement dated June 18, 1990,   herein by
                    by and between Information       reference to
                    Technology, Inc. and The         Exhibit 10(e) of
                    National Bank of Blacksburg      the Annual Report on
                                                     Form 10K for
                                                     fiscal year ended
                                                     December 31, 1992)
       *10(iii)(A)  Employment Agreement dated       (incorporated
                    January 1, 1992, by and between  herein by
                    National Bankshares, Inc. and    reference to
                    James G. Rakes                   Exhibit 10(a) of
                                                     the Annual Report on
                                                     Form 10K for
                                                     fiscal year ended
                                                     December 31, 1992)

                                                          PAGE NO. IN
       EXHIBIT NO.             DESCRIPTION             SEQUENTIAL SYSTEM
       -----------             -----------             -----------------
       *10(iii)(A)  Capital Accumulation Plan        (incorporated
                    (included in Exhibit No. 10(a))  herein by
                                                     reference to
                                                     Exhibit 10(b) of
                                                     the Annual Report on
                                                     Form 10K for
                                                     fiscal year ended
                                                     December 31, 1992)

       *10(iii)(A)  Employee Lease Agreement dated   (incorporated
                    May 7, 1992, by and between      herein by
                    National Bankshares, Inc. and    reference to
                    The National Bank of Blacksburg  Exhibit 10(c) of
                                                     the Annual Report on
                                                     Form 10K for
                                                     fiscal year ended
                                                     December 31, 1992)
          13(i)     1995 Annual Report to
                    Stockholders (such Report,
                    except to the extent
                    incorporated herein by
                    reference, is being furnished
                    for the information of the
                    Commission only and is not
                    deemed to be filed as part of
                    this Report on Form 10-K)                 41
          21(i)     Subsidiaries of National         (incorporated
                    Bankshares, Inc.                 herein by
                                                     reference to
                                                     Exhibit 22 of
                                                     the Annual Report on
                                                     Form 10K for
                                                     fiscal year ended
                                                     December 31, 1992)


















* Indicates a management contract or compensatory plan required to be filed herein.