Form 10-Q
period 1996-03-31
NATIONAL BANKSHARES INC
filed 1996-05-13
CIK 796534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                          Commission File Number:
March 31, 1996                                                         0-15204


                           NATIONAL BANKSHARES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Virginia                                                      54-1375874
- -------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


100 South Main Street
P.O. Box 90002
Blacksburg, Virginia                                                 24062-9002
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)              (540)552-2011
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


               Yes    X            No
                    -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                 Outstanding at April 30, 1996
- -------------------------------               ---------------------------------
COMMON STOCK, $2.50 PAR VALUE                             1,714,152



                        (This report contains 21 pages)

                           NATIONAL BANKSHARES, INC.

                                   FORM 10-Q

                                     INDEX




                                                                        Page
                                                                        ----

PART I    FINANCIAL INFORMATION
- --------------------------------

     ITEM 1 - FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS, MARCH 31, 1996
           AND DECEMBER 31, 1995                                        4-5

          CONSOLIDATED STATEMENTS OF INCOME,
           THREE MONTHS ENDED MARCH 31, 1996 AND 1995                    6

          CONSOLIDATED STATEMENTS OF CHANGES IN
           STOCKHOLDERS' EQUITY, THREE MONTHS ENDED
           MARCH 31, 1996 AND 1995                                       7

          CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED MARCH 31, 1996 AND 1995                   8-9

          SELECTED CONSOLIDATED FINANCIAL DATA                         10-14

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                15-18


PART II   OTHER INFORMATION
- ----------------------------

     ITEMS 1 - 3 - LEGAL PROCEEDINGS; CHANGES IN
        SECURITIES; DEFAULTS UPON SENIOR SECURITIES                      19

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS                                                 19

     ITEM 5 - OTHER INFORMATION                                          19

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K                         19

     SIGNATURES                                                          20

                                     PART I
                                     ------

                             FINANCIAL INFORMATION
                             ---------------------


ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiary, The National Bank of Blacksburg (NBB), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1995 Annual Report to Stockholders and additional information supplied in the 1995 Form 10-K.

                       CONSOLIDATED BALANCE SHEETS
                        NATIONAL BANKSHARES, INC.
                               (UNAUDITED)
                   MARCH 31, 1996 AND DECEMBER 31, 1995


                                                 MARCH 31,    DECEMBER
 ($000's)                                          1996       31, 1995
                                                 =========    ========
 ASSETS

 Cash and due from banks                         $  4,707       5,405
 Federal funds sold                                 7,745         ---
 Securities available for sale, at fair value 26,859 26,571 Securities held to maturity (fair value
  $40,228 in 1996 and $40,866 in 1995)             39,792      40,166

 Mortgage loans held for sale                         574         880
 Loans:
    Real estate construction loans                  5,389       6,007
    Real estate mortgage loans                     31,627      31,798
    Commercial and industrial loans                41,643      40,749
    Loans to individuals                           48,071      48,132
                                                 --------    --------
             Total loans                          126,730     126,686

    Less unearned income on loans                  (1,566)     (1,633)
                                                 --------    --------
             Loans, net of unearned income        125,164     125,053

    Less allowance for loan losses                 (2,059)     (2,080)
                                                 --------    --------
             Loans, net                           123,105     122,973
                                                 --------    --------

 Bank premises and equipment, net                   2,676       2,685
 Accrued interest receivable                        1,955       1,667
 Other real estate owned, net                         739         739
 Other assets                                       2,414       2,303
                                                 --------    --------
             Total assets                        $210,566     203,389
                                                 ========    ========

 LIABILITIES' AND STOCKHOLDERS' EQUITY

 Noninterest-bearing demand deposits               24,754      22,861
 Interest-bearing demand deposits                  55,788      54,143
 Savings deposits                                  15,192      15,153
 Time deposits                                     90,261      87,516
                                                 --------    --------
             Total deposits                       185,995     179,673
                                                 --------    --------
 Accrued interest payable                             267         258

 Other liabilities                                  1,090         904
                                                 --------    --------
             Total liabilities                    187,352     180,835
                                                 --------    --------

 Stockholders' equity:

 Preferred stock of no par value.  Authorized
  5,000,000 shares; none issued and outstanding       ---         ---
 Common stock of $2.50 par value. Authorized
  5,000,000 shares; issued and outstanding
  1,714,152 in 1996 and 1995                        4,285       4,285
 Surplus                                            1,187       1,187
 Undivided profits                                 17,910      16,967
 Net unrealized gains (losses) on
  securities available for sale                      (168)        115
                                                 --------    --------
             Total stockholders' equity            23,214      22,554

 Commitments and contingent liabilities
                                                 --------    --------
             Total liabilities and
              stockholders' equity               $210,566     203,389
                                                 ========    ========

                    CONSOLIDATED STATEMENTS OF INCOME
                 NATIONAL BANKSHARES, INC. AND SUBSIDIARY
                               (UNAUDITED)
                THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                   MARCH 31,   MARCH 31,
 ($000's)                                             1996       1995
                                                   =========   =========
 INTEREST INCOME
 Interest and fees on loans                          $3,049      2,711
 Interest on federal funds sold                          51         26
 Interest on securities-taxable                         616        680
 Interest on securities-nontaxable                      382        335
                                                     ------     ------
             Total interest income                    4,098      3,752
                                                     ------     ------

 INTEREST EXPENSE
 Interest on time deposits of $100,000 or more          206        112
 Interest on other deposits                           1,518      1,416
 Interest on federal funds purchased                      2          2
                                                     ------     ------
            Total interest expense                    1,726      1,530
                                                     ------     ------
            Net interest income                       2,372      2,222

 Provision for loan losses                               45         65
                                                     ------     ------
            Net interest income after provision
             for loan losses                          2,327      2,157
                                                     ------     ------
 NONINTEREST INCOME
 Service charges on deposit accounts                    181        166
 Other service charges and fees                          40         39
 Credit card fees                                       110         91
 Trust income                                           116         78
 Other income                                             2         10
 Realized securities gains (losses), net                  2         (3)
                                                     ------     ------
             Total noninterest income                   451        381
                                                     ------     ------
 NONINTEREST EXPENSE
 Salaries and employee benefits                         796        774
 Occupancy and furniture and fixtures                   142        136
 Data processing and ATM                                 75         95
 FDIC assessment                                        ---        100
 Credit card processing                                  97         88
 Goodwill amortization                                    8          7
 Net costs of other real estate owned                     3         26
 Other operating expense                                402        350
                                                     ------     ------
             Total noninterest expense                1,523      1,576
                                                     ------     ------
 Income before income tax expense                     1,255        962
 Income tax expense                                     312        208
                                                     ------     ------
             Net income                              $  943        754
                                                     ======     ======
             Net income per share                    $ 0.55       0.44
                                                     ======     ======

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   NATIONAL BANKSHARES, INC. AND SUBSIDIARY
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                              NET
                                                           UNREALIZED
                                                             GAINS
                                                          (LOSSES) ON
                                                           SECURITIES
                              COMMON           UNDIVIDED   AVAILABLE
 ($000's)                      STOCK   SURPLUS  PROFITS     FOR SALE    TOTAL
                              =======  ======= =========  ===========  =======

 Balances, December 31, 1994   $4,285   1,187    14,791       (126)    20,137

 Net income                       ---     ---       754        ---        754

 Cash dividends                   ---     ---       ---        ---        ---

 Change in net unrealized
  gains on securities
  available for sale, net
  of income taxes of $50          ---     ---       ---         98         98
                               ------  ------    ------      -----     ------

 Balances, March 31, 1995      $4,285   1,187    15,545        (28)    20,989
                               ======  ======    ======      =====     ======


 Balances, December 31, 1995   $4,285   1,187    16,967        115     22,554

 Net income                       ---     ---       943        ---        943

 Change in net unrealized
  gains on securities
  available for sale, net
  of income taxes of $146         ---     ---       ---       (283)      (283)
                               ------  ------    ------      -----     ------

 Balances, March 31, 1996      $4,285   1,187    17,910       (168)    23,214
                               ======  ======    ======      =====     ======

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NATIONAL BANKSHARES, INC. AND SUBSIDIARY
                THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                (UNAUDITED)



                                                     MARCH 31,  MARCH 31,
 ($000's)                                              1996        1995
                                                     =========  =========
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                           $  943        754
 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                           45         65
      Depreciation of bank premises and equipment         78         98
      Amortization of intangibles                         30         41
      Amortization of premiums and accretion of
       discounts, net                                     19         31
      Gains on bank premises and equipment
       disposals                                         ---         (2)
      Gains on maturities of securities available
       for sale, net                                      (2)       ---
      Gains on calls of securities held to
       maturity, net                                     ---        ---
      Gains on maturities of securities held to
      maturity, net                                      ---        (18)
      Net decrease in mortgage loans held for sale       306        245
      Losses and writedowns on other real estate
       owned                                             ---        ---
      (Increase) decrease in:
         Accrued interest receivable                    (288)      (199)
         Other assets                                     81         32
      Increase (decrease) in:
         Accrued interest payable                          9        (10)
         Other liabilities                               186          6
                                                      ------     ------
                Net cash provided by operating
                 activities                            1,407      1,043
                                                      ------     ------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Net increase in federal funds sold                   (7,745)      (365)
 Proceeds from calls and maturities of securities
  available for sale                                   2,256        509
 Proceeds from calls and maturities of securities
  held to maturity                                     1,364      2,844
 Purchases of securities available for sale           (2,972)      (500)
 Purchases of securities held to maturity             (1,008)      (210)
 Net increase in loans made to customers                (188)    (2,072)
 Proceeds from disposal of other real estate owned       ---          3
 Recoveries on loans charged-off                          11         13
 Bank premises and equipment expenditures               (145)       (47)
 Proceeds from sale of bank premises and equipment       ---          2
                                                      ------     ------
               Net cash used in investing
                activities                            (8,427)       177
                                                      ------     ------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in time deposits                         2,745      3,542
 Net increase (decrease) in other deposits             3,577     (6,064)
                                                      ------     ------
               Net cash provided by financing
                activities                             6,322     (2,522)
                                                      ------     ------
 Net increase (decrease) in cash and due from
  banks                                                 (698)    (1,302)
 Cash and due from banks at beginning of year          5,405      6,648
                                                      ------     ------
 Cash and due from banks at end of three months       $4,707      5,346
                                                      ======     ======

 SUPPLEMENTAL CASH FLOW INFORMATION
 Unrealized gains/losses in securities available
  for sale (gross)                                    $ (429)      (148)
 Deferred taxes                                          146         50
                                                      ------     ------
 Net unrealized gains (losses) on securities
  available for sale                                  $ (283)       (28)
                                                      ======     ======
 Loans charged to the allowance for loan losses       $   77         41
                                                      ======     ======
 Interest paid                                        $1,717      1,540
                                                      ======     ======

                     NATIONAL BANKSHARES, INC. AND SUBSIDIARY
                              SELECTED CONSOLIDATED
                                  FINANCIAL DATA



                                                  MARCH 31,       DECEMBER 31,
   (In $000's except for % data)               1996      1995         1995
                                              ======    ======    ============

   Selected Ratios and Per Share Data:
   ----------------------------------
   Net income                                $    943       754       3,256

   Return on average assets                      1.84      1.53        1.62

   Return on average equity                     16.35     14.65       15.09

   Net income per share                      $   0.55      0.44        1.90

   Book value per share                      $  13.54     12.24       13.16

   Selected Balance Sheet Data:
   ---------------------------

   Securities                                $ 66,651    66,997      66,737

   Loans, net                                 123,105   115,712     122,973

   Total assets                               210,566   198,053     203,389

   Total deposits                             185,995   176,114     179,673

   Stockholders' equity                        23,214    20,989      22,554

                            NATIONAL BANKSHARES, INC.
                              SELECTED BALANCE SHEET
                                  DAILY AVERAGES



                                              MARCH 31,    DECEMBER 31,
          ($000's)                               1996          1995
                                              =========    ============

          Federal funds sold                   $  4,201        4,258

          Securities available for sale          26,758       13,528

          Securities held to maturity            39,953       52,226

          Loans, net of unearned income (1)     124,682      121,540

          Total assets                          205,039      201,906

          Noninterest-bearing deposits           22,662       22,230

          Interest-bearing deposits             157,922      156,911

          Stockholders' equity                   23,072       21,583




(1): Total includes mortgage loans held for sale


                                                 AVERAGE BALANCES AND INTEREST RATES


   ($000 except for % data)        MARCH 31, 1996           MARCH 31, 1995         DECEMBER 31, 1995

                                AVERAGE      YIELD/      AVERAGE      YIELD/      AVERAGE     YIELD/
                                BALANCE     COST(1)      BALANCE      COST(1)     BALANCE     COST(1)
                                =======     =======      =======      =======     =======     =======
   Interest-earning assets      $195,404      8.86%       186,464       8.49%     188,772       8.94%

   Interest-bearing
    liabilities                  158,043      4.37%       154,404       3.96%     156,957       4.27%
                                             -----                     -----                   -----

   Net interest spread                        4.49%                     4.53%                   4.67%
                                             =====                     =====                   =====

   Net interest margin                        5.33%                     5.21%                   5.39%
                                             =====                     =====                   =====

                                                         INTEREST RATE RISK

                                                       Interest-sensitive days
   ($000's)

   Cumulative interest-
    sensitivity gap(2)         1-90 Days  91-180 Days  191-365 Days  1-5 Years   >5 Years
                               =========  ===========  ============  =========   ========
   March 31, 1996              $(33,627)   (29,413)      (34,574)     (4,836)      38,571
                               ========    =======       =======      ======      =======

   December 31, 1995           $(40,911)   (37,622)      (30,527)     (1,865)      35,438
                               ========    =======       =======      ======      =======


(1)  Fully taxable equivalent  basis.  Yields  on securities held  for sale included  in these yields  are calculated based on historical cost.
(2)  Nonaccrual loans excluded.





                                  LOAN LOSS DATA




                                              For the periods ended
                                      MARCH 31,     MARCH 31,    DECEMBER 31,
    ($000's except for % data)           1996          1995          1995
                                      =========     =========    ============

    Balance at beginning of period     $ 2,080        2,006         2,006
    Provision                               45           65           275

    Loans charged-off                      (77)         (41)         (269)

    Recoveries                              11           13            68
                                       -------       ------        ------

    Balance at end of period           $ 2,059        2,043         2,080
                                       =======       ======        ======
    Ratio of allowance for loan
     losses to loans net of
     unearned income                      1.65%        1.74%         1.66%
                                       =======       ======        ======
    Ratio of net charge-offs to
     average loans net of unearned
     income (1)                            .21%         .10%          .17%
                                       =======       ======        ======
    Ratio of allowance for loan
     losses to nonperforming loans
     (2)                                481.07%      486.43%       495.24%
                                       =======       ======        ======























(1) Net charge-offs are on an annualized basis.
(2) Bankshares defines nonperforming loans as total nonaccrual and restructured loans. Excluded are loans 90 days past due and still accruing.

                Nonperforming Assets, Past Due and Impaired Loans


                                         MARCH 31,   DECEMBER 31,  MARCH 31,
   ($000's except for % data)               1996         1995         1995
                                         =========   ============  =========
   Nonperforming Assets
   -------------------

    Nonaccrual loans                      $  428           420          420
    Restructured loans                       ---           ---          ---
                                          ------        ------       ------
       Total nonperforming loans             428           420          420
                                          ------        ------       ------
    Foreclosed property                      739           739        1,080
    Other repossessed property                 3            11           13
                                          ------        ------       ------
       Total foreclosed and
        repossessed properties               742           750        1,093
                                          ------        ------       ------
          Total Nonperforming assets      $1,170         1,170        1,513
                                          ======        ======       ======
    Ratio of nonperforming assets to
     loans net of unearned income and
     foreclosed/repossessed assets           .93%          .93%        1.27%
                                          ======        ======       ======

   Accruing Loans Past Due 90 Days or More
   ---------------------------------------

    Past due 90 days or more and
     still accruing                       $  210           210          401
                                          ======        ======       ======
    Ratio of loans past due 90
     days or more to loans, net
     of unearned income                      .17%          .17%         .34%
                                          ======        ======       ======

   Impaired Loans
   --------------

    Total impaired loans                  $  515           539          822
                                          ======        ======       ======
    Impaired loans with a
     valuation allowance                     377           449          762
    Valuation allowance                     (296)         (319)        (409)
                                          ------        ------       ------
    Impaired loans net of allowance       $   81           130          353
                                          ======        ======       ======
    Impaired loans with no
     valuation allowance                  $  138            90           60
                                          ======        ======       ======
    Average recorded investment
     in impaired loans                    $  527           757          822
                                          ======        ======       ======
    Income recognized on impaired loans   $    5            47            5
                                          ======        ======       ======
    Amount of income recognized
     on a cash basis                      $    5             5            3
                                          ======        ======       ======

                           NATIONAL BANKSHARES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The purpose of this discussion is to set forth information about National Bankshares, Inc. (Bankshares) financial condition and results of operations which is not otherwise apparent from the consolidated financial statements and other information included in this report. Reference should be to the financial statements and other information included in this report as well as the 1995 Form 10-K for an understanding of the following discussion and analysis.

Results of Operations
- ---------------------

     Net income for the three months ended March 31, 1996 was $943,000 which represents an increase of $189,000 or 25.1% over the first three months of 1995. The improvement in net income was also reflected by the return on average assets and equity which were 1.84% and 16.35%, respectively. For the period ended March 31, 1995, the return on average assets was 1.53% and the return on average equity was 14.65%.

     Earnings per share at the end of the first quarter of 1996 was $0.55 per share, an increase of $0.11 per share over the first quarter of 1995.

     The overall improvement in performance was attributable to an improvement in all major categories except income tax expense which increased as a result of the higher level of taxable earnings.

Net Interest Income
- -------------------

     Net interest income at the end of the first three months of 1996 was $2,372,000, an increase of $150,000 or 6.75% over the same period in 1995. The yield on earning assets increased by 37 basis points during that period while the cost to fund earning assets rose only 25 basis points. The net increase was primarily due to loan growth.

     When compared to December 31, 1995 the net interest margin decreased by 6 basis points. Nominal growth in the loan and investment portfolio was experienced during the first quarter of 1996. The growth that occurred in earning assets was principally directed toward federal funds sold which had the effect of improving liquidity, but resulted in a slight decline in the yield on earning assets. At the same time the cost to fund earning assets was rising as deposits moved into the more costly time deposit category. The average level of noninterest bearing liabilities experienced only a nominal increase.

Provision for Loan Losses
- -------------------------

     The provision for loan losses for the period ended March 31, 1996 was $45,000, a decrease of $20,000 or 30.77% from the same period the previous year. Management, based on information currently available, anticipates that only nominal provisions will be made in order to prevent an excessive deterioration in the ratio of the allowance for loan losses to loans net of unearned income.

Noninterest Income
- ------------------

     Noninterest income for the period ended March 31, 1996 was $451,000, an increase of $70,000 or 18.37%. Service charges on deposits increased by 9.04% and was primarily attributable to an increase in return check fees. Bankcard fees also improved with increased levels of business activity. Trust Income, which is dependent on the market values of assets managed, increased 48.72%. Trust income also benefited from the acquisition of new business.

Noninterest Expense
- -------------------

     Noninterest expense for the first three months of 1996 was down 3.36% when compared to the same period in 1995. The primary reason for this decrease was the decline in FDIC insurance premiums. In 1995 the Bank Insurance Fund reached mandated levels and rates charged to well capitalized banks were reduced to a minimum of $2,000 per year. Bankshares' subsidiary, The National Bank of Blacksburg qualified for the reduced rate and in doing so reduced its expense by approximately $100,000 from the previous year's first quarter.

Balance Sheet
- -------------

     Total assets at the end of the first three months of 1996 increased 3.53% from December 31, 1995. Average total assets during the same time period increased 1.55%. Deposit growth accounted for the majority of the growth rising 3.52% from December 31, 1995. During this period, noninterest-bearing deposits grew by 8.28%, and by interest-bearing deposits 2.82%. Savings deposits remained essentially flat due to the higher rates offered for time deposits. Time deposits of $100,000 or more increased by $1,350,000 during the first quarter of 1996.

Asset Quality
- -------------

     Nonperforming loans, which included nonaccrual loans and restructured loans but exclude loans past due 90 days and still accruing, totaled $428,000 at March 31, 1996 and $420,000 at December 31, 1996 and March 31, 1995,
respectively. Total foreclosed properties and other repossessed property have reflected a declining trend during the period. The level of impaired loans, while down from March 31, 1995, was at approximately the same level at March 31, 1996 as it was at year-end 1995. The overall composition of nonperforming assets at March 31, 1996 did not change materially from December 31, 1995. The ratio of net charge-offs to loans net of unearned income was .21% at March 31, 1996. At year-end December 31, 1995, the ratio was .17% and .10% for the period ended March 31, 1995. While annualized basis net charge-offs for the first quarter of 1996 were higher than those disclosed at December 31, 1995, management, based on information currently available, does not believe this slight uptick is the beginning of a significant downward trend in asset quality.

     While asset quality trends are generally favorable at present, management cannot predict the duration of the current trend as it can be affected by changes in the local and national economic conditions, the impact of which cannot be precisely determined.

Interest Rate Risk
- ------------------

     Beyond one year, Bankshares' cumulative interest sensitive position reflects a slightly liability sensitive position indicating that the adverse effect of rising rates or benefit from falling rates would dissipate in the one to five year time period. As can be seen by the interest rate risk table provided elsewhere in this report, rate sensitivity has improved in the one to ninety day time frame. This improvement is largely due to an increase federal funds sold which were at $7,745,000 at March 31, 1996 and $0 at December 31, 1995.

     Management typically adjusts its asset/liability strategies during times of rising and falling rates to minimize or maximize the impact of changing economic conditions.

Liquidity
- ---------

     Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. Net cash from operating activities increased from $1,043,000 at December 31, 1995 to $1,406,000 at March 31, 1996. Net cash used in investing activities was $8,427,000 with the majority of that cash invested in securities and federal funds sold. Net cash from financing activities was $6,322,000. Cash and due from banks declined slightly from December 31, 1995 as result of the aforementioned activities.

     Management is not aware of any trend, commitment or events that will result in or that are reasonably likely to result in a material increase or decrease in liquidity other than the proposed merger discussed below. The proposed merger is expected to have a positive impact on Bankshares' liquidity.

Capital Resources and Stockholder Information
- ---------------------------------------------

     Total  stockholder equity  increased $660,000 or  2.93% from  December 31,
1995.   The following  table sets  forth various ratios  that banks  capital is measured.  Bankshares continues to be well capitalized.


                                     March 31,    December 31,   March 31,
                                        1996          1995          1995
                                     =========    ============   =========

   Capital Ratios
   --------------
    Common stockholders' equity        11.03%        11.09%       10.61%
    Regulatory capital                 11.48%        11.16%       11.18%
    Risk weighted capital:
      Tier 1                           15.70%        15.01%       15.25%
      Tier 2                           16.96%        16.27%       16.51%
    Leverage ratio                     10.92%        10.31%       10.07%

                                                                  Dividend
   Common Stock Information             1996          1995       Per Share
    and Dividends                   High    Low   High    Low    1996   1995
   -------------------------        ----    ---   ----    ---    ----   ----

   First quarter                   $26.50  24.00  23.50  21.50    ---    ---
   Second quarter                     ---    ---  25.00  22.00    ---    .30
   Third quarter                      ---    ---  25.00  23.00    ---    ---
   Fourth quarter                     ---    ---  25.50  24.00    ---    .33


Accounting Considerations
- -------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement as of January 1, 1996 did not have a significant effect on Bankshares' consolidated financial statements.

Proposed Merger
- ---------------

     In August of 1995, Bankshares and the Bank of Tazewell County (BTC) entered into an affiliation agreement whereby Bankshares and BTC would merge. Stockholders of Bankshares would receive an additional .11129 share of common stock for each of their shares, and stockholders of BTC would receive one share of Bankshares' common stock for each of their shares.

     On April 23, 1996 BTC shareholder's approved the proposed merger. Final regulatory approval was received from the Federal Reserve Bank on April 24, 1996. It is expected that the merger will become effective after the close of business on May 31, 1996. (See Item 5, Other Information, Exhibit 1 of this report).

                           NATIONAL BANKSHARES, INC.
                                    PART II
                               OTHER INFORMATION


Items 1-3.    Legal Proceedings;  Changes in  Securities; Defaults  Upon Senior
              Securities

              None for the period ended
              March 31, 1996.

Item 4.       Submission of Matters to a Vote of Security Holders

              None for the period ended
              March 31, 1996.

Item 5.       Other Information

              Exhibit I - Press Release Related to Proposed Affiliation

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 27 - Financial Data Schedule

              (b) Form 8-K
                    None

                           NATIONAL BANKSHARES, INC.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           National Bankshares, Inc.
                                  (Registrant)








   Date:  May 7, 1996         /s/ James G. Rakes
          -------------       -----------------------------
                              James G. Rakes, President and
                              Chief Executive Officer





   Date:  May 7, 1996         /s/ Joan C. Nelson
          -------------       -----------------------------
                              Joan C. Nelson, Treasurer

                               ITEM 5 - EXHIBIT I


                           NATIONAL BANKSHARES, INC.
- -------------------------------------------------------------------------------
                     100 South Main Street, P.O. Box 90002,
                Blacksburg, Virginia  24062-9002/ (540) 552-2011

                                 PRESS RELEASE

FOR IMMEDIATE RELEASE
May 1, 1996


             NATIONAL BANKSHARES, INC. AND BANK OF TAZEWELL COUNTY
                  ANNOUNCE CLOSING DATE FOR THEIR AFFILIATION
                          AND DECLARATION OF DIVIDENDS


   James G. Rakes, President and Chief Executive Officer of National Bankshares, Inc. parent of The National Bank of Blacksburg, and R. E. Dodson, President and Chief Executive Officer of Bank of Tazewell County, today jointly announced that they presently anticipate that the affiliation between the two institutions will take effect after the close of business on May 31, 1996. At such time, Bank of Tazewell County will become a wholly owned subsidiary of National Bankshares, Inc. and the shareholders of Bank of Tazewell County will become shareholders of National Bankshares, Inc. The shareholders of Bank of Tazewell County overwhelmingly approved the affiliation at a shareholders' meeting last week and the final regulatory approval for the transaction was received on April 24th. Mr. Rakes remarked that "We are pleased that the shareholders of Bank of Tazewell County were so positive in their support of our plans to affiliate. We are looking forward to the conclusion of the process and to building an exceptional community bank holding company." Mr. Dodson indicated that "My associates and I are enthusiastic about the direction that Bank of Tazewell County will be heading and the prospects for the future with the affiliation of a quality organization such as National Bankshares, Inc. and an outstanding group of people they represent."

   Mr. Dodson also noted that the May 31 closing date required the Bank of Tazewell County to accelerate the payment of its semi-annual dividend which has been historically paid in July. Mr. Dodson announced that the Bank's Board of Directors has approved a $0.27 per share cash dividend payable on June 3, 1996 to shareholders of record on May 3, 1996.

   National Bankshares, Inc. historically pays a semi-annual cash dividend in June to its shareholders of record in May. Mr. Rakes stated that he did not expect any change in this schedule. The Agreement and Plan of Merger also provides that National Bankshares, Inc. will split its common stock ($2.50 par value) by way of a stock dividend totalling 190,768 shares shortly before the effective time of the affiliation in order to facilitate the exchange ratio. Shareholders of Bank of Tazewell County who will become shareholders of National Bankshares, Inc. will participate fully in any dividends declared by National Bankshares, Inc. subsequent to the effective time of the affiliation.

   Questions may  be directed to James G. Rakes,  at National Bankshares, Inc.,
(540) 552-2011 or to R. E. Dodson, at Bank of Tazewell County, (540) 988-5566.