Form 10-Q
period 1996-09-30
NATIONAL BANKSHARES INC
filed 1996-11-15
CIK 796534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                          Commission File Number:
September 30, 1996                                                     0-15204


                           NATIONAL BANKSHARES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Virginia                                                      54-1375874
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


100 South Main Street
P.O. Box 90002
Blacksburg, Virginia                                                 24062-9002
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)              (540)552-2011
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


               Yes     X           No
                    -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                               Outstanding at October 21, 1996
-------------------------------               ---------------------------------
COMMON STOCK, $2.50 PAR VALUE                             3,792,833



                        (This report contains 24 pages)

                           NATIONAL BANKSHARES, INC.

                                   FORM 10-Q

                                     INDEX




                                                                        Page
                                                                        ----

PART I    FINANCIAL INFORMATION
--------------------------------

     ITEM 1 - FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30, 1996
           AND DECEMBER 31, 1995                                         4-5

          CONSOLIDATED STATEMENTS OF INCOME,
           NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995                  6

          CONSOLIDATED STATEMENTS OF INCOME,
           THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995                 7

          CONSOLIDATED STATEMENTS OF CHANGES IN
           STOCKHOLDERS' EQUITY, NINE MONTHS ENDED
           SEPTEMBER 30, 1996 AND 1995                                    8

          CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995                 9-10

          SELECTED CONSOLIDATED FINANCIAL DATA                          11-16

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 17-20


PART II   OTHER INFORMATION
----------------------------

     ITEMS 1 - 3 - LEGAL PROCEEDINGS; CHANGES IN
        SECURITIES; DEFAULTS UPON SENIOR SECURITIES                       21

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS                                                  21

     ITEM 5 - OTHER INFORMATION                                           21

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            21

     SIGNATURES                                                           22

                                     PART I
                                     ------

                             FINANCIAL INFORMATION
                             ---------------------


ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of National Bankshares, Inc. (NBI) and its wholly-owned subsidiaries, conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. All financial statements have been restated to reflect the acquisition of The Bank of Tazewell County which was effected in the second quarter of 1996. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1995 Annual Report to Stockholders and additional information supplied in the 1995 Form 10-K, as well as the Form 8-K containing merger-related financial statements filed on August 10, 1996.

                       CONSOLIDATED BALANCE SHEETS
                NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                 SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                               (UNAUDITED)


                                                 SEPTEMBER    DECEMBER
 ($000's)                                        30, 1996     31, 1995
                                                 =========    ========
 ASSETS
 Cash and due from banks                         $ 13,993      10,055
 Federal funds sold                                 1,320       7,725
 Securities available for sale, at fair value      69,693      75,870
 Securities held to maturity (fair value
  $103,427 in 1996 and $112,778 in 1995)          104,361     111,765
 Mortgage loans held for sale                         137         880
 Loans:
    Real estate construction loans                  7,011       6,007
    Real estate mortgage loans                     44,278      45,589
    Commercial and industrial loans                82,441      59,609
    Loans to individuals                           58,927      56,920
                                                 --------    --------
             Total loans                          192,657     168,125
    Less unearned income on loans                  (2,548)     (2,307)
                                                 --------    --------
             Loans, net of unearned income        190,109     165,818
    Less allowance for loan losses                 (2,588)     (2,625)
                                                 --------    --------
             Loans, net                           187,521     163,193
                                                 --------    --------
 Bank premises and equipment, net                   4,826       4,679
 Accrued interest receivable                        3,751       3,621
 Other real estate owned, net                         731         762
 Other assets                                       3,018       2,507
                                                 --------    --------
             Total assets                        $389,351     381,057
                                                 ========    ========
 LIABILITIES' AND STOCKHOLDERS' EQUITY
 Noninterest-bearing demand deposits             $ 41,820      39,816
 Interest-bearing demand deposits                  75,960      73,101
 Savings deposits                                  49,414      50,548
 Time deposits                                    168,558     166,848
                                                 --------    --------
             Total deposits                       335,752     330,313
                                                 --------    --------

 Other borrowed money                               1,462         261
 Accrued interest payable                             658         744
 Other liabilities                                    981       1,585
                                                 --------    --------
             Total liabilities                    338,853     332,903
                                                 --------    --------

 Stockholders' equity:

 Preferred stock of no par value.  Authorized
  5,000,000 shares; none issued and outstanding       ---         ---
 Common stock of $2.50 par value. Authorized
  5,000,000 shares; issued and outstanding
  3,792,833                                         9,482       9,482
 Retained earnings                                 41,863      38,390
 Net unrealized gains (losses) on
  securities available for sale                      (847)        282
                                                 --------    --------
             Total stockholders' equity            50,498      48,154

 Commitments and contingent liabilities
                                                 --------    --------
             Total liabilities and
              stockholders' equity               $389,351     381,057
                                                 ========    ========

                    CONSOLIDATED STATEMENTS OF INCOME
                NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
              NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                               (UNAUDITED)

                                                   SEPTEMBER   SEPTEMBER
 ($000's)                                           30, 1996   30, 1995
                                                   =========   =========
 INTEREST INCOME
 Interest and fees on loans                         $ 12,729     11,760
 Interest on federal funds sold                          424        488
 Interest on securities-taxable                        6,731      7,309
 Interest on securities-nontaxable                     1,496      1,428
                                                    --------    -------

             Total interest income                    21,380     20,985
                                                    --------    -------
 INTEREST EXPENSE
 Interest on time deposits of $100,000 or more         1,532      1,376
 Interest on other deposits                            8,217      7,980
 Interest on short-term borrowings                        23         29
                                                    --------    -------
            Total interest expense                     9,772      9,385
                                                    --------    -------
            Net interest income                       11,608     11,600
 Provision for loan losses                               216        225
                                                    --------    -------
            Net interest income after provision
             for loan losses                          11,392     11,375
                                                    --------    -------
 NONINTEREST INCOME

 Service charges on deposit accounts                     868        731
 Other service charges and fees                          175        148
 Credit card fees                                        376        330
 Trust income                                            399        326
 Other income                                              7         39
 Realized securities gains (losses), net                   6        (86)
                                                    --------    -------
             Total noninterest income                  1,831      1,488
                                                    --------    -------
 NONINTEREST EXPENSE

 Salaries and employee benefits                        3,711      3,550
 Occupancy and furniture and fixtures                    765        714
 Data processing and ATM                                 257        293
 FDIC assessment                                           2        429
 Credit card processing                                  348        306
 Goodwill amortization                                    22         22
 Net costs of other real estate owned                     10         85
 Other operating expense                               1,846      1,731
                                                    --------    -------
             Total noninterest expense                 6,961      7,130
                                                    --------    -------
 Income before income tax expense                      6,262      5,733
 Income tax expense                                    1,708      1,489
                                                    --------    -------
             Net income                             $  4,554      4,244
                                                    ========    =======
             Net income per share                   $   1.20       1.12
                                                    ========    =======

                    CONSOLIDATED STATEMENTS OF INCOME
                NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
              THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                               (UNAUDITED)

                                                   SEPTEMBER   SEPTEMBER
 ($000's)                                           30, 1996   30, 1995
                                                   =========   =========
 INTEREST INCOME
 Interest and fees on loans                         $  4,439      4,063
 Interest on federal funds sold                          147        145
 Interest on securities-taxable                        2,086      2,452
 Interest on securities-nontaxable                       452        462
                                                    --------    -------
             Total interest income                     7,124      7,122
                                                    --------    -------
 INTEREST EXPENSE

 Interest on time deposits of $100,000 or more           509        468
 Interest on other deposits                            2,721      2,862
 Interest on federal funds purchased                      10         14
                                                    --------    -------
            Total interest expense                     3,240      3,344
                                                    --------    -------
            Net interest income                        3,884      3,778
 Provision for loan losses                               106         93
                                                    --------    -------
            Net interest income after provision
             for loan losses                           3,778      3,685
                                                    --------    -------
 NONINTEREST INCOME
 Service charges on deposit accounts                     309        246
 Other service charges and fees                           52         55
 Credit card fees                                        131        109
 Trust income                                            139        117
 Other income                                              2          5
 Realized securities gains (losses), net                   2          5
                                                    --------    -------
             Total noninterest income                    635        537
                                                    --------    -------
 NONINTEREST EXPENSE
 Salaries and employee benefits                        1,247      1,191
 Occupancy and furniture and fixtures                    256        268
 Data processing and ATM                                  82         52
 FDIC assessment                                           1         62
 Credit card processing                                  128        104
 Goodwill amortization                                     7         (9)
 Net costs of other real estate owned                      4         78
 Other operating expense                                 556        603
                                                    --------    -------
             Total noninterest expense                 2,281      2,349
                                                    --------    -------
 Income before income tax expense                      2,132      1,873
 Income tax expense                                      567        493
                                                    --------    -------
             Net income                             $  1,565      1,380
                                                    ========    =======
             Net income per share                   $   0.41       0.36
                                                    ========    =======

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


                                                            NET
                                                         UNREALIZED
                                                           GAINS
                                                        (LOSSES) ON
                                                         SECURITIES
                              COMMON           RETAINED  AVAILABLE
($000's)                      STOCK   SURPLUS  EARNINGS   FOR SALE      TOTAL
                              ======  =======  ======== ===========   ========

Balances, December 31,
 1994 as previously
 reported                    $ 4,285    1,187   14,791       (126)     20,137
 .11129 for one stock
 split, 190,472
 additional shares issued        476     (476)     ---        ---         ---
Adjustment in connection
 with pooling of interests     4,721     (711)  20,136     (1,625)     22,521
                             -------   ------   ------     ------      ------
Balances, December 31,
 1994 as restated            $ 9,482      ---   34,927     (1,751)     42,658

Net income                       ---      ---    4,244        ---       4,244
Cash dividends                   ---      ---     (986)       ---        (986)
Change in net unrealized
 gains on securities
 available for sale, net
 of income taxes of $698         ---      ---      ---      1,354       1,354
                             -------   ------   ------     ------      ------
Balances, September 30, 1995 $ 9,482      ---   38,185       (397)     47,270
                             =======   ======   ======     ======      ======
Balances, December 31,
 1995 as previously
 reported                    $ 4,285    1,187   16,967        115      22,554
 .11129 for one stock
 split, 190,472
 additional shares issued        476     (476)     ---        ---         ---
Adjustment in connection
 with pooling of interests     4,721     (711)  21,423        167      25,600
                             -------   ------   ------     ------      ------
Balances, December 31,
 1995 as restated            $ 9,482      ---   38,390        282      48,154
Net income                       ---      ---    4,554        ---       4,554
Cash dividends                   ---      ---   (1,081)       ---      (1,081)
Change in net unrealized
 gains on securities
 available for sale, net
 of income tax benefit of
 $582                            ---      ---      ---     (1,129)     (1,129)
                             -------   ------  -------     ------      ------

Balances, September 30, 1996 $ 9,482      ---   41,863       (847)     50,498
                             =======   ======  =======     ======      ======

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
               NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (UNAUDITED)



                                                     SEPTEMBER  SEPTEMBER
 ($000's)                                            30, 1996    30, 1995
                                                     =========  =========
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                           $ 4,554       4,244
 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Deferred taxes                                      582        (119)
      Provision for loan losses                           216         225
      Provision for bond losses                           ---          90
      Depreciation of bank premises and equipment         351         412
      Amortization of intangibles                          22         116
      Write-offs of other real estate                     ---          50
      Amortization of premiums and accretion of
       discounts, net                                      39         (33)
      Gains on bank premises and equipment
       disposals                                          ---          (8)
      Losses on sale of other real estate                   2         ---
      Gains on maturities of securities available
       for sale, net                                       (4)         (2)
      Gains on calls and maturities of securities
       held to maturity, net                              ---          (2)
      Net increase in mortgage loans held for sale        743        (926)
      (Increase) decrease in:
         Accrued interest receivable                     (130)       (161)
         Other assets                                    (511)        759
      Increase (decrease) in:
         Accrued interest payable                        (862)         97
         Other liabilities                                (86)       (335)
                                                      -------     -------
               Net cash provided by operating
                activities                            $ 4,916       4,407
                                                      -------     -------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in federal funds sold          6,405      (3,335)
 Proceeds from calls and maturities of securities
  available for sale                                   13,860       5,540
 Proceeds from calls and maturities of securities
  held to maturity                                     35,830      19,414
 Purchases of securities available for sale            (9,397)     (7,816)
 Purchases of securities held to maturity             (28,457)    (15,778)
 Net increase in loans made to customers              (24,433)     (6,651)
 Proceeds from disposal of other real estate owned         29          88
 Recoveries on loans charged-off                          111          62
 Bank premises and equipment expenditures                   3           9
 Proceeds from sale of bank premises and equipment       (587)       (324)
                                                      -------     -------
               Net cash used in investing
                activities                             (6,636)     (8,791)
                                                      -------     -------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in time deposits                          1,710       9,940
 Net increase (decrease) in other deposits              3,728      (3,806)
 Other borrowed money                                   1,301         528
 Cash dividends paid                                   (1,081)       (986)
                                                      -------     -------

               Net cash provided by financing
                activities                              5,658       5,676
                                                      -------     -------
 Net increase in cash and due from banks                3,938       1,292
 Cash and due from banks at beginning of year          10,055      11,409
                                                      -------     -------
 Cash and due from banks at end of nine months        $13,993      12,701
                                                      =======     =======
 SUPPLEMENTAL CASH FLOW INFORMATION
 Unrealized gains/losses in securities available
  for sale (gross)                                    $(1,283)       (602)
 Deferred taxes                                           436         205
                                                      -------     -------
Net unrealized gains (losses) on securities
  available for sale                                  $  (847)       (397)
                                                      =======     =======
 Loans charged to the allowance for loan losses       $   364         180
                                                      =======     =======
 Interest paid                                        $ 9,858       9,288
                                                      =======     =======

                    NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                              SELECTED CONSOLIDATED
                                  FINANCIAL DATA



                                                SEPTEMBER 30,     DECEMBER 31,
   ($000s except for % data)                   1996      1995         1995
                                             ========  ========   ============

   Selected Ratios and Per Share Data:
   ----------------------------------

   Net income                               $  4,554      4,244       5,525
   Return on average assets                     1.57       1.51        1.44
   Return on average equity                    12.45      12.60       11.70
   Net income per share                         1.20       1.12        1.46
   Book value per share                        13.31      12.46       12.70

   Selected Balance Sheet Data:
   ---------------------------

   Securities                               $174,054    184,283     187,635
   Loans, net                                187,521    162,680     163,193
   Total assets                              389,351    384,168     381,057
   Total deposits                            335,752    333,820     330,313
   Stockholders' equity                       50,498     47,270      48,154

                    NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                              SELECTED BALANCE SHEET
                                  DAILY AVERAGES



                                              SEPTEMBER     SEPTEMBER
          ($000's)                             30, 1996      30, 1995
                                              =========    ============

          Federal funds sold                   $  9,800       11,210
          Securities                            179,202      183,947
          Loans, net (1)                        175,065      159,880
          Total assets                          386,821      376,905
          Noninterest-bearing deposits           41,604       37,009
          Interest-bearing deposits             293,666      292,415
          Stockholders' equity                   48,898       45,044




(1)  Total includes mortgage loans held for sale

                                NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                                    AVERAGE BALANCES AND INTEREST RATES

   ($000 except for % data)      SEPTEMBER 30, 1996       SEPTEMBER 30, 1995       DECEMBER 31, 1995

                                AVERAGE      YIELD/      AVERAGE      YIELD/      AVERAGE     YIELD/
                                BALANCE     COST(1)      BALANCE      COST(1)     BALANCE     COST(1)
                                =======     =======      =======      =======     =======     =======
   Interest-earning assets      $365,350      8.14%      355,037        8.21%     360,563       8.11%
   Interest-bearing
    liabilities                  294,175      4.44%      293,072        4.28%     293,700       4.33%
                                            ------                    ------                  ------

   Net interest spread                        3.70%                     3.93%                   3.78%
                                            ======                    ======                  ======
   Net interest margin                        4.55%                     4.68%                   4.59%
                                            ======                    ======                  ======




















(1)  Fully taxable equivalent  basis.  Yields  on securities held  for sale included  in these yields  are calculated based on historical cost.


                    NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                                  LOAN LOSS DATA




                                              For the periods ended
                                      SEPTEMBER     SEPTEMBER    DECEMBER 31,
    ($000's except for % data)         30, 1996      30, 1995        1995
                                      =========     =========    ============

    Balance at beginning of period    $  2,625         2,551        2,551
    Provision                              216           225          282
    Loans charged-off                     (364)         (180)        (291)
    Recoveries                             111            62           83
                                      --------       -------       ------
    Balance at end of period          $  2,588         2,658        2,625
                                      ========       =======       ======
    Ratio of allowance for loan
     losses to loans net of
     unearned income                      1.36%         1.61%        1.58%
                                      ========       =======       ======
    Ratio of net charge-offs to
     average loans net of unearned
     income (1)                            .19%          .10%         .13%
                                      ========       =======       ======
    Ratio of allowance for loan
     losses to nonperforming loans
     (2)                                 270.4%        182.6%       365.6%
                                      ========       =======       ======






















(1) Net charge-offs are on an annualized basis.
(2) Bankshares defines nonperforming loans as total nonaccrual and restructured loans. Excluded are loans 90 days past due and still accruing.

                    NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                NONPERFORMING ASSETS, PAST DUE AND IMPAIRED LOANS

                                         SEPTEMBER   DECEMBER 31,  SEPTEMBER
   ($000's except for % data)             30, 1996       1995       30, 1995
                                         =========   ============  =========
   Nonperforming Assets
   -------------------
    Nonaccrual loans                      $   991          933         719
    Restructured loans                        ---          ---         ---
                                          -------       ------      ------
       Total nonperforming loans              991          933         719
                                          -------       ------      ------
    Foreclosed property                       731          762         979
    Other repossessed property                  6           11          19
                                          -------       ------      ------
       Total foreclosed and
        repossessed properties                737          773         998
                                          -------       ------      ------
          Total nonperforming assets      $ 1,728        1,706       1,717
                                          =======       ======      ======
    Ratio of nonperforming assets to
     loans net of unearned income and
     foreclosed/repossessed assets            .90%         .90%       1.02%
                                          =======       ======      ======
   Accruing Loans Past Due 90 Days or More
   ---------------------------------------

    Past due 90 days or more and
     still accruing (1)                   $   329          574         737
                                          =======       ======      ======
    Ratio of loans past due 90
     days or more to loans, net
     of unearned income (1)                   .17%         .35%      0.45%
                                          =======       ======     ======
   Impaired Loans
   --------------
    Total impaired loans                  $ 1,053        1,035      1,480
                                          =======       ======     ======
    Impaired loans with a
     valuation allowance                      736          690      1,211
    Valuation allowance                      (655)        (345)      (792)
                                          -------       ------     ------
    Impaired loans net of allowance            81          345        419
                                          =======       ======     ======
    Impaired loans with no
     valuation allowance                      317          690        269
                                          =======       ======     ======
    Average recorded investment
     in impaired loans                      1,036        1,288      1,424
                                          =======       ======     ======

    Income recognized on impaired loans        18           47         47
                                          =======       ======     ======
    Amount of income recognized
     on a cash basis                          ---            5         11
                                          =======       ======     ======

(1)  Calculated ratios exclude impaired debt securities for all periods shown.

Business Combination
--------------------

     On June 1, 1996, NBI issued 1,888,209 shares of its common stock in a one for one exchange for all the outstanding common stock of the Bank of Tazewell County, Tazewell Virginia. This business combination has been accounted for as a pooling-of-interest combination and, accordingly, the consolidated financial statements for the periods prior to the combination have been restated to include the accounts and results of operations of the Bank of Tazewell County. There were no adjustments of a material amount resulting from Bank of Tazewell County's adoption of NBI accounting policies.

     In May 1996, NBI declared a stock split of .11129 per share effected in the form of a stock split to the holders of NBI common stock just prior to the merger effective date to facilitate the one-for-one common stock exchange ratio. All stockholders' equity accounts, share and per share data have been adjusted retroactively to reflect the stock split.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying financial statements are summarized below:

                             Nine Months            Years Ended
                                Ended              December 31,
($000's)                     September
                              30, 1996          1995           1994
                            =============      ======         ======
Revenues:
National Bankshares, Inc.      $14,072         17,448         16,169
Bank of Tazewell County          9,139         12,846         11,941
                               -------         ------         ------
Combined                       $23,211         30,294         28,110
                               =======         ======         ======

Net Income:
National Bankshares, Inc.      $ 2,921          3,256          2,916
Bank of Tazewell County          1,633          2,269          2,387
                               -------         ------         ------
Combined                       $ 4,554          5,525          5,303
                               =======         ======         ======

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The purpose of this discussion is to set forth information about National Bankshares, Inc. (NBI) financial condition and results of operations which is not otherwise apparent from the consolidated financial statements and other information included in this report. Reference should be to the financial statements and other information included in this report.

Results of Operations
---------------------

     Net income for the nine months ended September 30, 1996 was $4,554,000 which represents an increase of $310,000 or 7.30% over the first nine months of 1995. The improvement in net income was also reflected by the return on average assets which was 1.57% and 1.51% for the periods ended September 30, 1996 and September 30, 1995. The return on average equity declined slightly due to the rising level of internally generated capital.

     Earnings per share at the end of the third quarter of 1996 was $1.20 per share, an increase of $0.08 per share over the third quarter of 1995.

     The overall improvement shown in 1996 was primarily due to a substantial increase in service charges on deposit accounts coupled with a reduction in federal deposit insurance expense.

Net Interest Income
-------------------

     Net interest income for the first nine months of 1996 remained virtually unchanged when compared to the same period in 1995. Underlying this result were changes in asset mix, the yield on interest-earning assets and funding costs. These changes produced a seven basis point decline in the yield on interest-earning assets. The cost to fund interest-earning assets rose by six basis points due to the rising rate environment. The combined result was a thirteen basis point drop in the net interest margin.

     This erosion in the net interest margin is expected to continue if increases in interest rates occur. However, this will be offset to some extent by the repricing assets and by growth in interest-earning assets, particularly loans. Any decline in the net interest margin will be further tempered by NBI's excess liquidity position which permits it to take a less aggressive deposit rate posture in the marketplace.

     As the course of interest rates is largely unknown, the extent of any further decrease in the net interest margin cannot be determined.

Provision for Loan Losses
-------------------------

     The provision for loan losses for the period ended September 30, 1996 was $216,000, a decrease of $9,000 from the same period the previous year. Management, based on information currently available, anticipates that only nominal provisions will be made in order to prevent any deterioration in the ratio of the allowance for loan losses to loans net of unearned income resulting from loan charge-offs and/or loan portfolio growth.

Noninterest Income
------------------

     Noninterest income at the end of the third quarter of 1996 was $1,831,000 an increase of $343,000 or 23.1% over the same period the previous year. Service charges on deposit accounts rose by $137,000 or 18.7% and was the result of improved performance in both of NBI's affiliates. Other service charges, credit card fees and trust income improved steadily with the increased level of business. Realized securities losses were $86,000 in 1995 with securities gains of $6,000 in 1996.

Noninterest Expenses
--------------------

     Noninterest expenses at the end of the first nine months of 1996 were $6,961,000, a decrease of $169,000 or 2.4% from the same period in 1995. Salaries and employee benefits increased $161,000 or 4.5% with the remainder of the categories also experiencing routine increases, except for deposit insurance. In September of 1995, the Bank Insurance Fund announced that the mandate insurance fund level had been reached, which prompted premiums to be reduced to nominal amounts. NBI's affiliates qualified for the minimum premium of $2,000 per bank per year.

     In October 1996, The Deposit Insurance Fund Act of 1996 became law. It provided that banks that had acquired certain failed savings and loan associations deposits pay a one time special assessment. While NBI was not affected by that assessment, all banks including NBI's affiliates will be required to participate in the funding of interest costs for bonds, issued as a part of the savings and loan bailout in the 1980's.

     Assessments for this purpose will begin in 1997 and continue until years 2018-2019 when the bonds mature, ending the assessment.

     Precise rates are not presently available, hence, NBI cannot determine its exact future costs. Management, based upon information available to it, believes the annual liability will range from $40,000 to $100,000 annually based on current deposit levels. Since future deposit growth attained by either normal growth of existing affiliates or new acquisitions is unknown, the ultimate liability over the covered period cannot be accurately determined. It is not anticipated that the overall effect of this legislation will have a material impact on NBI in any year the assessment is in effect.

Balance Sheet
-------------

     Total assets at the end of the first nine months of 1996 increased 2.2% from December 31, 1995. Deposits during this period grew 1.6%. Noninterest-bearing deposits grew by 5.0%, and interest-bearing deposits by 1.2%. Savings deposits declined by 2.2% due to the higher rates offered for time deposits.

Asset Quality
-------------

     Nonperforming loans, which include nonaccrual loans and restructured loans but exclude loans past due 90 days or more and still accruing, totaled $991,000 at September 30, 1996 and $933,000 and $719,000 at December 31, 1995 and September 30, 1995, respectively. Total foreclosed properties and other repossessed property which totaled $737,000 at September 30, 1996 have remained essentially unchanged. The overall composition of nonperforming assets at

September 30, 1996 did not change materially from December 31, 1995. The ratio of net charge-offs to loans net of unearned income was .19% at September 30, 1996. At year-end December 31, 1995, the ratio was .13% and .10% for the period ended September 30, 1995. While on an annualized basis net charge-offs year-to-date 1996 are higher than those disclosed at December 31, 1995, management, based on information currently available, does not believe this slight uptick is the beginning of a significant downward trend in asset quality.

     While asset quality trend is generally favorable at present, management cannot predict the duration of such as it can be affected by changes in local and national economic conditions, the future of which cannot be precisely determined.

Liquidity
---------

     Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. Net cash from operating activities was $4,916,000. Net cash used in investing activities was $6,636,000 with the majority of that cash invested in securities and loans. Net cash from financing activities was $5,658,000 due to an increase in other deposits. Cash and due from banks increased $3,938,000 in 1996 as result of the net effect of the aforementioned activities.

     Management is not aware of any trend, commitment or events that will result in or that are reasonably likely to result in a material increase or decrease in liquidity. The merger discussed below had a positive impact on NBI's liquidity.

Capital Resources and Stockholder Information
---------------------------------------------

     Total stockholder equity  increased $2,344,000 or  4.9% from December  31,
1995.   The  following table  sets forth  various ratios  that bank  capital is measured.  NBI continues to be well capitalized.


                                     September    December 31,   September
                                      30, 1996        1995        30, 1995
                                     =========    ============   =========

   Capital Ratios
   --------------
    Common stockholders' equity        12.97%        12.65%        12.30%
    Regulatory capital                 13.49%        12.91%        12.73%
    Risk weighted capital:
      Tier 1                           22.26%        23.53%        23.34%
      Tier 2                           23.41%        24.78%        24.54%
    Leverage ratio                     13.07%        12.39%        12.38%

Accounting Considerations
-------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement as of January 1, 1996 did not have a significant effect on NBI's consolidated financial statements.

Merger
------

     In August of 1995, NBI and the Bank of Tazewell County (BTC) entered into an affiliation agreement whereby NBI and BTC would merge. Stockholders of NBI would receive an additional .11129 share of common stock for each of their shares, and stockholders of BTC would receive one share of NBI's common stock for each of their shares.

     The merger became effective after the close of business May 31, 1996. Information contained in the company's Form 8-k filings listed in Part II Item 6(b) are incorporated by reference herein.

Third Quarter 1996 vs. 1995
---------------------------

     Net Income
     ----------

     Net Income for the third quarter of 1996 was $1,565,000 an increase of $185,000 or 13.4% over the third quarter of 1995. Earnings per share was $0.41 and $0.36 for the third quarter of 1996 and 1995, respectively.

     Net Interest Income
     -------------------

     Net interest income increased  by $106,000 or 2.9% over the  third quarter
     of  1995.   The  improvement was  the  result  of reductions  in  interest expense.

     Noninterest Income
     ------------------

     Noninterest income for the three months ended September 30, 1996 was $635,000 which represents a $98,000 or 18.2% increase over the same quarter in 1995. Increases in service charges on deposits, credit card fees and trust income accounted for the majority of the overall increase and were due to general increase in business activity.

     Noninterest Expense
     -------------------

     Noninterest expense was down $68,000 from the third quarter of 1995. This decrease was primarily attributable to reduction in deposit insurance expense.

                           NATIONAL BANKSHARES, INC.
                                    PART II
                               OTHER INFORMATION


Items 1-3.    Legal Proceedings;  Changes in  Securities; Defaults  Upon Senior
              Securities

              None for the period ended
              September 30, 1996.

Item 4.       Submission of Matters to a Vote of Security Holders

              None for the period ended
              September 30, 1996.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 27 - Financial Data Schedule

              (b) 8-K Merger-related Financial Statements August 10, 1996

                           NATIONAL BANKSHARES, INC.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           National Bankshares, Inc.
                                  (Registrant)








   Date:
          ---------------     -----------------------------
                              James G. Rakes, President and
                              Chief Executive Officer





   Date:
          ---------------     -----------------------------
                              Joan C. Nelson, Treasurer