Form 10-K
period 1996-12-31
NATIONAL BANKSHARES INC
filed 1997-03-28
CIK 796534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission file number
   December 31, 1996                                            O-15204

                        NATIONAL BANKSHARES, INCORPORATED
--------------------------------------------------------------------------------
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

                     Common Stock, Par Value $2.50 per Share
--------------------------------------------------------------------------------
                                (Title of Class)

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 14, 1997 was $87,477,875. The aggregate market value was computed based on a price determined from transactions known to management of the Registrant since its stock is not extensively traded, listed on any exchange, or quoted by NASDAQ. (In determining this amount, the registrant assumes that all of its Directors and principal Officers are affiliates. Such assumption shall not be deemed conclusive for any other purposes.)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at March 14, 1997
------------------------------                   -------------------------------
COMMON STOCK, $2.50 PAR VALUE                              3,792,833



                       DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrants' Annual Report to Stockholders for the year ended December 31, 1996, is incorporated by reference into Parts I and II of this report.

Selected information from the Registrant's Proxy Statement for the Annual Meeting to be held April 8, 1997 and filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.







































                        (This report contains 40 pages.)
                   (The Index of Exhibits are on pages 39-40.)

                        NATIONAL BANKSHARES, INCORPORATED

                       ANNUAL REPORT FOR 1996 ON FORM 10-K


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

                                     PART I
                                     ------

Item 1.  Business.
-----------------

History and Business

 National Bankshares, Inc. (Bankshares) is a bank holding company organized under the laws of Virginia in 1986 and registered under the Bank Holding Company Act (BHCA). Bankshares conducts its operations through its two wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and Bank of Tazewell County
(BTC), collectively referred to as "the Company".

 On June 1, 1996, Bankshares issued 1,888,209 shares of its common stock in a one-for-one exchange for all the outstanding common stock of Bank of Tazewell County, Tazewell, Virginia. This business combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for the periods prior to the combination have been restated to include the accounts and results of operations of Bank of Tazewell County. There were no adjustments of a material amount resulting from Bank of Tazewell County's adoption of Bankshares' accounting policies.

 In May 1996, Bankshares declared a stock split of .11129 per share effected in the form of a stock dividend to the holders of Bankshares common stock just prior to the merger effective date to facilitate the one-for-one common stock exchange ratio. All stockholders' equity accounts, share and per share data have been adjusted retroactively to reflect the stock split.

The National Bank of Blacksburg

 The National Bank of Blacksburg was originally chartered in 1891. NBB operates a full-service banking business from its headquarters in Blacksburg, Virginia, and its six area branch offices. A seventh branch is expected to open in the second quarter of 1997. NBB offers general retail and commercial banking services to individuals, businesses, local government units and institutional customers. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making real estate, commercial, revolving, consumer and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks, savings bond sales and utility payment services; and providing other miscellaneous services normally offered by commercial banks. NBB also conducts a general trust business in Blacksburg near its headquarters location. Through its trust operation, NBB offers a variety of personal and corporate trust services.

 NBB makes loans in all major loan categories, including commercial, commercial and residential real estate, construction and consumer loans.

Bank of Tazewell County

 The antecedents of BTC are in a charter issued on September 28, 1889 for Clinch Valley Bank. On December 22, 1893, a second charter was issued in substantially the same form for Bank of Clinch Valley. In 1929, Bank of Clinch Valley merged with Farmers Bank under the charter of the former, and the name of the resulting institution became Farmers Bank of Clinch Valley. Bank of Tazewell County resulted from the 1964 merger of Bank of Graham, Bluefield,

Virginia with Farmers Bank of Clinch Valley. BTC provides general retail and commercial banking services to individuals, businesses and local government units. These services include commercial, real estate and consumer loans. Deposit accounts offered include demand deposit accounts, interest-bearing demand deposit accounts, money market deposit accounts, savings accounts and certificates of deposit. Other services include automatic funds transfer, collections, night depository, safe deposit, travelers checks, savings bond sales and utility payment services; and providing other miscellaneous service normally offered by commercial banks. BTC also conducts a general trust business.

 BTC makes commercial, residential real estate and consumer loans.

Commercial Loans

 NBB and BTC make loans to businesses and to individuals for business purposes on both secured and unsecured bases. Loan requests are granted based upon several factors including credit history, past and present relationships with the bank and marketability of collateral. Unsecured commercial loans must be supported by a satisfactory balance sheet and income statement. Business loans made on a secured basis may be secured by a security interest in marketable equipment, accounts receivable, business equipment and/or general intangibles of the business. In addition, or in the alternative, the loan may be secured by a deed of trust lien on business real estate.

 The risks associated with commercial loans are related to the strength of the individual business, the value of loan collateral and the general health of the economy.

Residential Real Estate Loans

 Loans secured by residential real estate are originated by both bank subsidiaries. Loans originated by BTC are typically held in the bank's loan portfolio. NBB sells in the secondary market on a servicing released basis a substantial percentage of the residential real estate loans it originates. There are occasions when a borrower or the real estate do not qualify under secondary market criteria, but the loan request represents a reasonable credit risk. Also, an otherwise qualified borrower may choose not to have their mortgage loan sold. On these occasions, if the loan meets NBB's internal underwriting criteria, the loan will be closed and placed in NBB's portfolio. In its secondary market operation, NBB participates in insured loan programs sponsored by the Department of Housing and Urban Development, the Veterans Administration and the Virginia Housing Development Authority. It is anticipated that BTC will also become engaged in sales of mortgages in the secondary market.

 Residential real estate loans carry risk associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

Construction Loans

 NBB makes loans for the purpose of financing the construction of business and residential structures to financially responsibly business entities and individuals. These loans are subject to the same credit criteria as commercial and residential real estate loans. Although BTC offers construction loans, its involvement in this area of lending is limited due to the nature of its market area.

 In addition to the risks associated with all real estate loans, construction loans bear the risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may be at any point in time less than the principal amount of the loan.

 Construction loans also bear the risk that the general contractor, who may or may not be the bank's loan customer, is unable to finish the construction project as planned because of financial pressures unrelated to the project. Loans to customers that are permanent financing of construction loans may likewise under certain circumstances be affected by external financial pressures on those customers.

Consumer Loans

 NBB and BTC routinely make consumer loans, both secured and unsecured. The credit history and character of individual borrowers is evaluated as a part of the credit decision. Loans used to purchase vehicles or other specific personal property and loans associated with real estate are usually secured with a lien on the subject vehicle or property. NBB also originates a small number of student loans that are sold to the Student Loan Marketing Association.

 Negative changes in a customer's financial circumstances due to a large number of factors, such as illness or loss of employment, can place the repayment of a consumer loan at risk. In addition, deterioration in collateral value can add risk to consumer loans.

Sales and Purchases of Loans

 NBB and BTC will occasionally buy or sell all or a portion of a loan. These purchases and sales are in addition to the secondary market mortgage loans and student loans regularly sold by NBB. Because the demand for loans, particularly for commercial loans, is greater in NBB's market area than in BTC's market area, NBB regularly sells loans and participations in loans to BTC. BTC's loan to deposit ratio is at a level where additional loans are desirable, and NBB's loan to deposit ratio is at a level which its management considers to be optimal without the loans sold to BTC.

 Both banks will consider selling a loan or a participation in a loan, if: (i) the full amount of the loan will exceed the bank's legal lending limit to a single borrower; (ii) the full amount of the loan, when combined with a borrower's previously outstanding loans, will exceed the bank's legal lending limit to a single borrower; (iii) the Board of Directors or an internal Loan Committee believes that a particular borrower has a sufficient level of debt with the bank; (iv) the borrower requests the sale; (v) the loan to deposit ratio is at or above the optimal level as determined by bank management; and/or
(vi) the loan may create too great a concentration of loans in one particular location or in one particular type of loan.

 The banks will consider purchasing a loan, or a participation in a loan, from another financial institution (including from another subsidiary of the Company) if the loan meets all applicable credit quality standards and (i) the bank's loan to deposit ratio is at a level where additional loans would be desirable; and/or (ii) a common customer requests the purchase.

 The following table sets forth, for the three fiscal years ended December 31, 1996, 1995 and 1994 the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.
                                                            Percentage of
      Period             Class of Service                   Total Revenues
      ------             ----------------                   --------------
      December 31, 1996  Interest and Fees on Loans             54.98%
                         Interest on Investments                34.61%
      December 31, 1995  Interest and Fees on Loans             51.72%
                         Interest on Investments                38.16%
      December 31, 1994  Interest and Fees on Loans             48.97%
                         Interest on Investments                42.15%

Market Area

The National Bank of Blacksburg Market Area

 NBB's primary market area consists of the northern portion of Montgomery County and all of Giles County, Virginia. This area includes the towns of Blacksburg and Christiansburg in Montgomery County and the towns of Pearisburg and Pembroke in Giles County. The local economy is diverse and is oriented
toward   higher  education,   retail  and   service,  light   manufacturing  and
agriculture. For the years 1996, 1995 and 1994 the unemployment rate in Montgomery County was 3.3%, 3.0% and 3.2%, respectively, and the rate in Giles County during those years was 8.4%, 8.4% and 7.4%, respectively. Montgomery County's largest employer is Virginia Polytechnic Institute and State University (VPI & SU) located in Blacksburg. VPI & SU is the Commonwealth's land grant college and also its largest university. Employment at VPI & SU has remained stable over the past three years, and it is not expected to change materially in the next few years. A second state supported university, Radford University, is located in the western edge of NBB's service area. It too has provided stable employment opportunities in the region.

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

 Montgomery County has experienced good growth, with the total fair market value of real estate, measured in constant dollars, increasing 49% in the years between 1980 and 1992. Growth is predicted to continue through the year 2000; however, the rate may be somewhat slower, as the predicted rate of population growth in Montgomery County is expected to moderate. Neighboring Giles County is more rural and had only 22% of Montgomery County's total population in 1990. Giles County has experienced a slight decline in population since the 1990 census. Total fair market value of real estate, measured in real dollars, increased in Giles County by 54% between 1980 and 1992, but declined by 9% over that twelve-year period, as measured in constant dollars. The continued slow decline of Giles County's population is predicted to continue through the year 2000. However, since the total population of the County reported in the 1990 census was only 16,366, and the population projected by the Virginia Employment Commission for Giles in the year 2000 is 16,121, the predicted decline of 245 individuals is not expected to materially impact NBB's business in Giles County.

 NBB's primary market area offers the advantages of a good quality of life, scenic beauty, moderate climate and the cultural attractions of two major universities. The region has marketed itself as a retirement destination, and it has had some recent success attracting retirees, particularly from the Northeast and urban Northern Virginia. These marketing efforts are expected to continue.

Bank of Tazewell County Market Area

 Most of BTC's business originates from Tazewell County, Virginia and Mercer County, Virginia. This includes the towns of Tazewell and Bluefield, Virginia and Bluefield, West Virginia. BTC's primary market area has largely depended on the coal mining industry and farming for its economic base. In recent years, coal companies have mechanized and this has reduced the number of individuals required for the production of coal. There are still a number of support industries for the coal mining business that continue to provide employment in the area. Additionally, several new businesses have been established in the area, and Bluefield, West Virginia has begun to emerge as a regional medical center. Unemployment has stabilized, and real estate values also remain stable and comparable to other areas in southwest Virginia.

 For 1996,  1995 and 1994  the unemployment rate  for Tazewell County was  9.5%,
10.2%  and  13.9%, respectively.    In  the  same  years,  Mercer  County,  West
Virginia's unemployment rate was 5.2%, 5.7% and 7.2%, respectively.

Competition

 The banking and financial service business in Virginia generally, and in NBB's and BTC's market areas specifically, is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. The Company's bank subsidiaries compete for loans and deposits with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than NBB and BTC. In order to compete with these other financial service providers, NBB and BTC rely upon service-based business philosophies, personal relationships with customers, specialized services tailored to meet customers' needs and the convenience of office locations. In addition, the banks are generally competitive with other financial institutions in their market areas with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

Registrant's Organization and Employment

 Bankshares, NBB and BTC are organized in a holding company/subsidiary bank structure. Bankshares has no employees, except for executive officers, and conducts substantially all of its operations through its subsidiaries. All compensation paid to officers and employees is paid by NBB, except for fees paid by Bankshares to President and Chief Executive Officer James G. Rakes for his service as a director of the Company.

 At December 31,  1996, NBB employed 103  full time equivalent employees  at its
main office,  operations center and  branch offices.   BTC at December  31, 1996
employed 67 in its various offices and operational areas.

Certain Regulatory Considerations

 Bankshares, NBB and BTC are subject to various state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. As a result of the substantial regulatory burdens on banking, financial institutions, including Bankshares, NBB and BTC, are disadvantaged relative to other competitors who are not as highly regulated, and their costs of doing business are much higher. The following is a brief summary of the material provisions of certain statutes, rules and regulations which affect Bankshares, NBB and/or BTC. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations which are applicable to the businesses of Bankshares, NBB and/or BTC. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of Bankshares, NBB and/or BTC.

National Bankshares, Inc.

 Bankshares is a bank holding company within the meaning of the BHCA and Chapter 13 of the Virginia Banking Act, as amended (the Virginia Banking Act). The activities of Bankshares also are governed by the Glass-Steagall Act of 1933 (the Glass-Steagall Act).

 The Bank Holding Company Act. The BHCA is administered by the Federal Reserve Board, and Bankshares is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board also is authorized to examine Bankshares and its subsidiaries. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) it or any of its subsidiaries (other than a bank) acquires substantially all the assets of any bank; (ii) it acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank; or (iii) it merges or consolidates with any other bank holding company.

 The  BHCA  and  the  Change  in Bank  Control  Act,  together  with regulations promulgated by the Federal Reserve Board, require that, depending on the particular circumstances, either Federal Reserve Board approval must be obtained or notice must be furnished to the Federal Reserve Board and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as Bankshares, subject to certain exemptions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of Bankshares. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities of Bankshares. The regulations provide a procedure for challenging the rebuttable control presumption.

 Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve

Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations and making investments in certain corporations or projects designed primarily to promote community welfare.

 The Federal Reserve Board imposes certain capital requirements on Bankshares under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. Subject to its capital requirements and certain other restrictions, Bankshares can borrow money to make a capital contribution to NBB or BTC, and such loans may be repaid from dividends paid from NBB or BTC to Bankshares (although the ability of NBB or BTC to pay dividends are subject to regulatory restrictions). Bankshares can raise capital for contribution to NBB and BTC by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

 The Virginia Banking Act. All Virginia bank holding companies must register with the Virginia State Corporation Commission (the Commission) under the Virginia Banking Act. A registered bank holding company must provide the Commission with information with respect to the financial condition, operations, management and intercompany relationships of the holding company and its subsidiaries. The Commission also may require such other information as is necessary to keep itself informed about whether the provisions of Virginia law and the regulations and orders issued thereunder by the Commission have been complied with, and may make examinations of any bank holding company and its subsidiaries.

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

 Glass-Steagall Act. Bankshares is also restricted in its activities by the provisions of the Glass-Steagall Act, which prohibit Bankshares from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale or distribution of securities. The interpretation, scope and application of the provisions of the Glass-Steagall Act currently are being considered and reviewed by regulators and legislators, and the interpretation and application of those provisions have been challenged in the federal courts. Bankshares does not presently engage in securities-related activities in any material respect.

NBB and BTC

 General. NBB is a national banking association incorporated under the laws of the United States and is subject to examination by the Office of the Comptroller of the Currency (the OCC). Deposits in NBB are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules).

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

 BTC is organized as a Virginia-chartered banking corporation and is regulated and supervised by the Bureau of Financial Institutions (BFI) of the Virginia State Corporation Commission. In addition, as a federally insured bank, BTC is regulated and supervised by the Federal Reserve Board, which serves as its primary federal regulator and is subject to certain regulations promulgated by the FDIC. Under the provisions of federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in-arrangements in connection with any extension of credit or the providing of any property of service.

 The Virginia State Corporation Commission and the Federal Reserve Board conduct regular examinations of BTC reviewing the adequacy of the loan loss reserves, quality of the loans and investments, propriety of management practices, compliance with laws and regulations and other aspects of the bank's operations. In addition to these regular examinations, Virginia chartered banks must furnish to the Federal Reserve Board quarterly reports containing detailed financial statements and schedules.

 Community Reinvestment Act. NBB and BTC are subject to the provisions of the Community Reinvestment Act of 1977 (the CRA), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community served by the bank, including low and moderate-income neighborhoods. The banking regulators recently have substantially revised the implementing CRA regulations. Under the new regulations, banks have the option of being assessed for CRA compliance under one of several methods. Small banks are evaluated differently than larger banks and technically are not subject to some data collection requirements. The focus of the new regulations is on the volume and distribution of a bank's loans, with particular emphasis on lending activity in low and moderate-income areas and to low and moderate-income persons. The new regulations place added importance on a bank's product delivery system, particularly branch localities. The new regulations require banks, other than small banks, to comply with significantly increased data collection requirements. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required for any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge, consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. It is likely that banks' compliance with the CRA, as well as other so-called fair lending laws, will face heightened government scrutiny and that costs associated with compliance will increase.

 NBB  and  BTC  received   CRA  ratings  of  "Outstanding"  and   "Satisfactory"
respectively,  in  their  last  examinations  by  their  primary   federal  bank
regulators.

 Branching.   In  1986,  the Virginia  Banking  Act was  amended to  remove  the geographic restrictions governing the establishment of branch banking offices. Subject to the approval of the appropriate federal and state bank regulatory authorities, BTC as a state bank, may establish a branch office anywhere in Virginia.

 National banks, like NBB, are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located. Under current Virginia law, NBB may open branch offices throughout Virginia with the prior approval of the OCC. In addition, with prior approval of one or more of the Federal Reserve Board, the Virginia Commission, the OCC and the FDIC, NBB will be able to acquire existing banking operations in Virginia.

 On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act). The Interstate Act, which became effective September 29, 1995, allows bank holding companies to acquire banks in any state, without regard to state law, except that if the state has a minimum requirement for the amount of time a bank must be in existence, that law must be preserved. Under the Virginia Banking Act, a Virginia bank or all of the subsidiaries of Virginia holding companies sought to be acquired must have been in continuous operation for more than two years before the date of such proposed acquisition. The Interstate Act permits banks to acquire out-of-state branches through interstate mergers, beginning June 1, 1997. States can opt-in to interstate branching earlier, or opt-out before June 1, 1997. De novo branching, where an out-of-state bank holding company sets up a new branch in another state, would require a state's specific approval. An acquisition or merger would not be permitted under the Interstate Act if the bank, including its insured depository affiliates, would control more than 10% of the total amount of deposits of insured depository institutions in the United States, or would control 30% or more of the total amount of deposits of insured depository institutions in any state.

 Virginia has, by statute, elected to opt-in fully to interstate branching under the Interstate Act, effective July 1, 1995. Under the Virginia statute, Virginia state banks may, with the approval of the Virginia State Corporation Commission, establish and maintain a de novo branch or acquire one or more branches in a state other than Virginia, either separately or as part of a merger. Procedures also are established to allow out-of-state domiciled banks to establish or acquire branches in Virginia, provided the "home" state of the bank permits Virginia banks to establish or acquire branches within its borders. The activities of such branches would be subject to the same laws as Virginia domiciled banks, unless such activities are prohibited by the law of the state where the bank is organized. The Virginia State Corporation Commission would have the authority to examine and supervise out-of-state state banks to ensure that the branch is operating in a safe and sound manner and in compliance with the laws of Virginia. The Virginia statute authorizes the Bureau of Financial Institutions to enter into cooperative agreements with other state and federal regulators for the examination and supervision of out-of-state state banks with Virginia operations, or Virginia domiciled banks with operations in other states. Likewise, national banks, with the approval of the OCC, may branch into and out of the state of Virginia. Any Virginia branch of an out-of-state national bank is subject to Virginia law (enforced by the OCC) with respect to intrastate branching, consumer protection, fair lending and community reinvestment as if it were a branch of a Virginia bank, unless preempted by federal law.

 The Interstate Act will permit banks and bank holding companies throughout the United States to enter Virginia markets through the acquisition of Virginia institutions and will make it easier for Virginia bank holding companies and Virginia state and national banks to acquire institutions and to establish branches in other states. Competition in market areas served by the Company may increase as a result of the Interstate Act and the Virginia interstate banking statutes.

 Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured financial institutions. A Bank Insurance Fund (the BIF) is maintained for commercial banks, with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. Beginning in 1993, insured depository institutions like NBB and BTC paid for deposit insurance under a risk-based premium system. Both NBB and BTC qualified for the minimum annual premium rate of $2,000 per year in 1996. Beginning in 1997, all banks, including NBB and BTC, will be subject to a higher FDIC assessment which will fund interest payments for bank issues to resolve problems associated with the savings and loan industry. This assessment will continue until 2018-2019. The assessment will vary over the period from 1.29 cents to 2.43 cents per $100 of deposits.

 Government Policies. The operations of NBB and BTC are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve Board regulates money and credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

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

 As a state member bank subject to the regulations of the Federal Reserve Board, BTC must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more, unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, a state member bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account.

 In addition, the Federal Reserve Board is authorized to determine, under certain circumstances relating to the financial condition of a state member bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that depletes a bank's capital base could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only out of current operating earnings.

 Virginia law also imposes restrictions on the ability of BTC to pay dividends. A Virginia state bank is permitted to declare a dividend out of its "net undivided profits", after providing for all expenses, losses, interest and taxes accrued or due by the bank. In addition, a deficit in capital originally paid in must be restored to its initial level, and no dividend can be paid which could impair the bank's paid in capital. The Bureau of Financial Institutions further has authority to limit the payment of dividends by a Virginia bank if it determines the limitation is in the public interest and is necessary to ensure the bank's financial soundness.

 The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements.

 Capital Requirements. The Federal Reserve Board has adopted risk-based capital guidelines in final form which are applicable to Bankshares and BTC.
The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. The minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the total capital must be comprised of Tier 1 capital for a minimum ratio of Tier 1 Capital to risk-weighted assets of 4.0%. The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The OCC has adopted similar regulations applicable to NBB.

 In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 capital to total assets less intangibles) guidelines that are applicable to Bankshares and BTC. The OCC has adopted similar regulations applicable to

NBB. These guidelines provide for a minimum ratio of 3.0% for banks that meet certain specified criteria, including that they have the highest regulatory CAMEL rating and are not anticipating or experiencing significant growth and have well-diversified risk. All other banks will be required to maintain an additional cushion of at least 100 to 200 basis points, based upon their particular circumstances and risk profiles. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

 Bank  regulators from time  to time  have indicated  a desire to  raise capital requirements applicable to banking organizations beyond current levels. In addition, the number of risks which may be included in risk-based capital restrictions, as well as the measurement of these risks, is likely to change, resulting in increased capital requirements for banks. Bankshares, NBB and BTC are unable to predict whether higher capital ratios would be imposed and, if so, at what levels and on what schedule.

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

 Prompt Corrective Action. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect to banks that do not meet minimum capital requirements. FDICIA establishes five capital tiers:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

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

 As of September 29, 1996, "The Depository Insurance Fund Act of 1996" became law. This legislation provided for a one time assessment on banks that had previously acquired certain deposits from savings and loan institutions. Neither NBB or BTC were subject to that special assessment. Beginning in 1997, all banks will be subject to increased assessments that are designed to finally resolve problems associated with the savings and loan industry.

 Other legislative and regulatory proposals regarding changes in banking and the regulation of banks, thrifts and other financial institutions are periodically considered by the executive branch of the federal government, Congress and various state governments, including Virginia. New proposals, could significantly change the regulation of banks and the financial services industry. It cannot be predicted what might be proposed or adopted on how these proposals would affect the Company.

Other Business Concerns

 The banking industry is particularly sensitive to interest rate fluctuations, as the spread between the rates which must be paid on deposits and those which may be charged on loans is an important component of profit. In addition, the interest which can be earned on a bank's invested funds has a significant effect on profits. Rising interest rates typically reduce the demand for new loans, particularly the real estate loans which represent a significant portion of NBB's and BTC's loan demand, as well as certain NBB loans in which BTC participates.

               STATISTICAL DISCLOSURE BY NATIONAL BANKSHARES, INC.
                           AND SUBSIDIARY (BANKSHARES)

  I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST
     ----------------------------------------------------------------------
     RATES AND INTEREST DIFFERENTIAL
     -------------------------------

     A.   AVERAGE BALANCE SHEETS

          The following table presents, for the years indicated, condensed daily average balance sheet information.

                 ($ in thousands)
                                                           December 31,
                ASSETS                               1996      1995      1994
                ------                               ----      ----      ----

                Cash and due from banks             $ 11,493    10,189    9,108
                Federal funds sold                     8,903    12,105   11,245
                Securities available for sale:
                   Taxable                            65,992    41,695   40,023
                   Nontaxable                          6,679       930      ---
                Securities held to maturity:
                   Taxable                            79,599   105,701  111,091
                   Nontaxable                         25,133    35,668   34,251
                Mortgage loans held for sale             850       723      995
                Loans, net                           177,419   159,920  152,976
                Other assets                          11,977    11,475   10,273
                                                    --------   -------  -------
                     Total assets                   $388,045   378,406  369,962
                                                    ========   =======  =======

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
                Noninterest-bearing demand
                 deposits                           $ 41,997    38,833   36,724
                Interest-bearing demand deposits      76,017    77,545   77,182
                Savings deposits                      49,783    54,698   67,905
                Time deposits                        168,141   159,185  143,356
                                                    --------   -------  -------
                     Total deposits                  335,938   330,261  325,167

                Short-term borrowings                    433       593      891
                Other liabilities                      2,215     1,826    1,502
                                                    --------   -------  -------
                   Total liabilities                 335,586   332,680  327,560

                Stockholders' equity                  49,459    45,726   42,402
                                                    --------   -------  -------
                   Total liabilities and
                    stockholders' equity            $388,045   378,406  369,962
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

                             December 31, 1996          December 31, 1995           December 31, 1994

                                           Average                     Average                     Average
                         Average           Yield/   Average            Yield/   Average            Yield/
 ($ in thousands)        Balance Interest   Rate    Balance  Interest   Rate    Balance  Interest   Rate
                         ------- --------  -------  -------  --------  -------  -------  --------  -------
 Interest-earning
  assets:

 Loans, net (1)(2)(3)    $178,269  17,339   9.73%    160,643   15,897   9.90%    153,971   13,857   9.00%
 Taxable securities       145,591   8,877   6.10%    147,396    9,723   6.60%    151,114    9,966   6.60%
 Nontaxable
  securities (1)           31,812   2,971   9.34%     36,598    2,856   7.80%     34,251    2,910   8.50%
 Federal funds sold         8,903     567   6.37%     12,105      704   5.82%     11,245      450   4.00%
                         -------- -------            -------  -------            -------  -------
 Total interest-
  earning assets         $364,575  29,754   8.16%    356,742   29,180   8.18%    350,581   27,183   7.75%
                         ======== =======            =======  =======            =======  =======
 Interest-bearing
  liabilities:

 Interest-bearing
  demand deposits        $ 76,017   2,182   2.87%     77,545    2,353   3.03%     77,182    1,975   2.56%
 Savings deposits          49,783   1,646   3.31%     54,698    1,798   3.29%     67,905    2,613   3.85%
 Time deposits            168,141   9,181   5.46%    159,185    8,517   5.35%    143,356    6,060   4.23%
 Short-term borrowings        433      27   6.24%        593       35   5.90%        891       36   4.04%
 Long-term debt              ---      ---    ---         ---      ---    ---         ---      ---    ---
                         -------- -------            -------  -------            -------  -------
 Total interest-
  bearing liabilities    $294,374  13,036   4.43%    292,021   12,703   4.35%    289,334   10,684   3.69%
                         ======== =======            =======  =======            =======  =======
 Net interest income
  and interest rate
  spread                           16,718   3.73%              16,477   3.83%              16,499   4.06%
                                  =======                     =======                     =======
 Net yield on average
  interest-earning
  assets                                    4.59%                       4.62%                       4.71%


(1)  Interest on nontaxable loans  and securities is computed on a fully taxable  equivalent basis using   a
     Federal income tax rate of 34%.
(2)  Loan fees of $374 in 1996, $305 in 1995 and $274 in 1994 are included in total interest income.
(3)  Nonaccrual loans are included in average balances for yield computations.

C.   ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

     The Company's  primary source of revenue  is net interest income,  which is the  difference between the interest and fees  earned on loans and investments and  the interest paid on deposits  and other funds.
     The Company's  net interest income  is affected by  changes in the  amount and mix  of interest-earning assets and interest-bearing liabilities and by changes in yields earned on interest-earning assets  and rates paid on interest-bearing  liabilities.  The following table sets  forth, for the years indicated, a summary  of the changes  in interest income  and interest expense  resulting from changes  in average asset and liability balances (volume) and changes in average interest rates (rate).

                                             1996 Over 1995                   1995 Over 1994
                                       Changes Due To                   Changes Due To

                                                          Net Dollar                       Net Dollar
      ($ in thousands)               Rates(2)  Volume(2)    Change    Rates(2)  Volume(2)    Change
                                     --------  ---------  ----------  --------  ---------  ----------
      Interest income:(1)
        Loans                       $ (276)      1,718       1,442      1,421       619        2,040
        Taxable securities            (728)       (118)       (846)         2      (245)        (243)
        Nontaxable securities          518        (403)        115       (246)      192          (54)
        Federal funds sold              62        (199)       (137)       217        37          254
                                    ------      ------      ------     ------    ------       ------
        Increase(decrease) in
         income on interest-
         earning assets             $ (424)        998         574      1,394       603        1,997
                                    ------      ------      ------     ------    ------       ------
      Interest expense:
        Interest-bearing demand
         deposits                   $ (125)        (46)       (171)       369         9          378
        Savings deposits                10        (162)       (152)      (349)     (466)        (815)
        Time deposits                  178         486         664      1,736       721        2,457
        Short-term borrowings            2         (10)         (8)        13       (14)          (1)
                                    ------      ------      ------     ------    ------       ------

        Increase(decrease) in
         expense of interest-
         bearing liabilities        $   65         268         333      1,769       250        2,019
                                    ------      ------      ------     ------    ------       ------
      Increase (decrease) in net
       interest income              $ (489)        730         241       (375)      353          (22)
                                    ======      ======      ======     ======    ======       ======


(1)  Taxable equivalent basis using a Federal income tax rate of 34%.
(2)  Variances caused  by the change  in rate times  the change in  volume have been  allocated to rate  and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.



ANALYSIS OF INTEREST RATE SENSITIVITY

The table below sets forth, as of December 31, 1996, the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitivity gap divided by total interest-earning assets) and the cumulative interest rate sensitivity gap ratio. The table sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contracted terms.

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

An interest rate sensitivity gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to affect adversely net interest income while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income, while a positive gap would generally tend to affect adversely net interest income. The Company's future earnings may be adversely affected by a sharp upturn in interest rates as Bankshares is liability sensitive for a period extending beyond one year. In a falling rate environment earnings might benefit to a certain degree from this position, because assets at higher rate levels would reprice downward at a slower rate than interest sensitive liabilities. Over the one to five year period, the Company's cumulative interest-sensitivity position reflects an asset sensitive position. This would mean the Company would benefit initially from falling rates but would be adversely affected by rising rates. This would depend, however, on the length of time rates were rising and falling and the length of time rates remained stable at the level ultimately reached.

An interest-sensitivity table showing all  major interest sensitive asset  and liability categories for  the time intervals indicated and cumulative "gaps" for each interval is set forth on the following table.


                 INTEREST RATE                                      December 31, 1996
              SENSITIVITY TABLE (1)              Interest-sensitive (days)
                                                                                1-5       >5
    ($ in thousands)                              1-90     91-180   181-365    Years    Years     Total
                                                  ----     ------   -------    -----    -----     -----
   Interest-earning assets:
    Commercial and industrial loans             $ 20,528     5,928   14,293     29,064  17,585     87,398
    Real estate mortgage loans                     1,475     4,407    9,481     14,625  13,434     43,422
    Real estate construction loans                 6,295       ---      ---        ---     ---      6,295
    Loans to individuals                          19,367     2,828    5,242     29,150   1,855     58,442
                                                --------   -------  -------    ------- -------    -------
      Total loans, net of unearned income (2)   $ 47,665    13,163   29,016     72,839  32,874    195,557
                                                --------   -------  -------    ------- -------    -------

   Federal funds sold                           $  1,910       ---      ---        ---     ---      1,910
   Securities available for sale                  24,587     9,250    2,750     13,300  12,647     62,534
   Securities held to maturity                    21,265    16,800    7,175     38,548  24,922    108,710
   Mortgage loans held for sale                      516       ---      ---        ---     ---        516
                                                --------   -------  -------    ------- -------    -------
      Total interest-earning assets             $ 95,943    39,213   38,941    124,687  70,443    369,227
                                                ========   =======  =======    ======= =======    =======

   Interest-bearing liabilities:
    Interest-bearing demand deposits            $ 73,804       ---      ---        ---     ---     73,804
    Savings deposits                              48,164       ---      ---        ---     ---     48,164
    Time deposits                                 42,042    26,977   52,905     46,455     141    168,520
    Other borrowings                                 627       ---      ---        ---     ---        627
                                                --------   -------  -------    ------- -------        ---
                                                                                                  -------
      Total interest-bearing liabilities        $164,637    26,977   52,905     46,455     141    291,115
                                                ========   =======  =======    ======= =======    =======
   Cumulative ratio of interest-
    sensitive assets to interest-
    sensitive liabilities                           0.58      0.71     0.71       1.03    1.27       1.27
                                                ========   =======  =======    ======= =======    =======

   Cumulative interest-sensitivity gap          $(68,694)  (56,458) (70,422)     7,810  78,112     78,112
                                                ========   =======  =======    ======= =======    =======

(1)  The Company  is sensitive to  interest rate changes,  as liabilities  generally reprice or  mature before interest-earning  assets.  The  above  gap  table  reflects  the  Company's  rate-sensitive position at December 31,  1996, and is not necessarily  reflective of its position  throughout the
     year.   The carrying amounts  of interest-rate sensitive assets  and liabilities are  presented in the  periods in  which  they  reprice to  market  rates  or mature  and  are  summed to  show  the interest-rate sensitivity gap.
(2)  Excludes nonaccrual loans.


 II. INVESTMENT PORTFOLIO

     A.   BOOK VALUE OF INVESTMENTS

          The amortized  costs and fair  values of securities  available for sale  as of December  31, 1996,
          1995 and 1994 were as follows:

                                                                           December 31,
                                                             1996              1995              1994

                                                      AMORTIZED   FAIR  AMORTIZED   FAIR  AMORTIZED   FAIR
             ($ in thousands)                           COSTS    VALUES   COSTS    VALUES   COSTS    VALUES
                                                      ---------  ------ ---------  ------ ---------  ------
             Securities available for sale:
              U.S. Treasury                             $ 8,740   8,790    14,991  15,322     5,497   5,237
              U.S. Government agencies and
               corporations                              33,840  33,640    42,586  42,809    26,887  24,942
              States and political subdivisions           8,868   8,619     7,613   7,567       ---     ---
              Mortgage-backed securities (1)              4,568   4,452     4,748   4,645     4,802   4,402
              Other securities                            7,074   7,033     5,505   5,527     1,686   1,638
                                                        -------  ------    ------  ------    ------  ------
                 Total securities available for sale    $62,910  62,534    75,443  75,870    38,872  36,219
                                                        =======  ======    ======  ======    ======  ======

          The amortized costs  of securities held to maturity as of December 31, 1996, 1995 and 1994 were as follows:

                                                                                  December 31,

             ($ in thousands)                                            1996         1995         1994
                                                                         ----         ----         ----
             Securities held to maturity:
              U.S. Treasury                                             $ 11,547       19,330        35,317
              U.S. Government agencies and corporations                   54,804       49,938        66,192
              States and political subdivisions                           34,144       36,428        38,482
              Mortgage-backed securities (1)                                 767          961         1,147
              Other securities                                             7,448        5,108         6,874
                                                                        --------      -------       -------
                 Total securities held to maturity                      $108,710      111,765       148,012
                                                                        ========      =======       =======

          (1)  The majority  of Mortgage-backed Securities  and Collateralized Mortgage  Obligations held at
               December  31, 1996  were  backed by  U.S.  agencies.   Certain  holdings are  required to  be
               periodically subjected to the  Financial Institution Examination Council's (FFIEC)  high risk
               mortgage security test.   These tests address  possible fluctuations in the average  life and price sensitivity which  are the primary risks  associated with this type of  security.  Such tests are usually subject to regulatory review.

          Except for U.S. Government securities, the Company has no securities  with any issuer that exceeds
          10% of stockholders' equity.

B.   MATURITIES AND ASSOCIATED YIELDS

     The following  table presents  the  maturities for  those securities  available for  sale  and held  to maturity as of December 31, 1996 and weighted average yield for each range of maturities.

                                                              Maturities and Yields
                                                               December 31, 1996

       ($ in thousands except for % data) < 1 Year 1-5 Years 5-10 Years > 10 Years   None     Total
                                          -------- --------- ---------- ----------   ----     -----
       Available for Sale
       ------------------
        U.S. Treasury                      $ 2,006    3,339     3,445        ---      ---    $ 8,790
                                              6.99%    6.87%     6.06%       ---      ---       6.58%
        U.S. Agencies                        3,442   16,344    13,363        491      ---     33,640
                                              5.02%    5.99%     7.01%      7.41%     ---       6.32%
        Mortgage-backed securities             315       28     2,896      1,213      ---      4,452
                                              6.06%    7.24%     5.99%      5.86%     ---       5.97%
        Taxable Securities                     ---      ---     1,557        806      ---      2,363
                                               ---      ---      6.67%      7.63%     ---       6.98%
        Nontaxable Securities                  ---      351     4,906        999      ---      6,256
                                               ---     6.15%     6.95%      7.20%     ---       6.95%
        Corporate                            1,001    2,214     1,487      1,523      ---      6,225
                                              5.58%    6.39%     6.79%      7.07%     ---       6.53%
        Other securities                       ---      ---       ---        ---      808        808
                                               ---      ---       ---        ---     7.03%      7.03%
                                            ------   ------    ------     ------   ------    -------
            Total                            6,764   22,276    27,654      5,032      808     62,534
                                              5.73%    6.16%     6.74%      6.91%    7.03%      6.24%
                                            ======   ======    ======     ======   ======    =======
       Held To Maturity
       ----------------
        U.S. Treasury                        5,003    4,022     2,522        ---      ---     11,547
                                              6.08%    4.91%     5.58%       ---      ---       5.56%
        U.S. Agencies                       10,598   32,732    10,974        500      ---     54,804
                                              5.15%    6.02%     6.73%      8.07%     ---       6.02%
        Mortgage-backed securities             ---      394       373        ---      ---        767
                                               ---     8.00%     7.97%       ---      ---       7.99%
        Taxable Securities                     210      605     1,329        495      ---      2,639
                                              8.47%    6.48%     6.97%      7.45%     ---       7.07%
        Nontaxable Securities                2,571   13,519    13,110      2,305      ---     31,505
                                              9.00%    7.67%     7.67%      8.30%     ---       7.79%
        Corporate                              251    3,527     1,961        460      ---      6,199
                                              8.05%    6.49%     7.15%      7.45%     ---       6.83%
        Other securities                       148      694       210        197      ---      1,249
                                              7.52%    5.87%     9.41%      8.99%     ---       7.16%
                                            ------   ------    ------     ------   ------    -------
            Total                           18,781   55,493    30,479      3,957      ---    108,710
                                              6.02%    6.39%     7.08%      8.10%     ---       6.45%
                                            ======   ======    ======     ======   ======    =======

(1)  Rates shown represent weighted average yield on a fully taxable basis.

III. LOAN PORTFOLIO
     --------------

     The Company concentrates its lending activities in commercial and industrial loans, real estate mortgage loans both residential and business, and loans to individuals. The following tables set forth (i) a comparison of the Company's loan portfolio by major category of loans as of the dates indicated and (ii) the maturities and interest rate sensitivity of the loan portfolio at December 31, 1996.

     A.   TYPES OF LOANS

                                                 December 31,
        ($ in thousands)            1996     1995     1994    1993     1992
                                    ----     ----     ----    ----     ----
        Commercial and industrial
         loans                    $ 87,519  59,609   59,213  67,359   69,984
        Real estate mortgage
         loans                      43,917  45,589   44,447  40,236   42,771
        Real estate construction
         loans                       6,295   6,007    5,643   3,967    4,062
        Loans to individuals        60,991  56,920   52,031  43,084   37,349
                                  -------- -------  ------- -------  -------
         Total loans               198,722 168,125  161,334 154,646  154,166

        Less unearned income        (2,549) (2,307)  (2,494) (1,907)  (1,284)
                                  -------- -------  ------- -------  -------
         Total loans, net of
          unearned income          196,173 165,818  158,840 152,739  152,882

        Less allowance for loans
         losses                     (2,575) (2,625)  (2,551) (2,583)  (2,327)
                                  -------- -------  ------- -------  -------
         Total loans, net         $193,598 163,193  156,289 150,156  150,555
                                  ======== =======  ======= =======  =======

     B.   MATURITIES AND INTEREST RATE SENSITIVITIES

                                               December 31, 1996

                                                          After
         ($ in thousands)           <1 Year   1-5 Years  5 Years     Total
                                    -------   ---------  -------     -----
         Commercial and
          industrial                $41,255     29,366    16,898     87,519
         Real estate
          construction                6,295        ---       ---      6,295
         Less loans with
          predetermined interest
          rates                      (8,640)    (9,616)  (14,443)   (32,699)
                                    -------    -------   -------    -------
         Loans with adjustable
          rates                     $38,910     19,750     2,455     61,115
                                    =======    =======   =======    =======

     C.   RISK ELEMENTS

          1.   Nonaccrual, Past Due and Restructured Loans

               The following table presents aggregate amounts for nonaccrual loans, restructured loans, other real estate owned, net and accruing loans which are contractually past due ninety days or more as to interest or principal payments.

                                                    December 31,
         ($ in thousands)                1996    1995   1994    1993   1992
                                         ----    ----   ----    ----   ----
         Nonaccrual loans:
           Commercial and industrial    $  121     270    ---     710    483
           Real estate mortgage            495     418    390   1,123    884
           Real estate construction        ---     ---    ---     ---    ---
           Loans to individuals            ---      30     30      31     23
                                        ------   -----  -----   -----  -----
                                        $  616     718    420   1,864  1,390
                                        ------   -----  -----   -----  -----
         Restructured loans:
           Commercial and industrial       ---     ---    229     598    ---
                                        ------   -----  -----   -----  -----
          Total nonperforming loans     $  616     718    649   2,462  1,390
         Other real estate owned, net      474     762  1,150     225    837
                                        ------   -----  -----          -----
          Total nonperforming assets    $1,090   1,480  1,799   2,687  2,227
                                        ======   =====  =====   =====  =====
         Accruing loans past due 90
         days or more:
           Commercial and industrial    $   14      11      4      45    144
           Real estate mortgage            252     250    219     198    377
           Real estate construction        ---     ---     87     243    237
           Loans to individuals            192     313    180     128    144
                                        ------   -----  -----   -----  -----
                                        $  458     574    490     614    902
                                        ======   =====  =====   =====  =====


               The effect of nonaccrual and restructured loans on interest income is presented below:

          ($ in thousands)                            1996    1995     1994
                                                      ----    ----     ----
          Scheduled interest:
            Nonaccrual loans                          $ 68      59      38
            Restructured loans                         ---     ---      19
                                                      ----    ----    ----
           Total scheduled interest                   $ 68      59      57
                                                      ----    ----    ----
          Recorded interest:
            Nonaccrual loans                          $ 24       5       1
            Restructured loans                         ---     ---       9
                                                      ----    ----    ----
           Total recorded interest                    $ 24       5      10
                                                      ====    ====    ====

               Interest is recognized on the cash basis for all loans carried in nonaccrual status. Loans generally are placed in nonaccrual status when the collection of principal or interest is ninety days or more past due, unless the obligation is both well-secured and in the process of collection.

          2.   Potential Problem Loans

               At December 31, 1996, the recorded investment in loans which have been identified as impaired loans totaled $725,000. Of this amount, $354,000 related to loans with no valuation allowance and $371,000 related to loans with a corresponding valuation allowance of $290,000. For the year-ended December 31, 1996, the average recorded investment in impaired loans was approximately $800,000 and the total interest income recognized on impaired loans was $33,000 of which $23,000 was recognized on a cash basis.

               At December 31, 1995, the recorded investment in loans which have been identified as impaired loans totaled $837,000. Of this amount, $133,000 related to loans with no valuation allowance and $704,000 related to loans with a corresponding valuation allowance of $419,000. For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $906,000, and the total interest income recognized on impaired loans was $47,000 of which $5,000 was recognized on a cash basis. The balance of impaired loans at January 1, 1995 totaled approximately $812,000. The initial adoption of SFAS No. 114 did not require an increase to the Company's allowance for loan losses. The impact of SFAS No. 114, as amended by SFAS No. 118, was immaterial to the Company's consolidated financial statements as of and for the year ended December 31, 1995.

          3.   Foreign Outstandings

               At December 31, 1996, 1995 and 1994, there were no foreign outstandings.

          4.   Loan Concentrations

               The  Company  does a  general  banking  business, serving  the commercial, agricultural and personal banking needs of its customers. NBB's trade territory, commonly referred to as the New River Valley, consists of Montgomery and Giles Counties, Virginia and portions of adjacent counties. NBB's operating results are closely correlated with the economic trends within this area which are, in turn, influenced by the area's three largest employers, Virginia Polytechnic Institute and State University, Montgomery County Schools and Hoechst-Celanese. Other industries include a wide variety of manufacturing, retail and service concerns. Most of BTC's business originates from the communities of Tazewell and Bluefield and other communities in Tazewell County, Virginia and in Mercer County, West Virginia. BTC's service area has largely depended on the coal mining industry and farming for its economic base. In recent years, coal companies have mechanized and reduced the number of persons engaged in the production of coal. There are still a number of support industries for the coal mining business that continue to provide employment in the area. Additionally, several new businesses have been established in the area and Bluefield, West Virginia has begun to emerge as a regional medical center. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of these areas.

               At December 31, 1996 and 1995, approximately $71 million and $52 million, respectively, of the loan portfolio were concentrated in commercial real estate. This represents approximately 36% and 34% of the loan portfolio at December 31, 1996 and 1995, respectively. Included in commercial real estate at December 31, 1996 and 1995 was approximately $49 million and $25 million, respectively, in loans for college housing and professional office buildings. Loans for the purpose of acquiring residential real estate were approximately $60 million and $56 million at December 31, 1996 and 1995, respectively. This represents approximately 31% and 34% of the loan portfolio at December 31, 1996 and 1995, respectively. Loans primarily for the purpose of purchasing automobiles were approximately $29 million and $25 million at December 31, 1996 and 1995, respectively. This represents approximately 15% of the loan portfolio at December 31, 1996 and 1995.

               The Company has established operating policies relating to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property and with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower or project based on available financial information.

 IV. SUMMARY OF LOAN LOSS EXPERIENCE
     -------------------------------

     A.   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

          The following  tabulation shows average loan  balances at the end  of each period;  changes in the allowance for  loan losses  arising from  loans charged  off and  recoveries  on loans  previously charged off by loan category; and additions to the allowance which have been charged to  operating expense:

                                                                            December 31,
          ($ in thousands)                                1996       1995       1994      1993       1992
                                                          ----       ----       ----      ----       ----
          Average loans outstanding                     $177,419    159,920   152,976    149,027   153,487
                                                        ========    =======   =======    =======   =======

          Balance at beginning of year                     2,625      2,551     2,583      2,327     2,121

          Charge-offs:
           Commercial and industrial loans                    95         23        72        231       441
           Real estate mortgage loans                         11          9       192        285       198
           Real estate construction loans                    ---        ---        53        ---       ---
           Loans to individuals                              400        259       322        246       406
                                                        --------    -------   -------    -------   -------
           Total loans charged off                           506        291       639        762     1,045
                                                        --------    -------   -------    -------   -------
          Recoveries:
           Commercial and industrial loans                     4         10         7         10        17
           Real estate mortgage loans                         64         16         4          5       ---
           Real estate construction loans                    ---        ---       ---        ---       ---
           Loans to individuals                               57         57        43         50        26
                                                        --------    -------   -------    -------   -------
           Total recoveries                                  125         83        54         65        43
                                                        --------    -------   -------    -------   -------

          Net loans charged off                              381        208       585        697     1,002
                                                        --------    -------   -------    -------   -------
          Additions charged to operations                    331        282       553        953     1,208
                                                        --------    -------   -------    -------   -------
          Balance at end of year                           2,575      2,625     2,551      2,583     2,327
                                                        ========    =======   =======    =======   =======
          Net charge-offs to average loans outstanding      0.21%      0.13%     0.38%      0.47%     0.65%
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

 B.  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

     The allowance for loan  losses has been allocated according  to the amount deemed necessary  to provide for anticipated losses within the categories of loans for the years indicated as follows:


                                                         December 31,


                       1996                 1995                1994                1993                 1992

                          Percent               Percent             Percent              Percent               Percent
                             of                   of                   of                   of                   of
                          Loans in             Loans in             Loans in             Loans in             Loans in
                            Each                 Each                 Each                 Each                 Each
                          Category             Category             Category             Category             Category
  ($ in        Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total
   thousands)    Amount    Loans     Amount     Loans    Amount      Loans      Amount    Loans     Amount      Loans
               ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------

 Commercial
  and
  industrial
  loans         $  403     44.04%       411     35.46%      679      36.70%      860      43.56%       873      45.40%

 Real estate
  mortgage
  loans            305     22.10%       363     27.12%      364      27.55%      373      26.02%       416      27.74%

 Real estate
  construction
  loans             51      3.17%       100      3.57%       37       3.50%       54       2.56%        50       2.63%

 Loans to
  individuals      504     30.69%       271     33.85%      569      32.25%      685      27.86%       567      24.23%

 Unallocated     1,312                1,480                 902                  611                   421
                ------               ------              ------               ------                ------

                $2,575    100.00%     2,625    100.00%    2,551     100.00%    2,583     100.00%     2,327     100.00%
                =======              ======              ======               ======                ======





V.   DEPOSITS
     --------

     A.   AVERAGE AMOUNTS OF DEPOSITS AND AVERAGE RATES PAID

          Average amounts and average rates paid on deposit categories in excess of 10% of average total deposits are presented below:


                                             December 31,

                                1996             1995             1994

                                   Average          Average          Average
                          Average   Rates  Average   Rates   Average  Rates
       ($ in thousands)   Amounts   Paid   Amounts    Paid   Amounts   Paid
                          -------  ------- -------  -------  ------- -------

      Noninterest-bearing
       demand deposits    $ 41,997   ---     38,833    ---    36,724    ---

      Interest-bearing
       demand deposits      76,017  2.87%    77,545   3.03%   77,182   2.56%

      Savings deposits      49,783  3.31%    54,698   3.29%   67,905   3.85%

      Time deposits        168,141  5.46%   159,185   5.35%  143,356   4.23%
                          --------          -------          -------

       Average total
        deposits          $335,938  4.43%   330,261   4.35%  325,167   3.69%
                          ========          =======          =======


     B.   TIME DEPOSITS OF $100,000 OR MORE

          The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:


                                            DECEMBER 31, 1996

                                       Over 3      Over 6
                               3       Months      Months
                             Months   Through 6  Through 12  Over 12
      ($ in thousands)      or Less    Months      Months    Months   Total
                            -------   ---------  ----------  -------  -----
      Certificates of
       deposit              $11,314     3,431      12,682     6,322   33,749

      Other time deposits       292       105         ---     3,268    3,665
                            -------    ------     -------    ------   ------

        Total time
         deposits of
         $100,000 or more   $11,606     3,536      12,682     9,590   37,414
                            =======    ======     =======    ======   ======

 VI. RETURN ON EQUITY AND ASSETS
     ---------------------------

     The ratio of net income to average stockholders' equity and to average total assets, and certain other ratios are presented below:


                                                         December 31,

                                                   1996      1995     1994
                                                   ----      ----     ----

             Return on average assets               1.58%     1.46%    1.43%
             Return on average equity              12.37%    12.08%   12.51%
             Dividend payout ratio                 37.55%    37.32%   37.13%
             Average equity to average assets      12.75%    12.08%   11.46%


Item 2.  Properties
-------------------

 Bankshares' headquarters, including the Main Office of NBB, are located at 100 South Main Street, Blacksburg, Virginia. In addition to the Main Office location, NBB owns six branch offices: two in the Town of Blacksburg; one in the Town of Christiansburg; one in Montgomery County; one in the Town of Pearisburg; and the sixth in the Town of Pembroke. An additional branch in the Rich Creek area of Giles County is expected to open in the second quarter of 1997. NBB leases office space near the Main Office which is occupied by NBB's trust, marketing, audit, compliance and credit review departments. An additional property was acquired in 1996 to provide for additional office space, reducing the need for leased properties.

 Bank of Tazewell County owns the land and building of six of its seven offices. The bank leases the land and building for its seventh office. The Main Office is located at Main Street, Tazewell, Virginia. Three additional branches are located in Tazewell, one in North Tazewell and two are located in Bluefield, Virginia. Management believes that its existing facilities are adequate to meet present needs and any anticipated growth.

 NBB owns all its computer and data processing hardware and is a licensee of the software it utilizes. BTC also owns all of its computer and data processing hardware and is a licensee of the software it utilizes. This allows each bank to perform its data processing functions in-house. Management anticipates that with the constantly changing technological environment that significant future capital expenditures will be necessary.

Item 3.  Legal Proceedings
--------------------------

 Bankshares, NBB nor BTC are currently involved in any material pending legal proceedings, other than routine litigation incidental to NBB's and BTC's banking business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

 There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------


Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 8, 1997.

The following is a list of names and ages of all executive officers of Bankshares; their terms of office as officers; the positions and offices within Bankshares held by each officer; and each person's principal occupation or employment during the past five years.


                                                         YEAR ELECTED AN
         NAME          AGE  OFFICES AND POSITIONS HELD   OFFICER/DIRECTOR
    --------------     ---  --------------------------   ----------------

    James G. Rakes      52  President and Chief                 1986
                             Executive Officer, National
                             Bankshares, Inc.; and
                             President and Chief
                             Executive Officer of The
                             National Bank of Blacksburg
                             since 1983.

    F. Brad Denardo     44  Corporate Officer, National         1989
                             Bankshares, Inc.; and
                             Executive Vice President
                             since 1989 and Senior Vice
                             President - Loans since 1985
                             of The National Bank of
                             Blacksburg.

    Marilyn B. Buhyoff  48  Secretary & Counsel,                1989
                             National Bankshares, Inc.;
                             and Senior Vice President -
                             Administration since 1992,
                             Vice President/Administra-
                             tion since 1990 and
                             Personnel Officer since 1987
                             of The National Bank of
                             Blacksburg.

    Joan C. Nelson      46  Treasurer, National                 1993
                             Bankshares, Inc.; and
                             Cashier since 1993, Senior
                             Vice President/ Operations
                             since 1989 and Vice
                             President/Operations since
                             1986 of the National Bank of
                             Blacksburg.

The executive officers listed above have served Bankshares and/or its subsidiaries in the aforementioned executive capacity for the past five years.

                                   PART II
                                   -------


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters
----------------------------------------------------------

 There  is  no  established  trading   market  for  the  stock   of  National
Bankshares, Inc. As of March 14, 1997, the total number of holders of the Registrant's common stock was 1,184.

 Information concerning Market Price and Dividend Data is set forth under "Common Stock Information and Dividends" on page 13 of Bankshares' 1996 Annual Report to Stockholders and is incorporated herein by reference.


Item 6.  Selected Financial Data
--------------------------------

 The table entitled "Selected Consolidated Financial Data" on page 7 of Bankshares' 1996 Annual Report to Stockholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

 The information contained under "Management's Discussion and Analysis" on pages 8 through 17 of Bankshares' 1996 Annual Report to Stockholders is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

 The following consolidated financial statements of the Registrant and the Independent Auditors' Report set forth on pages 19 through 43 of Bankshares' 1996 Annual Report to Stockholders are incorporated herein by reference:

 1.  Independent Auditors' Report

 2.  Consolidated Balance Sheets - December 31, 1996 and 1995

 3. Consolidated Statements of Income - Years Ended December 31, 1996, 1995 and 1994

 4. Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1996, 1995 and 1994

 5. Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994

 6.  Notes to Consolidated Financial Statements - December 31, 1996, 1995 and
     1994

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------------

 None.


                                   PART III
                                   --------


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

 Executive Officers of Bankshares as of December 31, 1996 are listed on page 32 herein.

 Information with respect to the directors of Bankshares is set out under the caption "Election of Directors" on pages 2 through 4 of Bankshares' Proxy Statement dated March 14, 1997, which information is incorporated herein by reference.


Item 11.  Executive Compensation
--------------------------------

 The information set forth under "Executive Compensation" on pages 5 through 9 of Bankshares' Proxy Statement dated March 14, 1997 is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

 The information set forth under "Voting Securities and Stock Ownership" on page 1 and under "Election of Directors" on pages 2 through 4 of Bankshares' Proxy Statement dated March 14, 1997 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

 The information contained under "Certain Transactions With Officers and Directors" on page 11 through 12 of Bankshares' Proxy Statement dated March 14, 1997 is incorporated herein by reference.

                                   PART IV
                                   -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

 (a) The following documents are filed as part of this report:


                                                        1996 Annual Report
                                                     To Stockholders Page(s)*

     1.   Financial Statements:
          --------------------

          Independent Auditors' Report                          19

          Consolidated Balance Sheets -
            December 31, 1996 and 1995                          20

          Consolidated Statements of
            Income - Years ended December
            31, 1996, 1995 and 1994                             21

          Consolidated Statements of Changes
            in Stockholders' Equity - Years
            ended December 31, 1996, 1995 and
            1994                                                22

          Consolidated Statements of Cash
            Flows - Years ended December 31,
            1996, 1995 and 1994                                 23

          Notes to Consolidated
            Financial Statements - December
            31, 1996, 1995 and 1994                            24-43


     2.   Financial Statement Schedules:
          -----------------------------

          Independent Auditor's Report of
            Cook & Associates, LLP covering
            the financial statements of Bank
            of Tazewell County as of and for
            the years ended December 31, 1995
            and 1994, is filed as an Exhibit
            and is incorporated by reference
            herein.                                          Exhibit 99





* Incorporated by reference from the indicated pages of the 1996 Annual Report to Stockholders.

     3.   Exhibits:
          --------

                                                             PAGE NO. IN
             EXHIBIT NO.           DESCRIPTION            SEQUENTIAL SYSTEM
             -----------           -----------            -----------------

                 3(i)    Articles of Incorporation, as   (incorporated
                         amended, of National            herein by
                         Bankshares, Inc.                reference to
                                                         Exhibit 3(a) of
                                                         the Annual Report on
                                                         Form 10K for
                                                         fiscal year ended
                                                         December 31, 1993)

                3(ii)    Bylaws, as amended, of National        41
                         Bankshares, Inc.

                 4(i)    Specimen copy of certificate    (incorporated
                         for National Bankshares, Inc.   herein by
                         common stock, $2.50 par value   reference to
                                                         Exhibit 4(a) of
                                                         the Annual Report on
                                                         Form 10K for
                                                         fiscal year ended
                                                         December 31, 1993)

                 4(i)    Article Four of the Articles of (incorporated
                         Incorporation of National       herein by
                         Bankshares, Inc. included in    reference to
                         Exhibit No. 3(a))               Exhibit 4(b) of
                                                         the Annual Report on
                                                         Form 10K for
                                                         fiscal year ended
                                                         December 31, 1993)
              10(ii)(B)  Computer software license       (incorporated
                         agreement dated June 18, 1990,  herein by
                         by and between Information      reference to
                         Technology, Inc. and The        Exhibit 10(e) of
                         National Bank of Blacksburg     the Annual Report on
                                                         Form 10K for
                                                         fiscal year ended
                                                         December 31, 1992)

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
                                                         December 31, 1992)

                                                             PAGE NO. IN
             EXHIBIT NO.           DESCRIPTION            SEQUENTIAL SYSTEM
             -----------           -----------            -----------------
             *10(iii)(A) Employee Lease Agreement dated  (incorporated
                         May 7, 1992, by and between     herein by
                         National Bankshares, Inc. and   reference to
                         The National Bank of Blacksburg Exhibit 10(c) of
                                                         the Annual Report on
                                                         Form 10K for
                                                         fiscal year ended
                                                         December 31, 1992)

                13(i)    1996 Annual Report to                  53
                         Stockholders (such Report,
                         except to the extent
                         incorporated herein by
                         reference, is being furnished
                         for the information of the
                         Commission only and is not
                         deemed to be filed as part of
                         this Report on Form 10-K)

                21(i)    Subsidiaries of National               107
                         Bankshares, Inc.

                  27     Financial Data Schedule                108

                  99     Independent Auditor's Report of        109
                         Cook & Associates, LLP on
                         financial statements of Bank of
                         Tazewell County as of and for
                         the years ended December 31,
                         1995 and 1994

* Indicates a management contract or compensatory plan required to be filed herein.

 (b) Reports on Form 8-K filed during the last quarter of the period covered by this report:
     ------------------------------------------------------------------------

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

                                   NATIONAL BANKSHARES, INC.

                           BY:     /s/James G. Rakes
                                   ------------------------------
                                   James G. Rakes, President
                                   and Chief Executive Officer

                         DATE:     March 28, 1997
                                   ------------------------------

                           BY:     /s/Joan C. Nelson
                                   ------------------------------
                                   Joan C. Nelson
                                   Treasurer

                         DATE:     March 28, 1997
                                   ------------------------------

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      NAME                      DATE           TITLE
      ----                      ----           -----

      /s/C. L. Boatwright       March 28, 1997 Director and Vice
      ------------------------  -------------- Chairman of the Board
      C. L. BOATWRIGHT
      /s/T. C. Bowen, Jr.       March 28, 1997 Director
      ------------------------  --------------
      T. C. BOWEN, JR.
      /s/A. A. Crouse           March 28, 1997 Director
      ------------------------  --------------
      A. A. CROUSE
      /s/R. E. Christopher, Jr. March 27, 1997 Director and Chairman of ------------------------ -------------- the Board
      R. E. CHRISTOPHER, JR.
      /s/R. E. Dodson           March 28, 1997 Director
      ------------------------  --------------
      R. E. DODSON
                                               Director
      ------------------------  --------------
      P. A. DUNCAN
      /s/W. T. Peery            March 28, 1997 Director
      ------------------------  --------------
      W. T. PEERY
      /s/J. G. Rakes            March 28, 1997 President and Chief
      ------------------------  -------------- Executive Officer -
      J. G. RAKES                              National Bankshares, Inc.

      /s/J. R. Stewart          March 27, 1997 Director
      ------------------------  --------------
      J. R. STEWART

                              INDEX TO EXHIBITS
                              -----------------


                                                         PAGE NO. IN
      EXHIBIT NO.             DESCRIPTION             SEQUENTIAL SYSTEM
      -----------             -----------             -----------------

          3(i)     Articles of Incorporation, as    (incorporated
                   amended, of National Bankshares, herein by
                   Inc.                             reference to
                                                    Exhibit 3(a) of
                                                    the Annual Report on
                                                    Form 10K for
                                                    fiscal year ended
                                                    December 31, 1993)

         3(ii)     Bylaws, as amended of National            41
                   Bankshares, Inc.

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
                                                    December 31, 1992)

         13(i)     1996 Annual Report to                     53
                   Stockholders (such Report,
                   except to the extent
                   incorporated herein by
                   reference, is being furnished
                   for the information of the
                   Commission only and is not
                   deemed to be filed as part of
                   this Report on Form 10-K)

         21(i)     Subsidiaries of National                  107
                   Bankshares, Inc.

           27      Financial Data Schedule                   108

           99      Independent Auditor's Report of           109
                   Cook & Associates, LLP on
                   financial statements of Bank of
                   Tazewell County as of and for
                   the years ended December 31,
                   1995 and 1994

* Indicates a management contract or compensatory plan required to be filed herein.