Form 10-Q
period 1997-03-31
NATIONAL BANKSHARES INC
filed 1997-05-14
CIK 796534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                           Commission File Number:
March 31, 1997                                                          0-15204


                            NATIONAL BANKSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Virginia                                                       54-1375874
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


100 South Main Street
P.O. Box 90002
Blacksburg, Virginia                                                  24062-9002
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(Registrant's telephone number, including area code)               (540)552-2011
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


               Yes    X       No
                    -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at April 25, 1997
-------------------------------                ---------------------------------
COMMON STOCK, $2.50 PAR VALUE                              3,792,833



                        (This report contains 20 pages)
                            NATIONAL BANKSHARES, INC.

                                    FORM 10-Q

                                      INDEX




                                                                         Page
                                                                         ----

PART I    FINANCIAL INFORMATION
--------------------------------

     ITEM 1 - FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS, MARCH 31, 1997
           AND DECEMBER 31, 1996                                         4-5

          CONSOLIDATED STATEMENTS OF INCOME,
           THREE MONTHS ENDED MARCH 31, 1997 AND 1996                     6

          CONSOLIDATED STATEMENTS OF CHANGES IN
           STOCKHOLDERS' EQUITY, THREE MONTHS ENDED
           MARCH 31, 1997 AND 1996                                        7

          CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED MARCH 31, 1997 AND 1996                    8-9

          SELECTED CONSOLIDATED FINANCIAL DATA                          10-14

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 15-18


PART II   OTHER INFORMATION
----------------------------

     ITEMS 1 - 3 - LEGAL PROCEEDINGS; CHANGES IN
        SECURITIES; DEFAULTS UPON SENIOR SECURITIES                      19

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS                                                 19

     ITEM 5 - OTHER INFORMATION                                          19

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K                         19

     SIGNATURES                                                          20

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------


ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and Bank of Tazewell County (BTC), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1996 Annual Report to Stockholders and additional information supplied in the 1996 Form 10-K.

                       CONSOLIDATED BALANCE SHEETS
                NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                   MARCH 31, 1997 AND DECEMBER 31, 1996
                               (UNAUDITED)

                                                 MARCH 31,    DECEMBER
 ($000's)                                          1997       31, 1996
                                                 =========    ========
 ASSETS
 Cash and due from banks                         $ 10,973       9,989
 Interest-bearing deposits                          3,994          91
 Federal funds sold                                11,395       1,910
 Securities available for sale                     57,661      62,534
 Securities held to maturity (fair value
  $98,184 in 1997 and $108,755 in 1996)            98,938     108,710
 Mortgage loans held for sale                         205         516
 Loans:
    Real estate construction loans                  9,265       6,295
    Real estate mortgage loans                     42,622      43,917
    Commercial and industrial loans                89,034      87,519
    Loans to individuals                           61,863      60,991
                                                 --------     -------

             Total loans                          202,784     198,722

    Less unearned income and deferred fees          2,502       2,549
                                                 --------     -------
             Loans, net of unearned income and
              deferred fees                       200,282     196,173

    Less allowance for loan losses                  2,445       2,575
                                                 --------     -------
             Loans, net                           197,837     193,598
                                                 --------     -------
 Bank premises and equipment, net                   5,112       5,037
 Accrued interest receivable                        3,561       3,510
 Other real estate owned, net                         445         474
 Other assets                                       2,757       2,481
                                                 --------     -------
             Total assets                        $392,878     388,850
                                                 ========     =======
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Noninterest-bearing demand deposits             $ 42,539      44,096
 Interest-bearing demand deposits                  76,702      73,804
 Savings deposits                                  48,394      48,164
 Time deposits                                    169,891     168,520
                                                 --------     -------

             Total deposits                       337,526     334,584
                                                 --------     -------
 Other borrowed funds                                 533         627
 Accrued interest payable                             722         700
 Other liabilities                                  1,551       1,495
                                                 --------     -------
             Total liabilities                    340,332     337,406
                                                 --------     -------
 Common stock subject to ESOP put option            1,668       1,643
                                                 --------     -------

 Stockholders' equity:
 Preferred stock of no par value.  Authorized
  5,000,000 shares; none issued and outstanding       ---         ---
 Common stock of $2.50 par value. Authorized
  5,000,000 shares; issued and outstanding
  3,792,833 shares                                  9,482       9,482
 Retained earnings                                 43,740      42,210
 Net unrealized losses on securities available
  for sale                                           (676)       (248)
 Common stock subject to ESOP put option           (1,668)     (1,643)
                                                 --------     -------
             Total stockholders' equity            50,878      49,801

 Commitments and contingent liabilities
                                                 --------     -------
             Total liabilities and
              stockholders' equity               $392,878     388,850
                                                 ========     =======

                    CONSOLIDATED STATEMENTS OF INCOME
                NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                               (UNAUDITED)

                                                   MARCH 31,   MARCH 31,
 ($000's, except per share data)                      1997       1996
                                                   =========   =========
 INTEREST INCOME
 Interest and fees on loans                          $4,602      3,997
 Interest on interest-bearing deposits                   20        ---
 Interest on federal funds sold                          82        162
 Interest on securities-taxable                       1,998      2,338
 Interest on securities-nontaxable                      463        502
                                                     ------     ------
             Total interest income                    7,165      6,999
                                                     ------     ------
 INTEREST EXPENSE
 Interest on time deposits of $100,000 or more          533        515
 Interest on other deposits                           2,643      2,762
 Interest on borrowed funds                              25          7
                                                     ------     ------
            Total interest expense                    3,201      3,284
                                                     ------     ------
            Net interest income                       3,964      3,715

 Provision for loan losses                              109         45
                                                     ------     ------
            Net interest income after provision
             for loan losses                          3,855      3,670
                                                     ------     ------
 NONINTEREST INCOME
 Service charges on deposit accounts                    278        258
 Other service charges and fees                          84         56
 Credit card fees                                       120        110
 Trust income                                           182        132
 Other income                                             6          2
 Realized securities gains, net                           8          4
                                                     ------     ------
             Total noninterest income                   678        562
                                                     ------     ------
 NONINTEREST EXPENSE
 Salaries and employee benefits                       1,372      1,202
 Occupancy and furniture and fixtures                   244        236
 Data processing and ATM                                 74         52
 FDIC assessment                                          3        ---
 Credit card processing                                 120         97
 Goodwill amortization                                    7          5
 Net costs of other real estate owned                     1          2
 Other operating expense                                620        691
                                                     ------     ------

             Total noninterest expense                2,441      2,285
                                                     ------     ------
 Income before income tax expense                     2,092      1,947
 Income tax expense                                     562        552
                                                     ------     ------
             Net income                              $1,530      1,395
                                                     ======     ======
             Net income per share                    $ 0.40       0.37
                                                     ======     ======

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
               THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (UNAUDITED)


                                               NET
                                            UNREALIZED
                                              GAINS     COMMON
                                             (LOSSES)   STOCK
                                                ON     SUBJECT
                                            SECURITIES TO ESOP
                          COMMON  RETAINED  AVAILABLE    PUT
 ($000's)                  STOCK  EARNINGS   FOR SALE   OPTION  TOTAL
                          ======  ========= ==========  ======  =====

 Balances, December 31,
  1995                     $9,482   38,390      282       ---   48,154
 Net income                   ---    1,395      ---       ---    1,395
 Change in net unrealized
  gains (losses) on
  securities available
  for sale, net of income
  tax benefit of $372         ---      ---     (722)      ---     (722)
                           ------   ------    -----    ------   ------

 Balances, March 31, 1996  $9,482   39,785     (440)      ---   48,827
                           ======   ======    =====    ======   ======


 Balances, December 31,
  1996                     $9,482   42,210     (248)   (1,643)  49,801
 Net income                   ---    1,530      ---              1,530
 Change in net unrealized
  gains (losses) on
  securities available
  for sale, net of income
  tax benefit of $220         ---      ---     (428)      ---     (428)
 Change in common stock
  subject to ESOP put
  option                      ---      ---      ---       (25)     (25)
                           ------   ------    -----    ------   ------
 Balances, March 31, 1997  $9,482   43,740     (676)   (1,668)  50,878
                           ======   ======    =====    ======   ======

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                    (UNAUDITED)

                                                         MARCH 31,  MARCH 31,
     ($000's)                                              1997        1996
                                                         =========  =========
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                          $ 1,530      1,395
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                          109         45
          Provision for deferred income taxes               (127)       ---
          Depreciation of bank premises and equipment        113        114
          Amortization of intangibles                         31         30
          Amortization of premiums and accretion of
           discounts, net                                    ---         (3)
          Gains on bank premises and equipment
           disposals                                          (2)       ---
          Gains on sales and calls of securities
           available for sale, net                           (23)        (4)
          Gains on calls of securities held to
           maturity, net                                      (8)       ---
          Net decrease in mortgage loans held for sale
          Losses and writedowns on other real estate         ---        ---
           owned                                             311        306
          (Increase) decrease in:
             Accrued interest receivable                     ---        ---
             Other assets
          Increase (decrease) in:                            (51)      (250)
             Accrued interest payable                         41       (487)
             Other liabilities
                                                              22          7
                                                              56       (441)
                                                         -------     ------
                    Net cash provided by operating
                     activities                            2,002        712
                                                         -------     ------
     CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in federal funds sold                   (9,485)     (7,845)
     Net increase in interest-bearing deposits (Note 1)   (3,994)
     Proceeds from calls and maturities of securities                   ---
      available for sale                                   4,726
     Proceeds from calls and maturities of securities                 5,746
      held to maturity                                    12,795
     Purchases of securities available for sale             (500)    11,249
     Purchases of securities held to maturity             (2,993)    (5,969)
     Purchases of loan participations                        ---     (9,702)
     Collections of loan participations                      174     (1,996)
     Net increase in loans made to customers              (4,475)       529
     Proceeds from disposal of other real estate owned        29       (901)
     Recoveries on loans charged-off                          47          1
     Bank premises and equipment expenditures               (190)        12
     Proceeds from sale of bank premises and equipment       ---       (207)
                                                         -------        ---
                                                                     ------
                    Net cash used in investing
                     activities                           (3,866)    (9,083)
                                                         -------     ------

     CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in time deposits                         1,371      1,648
     Net increase in other deposits                        1,571      5,125
     Net increase (decrease) in other borrowed funds         (94)       966
                                                         -------     ------
                    Net cash provided by financing
                     activities                            2,848      7,739
                                                         -------     ------
     Net increase (decrease) in cash and due from
      banks                                                  984       (632)
     Cash and due from banks at beginning of period        9,989     10,055
                                                         -------     ------
     Cash and due from banks at end of period            $10,973      9,423
                                                         =======     ======
     SUPPLEMENTAL CASH FLOW INFORMATION
     Unrealized gains/losses in securities available
      for sale (gross)                                   $  (648)    (1,094)
     Deferred income tax benefit                             220        372
                                                         -------     ------
     Net unrealized losses on securities
      available for sale                                 $  (428)      (722)
                                                         =======     ======
     Loans charged to the allowance for loan losses      $   286         77
                                                         =======     ======
     Interest paid                                       $ 3,179      3,277
                                                         =======     ======


Note (1) Interest-bearing deposits have been reclassified on the balance sheet for the period ended March 31, 1997. Included in the cash flow of $3,994 is $91 which represents the reclassification of the December 31, 1996 period-end balance, which was included in Cash and due from deposits.

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                           SELECTED BALANCE SHEET DATA





                                              MARCH 31,   DECEMBER 31,
          ($000's)                              1997          1996
                                              =========   ============
          SELECTED DATA AT PERIOD-END

          Loans, net                           $197,837      193,598
          Total securities                      156,599      171,244
          Total assets                          392,878      388,850
          Total deposits                        337,526      334,584
          Stockholders' equity                   50,878       49,801

          SELECTED DATA DAILY AVERAGES

          Loans, net                           $195,355      177,419
          Total securities                      163,788      177,403
          Total assets                          389,743      388,045
          Total deposits                        333,400      335,938
          Stockholders' equity                   50,457       49,459

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                         SELECTED INCOME STATEMENT DATA




                                                 MARCH 31,       DECEMBER 31,

   ($000's, except per share data)            1997       1996        1996
                                             ======     ======   ============
   SELECTED RATIOS AND PER SHARE DATA

   Interest income                           $ 7,165    6,999        28,647
   Interest expense                            3,201    3,284        13,036
   Net interest income                         3,964    3,715        15,611
   Provision for loan losses                     109       45           331
   Noninterest income                            678      562         2,693
   Noninterest expense                         2,441    2,285         9,515
   Income taxes                                  562      552         2,341
   Net income                                  1,530    1,395         6,117
   Return on average assets                     1.59%    1.45%         1.58%
   Return on average equity                    12.30%   11.37%        12.37%
   Net income per share                      $  0.40     0.37          1.61
   Book value per share (1)                    13.85    12.88         13.56



Note - Book value per share has been computed including common stock subject to ESOP put option as part of stockholders' equity.

                                NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                                   AVERAGE BALANCES AND INTEREST RATES


   ($000's)                       MARCH 31, 1997           MARCH 31, 1996         DECEMBER 31, 1996
                               AVERAGE      YIELD/      AVERAGE       YIELD/     AVERAGE      YIELD/
                               BALANCE       COST       BALANCE        COST      BALANCE       COST
                               =======      =======     =======      =======     =======     =======
   Interest-earning
    assets(1)                 $368,671        8.18%     361,871        8.19%     364,575       8.16%
   Interest-bearing
    liabilities                293,968        4.42%     293,302        4.49%     294,374       4.43%
                                             -----                    -----                   -----

   Net interest spread                        3.76%                    3.70%                   3.73%
                                             =====                    =====                   =====

   Net interest margin                        4.66%                    4.55%                   4.59%
                                             =====                    =====                   =====


(1)  The yield on interest-earning assets is shown on a fully tax equivalent basis.


                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                                 LOAN LOSS DATA




                                              For the periods ended

                                      MARCH 31,     MARCH 31,   DECEMBER 31,
    ($000's)                            1997          1996          1996
                                      =========     =========   ============

    Balance at beginning of period    $ 2,575        2,551         2,625
    Provision for loan losses             109           45           331
    Loans charged-off                    (286)         (77)         (506)
    Recoveries                             47           12           125
                                      -------       ------        ------

    Balance at end of period          $ 2,445        2,531         2,575
                                      =======       ======        ======
    Ratio of allowance for loan
     losses to loans, net of
     unearned income and deferred
     fees                                1.22%        1.55%         1.31%
                                      =======       ======        ======
    Ratio of net charge-offs to
     average loans, net of
     unearned income and deferred
     fees (1)                             .49%         .15%          .21%
                                      =======       ======        ======
    Ratio of allowance for loan
     losses to nonperforming loans
     (2)                               677.29%      357.34%       418.02%
                                      =======       ======        ======





















(1) Net charge-offs are on an annualized basis.
(2) Bankshares defines nonperforming loans as total nonaccrual and restructured loans. Excluded are loans 90 days past due and still accruing.

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
             NONPERFORMING ASSETS, PAST DUE LOANS AND IMPAIRED LOANS


                                           MARCH 31,   MARCH 31,  DECEMBER 31,
  ($000's)                                    1997       1996         1996
                                           =========   =========  ============
  Nonperforming Assets
  --------------------
   Nonaccrual loans                         $  361        729           536
   Restructured loans                          ---        ---           ---
                                            ------     ------        ------
      Total nonperforming loans                361        729           536
                                            ------     ------        ------
   Nonaccrual securities                        65        215            80
   (Net of valuation allowance)
   Foreclosed property                         445        761           474
   Other repossessed property                   23          3            27
                                            ------     ------        ------
      Total foreclosed and
       repossessed properties                  468        764           501
                                            ------     ------        ------
         Total nonperforming assets         $  894      1,708         1,117
                                            ======     ======        ======
   Ratio of nonperforming assets to
    loans, net of unearned income and
    deferred fees and foreclosed/
    repossessed assets (excludes
    nonaccrual securities)                     .41%       .88%          .52%
                                            ======     ======        ======
  Accruing Loans Past Due 90 Days or More
  ---------------------------------------
   Past due 90 days or more and
    still accruing                          $  460        562           458
                                            ======     ======        ======
   Ratio of loans past due 90 days or
    more to loans, net of unearned
    income and deferred fees                   .23%       .33%          .23%
                                            ======     ======        ======
  Impaired Loans
  --------------
   Total impaired loans                     $  435      1,031           725
                                            ======     ======        ======
   Impaired loans with a
    valuation allowance                        109        377           371
   Valuation allowance                         ---       (296)         (290)
                                            ------     ------        ------
   Impaired loans net of allowance          $  109         81            81
                                            ======     ======        ======
   Impaired loans with no
    valuation allowance                     $  326        301           354
                                            ======     ======        ======
   Average recorded investment
    in impaired loans                       $  580      1,041           800
                                            ======     ======        ======
   Income recognized on impaired loans      $    6          5            33
                                            ======     ======        ======
   Amount of income recognized
    on a cash basis                         $    3          5            23
                                            ======     ======        ======

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The purpose of this discussion is to set forth information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Reference should be made to the financial statements and other information included in this report as well as the 1996 Annual Report and Form 10-K for an understanding of the following discussion and analysis.

Results of Operations
---------------------

     Net income for the three months ended March 31, 1997 was $1,530,000 which represents an increase of $135,000 or 9.68% over the first three months of 1996. The return on average assets as of March 31, 1997 and March 31, 1996 were 1.59% and 1.45%, respectively. The return on average equity was 12.30% and 11.37% at March 31, 1997 and 1996, respectively.

     Earnings per share at the end of the first quarter of 1997 was $0.40 per share, an increase of $0.03 per share over the first quarter of 1996.

     The overall improvement in performance was attributable to continued growth in all major income categories. Noninterest expense categories reflected controlled increases. Income tax expense increased as a result of the higher level of taxable income.

Net Interest Income
-------------------

     Net interest income at the end of the first three months of 1997 was $3,964,000, an increase of $249,000 or 6.70% over the same period in 1996. The net interest margin increased to 4.66% from 4.55% as a result of a slight decline in the yield on earning assets by 1 basis point during that period while the cost to fund earning assets declined by 12 basis points. The net increase was due to the shifting of investments to loans.

Provision for Loan Losses
-------------------------

     The provision for loan losses for the period ended March 31, 1997 was $109,000, an increase of $64,000 from the same period the previous year. The increased level of the provision in 1997 was primarily due to loan growth and the need to maintain a satisfactory ratio of the allowance for loan losses to loans. Net charge-offs, which bear directly on the amount of provisions, were up $174 in the first quarter of 1997. This increased level of net charge-offs reflects the write-off of previously identified and allocated credits and does not reflect an overall deterioration of asset quality or a declining trend.

     Management anticipates that additional provisions will be needed in future periods to ensure an adequate allowance for loan losses, due in most part to future loan growth.

     Since the amount of the provision is largely dependent on loan growth, the level of which is difficult to ascertain, management is unable to precisely determine the amount of provision that may ultimately be necessary.

Noninterest Income
------------------

     Noninterest income for the period ended March 31, 1997 was $678,000, an increase of $116,000 or 20.64%. Service charges on deposits increased by 7.75% and was primarily attributable to an increased collection of return check fees. Bankcard fees also improved by 9.09% due to the increased levels of business activity. Trust income, which is dependent on the market values of assets managed and the types of services provided, increased 37.88%. Trust income also benefited from the acquisition of new business.

Noninterest Expense
-------------------

     Noninterest expense for the first three months of 1997 was up 6.83% when compared to the same period in 1996. Salaries and benefits expense increased by $170,000, which was due in part to normal merit and promotion related salary increases.

     Occupancy expense remained essentially stable when the periods ending March 31, 1997 and March 31, 1996 are compared. It is anticipated that such expenses will increase with the opening of a new branch in Rich Creek, Virginia by NBB.

Balance Sheet
-------------

     Total assets at the end of the first three months of 1997 were $392,878,000, an increase of $4,028,000 or 1.04% over year-end 1996. Total deposits at period-end March 31, 1997 were $337,526,000 an increase of $2,942,000 from year-end 1996. While the interest-bearing deposits grew during the first three months of 1997, demand deposits at period-end reflected a 3.53% decrease.

Asset Quality
-------------

     Nonperforming loans, which include nonaccrual loans and restructured loans but exclude loans past due 90 days and still accruing, totaled $361,000 at March 31, 1997 and $536,000 at December 31, 1996. Total foreclosed properties and other repossessed property were $468,000 at March 31, 1997 a decline of $33,000 from December 31, 1996. The ratio of net charge-offs to average loans, net of unearned income and deferred fees was .49% at March 31, 1997. At year-end December 31, 1996, the ratio was .21%. The increased level of net charge-offs reflects for the most part, the write-off of previously identified and allocated credits and does not represent an overall deterioration of credit quality or the onset of an unfavorable trend based on information presently available to management.

     While asset quality trends are generally favorable at present, management cannot predict the duration of the current trend as it can be affected by changes in the local and national economic conditions, the impact of which cannot be precisely determined.

Liquidity
---------

     Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. Net cash from operating activities was $2,002,000 at March 31, 1997. Net cash used in investing activities was $3,866,000 with the majority of that cash invested in securities and federal funds sold. Net cash from financing activities was $2,848,000. Net cash increased $984,000 from December 31, 1996.

     Management is not aware of any trend, commitment or events that will result in or that are reasonably likely to result in a decrease in liquidity that would be adverse and to a degree that operations would be materially impaired.

Capital Resources
-----------------

     Total stockholder equity increased $1,077,000 or 2.16% from December 31, 1996. During the first quarter of 1997, retained earnings grew by $1,530,000. This was, however, offset in part by a $428,000 increase in unrealized net losses on securities held for sale and a $25,000 increase in the value of common stock subject to put option. The common stock subject to put option is affected by the current market price of Bankshares common stock.

     The following table sets forth the various ratios by which bank capital is measured. Bankshares and its subsidiaries continue to be well capitalized.


                                             March 31,   December 31,
                                               1997          1996
                                             =========   ============

           Capital Ratios
           --------------
            Total capital (to risk
             weighted assets)                  23.24%        23.00%
            Tier 1 Capital (to risk
             weighted assets)                  22.20%        21.89%
            Tier 1 capital (to average
             assets, leverage ratio)           13.50%        12.96%


Accounting Considerations
-------------------------

     The Company adopted the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" on January 1, 1997. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of this Statement did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. Statement 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Statement 128 requires restatement of all prior-period EPS data presented. It is not anticipated that Statement 128 will have any effect on current or prior year's EPS data presented by the Company.

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION


Items 1-3.    Legal  Proceedings; Changes  in Securities;  Defaults Upon  Senior
              Securities

              None for the period ended
              March 31, 1997.

Item 4.       Submission of Matters to a Vote of Security Holders

              None for the period ended
              March 31, 1997.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 27 - Financial Data Schedule

              (b) Form 8-K
                    None

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            National Bankshares, Inc.
                                  (Registrant)








   Date:  05/13/97            /s/James G. Rakes
          -------------       -----------------------------
                              James G. Rakes, President and
                              Chief Executive Officer





   Date:  05/13/97            /s/Joan C. Nelson
          -------------       -----------------------------
                              Joan C. Nelson, Treasurer
                              (principal financial officer)