Form 10-Q
period 1997-06-30
NATIONAL BANKSHARES INC
filed 1997-08-13
CIK 796534

United States
                       Securities and Exchange Commission

                            Washington, D. C.  20549

                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended                          Commission File Number:
June 30, 1997                                                           0-15204


                           National Bankshares, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Virginia                                                      54-1375874
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


100 South Main Street
P.O. Box 90002
Blacksburg, Virginia                                                 24062-9002
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)              (540)552-2011
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


               Yes     X           No
                    -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at July 31, 1997
-------------------------------               ---------------------------------
Common Stock, $2.50 Par Value                             3,792,833



                        (This report contains 25 pages)
                   National Bankshares, Inc. and Subsidiaries

                                   Form 10-Q

                                     Index




                                                                        Page
                                                                        ----

Part I    Financial Information
--------------------------------

     Item 1 - Financial Statements

          Consolidated Balance Sheets, June 30, 1997
           and December 31, 1996                                         4-5

          Consolidated Statements of Income, Six
           Months Ended June 30, 1997 and 1996                            6

          Consolidated Statements of Income,
           Three Months Ended June 30, 1997 and 1996                      7

          Consolidated Statements of Changes in
           Stockholders' Equity, Six Months Ended
           June 30, 1997 and 1996                                         8

          Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1997 and 1996                       9-10

          Selected Consolidated Financial Data                          11-16

     Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 17-23


Part II   Other Information
----------------------------

     Items 1 - 3 - Legal Proceedings; Changes in
        Securities; Defaults upon Senior Securities                      24

     Item 4 - Submission of Matters to a Vote of
        Security Holders                                                 24

     Item 5 - Other Information                                          24

     Item 6 - Exhibits and Reports on Form 8-K                           24

     Signatures                                                          25

                   National Bankshares, Inc. and Subsidiaries

                                     Part I
                                     ------

                             Financial Information
                             ---------------------


Item 1. Financial Statements

The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and Bank of Tazewell County (BTC), (the Company), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 1996 Annual Report to Stockholders and additional information supplied in the 1996 Form 10-K.

                National Bankshares, Inc. and Subsidiaries
                       Consolidated Balance Sheets
                   June 30, 1997 and December 31, 1996
                               (Unaudited)

                                                 June 30,   December 31,
 ($000's, except share and per share data)         1997         1996
                                                 =========  ============
 Assets
  Cash and due from banks                        $ 12,838       9,989
  Interest-bearing deposits                         2,837          91
  Federal funds sold                                  ---       1,910
  Securities available for sale                    60,684      62,534
  Securities held to maturity (fair value
   $97,186 in 1997 and $108,755 in 1996)           97,176     108,710
  Mortgage loans held for sale                        215         516
  Loans:
    Real estate construction loans                 10,226       6,295
    Real estate mortgage loans                     43,318      43,917
    Commercial and industrial loans                96,934      87,519
    Loans to individuals                           63,131      60,991
                                                 --------     -------

             Total loans                          213,609     198,722

    Less unearned income and deferred fees         (2,537)     (2,549)
                                                 --------     -------
             Loans, net of unearned income and
              deferred fees                       211,072     196,173

    Less allowance for loan losses                 (2,438)     (2,575)
                                                 --------     -------
             Loans, net                           208,634     193,598
                                                 --------     -------
  Bank premises and equipment, net                  5,124       5,037
  Accrued interest receivable                       3,529       3,510
  Other real estate owned, net                        447         474

  Other assets                                      2,474       2,481
                                                 --------     -------
             Total assets                        $393,958     388,850
                                                 ========     =======
 Liabilities and Stockholders' Equity
  Noninterest-bearing demand deposits            $ 44,786      44,096
  Interest-bearing demand deposits                 74,312      73,804
  Savings deposits                                 47,847      48,164
  Time deposits                                   170,624     168,520
                                                 --------     -------

             Total deposits                       337,569     334,584
                                                 --------     -------
  Other borrowed funds                              1,384         627
  Accrued interest payable                            668         700
  Other liabilities                                   919       1,495
                                                 --------     -------
             Total liabilities                    340,540     337,406
                                                 --------     -------
  Common stock subject to ESOP put option           1,893       1,643
                                                 --------     -------

 Stockholders' equity:
  Preferred stock of no par value.  Authorized
   5,000,000 shares; none issued and
   outstanding                                        ---         ---
  Common stock of $2.50 par value. Authorized
   5,000,000 shares; issued and outstanding
   3,792,833 shares                                 9,482       9,482
  Retained earnings                                44,160      42,210
  Net unrealized losses on securities available
   for sale                                          (224)       (248)
  Common stock subject to ESOP put option          (1,893)     (1,643)
                                                 --------     -------
             Total stockholders' equity            51,525      49,801

  Commitments and contingent liabilities              ---         ---
                                                 --------     -------
             Total liabilities and
              stockholders' equity               $393,958     388,850
                                                 ========     =======

                National Bankshares, Inc. and Subsidiaries
                    Consolidated Statements of Income
                 Six Months Ended June 30, 1997 and 1996
                               (Unaudited)

                                                    June 30,   June 30,
 ($000's, except per share data)                      1997       1996
                                                   =========   =========
 Interest Income
  Interest and fees on loans                        $ 9,422      8,290
  Interest on interest-bearing deposits                  81          7
  Interest on federal funds sold                        231        270
  Interest on securities - taxable                    3,983      4,645
  Interest on securities - nontaxable                   918      1,044
                                                    -------     ------
             Total interest income                   14,635     14,256
                                                    -------     ------
 Interest Expense
  Interest on time deposits of $100,000 or more       1,103      1,023
  Interest on other deposits                          5,317      5,496
  Interest on borrowed funds                             31         13
                                                    -------     ------
            Total interest expense                    6,451      6,532
                                                    -------     ------
            Net interest income                       8,184      7,724
  Provision for loan losses                             209        110
                                                    -------     ------
            Net interest income after provision
             for loan losses                          7,975      7,614
                                                    -------     ------
 Noninterest Income
  Service charges on deposit accounts                   561        559
  Other service charges and fees                        135        123
  Credit card fees                                      288        260
  Trust income                                          380        245
  Other income                                           12          5
  Realized securities gains                              14          4
                                                    -------     ------
             Total noninterest income                 1,390      1,196
                                                    -------     ------
 Noninterest Expense
  Salaries and employee benefits                      2,702      2,464
  Occupancy and furniture and fixtures                  569        509
  Data processing and ATM                               169        175
  FDIC assessment                                        14          1
  Credit card processing                                271        220
  Goodwill amortization                                  15         15
  Net costs of other real estate owned                    2          6
  Other operating expense                             1,210      1,290
                                                    -------     ------

             Total noninterest expense                4,952      4,680
                                                    -------     ------
  Income before income tax expense                    4,413      4,130
  Income tax expense                                  1,212      1,141
                                                    -------     ------
             Net income                             $ 3,201      2,989
                                                    =======     ======
             Net income per share                   $  0.84       0.79
                                                    =======     ======

                National Bankshares, Inc. and Subsidiaries
                    Consolidated Statements of Income
                Three Months Ended June 30, 1997 and 1996
                               (Unaudited)
                                                    June 30,   June 30,
 ($000's, except per share data)                      1997       1996
                                                   =========   =========
 Interest Income
  Interest and fees on loans                        $ 4,820      4,308
  Interest on interest-bearing deposits                  61          7
  Interest on federal funds sold                        149        107
  Interest on securities - taxable                    1,985      2,306
  Interest on securities - nontaxable                   455        543
                                                    -------     ------
             Total interest income                    7,470      7,271
                                                    -------     ------
 Interest Expense
  Interest on time deposits of $100,000 or more         570        508
  Interest on other deposits                          2,674      2,734
  Interest on borrowed funds                              6          8
                                                    -------     ------
            Total interest expense                    3,250      3,250
                                                    -------     ------
            Net interest income                       4,220      4,021
  Provision for loan losses                             100         65
                                                    -------     ------
            Net interest income after provision
             for loan losses                          4,120      3,956
                                                    -------     ------
 Noninterest Income
  Service charges on deposit accounts                   283        301
  Other service charges and fees                         51         68
  Credit card fees                                      168        150
  Trust income                                          198        113
  Other income                                            6          3
  Realized securities gains                               6        ---
                                                    -------     ------
             Total noninterest income                   712        635
                                                    -------     ------
 Noninterest Expense
  Salaries and employee benefits                      1,330      1,262
  Occupancy and furniture and fixtures                  325        246
  Data processing and ATM                                95         96
  FDIC assessment                                        11          1
  Credit card processing                                151        123
  Goodwill amortization                                   8          7
  Net costs of other real estate owned                    1          3
  Other operating expense                               590        654
                                                    -------     ------

             Total noninterest expense                 2,511     2,392
                                                                ------
                                                    -------
  Income before income tax expense                    2,321      2,199
  Income tax expense                                    650        605
                                                    -------     ------
             Net income                             $ 1,671      1,594
                                                    =======     ======
             Net income per share                   $  0.44       0.42
                                                    =======     ======

                    National Bankshares, Inc. and Subsidiaries
            Consolidated Statement of Changes in Stockholders' Equity
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)


                                                     Net
                                                 Unrealized
                                                    Gains    Common
                                                  (Losses)   Stock
                                                     on     Subject
                                                 Securities To ESOP
      ($000's, except per       Common Retained   Available   Put
        share data)             Stock  Earnings   For Sale   Option   Total
                                ====== ========= ==========  ======   =====

      Balances, December 31,
       1995                     $9,482   38,390      282        ---  48,154
      Net income                   ---    2,989      ---        ---   2,989
      Cash dividends ($.30 per
       share)                      ---     (572)     ---        ---    (572)
      Cash dividends of BTC
       prior to merger             ---     (510)     ---        ---    (510)
      Change in net unrealized
       gains (losses) on
       securities available
       for sale, net of income
       tax benefit of $750         ---      ---   (1,456)       ---  (1,456)
                                ------   ------   ------     ------  ------

      Balances, June 30, 1996   $9,482   40,297   (1,174)       ---  48,605
                                ======   ======   ======     ======  ======


      Balances, December 31,
       1996                     $9,482   42,210     (248)    (1,643) 49,801
      Net income                   ---    3,201      ---        ---   3,201
      Cash dividend ($.33 per
       share)                      ---   (1,251)     ---        ---  (1,251)
      Change in net unrealized
       gains (losses) on
       securities available
       for sale, net of income
       tax expense of $12          ---      ---       24        ---      24
      Change in common stock
       subject to ESOP put
       option                      ---      ---      ---       (250)   (250)
                                ------   ------   ------     ------  ------

      Balances, June 30, 1997   $9,482   44,160     (224)    (1,893) 51,525
                                ======   ======   ======     ======  ======

                    National Bankshares, Inc. and Subsidiaries
                       Consolidated Statements of Cash Flows
                      Six Months Ended June 30, 1997 and 1996
                                    (Unaudited)

                                                         June 30,    June 30,
    ($000's)                                               1997        1996
                                                         =========  =========
    Cash Flows From Operating Activities
     Net Income                                           $ 3,201     2,989
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                            209       110
         Provision for deferred income taxes                 (127)     (146)
         Depreciation of bank premises and equipment          265       252
         Amortization of intangibles                           29        15
         Amortization of premiums and accretion of
          discounts, net                                      (11)        9
         Gains on bank premises and equipment
          disposals                                            (2)      ---
         Losses on sales and calls of securities
          available for sale, net                             ---         4
         Gains on calls of securities held to
          maturity, net                                       (14)      ---
         Net (increase) decrease in mortgage loans
          held for sale                                       301       (46)
         (Increase) decrease in:
            Accrued interest receivable                       (19)     (168)
            Other assets                                       93       281
         Increase (decrease) in:
            Accrued interest payable                          (32)      (81)
            Other liabilities                                (576)     (966)
                                                          -------    ------
                   Net cash provided by operating
                    activities                              3,317     2,253
                                                          -------    ------
    Cash Flows From Investing Activities
     Net (increase) decrease in federal funds sold          1,910      (225)
     Net (increase) decrease in interest-bearing
      deposits                                             (2,746)     (151)
     Proceeds from calls and maturities of securities
      available for sale                                    4,741     8,036
     Proceeds from calls and maturities of securities
      held to maturity                                     18,370    22,953
     Purchases of securities available for sale            (2,852)   (6,708)
     Purchases of securities held to maturity              (6,816)  (13,206)
     Purchases of loan participations                      (1,149)   (4,496)
     Collections of loan participations                     1,070       484
     Net (increase) decrease in loans made to
      customers                                           (15,222)  (13,614)
     Proceeds from disposal of other real estate owned         29        21
     Recoveries on loans charged off                           56        31
     Bank premises and equipment expenditures                (350)     (228)
     Proceeds from sale of bank premises and equipment        ---         3
                                                          -------    ------
                  Net cash used in investing
                   activities                              (2,959)   (7,100)
                                                          -------    ------

    Cash Flows From Financing Activities
     Net increase (decrease) in time deposits               2,104       330
     Net increase (decrease) in other deposits                881     5,830
     Net increase (decrease) in other borrowed funds          757       918
     Cash dividends paid                                   (1,251)   (1,082)
                                                          -------    ------
                  Net cash provided by financing
                   activities                               2,491     5,996
                                                          -------    ------
     Net increase (decrease) in cash and due from
      banks                                                 2,849     1,149
     Cash and due from banks at beginning of period         9,989    10,041
                                                          -------    ------
     Cash and due from banks at end of period             $12,838    11,190
                                                          =======    ======
    Supplemental Cash Flow Information
     Unrealized gains (losses) in securities available
      for sale (gross)                                    $  (339)   (1,779)
     Deferred income tax benefit                              115       605
                                                          -------    ------
     Net unrealized gains (losses) on securities
      available for sale                                  $  (224)   (1,174)
                                                          =======    ======
     Loans charged to the allowance for loan losses       $   402       191
                                                          =======    ======
     Interest paid                                        $ 6,483     6,613
                                                          =======    ======
     Cash paid for income taxes                           $ 1,585       989
                                                          =======    ======

                    National Bankshares, Inc. and Subsidiaries
                           Selected Balance Sheet Data





                                               June 30,    December 31,
          ($000's)                               1997          1996
                                              =========    ============
          Selected Data at Period-end
           Loans, net                          $208,634      193,598
           Total securities                     157,860      171,244
           Total assets                         393,958      388,850
           Total deposits                       337,569      334,584
           Stockholders' equity                  51,525       49,801


          Selected Data Daily Averages
           Loans, net                          $198,482      177,419
           Total securities                     160,822      177,403
           Total assets                         392,171      388,045
           Total deposits                       336,150      335,938
           Stockholders' equity                  50,779       49,459

                    National Bankshares, Inc. and Subsidiaries
                          Selected Income Statement Data




                                                   For the periods ended

                                                  June 30,        December 31,
   ($000's, except per share data)             1997      1996         1996
                                              ======    ======    ============

   Selected Income Statement Data
    Interest income                          $14,635    14,256        28,647
    Interest expense                           6,451     6,532        13,036
    Net interest income                        8,184     7,724        15,611
    Provision for loan losses                    209       110           331
    Noninterest income                         1,390     1,196         2,693
    Noninterest expense                        4,952     4,680         9,515
    Income taxes                               1,212     1,141         2,341
    Net income                                 3,201     2,989         6,117


   Selected Ratios and Per Share Data
    Return on average assets                    1.65%     1.55%         1.58%
    Return on average equity                   12.29%    12.29%        12.37%
    Net income per share                     $  0.84      0.79          1.61
    Book value per share                       14.08     12.81         13.56



Note - Return on  average equity  and  book value  per share  has been  computed including common stock subject to ESOP put option as a part of stockholders' equity. At June 30, 1997 and December 31, 1996, the return on average equity and book value per share, excluding the common stock subject to ESOP put option from stockholders' equity, were 12.71% and 12.74%, and $13.85 and $13.36, respectively.

                                National Bankshares, Inc. and Subsidiaries
                                    Average Balances and Interest Rates


                                                        For the periods ended
                                   June 30, 1997            June 30, 1996          December 31, 1996

                                Average      Yield/      Average      Yield/      Average     Yield/
   ($000's)                     Balance       Cost       Balance       Cost       Balance      Cost
                                =======     =======      =======      =======     =======     =======
   Interest-earning
    assets(1)                  $370,857       8.25%      367,910        8.09%     364,575       8.16%
   Interest-bearing
    liabilities                 294,720       4.41%      294,738        4.44%     294,374       4.43%
                                             -----                     -----                   -----

   Net interest spread                        3.84%                     3.65%                   3.73%
                                             =====                     =====                   =====
   Net interest margin                        4.74%                     4.53%                   4.59%
                                             =====                     =====                   =====


(1)  The yield on interest earning assets is shown on a fully tax equivalent basis.




                    National Bankshares, Inc. and Subsidiaries
                            Interest Rate Sensitivity





   ($000's)              <3 Months  6 Months   12 Months   1-5 Years >5 Years
                         =========  ========   =========   ========= ========


   Interest-earning
    assets               $ 71,865     21,155      46,695    149,771    80,060

   Interest-bearing
    liabilities           160,490     33,409      57,195     42,509       564

   Gap                    (88,625)   (12,254)    (10,500)   107,262    79,496

   Cumulative gap         (88,625)  (100,879)   (111,379)    (4,117)   75,379






   NOTE: Data shown reflects the earliest of the next repricing opportunity or maturity.

                    National Bankshares, Inc. and Subsidiaries
                                  Loan Loss Data




                                              For the periods ended

                                       June 30,      June 30,    December 31,
    ($000's)                             1997          1996          1996
                                      =========     =========    ============

    Balance at beginning of period     $ 2,575        2,625         2,625
    Provision for loan losses              209          110           331
    Loans charged off                     (402)        (191)         (506)
    Recoveries                              56           31           125
                                       -------       ------        ------

    Balance at end of period           $ 2,438        2,575         2,575
                                       =======       ======        ======
    Ratio of allowance for loan
     losses to loans, net of
     unearned income and deferred
     fees                                 1.16%        1.40%         1.31%
                                       =======       ======        ======
    Ratio of net charge-offs to
     average loans, net of
     unearned income and deferred
     fees (1)                              .35%         .18%          .21%
                                       =======       ======        ======
    Ratio of allowance for loan
     losses to nonperforming loans
     (2)                                679.11%      368.90%       418.02%
                                       =======       ======        ======



















    (1) Net charge-offs are calculated on an annualized basis.
    (2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded from nonperforming loans.

                    National Bankshares, Inc. and Subsidiaries
             Nonperforming Assets, Past Due Loans and Impaired Loans


                                            June 30,    June 30,  December 31,
   ($000's)                                   1997        1996        1996
                                            =========  =========  ============
   Nonperforming Assets
    Nonaccrual loans                         $  359        698          616
    Restructured loans                          ---        ---          ---
                                             ------     ------       ------
       Total nonperforming loans                359        698          616
                                             ------     ------       ------
    Nonaccrual securities
    (Net of valuation allowance)                ---        215           80

    Foreclosed property                         447        741          474
    Other repossessed property                  ---         17           27
                                             ------     ------       ------
       Total foreclosed and
        repossessed properties                  447        758          501
                                             ------     ------       ------
         Total nonperforming assets          $  806      1,671        1,197
                                             ======     ======       ======
    Ratio of nonperforming assets to
     loans, net of unearned income and
     deferred fees and foreclosed/
     repossessed assets                         .21%       .79%         .57%
                                             ======     ======       ======
   Accruing Loans Past Due 90 Days or More
    Past due 90 days or more and
     still accruing                          $  504        436          458
                                             ======     ======       ======
    Ratio of loans past due 90 days or
     more to loans, net of unearned
     income and deferred fees                   .24%       .24%         .23%
                                             ======     ======       ======
   Impaired Loans
    Total impaired loans                     $  464        786          725
                                             ======     ======       ======
    Impaired loans with a
     valuation allowance                     $  188        376          371
    Valuation allowance                        (106)      (294)        (290)
                                             ------     ------       ------
    Impaired loans, net of allowance         $   82         82           81
                                             ======     ======       ======
    Impaired loans with no
     valuation allowance                     $  276        410          354
                                             ======     ======       ======
    Average recorded investment
     in impaired loans                       $  551        812          800
                                             ======     ======       ======
    Income recognized on impaired loans      $    6         16           33
                                             ======     ======       ======
    Amount of income recognized
     on a cash basis                         $    6        ---           23
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


Results of Operations    1997 vs 1996
-------------------------------------

     Net Income for the six months ended June 30, 1997 was $3,201,000 which represents an increase of $212,000 or 7.09% over the first six months of 1996. The return on average assets as of June 30, 1997 and June 30, 1996 were 1.65% and 1.55%, respectively. The return on average equity was 12.71% and 12.29% at June 30, 1997 and 1996, respectively.

     Earnings per share at the end of the second quarter was $0.84 per share, an increase of $0.05 per share over the second quarter of 1996.

     The overall improvement in performance was attributable to continued loan growth. Noninterest expense categories reflected controlled increases. Income tax expense increased as a result of the higher level of taxable income.


Net Interest Income
-------------------

     Net interest income at the end of the first six months of 1997 was $8,184,000 an increase of $460,000 or 5.96% over the same period in 1996.

     The net interest margin increased to 4.74% from 4.53%. The yield on earning assets rose from 8.09% at the end of the second quarter of 1996 to 8.25% at the end of the first six months of 1997, primarily due to continued loan growth. The cost to fund earning assets was 3.51% at June 30, 1997, a five basis point decline from the same period the previous year. During the period, the Company funded its loan growth from the maturities and calls of investment securities. The absorption of existing excess funds allowed the Company to exercise a greater degree of control over interest expense.


Provision for Loan Losses
-------------------------

     The provision for loan losses for the period ended June 30, 1997 was $209,000, an increase of $99,000 or 90.00%. The increased level of the provision in 1997 was primarily due to loan growth and the need to maintain a satisfactory ratio of the allowance for loan losses to loans. Net charge-offs, which bear directly on the amount of the provision, were up $186,000 when the first half of 1997 and 1996 are compared. This increased level of net charge-offs reflects the write-off of previously identified and allocated credits and does not reflect an overall deterioration of asset quality or the initial stages of a declining trend.

     Management anticipates that additional provisions will be needed in future periods to ensure an adequate allowance for loan losses, due in most part to future loan growth.

     Since the amount of the provision is largely dependent on loan growth, the level of which is difficult to ascertain, management is unable to precisely determine the amount of provisions that may ultimately be necessary.


Noninterest Income
------------------

     Noninterest income for the period ended June 30, 1997 was $1,390,000 an increase of $194,000 or 16.22% when compared to the same period the prior year.

     In this category, trust income exhibited the most significant increase rising $135,000 or 55.10%. Trust income is dependent on the market value of assets managed, types of services performed and new business. The increase in 1997 income was the result of a combination of these factors.

     Credit card fees for the first half of 1997 were $288,000, an increase of 10.77% over the first six months of 1996. This increase was primarily due to increases in the volume of activity.

     Other noninterest income categories showed only nominal increases in dollar volume.


Noninterest Expense
-------------------

     Noninterest expense for the first six months of 1997 was $4,952,000 which represents an increase of $272,000 or 5.81% from the same period the previous year. This increase was primarily the result of the absence of merger related expenses incurred in 1996, offset to a degree by normal increases in other expenses included in this category. Salary and benefits expense, along with occupancy expense, contained additional expenses related to the opening of a new branch office.

     Credit card processing expense increased by $51,000, which was attributable to a general increase in business volume. FDIC expense increased due to the imposition of a new assessment. This assessment affects all banks and is being used to fund interest payments on bonds issued to resolve the long term effects of the savings and loan crisis.

     In a recent decision, management has elected to go forward with a major upgrade of its data processing systems. A second major project has also been approved which involves the building of a new facility to house various banking departments, for which office space is currently leased.

     These projects are expected to increase the Company's noninterest expense. These additional expenses will in part be offset by the elimination of lease payments for space presently utilized for banking operations.

Results of Operations    Three Months Ended June 1997 vs June 1996
------------------------------------------------------------------

     Net income for the quarter ending June 30, 1997 was $1,671,000 which represents an increase of $77,000 or 4.83% over the quarter ending June 30, 1996.

     Earnings per share for the second quarter of 1997 were $0.44, an increase of $.02 per share over the second quarter of 1996.


Net Interest Income
-------------------

     Second quarter 1997 net interest income was $4,220,000 an increase of $199,000 or 4.95% over the second quarter of 1996. This increase was due to increased interest income associated with loan growth.


Provision for Loan Losses
-------------------------

     The provision for loan losses for the second quarter of 1997 was $100,000 and $65,000 for the same period in 1996. Continuing loan growth and the necessity to maintain an adequate allowance for loan losses prompted the increase. The increase does not represent a change in the trend of asset quality.


Noninterest Income
------------------

     Overall, total noninterest income for the second quarter of 1997 increased $77,000 or 12.13% over the same quarter of the previous year.

     Service charges on deposit accounts declined by $18,000 or 5.98%, the result of a lower volume of charges. Other service charge income declined by $17,000 or 25.00%. This category contains various miscellaneous items which can vary from time to time.

     Offsetting these declines was trust income, which rose $85,000 or 75.22%, and credit card fees which increased $18,000 or 12.00%, when the second quarter of 1997 and 1996 are compared.

     The increase in trust income was due to a combination of factors including the acquisition of new business, types of services provided during the quarter and market value of assets managed.

     The remaining categories, other income and net realized gains and losses, increased slightly.


Noninterest Expense
-------------------

     Total noninterest expense for the second quarter of 1997 was $2,511,000, an increase of $119,000 or 4.97%.

     Salaries and benefit costs included in this category increased $68,000 or 5.39%. Normal merit increases and the opening of a new branch office in Rich Creek, Virginia contributed to this increase.

     Occupancy expense also increased, attributable to costs associated with a new branch office, lease expenses for additional office space and the acquisition of other fixed assets.

     FDIC expense increased due to the previously mentioned new assessment related to the resolution of the savings and loan crisis.

     Other expenses decreased $64,000 or 9.79%. This was due primarily to the absence of 1996 merger expenses, reduced to a degree by normal operating cost increases.


Balance Sheet
-------------

     Total assets at June 30, 1997 were $393,958,000, an increase of $5,108,000 or 1.31% when compared to December 31, 1996. Total average daily assets at June 30, 1997 were $392,171,000, which represents an increase of $4,126,000 or 1.06% from December 31, 1996.

     Total  investments  at  June  30, 1997  were  $157,860,000,  a decline  of
$13,384,000  or  7.82%.    Daily average  investments  at  June  30,  1997 were
$160,822,000 a decrease of $16,581,000 or 9.35% from December 31, 1996.

     Net loans at period-end increased $15,036,000 or 7.77% with average net loans rising to $198,482,000, an increase of $21,063,000 or 11.87%.

     The decrease in investments and increase in loans reflects the continuing reliance on internal funds, rather than new deposits, to fund new loans. Because the Company has not needed to attract new deposits or utilize other external funding sources to fund loan growth, it has avoided to a degree the higher costs associated with these sources. Growth in average daily deposits for the first six months of 1997 was less than 1%.

     This trend is expected to continue until excess liquidity is fully absorbed.


Asset Quality
-------------

     Nonperforming loans, which include nonaccrual loans and restructured loans but exclude loans past due 90 days and still accruing, totaled $359,000 at June 30, 1997 and $616,000 at December 31, 1996. Total other real estate owned was $447,000 and $474,000 at June 30, 1997 and December 31, 1996, respectively.

     The net charge-off ratio at June 30, 1997 was .35% compared to .21% at December 31, 1996. This increase largely reflects the charge-off of previously identified and allocated credits and does not represent a negative change in the asset quality trend.

     The ratio of allowance for loan losses to loans, net of unearned income and fees, was 1.16% at June 30, 1997 compared to 1.31% at December 31, 1996. This decline was due in part to loan growth and to the charge-off of the previously identified credits mentioned above.

Liquidity
---------

     Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. As mentioned previously, the Company has, and will continue to, fund loan growth and other cash needs through excess liquidity in the investment portfolio.

     In order to provide the best possible service to its customers, the Company has elected to make a substantial upgrade to its data processing systems. In addition, management is planning for the construction of a new office building, which is intended to replace currently leased office space. It is expected that neither project will have a material impact on the Company's liquidity. Management is not aware of any other trend, commitment or event that will result in or that are reasonably likely to result in a decrease in liquidity that would be adverse and to a degree that operations would be materially affected.


Interest Rate Sensitivity
-------------------------

     Interest rate sensitivity is the ability to adjust interest rates in periods of rising and falling interest rates. A positive cumulative gap indicates that in periods of rising rates interest-earning assets will reprice faster than interest-bearing liabilities. This in turn has a positive effect on earnings. The opposite would be true in a falling rate environment in which interest-earning assets would reprice downward at a faster rate than interest-bearing liabilities, compressing the interest rate spread and having a negative effect on profitability.

     At June 30, 1997, the Company is negatively gapped into the one to five year time period. In the event interest rates rise, the Company's profitability would be negatively affected, as its interest sensitive liabilities would reprice at a faster rate than its interest sensitive assets. The ultimate effect, however, would depend on the degree of increase in rates and the period of time at the higher rate level and subsequent shifts.

     The  Company regularly quantifies  interest rate  risk and,  if necessary,
adjusts   its  asset/liability  management  strategy  to  accommodate  changing conditions.


Capital Resources
-----------------

     Total stockholders' equity at June 30, 1997 was $51,525,000, an increase of $1,724,000 or 3.46% from December 31, 1996. This increase was primarily the result of current period net income less dividends paid.

     The following table sets forth the various ratios by which bank capital is measured. The Company and its subsidiaries continue to be well capitalized.

 Capital Ratios                     June 30, 1997     December 31, 1996
 --------------                     -------------     -----------------

 Total capital (to risk
  weighted assets)                      23.41%              23.00%

 Tier 1 capital (to risk
  weighted assets)                      22.37%              21.89%

 Tier 1 capital (to average
  assets, leverage ratio)               13.44%              12.96%


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

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other controls to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Statement 128 requires restatement of all prior-period EPS data presented. It is not anticipated that Statement 128 will have any effect on current or prior year's EPS data presented by the Company.

     In June 1997, the Securities and Exchange Commission issued guidelines related to the disclosure of derivatives and other financial instruments. These guidelines require the Company to make certain disclosures related to accounting policy, as they apply to derivatives and other financial instruments. It further requires additional quantitative disclosures for fiscal year-end 1997.

     To date, the Company's involvement in derivative products has been limited to mortgage-backed securities, CMO's, structured notes and other similar instruments that have less complex risk factors. Management investment strategy does not provide for the use of off balance sheet instruments except for loan commitments and standby letters of credit. Further management does not plan any future involvement in high risk derivative products.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"(Statement 130). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. Statement 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

     This Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" (see the Summary for the definition of and items that make up "other comprehensive income") by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed.

     Statement 130 is applicable to all entities that provide a full set of financial statements consisting of a statement of financial position, results of operations and cash flows. Enterprises that have no items of other comprehensive income in any period presented or not-for-profit organizations required to follow the provisions of FASB Statement No. 117, "Financial Statements of Not-for-Profit Organizations", are excluded from the scope of this Statement.

     Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. Publicly traded enterprises that issue condensed financial statements for interim periods are required to report a total for comprehensive income in those financial statements.

     The Company plans to implement Statement 130 at the effective date.

                   National Bankshares, Inc. and Subsidiaries
                                    Part II
                               Other Information


Items 1-3.    Legal Proceedings; Changes  in Securities;  Defaults Upon  Senior
              Securities

              None


Item 4.       Submission of Matters to a Vote of Security Holders

              None


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



                           National Bankshares, Inc.
                                  (Registrant)








   Date:    08/14/97          /s/James G. Rakes
          -------------       -----------------------------
                              James G. Rakes, President and
                              Chief Executive Officer





   Date:    08/14/97          /s/Joan C. Nelson
          -------------       -----------------------------
                              Joan C. Nelson, Treasurer
                              (principal financial officer)