Form 10-Q
period 1997-09-30
NATIONAL BANKSHARES INC
filed 1997-11-14
CIK 796534

United States
                       Securities and Exchange Commission

                            Washington, D. C.  20549

                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended                          Commission File Number:
September 30, 1997                                                      0-15204


                           National Bankshares, Inc.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Virginia                                                      54-1375874
---------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


100 South Main Street
P.O. Box 90002
Blacksburg, Virginia                                                 24062-9002
---------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)              (540)552-2011
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


          Class                               Outstanding at November 4, 1997
-------------------------------               ---------------------------------
Common Stock, $2.50 Par Value                             3,792,833



                        (This report contains 25 pages)


                   National Bankshares, Inc. and Subsidiaries

                                   Form 10-Q

                                     Index




                                                                        Page
                                                                        ----

Part I    Financial Information
--------------------------------

     Item 1 - Financial Statements

          Consolidated Balance Sheets, September 30, 1997
           and December 31, 1996                                         4-5

          Consolidated Statements of Income, Nine
           Months Ended September 30, 1997 and 1996                       6

          Consolidated Statements of Income,
           Three Months Ended September 30, 1997 and 1996                 7

          Consolidated Statements of Changes in
           Stockholders' Equity, Nine Months Ended
           September 30, 1997 and 1996                                    8

          Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1997 and 1996                 9-10

          Selected Consolidated Financial Data                          11-16

     Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 17-23


Part II   Other Information
----------------------------

     Items 1 - 3 - Legal Proceedings; Changes in
        Securities; Defaults upon Senior Securities                      24

     Item 4 - Submission of Matters to a Vote of
        Security Holders                                                 24

     Item 5 - Other Information                                          24

     Item 6 - Exhibits and Reports on Form 8-K                           24

     Signatures                                                          25

                   National Bankshares, Inc. and Subsidiaries

                                     Part I
                                     ------

                             Financial Information
                             ---------------------


Item 1. Financial Statements

The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and Bank of Tazewell County (BTC), (the Company), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 1996 Annual Report to Stockholders and additional information supplied in the 1996 Form 10-K.

               National Bankshares, Inc. and Subsidiaries
                       Consolidated Balance Sheets
                September 30, 1997 and December 31, 1996
                               (Unaudited)

                                                 September    December
 ($000's, except share and per share data)       30, 1997     31, 1996
                                                 =========  ============
 Assets
  Cash and due from banks                        $ 12,919       9,989
  Interest-bearing deposits                         6,628          91
  Federal funds sold                                4,585       1,910
  Securities available for sale                    60,986      62,534
  Securities held to maturity (fair value
   $91,695 in 1997 and $108,755 in 1996)           91,314     108,710
  Mortgage loans held for sale                        562         516
  Loans:
    Real estate construction loans                  8,286       6,295
    Real estate mortgage loans                     43,439      43,917
    Commercial and industrial loans                99,516      87,519
    Loans to individuals                           65,407      60,991
                                                 --------     -------

             Total loans                          216,648     198,722

    Less unearned income and deferred fees         (2,587)     (2,549)
                                                 --------     -------
             Loans, net of unearned income
              and deferred fees                   214,061     196,173

    Less allowance for loan losses                 (2,419)     (2,575)
                                                 --------     -------
             Loans, net                           211,642     193,598
                                                 --------     -------

  Bank premises and equipment, net                  5,097       5,037
  Accrued interest receivable                       3,583       3,510
  Other real estate owned, net                        417         474
  Other assets                                      2,432       2,481
                                                 --------     -------
             Total assets                        $400,165     388,850
                                                 ========     =======
 Liabilities and Stockholders' Equity
  Noninterest-bearing demand deposits            $ 45,922      44,096
  Interest-bearing demand deposits                 73,834      73,804
  Savings deposits                                 47,373      48,164
  Time deposits                                   175,217     168,520
                                                 --------     -------
             Total deposits                       342,346     334,584
                                                 --------     -------

  Other borrowed funds                                484         627
  Accrued interest payable                            681         700
  Other liabilities                                 1,380       1,495
                                                 --------     -------
             Total liabilities                    344,891     337,406
                                                 --------     -------

  Common stock subject to ESOP put option           1,783       1,643
                                                 --------     -------

 Stockholders' equity:
  Preferred stock of no par value.  Authorized
   5,000,000 shares; none issued and
   outstanding                                        ---         ---
  Common stock of $2.50 par value. Authorized
   5,000,000 shares; issued and outstanding
   3,792,833 shares                                 9,482       9,482
  Retained earnings                                45,777      42,210
  Net unrealized gains (losses) on securities
   available for sale                                  15        (248)
  Common stock subject to ESOP put option          (1,783)     (1,643)
                                                 --------     -------

             Total stockholders' equity            53,491      49,801

  Commitments and contingent liabilities              ---         ---
                                                 --------     -------
             Total liabilities and
              stockholders' equity               $400,165     388,850
                                                 ========     =======

                National Bankshares, Inc. and Subsidiaries
                    Consolidated Statements of Income
              Nine Months Ended September 30, 1997 and 1996
                               (Unaudited)
                                                   September   September
 ($000's, except per share data)                    30, 1997   30, 1996
                                                   =========   =========
 Interest Income
  Interest and fees on loans                        $ 14,418    12,729
  Interest on interest-bearing deposits                  136        48
  Interest on federal funds sold                         323       376
  Interest on securities   taxable                     5,922     6,731
  Interest on securities   nontaxable                  1,353     1,496
                                                    --------    ------
             Total interest income                    22,152    21,380
                                                    --------    ------
 Interest Expense
  Interest on time deposits of $100,000 or more        1,715     1,532
  Interest on other deposits                           8,024     8,217
  Interest on borrowed funds                              32        23
                                                    --------    ------
            Total interest expense                     9,771     9,772
                                                    --------    ------
            Net interest income                       12,381    11,608

  Provision for loan losses                              303       216
                                                    --------    ------
            Net interest income after provision
             for loan losses                          12,078    11,392
                                                    --------    ------
 Noninterest Income
  Service charges on deposit accounts                    801       843
  Other service charges and fees                         204       175
  Credit card fees                                       449       376
  Trust income                                           559       399
  Other income                                            53        32
  Realized securities gains, net                          25         6
                                                    --------    ------
             Total noninterest income                  2,091     1,831
                                                    --------    ------
 Noninterest Expense
  Salaries and employee benefits                       4,088     3,711
  Occupancy and furniture and fixtures                   843       765
  Data processing and ATM                                268       257
  FDIC assessment                                         29         2
  Credit card processing                                 423       348
  Goodwill amortization                                   22        22
  Net costs of other real estate owned                     9        10
  Other operating expense                              1,845     1,846
                                                    --------    ------

             Total noninterest expense                 7,527     6,961
                                                    --------    ------
  Income before income tax expense                     6,642     6,262
  Income tax expense                                   1,824     1,708
                                                    --------    ------
             Net income                             $  4,818     4,554
                                                    ========    ======
             Net income per share                   $   1.27      1.20
                                                    ========    ======

                National Bankshares, Inc. and Subsidiaries
                    Consolidated Statements of Income
              Three Months Ended September 30, 1997 and 1996
                               (Unaudited)

                                                   September   September
 ($000's, except per share data)                    30, 1997   30, 1996
                                                   =========   =========
 Interest Income
  Interest and fees on loans                        $  4,996     4,439
  Interest on interest-bearing deposits                   55        16
  Interest on federal funds sold                          92       131
  Interest on securities   taxable                     1,939     2,086
  Interest on securities   nontaxable                    435       452
                                                    --------    ------
             Total interest income                     7,517     7,124
                                                    --------    ------
 Interest Expense
  Interest on time deposits of $100,000 or more          612       509
  Interest on other deposits                           2,707     2,721
  Interest on borrowed funds                               1        10
                                                    --------    ------
            Total interest expense                     3,320     3,240
                                                    --------    ------
            Net interest income                        4,197     3,884

  Provision for loan losses                               94       106
                                                    --------    ------
            Net interest income after provision
             for loan losses                           4,103     3,778
                                                    --------    ------
 Noninterest Income
  Service charges on deposit accounts                    240       284
  Other service charges and fees                          69        52
  Credit card fees                                       161       131
  Trust income                                           179       139
  Other income                                            41        27
  Realized securities gains, net                          11         2
                                                    --------    ------
             Total noninterest income                    701       635
                                                    --------    ------
 Noninterest Expense
  Salaries and employee benefits                       1,386     1,247
  Occupancy and furniture and fixtures                   274       256
  Data processing and ATM                                 99        82
  FDIC assessment                                         15         1
  Credit card processing                                 152       128
  Goodwill amortization                                    7         7
  Net costs of other real estate owned                     7         4
  Other operating expense                                635       556
                                                    --------    ------

             Total noninterest expense                 2,575     2,281
                                                    --------    ------
  Income before income tax expense                     2,229     2,132
  Income tax expense                                     612       567
                                                    --------    ------
             Net income                             $  1,617     1,565
                                                    ========    ======
             Net income per share                   $   0.43      0.41
                                                    ========    ======

                     National Bankshares, Inc. and Subsidiaries
             Consolidated Statement of Changes in Stockholders' Equity
                   Nine Months Ended September 30, 1997 and 1996
                                    (Unaudited)


                                                      Net
                                                  Unrealized
                                                     Gains    Common
                                                   (Losses)    Stock
                                                      on      Subject
                                                  Securities  To ESOP
       ($000's, except per       Common  Retained  Available    Put
         share data)             Stock   Earnings  For Sale   Option   Total
                                 ====== ========= ==========  ======   =====
       Balances, December 31,
        1995                     $9,482   38,390      282        ---  48,154
       Net income                   ---    4,554      ---        ---   4,554
       Cash dividends ($.30 per
        share)                      ---     (571)     ---        ---    (571)
       Cash dividends of BTC
        prior to merger             ---     (510)     ---        ---    (510)
       Change in net unrealized
        gains (losses) on
        securities available
        for sale, net of income
        tax benefit of $582         ---      ---   (1,129)       ---  (1,129)
                                 ------   ------   ------     ------  ------

       Balances, September 30,
        1996                     $9,482   41,863     (847)       ---  50,498
                                 ======   ======   ======     ======  ======


       Balances, December 31,
        1996                     $9,482   42,210     (248)    (1,643) 49,801
       Net income                   ---    4,818      ---        ---   4,818
       Cash dividend ($.33 per
        share)                      ---   (1,251)     ---        ---  (1,251)
       Change in net unrealized
        gains (losses) on
        securities available
        for sale, net of income
        tax expense of $135         ---      ---      263        ---     263
       Change in common stock
        subject to ESOP put
        option                      ---      ---      ---       (140)   (140)
                                 ------   ------   ------     ------  ------
       Balances, September 30,
        1997                     $9,482   45,777       15     (1,783) 53,491
                                 ======   ======   ======     ======  ======

                    National Bankshares, Inc. and Subsidiaries
                       Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 1997 and 1996
                                    (Unaudited)

                                                         September  September
     ($000's)                                            30, 1997    30, 1996
                                                         =========  =========
     Cash Flows From Operating Activities
      Net Income                                         $  4,818     4,554
      Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                           303       216
          Provision for deferred income taxes                (127)      582
          Depreciation of bank premises and equipment         408       351
          Amortization of intangibles                          22        22
          Amortization of premiums and accretion of
           discounts, net                                       3        39
          (Gains) losses on bank premises and equipment
           disposals                                           (2)      ---
          (Gains)losses on sales and calls of
           securities available for sale, net                 ---        (4)
          (Gains) losses on calls of securities held to
           maturity, net                                      (25)      ---
          Net (increase) decrease in mortgage loans
           held for sale                                      (46)      743
          (Increase) decrease in:
             Accrued interest receivable                      (73)     (130)
             Other assets                                      18      (509)
          Increase (decrease) in:
             Accrued interest payable                         (19)     (862)
             Other liabilities                               (115)      (86)
                                                          -------    ------
                    Net cash provided by operating
                     activities                             5,165     4,916
                                                          -------    ------
     Cash Flows From Investing Activities
      Net (increase) decrease in federal funds sold        (2,675)    4,062
      Net (increase) decrease in interest-bearing
       deposits                                            (6,537)    2,343
      Proceeds from calls and maturities of securities
       available for sale                                   6,795    13,860
      Proceeds from calls and maturities of securities
       held to maturity                                    25,425    35,830
      Purchases of securities available for sale           (4,844)   (9,397)
      Purchases of securities held to maturity             (8,012)  (28,457)
      Purchases of loan participations                     (1,515)   (1,853)
      Collections of loan participations                    1,365     1,040
      Net (increase) decrease in loans made to
       customers                                          (18,293)  (23,620)
      Proceeds from disposal of other real estate owned        83        29
      Recoveries on loans charged off                          71       111
      Bank premises and equipment expenditures               (475)        3
      Proceeds from sale of bank premises and equipment         9      (587)
                                                          -------    ------
                   Net cash used in investing
                    activities                             (8,603)   (6,636)
                                                          -------    ------

     Cash Flows From Financing Activities
      Net increase (decrease) in time deposits              6,697     1,710
      Net increase (decrease) in other deposits             1,065     3,728
      Net increase (decrease) in other borrowed funds        (143)    1,301
      Cash dividends paid                                  (1,251)   (1,081)
                                                          -------    ------
                   Net cash provided by financing
                    activities                              6,368     5,658
                                                          -------    ------
      Net increase (decrease) in cash and due from
       banks                                                2,930     3,938
      Cash and due from banks at beginning of period        9,989    10,055
                                                          -------    ------

      Cash and due from banks at end of period            $12,919    13,993
                                                          =======    ======
     Supplemental Cash Flow Information
      Unrealized gains (losses) on securities available
       for sale (gross)                                   $   398    (1,711)
      Deferred income tax benefit (expense)                  (135)      582
                                                          -------    ------
      Net unrealized gains (losses) on securities
       available for sale                                 $   263    (1,129)
                                                          =======    ======

      Loans charged to the allowance for loan losses      $   530       364
                                                          =======    ======
      Interest paid                                       $ 9,790     9,858
                                                          =======    ======
      Cash paid for income taxes                          $ 2,276     1,839
                                                          =======    ======

      Investments charged to the allowance for
       securities losses                                  $   272       ---
                                                          =======    ======

                   National Bankshares, Inc. and Subsidiaries
                          Selected Balance Sheet Data




                                                September      December
            ($000's)                             30, 1997      31, 1996
                                                =========      ========

            Selected Data at Period-end
             Loans, net                          $211,642       193,598
             Total securities                     152,300       171,244
             Total assets                         400,165       388,850
             Total deposits                       342,346       334,584
             Stockholders' equity                  53,491        49,801

            Selected Data Daily Averages
             Loans, net                          $201,849       177,419
             Total securities                     159,121       177,403
             Total assets                         393,909       388,045
             Total deposits                       337,740       335,938
             Stockholders' equity (1)              51,354        49,459




            (1) Includes amount related to common stock subject to ESOP put option. The effect is immaterial.

                   National Bankshares, Inc. and Subsidiaries
                         Selected Income Statement Data



                                                    For the periods ended
                                                 September 30,     December 31,

   ($000's, except per share data)             1997      1996         1996
                                             ========  ========   ============
   Selected Income Statement Data
    Interest income                          $22,152     21,380       28,647
    Interest expense                           9,771      9,772       13,036
    Net interest income                       12,381     11,608       15,611
    Provision for loan losses                    303        216          331
    Noninterest income                         2,091      1,831        2,693
    Noninterest expense                        7,527      6,961        9,515
    Income taxes                               1,824      1,708        2,341
    Net income                                 4,818      4,554        6,117


   Selected Ratios and Per Share Data
    Return on average assets (1)                1.64%      1.57%        1.58%
    Return on average equity (1)               12.13%     12.45%       12.37%
    Net income per share                     $  1.27       1.20         1.61
    Book value per share                     $ 14.57      13.31        13.56



 Note - Return on  average equity and  book value per  share has been  computed including common stock subject to ESOP put option as a part of stockholders' equity. At September 30, 1997 and December 31, 1996, the return on average equity and book value per share, excluding the common stock subject to ESOP put option from stockholders' equity, were 12.54% and 12.74%, and $14.38 and $13.36, respectively.

 (1)    Calculated on an annualized basis.

                               National Bankshares, Inc. and Subsidiaries
                                  Average Balances and Interest Rates


                                                       For the periods ended
                                September 30, 1997       September 30, 1996       December 31, 1996
                               Average      Yield/      Average      Yield/      Average     Yield/
  ($000's)                     Balance       Cost       Balance       Cost       Balance      Cost
                               =======     =======      =======      =======     =======     =======
  Interest-earning
   assets(1)                   $372,605     8.24%       365,350       8.14%      364,575       8.16%
  Interest-bearing
   liabilities                  295,175     4.43%       294,175       4.44%      294,374       4.43%
                                           -----                     -----                    -----
  Net interest spread                       3.81%                     3.70%                    3.73%
                                           =====                     =====                    =====

  Net interest margin                       4.73%                     4.55%                    4.59%
                                           =====                     =====                    =====


(1)  The yield on interest-earning assets is shown on a fully tax equivalent basis.


                  National Bankshares, Inc. and Subsidiaries
                          Interest Rate Sensitivity





  ($000's)              <3 Months  6 Months   12 Months   1-5 Years >5 Years
                        =========  ========   =========   ========= ========

  Interest-earning
   assets               $ 85,972     25,941      51,104    135,986    79,133
  Interest-bearing
   liabilities           156,942     43,596      51,837     44,210       323
                        --------    -------     -------    -------   -------

  Gap                    (70,970)   (17,655)       (733)    91,776    78,810
                        ========    =======     =======    =======   =======

  Cumulative gap         (70,970)   (88,625)    (89,358)     2,418    81,228
                        ========    =======     =======    =======   =======






  NOTE: Data shown reflects the earliest of the next repricing opportunity or maturity.

                  National Bankshares, Inc. and Subsidiaries
                                Loan Loss Data




                                             For the periods ended

                                     September     September      December
   ($000's)                           30, 1997      30, 1996      31, 1996
                                     =========     =========     ==========

   Balance at beginning of period     $ 2,575         2,625        2,625
   Provision for loan losses              303           216          331
   Loans charged off                     (530)         (364)        (506)
   Recoveries                              71           111          125
                                      -------        ------       ------
   Balance at end of period           $ 2,419         2,588        2,575
                                      =======        ======       ======

   Ratio of allowance for loan
    losses to loans, net of
    unearned income and deferred
    fees                                 1.13%         1.36%        1.31%
                                      =======        ======       ======
   Ratio of net charge-offs to
    average loans, net of
    unearned income and deferred
    fees (1)                              .30%          .19%         .21%
                                      =======        ======       ======

   Ratio of allowance for loan
    losses to nonperforming loans
    (2)                                675.70%       412.10%      418.02%
                                      =======        ======       ======





   (1)  Net charge-offs are calculated on an annualized basis.
   (2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded from nonperforming loans.

                  National Bankshares, Inc. and Subsidiaries
           Nonperforming Assets, Past Due Loans and Impaired Loans

                                           September  September    December
  ($000's)                                 30, 1997    30, 1996    31, 1996
                                           =========  =========   ==========
  Nonperforming Assets
   Nonaccrual loans                        $   358         628         616
   Restructured loans                          ---         ---         ---
                                           -------      ------      ------
       Total nonperforming loans               358         628         616
                                           -------      ------      ------
   Nonaccrual securities
   (net of valuation allowance)                ---         ---          80
   Foreclosed property                         417         731         474
   Other repossessed property                   11           6          27
                                           -------      ------      ------
       Total foreclosed and
        repossessed properties                 428         737         501
                                           -------      ------      ------
         Total nonperforming assets        $   786       1,365       1,197
                                           =======      ======      ======
   Ratio of nonperforming assets to
    loans, net of unearned income and
    deferred fees and foreclosed/
    repossessed assets                         .37%        .72%        .57%
                                           =======      ======      ======

   Accruing Loans Past Due 90 Days or More $   546         329         458
                                           =======      ======      ======
   Ratio of loans past due 90 days or
    more to loans, net of unearned
    income and deferred fees                   .26%        .17%        .23%
                                           =======      ======      ======
  Impaired Loans

   Total impaired loans                    $   424       1,053         725
                                           =======      ======      ======
   Impaired loans with a
    valuation allowance                        382         736         371
   Valuation allowance                        (140)       (655)       (290)
                                           -------      ------      ------
   Impaired loans, net of allowance        $   242          81          81
                                           =======      ======      ======
   Impaired loans with no
    valuation allowance                    $    42         317         354
                                           =======      ======      ======
   Average recorded investment
    in impaired loans                      $   519       1,036         800
                                           =======      ======      ======

   Income recognized on impaired loans     $     8          18          33
                                           =======      ======      ======
   Amount of income recognized
    on a cash basis                        $     9         ---          23
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

Results of Operations    Nine Months Ended September 30, 1997
                         vs September 30, 1996
-------------------------------------------------------------

     Net income for the nine months ended September 30, 1997 was $4,818,000 which represents an increase of $264,000 or 5.80% over the first nine months of 1996. The return on average assets as of September 30, 1997 and September 30, 1996 were 1.64% and 1.57%, respectively. The return on average equity was 12.13% and 12.45% at September 30, 1997 and 1996, respectively.

     Earnings per share at the end of the third quarter was $1.27 per share, an increase of $0.07 per share over the third quarter of 1996.

     The overall improvement in performance was attributable to continued loan growth and growth in noninterest income. These increases were offset to a degree by increases in the provision for loan losses and noninterest expense. Income tax expense increased as a result of the higher level of taxable income.

Net Interest Income
-------------------

     Net interest income at the end of the first nine months of 1997 was $12,381,000 an increase of $773,000 or 6.66% over the same period in 1996.

     The net interest margin increased to 4.73% from 4.55%. The yield on earning assets rose from 8.14% at the end of the first nine months of 1996 to 8.24% at the end of the first nine months of 1997, primarily due to continued loan growth. The cost to fund earning assets was 3.51% at September 30, 1997, an eight basis point decline from the same period the previous year. During the current period, the Company funded the majority of its loan growth from the maturities and calls of investment securities and the remainder with deposit growth.

Provision for Loan Losses
-------------------------

     The provision for loan losses for the period ended September 30, 1997 was $303,000, an increase of $87,000 or 40.28%. The increased level of the provision in 1997 was primarily due to loan growth and the need to maintain a satisfactory ratio of the allowance for loan losses to loans. Net charge-offs, which bear directly on the amount of the provision, were up $206,000 when the first nine months of 1997 and 1996 are compared. This increased level of net charge-offs reflects the write-off of previously identified and allocated credits and does not reflect an overall deterioration of asset quality or the initial stages of a declining trend.

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

Noninterest Income
------------------

     Noninterest income for the period ended September 30, 1997 was $2,091,000, an increase of $260,000 or 14.20% when compared to the same period the prior year.

     Service charges on deposit accounts declined by $42,000 or 4.98%. A significant portion of these fees consists of charges for checks returned for insufficient funds and overdrafts. The level of income derived from these charges is directly dependent on the willingness of the customer to bear such charges. Accordingly, bank income in this area may vary.

     Trust income exhibited the most significant increase in the noninterest income category, rising $160,000 or 40.10%. Trust income is dependent on the market value of assets managed, types of services performed and new business. The increase in 1997 income was the result of a combination of these factors.

     Credit card  fees for the third quarter of 1997 were $449,000, an increase
of 19.41% over the first nine months of 1996.   This increase was primarily due
to increases in transaction volume.

     Other noninterest income categories showed only nominal increases in dollar volume and were associated with normal increases in business activity.

Noninterest Expense
-------------------

     Noninterest expense for the first nine months of 1997 was $7,527,000 which represents an increase of $566,000 or 8.13% from the same period the previous year.

     Salary and benefits expense, along with occupancy expense, include additional expenses related to the opening of a new branch office in Rich Creek, Virginia in April 1997.

     Credit card processing expense increased by $75,000, which was attributable to a general increase in business volume, and was in turn offset by certain types of credit card fees included in noninterest income. FDIC expense increased due to the imposition of a new assessment. This assessment affects all banks and is being used to fund interest payments on bonds issued to resolve the savings and loan crisis.

     Management has scheduled a major upgrade of its information systems for the last quarter of 1997. A second major project has also been approved which involves the building of a new facility to house various banking departments, for which office space is currently leased.

     These projects have and are expected to continue to increase the Company's noninterest expense. These additional expenses will in part be offset by the elimination of lease payments for space presently utilized for banking operations.

Results of Operations    Three Months Ended September 1997 vs September 1996
----------------------------------------------------------------------------

     Net income for the quarter ending September 30, 1997 was $1,617,000 which represents an increase of $52,000 or 3.32% over the quarter ending September 30, 1996.

     Earnings per share for the third quarter of 1997 was $0.43, an increase of $0.02 per share over the third quarter of 1996.

Net Interest Income
-------------------

     Third quarter 1997 net interest income was $4,197,000 an increase of $313,000 or 8.06% over the third quarter of 1996. This increase was due to increased net interest income associated with loan growth.

Provision for Loan Losses
-------------------------

     The provision for loan losses for the third quarter of 1997 was $94,000, compared to $106,000 for the same period in 1996. Continuing loan growth and the necessity to maintain an adequate allowance for loan losses prompted the current year's addition. The provision does not represent a change in the trend of asset quality.

Noninterest Income
------------------

     Overall, total noninterest income for the third quarter of 1997 increased $66,000 or 10.39% over the same quarter of the previous year.

     Service charges on deposit accounts declined by $44,000 or 15.49%, the result of a lower volume of charges. Other service charge income increased by $17,000 or 32.69%. This category contains various miscellaneous items which can vary from time to time.

     Trust income rose $40,000 or 28.78%, and credit card fees increased $30,000 or 22.90%, when the third quarter of 1997 and 1996 are compared. The increase in trust income was due to a combination of factors, including the acquisition of new business, types of services provided and market value of assets managed.

     The remaining categories, other income and net realized gains and losses on securities, also increased. The other income category contains miscellaneous income items which may vary in amount from time to time. Net realized gains and losses on securities levels are generally governed in large part by securities called or sold. In the third quarter of 1997, the sale of certain bonds resulted in a $10,000 gain.

Noninterest Expense
-------------------

     Total noninterest expense for the third quarter of 1997 was $2,575,000, an increase of $294,000 or 12.89%.

     Salaries and benefit costs included in this category increased $139,000 or 11.15%. Normal merit increases and the opening of a new branch office in Rich Creek, Virginia contributed to this increase.

     Occupancy expense also increased, related to costs associated with a new branch office, lease expenses for additional office space and the acquisition of other fixed assets.

     FDIC expense increased due to the previously mentioned new assessment related to the resolution of the savings and loan crisis.

     Other  expenses   increased  $79,000  or   14.21%.    This   increase  was
attributable in part to increases in supplies, training costs and other expenses.

Balance Sheet
-------------

     Total assets at September 30, 1997 were $400,165,000, an increase of $11,315,000 or 2.91% when compared to December 31, 1996. Total average daily assets at September 30, 1997 were $393,909,000, which represents an increase of $5,864,000 or 1.51% from December 31, 1996.

     Total  investments at September 30,  1997 were $152,300,000,  a decline of
$18,944,000 or 11.06%.   Daily average investments  at September 30,  1997 were
$159,121,000 a decrease of $18,282,000 or 10.31% from December 31, 1996.

     Net loans at period-end increased $18,044,000 or 9.32% with average net loans rising to $201,849,000, an increase of $24,430,000 or 13.77%.

     The decrease in investments and increase in loans reflects the continued use of internal funds, to the extent possible, to fund new loans. Because the Company has had a limited need to attract new deposits or utilize other external funding sources to fund loan growth, it has in the past avoided to a degree the higher costs associated with these sources. However, there is an indication that recent market conditions may necessitate higher rates to retain and procure deposits, which can be expected to increase the Company's interest expense. Growth in average daily deposits for the first nine months of 1997 was less than 1%.

Asset Quality
-------------

     Nonperforming loans, which include nonaccrual loans and restructured loans, but which exclude loans past due 90 days and still accruing, totaled $358,000 at September 30, 1997 and $616,000 at December 31, 1996. Total other real estate owned, net was $417,000 and $474,000 at September 30, 1997 and December 31, 1996, respectively.

     The net charge-off ratio at September 30, 1997 was .30% compared to .21% at December 31, 1996. This increase largely reflects the charge-off of previously identified and allocated credits and does not represent a negative change in the asset quality trend.

     The ratio of allowance for loan losses to loans, net of unearned income and fees, was 1.13% at September 30, 1997 compared to 1.31% at December 31, 1996. This decline was due in part to loan growth and to the charge-off of the previously identified credits mentioned above.

Liquidity
---------

     Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. As mentioned previously, the Company has, and will continue, to fund loan growth and other cash needs through excess liquidity in the investment portfolio, acquiring external funds, through its deposit gathering activities to meet additional funding needs.

     In order to provide the best possible service to its customers, the Company for the last quarter of 1997 has scheduled a substantial upgrade to its information systems. In addition, management is planning for the construction of a new office building, which is intended to replace currently leased office space. It is expected that neither project will have a material impact on the Company's liquidity. Management is not aware of any other trend, commitment or event that will result in or that is reasonably likely to result in a decrease in liquidity that would be adverse and to a degree that operations would be materially affected.

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

     At September 30, 1997, the Company is negatively gapped into the one to five year time period. In the event interest rates rise, the Company's profitability would be negatively affected, as its interest sensitive liabilities would reprice at a faster rate than its interest sensitive assets. The ultimate effect, however, would depend on the degree of increase in rates and the period of time at the higher rate level and subsequent changes in interest rates.

     The Company regularly quantifies interest rate risk and the resultant effect on earnings and capital. If necessary, its asset/liability management strategy is adjusted to accommodate changing conditions.

Capital Resources
-----------------

     Total stockholders'  equity  at September  30,  1997 was  $53,491,000,  an
increase  of $3,690,000  or 7.41% from  December 31,  1996.   This increase was
primarily the result of current period net income less dividends paid.

     The following table sets forth the various ratios by which bank capital is
measured.   The  Company  and each  of  its subsidiaries  continue  to be  well capitalized.

  Capital Ratios                        September 30, 1997  December 31, 1996
  --------------                        ------------------  -----------------
  Total capital (to risk
   weighted assets)                            23.58%            23.00%
  Tier 1 capital (to risk
   weighted assets)                            22.57%            21.89%
  Tier 1 capital (to average
   assets, leverage ratio)                     13.76%            12.96%

Accounting Considerations
-------------------------

     The Company adopted the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" on January 1, 1997. Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of Statement 125 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. Statement 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

     To date, the Company's involvement in derivative products has been limited to mortgage-backed securities, CMO's, structured notes and other similar instruments that have less complex risk factors. Management investment strategy does not provide for the use of off-balance sheet instruments except for loan commitments and standby letters of credit. Furthermore, management does not plan any future involvement in high risk derivative products.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. Statement 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

     This Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed.

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



                           National Bankshares, Inc.
                                  (Registrant)








   Date:  11/14/97            /s/James G. Rakes
          -------------       -----------------------------
                              James G. Rakes, President and
                              Chief Executive Officer





   Date:  11/14/97            /s/Joan C. Nelson
          -------------       -----------------------------
                              Joan C. Nelson, Treasurer
                              (principal financial officer)