Form 10-K
period 1997-12-31
NATIONAL BANKSHARES INC
filed 1998-03-30
CIK 796534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission file number
   December 31, 1997                                            O-15204

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 18, 1998 was $96,689,655. The aggregate market value was computed based on a price determined from transactions known to management of the Registrant since its stock is not extensively traded, listed on any exchange, or quoted by NASDAQ. (In determining this amount, the registrant assumes that all of its Directors and principal Officers are affiliates. Such assumption shall not be deemed conclusive for any other purposes.)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at March 18, 1998
------------------------------                   -------------------------------
COMMON STOCK, $2.50 PAR VALUE                              3,792,833



                       DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrants' Annual Report to Stockholders for the year ended December 31, 1997, is incorporated by reference into Parts I and II of this report.

Selected information from the Registrant's Proxy Statement for the Annual Meeting to be held April 14, 1998 and filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.






































                        (This report contains 40 pages.)
                                              --
                   (The Index of Exhibits are on pages 39-40.)





                        NATIONAL BANKSHARES, INCORPORATED

                       ANNUAL REPORT FOR 1997 ON FORM 10-K


                                TABLE OF CONTENTS


                                                              PAGE
                                                              ----

            PART I

            Item 1.  Business                                 3-29
            Item 2.  Properties                                29
            Item 3.  Legal Proceedings                         29
            Item 4.  Submission of Matters to a Vote of
                      Security Holders                         29
            Executive Officers of the Registrant               30
            PART II

            Item 5.  Market for Registrant's Common
                      Equity and Related Stockholder
                      Matters                                  31
            Item 6.  Selected Financial Data                   31
            Item 7.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                            31
            Item 7A. Quantitative and Qualitative
                      Disclosures About Market Risk           31-33
            Item 8.  Financial Statements and
                      Supplementary Data                       34
            Item 9.  Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure                     34

            PART III

            Item 10. Directors and Executive Officers of
                       the Registrant                          34
            Item 11. Executive Compensation                    34
            Item 12. Security Ownership of Certain
                       Beneficial Owners and Management        34
            Item 13. Certain Relationships and Related
                       Transactions                            35

            PART IV

            Item 14. Exhibits, Financial Statement
                       Schedules, and Reports on Form 8-K     35-37

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

The National Bank of Blacksburg

   The National Bank of Blacksburg was originally chartered as the Bank of Blacksburg in 1891. Its state charter was converted to a national charter in 1922 and it became The National Bank of Blacksburg. NBB operates a full-service banking business from its headquarters in Blacksburg, Virginia, and its eight area branch offices. NBB offers general retail and commercial banking services to individuals, businesses, local government units and institutional customers. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making real estate, commercial, revolving, consumer and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks, savings bond sales and utility payment services; and providing other miscellaneous services normally offered by commercial banks. NBB also conducts a general trust business in Blacksburg near its headquarters location. Through its trust operation, NBB offers a variety of personal and corporate trust services.

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

Commercial Loans

   NBB and BTC make both secured and unsecured loans to businesses and to individuals for business purposes. Loan requests are granted based upon several factors including credit history, past and present relationships with the bank and marketability of collateral. Unsecured commercial loans must be supported by a satisfactory balance sheet and income statement. Business loans made on a secured basis may be secured by a security interest in marketable equipment, accounts receivable, business equipment and/or general intangibles of the business. In addition, or in the alternative, the loan may be secured by a deed of trust lien on business real estate.

   The risks associated with commercial loans are related to the strength of the individual business, the value of loan collateral and the general health of the economy.

Residential Real Estate Loans

   Loans  secured by  residential  real  estate  are  originated  by  both  bank subsidiaries. Loans originated by BTC are typically held in the bank's loan portfolio. NBB sells a substantial percentage of the residential real estate loans it originates in the secondary market on a servicing released basis. There are occasions when a borrower or the real estate do not qualify under secondary market criteria, but the loan request represents a reasonable credit risk. Also, an otherwise qualified borrower may choose not to have their mortgage loan sold. On these occasions, if the loan meets NBB's internal underwriting criteria, the loan will be closed and placed in NBB's portfolio. In its secondary market operation, NBB participates in insured loan programs sponsored by the Department of Housing and Urban Development, the Veterans Administration and the Virginia Housing Development Authority.

   Residential real estate loans carry risk associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

Construction Loans

   NBB makes loans for the purpose of financing the construction of business and residential structures to financially responsibly business entities and individuals. These loans are subject to the same credit criteria as commercial and residential real estate loans. Although BTC offers construction loans, its involvement in this area of lending is more limited than NBB's due to the nature of its market area.

   In addition to the risks associated with all real estate loans, construction loans bear the risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may at any point in time be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be the bank's loan customer, is unable to finish the construction project as planned because of financial pressures unrelated to the project. Loans to customers that are made as permanent financing of construction loans may likewise under certain circumstances be affected by external financial pressures on those customers.

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

   The following table sets forth, for the three fiscal years ended December 31, 1997, 1996 and 1995 the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

                                                            Percentage of
      Period             Class of Service                   Total Revenues
      ------             ----------------                   --------------

      December 31, 1997  Interest and Fees on Loans             59.92%
                         Interest on Investments                29.31%

      December 31, 1996  Interest and Fees on Loans             54.98%
                         Interest on Investments                34.61%


      December 31, 1995  Interest and Fees on Loans             51.72%
                         Interest on Investments                38.16%



Market Area

The National Bank of Blacksburg Market Area

   NBB's primary market area consists of the northern portion of Montgomery County and all of Giles County, Virginia. This area includes the towns of Blacksburg and Christiansburg in Montgomery County and the towns of Pearisburg, Pembroke and Rich Creek, in Giles County. The local economy is diverse and is oriented toward higher education, retail and service, light manufacturing and agriculture. For the years 1997, 1996 and 1995 the unemployment rate in Montgomery County was 2.6%, 3.3% and 3.0%, respectively, and the rate in Giles County during those years was 6.7% in 1997 and 8.4% in 1996 and 1995. Montgomery County's largest employer is Virginia Polytechnic Institute and State University (VPI & SU) located in Blacksburg. VPI & SU is the Commonwealth's land grant college and also its largest university. Employment at VPI & SU has remained stable over the past three years, and it is not expected to change materially in the next few years. A second state supported university, Radford University, is located in the western edge of NBB's service area. It too has provided stable employment opportunities in the region.

   Giles County's primary employer is the Celco plant, that manufactures the material from which cigarette filters are made. In 1995 and 1996 employment at that plant was stable, however, in late 1997 temporary employee furloughs were announced, and it is anticipated that some percentage of these temporary layoffs will become permanent. Several other small manufacturing concerns are located in Montgomery and Giles Counties. These concerns manufacture diverse products and are not dependent upon one sector of the economy.

   Since 1988, Montgomery County has developed into a regional retail center, with the construction of two large shopping areas. Two area hospitals, each of which are affiliated with different large health care systems, have in the past several years constructed additional facilities and have attracted additional health care providers to Montgomery County, making it a center for basic health care services. VPI & SU's Corporate Research Center has brought several small high tech companies to Blacksburg, and further expansion is planned.

   Montgomery County has experienced good growth, with the total fair market value of real estate, measured in constant dollars, increasing 49% in the years between 1980 and 1992. Growth is predicted to continue through the year 2000; however, the rate is likely to be slower, as the predicted rate of population growth in Montgomery County is expected to moderate. Neighboring Giles County is more rural and had only 22% of Montgomery County's total population in 1990. Giles County has experienced a slight decline in population since the 1990 census. Total fair market value of real estate, measured in real dollars, increased in Giles County by 54% between 1980 and 1992, but declined by 9% over that twelve-year period, as measured in constant dollars. The continued slow decline of Giles County's population is predicted to continue through the year 2000. However, since the total population of the County reported in the 1990 census was only 16,366, and the population projected by the Virginia Employment Commission for Giles in the year 2000 is 16,121, the predicted decline of 245 individuals is not expected to materially impact NBB's business in Giles County.

   NBB's primary market area offers the advantages of a good quality of life, scenic beauty, moderate climate and the cultural attractions of two major universities. The region has marketed itself as a retirement destination, and it has had some recent success attracting retirees, particularly from the Northeast and urban Northern Virginia. These marketing efforts are expected to continue.

Bank of Tazewell County Market Area

   Most of BTC's business originates from Tazewell County, Virginia and Mercer County, West Virginia. This includes the towns of Tazewell and Bluefield, Virginia and Bluefield, West Virginia. BTC's primary market area has largely depended on the coal mining industry and farming for its economic base. In recent years, coal companies have mechanized and this has reduced the number of individuals required for the production of coal. There are still a number of support industries for the coal mining business that continue to provide employment in the area. Additionally, several new businesses have been established in the area, and Bluefield, West Virginia has begun to emerge as a regional medical center. Unemployment has stabilized, and real estate values also remain stable and comparable to other areas in southwest Virginia.

   For 1997, 1996 and 1995 the unemployment rate for Tazewell County was 9.5%, 9.5% and 10.2%, respectively. In the same years, Mercer County, West Virginia's unemployment rate was 5.3%, 5.2% and 5.7%, respectively.

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

   At December 31, 1997, NBB employed  107 full time equivalent employees at its
main  office, operations center  and branch offices.   BTC at  December 31, 1997
employed 69 in its various offices and operational areas.

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

   Community Reinvestment Act. NBB and BTC are subject to the provisions of the Community Reinvestment Act of 1977 (the CRA), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community served by the bank, including low and moderate-income neighborhoods. Under the implementing CRA regulations, banks have the option of being assessed for CRA compliance under one of several methods. Small banks are evaluated differently than larger banks and technically are not subject to some data collection requirements. The focus of the regulations is on the volume and distribution of a bank's loans, with particular emphasis on lending activity in low and moderate-income areas and to low and moderate-income persons. The regulations place substantial importance on a bank's product delivery system, particularly branch localities. The new regulations require banks, other than small banks, to comply with significant data collection requirements. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required for any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge, consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. It is likely that banks' compliance with the CRA, as well as other so-called fair lending laws, will face ongoing government scrutiny and that costs associated with compliance will continue to increase.

   NBB has received a CRA rating of "Outstanding" in its last examination by federal bank regulators. BTC was rated as "Satisfactory".

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

   On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act) became law. The Interstate Act, which became effective September 29, 1995, allows bank holding companies to acquire banks in any state, without regard to state law, except that if the state has a minimum requirement for the amount of time a bank must be in existence, that law must be preserved. Under the Virginia Banking Act, a Virginia bank or all of the subsidiaries of Virginia holding companies sought to be acquired must have been in continuous operation for more than two years before the date of such proposed acquisition. The Interstate Act permits banks to acquire out-of-state branches through interstate mergers, beginning June 1, 1997. States could opt-in to interstate branching earlier, or opt-out before June 1, 1997. De novo branching, where an out-of-state bank holding company sets up a new branch in another state, requires a state's specific approval. An acquisition or merger is not permitted under the Interstate Act if the bank, including its insured depository affiliates, will control more than 10% of the total amount of deposits of insured depository institutions in the United States, or will control 30% or more of the total amount of deposits of insured depository institutions in any state.

   Virginia has, by statute, elected to opt-in fully to interstate branching under the Interstate Act, effective July 1, 1995. Under the Virginia statute, Virginia state banks may, with the approval of the Virginia State Corporation Commission, establish and maintain a de novo branch or acquire one or more branches in a state other than Virginia, either separately or as part of a merger. Procedures also are established to allow out-of-state domiciled banks to establish or acquire branches in Virginia, provided the "home" state of the bank permits Virginia banks to establish or acquire branches within its borders. The activities of such branches will be subject to the same laws as Virginia domiciled banks, unless such activities are prohibited by the law of the state where the bank is organized. The Virginia State Corporation Commission has the authority to examine and supervise out-of-state state banks to ensure that the branch is operating in a safe and sound manner and in compliance with the laws of Virginia. The Virginia statute authorizes the Bureau of Financial Institutions to enter into cooperative agreements with other state and federal regulators for the examination and supervision of out-of-state state banks with Virginia operations, or Virginia domiciled banks with operations in other states. Likewise, national banks, with the approval of the OCC, may branch into and out of the state of Virginia. Any Virginia branch of an out-of-state national bank is subject to Virginia law (enforced by the OCC) with respect to intrastate branching, consumer protection, fair lending and community reinvestment as if it were a branch of a Virginia bank, unless preempted by federal law.

   The Interstate Act permits banks and bank holding companies from throughout the United States to enter Virginia markets through the acquisition of Virginia institutions and makes it easier for Virginia bank holding companies and Virginia state and national banks to acquire institutions and to establish branches in other states. Competition in market areas served by the Company may increase as a result of the Interstate Act and the Virginia interstate banking statutes.

   Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured financial institutions. A Bank Insurance Fund (the BIF) is maintained for commercial banks, with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. Beginning in 1993, insured depository institutions like NBB and BTC paid for deposit insurance under a risk-based premium system. Both NBB and BTC qualified for the minimum annual premium rate of $2,000 per year in 1996. Beginning in 1997, all banks, including NBB and BTC, were subject to a higher FDIC assessment which funds interest payments for bank issues to resolve problems associated with the savings and loan industry. This assessment will continue until 2018-2019. The assessment will vary over the period from 1.29 cents to 2.43 cents per $100 of deposits.

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

   In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 capital to total assets less intangibles) guidelines that are applicable to Bankshares and BTC. The OCC has adopted similar regulations applicable to NBB. These guidelines provide for a minimum ratio of 4.0% for banks that meet certain specified criteria, including that they have the highest regulatory

CAMEL rating and are not anticipating or experiencing significant growth and have well-diversified risk. All other banks will be required to maintain an additional cushion of at least 100 to 200 basis points, based upon their particular circumstances and risk profiles. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

   As of September 29, 1996, "The Depository Insurance Fund Act of 1996" became law. This legislation provided for a one time assessment on banks that had previously acquired certain deposits from savings and loan institutions. Neither NBB or BTC were subject to that special assessment. Beginning in 1997, all banks were subject to increased assessments that are designed to finally resolve problems associated with the savings and loan industry.

Other Legislative and Regulatory Concerns

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

               STATISTICAL DISCLOSURE BY NATIONAL BANKSHARES, INC.
                           AND SUBSIDIARIES (BANKSHARES)

  I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
        ---------------------------------------------------------------------

        A.   AVERAGE BALANCE SHEETS

             The following table presents, for the years indicated, condensed daily average balance sheet information.
              ($ in thousands)

                                                           December 31,
                                                     -------------------------
             ASSETS                                  1997       1996      1995
             ------                                  ----       ----      ----
             Cash and due from banks              $  9,954       9,842    10,189
             Interest bearing deposits               4,165       1,651       ---
             Federal funds sold                      8,181       8,903    12,105
             Securities available for sale:
                Taxable                             54,213      65,992    41,695
                Nontaxable                           6,312       6,679       930
             Securities held to maturity:
                Taxable                             67,046      79,599   105,701
                Nontaxable                          29,608      25,133    35,668
             Mortgage loans held for sale              413         850       723
             Loans, net                            204,540     177,419   159,920
             Other assets                           11,500      11,977    11,475
                                                  --------     -------   -------

                  Total assets                    $395,932     388,045   378,406
                                                  ========     =======   =======

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
             Noninterest-bearing demand
              deposits                            $ 44,193      41,997    38,833
             Interest-bearing demand deposits       75,519      76,017    77,545
             Savings deposits                       47,781      49,783    54,698
             Time deposits                         171,946     168,141   159,185
                                                  --------     -------   -------

                  Total deposits                   339,439     335,938   330,261

             Short-term borrowings                     319         433       593
             Other liabilities                       2,462       2,215     1,826
                                                  --------     -------   -------

                Total liabilities                  342,220     338,586   332,680

             Stockholders' equity                   53,712      49,459    45,726
                                                  --------     -------   -------
                Total liabilities and
                 stockholders' equity             $395,932     388,045   378,406
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
                              December 31, 1997           December 31, 1996          December 31, 1995
                          -------------------------  --------------------------  --------------------------
                                            Average                     Average                     Average
                          Average           Yield/   Average            Yield/   Average            Yield/
  ($ in thousands)        Balance Interest   Rate    Balance  Interest   Rate    Balance  Interest   Rate
                          ------- --------  -------  -------  --------  -------  -------  --------  -------
  Interest-earning
   assets:
  Loans, net (1)(2)(3)   $204,953   19,667   9.60%    178,269   17,339   9.73%    160,643   15,897   9.90%
  Taxable securities      121,259    7,776   6.41%    145,591    8,877   6.10%    147,396    9,723   6.60%
  Nontaxable
   securities (1)          35,920    2,708   7.54%     31,812    2,971   9.34%     36,598    2,856   7.80%
  Federal funds sold        8,181      470   5.75%      8,903      567   6.37%     12,105      704   5.82%
  Interest bearing
   deposits                 4,165      230   5.52%      1,651       91   5.51%        ---      ---    ---
                         --------   ------   ----     -------   ------   ----     -------   ------   ----
  Total interest-
   earning assets        $374,478   30,851   8.24%    366,226   29,845   8.15%    356,742   29,180   8.18%
                         ========   ======   ====     =======   ======   ====     =======   ======   ====
  Interest-bearing
   liabilities:
  Interest-bearing
   demand deposits       $ 75,519    3,073   4.07%     76,017    2,182   2.87%     77,545    2,353   3.03%
  Savings deposits         47,781    1,571   3.29%     49,783    1,646   3.31%     54,698    1,798   3.29%
  Time deposits           171,946    8,445   4.91%    168,141    9,181   5.46%    159,185    8,517   5.35%
  Short-term borrowings       319       17   5.33%        433       27   6.24%        593       35   5.90%
  Long-term debt              ---      ---    ---         ---      ---    ---         ---      ---    ---
                         --------   ------   ----     -------   ------   ----     -------   ------   ----
  Total interest-
   bearing liabilities   $295,565   13,106   4.43%    294,374   13,036   4.43%    292,021   12,703   4.35%
                         ========   ======   ====     =======   ======   ====     =======   ======   ====
  Net interest income
   and interest rate
   spread                           17,745   3.81%              16,809   3.72%              16,477   3.83%
                                    ======   ====               ======   ====               ======   ====
  Net yield on average
   interest-earning
   assets                                    4.74%                       4.59%                       4.62%
                                             ====                        ====                        ====

(1)     Interest on nontaxable  loans and securities is computed on a fully taxable equivalent basis using   a
        Federal income tax rate of 34%.
(2)     Loan fees of $339 in 1997, $374 in 1996 and $305 in 1995 are included in total interest income.
(3)     Nonaccrual loans are included in average balances for yield computations.

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
                                              1997 Over 1996                   1996 Over 1995
                                      -------------------------------  -------------------------------
                                        Changes Due To                   Changes Due To
                                      -------------------              -------------------
                                                           Net Dollar                       Net Dollar
       ($ in thousands)               Rates(2)  Volume(2)    Change    Rates(2)  Volume(2)    Change
                                      --------  ---------  ----------  --------  ---------  ----------
       Interest income:(1)
         Loans                        $ (200)      2,528       2,328    (276)      1,718        1,442
         Taxable securities              441      (1,542)     (1,101)   (728)       (118)        (846)
         Nontaxable securities          (617)        354        (263)    518        (403)         115
         Federal funds sold              (53)        (44)        (97)     62        (199)        (137)
         Interest bearing deposits       ---         139         139     ---          91           91
                                      ------      ------      ------   -----      ------       ------
         Increase(decrease) in
          income on interest-
          earning assets              $ (429)      1,435       1,006    (424)      1,089          665
                                      ------      ------      ------   -----      ------       ------
       Interest expense:
         Interest-bearing demand
          deposits                    $  905         (14)        891    (125)        (46)        (171)
         Savings deposits                 (9)        (66)        (75)     10        (162)        (152)
         Time deposits                  (940)        204        (736)    178         486          664
         Short-term borrowings            (4)         (6)        (10)      2         (10)          (8)
                                      ------      ------      ------   -----      ------       ------
         Increase(decrease) in
          expense of interest-
          bearing liabilities         $  (48)        118          70      65         268          333
                                      ------      ------      ------   -----      ------       ------
       Increase (decrease) in net
        interest income               $ (381)      1,317         936    (489)        821          332
                                      ======      ======      ======   =====      ======       ======


(1)   Taxable equivalent basis using a Federal income tax rate of 34%.
(2)   Variances caused by  the change  in rate  times the change  in volume  have been allocated  to rate  and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

 II.  INVESTMENT PORTFOLIO

      A.   BOOK VALUE OF INVESTMENTS

           The amortized  costs and fair values of securities available for sale as of December 31, 1997, 1996 and 1995 were as follows:
                                                                             December 31,
                                                         ----------------------------------------------------
                                                               1997              1996              1995
                                                         ----------------  ----------------  ----------------
                                                         AMORTIZED  FAIR   AMORTIZED  FAIR   AMORTIZED  FAIR
      ($ in thousands)                                     COSTS   VALUES    COSTS   VALUES    COSTS   VALUES
                                                         --------- ------  --------- ------  --------- ------
      Securities available for sale:
       U.S. Treasury                                      $ 6,742    6,862    8,740   8,790    14,991  15,322
       U.S. Government agencies and corporations           36,252   36,276   33,840  33,640    42,586  42,809
       States and political subdivisions                    9,540    9,639    8,688   8,619     7,613   7,567
       Mortgage-backed securities (1)                       4,172    4,119    4,568   4,452     4,748   4,645
       Other securities                                     8,582    8,686    7,074   7,033     5,505   5,527
                                                          -------   ------   ------  ------    ------  ------
          Total securities available for sale             $65,288   65,582   62,910  62,534    75,443  75,870
                                                          =======   ======   ======  ======    ======  ======

           The amortized costs of securities held  to maturity as of December 31, 1997, 1996 and 1995  were as follows:
                                                                                    December 31,
                                                                           ------------------------------
      ($ in thousands)                                                     1997         1996         1995
                                                                           ----         ----         ----
      Securities held to maturity:
       U.S. Treasury                                                      $ 7,527       11,547       19,330
       U.S. Government agencies and corporations                           36,853       54,804       49,938
       States and political subdivisions                                   32,949       34,144       36,428
       Mortgage-backed securities (1)                                         630          767          961
       Other securities                                                     6,433        7,448        5,108
                                                                          -------      -------      -------
          Total securities held to maturity                               $84,392      108,710      111,765
                                                                          =======      =======      =======

      (1)  The majority  of  Mortgage-backed  Securities  and  Collateralized  Mortgage  Obligations  held  at
           December 31, 1997 were  backed by U.S. agencies.  Certain holdings  are required to be periodically subjected to  the Financial Institution  Examination Council's (FFIEC) high  risk mortgage security
           test.   These tests address possible  fluctuations in the average life  and price sensitivity which
           are the primary  risks associated with this  type of security.   Such tests are usually  subject to
           regulatory review.

      Except for U.S. Government securities,  the Company has no  securities with any issuer that exceeds  10%
      of stockholders' equity.


B.    MATURITIES AND ASSOCIATED YIELDS

      The following table presents the maturities  for those securities available for sale and held to matrity as of December 31, 1997 and weighted average yield for each range of maturities.

                                                               Maturities and Yields
                                                                 December 31, 1997
                                            ---------------------------------------------------------
      ($ in thousands except for % data)    < 1 Year 1-5 Years 5-10 Years > 10 Years   None      Total
                                            -------- --------- ---------- ----------   ----      -----
      Available for Sale
      ------------------
        U.S. Treasury                        $   995    3,867      2,000       ---       ---    $ 6,862
                                                5.12%    7.10%      5.92%      ---%      ---%      6.47%
        U.S. Agencies                          6,476   17,395     11,403     1,001       ---     36,275
                                                5.60%    6.19%      7.16%     7.35%      ---%      6.42%
        Mortgage-backed securities               ---      ---        622     3,501       ---      4,123
                                                 ---%     ---%      5.82%     6.03%      ---%      6.00%
        Taxable Securities                       ---    1,099      1,337       769       ---      3,205
                                                 ---%    6.64%      7.09%     7.63%      ---%      7.07%
        Nontaxable Securities                    ---    2,263      3,696       473       ---      6,432
                                                 ---%    6.68%      7.06%     7.38%      ---%      6.95%
        Corporate                              1,204    1,521      3,041     2,057       ---      7,823
                                                5.98%    6.72%      6.76%     7.07%      ---%      6.71%
        Other securities                         ---      ---        ---       ---       862        862
                                                 ---%     ---%       ---%      ---%    13.51%     13.51%
                                            ------------------------------------------------------------
         Total                                 8,675   26,145     22,099     7,801       862     65,582
                                                5.60%    6.42%      6.93%     6.71%    13.51%      6.59%
                                            ============================================================
      Held To Maturity
      ----------------
        U.S. Treasury                          3,000    6,035        ---       ---       ---      9,035
                                                4.89%    6.04%       ---%      ---%      ---%      5.66%
        U.S. Agencies                         10,249   16,614      8,480       ---       ---     35,343
                                                5.24%    5.99%      6.80%      ---%      ---%      5.97%
        Mortgage-backed securities               ---       42        192       395       ---        629
                                                 ---%    6.65%      7.67%     8.08%      ---%      7.86%
        Taxable Securities                       411    1,274      1,267     1,659       ---      4,611
                                                6.72%    6.99%      7.50%     7.40%      ---%      7.25%
        Nontaxable Securities                  2,990   17,954      6,664     1,697       ---     29,305
                                                8.59%    7.47%      8.24%     7.90%      ---%      7.79%
        Corporate                              1,500    3,005        471       493       ---      5,469
                                                5.80%    6.98%      7.50%     8.00%      ---%      6.79%
        Other securities                         ---      ---        ---       ---       ---        ---
                                                 ---%     ---%       ---%      ---%      ---%       ---%
                                            ------------------------------------------------------------
         Total                                18,150   44,924     17,074     4,244       ---     84,392
                                                5.81%    6.68%      7.44%     7.73%      ---%      6.70%
                                            ============================================================
(1)   Rates shown represent weighted average yield on a fully taxable basis.


III.  LOAN PORTFOLIO
      --------------

      The Company concentrates its lending activities in commercial and industrial loans, real estate mortgage loans both residential and business, and loans to individuals. The following tables set forth (i) a comparison of the Company's loan portfolio by major category of loans as of the dates indicated and (ii) the maturities and interest rate sensitivity of the loan portfolio at December 31, 1997.

      A.   TYPES OF LOANS

                                                   December 31,
                                      ----------------------------------------
           ($ in thousands)           1997     1996     1995    1994      1993
                                      ----     ----     ----    ----      ----
           Commercial and industrial
            loans                   $101,379  87,519   59,609   59,213   67,359
           Real estate mortgage
            loans                     42,969  43,917   45,589   44,447   40,236
           Real estate construction
            loans                      8,510   6,295    6,007    5,643    3,967
           Loans to individuals       66,635  60,991   56,920   52,031   43,084
                                    -------- -------  -------  -------  -------
            Total loans              219,493 198,722  168,125  161,334  154,646

           Less unearned income and
            deferred fees             (2,503) (2,549)  (2,307)  (2,494)  (1,907)
                                    -------- -------  -------  -------  -------
            Total loans, net of
             unearned income         216,990 196,173  165,818  158,840  152,739

           Less allowance for loans
            losses                    (2,438) (2,575)  (2,625)  (2,551)  (2,583)
                                    -------- -------  -------  -------  -------
            Total loans, net        $214,552 193,598  163,193  156,289  150,156
                                    ======== =======  =======  =======  =======

      B.   MATURITIES AND INTEREST RATE SENSITIVITIES



                                                  December 31, 1997
                                       --------------------------------------
                                                             After
            ($ in thousands)           <1 Year   1-5 Years  5 Years     Total
                                       -------   ---------  -------     -----
            Commercial and
             industrial                $49,984     36,935    14,460    101,379
            Real estate
             construction                8,510        ---       ---      8,510
            Less loans with
             predetermined interest
             rates                      (9,718)   (13,447)  (13,262)   (36,427)
                                       -------    -------   -------    -------
            Loans with adjustable
             rates                     $48,776     23,488     1,198     73,462
                                       =======    =======   =======    =======

  C.  RISK ELEMENTS

      1.   Nonaccrual, Past Due and Restructured Loans

           The following table presents aggregate amounts for nonaccrual loans, restructured loans, other real estate owned, net and accruing loans which are contractually past due ninety days or more as to interest or principal payments.
                                                       December 31,
                                            ----------------------------------
            ($ in thousands)                1997    1996   1995    1994   1993
                                            ----    ----   ----    ----   ----
            Nonaccrual loans:
              Commercial and industrial    $   55     121    270     ---    710
              Real estate mortgage             32     495    418     390  1,123
              Real estate construction        ---     ---    ---     ---    ---
              Loans to individuals            ---     ---     30      30     31
                                           ------   -----  -----   -----  -----
                                           $   87     616    718     420  1,864
            Restructured loans:
              Commercial and industrial       ---     ---    ---     229    598
                                           ------   -----  -----   -----  -----
             Total nonperforming loans     $   87     616    718     649  2,462
            Other real estate owned, net      421     474    762   1,150    225
                                           ------   -----  -----   -----  -----
             Total nonperforming assets    $  508   1,090  1,480   1,799  2,687
                                           ======   =====  =====   =====  =====
            Accruing loans past due 90
            days or more:
              Commercial and industrial    $   82      14     11       4     45
              Real estate mortgage            358     252    250     219    198
              Real estate construction        ---     ---    ---      87    243
              Loans to individuals            232     192    313     180    128
                                           ------   -----  -----   -----  -----
                                           $  672     458    574     490    614
                                           ======   =====  =====   =====  =====

           The effect of nonaccrual and restructured loans on interest income is presented below:

             ($ in thousands)                            1997    1996     1995
                                                         ----    ----     ----
             Scheduled interest:
               Nonaccrual loans                         $   8       68     59
               Restructured loans                         ---      ---    ---
                                                        -----    -----   ----
              Total scheduled interest                  $   8       68     59
                                                        -----    -----   ----
             Recorded interest:
               Nonaccrual loans                         $   1       24      5
               Restructured loans                         ---      ---    ---
                                                        -----    -----   ----
              Total recorded interest                   $   1       24      5
                                                        =====    =====   ====

           Interest is recognized on the cash basis for all loans carried in nonaccrual status. Loans generally are placed in nonaccrual status when the collection of principal or interest is ninety days or more past due, unless the obligation is both well-secured and in the process of collection.

      2.   Potential Problem Loans

           At December 31, 1997, the recorded investment in loans which have been identified as impaired loans totaled $177,000. Of this amount, $124,000 related to loans with no valuation allowance and $53,000 related to loans with a corresponding valuation allowance of $53,000. For the year-ended December 31, 1997, the average recorded investment in impaired loans was approximately $458,000 and the total interest income recognized on impaired loans was $23,000 of which $12,000 was recognized on a cash basis.

           At December 31, 1996, the recorded investment in loans which have been identified as impaired loans totaled $725,000. Of this amount, $354,000 related to loans with no valuation allowance and $371,000 related to loans with a corresponding valuation allowance of $290,000. For the year ended December 31, 1996, the average recorded investment in impaired loans was approximately $800,000, and the total interest income recognized on impaired loans was $33,000 of which $23,000 was recognized on a cash basis.

      3.   Foreign Outstandings

           At  December  31,  1997,  1996  and  1995,  there  were   no  foreign
           outstandings.

      4.   Loan Concentrations

           The Company does a general banking business, serving the commercial, agricultural and personal banking needs of its customers. NBB's trade territory, commonly referred to as the New River Valley, consists of Montgomery and Giles Counties, Virginia and portions of adjacent counties. NBB's operating results are closely correlated with the economic trends within this area which are, in turn, influenced by the area's three largest employers, Virginia Polytechnic Institute and State University, Montgomery County Schools and Celco. Other industries include a wide variety of manufacturing, retail and service concerns. Most of BTC's business originates from the communities of Tazewell and Bluefield and other communities in Tazewell County, Virginia and in Mercer County, West Virginia. BTC's service area has largely depended on the coal mining industry and farming for its economic base. In recent years, coal companies have mechanized and reduced the number of persons engaged in the production of coal. There are still a number of support industries for the coal mining business that continue to provide employment in the area. Additionally, several new businesses have been established in the area and Bluefield, West Virginia has begun to emerge as a regional medical center. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of these areas.

           At December 31, 1997 and 1996, approximately $80 million and $71 million, respectively, of the loan portfolio were concentrated in commercial real estate. This represents approximately 37% and 36% of the loan portfolio at December 31, 1997 and 1996, respectively. Included in commercial real estate at December 31, 1997 and 1996 was approximately $50 million and $49 million, respectively, in loans for college housing and professional office buildings. Loans secured by residential real estate were approximately $65 million and $60 million at December 31, 1997 and 1996, respectively. This represents approximately 30% and 31% of the loan portfolio at December 31, 1997 and 1996, respectively. Loans secured by automobiles were approximately $34 million and $29 million at December 31, 1997 and 1996, respectively. This represents approximately 16% of the loan portfolio at December 31, 1997 and 15% at December 31, 1996.

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

 IV.  SUMMARY OF LOAN LOSS EXPERIENCE
      -------------------------------

      A.   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

           The following tabulation shows average  loan balances at the end  of each period; changes  in the allowance  for loan  losses arising  from loans charged  off and  recoveries on  loans previously charged off  by  loan  category; and  additions  to the  allowance  which  have been  charged  to operating expense:

                                                                           December 31,
                                                          ----------------------------------------------
           ($ in thousands)                               1997      1996       1995      1994       1993
                                                          ----      ----       ----      ----       ----
           Average loans outstanding                    $204,540    177,419   159,920    152,976   149,027
                                                        ========    =======   =======    =======   =======
           Balance at beginning of year                    2,575      2,625     2,551      2,583     2,327

           Charge-offs:
            Commercial and industrial loans                  257         95        23         72       231
            Real estate mortgage loans                       ---         11         9        192       285
            Real estate construction loans                   ---        ---       ---         53       ---
            Loans to individuals                             422        400       259        322       246
                                                        --------    -------   -------    -------   -------
            Total loans charged off                          679        506       291        639       762
                                                        --------    -------   -------    -------   -------
           Recoveries:
            Commercial and industrial loans                   70          4        10          7        10
            Real estate mortgage loans                       ---         64        16          4         5
            Real estate construction loans                   ---        ---       ---        ---       ---
            Loans to individuals                              37         57        57         43        50
                                                        --------    -------   -------    -------   -------
            Total recoveries                                 107        125        83         54        65
                                                        --------    -------   -------    -------   -------
           Net loans charged off                             572        381       208        585       697
                                                        --------    -------   -------    -------   -------
           Additions charged to operations                   435        331       282        553       953
                                                        --------    -------   -------    -------   -------
           Balance at end of year                       $  2,438      2,575     2,625      2,551     2,583
                                                        ========    =======   =======    =======   =======
           Net charge-offs to average net loans
            outstanding                                     0.28%      0.21%     0.13%      0.38%     0.47%
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


      B.   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

           The  allowance for loan  losses has  been allocated according  to the amount  deemed necessary to provide  for  anticipated losses  within  the categories  of  loans  for the  years  indicated as follows:
                                                       December 31,
               ----------------------------------------------------------------------------------------------
                      1997               1996               1995              1994                1993
               ------------------ ------------------ ------------------ ------------------ ------------------
                         Percent             Percent            Percent           Percent             Percent
                            of                 of                 of                 of                 of
                         Loans in           Loans in           Loans in           Loans in           Loans in
                           Each               Each               Each               Each               Each
                         Category           Category           Category           Category           Category
  ($ in        Allowance to Total Allowance to Total Allowance to Total Allowance to Total Allowance to Total
   thousands)    Amount   Loans    Amount     Loans   Amount     Loans    Amount   Loans    Amount    Loans
               --------- -------- --------- -------- --------- -------- --------- -------- --------- --------
 Commercial
  and
  industrial
  loans         $  213     46.18%     403     44.04%     411     35.46%     679     36.70%      860    43.56%

 Real estate
  mortgage
  loans             67     19.58%     305     22.10%     363     27.12%     364     27.55%      373    26.02%

 Real estate
  construction
  loans            ---      3.88%      51      3.17%     100      3.57%      37      3.50%       54     2.56%

 Loans to
  individuals      416     30.36%     504     30.69%     271     33.85%     569     32.25%      685    27.86%

 Unallocated     1,742              1,312              1,480                902                 611
                ------    ------   ------    ------   ------    ------   ------    ------    ------   ------

                $2,438    100.00%   2,575    100.00%   2,625    100.00%   2,551    100.00%    2,583   100.00%
                ======    ======   ======    ======   ======    ======   ======    ======    ======   ======









V.    DEPOSITS

      A.   AVERAGE AMOUNTS OF DEPOSITS AND AVERAGE RATES PAID

           Average amounts and average rates paid on deposit categories in excess of 10% of average total deposits are presented below:

                                             December 31,
                          --------------------------------------------------
                                1997             1996             1995
                          ---------------- ----------------  ---------------
                                   Average          Average          Average
                          Average   Rates  Average   Rates   Average  Rates
       ($ in thousands)   Amounts   Paid   Amounts    Paid   Amounts   Paid
                          -------  ------- -------  -------  ------- -------
      Noninterest-bearing
       demand deposits    $ 44,193   ---     41,997    ---    38,833    ---

      Interest-bearing
       demand deposits      75,519  4.07%    76,017   2.87%   77,545   3.03%

      Savings deposits      47,781  3.29%    49,783   3.31%   54,698   3.29%

      Time deposits        171,946  4.91%   168,141   5.46%  159,185   5.35%
                          -------- -----    -------  -----   -------  -----

       Average total
        deposits          $339,439  4.43%   335,938   4.43%  330,261   4.35%
                          ======== =====    =======  =====   =======  =====


      B.   TIME DEPOSITS OF $100,000 OR MORE

           The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:


                                            DECEMBER 31, 1997
                            -----------------------------------------------
                                       Over 3      Over 6
                               3       Months      Months
                             Months   Through 6  Through 12  Over 12
      ($ in thousands)      or Less    Months      Months    Months   Total
                            -------   ---------  ----------  -------  -----
      Certificates of
       deposit              $13,098       7,055      12,685    6,399  39,237
      Other time deposits       232         ---         172    2,906   3,310
                            -------      ------      ------   ------  ------
        Total time
         deposits of
         $100,000 or more   $13,330       7,055      12,857    9,305  42,547
                            =======      ======      ======   ======  ======

 VI.  RETURN ON EQUITY AND ASSETS
      ---------------------------

      The ratio of net income to average stockholders' equity and to average total assets, and certain other ratios are presented below:

                                                        December 31,
                                                  ------------------------
                                                  1997      1996      1995
                                                  ----      ----      ----
      Return on average assets                    1.66%      1.58%     1.46%
      Return on average equity(1)                12.21%     12.37%    12.08%
      Dividend payout ratio                      39.31%     37.55%    37.32%
      Average equity to average assets(1)        13.57%     12.75%    12.08%

      (1) Includes amount related to common stock subject to ESOP put option excluded from stockholders' equity on the Consolidated Balance Sheets.

Item 2.  Properties
-------------------

 Bankshares' headquarters, including the Main Office of NBB, are located at 100 South Main Street, Blacksburg, Virginia. In addition to the Main Office location, NBB owns seven branch offices: two in the Town of Blacksburg; one in the Town of Christiansburg; one in Montgomery County; and three in the County of Giles. NBB leases office space near the Main Office which is occupied by NBB's trust, marketing, audit, compliance and credit review departments. An additional property was acquired in 1996 to provide for additional office space. Construction of an office building on this site is expected to begin in 1998, reducing the future need for leased properties.

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

 NBB owns all its computer and data processing hardware and is a licensee of the software it utilizes. BTC at present owns all of its computer and data processing hardware and is a licensee of the software it utilizes. During 1997, the Company implemented a major hardware and software upgrade at NBB. It is management's plan in 1998 to consolidate BTC's data processing using NBB's recently upgraded system.

Item 3.  Legal Proceedings
--------------------------

 Bankshares, NBB nor BTC are not currently involved in any material pending legal proceedings, other than routine litigation incidental to NBB's and BTC's banking business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

 There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 14, 1998.

The  following is  a list  of names  and ages  of all  executive  officers of
Bankshares;  their terms  of office  as officers;  the positions  and offices within Bankshares held by each officer; and each person's principal occupation or employment during the past five years.

                                                         YEAR ELECTED AN
           NAME        AGE  OFFICES AND POSITIONS HELD   OFFICER/DIRECTOR
           ----        ---  --------------------------   ----------------
    James G. Rakes      53 President and Chief                 1986
                           Executive Officer, National
                           Bankshares, Inc.; and
                           President and Chief
                           Executive Officer of The
                           National Bank of Blacksburg
                           since 1983.
    J. Robert Buchanan  46 Treasurer, National                 1998
                           Bankshares, Inc.; Senior
                           Vice President/Chief
                           Financial Officer of The
                           National Bank of Blacksburg,
                           since January 1, 1998; and
                           Senior Vice President,
                           Treasurer and Chief
                           Financial Officer, Premier
                           Bankshares Corporate since
                           1991.
    Marilyn B. Buhyoff  49 Secretary & Counsel,                1989
                           National Bankshares, Inc.;
                           and Senior Vice President/
                           Administration since 1992,
                           of The National Bank of
                           Blacksburg.
    F. Brad Denardo     45 Corporate Officer, National         1989
                           Bankshares, Inc.; and
                           Executive Vice President/
                           Loans since 1989 of The
                           National Bank of Blacksburg.

    Joan C. Nelson      47 Corporate Officer, National         1993
                           Bankshares, Inc.; Treasurer,
                           National Bankshares Inc.,
                           from 1993 to 1998; Cashier
                           since 1993 and Senior Vice
                           President/Operations since
                           1989 of The National Bank of
                           Blacksburg.


Except for J. Robert Buchanan and Joan C. Nelson, each of the executive officers listed above have served Bankshares and/or its subsidiaries in the aforementioned executive capacity for the past five years.

                                   PART II
                                   -------


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters
----------------------------------------------------------

 There  is  no  established  trading   market  for  the  stock   of  National
Bankshares, Inc.   As of March 18,  1998, the total number  of holders of the
Registrant's common stock was 1,151.

 Information concerning Market Price and Dividend Data is set forth under "Common Stock Information and Dividends" on page 14 of Bankshares' 1997 Annual Report to Stockholders and is incorporated herein by reference.


Item 6.  Selected Financial Data
--------------------------------

 The table entitled "Selected Consolidated Financial Data" on page 5 of Bankshares' 1997 Annual Report to Stockholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

 The information contained under "Management's Discussion and Analysis" on pages 6 through 14 of Bankshares' 1997 Annual Report to Stockholders is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

 See "Analysis of Interest Rate Sensitivity" set forth below. Additional information is set forth under the section "Interest Rate Senstitity" on page 6 and the section "Derivatives and Market Risk Exposure" on pages 11 and 12 of Bankshares' 1997 Annual Report to Stockholders and is incorporated herein by reference.


ANALYSIS OF INTEREST RATE SENSITIVITY

The table below sets forth, as of December 31, 1997, the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitivity gap divided by total interest-earning assets) and the cumulative interest rate sensitivity gap ratio. The table sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contracted terms.

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

An interest rate sensitivity gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to affect adversely net interest income while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income, while a positive gap would generally tend to affect adversely net interest income. The Company's future earnings may be adversely affected by a sharp upturn in interest rates as the Company is liability sensitive for a period extending beyond one year. In a falling rate environment, earnings might benefit to a certain degree from this position, because assets at higher rate levels would reprice downward at a slower rate than interest sensitive liabilities. Over the one to five year period, the Company's cumulative interest-sensitivity position reflects an asset sensitive position. This would mean the Company would benefit initially from falling rates but would be adversely affected by rising rates. This would depend, however, on the length of time rates were rising or falling and the length of time rates remained stable at the level ultimately reached.

An interest-sensitivity table  showing all major interest  sensitive asset and liability categories  for the time intervals indicated and cumulative "gaps" for each interval is set forth on the following table.

                 INTEREST RATE                                      December 31, 1997
                                                 ------------------------------------------------------
              SENSITIVITY TABLE (1)              Interest-sensitive (days)
                                                 --------------------------     1-5      >5
    ($ in thousands)                              1-90     91-180   181-365    Years    Years     Total
                                                  ----     ------   -------    -----    -----     -----
   Interest-earning assets:
    Commercial and industrial loans             $ 27,324     5,399   17,207    36,936   14,460   101,326
    Real estate mortgage loans                     1,514     4,100   10,045    14,843   12,239    42,741
    Real estate construction loans                 5,773     1,833      885       ---      ---     8,491
    Loans to individuals                          22,545     2,949    5,967    29,983    2,901    64,345
                                                --------   -------  -------    ------   ------   -------
      Total loans, net of unearned income (2)   $ 57,156    14,281   34,104    81,762   29,600   216,903

    Federal funds sold                             4,300       ---      ---       ---      ---     4,300
    Interest bearing deposits                      9,728       ---      ---       ---      ---     9,728
    Securities available for sale                 10,168     3,661   10,097    29,164   12,492    65,582
    Securities held to maturity                   15,758    10,056    9,334    28,593   20,651    84,392
    Mortgage loans held for sale                     405       ---      ---       ---      ---       405
                                                --------   -------  -------    ------   ------   -------
      Total interest-earning assets             $ 97,515    27,998   53,535   139,519   62,743   381,310
                                                ========   =======  =======   =======   ======   =======

   Interest-bearing liabilities:
    Interest-bearing demand deposits            $ 77,863       ---      ---       ---      ---    77,863
    Savings deposits                              46,773       ---      ---       ---      ---    46,773
    Time deposits                                 45,021    30,768   53,531    45,320      498   175,138
    Other borrowings                                 485       ---      ---       ---      ---       485
                                                --------   -------  -------    ------   ------   -------
      Total interest-bearing liabilities        $170,142    30,768   53,531    45,320      498   300,259
                                                ========   =======  =======    ======   ======   =======
   Cumulative ratio of interest-
    sensitive assets to interest-
    sensitive liabilities                            .57       .62      .70      1.06     1.27      1.27
                                                ========   =======  =======    ======   ======   =======
   Cumulative interest-sensitivity gap          $(72,627)  (75,397) (75,393)   18,806   81,051    81,051
                                                ========   =======  =======    ======   ======   =======


(1)   The Company  is sensitive to interest rate  changes, as liabilities  generally reprice or mature before interest-earning  assets.  The above  gap  table  reflects the  Company's  rate-sensitive position at December 31,  1997, and is not necessarily reflective of its position throughout the
      year.   The carrying amounts of interest-rate sensitive assets  and liabilities are presented in the periods  in  which they  reprice to  market  rates  or mature  and are  summed  to show  the interest-rate sensitivity gap.
(2)   Excludes nonaccrual loans.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

 The following consolidated financial statements of the Registrant and the Independent Auditors' Report set forth on pages 15 through 41 of Bankshares' 1997 Annual Report to Stockholders are incorporated herein by reference:

 1.   Independent Auditors' Report

 2.   Consolidated Balance Sheets - December 31, 1997 and 1996

 3. Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995

 4. Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995

 5. Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995

 6.   Notes to Consolidated Financial Statements  - December 31, 1997,  1996 and
      1995

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------------

 None.


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

 Executive Officers of Bankshares as of December 31, 1997 are listed on page 30 herein.

 Information with respect to the directors of Bankshares is set out under the caption "Election of Directors" on pages 2 through 4 of Bankshares' Proxy Statement dated March 18, 1998, which information is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

 The information set forth under "Executive Compensation" on pages 5 through 9 of Bankshares' Proxy Statement dated March 18, 1998 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

 The information set forth under "Voting Securities and Stock Ownership" on page 1 and under "Election of Directors" on pages 2 through 4 of Bankshares' Proxy Statement dated March 18, 1998 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

 The information contained under "Certain Transactions With Officers and Directors" on page 11 of Bankshares' Proxy Statement dated March 18, 1998 is incorporated herein by reference.


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

 (a)  The following documents are filed as part of this report:

                                                           1997 Annual Report
                                                        To Stockholders Page(s)*
                                                        ------------------------

      1.   Financial Statements:
           --------------------

           Independent Auditors' Report                            15

           Consolidated Balance Sheets -
             December 31, 1997 and 1996                            16

           Consolidated Statements of
             Income - Years ended December
             31, 1997, 1996 and 1995                               17

           Consolidated Statements of Changes
             in Stockholders' Equity - Years
             ended December 31, 1997, 1996 and
             1995                                                  18

           Consolidated Statements of Cash
             Flows - Years ended December 31,
             1997, 1996 and 1995                                   19

           Notes to Consolidated
             Financial Statements - December
             31, 1997, 1996 and 1995                              20-41

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

* Incorporated by reference from the indicated pages of the 1997 Annual Report to Stockholders.

      3.   Exhibits:
           --------
                                                         PAGE NO. IN
        EXHIBIT NO.           DESCRIPTION             SEQUENTIAL SYSTEM
        -----------           -----------             -----------------

            3(i)    Articles of Incorporation, as   (incorporated
                    amended, of National            herein by
                    Bankshares, Inc.                reference to
                                                    Exhibit 3(a) of
                                                    the Annual Report on
                                                    Form 10K for
                                                    fiscal year ended
                                                    December 31, 1993)
           3(ii)    Bylaws, as amended, of National
                    Bankshares, Inc.
            4(i)    Specimen copy of certificate    (incorporated
                    for National Bankshares, Inc.   herein by
                    common stock, $2.50 par value   reference to
                                                    Exhibit 4(a) of
                                                    the Annual Report on
                                                    Form 10K for
                                                    fiscal year ended
                                                    December 31, 1993)

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
                                                    December 31, 1992)

                                                         PAGE NO. IN
        EXHIBIT NO.           DESCRIPTION             SEQUENTIAL SYSTEM
        -----------           -----------             -----------------

        *10(iii)(A) Employee Lease Agreement dated  (incorporated
                    May 7, 1992, by and between     herein by
                    National Bankshares, Inc. and   reference to
                    The National Bank of Blacksburg Exhibit 10(c) of
                                                    the Annual Report on
                                                    Form 10K for
                                                    fiscal year ended
                                                    December 31, 1992)
           13(i)    1997 Annual Report to
                    Stockholders (such Report,
                    except to the extent
                    incorporated herein by
                    reference, is being furnished
                    for the information of the
                    Commission only and is not
                    deemed to be filed as part of
                    this Report on Form 10-K)
           21(i)    Subsidiaries of National
                    Bankshares, Inc.

             27     Financial Data Schedule
             99     Independent Auditor's Report of
                    Cook & Associates, LLP on
                    financial statements of Bank of
                    Tazewell County as of and for
                    the years ended December 31,
                    1995 and 1994

* Indicates a management contract or compensatory plan required to be filed herein.

 (b) Reports on Form 8-K filed during the last quarter of the period covered by this report:
      ----------------------------------------------------------------------

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

                               NATIONAL BANKSHARES, INC.

                       BY:     /s/James G. Rakes
                               ------------------------------
                               James G. Rakes, President
                               and Chief Executive Officer

                     DATE:     March 20, 1998
                               ------------------------------

                       BY:     /s/J. Robert Buchanan
                               ------------------------------
                               J. Robert Buchanan
                               Treasurer

                     DATE:     March 27, 1998
                               ------------------------------

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


       NAME                      DATE           TITLE
       ----                      ----           -----
       /s/C. L. Boatwright       March 23, 1998 Director and Vice
       ------------------------- -------------- Chairman of the Board
       C. L. BOATWRIGHT
       /s/T. C. Bowen, Jr.       March 20, 1998 Director
       ------------------------- --------------
       T. C. BOWEN, JR.
       /s/A. A. Crouse           March 20, 1998 Director
       ------------------------- --------------
       A. A. CROUSE
       /s/R. E. Christopher, Jr. March 23, 1998 Director and Chairman of ------------------------- -------------- the Board
       R. E. CHRISTOPHER, JR.

                                                Director
       ------------------------- --------------
       R. E. DODSON
                                                Director
       ------------------------- --------------
       P. A. DUNCAN
       /s/W. T. Peery            March 20, 1998 Director
       ------------------------- --------------
       W. T. PEERY
       /s/J. G. Rakes            March 20, 1998 President and Chief
       ------------------------- -------------- Executive Officer -
       J. G. RAKES                              National Bankshares, Inc.
       /s/J. R. Stewart          March 23, 1998 Director
       ------------------------- --------------
       J. R. STEWART

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

           3(ii)    Bylaws, as amended of National
                    Bankshares, Inc.
           4(i) Specimen copy of certificate for (incorporated National Bankshares, Inc. common herein by
                    stock, $2.50 par value           reference to
                                                     Exhibit 4(a) of
                                                     the Annual Report on
                                                     Form 10K for
                                                     fiscal year ended
                                                     December 31, 1993)
           4(i)     Article Fourth of the Articles   (incorporated
                    of Incorporation of National     herein by
                    Bankshares, Inc. included in     reference to
                    Exhibit No. 3(a))                Exhibit 4(b) of
                                                     the Annual Report on
                                                     Form 10K for
                                                     fiscal year ended
                                                     December 31, 1993)

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

           13(i)    1997 Annual Report to
                    Stockholders (such Report,
                    except to the extent
                    incorporated herein by
                    reference, is being furnished
                    for the information of the
                    Commission only and is not
                    deemed to be filed as part of
                    this Report on Form 10-K)
           21(i)    Subsidiaries of National
                    Bankshares, Inc.
            27      Financial Data Schedule

            99      Independent Auditor's Report of
                    Cook & Associates, LLP on
                    financial statements of Bank of
                    Tazewell County as of and for
                    the years ended December 31,
                    1995 and 1994

* Indicates a management contract or compensatory plan required to be filed herein.