Form 10-Q
period 1998-03-31
NATIONAL BANKSHARES INC
filed 1998-05-15
CIK 796534

United States
                       Securities and Exchange Commission
                            Washington, D. C.  20549

                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended                          Commission File Number:
March 31, 1998                                                         0-15204


                           National Bankshares, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Virginia                                                      54-1375874
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


100 South Main Street
P.O. Box 90002
Blacksburg, Virginia                                                 24062-9002
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)              (540)552-2011
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


               Yes     X           No
                    -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                    Outstanding at May 8, 1998
-------------------------------               ---------------------------------
Common Stock, $2.50 Par Value                             3,792,833



                        (This report contains 23 pages)
                   National Bankshares, Inc. and Subsidiaries

                                   Form 10-Q

                                     Index




                                                                        Page
                                                                        ----

PART I    FINANCIAL INFORMATION
--------------------------------

     Item 1 - Financial Statements                                        3

          Consolidated Balance Sheets, March 31, 1998
           and December 31, 1997                                         4-5

          Consolidated Statements of Income and
           Comprehensive Income, Three Months Ended
           March 31, 1998 and 1997                                       6-7

          Consolidated Statements of Changes in
           Stockholders' Equity, Three Months Ended
           March 31, 1998 and 1997                                        8

          Consolidated Statements of Cash Flows,
           Three Months Ended March 31, 1998 and 1997                    9-10

          Selected Consolidated Financial Data                          11-15

     Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 16-20


     Item 3 - Quantitative and Qualitative Disclosures About
          Market Risk                                                    21

PART II   OTHER INFORMATION
----------------------------

     Items 1 - 3 - Legal Proceedings; Changes in
          Securities; Defaults Upon Senior Securities                    22

     Item 4 - Submission of Matters to a Vote of
          Security Holders                                               22

     Item 5 - Other Information                                          22

     Item 6 - Exhibits and Reports on Form 8 - K                         22

SIGNATURES                                                               23
----------

                   National Bankshares, Inc. and Subsidiaries

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

     The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB) and Bank of Tazewell County (BTC), (the Company), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 1997 Annual Report to Stockholders and additional information supplied in the 1997 Form 10-K.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Statement 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

     This Statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. It does not require per share amounts of comprehensive income to be disclosed. The Company adopted Statement 130 on January 1, 1998.

     Other comprehensive income at present arises from unrealized gains (losses) on securities available for sale. The following table shows other comprehensive income arising from unrealized gains (losses) on securities available for sale and the related income tax effects:

                                                   Three Months Ended
                                                       March 31,
         ($000's)                                    1998      1997
                                                     ----      ----
         Before tax amount                           $ 132      (648)
         Tax (expense) benefit at 34%                  (45)      220
                                                     -----      ----
         Other comprehensive income, net of taxes    $  87      (428)
                                                     =====      ====

                National Bankshares, Inc. and Subsidiaries
                       Consolidated Balance Sheets
                   March 31, 1998 and December 31, 1997
                               (Unaudited)

                                                 March 31,    December
 ($000's, except share and per share data)         1998       31, 1997
                                                 =========    ========
 Assets
 Cash and due from banks                         $ 12,739        12,435
 Interest-bearing deposits                         11,568         9,728
 Federal funds sold                                 6,355         4,300
 Securities available for sale                     69,198        65,582
 Securities held to maturity (fair value
  $73,379 in 1998 and $85,005 in 1997)             72,601        84,392
 Mortgage loans held for sale                         285           405
 Loans:
    Real estate construction loans                 11,688         8,510
    Real estate mortgage loans                     43,460        42,969
    Commercial and industrial loans               103,967       101,379
    Loans to individuals                           66,728        66,635
                                                 --------       -------

             Total loans                          225,843       219,493
    Less unearned income and deferred fees         (2,548)       (2,503)
                                                 --------       -------
             Loans, net of unearned income and
              deferred fees                       223,295       216,990
    Less allowance for loan losses                 (2,586)       (2,438)
                                                 --------       -------
             Loans, net                           220,709       214,552
                                                 --------       -------
 Bank premises and equipment, net                   5,632         5,739
 Accrued interest receivable                        3,368         3,445
 Other real estate owned, net                         397           421
 Other assets                                       2,169         1,908
                                                 --------       -------
             Total assets                        $405,021       402,907
                                                 ========       =======
 Liabilities and Stockholders' Equity
 Noninterest-bearing demand deposits             $ 47,765        45,093
 Interest-bearing demand deposits                  76,505        77,863
 Savings deposits                                  47,448        46,773
 Time deposits                                    172,875       175,138
                                                 --------       -------

             Total deposits                       344,593       344,867
                                                 --------       -------
 Other borrowed funds                                 319           485
 Accrued interest payable                             736           722
 Other liabilities                                  1,811           966
                                                 --------       -------
             Total liabilities                    347,459       347,040
                                                 --------       -------
 Common stock subject to ESOP put option            2,195         1,838
                                                 --------       -------



                                      -4-                    (Continued)


 Stockholders' equity:
    Preferred stock of no par value.
     Authorized 5,000,000 shares; none issued         ---           ---
     and outstanding
    Common stock of $2.50 par value. Authorized
     5,000,000 shares; issued and outstanding
     3,792,833 shares                               9,482         9,482
    Retained earnings                              47,799        46,191
    Accumulated other comprehensive income            281           194
    Common stock subject to ESOP put option        (2,195)       (1,838)
                                                 --------       -------
             Total stockholders' equity            55,367        54,029

 Commitments and contingent liabilities
                                                 --------       -------
             Total liabilities and
              stockholders' equity               $405,021       402,907
                                                 ========       =======

                National Bankshares, Inc. and Subsidiaries
        Consolidated Statements of Income and Comprehensive Income
                Three Months Ended March 31, 1998 and 1997
                               (Unaudited)
                                                   March 31,   March 31,
 ($000's, except per share data)                      1998       1997
                                                   =========   =========
 Interest Income
 Interest and fees on loans                         $  5,154     4,602
 Interest on interest-bearing deposits                   174        20
 Interest on federal funds sold                           69        82
 Interest on securities - taxable                      1,749     1,998
 Interest on securities - nontaxable                     425       463
                                                    --------    ------
             Total interest income                     7,571     7,165
                                                    --------    ------
 Interest Expense
 Interest on time deposits of $100,000 or more           596       533
 Interest on other deposits                            2,697     2,643
 Interest on borrowed funds                                3        25
                                                    --------    ------
            Total interest expense                     3,296     3,201
                                                    --------    ------
            Net interest income                        4,275     3,964
 Provision for loan losses                                21       109
                                                    --------    ------
            Net interest income after provision
             for loan losses                           4,254     3,855
                                                    --------    ------
 Noninterest Income
 Service charges on deposit accounts                     275       278
 Other service charges and fees                           53        84
 Credit card fees                                        138       120
 Trust income                                            176       182
 Other income                                             11         6
 Realized securities gains, net                           13         8
                                                    --------    ------
             Total noninterest income                    666       678
                                                    --------    ------
 Noninterest Expense
 Salaries and employee benefits                        1,399     1,372
 Occupancy and furniture and fixtures                    246       205
 Data processing and ATM                                 196       113
 FDIC assessment                                           9         3
 Credit card processing                                  128       120
 Goodwill amortization                                     7         7
 Net costs of other real estate owned                     26         1
 Other operating expense                                 685       620
                                                    --------    ------
             Total noninterest expense                 2,696     2,441
                                                    --------    ------
 Income before income tax expense                      2,224     2,092
 Income tax expense                                      616       562
                                                    --------    ------

             Net income                                1,608     1,530







                                      -6-                    (Continued)
 Other comprehensive income, net of taxes:
  Unrealized gains (losses) on securities
  available for sale                                      87      (428)
                                                    --------    ------

             Comprehensive income                   $  1,695     1,102
                                                    ========    ======

             Net income per share                   $   0.42      0.40
                                                    ========    ======

                    National Bankshares, Inc. and Subsidiaries
            Consolidated Statements of Changes in Stockholder's Equity
                    Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)





                                                             Common
                                                              Stock
                                                Accumulated  Subject
                                                   Other     To ESOP
     ($000's, except for per  Common  Retained Comprehensive   Put
      share data)              Stock  Earnings     Income    Option   Total
                              ======  =========  ==========  ======   =====
     Balances, December 31,
      1996                     $9,482   42,210       (248)   (1,643)  49,801
     Net income                   ---    1,530        ---       ---    1,530
     Unrealized gains
      (losses) on securities
      available for sale,
      net of tax                  ---      ---       (428)      ---     (428)
     Change in common stock
      subject to ESOP put
      option                      ---      ---        ---       (25)     (25)
                               ------   ------      -----    ------   ------

     Balances, March 31, 1997  $9,482   43,740       (676)   (1,668)  50,878
                               ======   ======      =====    ======   ======


     Balances, December 31,
      1997                     $9,482   46,191        194    (1,838)  54,029
     Net income                   ---    1,608        ---       ---    1,608
     Unrealized gains
      (losses) on securities
      available for sale,
      net of tax                  ---      ---         87       ---       87
     Change in common stock
      subject to ESOP put
      option                      ---      ---        ---      (357)    (357)
                               ------   ------      -----    ------   ------
     Balances, March 31, 1998  $9,482   47,799        281    (2,195)  55,367
                               ======   ======      =====    ======   ======

              National Bankshares, Inc. and Subsidiaries
                 Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                         March 31,  March 31,
    ($000's)                                               1998       1997
                                                         =========  =========
    Cash Flows from Operating Activities
    Net Income                                           $ 1,608      1,530
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                            21        109
         Provision for deferred income taxes                 ---       (127)
         Depreciation of bank premises and equipment         188        113
         Amortization of intangibles                          30         31
         Amortization of premiums and accretion of
          discounts, net                                      13        ---
         Gains on bank premises and equipment
          disposals                                          ---         (2)
         Gains on sales and calls of securities
          available for sale, net                            ---        (23)
         Gains on calls of securities held to
          maturity, net                                      (13)        (8)
         Losses and writedowns on other real estate
          owned                                               21        ---
         (Increase) decrease in:
            Mortgage loans held for sale                     120        311
            Accrued interest receivable                       77        (51)
            Other assets                                    (336)        41
         Increase (decrease) in:
            Accrued interest payable                          14         22
            Other liabilities                                845         56
                                                         -------    -------
                   Net cash provided by operating
                    activities                             2,588      2,002
                                                         -------    -------
    Cash Flows from Investing Activities
    Net increase in federal funds sold                    (2,055)    (9,485)
    Net increase in interest-bearing deposits             (1,840)    (3,994)
    Proceeds from calls and maturities of securities
     available for sale                                    9,134      4,726
    Proceeds from calls and maturities of securities
     held to maturity                                     11,788     12,795
    Purchases of securities available for sale           (12,615)      (500)
    Purchases of securities held to maturity                 ---     (2,993)
    Collections of loan participations                     1,533        174
    Net increase in loans made to customers               (7,946)    (4,475)
    Proceeds from disposal of other real estate owned         44         29
    Recoveries on loans charged off                          194         47
    Bank premises and equipment expenditures                 (81)      (190)
                                                         -------    -------
                  Net cash used in investing
                   activities                             (1,844)    (3,866)
                                                         -------    -------






                                       -9-                   (Continued)

    Cash Flows from Financing Activities
    Net increase (decrease) in time deposits              (2,263)     1,371
    Net increase in other deposits                         1,989      1,571
    Net (decrease) in other borrowed funds                  (166)       (94)
                                                         -------    -------
                  Net cash provided by (used in)
                   financing activities                     (440)     2,848
                                                         -------    -------
    Net increase in cash and due from banks                  304        984
    Cash and due from banks at beginning of period        12,435      9,989
                                                         -------    -------
    Cash and due from banks at end of period             $12,739     10,973
                                                         =======    =======
    Supplemental Disclosure of Cash Flow Information
    Interest paid                                        $ 3,282      3,179
                                                         =======    =======
    Cash paid for income taxes                           $    15        450
                                                         =======    =======
    Loans charged to the allowance for loan losses       $    67        286
                                                         =======    =======
    Loans transferred to other real estate owned         $    41        ---
                                                         =======    =======

                    National Bankshares, Inc. and Subsidiaries
                           Selected Balance Sheet Data
                       March 31, 1998 and December 31, 1997



                                              March 31,    December 31,
          ($000's)                               1998          1997
                                              =========    ============

          Selected Period-End Data
          Loans, net                           $220,709      214,552
          Total securities                      141,799      149,974
          Total assets                          405,021      402,907
          Total deposits                        344,593      344,867
          Stockholders' equity                   55,367       54,029

          Selected Daily Averages Data
          Loans, net                           $215,980      204,540
          Total securities                      144,285      157,179
          Total assets                          401,010      395,932
          Total deposits                        341,736      339,439
          Stockholders' equity                   54,772       53,712

                    National Bankshares, Inc. and Subsidiaries
               Selected Income Statement, Ratios and Per Share Data
                    Three Months Ended March 31, 1998 and 1997
                         And Year Ended December 31, 1997



                                                  March 31,       December 31,

   ($000's, except per share data)             1998      1997         1997
                                              ======    ======    ============

   Interest income                           $ 7,571      7,165       29,797
   Interest expense                            3,296      3,201       13,106
   Net interest income                         4,275      3,964       16,691
   Provision for loan losses                      21        109          435
   Noninterest income                            666        678        2,834
   Noninterest expense                         2,696      2,441       10,031
   Income taxes                                  616        562        2,499
   Net income                                  1,608      1,530        6,560
   Return on average assets                     1.63%      1.59%        1.66%
   Return on average equity (1)                11.49%     12.30%       12.21%
   Net income per share                      $  0.42       0.40         1.73
   Book value per share (1)                    15.18      13.85        14.73



(1) Includes amount related to common stock subject to ESOP put option excluded from stockholders' equity on the Consolidated Balance Sheets.

                                National Bankshares, Inc. and Subsidiaries
                                Average Balances and Interest Yields/Rates
                              Three Months Ended March 31, 1998 and 1997 and
                                       Year Ended December 31, 1997


   ($000's)                        March 31, 1998           March 31, 1997         December 31, 1997

                                Average      Yield/      Average      Yield/      Average     Yield/
                                Balance       Rate       Balance       Rate       Balance      Rate
                                =======     =======      =======      =======     =======     =======
   Interest-earning
    assets(1)                  $379,134       8.38%        368,671      8.18%      374,478      8.24%
   Interest-bearing
    liabilities                 296,789       4.50%        293,968      4.42%      295,565      4.43%
                                             -----                     -----                   -----
   Net interest spread                        3.88%                     3.76%                   3.81%
                                             =====                     =====                   =====

   Net interest margin                        4.85%                     4.66%                   4.74%
                                             =====                     =====                   =====


(1)  The yield on interest-earning assets is shown on a fully tax equivalent basis.



                    National Bankshares, Inc. and Subsidiaries
             Nonperforming Assets, Past Due Loans and Impaired Loans
                  March 31, 1998 and 1997 and December 31, 1997



                                            March 31,  March 31,  December 31,
   ($000's)                                   1998        1997        1997
                                            =========  =========  ============
   Nonperforming Assets
    Nonaccrual loans                        $   42         361           87
    Restructured loans                         ---         ---          ---
                                            ------      ------       ------
        Total nonperforming loans               42         361           87
                                            ------      ------       ------
    Nonaccrual securities
    (Net of valuation allowance)               ---          65          ---
    Foreclosed property                        397         445          421
                                            ------      ------       ------
         Total nonperforming assets         $  439         871          508
                                            ======      ======       ======
    Ratio of nonperforming assets to
     loans, net of unearned income and
     deferred fees and foreclosed
     properties (excludes
     nonaccrual securities)                    .20%        .40%         .23%
                                            ======      ======       ======
   Accruing Loans Past Due 90 Days or More
    Past due 90 days or more and
     still accruing                         $  921         460          672
                                            ======      ======       ======
    Ratio of loans past due 90 days or
     more to loans, net of unearned
     income and deferred fees                  .41%        .23%         .31%
                                            ======      ======       ======
   Impaired Loans
    Total impaired loans                    $   89         435          177
                                            ======      ======       ======
    Impaired loans with a
     valuation allowance                       ---         109           53
    Valuation allowance                        ---         ---           53
                                            ------      ------       ------
    Impaired loans net of allowance         $  ---         109          ---
                                            ======      ======       ======
    Impaired loans with no
     valuation allowance                    $   89         326          124
                                            ======      ======       ======
    Average recorded investment
     in impaired loans                      $   89         580          458
                                            ======      ======       ======
    Income recognized on impaired loans     $    2           6           23
                                            ======      ======       ======
    Amount of income recognized
     on a cash basis                        $  ---           3           12
                                            ======      ======       ======

                    National Bankshares, Inc. and Subsidiaries
                   Allowance for Loan Losses and Loan Loss Data
                  March 31, 1998 and 1997 and December 31, 1997



                                              For the periods ended

                                      March 31,     March 31,    December 31,
    ($000's)                             1998          1997          1997
                                      =========     =========    ============

    Balance at beginning of period     $ 2,438        2,575         2,575
    Provision for loan losses               21          109           435
    Loans charged off                      (67)        (286)         (679)
    Recoveries                             194           47           107
                                      --------       ------      --------

    Balance at end of period           $ 2,586        2,445         2,438
                                      ========       ======      ========

    Ratio of allowance for loan
     losses to end of period
     loans, net of unearned income
     and deferred fees                    1.16%        1.22%         1.12%
                                      ========       ======      ========
    Ratio of net charge-offs
     (recoveries) to average
     loans, net of unearned
     income and deferred
     fees (1)                            (.24)%         .49%          .23
                                      ========       ======      ========

    Ratio of allowance for loan
     losses to nonperforming loans
     (2)                              6,157.14%      677.29%     2,802.30%
                                      ========       ======      ========

















(1) Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Excluded are loans 90 days past due and still accruing.

                   National Bankshares, Inc. and Subsidiaries



Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations


    The purpose of this discussion is to set forth information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Reference should be made to the financial statements and other information included in this report as well as the 1997 Annual Report and Form 10-K for an understanding of the following discussion and analysis.

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

Results of Operations
---------------------

    Net income for the three months ended March 31, 1998 was $1,608,000 which represents an increase of $78,000 or 5.1% over the first three months of 1997. The return on average assets as of March 31, 1998 and March 31, 1997 was 1.63% and 1.59%, respectively. The return on average equity was 11.49% and 12.30% at March 31, 1998 and 1997, respectively.

    Earnings per share at the end of the first quarter of 1998 was $0.42 per share, an increase of $0.02 per share over the first quarter of 1997. Statement of Financial Accounting Standards No. 128, "Earnings per Share," does not have any effect on current or prior period EPS data presented due to the Company's simple capital structure.

    The overall improvement in net income was primarily the result of continued growth in net interest income and a decline in the provision for loan losses. These factors were offset to a degree by increased costs associated with data processing.

Net Interest Income
-------------------

    Net interest income at the end of the first three months of 1998 was $4,275,000, an increase of $311,000 or 7.85% over the same period in 1997. The net interest margin increased to 4.85% from 4.66% as a result of an increase in the yield on interest-earning assets of 20 basis points during that period while the cost to fund interest-earning assets increased by 8 basis points.

Provision for Loan Losses
-------------------------

    The provision for loan losses for the period ended March 31, 1998 was $21,000, a decrease of $88,000 from the same period the previous year. The net charge-off (recovery) ratio at March 31, 1998 was (.24%). Loans charged off at March 31, 1998 were $67,000 compared to $286,000 at March 31, 1997. Recoveries of loans previously charged off at the end of the first three months of 1998 were $194,000 compared to $47,000 for the same period in 1997.

    Management anticipates that additional provisions will be needed in future periods to ensure an adequate allowance for loan losses, due in part to future loan growth and factors related to portfolio composition.

    Overall asset quality remains satisfactory as indicated by nonperforming asset data shown elsewhere in this report.

Noninterest Income
------------------

    Noninterest income for the period ended March 31, 1998 was $666,000, a decrease of $12,000 or 1.77%. The principal cause of the decrease was a decline in other service charges offset in part by an increase in credit card fees. Other service charges are comprised of various miscellaneous charges and are subject to fluctuations. Credit card fees increased as a result of a debit card program introduced in 1997 and increased volume. Other noninterest income categories experienced nominal variances.

Noninterest Expense
-------------------

    Noninterest expense for the first three months of 1998 was up 10.45% when compared to the same period in 1997. Salaries and employee benefits were up $27,000 or 1.97% when the first three months of 1998 and 1997 are compared. Data processing expense increased by $83,000 over the first three months of 1997. In the fourth quarter of 1997, the Company upgraded its data processing equipment and software which increased depreciation and maintenance costs. Also, in anticipation of a data processing upgrade at BTC, depreciation was accelerated on certain data processing equipment that would become obsolete upon conversion later in 1998.

    OREO expense was up $25,000 as a result of an increase in the valuation allowance for other real estate owned. The valuation allowance for other real estate is periodically adjusted to reflect market conditions which may affect net realizable values.

    Other expenses at March 31, 1998 were $685,000, an increase of $65,000 over the same period in 1997. This was due to normal increases in the various categories. This category contains various cash basis expenses such as office supplies and postage which may vary due to the timing and amount of purchases.

Balance Sheet
-------------

    Total  assets  at   March  31,  1998  were  $405,021,000,  an  increase  of
$2,114,000 or .52% over year-end 1997. Total deposits at March 31, 1998 were $344,593,000 a decrease of $274,000 from year-end 1997.

    At March 31, 1998, total loans net of unearned income were $223,295,000, an increase of $6,305,000 or 2.91% over total loans at December 31, 1997. Growth as can be seen on the balance sheet occurred primarily in the areas of real estate construction and commercial loans, real estate loans and loans to individuals continued to increased though at a lesser rate.

Asset Quality
-------------

    Nonperforming loans, which include nonaccrual loans and restructured loans but exclude loans past due 90 days and still accruing, totaled $42,000 at March 31, 1998 compared to $87,000 at December 31, 1997. Total foreclosed properties were $397,000 at March 31, 1998 a decline of $24,000 from December 31, 1997. The ratio of net charge-offs (recoveries) to average loans, net of unearned income and deferred fees was (.24%) at March 31, 1998. At year-end December 31, 1997, the ratio was .23%.

    While asset quality trends are generally favorable at present, management cannot predict the duration of the current trend as it can be affected by changes in the local and national economic conditions, the impact of which cannot be precisely determined.

Liquidity
---------

    Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. Net cash provided by operating activities was $2,588,000 for the three months ended March 31, 1998. Net cash used in investing activities was $1,844,000 with the majority of that cash invested in securities and loans. Net cash used in financing activities was $440,000. Net cash increased $304,000 from December 31, 1997.

    The Company actively manages its liquidity position through its investing activities. At March 31, 1998, overnight funds which includes Federal Funds sold and funds on deposit with the Federal Home Loan Bank totaled $17,923,000. In addition, securities with a remaining maturity of less than one year totaled $23,168,000. Liquidity is also managed through the management of deposit liabilities in particular, volatile funds such as time deposits over $100,000. The amount of such deposits is largely dependent on the rate of interest offered. The Company had approximately $28,547,000 in such deposits due within twelve months. Other types of deposits such as interest-bearing demand, savings and time deposits less than $100,000 are less volatile and less rate dependent historically.

    Short term liquidity needs can also be satisfied by way of credit facilities established with correspondent banks, the Federal Home Loan Bank and Federal Reserve. Longer term borrowings, if necessary can be obtained through the Federal Home Loan Bank.

    Management is not aware of any trend, commitment or events that will result in or that are reasonably likely to result in a decrease in liquidity that would be adverse and to a degree that operations would be materially impaired.

Capital Resources
-----------------

    Total stockholders' equity increased $1,338,000 or 2.48% from December 31, 1997. During the first quarter of 1998, retained earnings grew by $1,608,000. Accumulated comprehensive income increased stockholders' equity by $87,000. This category is comprised solely of changes in the net unrealized gains (losses) on securities available for sale. Common stock subject to put option increased by $357,000. The common stock subject to put option is affected by the current market price of Bankshares' common stock as well as the number of shares outstanding.

    The following table sets forth the various ratios by which bank capital is measured. Bankshares and its subsidiaries continue to be well capitalized.

                                            March 31,    December 31,
                                               1998          1997
                                            =========    ============
          Consolidated Capital Ratios
          ---------------------------
           Total capital (to risk
            weighted assets)                  23.71%        23.30%
           Tier 1 Capital (to risk
            weighted assets)                  22.67%        22.30%
           Tier 1 capital (to average
            assets, leverage ratio)           14.16%        13.70%


Acquisition
-----------

    On December 26, 1997, NBB entered into an agreement to purchase the assets, including real estate and improvements, and assume the liabilities of the Galax, Virginia, branch office of First American Federal Savings Bank. Settlement of this purchase agreement occurred on April 3, 1998 and did not have a material impact on the Company's results of operations or liquidity.

Year 2000
---------

    The Company is cognizant of the risks and challenges presented by the impact of the century date change on information processing and other computer controlled systems. The Year 2000 presents two related but distinct issues for financial institutions. The Company's internal information processing and computer controlled systems must be Year 2000 compliant, and the subsidiary banks' compliance efforts are subject to regulatory review. In addition, banks face credit risk should their commercial loans customers suffer significant business disruptions as a result of the impact of computer failures in their own operations or in those of their suppliers or customers.

    As a normal part of business operations, the Company's subsidiaries are currently in the process of upgrading information processing systems which will include the acquisition of new information processing hardware and software. The primary goal of this project is to provide a shared information processing system for affiliates, additional capacity and the ability to use the most advanced software available from vendors.

    While the overall costs associated with the upgrade are substantial, it is not anticipated that the Year 2000 component of this upgrade will have a material effect on the Company's consolidated financial statements.

Future Accounting Considerations
--------------------------------

    In March 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-1,"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is applicable to all nongovernmental entities and provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage (as defined in SOP 98-1) is an internal-use computer software development project be expensed as incurred.

    SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. Initial application should be as of the beginning of the fiscal year in which the SOP is first adopted and applied to costs incurred for all projects during that fiscal year, including those in progress upon initial application. Costs incurred prior to initial application of the SOP, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had the SOP been in effect when those costs were incurred.

    In late 1998, BTC plans to complete an upgrade of information system hardware and software and expand its microcomputer network.

    There have been no other accounting pronouncements issued during the period that would have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

                   National Bankshares, Inc. and Subsidiaries



Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Derivatives

    The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, collateralized mortgage obligations, structured notes and other similar instruments which are included in securities available for sale and securities held to maturity. The fair value of these investments at March 31, 1998 approximated $13,570,000.

Interest Rate Sensitivity

    The Company's securities and loans and its deposits are subject to interest rate risk. The Company's profitability in the near term may temporarily be affected, either positively by a falling interest rate scenario or negatively by a period of rising rates. The table below sets forth, as of March 31, 1998, the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap. The table sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprise in accordance with their contracted terms.

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


    ($000's)          <3 Months   6 Months  12 Months  1-5 Years   >5 Years
                      =========   ========  =========  =========   ========

    Interest-earning
     assets           $ 85,199     22,943     54,870     144,819     61,032
    Interest-bearing
     liabilities       157,300     34,434     57,317      47,961        135
                      --------    -------    -------     -------    -------

    Gap                (72,101)   (11,491)    (2,447)     96,858     60,897
                      ========    =======    =======     =======    =======

    Cumulative gap     (72,101)   (83,592)   (86,039)     10,819     71,716
                      ========    =======    =======     =======    =======

                   National Bankshares, Inc. and Subsidiaries
                                    PART II
                               OTHER INFORMATION


Items 1-3.    Legal Proceedings;  Changes in  Securities; Defaults Upon  Senior
              Securities

              None for the three months ended
              March 31, 1998.

Item 4.       Submission of Matters to a Vote of Security Holders

              None for the three months ended
              March 31, 1998.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 27 - Financial Data Schedule

              (b) Reports  on  Form 8-K  filed  during the  three  months ended
                  March 31, 1998:

                  None

                   National Bankshares, Inc. and Subsidiaries

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           National Bankshares, Inc.
                                  (Registrant)








   Date:
          -------------       -----------------------------
                              James G. Rakes, President and
                              Chief Executive Officer





   Date:
          -------------       -----------------------------
                              J. Robert Buchanan, Treasurer
                              (principal financial officer)