Form 10-Q
period 1998-06-30
NATIONAL BANKSHARES INC
filed 1998-08-14
CIK 796534

United States
                       Securities and Exchange Commission
                            Washington, D. C.  20549

                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended                          Commission File Number:
June 30, 1998                                                          0-15204


                           National Bankshares, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Virginia                                                      54-1375874
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


100 South Main Street
P.O. Box 90002
Blacksburg, Virginia                                                 24062-9002
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)              (540)552-2011
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


               Yes    X            No
                    -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at July 31, 1998
-------------------------------               ---------------------------------
Common Stock, $2.50 Par Value                             3,792,833



                        (This report contains 26 pages)
                   National Bankshares, Inc. and Subsidiaries

                                   Form 10-Q

                                     Index




                                                                        Page
                                                                        ----

PART I    FINANCIAL INFORMATION
--------------------------------

     Item 1 - Financial Statements

          Consolidated Balance Sheets, June 30, 1998
           and December 31, 1997                                         4-5

          Consolidated Statements of Income and
           Comprehensive Income, Three Months Ended
           June 30, 1998 and 1997                                        6-7

          Consolidated Statements of Income and
           Comprehensive Income, Six Months Ended
           June 30, 1998 and 1997                                        8-9

          Consolidated Statements of Changes in
           Stockholders' Equity, Six Months Ended
           June 30, 1998 and 1997                                         10

          Consolidated Statements of Cash Flows,
           Six Months Ended June 30, 1998 and 1997                      11-12

          Selected Consolidated Financial Data                          13-17

     Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 18-23


     Item 3 - Quantitative and Qualitative Disclosures About
          Market Risk                                                     24

PART II   OTHER INFORMATION
----------------------------

     Items 1 - 3 - Legal Proceedings; Changes in
          Securities; Defaults Upon Senior Securities                     25

     Item 4 - Submission of Matters to a Vote of
          Security Holders                                                25

     Item 5 - Other Information                                           25

     Item 6 - Exhibits and Reports on Form 8-K                            25

SIGNATURES                                                                26
----------

                   National Bankshares, Inc. and Subsidiaries

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

     The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB) and Bank of Tazewell County (BTC), (the Company), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 1997 Annual Report to Stockholders and additional information supplied in the 1997 Form 10-K.

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

     Other comprehensive income at present arises from unrealized gains (losses) on securities available for sale. The following table shows other comprehensive income arising from unrealized gains (losses) on securities available for sale and the related income tax effects:

                                                    Six Months Ended
                                                        June 30,
         ($000's)                                    1998      1997
                                                     ----      ----
         Before tax amount                           $ 117        36
         Tax (expense) benefit at 34%                  (40)      (12)
                                                     -----      ----
         Other comprehensive income, net of taxes    $  77        24
                                                     =====      ====

                National Bankshares, Inc. and Subsidiaries
                       Consolidated Balance Sheets
                   June 30, 1998 and December 31, 1997
                               (Unaudited)
                                                 June 30,     December
 ($000's, except share and per share data)         1998       31, 1997
                                                 =========    ==========

 ASSETS
 Cash and due from banks                         $ 11,347        12,435
 Interest-bearing deposits                         15,908         9,728
 Federal funds sold                                 7,420         4,300
 Securities available for sale                     88,515        65,582
 Securities held to maturity (fair value
  $61,322 in 1998 and $85,005 in 1997)             60,673        84,392
 Mortgage loans held for sale                         864           405
 Loans:
    Real estate construction loans                 11,611         8,510
    Real estate mortgage loans                     46,352        42,969
    Commercial and industrial loans               105,994       101,379
    Loans to individuals                           69,551        66,635
                                                 --------       -------
             Total loans                          233,508       219,493

    Less unearned income and deferred fees         (2,535)       (2,503)
                                                 --------       -------
             Loans, net of unearned income and
              deferred fees                       230,973       216,990

    Less allowance for loan losses                 (2,544)       (2,438)
                                                 --------       -------
             Loans, net                           228,429       214,552
                                                 --------       -------
 Bank premises and equipment, net                   5,909         5,739
 Accrued interest receivable                        3,622         3,445
 Other real estate owned, net                         286           421
 Other assets                                       2,507         1,908
                                                 --------       -------

             Total assets                        $425,480       402,907
                                                 ========       =======
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Noninterest-bearing demand deposits             $ 50,397        45,093
 Interest-bearing demand deposits                  81,316        77,863
 Savings deposits                                  47,892        46,773
 Time deposits                                    185,463       175,138
                                                 --------       -------
             Total deposits                       365,068       344,867
                                                 --------       -------

 Other borrowed funds                                 478           485
 Accrued interest payable                             754           722
 Other liabilities                                  1,291           966
                                                 --------       -------
             Total liabilities                    367,591       347,040
                                                 --------       -------
 Common stock subject to ESOP put option            2,195         1,838
                                                 --------       -------


                                      -4-                      (Continued)

 Stockholders' equity:
    Preferred stock of no par value.
     Authorized 5,000,000 shares; none issued
     and outstanding                                  ---           ---
    Common stock of $2.50 par value. Authorized
     5,000,000 shares; issued and outstanding
     3,792,833 shares                               9,482         9,482
    Retained earnings                              48,136        46,191
    Accumulated other comprehensive income            271           194
    Common stock subject to ESOP put option        (2,195)       (1,838)
                                                 --------       -------
             Total stockholders' equity            55,694        54,029

 Commitments and contingent liabilities
                                                 --------       -------
             Total liabilities and
              stockholders' equity               $425,480       402,907
                                                 ========       =======

                National Bankshares, Inc. and Subsidiaries
        Consolidated Statements of Income and Comprehensive Income
                Three Months Ended June 30, 1998 and 1997
                               (Unaudited)
                                                    June 30,   June 30,
 ($000's, except per share data)                      1998       1997
                                                   =========   =========
 INTEREST INCOME
 Interest and fees on loans                          $ 5,443     4,820
 Interest on interest-bearing deposits                   163        61
 Interest on federal funds sold                          109       149
 Interest on securities - taxable                      1,765     1,985
 Interest on securities - nontaxable                     443       455
                                                     -------    ------
             Total interest income                     7,923     7,470
                                                     -------    ------
 INTEREST EXPENSE
 Interest on time deposits of $100,000 or more           592       570
 Interest on other deposits                            2,863     2,674
 Interest on borrowed funds                                3         6
                                                     -------    ------
            Total interest expense                     3,458     3,250
                                                     -------    ------
            Net interest income                        4,465     4,220

 Provision for loan losses                                73       100
                                                     -------    ------
            Net interest income after provision
             for loan losses                           4,392     4,120
                                                     -------    ------
 NONINTEREST INCOME
 Service charges on deposit accounts                     308       283
 Other service charges and fees                           46        49
 Credit card fees                                        180       168
 Trust income                                            177       198
 Other income                                             43         8
 Realized securities gains, net                           72         6
                                                     -------    ------
             Total noninterest income                    826       712
                                                     -------    ------
 NONINTEREST EXPENSE
 Salaries and employee benefits                        1,459     1,330
 Occupancy and furniture and fixtures                    245       280
 Data processing and ATM                                 210       140
 FDIC assessment                                           6        11
 Credit card processing                                  163       151
 Goodwill amortization                                    10         8
 Net costs of other real estate owned                    ---         1
 Other operating expense                                 757       590
                                                     -------    ------
             Total noninterest expense                 2,850     2,511
                                                     -------    ------
 Income before income tax expense                      2,368     2,321
 Income tax expense                                      666       650
                                                     -------    ------

             Net income                                1,702     1,671







                                      -6-                      (Continued)
 Other comprehensive income, net of taxes:
  Unrealized gains (losses) on securities
  available for sale                                     (10)      452
                                                     -------    ------

             Comprehensive income                    $ 1,692    $2,123
                                                     =======    ======

             Net income per share                    $   .45    $  .44
                                                     =======    ======

                National Bankshares, Inc. and Subsidiaries
        Consolidated Statements of Income and Comprehensive Income
                 Six Months Ended June 30, 1998 and 1997
                               (Unaudited)
                                                    June 30,   June 30,
 ($000's, except per share data)                      1998       1997
                                                   =========   =========
 INTEREST INCOME
 Interest and fees on loans                          $10,597     9,422
 Interest on interest-bearing deposits                   337        81
 Interest on federal funds sold                          178       231
 Interest on securities - taxable                      3,514     3,983
 Interest on securities - nontaxable                     868       918
                                                     -------    ------
             Total interest income                    15,494    14,635
                                                     -------    ------
 INTEREST EXPENSE

 Interest on time deposits of $100,000 or more         1,188     1,103
 Interest on other deposits                            5,560     5,317
 Interest on borrowed funds                                6        31
                                                     -------    ------
            Total interest expense                     6,754     6,451
                                                     -------    ------
            Net interest income                        8,740     8,184

 Provision for loan losses                                94       209
                                                     -------    ------
            Net interest income after provision
             for loan losses                           8,646     7,975
                                                     -------    ------
 NONINTEREST INCOME
 Service charges on deposit accounts                     583       561
 Other service charges and fees                           99        99
 Credit card fees                                        318       288
 Trust income                                            353       380
 Other income                                             54        48
 Realized securities gains, net                           85        14
                                                     -------    ------
             Total noninterest income                  1,492     1,390
                                                     -------    ------
 NONINTEREST EXPENSE
 Salaries and employee benefits                        2,858     2,702
 Occupancy and furniture and fixtures                    491       485
 Data processing and ATM                                 406       253
 FDIC assessment                                          15        14
 Credit card processing                                  291       271
 Goodwill amortization                                    17        15
 Net costs of other real estate owned                     26         2
 Other operating expense                               1,442     1,210
                                                     -------    ------
             Total noninterest expense                 5,546     4,952
                                                     -------    ------
 Income before income tax expense                      4,592     4,413
 Income tax expense                                    1,282     1,212
                                                     -------    ------

             Net income                                3,310     3,201





                                      -8-                      (Continued)
 Other comprehensive income, net of taxes:
  Unrealized gains (losses) on securities
  available for sale                                      77        24
                                                     -------    ------

             Comprehensive income                    $ 3,387     3,225
                                                     =======    ======

             Net income per share                    $   .87       .84
                                                     =======    ======

                    National Bankshares, Inc. and Subsidiaries
            Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)





                                                             Common
                                                              Stock
                                                Accumulated  Subject
                                                   Other     To ESOP
     ($000's, except for per  Common  Retained Comprehensive   Put
      share data)              Stock  Earnings     Income    Option   Total
                              ======  =========  ==========  ======   =====
     Balances, December 31,
      1996                     $9,482   42,210       (248)   (1,643)  49,801
     Net income                   ---    3,201        ---       ---    3,201
     Unrealized gains
      (losses) on securities
      available for sale,
      net of tax                  ---      ---         24       ---       24
     Dividend ($.33 per
      share)                      ---   (1,251)       ---       ---   (1,251)
     Change in common stock
      subject to ESOP put
      option                      ---      ---        ---      (250)    (250)
                               ------   ------      -----    ------   ------

     Balances, June 30, 1997   $9,482   44,160       (224)   (1,893)  51,525
                               ======   ======      =====    ======   ======


     Balances, December 31,
      1997                     $9,482   46,191        194    (1,838)  54,029
     Net income                   ---    3,310        ---       ---    3,310
     Unrealized gains
      (losses) on securities
      available for sale,
      net of tax                  ---      ---         77       ---       77
     Dividend ($.36 per
      share)                      ---   (1,365)       ---       ---   (1,365)
     Change in common stock
      subject to ESOP put
      option                      ---      ---        ---      (357)    (357)
                               ------   ------      -----    ------   ------
     Balances, June 30, 1998   $9,482   48,136        271    (2,195)  55,694
                               ======   ======      =====    ======   ======

                    National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                         June 30,   June 30,
    ($000's)                                               1998       1997
                                                         =========  =========
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                            $3,310      3,201

    Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for loan losses                            94        209
         Provision for deferred income taxes                 (28)      (127)
         Depreciation of bank premises and equipment         383        265
         Amortization of intangibles                          68         29
         Amortization of premiums and accretion of
          discounts, net                                      28        (11)
         Gains on bank premises and equipment
          disposals                                          ---         (2)
         Gains on calls of securities held to
          maturity, net                                      (85)       (14)
         Net gains on other real estate owned                (19)       ---
         (Increase) decrease in:
            Mortgage loans held for sale                    (459)       301
            Accrued interest receivable                     (177)       (19)
            Other assets                                    (449)        93
         Increase (decrease) in:
            Accrued interest payable                          32        (32)
            Other liabilities                                325       (576)
                                                         -------    -------
                   Net cash provided by operating
                    activities                             3,023      3,317
                                                         -------    -------
    CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in federal funds sold         (3,120)     1,910
    Net increase in interest-bearing deposits             (6,180)    (2,746)
    Proceeds from calls and maturities of securities
     available for sale                                   14,936      4,741
    Proceeds from calls and maturities of securities
     held to maturity                                     23,775     18,370
    Purchases of securities available for sale           (37,747)    (2,852)
    Purchases of securities held to maturity                 ---     (6,816)
    Purchases of loan participations                      (2,910)    (1,149)
    Collections of loan participations                     3,853      1,070
    Net increase in loans made to customers              (15,159)   (15,222)
    Proceeds from disposal of other real estate owned        194         29
    Recoveries on loans charged off                          205         56
    Bank premises and equipment expenditures                (553)      (350)
    Proceeds from sale of bank premises and equipment        ---        ---
                   Net cash used in investing
                    activities                           (22,706)    (2,959)
                                                         -------    -------







                                       -11-                    (Continued)

    CASH FLOWS FROM FINANCING ACTIVITIES
    Deposits assumed, net of premium paid                  7,025        ---
    Net increase in time deposits                          5,541      2,104
    Net increase in other deposits                         7,401        881
    Net increase(decrease) in other borrowed funds            (7)       757
    Cash dividends paid                                   (1,365)    (1,251)
                                                         -------    -------
                  Net cash provided by
                   financing activities                   18,595      2,491
                                                         -------    -------
    Net increase(decrease) in cash and due from banks     (1,088)     2,849
    Cash and due from banks at beginning of period        12,435      9,989
                                                         -------    -------
    Cash and due from banks at end of period             $11,347     12,838
                                                         =======    =======
    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                        $ 6,722    $ 6,483
                                                         =======    =======
    Cash paid for income taxes                           $ 1,233    $ 1,585
                                                          =======   =======

    Loans charged to the allowance for loan losses       $   193    $   402
                                                         =======    =======
    Loans transferred to other real estate owned         $    40        ---
                                                         =======    =======

                    National Bankshares, Inc. and Subsidiaries
                           Selected Balance Sheet Data
                       June 30, 1998 and December 31, 1997



                                               June 30,    December 31,
          ($000's)                               1998          1997
                                              =========    ============

          SELECTED PERIOD-END DATA
          Loans, net                           $228,429      214,552
          Total securities                      149,188      149,974
          Total assets                          425,480      402,907
          Total deposits                        365,068      344,867
          Stockholders' equity                   55,694       54,029


          SELECTED DAILY AVERADES DATA
          Loans, net                           $220,437      204,540
          Total securities                      146,456      157,179
          Total assets                          408,837      395,932
          Total deposits                        349,106      339,439
          Stockholders' equity                   54,821       53,712

                    National Bankshares, Inc. and Subsidiaries
               Selected Income Statement, Ratios and Per Share Data
                     Six Months Ended June 30, 1998 and 1997
                         And Year Ended December 31, 1997



                                                  June 30,        December 31,

   ($000's, except per share data)             1998      1997         1997
                                              ======    ======    ============

   Interest income                          $15,494      14,635       29,797
   Interest expense                           6,754       6,451       13,106
   Net interest income                        8,740       8,184       16,691
   Provision for loan losses                     94         209          435
   Noninterest income                         1,492       1,390        2,834
   Noninterest expense                        5,546       4,952       10,031
   Income taxes                               1,282       1,212        2,499
   Net income                                 3,310       3,201        6,560
   Return on average assets                    1.63%       1.65%        1.66%
   Return on average equity (1)               11.75%      12.29%       12.21%
   Net income per share                      $  .87         .84         1.73
   Book value per share (1)                  $15.26       14.08        14.73



(1) Includes amount related to common stock subject to ESOP put option excluded from stockholders' equity on the Consolidated Balance Sheets.

                                National Bankshares, Inc. and Subsidiaries
                                Average Balances and Interest Yields/Rates
                                Six Months Ended June 30, 1998 and 1997 and
                                       Year Ended December 31, 1997


   ($000's)                        June 30, 1998            June 30, 1997          December 31, 1997

                                Average      Yield/      Average      Yield/      Average     Yield/
                                Balance       Rate       Balance       Rate       Balance      Rate
                                =======     =======      =======      =======     =======     =======
   Interest-earning
    assets(1)                  $  386,664       8.35%       370,857       8.25%    374,478      8.24%

   Interest-bearing
    liabilities                   302,392       4.50%       294,720       4.41%    295,565      4.43%
                                             -------                   -------                 -----
   Net interest spread                          3.85%                     3.84%                 3.81%
                                             =======                   =======                 =====

   Net interest margin                          4.83%                     4.74%                 4.74%
                                             =======                   =======                 =====


(1)  The yield on interest-earning assets is shown on a fully tax equivalent basis.



                    National Bankshares, Inc. and Subsidiaries
             Nonperforming Assets, Past Due Loans and Impaired Loans
                   June 30, 1998 and 1997 and December 31, 1997



                                            June 30,    June 30,  December 31,
   ($000's)                                   1998        1997        1997
                                            =========  =========  ============
   NONPERFORMING ASSETS
    Nonaccrual loans                        $   42       $ 359           87

    Restructured loans                         ---         ---          ---
                                            ------      ------       ------
        Total nonperforming loans               42         359           87
                                            ------      ------       ------


    Foreclosed property                        286         447          421
                                            ------      ------       ------
        Total nonperforming assets          $  328         806          508
                                            ======      ======       ======
    Ratio of nonperforming assets to
     loans, net of unearned income and
     deferred fees and foreclosed
     properties (excludes
     nonaccrual securities)                    .14%        .21%         .23%
                                            ======      ======       ======
   ACCRUING LOANS PAST DUE 90 DAYS OR MORE
    Past due 90 days or more and
     still accruing                         $  962         504          672
                                            ======      ======       ======

    Ratio of loans past due 90 days or
     more to loans, net of unearned
     income and deferred fees                  .42%        .24%         .31%
                                            ======      ======       ======
   IMPAIRED LOANS
    Total impaired loans                    $  572         464          177
                                            ======      ======       ======
    Impaired loans with a
     valuation allowance                       284         188           53
    Valuation allowance                        (52)       (106)         (53)
                                            ------      ------       ------
    Impaired loans net of allowance         $  232          82          ---
                                            ======      ======       ======
    Impaired loans with no
     valuation allowance                    $  288         276          124
                                            ======      ======       ======
    Average recorded investment
     in impaired loans                      $  279         551          458
                                            ======      ======       ======
    Income recognized on impaired loans     $   26           6           23
                                            ======      ======       ======
    Amount of income recognized
     on a cash basis                        $  ---           6           12
                                            ======      ======       ======

                    National Bankshares, Inc. and Subsidiaries
                   Allowance for Loan Losses and Loan Loss Data
                   June 30, 1998 and 1997 and December 31, 1997



                                              For the periods ended

                                       June 30,      June 30,    December 31,
    ($000's)                             1998          1997          1997
                                      =========     =========    ============

    Balance at beginning of period    $  2,438        2,575         2,575
    Provision for loan losses               94          209           435

    Loans charged off                     (193)        (402)         (679)
    Recoveries                             205           56           107
                                      --------      -------      --------

    Balance at end of period          $  2,544        2,438         2,438
                                      ========      =======      ========

    Ratio of allowance for loan
     losses to end of period
     loans, net of unearned income
     and deferred fees                    1.10%        1.16%         1.12%
                                      ========      =======      ========
    Ratio of net charge-offs
     (recoveries) to average
     loans, net of unearned
     income and deferred
     fees (1)                            (.01%)         .35%          .23%
                                      ========      =======      ========

    Ratio of allowance for loan
     losses to nonperforming loans
     (2)                              6,204.88%      679.11%     2,802.30%
                                      ========      =======      ========

















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

Results of Operations - for the six months ended June 30,1998
-------------------------------------------------------------

    Net income for the six months ended June 30, 1998 was $3,310,000 which represents an increase of $109,000 or 3.41% over the first six months of 1997. The return on average assets as of June 30, 1998 and June 30, 1997 was 1.63% and 1.65%, respectively. The return on average equity was 11.75% and 12.29% at June 30, 1998 and 1997, respectively.

    Earnings per share at the end of the second quarter of 1998 was $0.87 per share, an increase of $0.03 per share over the second quarter of 1997.

    The overall improvement in net income was primarily the result of continued growth in net interest income and a decline in the provision for loan losses. These factors were offset to a degree by increased costs associated with data processing.

Net Interest Income
-------------------

    Net interest income at the end of the first six months of 1998 was $8,740,000, an increase of $556,000 or 6.79% over the same period in 1997. The net interest margin increased to 4.83% from 4.74% as a result of an increase in the yield on interest-earning assets of 10 basis points during that period while the cost to fund interest-earning assets increased by 1 basis point. Continued strong loan growth was the primary cause of the net increase in the interest margin.

Provision for Loan Losses
-------------------------

    The provision for loan losses for the period ended June 30, 1998 was $94,000, a decrease of $115,000 from the same period the previous year. The net charge-off (recovery) ratio at June 30, 1998 was (.01%). Loans charged off at June 30, 1998 were $193,000 compared to $402,000 at June 30, 1997.
Recoveries of loans previously charged off at the end of the first six months of 1998 were $205,000 compared to $56,000 for the same period in 1997.

    Management anticipates that additional provisions will be needed in future periods to ensure an adequate allowance for loan losses, due in part to future loan growth and factors related to portfolio composition.

    Overall asset quality remains satisfactory as indicated by nonperforming asset data shown elsewhere in this report.

Noninterest Income
------------------

    Noninterest income for the period ended June 30, 1998 was $1,492,000, an increase of $102,000 or 7.34%. The primary cause of the increase was net securities gains which were related to calls on securities held to maturity. Credit card fees increased by 10.42%. The increase for 1998 reflects a full six months income from this activity whereas 1997 reflects a partial period. Trust income was down by $27,000 or 7.11%. Trust income is governed by the types and volume of activities in which it engages. This can result in income variances from time to time.

    Other categories, service charges or on deposits, other service charges and other income displayed lesser variances.

Noninterest Expense
-------------------

    Noninterest expense for the first six months of 1998 was up 12.00% when compared to the same period in 1997. Salaries and employee benefits were up $156,000 or 5.77% when the first six months of 1998 and 1997 are compared. A substantial portion of this increase was due to the acquisition of the Galax branch discussed elsewhere in this report. Data processing expense increased by $153,000 over the first six months of 1997. In the fourth quarter of 1997, the Company upgraded its data processing equipment and software which increased depreciation and maintenance costs. Also, in anticipation of a data processing upgrade at BTC, depreciation was accelerated on certain data processing equipment that would become obsolete upon conversion later in 1998.

    OREO expense was up $24,000 the primary result of an increase in the valuation allowance for other real estate owned. The valuation allowance for other real estate is periodically adjusted to reflect market conditions which may affect net realizable values.

    Other expenses at June 30, 1998 were $1,442,000, an increase of $232,000 over the same period in 1997. This was due to normal increases in the various categories. This category contains various cash basis expenses such as office supplies and postage which may vary due to the timing and amount of purchases. The addition of the Galax Branch also contributed to the increase.

Results of Operations - for the three months ended June 30,1998
---------------------------------------------------------------

    Net income for the three months ended June 30, 1998 was $1,702,000 and increase of $31,000 or 1.86% over the same period in 1997. Earnings per share for the second quarter of 1998 was $0.45 compared to $0.44 for the second quarter of 1997.

Net Interest Income
-------------------

    Net interest income for the second quarter of 1998 was $4,465,000 which represents an increase of $245,000 or 5.81% over the same period in 1997. While interest expense rose $208,000, interest income rose by $453,000. The increase in interest income was largely attributable to loan growth.

Provision for Loan Losses
-------------------------

    The provision for loan losses for the second quarter of 1998 was $73,000, a decrease of $27,000 when compared to the same period the previous year. Reference is made to the year-to-date discussion of this category for management plans concerning this area.

Noninterest Income
------------------

    Noninterest Income for the second quarter of 1998 was $826,000 an increase of $114,000 when compared to the second quarter of 1997.

    Net securities gains  and losses which  increased $66,000  accounted for  a
significant  portion of  the  increase.   Also,  included  in other  income  is
approximately $45,000 in gains on the sale of other real estate owned.

    Service  charges  on  deposit  increased  by  $25,000  while  trust  income declined by $21,000 partially off setting that increase. Refer to comments related to trust income in the year-to-date analysis for further information related to the trust business in general. Credit card fees were up partially due to volume and in part due to the debit card program mentioned previously.

Noninterest Expense
-------------------

    Total noninterest expenses for the second quarter of 1998 was $2,850,000, up $339,000 over the same period in 1997.

    Salaries  and  fringe  benefits  increased   by  $129,000  or  9.70%.     A
substantial portion of the current quarter's increase was due to the acquisition of the Galax branch. The remainder was due to normal salary increases and other normal increases.

    Data processing expense increased by $70,000 in the second quarter of 1998. In late 1997 the Company undertook a major upgrade of its data processing system. Increases in expense were largely associated with this project.

    Other expenses increased $167,000 when the second quarter of 1998 and 1997 are compared. Many of the accounts included in the category are on cash basis such as stationary and supplies, postage, and correspondent bank fees, etc. and will vary from quarter to quarter. Also included in this category are franchise taxes which increase yearly as they are tied to growth in capital. Costs associated with the Galax branch such as additional supplies and core deposit expense also contributed to the increase.

Balance Sheet
-------------

    Total assets at June 30, 1998 were $425,480,000, an increase of $22,573,000 or 5.60% over year-end 1997. Total deposits at June 30, 1998 were $365,068,000 an increase of $20,201,000 from year-end 1997. At June 30, 1998, the newly added Galax branch had approximately $10,011,000 in deposits, the majority of which were acquired upon purchase of the branch.
    At June 30, 1998, total loans net of unearned income were $230,973,000, an increase of $13,983,000 or 6.44% over total loans at December 31, 1997. Growth as can be seen on the balance sheet occurred in all areas of real estate construction and commercial loans, real estate loans and loans to individuals also continued to increase.

Asset Quality
-------------

    Nonperforming loans, which include nonaccrual loans and restructured loans but exclude loans past due 90 days and still accruing, totaled $42,000 at June 30, 1998 compared to $87,000 at December 31, 1997. Total foreclosed properties were $286,000 at June 30, 1998 a decline of $135,000 from December 31, 1997. The ratio of net charge-offs (recoveries) to average loans, net of unearned income and deferred fees was (.01%) at June 30, 1998. At year-end December 31, 1997, the ratio was .23%.

    While asset quality trends are generally favorable at present, management cannot predict the duration of the current trend as it can be affected by changes in the local and national economic conditions, the impact of which cannot be precisely determined.

Liquidity
---------

    Liquidity is  the  ability  to  provide  sufficient  cash  levels  to  meet financial commitments and to fund loan demand and deposit withdrawals. Net cash provided by operating activities was $3,023,000 for the three months ended June 30, 1998. Net cash used in investing activities was $22,706,000 with the majority of that cash invested in securities and loans. Net cash from in financing activities was $18,595,000. Net cash decreased $1,088,000 from December 31, 1997.

    The Company actively manages its liquidity position through its investing activities. At June 30, 1998, overnight funds which includes Federal Funds sold and funds on deposit with the Federal Home Loan Bank totaled $23,328,000. In addition, securities with a remaining maturity of less than one year totaled $22,670,000. Liquidity is also managed through the management of deposit liabilities in particular, volatile funds such as time deposits over $100,000. The amount of such deposits is largely dependent on the rate of interest offered. The Company had approximately $31,987,000 in such deposits due within twelve months. Other types of deposits such as interest-bearing demand, savings and time deposits less than $100,000 are less volatile and less rate dependent historically.

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

Capital Resources
-----------------

    Total stockholders' equity increased $1,665,000 or 3.08% from December 31, 1997. During the first half of 1998, retained earnings grew by $1,945,000. Accumulated comprehensive income increased stockholders' equity by $77,000. This category is comprised solely of changes in the net unrealized gains (losses) on securities available for sale. Common stock subject to put option increased by $357,000. The common stock subject to put option is affected by the current market price of Bankshares' common stock as well as the number of shares outstanding.

    The following table sets forth the various ratios by which bank capital is measured. Bankshares and its subsidiaries continue to be well capitalized.



                                             June 30,    December 31,
                                               1998          1997
                                            =========    ============
          Consolidated Capital Ratios
          ---------------------------
           Total capital (to risk
            weighted assets)                  22.56%        23.30%
           Tier 1 Capital (to risk
            weighted assets)                  21.58%        22.30%
           Tier 1 capital (to average
            assets, leverage ratio)           13.57%        13.70%


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

    However, the Company does not plan to adopt SOP 98-1 until January 1, 1999, therefore it is not anticipated SOP 98-1 will have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

    There have been no other recent accounting pronouncements issued that would have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

                   National Bankshares, Inc. and Subsidiaries



Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Derivatives

    The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, collateralized mortgage obligations, structured notes and other similar instruments which are included in securities available for sale and securities held to maturity. The fair value of these investments at June 30, 1998 approximated $8,606,000.

Interest Rate Sensitivity

    The Company's securities and loans and its deposits are subject to interest rate risk. The Company's profitability in the near term may temporarily be affected, either positively by a falling interest rate scenario or negatively by a period of rising rates. The table below sets forth, as of June 30, 1998, the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap. The table sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contracted terms.

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


    ($000's)          <3 Months   6 Months  12 Months  1-5 Years   >5 Years
                      =========   ========  =========  =========   ========

    Interest-earning
     assets          $  86,983     22,836     45,080    128,563    120,891

    Interest-bearing
     liabilities       164,299     28,725     54,884     45,211     22,030
                      --------    -------    -------    -------    -------

    Gap                (77,316)    (5,889)    (9,804)    83,352     98,861
                      ========    =======    =======    =======    =======

    Cumulative gap    $(77,316)   (83,205)   (93,009)    (9,657)    89,204
                      ========    =======    =======    =======    =======

                   National Bankshares, Inc. and Subsidiaries
                                    PART II
                               OTHER INFORMATION


Items 1-3.    Legal Proceedings;  Changes in  Securities; Defaults Upon  Senior
              Securities

              None for the three months ended
              June 30, 1998.

Item 4.       Submission of Matters to a Vote of Security Holders

              Three Class 2 Directors of the Company were elected by a vote of the security holders for a term of three years each.

              (a) This matter was submitted  to a vote at the  Company's Annual
                  Meeting of Stockholders held on April 14, 1998.

              (b) The name of each director elected at the meeting follows:
                    Alonzo A. Crouse
                    James G. Rakes
                    Jeffery R. Stewart

                  The name of each director whose term of office continued after the meeting is listed:
                    Charles L. Boatwright
                    T.C. Bowen, Jr.
                    Robert E. Christopher, Jr.
                    Paul A. Duncan
                    William T. Peery

              (c) The  number  of votes  cast for  or  against each  nominee is
                  provided  below.   There  were  no  abstaining votes  and  no
                  broker non-votes.

                  Election of Directors

                  Director              Votes For      Votes Against
                  ========              =========      =============
                  Alonzo A. Crouse      3,273,006          14,912
                  James G. Rakes        3,285,276           2,642
                  Jeffrey R. Stewart    3,265,458          22,460

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 27 - Financial Data Schedule

              (b) Reports on  Form 8-K filed during the three months ended June
                  30, 1998:

                  None

                   National Bankshares, Inc. and Subsidiaries

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           National Bankshares, Inc.
                                  (Registrant)








   Date:    08/14/98          /s/James G. Rakes
          -------------       -----------------------------
                              James G. Rakes, President and
                              Chief Executive Officer





   Date:    08/14/98          /s/J. Robert Buchanan
          -------------       -----------------------------
                              J. Robert Buchanan, Treasurer
                              (principal financial officer)