Form 10-Q
period 1998-09-30
NATIONAL BANKSHARES INC
filed 1998-11-16
CIK 796534

United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended                       Commission File Number:
September 30, 1998                                                  0-15204


                           National Bankshares, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Virginia                                                    54-1375874
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


100 South Main Street
P.O. Box 90002
Blacksburg, Virginia                                              24062-9002
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(Registrant's telephone number, including area code)           (540)552-2011
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


            Class                           Outstanding at October 31, 1998
-------------------------------            ---------------------------------
Common Stock, $2.50 Par Value                           3,792,833


                     (This report contains 27 pages)

                   National Bankshares, Inc. and Subsidiaries

                                   Form 10-Q

                                     Index

                                                                      Page
                                                                      ----
PART I    FINANCIAL INFORMATION
--------------------------------

     Item 1 - Financial Statements

          Consolidated Balance Sheets, September 30, 1998
           and December 31, 1997                                      4-5

          Consolidated Statements of Income and
           Comprehensive Income, Three Months Ended
           September 30, 1998 and 1997                                6-7

          Consolidated Statements of Income and
           Comprehensive Income, Nine Months Ended
           September 30, 1998 and 1997                                8-9

          Consolidated Statements of Changes in
           Stockholders' Equity, Nine Months Ended
           September 30, 1998 and 1997                                 10

          Consolidated Statements of Cash Flows,
           Nine Months Ended September 30, 1998 and 1997            11-12

     Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations             13-24

     Item 3 - Quantitative and Qualitative Disclosures About
          Market Risk                                                  25

PART II   OTHER INFORMATION
----------------------------

     Items 1 - 3 - Legal Proceedings; Changes in
           Securities; Defaults Upon Senior Securities                 26

     Item  4 - Submission of Matters to a Vote of
           Security Holders                                            26

     Item  5 - Other Information                                       26

     Item  6 - Exhibits and Reports on Form 8-K                        26

SIGNATURES                                                             27
----------

                   National Bankshares, Inc. and Subsidiaries

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

     The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB) and Bank of Tazewell County (BTC), (the Company), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 1997 Annual Report to Stockholders and additional information supplied in the 1997 Form 10-K.

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

     Other comprehensive income at present arises from unrealized gains (losses) on securities available for sale. The following table shows other comprehensive income arising from unrealized gains (losses) on securities available for sale and the related income tax effects:

                                                    Nine Months Ended
                                                      September 30,
          ($000's)                                   1998       1997
                                                     ----       ----
          Before tax amount                        $1,164        398

          Tax expense at 34%                         (396)      (135)
                                                   -------       ---
          Other comprehensive income, net of
            taxes                                  $  768        263
                                                   ======        ===



               National Bankshares, Inc. and Subsidiaries
                       Consolidated Balance Sheets
                September 30, 1998 and December 31, 1997
                               (Unaudited)

                                             September 30,  December 31,
($000's, except share and per share data)        1998          1997
                                             =============  ============
Assets
Cash and due from banks                          $  9,720        12,435
Interest-bearing deposits                          16,132         9,728
Federal funds sold                                  4,230         4,300
Securities available for sale                     100,978        65,582
Securities held to maturity (fair value
  $57,158 in 1998 and $85,005 in 1997)             55,975        84,392
Mortgage loans held for sale                          532           405
Loans:
   Real estate construction loans                  10,025         8,510
   Real estate mortgage loans                      46,638        42,969
   Commercial and industrial loans                110,704       101,379
   Loans to individuals                            68,282        66,635
                                                 --------       -------
            Total loans                           235,649       219,493
   Less unearned income and deferred fees          (2,420)       (2,503)
                                                 --------       -------
            Loans, net of unearned income and
             deferred fees                        233,229       216,990
   Less allowance for loan losses                  (2,659)       (2,438)
                                                 --------       -------
            Loans, net                            230,570       214,552
                                                 --------       -------
Bank premises and equipment, net                    6,094         5,739
Accrued interest receivable                         3,643         3,445
Other real estate owned, net                          286           421
Other assets                                        2,471         1,908
                                                 --------       -------
            Total assets                         $430,631       402,907
                                                 ========       =======
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits              $ 52,993        45,093
Interest-bearing demand deposits                   76,918        77,863
Savings deposits                                   47,693        46,773
Time deposits                                     190,298       175,138
                                                 --------       -------
            Total deposits                        367,902       344,867
                                                 --------       -------
Other borrowed funds                                  188           485
Accrued interest payable                              725           722
Other liabilities                                   1,565           966
                                                 --------       -------
            Total liabilities                     370,380       347,040
                                                 --------       -------
Common stock subject to ESOP put option             1,835         1,838
                                                 --------       -------




Stockholders' equity:
   Preferred stock of no par value.
    Authorized 5,000,000 shares; none issued
    and outstanding                                   ---           ---
   Common stock of $2.50 par value. Authorized
    5,000,000 shares; issued and outstanding
    3,792,833 shares                                9,482         9,482
   Retained earnings                               49,807        46,191
   Accumulated other comprehensive income             962           194
   Common stock subject to ESOP put option         (1,835)       (1,838)
                                                 --------       -------

            Total stockholders' equity
Commitments and contingent liabilities             58,416        54,029
                                                 --------       -------
            Total liabilities and
             stockholders' equity                $430,631       402,907
                                                 ========       =======



               National Bankshares, Inc. and Subsidiaries
       Consolidated Statements of Income and Comprehensive Income
             Three Months Ended September 30, 1998 and 1997
                               (Unaudited)

                                                  September   September
($000's, except per share data)                    30, 1998    30, 1997
                                                  ==========  =========
Interest Income
Interest and fees on loans                          $ 5,532       4,996
Interest on interest-bearing deposits                   207          55
Interest on federal funds sold                           99          92
Interest on securities - taxable                      1,820       1,939
Interest on securities - nontaxable                     492         435
                                                    -------      ------
            Total interest income                     8,150       7,517
                                                    -------      ------

Interest Expense
Interest on time deposits of $100,000 or more           625         612
Interest on other deposits                            2,961       2,707
Interest on borrowed funds                                4           1
                                                    -------      ------
           Total interest expense                     3,590       3,320
                                                    -------      ------
           Net interest income                        4,560       4,197
Provision for loan losses                               225          94
                                                    -------      ------
           Net interest income after provision
            for loan losses                           4,335       4,103
                                                    -------      ------
Noninterest Income
Service charges on deposit accounts                     295         240
Other service charges and fees                           54          69
Credit card fees                                        170         161
Trust income                                            212         179
Other income                                              9          41
Realized securities gains, net                           14          11
                                                    -------      ------
            Total noninterest income                    754         701
                                                    -------      ------
Noninterest Expense
Salaries and employee benefits                        1,460       1,386
Occupancy and furniture and fixtures                    250         228
Data processing and ATM                                 197         145
FDIC assessment                                          17          15
Credit card processing                                  155         152
Goodwill amortization                                     9           7
Net costs of other real estate owned                    ---           7
Other operating expense                                 692         635
                                                    -------      ------
            Total noninterest expense                 2,780       2,575
                                                    -------      ------
Income before income tax expense                      2,309       2,229
Income tax expense                                      638         612
                                                    -------      ------

            Net income                                1,671       1,617
                                                    -------      ------




Other comprehensive income, net of taxes:
 Unrealized gains on securities
 available for sale                                     691        239
                                                    -------     ------

            Comprehensive income                    $ 2,362      1,856
                                                    =======     ======

            Net income per share                    $  0.44       0.43
                                                    =======     ======


               National Bankshares, Inc. and Subsidiaries
       Consolidated Statements of Income and Comprehensive Income
              Nine Months Ended September 30, 1998 and 1997
                               (Unaudited)

                                                   September  September
($000's, except per share data)                    30, 1998    30, 1997
                                                   =========  =========
Interest Income
Interest and fees on loans                           $16,129     14,418
Interest on interest-bearing deposits                    544        136
Interest on federal funds sold                           277        323
Interest on securities - taxable                       5,334      5,922
Interest on securities - nontaxable                    1,360      1,353
                                                     -------     ------
            Total interest income                     23,644     22,152
                                                     -------     ------

Interest Expense
Interest on time deposits of $100,000 or more          1,813      1,715
Interest on other deposits                             8,521      8,024
Interest on borrowed funds                                10         32
                                                     -------     ------
           Total interest expense                     10,344      9,771
                                                     -------     ------
           Net interest income                        13,300     12,381
Provision for loan losses                                319        303
                                                     -------     ------
           Net interest income after provision
            for loan losses                           12,981     12,078
                                                     -------     ------
Noninterest Income
Service charges on deposit accounts                      878        801
Other service charges and fees                           153        204
Credit card fees                                         488        449
Trust income                                             565        559
Other income                                              63         53
Realized securities gains, net                            99         25
                                                     -------     ------
            Total noninterest income                   2,246      2,091
                                                     -------     ------
Noninterest Expense
Salaries and employee benefits                         4,318      4,088
Occupancy and furniture and fixtures                     741        713
Data processing and ATM                                  603        398
FDIC assessment                                           32         29
Credit card processing                                   446        423
Goodwill amortization                                     26         22
Net costs of other real estate owned                      26          9
Other operating expense                                2,134      1,845
                                                     -------     ------
            Total noninterest expense                  8,326      7,527
                                                     -------     ------
Income before income tax expense                       6,901      6,642
Income tax expense                                     1,920      1,824
                                                     -------     ------
            Net income                                 4,981      4,818
                                                     -------     ------



Other comprehensive income, net of taxes:
 Unrealized gains on securities
 available for sale                                      768       263
                                                    --------    ------

            Comprehensive income                     $ 5,749     5,081
                                                    ========    ======

            Net income per share                     $  1.31      1.27
                                                    ========    ======



                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                 Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)

                                                            Common
                                                             Stock
                                               Accumulated  Subject
                                                  Other     To ESOP
   ($000's, except for per   Common  Retained Comprehensive   Put
    share data)               Stock  Earnings    Income     Option    Total
                             ======= ======== ============= =======   =====
   Balances, December 31,
    1996                     $ 9,482   42,210        (248)  (1,643)  49,801
   Net income                    ---    4,818         ---      ---    4,818

   Unrealized gains
    (losses) on securities
    available for sale,
    net of tax                   ---      ---         263      ---      263
   Dividend ($ .33 per
       share)                    ---   (1,251)        ---      ---   (1,251)
   Change in common stock
    Subject to ESOP put
    Option                       ---      ---         ---     (140)    (140)
                              ------   ------       -----   ------    -----
   Balances, September 30,   $ 9,482   45,777          15   (1,783)  53,491
   1997                       ======   ======      ======   ======   ======

   Balances, December 31,
    1997                       9,482   46,191         194   (1,838)  54,029
   Net income                    ---    4,981         ---      ---    4,981

   Unrealized gains
    (losses) on securities
    available for sale,
    net of tax                   ---     ---          768      ---     768
   Dividend ($ .36 per
       share)                    ---  (1,365)         ---      ---   (1,365)

   Change in common stock
    Subject to ESOP put
    Option                       ---     ---          ---        3       3
                              ------   ------      ------   ------   -----

   Balances, September 30,   $ 9,482   49,807         962   (1,835)  58,416
   1998                       ======   ======      ======   ======   ======


                   National Bankshares, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)

                                                        September  September
    ($000's)                                             30, 1998   30, 1997
                                                        =========  =========
    Cash Flows from Operating Activities
    Net Income                                             $4,981      4,818

    Adjustments to reconcile net income to net cash
     Provided by operating activities:
         Provision for loan losses                            319        303
         Provision for deferred income taxes                  (28)      (127)
         Depreciation of bank premises and equipment          593        408
         Amortization of intangibles                          106         22
         Amortization of premiums and accretion of
          discounts, net                                       47          3
         Gains on bank premises and equipment
          disposals                                            (7)        (2)
         Gains on calls of securities held to
          maturity, net                                       (99)       (25)
         Net gains on other real estate owned                 (19)       ---
         (Increase) decrease in:
            Mortgage loans held for sale                     (127)       (46)
            Accrued interest receivable                      (198)       (73)
            Other assets                                     (678)        18
         Increase (decrease) in:
            Accrued interest payable                            3        (19)
            Other liabilities                                 599       (115)
                                                          -------     ------

                   Net cash provided by operating
                    Activities                              5,492      5,165
                                                          -------    -------
    Cash Flows from Investing Activities
    Net (increase)decrease in federal funds sold               70     (2,675)
    Net increase in interest-bearing deposits              (6,404)    (6,537)
    Proceeds from calls, sales and maturities of
       securities available for sale                       23,000      6,795
    Proceeds from calls and maturities of securities
     held to maturity                                      30,472     25,425
    Purchases of securities available for sale            (57,235)    (4,844)
    Purchases of securities held to maturity               (2,000)    (8,012)
    Purchases of loan participations                       (1,640)    (1,515)
    Collections of loan participations                      4,074      1,365
    Loans purchased, net of premium                        (3,811)       ---
    Net increase in loans made to customers               (15,215)   (18,293)
    Proceeds from disposal of other real estate owned         194         83
    Recoveries on loans charged off                           215         71
    Bank premises and equipment expenditures                 (948)      (475)
    Proceeds from sale of bank premises and equipment           7          9
                                                          -------    -------

                   Net cash used in investing
                    Activities                            (29,221)    (8,603)
                                                          -------    -------




    Cash Flows from Financing Activities
    Deposits assumed, net of premium paid                   6,827        ---
    Net increase in time deposits                           7,974      6,697
    Net increase in other deposits                          7,875      1,065
    Net decrease in other borrowed funds                     (297)      (143)
    Cash dividends paid                                    (1,365)    (1,251)
                                                          -------    -------
                  Net cash provided by
                   financing activities                    21,014      6,368
                                                          -------    -------
    Net increase(decrease) in cash and due from banks      (2,715)     2,930
    Cash and due from banks at beginning of period         12,435      9,989
                                                          -------    -------
    Cash and due from banks at end of period              $ 9,720     12,919
                                                          =======    =======
    Supplemental Disclosure of Cash Flow Information

    Interest paid                                         $10,341       9,790
                                                          =======     =======
    Cash paid for income taxes                            $ 2,052       2,276
                                                          =======     =======
    Loans charged to the allowance for loan losses        $   313        530
                                                          =======    =======
    Loans transferred to other real estate owned          $    40         25
                                                          =======    =======
    Investments charged to the allowance for              $   ---        272
    securities losses                                     =======     =======


                   National Bankshares, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to set forth information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Refer to the financial statements and other information included in this report as well as the 1997 Annual Report and Form 10-K for an understanding of the following discussion and analysis.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.


Results of Operations - for the nine months ended September 30,1998
--------------------------------------------------------------------

     Net income for the nine months ended September 30, 1998 was $4,981,000 which represents an increase of $163,000 or 3.38% over the first nine months of 1997. The return on average assets as of September 30, 1998 was 1.60% and 1.64% as of September 30, 1997. The return on average equity was 11.58% as of September 30, 1998 and 12.13% as of September 30, 1997.

     Earnings per share at the end of the third quarter of 1998 were $1.31 per share, an increase of $0.04 per share over the third quarter of 1997.

The following table provides selected consolidated data.

                                               September 30,     December 31,
  ($000's, except per share data)             1998       1997        1997
                                             ======     ======   ============
  Interest income                           $23,644     22,152         29,797
  Interest expense                           10,344      9,771         13,106
  Net interest income                        13,300     12,381         16,691
  Provision for loan losses                     319        303            435
  Noninterest income                          2,246      2,091          2,834
  Noninterest expense                         8,326      7,527         10,031
  Income taxes                                1,920      1,824          2,499
  Net income                                  4,981      4,818          6,560
  Return on average assets                     1.60%      1,64%          1.66%
  Return on average equity (1)                11.58%     12.13%         12.21%
  Net income per share                      $  1.31       1.27           1.73
  Book value per share (1)                  $ 15.88      14.57          14.73


(1) Includes amount related to common stock subject to ESOP put option excluded from stockholders' equity on the Consolidated Balance Sheets.

Net Interest Income
-------------------

     Net interest income at the end of the first nine months of 1998 was $13,300,000, an increase of $919,000 or 7.42% over the same period in 1997.

     The net interest margin is one of the primary ratios used by banks to measure net interest income. The net interest margin is composed of the yield on earning assets on a fully tax equivalent basis less the cost to fund earning assets. The funding cost factors in capital and demand deposits as well as interest-bearing liabilities. The following table sets forth the Company's net interest margin for the periods shown.

                                September 30,   September 30,    December 31,
                                     1998            1997            1997
                                =============   =============    ============
 Yield on earning assets                 8.32%           8.24%           8.24%
 Cost to fund earning assets             3.52%           3.51%           3.50%
                                     --------         -------         -------
 Net interest margin                     4.80%           4.73%           4.74%
                                     ========         =======         =======



     A second measure of net interest income is the net interest spread. This ratio consists of the yield on earning assets on a fully tax equivalent basis less the cost of interest bearing liabilities. It does not reflect the benefit received from "free funds" such demand deposits and capital. The following table sets forth the Company's net interest spread for the periods shown.

                                September 30,   September 30,    December 31,
                                     1998            1997            1997
                                =============   =============    ============
 Yield on earning assets                 8.32%           8.24%           8.24%
 Cost of interest-bearing
  Liabilities                            4.51%           4.43%           4.43%
                                     --------         -------         -------
 Net interest spread                     3.81%           3.81%           3.81%
                                     ========         =======         =======



     As shown in the previous tables, the net interest margin has increased by seven basis points. The principal reason for the increase was an eight point increase in the yield on earning assets, which was caused by continued strong loan growth. The cost to fund earning assets increased only slightly to 3.52%. The cost of interest-bearing liabilities increased eight basis points to 4.51% at September 30, 1998. This ratio reflects the rising cost of interest-bearing liabilities. It does not give consideration to the beneficial effects of capital and noninterest-bearing deposits, which have also increased.

Provision and Allowance for Loan Losses
---------------------------------------

     The adequacy of the allowance for loan losses is based on management's judgement and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors such as general economic conditions.

     An internal credit review department performs pre-credit analyses of large credits and also conducts credit review activities in an effort to provide management with an early warning of asset quality deterioration. Changing trends in the loan mix are also evaluated in determining the adequacy of the allowance for loan losses. Precise loss predictions may be difficult to determine due to the complex circumstances that often surround troubled debts. Loan loss and other industry indicators related to asset quality are presented in the following tables.

                                          For the periods ended
($000's)                        September 30,  September 30, December 31,
                                    1998           1997          1997
                                =============  ============  ============
Balance at beginning of period       $ 2,438         2,575         2,575

Provision for loan losses                319           303           435

Loans charged off                       (313)         (530)         (679)

Recoveries                               215            71           107
                                     -------        ------       -------
Balance at the end of period         $ 2,659         2,419         2,438
                                     =======        ======       =======
Ratio of allowance for loan
losses to end of period loans,
net of unearned income and
deferred fees                           1.14%         1.13%         1.12%
                                     =======        ======       =======

Ratio of net charge-offs to
average loans, net of unearned
income and deferred fees(1)              .06%          .30%          .23%
                                     =======        ======       =======

Ratio of allowance for loan
losses to nonperforming loans (2)   6,647.50%       675.70%     2,802.30%
losses to nonperforming             ========        ======      ========


(1)  Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.


                                       September 30, September 30, December 31,
 ($000's)                                   1998         1997          1997
                                       ============= ============= ============
 Nonperforming Assets
  Nonaccrual loans                         $    40            358          87
  Restructured loans                           ---            ---         ---
                                           -------        -------     -------
      Total nonperforming loans                 40            358          87
                                           -------        -------     -------

  Foreclosed property                          286            417         421
                                           -------        -------     -------
      Total nonperforming assets           $   326            775         508
                                           =======        =======     =======
  Ratio of nonperforming assets to
   loans, net of unearned income and
   deferred fees and foreclosed
   properties                                  .14%           .36%        .23%
                                           =======        =======     =======
 Accruing Loans Past Due 90 Days or
 More
  Past due 90 days or more and
   still accruing                          $   899            546         672
                                           =======        =======     =======
  Ratio of loans past due 90 days or
   more to loans, net of unearned
   income and deferred fees                    .39%           .26%        .31%
                                           =======        =======     =======
 Impaired Loans
  Total impaired loans                     $   600            424         177
                                           =======        =======     =======
  Impaired loans with a
   Valuation allowance                         284            382          53
  Valuation allowance                          (52)          (140)        (53)
                                           -------        -------     -------
  Impaired loans net of allowance          $   232            242         ---
                                           =======        =======     =======
  Impaired loans with no
   Valuation allowance                     $   316             42         124
                                           =======        =======      =======
  Average recorded investment
   in impaired loans                       $   360            519         458
                                           =======        =======     =======
  Income recognized on impaired loans      $    49              8          23
                                           =======        =======     =======
  Amount of income recognized
   on a cash basis                         $   ---              9          12
                                           =======        =======     =======


Noninterest Income
------------------

     Noninterest income continues to be an important source of the Company's income. This category is comprised service charges on deposit accounts, credit card fees and trust income and safe deposit box rental. Net securities gains and losses are also included in this category.

     Noninterest income for the period ended September 30, 1998 was $2,246,000, an increase of $155,000 or 7.41% over the same period in 1997.

     Service charges on deposit accounts were $878,000 at September 30, 1998, an increase of $77,000 or 9.61% over the same period in 1997. Demand deposit growth was the principal cause of this growth.

     Other service charges declined by $51,000 when September 30, 1998 and 1997 are compared. Income for 1997 includes interest on a tax refund of $27,000 that did not occur in 1998.

     Credit card fees grew by $39,000 or 8.69% when the first nine months of 1998 and 1997 are compared. In 1997, the Company introduced a debit card program. This new service was not in effect for the entire year of 1997; thus, 1998 reflects a higher level of income from this new activity, as well as from increases in overall business volume.

     Trust income remained essentially stable, increasing 1.07%. Trust income is dependent on market conditions as well as the types of accounts being handled at any given point in time. The level of estate business, for example, cannot be predicted with any degree of preciseness.

     Other income, which is comprised of various miscellaneous types of income, increased by $10,000 for the first nine months of 1998.

     Net securities gains and losses increased $74,000 when 1998 and 1997 are compared. The income in this category reflects securities purchased at a discount that were called prior to maturity.

Noninterest Expense
-------------------

     Noninterest expenses for the first nine months of 1998 were $8,326,000, an increase of $799,000 or 10.62% over the first nine months of 1997.
     Salaries and fringe benefits was $4,318,000 at the end of the first nine month of 1998. This represents an increase of $230,000 or 5.63% over the first nine months of 1997. The increase included additional expense for normal merit increases, personnel costs at the Galax branch acquired in the second quarter of 1998, and for a limited number of new positions.

     Occupancy expenses increased by $28,000 or 3.93% when the first nine months of 1998 and 1997 are compared. The increase includes the additional expense associated with the 1998 Galax branch acquisition.

     Data processing expense increased by $205,000 or 51.51%. The increases were largely associated with the installation of a new mainframe computer system that began in the fourth quarter of 1997. The principal objective of this upgrade was to provide the Company with a single system to meet its data processing needs.

     Credit card expense rose by 5.44% in the first nine months of 1998. Increases in overall volume contributed to this increase, as well as additional costs associated with the debit card program previously mentioned.

     Other expenses at September 30, 1998 were $2,134,000, which represents an increase of $289,000 or 15.66% over the same period in 1997. Other expenses include various types of costs. Examples of expense accounts included are telephone, franchise taxes, stationary and supplies, market expense, correspondent changes and numerous others. Some expenses included in this area represent accrued expense for anticipated expenditures, while others are on a cash or pay as incurred basis. Some categories are within management's ability to control while others can only be controlled to a degree.


Results of Operations - for the three months ended September 30,1998
--------------------------------------------------------------------

     Net income for the three months ended September 30, 1998 was $1,671,000 and increase of $54,000 or 3.34% over the same period in 1997. Earnings per share for the third quarter of 1998 was $0.44 compared to $0.43 for the third quarter of 1997.


Net Interest Income
-------------------

     Net interest income for the third quarter of 1998 was $4,560,000, which represents an increase of $363,000 or 8.65% over the same period in 1997. Interest expense rose $270,000 and interest income rose by $633,000. The increase in interest income was largely attributable to continued loan growth.


Provision for Loan Losses
-------------------------

     The provision for loan losses for the third quarter of 1998 was $225,000 an increase of $131,000 when compared to the same period the previous year.
Further comments related to the provision for loan losses are included in the year-to-date discussion.


Noninterest Income
------------------

     Noninterest income for the third quarter of 1998 was $754,000 an increase of $53,000 when compared to the third quarter of 1997.

     Service charges or deposits increased $55,000 when the third quarter of 1998 and 1997 are compared. As previously mentioned in the year-to-date income discussion, growth in demand deposits prompted this increase.

     Trust income increased $33,000 for the quarter though an overall year-to-date basis has not shown a substantial increase. Income in this area is greatly influenced by market conditions and the type accounts being processed in the period.

     The other service charge and other income categories include various miscellaneous items and are subject to fluctuations.


Noninterest Expense
-------------------

     Total noninterest expenses for the third quarter of 1998 was $2,780,000, a $205,000 increase over the same period in 1997.

     Salaries and fringe benefits increased by $74,000 or 5.34%. A substantial portion of the current quarter's increase was due to the acquisition of the Galax branch. The remainder was due to normal salary increases and other expected increases.

     Data processing expense increased by $52,000 in the third quarter of 1998. In late 1997 the Company undertook a major upgrade of its data processing system. Expense increases were largely associated with this project.

     Other expenses increased $57,000 when the third quarter of 1998 and 1997 are compared. Many of the accounts included in the category are on cash basis such as stationary and supplies, postage, and correspondent bank fees, etc. and
will vary from quarter to quarter.   Franchise taxes, which increase with the
level of capital, are also included in this category. Costs associated with the Galax branch such as additional supplies and core deposit expense also contributed to the increase.


Balance Sheet
-------------

     The following table sets forth selected consolidated balance sheet data.


 ($000's)                      September 30,   September 30,  December 31,
                                   1998            1997           1997
                               =============   =============  ============
Selected Period-End Data
------------------------
Loans, net                        $ 230,570         211,642        214,552

Total securities                    156,953         152,300        149,974

Total assets                        430,631         400,165        402,907

Total deposits                      367,902         342,346        344,867

Stockholders' equity                 58,416          53,491         54,029




Selected Daily Averages Data
----------------------------

Loans, net                        $ 222,538         201,849       204,540

Total securities                    149,606         159,121       157,179

Interest-earning assets             392,998         372,605       374,478

Total assets                        415,109         393,909       395,932

Total deposits                      354,830         337,740       339,439

Interest-bearing liabilities        306,855         295,175       295,565

Stockholders' equity                 55,449          51,354        53,712



     Total average assets at September 30, 1998 were $415,109,000, an increase of $19,177,000 or 4.84% from December 31, 1997. The Company continues to experience satisfactory growth in deposits. It is management's belief that recent deposit growth is the result of current volatility in the financial markets. It is believed that deposit growth will continue as long as those conditions exist.


Liquidity
---------

     Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. Net cash provided by operating activities was $5,492,000 for the nine months ended September 30, 1998. Net cash used in investing activities was $29,221,000 with the majority of that cash invested in securities and loans. Net cash from financing activities was $21,014,000. Net cash decreased $2,715,000 from December 31, 1997.

     The Company actively manages its liquidity position through its investing activities. At September 30, 1998, overnight funds which includes Federal Funds sold and funds on deposit with the Federal Home Loan Bank totaled $20,362,000. In addition, securities with a remaining maturity of less than one year totaled $20,666,000. Liquidity is also managed through the management of deposit liabilities; in particular, volatile funds such as time deposits of $100,000 or more. The amount of such deposits is largely dependent on the rate of interest offered. The Company had approximately $33,600,000 in such deposits due within twelve months. Other types of deposits such as interest bearing demand, savings and time deposits less than $100,000 are less volatile and less rate dependent, historically.

     Short term liquidity needs can also be satisfied by way of credit facilities established with correspondent banks, the Federal Home Loan Bank and Federal Reserve. Longer term borrowings, if necessary, can be obtained through the Federal Home Loan Bank.

     Management is not aware of any trend, commitment or events that will result in or that are reasonably likely to result in a decrease in liquidity that would be adverse and to a degree that operations would be materially impaired.

Capital Resources
-----------------

     Total stockholders' equity increased $4,387,000 or 8.12% from December 31,1997. During the first nine months of 1998, retained earnings grew by $3,616,000. Accumulated comprehensive income increased stockholders' equity by $768,000. This category is comprised solely of changes in the net unrealized gains (losses) on securities available for sale. Common stock subject to put option decreased by $3,000. The common stock subject to put option is affected by the current market price of Bankshares' common stock as well as the number of shares outstanding.

     The following table sets forth the various ratios by which bank capital is measured. Bankshares and its subsidiaries continue to be well capitalized.

                                            September      December
                                             30, 1998      31, 1997
                                            =========      ========
          Consolidated Capital Ratios
          ---------------------------
           Total capital (to risk
            Weighted assets)                   22.80%        23.30%
           Tier 1 Capital (to risk
            Weighted assets)                   21.80%        22.30%
           Tier 1 capital (to average
            Assets, leverage ratio)            13.72%        13.70%



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


Year 2000
---------

     The Company is cognizant of the risks and challenges presented by the impact of the century date change on information processing and other micro-chip controlled systems. The Year 2000 (Y2K) involves several issues for financial institutions. The Company's own internal information processing and microchip controlled systems, as well as those of its major service vendors, must be Y2K compliant. Banks face credit and earnings risk should commercial loan customers or large depositors suffer significant business disruptions as a result of the impact of computer failures in their own operations or in those of their suppliers or customers. Banks could encounter temporary liquidity problems if customers withdraw unusually large sums of cash because they are unduly concerned about the effects of Y2K. And, although management believes the level of counterparties trading risk is low, there could be a temporary or permanent effect on the investment portfolio resulting from the negative impact of Y2K on the underlying entities.

     Both of the Company's bank subsidiaries have established Y2K project management teams that have developed Y2K plans with assessment, testing and remediation phases. The internal audit department is conducting Y2K audits, and both banks are subject to regular Y2K compliance examinations by their respective federal and state regulators.

     The assessment phase outlined in both NBB's and BTC's Y2K plans has been completed. The banks have identified all internal mission critical information technology and microchip controlled systems. Outside vendors that provide mission critical service to the institutions have also been identified.

     Because of their importance to daily business operations, attention has been focused on the banks' own bank-specific information processing hardware and software. In 1997, in the normal course of business, NBB purchased a new Unisys host computer and peripherals and installed the latest version of Information Technology, Inc.'s. bank processing software. BTC is currently converting from its previous in-house information processing system. That bank will shortly process its daily work on NBB's host computer and will also use the Information Technology, Inc. software. Full scale Y2K testing of this hardware and software is planned in the last quarter of 1998, once the BTC computer conversion is complete.

     Each bank has identified independent information technology systems in its Trust Department as being mission critical. NBB has completed testing by proxy and full testing of these systems is expected to be completed by year end, 1998.
 Microchip controlled bank security systems are also mission critical. Testing of these systems is finished. Some minor upgrades in the security systems were required, and this work is complete.

     Both NBB and BTC deal with outside vendors that provide mission critical support for bank card processing and ATM servicing. The banks are working closely with vendors to assure their Y2K readiness. The vendors have been asked to certify Y2K compliance. However, because both banks have decided to convert to a new ATM servicer in early 1999, testing of that application will be delayed until the conversion is complete.

     Each bank has developed and implemented programs to assess the level of Y2K risk among their large loan customers. NBB's Credit Review department performs a pre-credit analysis of all new large loans made by both banks. An assessment of the potential effects of Y2K on the credit-worthiness of borrowers is now a part of this analysis. BTC is asking new commercial borrowers to sign an agreement to insure compliance with minimum standards with regard to Y2K issues.
 That bank is also following up with these borrowers to insure that promised deadlines are met. NBB has a larger portfolio of existing commercial loans than BTC, and therefore has undertaken a more intensive campaign to evaluate the level of credit risk posed by the millenium date change. NBB has identified all current commercial loan customers with outstanding balances of more that $100,000. Bank loan officers are in process of meeting with each of these customers to assess the level of Y2K related credit risk. These assessments were substantially completed at the end of the third quarter.

     Both banks have undertaken initiatives designed to educate customers about Y2K issues and to allay any unwarranted concerns about the safety and soundness of the institutions. Leaflets discussing the topic have been sent to all customers, and NBB has posted information on its Web site. NBB also hosted a public forum about Y2K which was directed at small business customers, but was widely advertised to the general public. Employee training and awareness campaigns have also been implemented.

     Once the testing phases of the banks' Y2K plans are substantially complete at year end 1998, both banks will focus more heavily on completing remediation and business resumption contingency planning. NBB has drafted contingency plans to 1) identify alternatives should mission critical applications not meet the bank's readiness plan, and 2) develop a course of action to assure business continuity in the event there are systems failures on critical dates. NBB will refine its contingency plans utilizing the knowledge gained from testing. Because of the major computer conversion project and the fact that a large part of its mission critical applications will be supplied by NBB, BTC will need to substantially revise its contingency plans in early 1999.

     As has been mentioned, the Company's subsidiaries have recently completed an upgrade of internal information processing systems, including the acquisition of new hardware and software. While the project does enhance Y2K preparedness, its major goals are to provide a shared information processing systems for affiliates and to provide additional processing capacity and the ability to use the most advanced version of software available. The costs of the upgrade were substantial, but the total of costs of the upgrade directly related to the Y2K component and other expenses identified by the banks' Y2K project management teams are now estimated to be approximately $100,000. Included in this total are certain completed and planned bank security system upgrades, accelerated replacement for a small number of personal computers and some required completed and planned upgrades of personal computers and applications software. Total estimated Y2K expenses of $100,000 are not deemed material to the consolidated financial statements.


Future Accounting Considerations
--------------------------------

      In March 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is applicable for the costs of computer software developed or obtained for internal use. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operation stage (as defined in SOP 98-1) is an internal-use computer software development project be expensed as incurred.

     SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. Earlier application is encourages in fiscal years for which annual financial statements have not been issued. Initial application should be as of the beginning of the fiscal year in which the SOP is first adopted and applied to costs incurred for all projects during that fiscal year, including those in progress upon initial application. Costs incurred prior to initial application of the SOP, whether capitalized or not, should not be adjusted to the amounts that would have been capitalized had the SOP been in effect when those costs were incurred.

     In late 1998, BTC plans to complete an upgrade of information system hardware and software and expand its microcomputer network.

     However, the Company does not plan to adopt SOP 98-1 until January 1, 1999, therefore it is not anticipated SOP 98-1 will have a material effect in the consolidated financial position, results of operations or liquidity of the Company.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted FASB 133 as of October 1, 1998. In connection with the adoption of FASB 133, the Company transferred securities with a carrying value of approximately $20,500,000 from held to maturity to available for sale. This transfer of securities resulted in an increase in unrealized gains (losses) on securities available for sale, comprehensive income, accumulated other comprehensive income and stockholders' equity of approximately $469,000, net of income taxes of $242,000, as of October 1, 1998. Except as discussed above the adoption of FASB 133 did not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

     There have been no other recent accounting pronouncements issued that would have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Derivatives

     The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, collateralized mortgage obligations, structured notes and other similar instruments which are included in securities available for sale and securities held to maturity. The fair value of these investments at September 30, 1998 approximated $8,575,000.

Interest Rate Sensitivity

     The Company's securities, loans, and deposits are subject to interest rate risk. The Company's profitability in the near term may temporarily be affected, either positively by a falling interest rate scenario or negatively by a period of rising rates. The table below sets forth, as of September 30, 1998, the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap. The table sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contracted terms.

     The method of analysis presented the following table has certain inherent shortcomings. For example, although in certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates. Also, loan prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those which appear on the table.


    ($000's)          <3 Months   6 Months  12 Months  1-5 Years   >5 Years
                      =========   ========  =========  =========   ========
    Interest-earning
     Assets            $ 89,232     32,775     55,618    152,905     80,946

    Interest-bearing
     Liabilities        159,093     35,168     67,879     52,769        ---
                        -------     ------    -------    -------    -------

    Gap                 (69,861)    (2,393)   (12,261)   100,136     80,946
                        ========   =======    =======    =======    =======

    Cumulative gap     $(69,861)   (72,254)   (84,515)    15,621     96,567
                       ========     =======    =======    ======    =======


                   National Bankshares, Inc. and Subsidiaries

                                    PART II
                               OTHER INFORMATION


Items 1-3.    Legal Proceedings; Changes in Securities; Defaults Upon Senior
              Securities

              None for the three months ended
              September 30, 1998.

Item 4.       Submission of Matters to a Vote of Security Holders

              None for the three months ended September 30, 1998

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 27 - Financial Data Schedule

              (b) Reports on Form 8-K filed during the three months ended
                  September 30, 1998:

                  None

                   National Bankshares, Inc. and Subsidiaries

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           National Bankshares, Inc.
                                  (Registrant)





   Date:
        -------------              ------------------------------------
                                   James G. Rakes, President and
                                   Chief Executive Officer



   Date:
        -------------              ------------------------------------
                                   J. Robert Buchanan, Treasurer
                                   (principal financial officer)