Form 10-K
period 1998-12-31
NATIONAL BANKSHARES INC
filed 1999-03-12
CIK 796534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended                                 Commission file number
   December 31, 1998                                            O-15204

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 8, 1999 was $81,628,092. The aggregate market value was computed based on a price determined from transactions known to management of the Registrant since its stock is not extensively traded, listed on any exchange, or quoted by NASDAQ. (In determining this amount, the registrant assumes that all of its Directors and principal Officers are affiliates. Such assumption shall not be deemed conclusive for any other purposes.)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at February 8, 1999
------------------------------                 ---------------------------------
Common Stock, $2.50 Par Value                              3,792,833



                       DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrants' Annual Report to Stockholders for the year ended December 31, 1998, is incorporated by reference into Parts I and II of this report.

Selected information from the Registrant's Proxy Statement for the Annual Meeting to be held April 13, 1999 and filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.




                        (This report contains 42 pages.)
                                              --
                   (The Index of Exhibits are on pages 41-42.)

                        National Bankshares, Incorporated

                       Annual Report For 1998 on Form 10-K


                                Table of Contents



                                                              Page
                                                              ----

            Part I

            Item 1.  Business                                 3-30
            Item 2.  Properties                                30
            Item 3.  Legal Proceedings                         30
            Item 4.  Submission of Matters to a Vote of
                      Security Holders                         30
                     Executive Officers of the Registrant      31
            Part II

            Item 5.  Market for Registrant's Common
                      Equity and Related Stockholder
                      Matters                                  32
            Item 6.  Selected Financial Data                   32
            Item 7.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                            32
            Item 7A. Quantitative and Qualitative
                      Disclosures About Market Risk           32-35
            Item 8.  Financial Statements and
                      Supplementary Data                       36
            Item 9.  Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure                     36

            Part III

            Item 10. Directors and Executive Officers of
                       the Registrant                          36
            Item 11. Executive Compensation                    36
            Item 12. Security Ownership of Certain
                       Beneficial Owners and Management        36
            Item 13. Certain Relationships and Related
                       Transactions                            37
            Part IV

            Item 14. Exhibits, Financial Statement
                       Schedules, and Reports on Form 8-K     37-39

                                     Part I
                                     ------


Item 1.  Business.
-----------------

History and Business

   National Bankshares, Inc. (Bankshares) is a bank holding company organized under the laws of Virginia in 1986 and registered under the Bank Holding Company Act (BHCA). Except for a separate investment portfolio, Bankshares conducts all of its business operations through its two wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and Bank of Tazewell County (BTC), collectively referred to as "the Company".

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

Bank of Tazewell County

   The antecedents of BTC are in a charter issued on September 28, 1889 for Clinch Valley Bank. On December 22, 1893, a second charter was issued in substantially the same form for Bank of Clinch Valley. In 1929, Bank of Clinch

Valley merged with Farmers Bank under the charter of the former, and the name of the new institution became Farmers Bank of Clinch Valley. Bank of Tazewell County resulted from the 1964 merger of Bank of Graham, Bluefield, Virginia with Farmers Bank of Clinch Valley. BTC provides general retail and commercial banking services to individuals, businesses and local government units. These services include commercial, real estate and consumer loans. Deposit accounts offered include demand deposit accounts, interest-bearing demand deposit accounts, money market deposit accounts, savings accounts and certificates of deposit. Other services include automatic funds transfer, collections, night depository, safe deposit, travelers checks, savings bond sales and utility payment services; and providing other miscellaneous service normally offered by commercial banks. BTC also conducts a general trust business.

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

Residential Real Estate Loans

   Loans secured by residential real estate are originated by both bank subsidiaries. NBB sells a substantial percentage of the residential real estate loans it originates in the secondary market on a servicing released basis. There are occasions when a borrower or the real estate do not qualify under secondary market criteria, but the loan request represents a reasonable credit risk. Also, an otherwise qualified borrower may choose not to have their mortgage loan sold. On these occasions, if the loan meets NBB's internal underwriting criteria, the loan will be closed and placed in NBB's portfolio. Some loans originated by BTC are held in the bank's loan portfolio and others are sold in the secondary market. In their secondary market operations, NBB and BTC participates in insured loan programs sponsored by the Department of Housing and Urban Development, the Veterans Administration and the Virginia Housing Development Authority.

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

   In addition to the risks associated with all real estate loans, construction loans bear the risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may at any point in time be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be the bank's loan customer, is unable to finish the construction project as planned because of financial pressures unrelated to the project. Loans to customers that are made as permanent financing of construction loans may likewise under certain circumstances be affected by external financial pressures.

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

   The following table sets forth, for the three fiscal years ended December 31, 1998, 1997 and 1996 the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

                                                            Percentage of
      Period             Class of Service                   Total Revenues
      ------             ----------------                   --------------
      December 31, 1998  Interest and Fees on Loans             61.97%
                         Interest on Investments                25.99%
      December 31, 1997  Interest and Fees on Loans             59.92%
                         Interest on Investments                29.31%
      December 31, 1996  Interest and Fees on Loans             54.98%
                         Interest on Investments                34.61%


Market Area

The National Bank of Blacksburg Market Area

   NBB's primary market area consists of the northern portion of Montgomery County, all of Giles County, the City of Galax and adjacent portions of Carroll and Grayson Counties, Virginia. This area includes the towns of Blacksburg and Christiansburg in Montgomery County and the towns of Pearisburg, Pembroke and Rich Creek, in Giles County. The local economy is diverse and is oriented toward higher education, retail and service, light manufacturing and agriculture. For the years 1998, 1997 and 1996 the unemployment rate in Montgomery County was 1.9%, 2.6% and 3.3%, respectively, and the rate in Giles County during those years was 5.8% in 1998, 6.7% in 1997 and 8.4% in 1996. The City of Galax had an unemployment rate of 3.9% in 1998, 2.6% in 1997 and 4.7% in 1996.

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

   Giles County's primary employer is the Celanese Corp. plant, a manufacturer of the material from which cigarette filters are made. In 1995 and 1996 employment at that plant was stable, however, in late 1997 temporary employee furloughs were announced, and a small number of these temporary layoffs have become permanent.

   The City of Galax is located in the Virginia-North Carolina furniture-manufacturing region. Three furniture companies, Vaughan Bassett Furniture Company, Vaughan Furniture Company, Inc. and Webb Furniture Company together employ the largest percentage of the area's work force. The Galax economy is stable.

   Several other small manufacturing concerns are located in Montgomery and Giles Counties and in the City of Galax. These concerns manufacture diverse products and are not dependent on one sector of the economy. Agriculture and tourism are also important to the region, especially in Giles County and in the area near Galax.

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

   Montgomery County, with an approximate population of 77,000, has experienced moderate population growth and this trend is predicted to continue. Neighboring Giles County is more rural, with a total population of approximately 16,500. The population of Giles County is expected to slowly decline over the next few years. It is not anticipated that this decline will materially impact NBB's business in Giles County. The City of Galax has a population of approximately 7,000, and the neighboring, mostly rural, counties of Carroll and Grayson have a total of approximately 50,000 in habitants. The area's population is stable, and no dramatic changes are predicted.

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

   For 1998, 1997 and 1996 the unemployment rate for Tazewell County was 7.0%, 9.5% and 9.5%, respectively. In the same years, Mercer County, West Virginia's unemployment rate was 4.2%, 5.3% and 5.2%, respectively.

Competition

   The banking and financial service business in Virginia generally, and in NBB's and BTC's market areas specifically, is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and new competition from non-traditional financial services provides the accelerating pace of consolidation among financial service providers. The Company's bank subsidiaries compete for loans and deposits with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than NBB and BTC. In order to compete with these other financial service providers, NBB and BTC rely upon service-based business philosophies, personal relationships with customers, specialized services tailored to meet customers' needs and the convenience of office locations. In addition, the banks are generally competitive with other financial institutions in their market areas with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

Registrant's Organization and Employment

   Bankshares, NBB and BTC are organized in a holding company/subsidiary bank structure. Bankshares has no employees, except for officers, and conducts substantially all of its operations through its subsidiaries. All compensation paid to officers and employees is paid by NBB, except for fees paid by Bankshares to President and Chief Executive Officer James G. Rakes for his service as a director of the Company.

   At December 31, 1998, NBB employed 115 full time equivalent  employees at its
main office,  operations center and  branch offices.   BTC at December  31, 1998
employed 70 in its various offices and operational areas.

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

   The Bank Holding Company Act. The BHCA is administered by the Federal Reserve Board, and Bankshares is required to file with the Federal Reserve Board an annual report and any additional information the Federal Reserve Board may require under the BHCA. The Federal Reserve Board also is authorized to examine Bankshares and its subsidiaries. The BHCA requires every bank holding company to obtain the approval of the Federal Reserve Board before (i) it or any of its subsidiaries (other than a bank) acquires substantially all the assets of any bank; (ii) it acquires ownership or control of any voting shares of any bank if after the acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of the bank; or (iii) it merges or consolidates with any other bank holding company.

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

   Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be incident to banking. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations and making investments in certain corporations or projects designed primarily to promote community welfare.

   The Federal Reserve Board imposes certain capital requirements on Bankshares under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. Subject to its capital requirements and certain other restrictions, Bankshares can borrow money to make a capital contribution to NBB or BTC, and these loans may be repaid from dividends paid from NBB or BTC to Bankshares (although the ability of NBB or BTC to pay dividends are subject to regulatory restrictions). Bankshares can raise capital for contribution to NBB and BTC by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

   The Virginia Banking Act. All Virginia bank holding companies must register with the Virginia State Corporation Commission (the Commission) under the Virginia Banking Act. A registered bank holding company must provide the Commission with information with respect to the financial condition, operations, management and intercompany relationships of the holding company and its subsidiaries. The Commission also may require such other information as is necessary to keep itself informed about whether the provisions of Virginia law and the regulations and orders issued under Virginia law by the Commission have been complied with, and may make examinations of any bank holding company and its subsidiaries.

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

   BTC is organized as a Virginia-chartered banking corporation and is regulated and supervised by the Bureau of Financial Institutions (BFI) of the Virginia State Corporation Commission. In addition, as a federally insured bank, BTC is regulated and supervised by the Federal Reserve Board, which serves as its primary federal regulator and is subject to certain regulations promulgated by the FDIC. Under the provisions of federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these banks are prohibited from engaging in certain tie-in-arrangements in connection with any extension of credit or the providing of any property of service.

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

   Community Reinvestment Act. NBB and BTC are subject to the provisions of the Community Reinvestment Act of 1977 (the CRA), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community served by the bank, including low and moderate-income neighborhoods. Under the implementing CRA regulations, banks have the option of being assessed for CRA compliance under one of several methods. Small banks are evaluated differently than larger banks and technically are not subject to some data collection requirements. The focus of the regulations is on the volume and distribution of a bank's loans, with particular emphasis on lending activity in low and moderate-income areas and to low and moderate-income persons. The regulations place substantial importance on a bank's product delivery system, particularly branch locations. The regulations require banks, other than small banks, to comply with significant data collection requirements. The regulatory agency's assessment of the bank's record is made available to the public. Further, this assessment is required for any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge, consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. It is likely that banks' compliance with the CRA, as well as other so-called fair lending laws, will face ongoing government scrutiny and that costs associated with compliance will continue to increase.

   NBB has received a CRA rating of "Outstanding" in its last examination by federal bank regulators. BTC was rated as "Satisfactory".

   Federal Deposit Insurance Corporation Improvement Act of 1991. The difficulties encountered nationwide by financial institutions during 1990 and 1991 prompted federal legislation designed to reform the banking industry and to promote the viability of the industry and of the deposit insurance system. FDICIA, which became effective on December 19, 1991, bolsters the deposit insurance fund, tightens bank regulation and trims the scope of federal deposit insurance.

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

   Virginia has, by statute, elected to opt-in fully to interstate branching under the Interstate Act, effective July 1, 1995. Under the Virginia statute, Virginia state banks may, with the approval of the Virginia State Corporation Commission, establish and maintain a de novo branch or acquire one or more branches in a state other than Virginia, either separately or as part of a merger. Procedures also are established to allow out-of-state domiciled banks to establish or acquire branches in Virginia, provided the "home" state of the bank permits Virginia banks to establish or acquire branches within its borders. The activities of these branches will be subject to the same laws as Virginia domiciled banks, unless such activities are prohibited by the law of the state where the bank is organized. The Virginia State Corporation Commission has the authority to examine and supervise out-of-state state banks to ensure that the branch is operating in a safe and sound manner and in compliance with the laws of Virginia. The Virginia statute authorizes the Bureau of Financial Institutions to enter into cooperative agreements with other state and federal regulators for the examination and supervision of out-of-state state banks with Virginia operations, or Virginia domiciled banks with operations in other states. Likewise, national banks, with the approval of the OCC, may branch into and out of the state of Virginia. Any Virginia branch of an out-of-state national bank is subject to Virginia law (enforced by the OCC) with respect to intrastate branching, consumer protection, fair lending and community reinvestment as if it were a branch of a Virginia bank, unless preempted by federal law.

   The Interstate Act permits banks and bank holding companies from throughout the United States to enter Virginia markets through the acquisition of Virginia institutions and makes it easier for Virginia bank holding companies and Virginia state and national banks to acquire institutions and to establish branches in other states. Competition in market areas served by the Company has increased as a result of the Interstate Act and the Virginia interstate banking statutes.

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

   Capital Requirements. The Federal Reserve Board has adopted risk-based capital guidelines which are applicable to Bankshares and BTC. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. The minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the total capital must be comprised of Tier 1 capital for a minimum ratio of Tier 1 Capital to risk-weighted assets of 4.0%. The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The OCC has adopted similar regulations applicable to NBB.

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

Other Legislative and Regulatory Concerns

   Other legislative and regulatory proposals regarding changes in banking and the regulation of banks, thrifts and other financial institutions are periodically considered by the executive branch of the federal government, Congress and various state governments, including Virginia. New proposals could significantly change the regulation of banks and the financial services industry. It cannot be predicted what might be proposed or adopted or how these proposals would affect the Company.

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

               Statistical Disclosure by National Bankshares, Inc.
                         and Subsidiaries (The Company)

  I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential
        ------------------------------------------------------------------------

        A.   Average Balance Sheets

             The following table presents, for the years indicated, condensed daily average balance sheet information.

                 ($ in thousands)
                                                           December 31,
                                                           ------------
                Assets                               1998      1997      1996
                ------                               ----      ----      ----

                Cash and due from banks             $ 10,281    9,954      9,842
                Interest bearing deposits             12,889    4,165      1,651
                Federal funds sold                     6,389    8,181      8,903
                Securities available for sale:
                   Taxable                            94,247   54,213     65,992
                   Nontaxable                         29,284    6,312      6,679

                Securities held to maturity:
                   Taxable                             9,972   67,046     79,599
                   Nontaxable                         18,929   29,608     25,133
                Mortgage loans held for sale           1,017      413        850
                Loans, net                           225,613  204,540    177,419
                Other assets                          12,367   11,500     11,977
                                                    --------  -------    -------
                     Total assets                   $420,988  395,932    388,045
                                                    ========  =======    =======

                Liabilities and Stockholders' Equity
                ------------------------------------

                Noninterest-bearing demand
                 deposits                           $ 49,552   44,193     41,997
                Interest-bearing demand deposits      77,842   75,519     76,017
                Savings deposits                      47,475   47,781     49,783
                Time deposits                        185,101  171,946    168,141
                                                    --------  -------    -------
                     Total deposits                  359,970  339,439    335,938

                Short-term borrowings                    216      319        433
                Other liabilities                      2,520    2,462      2,215
                                                    --------  -------    -------
                   Total liabilities                 362,706  342,220    338,586

                Stockholders' equity                  58,282   53,712     49,459
                                                    --------  -------    -------
                   Total liabilities and
                    stockholders' equity            $420,988  395,932    388,045
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
                         December 31, 1998           December 31, 1997           December 31, 1996
                         -----------------           -----------------           -----------------
                                        Average                     Average                     Average
                     Average            Yield/   Average            Yield/   Average            Yield/
($ in thousands)     Balance  Interest   Rate    Balance  Interest   Rate    Balance  Interest   Rate
                     -------  --------  -------  -------  --------  -------  -------  --------  -------
Interest-earning
 assets:
Loans, net (1)(2)(3) $226,630   21,726    9.59%  $204,953   19,667   9.60%    178,269  17,339    9.73%
Taxable securities    104,219    7,201    6.91%   121,259    7,776   6.41%    145,591   8,877    6.10%
Nontaxable
 securities (1)        48,213    2,899    6.01%    35,920    2,708   7.54%     31,812   2,971    9.34%
Federal funds sold      6,389      345    5.40%     8,181      470   5.75%      8,903     567    6.37%
Interest bearing
 deposits              12,889      696    5.40%     4,165      230   5.52%      1,651      91    5.51%
                     --------  -------   -----   --------   ------  -----     -------  ------   -----
Total interest-
 earning assets      $398,340   32,867    8.25%  $374,478   30,851   8.24%    366,226  29,845    8.15%
                     ========  =======   =====   ========   ======  =====     =======  ======   =====
Interest-bearing
 liabilities:
Interest-bearing
 demand deposits     $ 77,842    2,203    2.83%  $ 75,519    2,161   2.86%     76,017   2,182    2.87%
Savings deposits       47,475    1,511    3.18%    47,781    1,571   3.29%     49,783   1,646    3.31%
Time deposits         185,101   10,203    5.51%   171,946    9,357   5.44%    168,141   9,181    5.46%
Short-term
 borrowings               216       11    5.09%       319       17   5.33%        433      27    6.24%
Long-term debt            ---      ---     ---        ---      ---    ---         ---     ---     ---
                     --------  -------   -----   --------   ------  -----     -------  ------   -----
Total interest-
 bearing liabilities $310,634   13,928    4.48%   295,565   13,106   4.43%    294,374  13,036    4.43%
                     ========  =======   =====   ========   ======  =====     =======  ======   =====
Net interest income
 and interest rate
 spread                        $18,939    3.77%             17,745   3.81%             16,809    3.72%
                               =======   =====              ======  =====              ======   =====
Net yield on average
 interest-earning
 assets                                   4.75%                      4.74%                       4.59%
                                         =====                      =====                       =====

(1)     Interest on nontaxable loans and  securities is computed on a fully taxable equivalent  basis using a Federal income tax rate of 34%.
(2)     Loan fees of $414 in 1998, $339 in 1997 and $374 in 1996 are included in total interest income.
(3)     Nonaccrual loans are included in average balances for yield computations.

C.      Analysis of Changes in Interest Income and Interest Expense

        The Company's primary source of  revenue is net interest income, which is the difference between the interest  and fees  earned on  loans and  investments and  the interest  paid on  deposits and other funds.  The Company's net interest income is affected by changes  in the amount and mix of interest-
        earning assets and  interest-bearing liabilities and by changes in yields earned on interest-earning
        assets and  rates paid on  interest-bearing liabilities.   The following table  sets forth, for  the
        years indicated,  a summary of  the changes in interest  income and interest  expense resulting from changes in  average asset  and liability balances  (volume) and  changes in  average interest  rates
        (rate).

                                                    1998 Over 1997                   1997 Over 1996
                                                    --------------                   --------------
                                              Changes Due To                   Changes Due To
                                              --------------                   --------------
                                                                 Net Dollar                      Net Dollar
        ($ in thousands)                    Rates(2)  Volume(2)    Change    Rates(2)  Volume(2)   Change
                                            --------  ---------  ----------  --------  --------- ----------
        Interest income:(1)
          Loans                              $  (19)     2,078      2,059      (200)     2,528        2,328
          Taxable securities                    572     (1,147)      (575)      441     (1,542)      (1,101)
          Nontaxable securities                (618)       809        191      (617)       354         (263)
          Federal funds sold                    (98)       (27)      (125)      (53)       (44)         (97)
          Interest bearing deposits             471         (5)       466       ---        139          139
                                             ------      -----      -----     -----     ------       ------
           Increase(decrease) in
            income on interest-
            earning assets                   $  308      1,708      2,016      (429)     1,435        1,006
                                             ------      -----      -----     -----     ------       ------
        Interest expense:
          Interest-bearing demand
           deposits                          $   66        (24)        42        (7)       (14)         (21)
          Savings deposits                      (50)       (10)       (60)       (9)       (66)         (75)
          Time deposits                         724        122        846       (31)       207          176
          Short-term borrowings                  (1)        (5)        (6)       (4)        (6)         (10)
                                             ------      -----      -----     -----     ------       ------
           Increase(decrease) in
            expense of interest-
            bearing liabilities              $  739         83        822       (51)       121           70
                                             ------      -----      -----     -----     ------       ------
        Increase (decrease) in net
         interest income                     $ (431)     1,625      1,194      (378)     1,314          936
                                             ======      =====      =====     =====     ======       ======


(1)     Taxable equivalent basis using a Federal income tax rate of 34%.
(2)     Variances  caused by the change in  rate times the change in volume  have been allocated to rate and volume  changes proportional to  the relationship of  the absolute dollar  amounts of  the change in each.

II.     Investment Portfolio

        A.   Book Value of Investments
             The amortized costs and fair  values of securities available for sale as of  December 31, 1998,
             1997 and 1996 were as follows:
                                                                           December 31,
                                                                           ------------
                                                             1998              1997              1996
                                                             ----              ----              ----
                                                      Amortized   Fair  Amortized   Fair  Amortized   Fair
             ($ in thousands)                           Costs    Values   Costs    Values   Costs    Values
                                                      ---------  ------ ---------  ------ ---------  ------
             Available for sale:
              U.S. Treasury                             $  9,253   9,671    6,742    6,862    8,740   8,790
              U.S. Government agencies and
               corporations                               59,365  59,595   36,252   36,276   33,840  33,640
              States and political subdivisions           32,183  32,865    9,540    9,639    8,688   8,619
              Mortgage-backed securities (1)              17,282  17,200    4,172    4,119    4,568   4,452
              Corporate debt securities                   14,528  14,824    7,780    7,824    6,810   6,762
              Federal Home Loan Bank stock                 1,214   1,214      537      537      ---     ---
              Other securities                               709     709      265      325      264     271
                                                        -------- -------  -------  -------  -------  ------
                 Total securities available for sale    $134,534 136,078   65,288   65,582   62,910  62,534
                                                        ======== =======  =======  =======  =======  ======

             The amortized costs of securities held to maturity as  of December 31, 1998, 1997 and 1996 were as follows:
                                                                                           December 31,
                                                                                  ------------
             ($ in thousands)                                            1998         1997         1996
                                                                         ----         ----         ----
             Securities held to maturity:
              U.S. Treasury                                               $ 1,006      7,527         11,547
              U.S. Government agencies and corporations                     7,497     36,853         54,804
              States and political subdivisions                            21,160     32,949         34,144
              Mortgage-backed securities (1)                                  513        630            767
              Corporate                                                       500      6,433          7,448
                                                                          -------     ------        -------
                 Total securities held to maturity                        $30,676     84,392        108,710
                                                                          =======     ======        =======

             (1)  The  majority of mortgage-backed  securities and collateralized  mortgage obligations held
                  at December 31, 1998  were backed by U.S. agencies.   Certain holdings are required  to be
                  periodically  subjected to  the Financial Institution  Examination Council's  (FFIEC) high
                  risk  mortgage security test.   These tests  address possible fluctuations  in the average life and  price sensitivity  which are  the primary  risks associated  with  this type  of security.  Such tests are usually subject to regulatory review.

             Except for  U.S. Government  securities, the Company  has no  securities with  any issuer  that exceeds 10% of stockholders' equity.

B.      Maturities and Associated Yields

        The  following table presents  the maturities  for those securities  available for sale  and held to maturity as of December 31, 1998 and weighted average yield for each range of maturities.

                                                             Maturities and Yields
                                                               December 31, 1998
                                                             ---------------------
       ($ in thousands except for % data) < 1 Year  1-5 Years  5-10 Years > 10 Years   None      Total
                                          --------  ---------  ---------- ----------   ----      -----
       Available for Sale
       ------------------
          U.S. Treasury                    $ 2,302    6,311       1,058        ---      ---     $ 9,671
                                              7.65%    5.99%       5.67%       ---%     ---%       6.35%
          U.S. Government agencies           3,504   15,572      25,682     14,837      ---      59,595
                                              6.99%    6.29%       6.54%      6.70%     ---%       6.54%
          Mortgage-backed securities           ---      ---       2,436     14,764      ---      17,200
                                               ---%     ---%       5.16%      7.42%     ---%       7.10%
          States and Political                 ---    1,737         509      1,316      ---       3,562
           Subdivision - taxable               ---%    7.21%       7.40%      7.80%     ---%       7.46%
          States and Political                 680    5,914       7,343     15,366      ---      29,303
          Subdivision                         7.82%    7.21%       7.43%      7.05%     ---%       7.20%
           - nontaxable
          Corporate                            509    3,606       3,578      7,131      ---      14,824
                                              3.68%    6.62%       7.05%      6.80%     ---%       6.71%
          Federal Home Loan Bank stock         ---      ---         ---        ---    1,214       1,214
                                               ---%     ---%        ---%       ---%    7.34%       7.34%
          Other securities                     464      ---         ---        ---      245         709
                                              5.00%     ---%        ---%       ---%    6.00%       5.34%
               Total                         7,459   33,140      40,606     53,414    1,459     136,078
                                              6.92%    6.48%       6.65%      7.04%    7.34%       6.78%
       Held to Maturity
       ----------------
          U.S. Treasury                        500      506         ---        ---      ---       1,006
                                              4.84%    5.20%        ---%       ---%     ---%       5.02%
          U.S. Government agencies             ---    6,497       1,000        ---      ---       7,497
                                               ---%    5.69%       2.61%       ---%     ---%       5.28%
          Mortgage-backed securities           ---       29         166        318      ---         513
                                               ---%    9.00%       7.65%      7.74%     ---%       7.78%
          States and Political                 200    1,472         359        200      ---       2,231
           Subdivision - taxable              6.50%    6.82%       7.19%      9.00%     ---%       7.05%
          States and Political               2,824   12,615       2,424      1,066      ---      18,929
           Subdivision - nontaxable           4.72%    7.33%       7.90%      7.65%     ---%       7.03%
          Corporate                            500      ---         ---        ---      ---         500
                                              6.75%     ---%        ---%       ---%     ---%       6.75%
          Other securities                     ---      ---         ---        ---      ---         ---
                                               ---%     ---%        ---%       ---%     ---%        ---%
               Total                         4,024    21,119      3,949      1,584      ---      30,676
                                              5.07%    6.74%       6.48%      7.84%     ---%       6.54%

(1)     Rates shown represent weighted average yield on a fully taxable basis.


III.    Loan Portfolio
        --------------

        The Company concentrates its lending activities in commercial and industrial loans, real estate mortgage loans both residential and business, and loans to individuals. The following tables set forth (i) a comparison of the Company's loan portfolio by major category of loans as of the dates indicated and (ii) the maturities and interest rate sensitivity of the loan portfolio at December 31, 1998.

        A.   Types of Loans


                                                    December 31,
                                                    ------------
           ($ in thousands)            1998     1997     1996    1995     1994
                                       ----     ----     ----    ----     ----
           Commercial and industrial
            loans                    $110,509 101,379   87,519  59,609   59,213
           Real estate mortgage
            loans                      48,724  42,969   43,917  45,589   44,447
           Real estate construction
            loans                      12,827   8,510    6,295   6,007    5,643
           Loans to individuals        69,493  66,635   60,991  56,920   52,031
                                     -------- -------  ------- -------  -------
            Total loans               241,553 219,493  198,722 168,125  161,334

           Less unearned income and
            deferred fees              (2,296) (2,503)  (2,549) (2,307)  (2,494)
                                     -------- -------  ------- -------  -------
            Total loans, net of
             unearned income          239,257 216,990  196,173 165,818  158,840

           Less allowance for loans
            losses                     (2,679) (2,438)  (2,575) (2,625)  (2,551)
                                     -------- -------  ------- -------  -------
            Total loans, net         $236,578 214,552  193,598  163,193 156,289
                                     ======== =======  =======  ======= =======

        B.   Maturities and Interest Rate Sensitivities


                                                  December 31, 1998
                                                  -----------------
                                                             After
            ($ in thousands)           <1 Year   1-5 Years  5 Years     Total
                                       -------   ---------  -------     -----
            Commercial and
             industrial               $ 28,858     31,927    49,724    110,509
            Real estate
             construction               10,638      2,189       ---     12,827
            Less loans with
             predetermined interest
             rates                     (28,272)   (23,555)  (24,507)   (76,334)
                                      --------    -------   -------    -------

            Loans with adjustable
             rates                    $ 11,224     10,561    25,217     47,002
                                      ========    =======   =======    =======

        C.   Risk Elements

             1.   Nonaccrual, Past Due and Restructured Loans

                  The following table presents aggregate amounts for nonaccrual loans, restructured loans, other real estate owned, net and accruing loans which are contractually past due ninety days or more as to interest or principal payments.

                                                       December 31,
                                                       ------------
            ($ in thousands)                1998    1997   1996    1995   1994
                                            ----    ----   ----    ----   ----
            Nonaccrual loans:
              Commercial and industrial     $ ---      55    121     270    ---
              Real estate mortgage             28      32    495     418    390
              Real estate construction        ---     ---    ---     ---    ---
              Loans to individuals            ---     ---    ---      30     30
                                            -----   -----  -----   -----  -----
                                            $  28      87    616     718    420
                                            -----   -----  -----   -----  -----
            Restructured loans:
              Commercial and industrial       ---     ---    ---     ---    229
                                            -----   -----  -----   -----  -----
               Total nonperforming loans    $  28      87    616     718    649
            Other real estate owned, net      628     421    474     762  1,150
                                            -----   -----  -----   -----  -----
               Total nonperforming assets   $ 656     508  1,090   1,480  1,799
                                            =====   =====  =====   =====  =====
            Accruing loans past due 90
            days or more:
              Commercial and industrial     $ 186      82     14      11      4
              Real estate mortgage            160     358    252     250    219
              Real estate construction        ---     ---    ---     ---     87
              Loans to individuals            204     232    192     313    180
                                            -----   -----  -----   -----  -----
                                            $ 550     672    458     574    490
                                            =====   =====  =====   =====  =====

                  The effect of nonaccrual and restructured loans on interest income is presented below:

             ($ in thousands)                            1998    1997     1996
                                                         ----    ----     ----
             Scheduled interest:
               Nonaccrual loans                          $   4       8      68
               Restructured loans                          ---     ---     ---
                                                         -----   -----   -----
                Total scheduled interest                 $   4       8      68
                                                         -----   -----   -----
             Recorded interest:
               Nonaccrual loans                          $ ---       1      24
               Restructured loans                          ---     ---     ---
                                                         -----   -----   -----
                Total recorded interest                  $ ---       1      24
                                                         =====   =====   =====

                  Interest is recognized on the cash basis for all loans carried in nonaccrual status. Loans generally are placed in nonaccrual status when the collection of principal or interest is ninety days or more past due, unless the obligation is both well-secured and in the process of collection.

             2.   Potential Problem Loans

                  At December 31, 1998, the recorded investment in loans which have been identified as impaired loans totaled $373,000. Of this amount, $228,000 related to loans with no valuation allowance and $145,000 related to loans with a corresponding valuation allowance of $145,000. For the year-ended December 31, 1998, the average recorded investment in impaired loans was approximately $387,000 and the total interest income recognized on impaired loans was $32,000 of which $0 was recognized on a cash basis.

                  At December 31, 1997, the recorded investment in loans which have been identified as impaired loans totaled $177,000. Of this amount, $124,000 related to loans with no valuation allowance and $53,000 related to loans with a corresponding valuation allowance of $53,000. For the year ended December 31, 1997, the average recorded investment in impaired loans was approximately $458,000, and the total interest income recognized on impaired loans was $23,000 of which $12,000 was recognized on a cash basis.

                  Subsequent to December 31, 1998, two loans collateralized by commercial real estate, totaling approximately $1.7 million became 90 days past due. It is reasonably possible that these loans will be placed in nonaccrual status in the first quarter of 1999, thereby increasing the level of impaired loans. Due to the circumstances surrounding these credits, it is not possible to estimate a loss, if any, that will be incurred.

             3.   Foreign Outstandings

                  At December 31, 1998, 1997 and 1996, there were no foreign outstandings.

             4.   Loan Concentrations

                  The Company does a general banking business, serving the commercial, agricultural and personal banking needs of its customers. NBB's trade territory, consists of Montgomery and Giles Counties, and the City of Galax, Virginia and portions of adjacent counties. NBB's operating results are closely correlated with the economic trends within this area which are, in turn, influenced by the area's three largest employers, Virginia Polytechnic Institute and State
                  University, Montgomery County Schools and Celco. Other industries include a wide variety of manufacturing, retail and service concerns. Most of BTC's business originates from the communities of Tazewell and Bluefield and other communities in Tazewell County, Virginia and in Mercer County, West Virginia. BTC's service area has largely depended on the coal mining industry and farming for its economic base. In recent years, coal companies have mechanized and reduced the number of persons engaged in the production of coal. There are still a number of support industries for the coal mining business that continue to provide employment in the area. Additionally, several new businesses have been established in the area and Bluefield, West Virginia has begun to emerge as a regional medical center. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of these areas.

                  At December 31, 1998 and 1997, approximately $94 million and $80 million, respectively, of the loan portfolio were concentrated in commercial real estate. This represents approximately 39% and 37% of the loan portfolio at December 31, 1998 and 1997, respectively. Included in commercial real estate at December 31, 1998 and 1997 was approximately $64 million and $50 million, respectively, in loans for college housing and professional office buildings. Loans secured by residential real estate were approximately $67 million and $65 million at December 31, 1998 and 1997, respectively. This represents approximately 28% and 30% of the loan portfolio at December 31, 1998 and 1997, respectively. Loans secured by automobiles were approximately $32 million and $34 million at December 31, 1998 and 1997, respectively. This represents approximately 13% of the loan portfolio at December 31, 1998 and 16% at December 31, 1997.

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

 IV.    Summary of Loan Loss Experience
        -------------------------------

        A.   Analysis of the Allowance for Loan Losses

             The following tabulation shows average  loan balances at the end of each period; changes in the allowance for  loan losses arising from  loans charged off  and recoveries on  loans previously charged  off by  loan  category; and  additions to  the allowance  which  have been  charged to operating expense:
                                                                            December 31,
                                                                            ------------
            ($ in thousands)                              1998       1997      1996       1995      1994
                                                          ----       ----      ----       ----      ----
            Average loans outstanding                   $225,613    204,540   177,419    160,643   152,976
                                                        ========    =======   =======    =======   =======
            Balance at beginning of year                   2,438      2,575     2,625      2,551     2,583

            Charge-offs:
             Commercial and industrial loans                  32        257        95         23        72
             Real estate mortgage loans                       80        ---        11          9       192
             Real estate construction loans                  ---        ---       ---        ---        53
             Loans to individuals                            526        422       400        259       322
                                                        --------    -------   -------    -------   -------
               Total loans charged off                       638        679       506        291       639
                                                        --------    -------   -------    -------   -------
            Recoveries:
             Commercial and industrial loans                 ---         70         4         10         7
             Real estate mortgage loans                        2        ---        64         16         4
             Real estate construction loans                  190        ---       ---        ---       ---
             Loans to individuals                             63         37        57         57        43
                                                        --------    -------   -------    -------   -------
               Total recoveries                              255        107       125         83        54
                                                        --------    -------   -------    -------   -------
            Net loans charged off                            383        572       381        208       585
                                                        --------    -------   -------    -------   -------
            Additions charged to operations                  624        435       331        282       553
                                                        --------    -------   -------    -------   -------
            Balance at end of year                      $  2,679      2,438     2,575      2,625     2,551
                                                        ========    =======   =======    =======   =======
            Net charge-offs to average net loans
             outstanding                                    0.17%      0.28%     0.21%      0.13%     0.38%
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

        B.   Allocation of the Allowance for Loan Losses

             The allowance for  loan losses has been  allocated according to the amount  deemed necessary to provide for  anticipated losses  within the  categories of  loans  for the  years indicated  as follows:

                                                            December 31,
                                                            ------------

                       1998                 1997               1996                 1995                  1994
                       ----                 ----               ----                 ----                  ----
                           Percent              Percent             Percent              Percent               Percent
                             of                   of                   of                   of                   of
                          Loans in             Loans in             Loans in             Loans in             Loans in
                            Each                 Each                 Each                 Each                 Each
                          Category             Category             Category             Category             Category
  ($ in        Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total
   thousands)    Amount     Loans    Amount      Loans    Amount     Loans     Amount    Loans      Amount     Loans
               ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
 Commercial
  and
  industrial
  loans         $  222      45.75%      213      46.18%     403      44.04%       411     35.46%      679      36.70%
 Real estate
  mortgage
  loans             73      20.17%       67      19.58%     305      22.10%       363     27.12%      364      27.55%
 Real estate
  construction
  loans            ---       5.31%      ---       3.88%      51       3.17%       100      3.57%       37       3.50%
 Loans to
  individuals      497      28.77%      416      30.36%     504      30.69%       271     33.85%      569      32.25%
 Unallocated     1,887                1,742               1,312                 1,480                 902
                ------               ------              ------                ------              ======

                $2,679     100.00%    2,438     100.00%   2,575     100.00%     2,625    100.00%    2,551     100.00%
                =======    ======    ======     ======   ======     ======     ======    ======    ======     ======








Loan Loss Allowance
-------------------

   The adequacy of the allowance for loan losses is based on management's judgement and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit as well as other internal and external factors such as general economic conditions.

   The evaluation of the allowance for loan losses is performed by the internal credit review department at NBB and by senior management at BTC.

   Guidance for the evaluations performed are established by the regulatory authorities who periodically review the results for compliance.

   As a part of this process, loans are grouped into principally two classes. The first involves loans that are individually reviewed and direct allocations made based on collateral values, financial statements of the borrower and other documentation. In addition, an estimate is made for losses inherent to this portfolio.

   The second class includes pools of loans. Allocations from this analysis are derived and based on historical loss averages.

   The unallocated portion of the allowance for loan losses is the residual amount after allocation to the above classes.

   As previously stated, adequacy of the allowance for loan losses is subject to periodic regulatory review. These reviews cover the allocation process and overall adequacy of the allowance for loan losses. Regulatory authorities at their discretion may set minimum levels for the allowance and/or require the charge-off of loans as a result of their examination. This independent grading process by regulators serves as a standard to gage the effectiveness of the internal credit review.

V.      Deposits

        A.   Average Amounts of Deposits and Average Rates Paid

             Average amounts and average rates paid on deposit categories in excess of 10% of average total deposits are presented below:


                                                 December 31,
                                                 ------------

                                     1998             1997            1996
                                     ----             ----            ----
                                        Average         Average          Average
                                Average  Rates  Average  Rates  Average   Rates
            ($ in thousands)    Amounts   Paid  Amounts   Paid  Amounts   Paid
                                ------- ------- ------- ------- -------  -------

           Noninterest-bearing
            demand deposits    $ 49,552    ---    44,193   ---    41,997   ---

           Interest-bearing
            demand deposits      77,842   2.83%   75,519  2.86%   76,017  2.87%

           Savings deposits      47,475   3.18%   47,781  3.29%   49,783  3.31%

           Time deposits        185,101   5.51%  171,946  5.44%  168,141  5.46%
                               --------          -------         -------
              Average total
               deposits        $359,970   4.48%  339,439  4.43%  335,938  4.43%
                               ========  =====   ======= =====   ======= =====


        B.   Time Deposits of $100,000 or More

             The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:



                                                December 31, 1998
                                                -----------------

                                           Over 3     Over 6
                                    3      Months     Months
                                  Months  Through 6 Through 12  Over 12
            ($ in thousands)     or Less   Months     Months    Months   Total
                                 -------  --------- ----------  -------  -----
            Certificates of
             deposit             $44,406    34,275     65,376   52,454  196,511

            Other time deposits   33,515    24,225     49,156   43,358  150,254
                                 -------    ------     ------   ------  -------
              Total time
               deposits of
               $100,000 or more  $10,891    10,050     16,220    9,096   46,257
                                 =======    ======     ======   ======  =======

 VI.    Return on Equity and Assets
        ---------------------------

        The ratio of net income to average stockholders' equity and to average total assets, and certain other ratios are presented below:


                                                           December 31,
                                                           ------------
                                                     1998      1997      1996
                                                     ----      ----      ----
        Return on average assets                      1.61%    1.66%      1.58%
        Return on average equity(1)                  11.66%   12.21%     12.37%
        Dividend payout ratio                        41.29%   39.31%     37.55%
        Average equity to average assets(1)          13.84%   13.57%     12.75%

        (1) Includes amount related to common stock subject to ESOP put option excluded from stockholders' equity on the Consolidated Balance Sheets.

Item 2.  Properties
-------------------

   Bankshares' headquarters, including the Main Office of NBB, are located at 100 South Main Street, Blacksburg, Virginia. In addition to the Main Office location, NBB owns eight branch offices: two in the Town of Blacksburg; one in the Town of Christiansburg; one in Montgomery County; and three in the County of Giles and one in the City of Galax. NBB leases office space near the Main Office which is occupied by NBB's trust, marketing, audit, compliance and credit review departments. An additional property was acquired in 1996 to provide for additional office space. Construction of an office building on this site began in late 1998 and, when complete, in 1999, it will reduce the future need for leased properties.

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

   NBB owns all its computer and data processing hardware and is a licensee of the software it utilizes. BTC utilizes this same system for data processing.

Item 3.  Legal Proceedings
--------------------------

   Bankshares, NBB nor BTC are not currently involved in any material pending legal proceedings, other than routine litigation incidental to NBB's and BTC's banking business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

   None

                      Executive Officers of the Registrant
                      ------------------------------------

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 13, 1999.

The following is a list of names and ages of all executive officers of Bankshares; their terms of office as officers; the positions and offices within Bankshares held by each officer; and each person's principal occupation or employment during the past five years.


                                                           Year Elected an
             Name        Age  Offices and Positions Held  Officer/Director
             ----        ---  --------------------------  ----------------
      James G. Rakes     54  Chairman, President and            1986
                             Chief Executive Officer,
                             National Bankshares, Inc.;
                             and President and Chief
                             Executive Officer of The
                             National Bank of Blacksburg
                             since 1983.
      J. Robert Buchanan 47  Treasurer, National                1998
                             Bankshares, Inc.; Senior
                             Vice President/Chief
                             Financial Officer of The
                             National Bank of Blacksburg,
                             since January 1, 1998; prior
                             thereto Senior Vice
                             President, Treasurer and
                             Chief Financial Officer,
                             Premier Bankshares Corporate
                             since 1991.
      Marilyn B. Buhyoff 50  Secretary & Counsel,               1989
                             National Bankshares, Inc.;
                             and Senior Vice President/
                             Administration since 1992,
                             of The National Bank of
                             Blacksburg.
      F. Brad Denardo    46  Corporate Officer, National        1989
                             Bankshares, Inc.; and
                             Executive Vice President/
                             Loans since 1989 of The
                             National Bank of Blacksburg.
      Joan C. Nelson     48  Corporate Officer since            1993
                             1998; prior thereto
                             Treasurer since 1993,
                             National Bankshares, Inc.;
                             Cashier since 1993 and
                             Senior Vice President/
                             Operations since 1989 of The
                             National Bank of Blacksburg.

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

                                     Part II
                                     -------


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters
----------------------------------------------------------

   There is no established trading market  for the stock of National Bankshares,
Inc.   As of February  8, 1999, the total number  of holders of the Registrant's common stock was 1,151.

   Information concerning Market Price and Dividend Data is set forth under "Common Stock Information and Dividends" on page 12 of Bankshares' 1998 Annual Report to Stockholders and is incorporated herein by reference.


Item 6.  Selected Financial Data
--------------------------------

   The table entitled "Selected Consolidated Financial Data" on page 4 of Bankshares' 1998 Annual Report to Stockholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

   The information contained under "Management's Discussion and Analysis" on pages 5 through 12 of Bankshares' 1998 Annual Report to Stockholders is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

   See "Analysis of Interest Rate Sensitivity" set forth below. Additional information is set forth under the section "Interest Rate Sensitivity" on page 5 and 6 and the section "Derivatives and Market Risk Exposure" on page 9 of Bankshares' 1998 Annual Report to Stockholders and is incorporated herein by reference.

Analysis of Interest Rate Sensitivity

The following discussion of interest rate sensitivity contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section  21E of  the Securities  Exchange  Act of  1934.   The Company's  actual
results could differ materially from those set forth in the forward-looking statements.

The table below sets forth, as of December 31, 1998, the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitivity gap divided by total interest-earning assets) and the cumulative interest rate sensitivity gap ratio. The table sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contracted terms.


Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates. Also, loan prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those which appear in the table.

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

                 Interest Rate                                     December 31, 1998
                                                                   -----------------
              Sensitivity Table (1)              Interest-sensitive (days)
                                                 -------------------------      1-5       >5
    ($ in thousands)                             1-90      91-180   181-365    Years     Years    Total
                                                 ----      ------   -------    -----     -----    -----
   Interest-earning assets:
    Commercial and industrial loans            $   9,696     8,437    18,993   46,195    27,188  110,509
    Real estate mortgage loans                     1,948     3,602     8,946   21,520    12,708   48,724
    Real estate construction loans                 8,556     2,184     1,301      692        94   12,827
    Loans to individuals                          17,504     3,825     7,867   32,478     5,523   67,197
                                               ---------  --------   -------  -------   -------  -------
      Total loans, net of unearned income (2)  $  37,704    18,048    37,107  100,885    45,513  239,257
                                               ---------  --------   -------  -------   -------  -------
    Federal funds sold                             5,090       ---       ---      ---       ---    5,090
    Interest bearing deposits                      7,027       ---       ---      ---       ---    7,027
    Securities available for sale (3)              1,276     2,579     4,047   19,052   109,124  136,078
    Securities held to maturity (3)                2,895     2,116     3,191   15,741     6,733   30,676
    Mortgage loans held for sale                   2,180       ---       ---      ---       ---    2,180
                                               ---------  --------   -------  -------   -------  -------
      Total interest-earning assets            $  56,172    22,743    44,345  135,678   161,370  420,308
                                               =========  ========   =======  =======   =======  =======

   Interest-bearing liabilities:
    Interest-bearing demand deposits           $  84,319       ---       ---      ---       ---   84,319
    Savings deposits                              46,387       ---       ---      ---       ---   46,387
    Time deposits                                 44,406    34,275    65,376   52,454       ---  196,511
    Other borrowings                                 214       ---       ---      ---       ---      214
                                               ---------  ========   -------  -------   -------  -------
      Total interest-bearing liabilities       $ 175,326    34,275    65,376   52,454       ---  327,431
                                               =========  ========   =======  =======   =======  =======
   Cumulative ratio of interest-
    sensitive assets to interest-
    sensitive liabilities                            .32       .38       .45      .79      1.28     1.28
                                               =========  ========   =======  =======   =======  =======
   Cumulative interest-sensitivity gap         $(119,154) (130,686) (151,717) (68,493)   92,877   92,877
                                               =========  ========  ========  =======   =======  =======

(1)     The Company  is sensitive  to interest  rate changes,  as liabilities  generally reprice  or
        mature  before   interest-earning  assets.  The  above  gap  table  reflects  the  Company's rate-sensitive position  at December  31, 1998,  and is  not necessarily  reflective of  its position throughout the  year.  The carrying  amounts of interest-rate sensitive  assets and liabilities are  presented in the periods  in which they  reprice to market rates  or mature and are summed to show the interest-rate sensitivity gap.
(2)     Excludes nonaccrual loans.
(3)     Call  features on certain  securities, if exercised  could have the effect  of materially shortening the average life of the investment portfolio.  The exercise  of a call feature is dependent upon the rate environment.  The call decision is at the issuers discretion and ultimate benefit.

   The Company also uses simulation analysis to forecast its balance sheet and monitor interest rate sensitivity. One test used by NBI is shock analysis which measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock of 100, 200, and 300 basis points and the effects on net income and return on average assets and return on average equity at December 31, 1998.


          ($ in thousands, except for percent data)

             Rate       Net          Return on           Return on
            Shift      Income     Average Equity      Average Assets
            -----      ------     --------------      --------------
              300     $(101)          10.88%               1.49%

              200       (67)          11.52%               1.58%
              100       (33)          12.16%               1.67%

           (-)100        33           13.44%               1.84%

           (-)200        67           14.08%               1.93%
           (-)300        90           14.51%               1.99%


   Simulation analysis allows the Company to test asset and liability management strategies under rising and falling rate conditions. As a part of simulation process, certain estimates and assumptions must be made dealing with but, not limited to, asset growth, the mix of assets and liabilities, rate environment, local and national economic conditions. Asset growth and the mix of assets can to a degree be influenced by management. Other areas such as the rate environment and economic factors cannot be controlled. For this reason actual results may vary materially from any particular forecast or shock analysis.

   This shortcoming is offset to a degree by the periodic re-forecasting of the balance sheet to reflect current trends and economic conditions. Shock analysis must also be updated periodically as a part of the asset and liability management process.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

   The following consolidated financial statements of the Registrant and the Independent Auditors' Report set forth on pages 13 through 37 of Bankshares' 1998 Annual Report to Stockholders are incorporated herein by reference:

   1.   Independent Auditors' Report

   2.   Consolidated Balance Sheets - December 31, 1998 and 1997

   3. Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 1998, 1997 and 1996

   4. Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1998, 1997 and 1996

   5. Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

   6. Notes to Consolidated Financial Statements - December 31, 1998, 1997 and 1996

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

   None.

                                    Part III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

   Executive Officers of Bankshares as of December 31, 1998 are listed on page 30 herein.

   Information with respect to the directors of Bankshares is set out under the caption "Election of Directors" on pages 2 through 4 of Bankshares' Proxy Statement dated March 17, 1999, which information is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

   The information set forth under "Executive Compensation" on pages 8 through 13 of Bankshares' Proxy Statement dated March 17, 1999 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

   The information set forth under "Voting Securities and Stock Ownership" on page 1 and under "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Directors and Executive Officers" on pages 1 and 2 of Bankshares' Proxy Statement dated March 17, 1999 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

   The information contained under "Certain Transactions With Officers and Directors" on page 14 of Bankshares' Proxy Statement dated March 17, 1999 is incorporated herein by reference.


                                     Part IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

   (a)  The following documents are filed as part of this report:

                                                           1998 Annual Report
                                                        To Stockholders Page(s)*
                                                        ------------------------

        1.   Financial Statements:
             --------------------

             Independent Auditors' Report                           13

             Consolidated Balance Sheets -
               December 31, 1998 and 1997                           14

             Consolidated Statements of
               Income and Comprehensive
               Income - Years ended December
               31, 1998, 1997 and 1996                              15

             Consolidated Statements of Changes
               in Stockholders' Equity - Years
               ended December 31, 1998, 1997 and
               1996                                                 16

             Consolidated Statements of Cash
               Flows - Years ended December 31,
               1998, 1997 and 1996                                  17

             Notes to Consolidated
               Financial Statements - December
               31, 1998, 1997 and 1996                             18-37

        2.   Financial Statement Schedules:
             -----------------------------

             None






* Incorporated by reference from the indicated pages of the 1998 Annual Report to Stockholders.

        3.   Exhibits:
             --------

                                                         Page No. in
        Exhibit No.           Description             Sequential System
        -----------           -----------             -----------------
            3(i)    Articles of Incorporation, as   (incorporated
                    amended, of National            herein by
                    Bankshares, Inc.                reference to
                                                    Exhibit 3(a) of
                                                    the Annual Report on
                                                    Form 10K for
                                                    fiscal year ended
                                                    December 31, 1993)
            4(i)    Specimen copy of certificate    (incorporated
                    for National Bankshares, Inc.   herein by
                    common stock, $2.50 par value   reference to
                                                    Exhibit 4(a) of
                                                    the Annual Report on
                                                    Form 10K for
                                                    fiscal year ended
                                                    December 31, 1993)

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
                                                    December 31, 1992)

                                                         Page No. in
        Exhibit No.           Description             Sequential System
        -----------           -----------             -----------------
        *10(iii)(A) Employee Lease Agreement dated  (incorporated
                    May 7, 1992, by and between     herein by
                    National Bankshares, Inc. and   reference to
                    The National Bank of Blacksburg Exhibit 10(c) of
                                                    the Annual Report on
                                                    Form 10K for
                                                    fiscal year ended
                                                    December 31, 1992)
           13(i)    1998 Annual Report to
                    Stockholders (such Report,
                    except to the extent
                    incorporated herein by
                    reference, is being furnished
                    for the information of the
                    Commission only and is not
                    deemed to be filed as part of
                    this Report on Form 10-K)

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

                               National Bankshares, Inc.

                         BY:   /s/JAMES G. RAKES
                               -------------------------------------
                               James G. Rakes, Chairman,
                               President and Chief Executive Officer

                         DATE: MARCH 12, 1999
                               -------------------------------------

                         BY:   /s/J. ROBERT BUCHANAN
                               -------------------------------------
                               J. Robert Buchanan
                               Treasurer (Principal Financial Officer)

                         DATE: MARCH 12, 1999
                               -------------------------------------

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       Name                      Date           Title
       ----                      ----           -----
       /s/C. L. BOATWRIGHT                      Director and Vice
       ------------------------- -------------- Chairman of the Board
       C. L. Boatwright
       /s/L. A. BOWMAN                          Director
       ------------------------- --------------
       L. A. Bowman
       /s/A. A. CROUSE                          Director
       ------------------------- --------------
       A. A. Crouse
       /s/J. A. DESKINS SR                      Director
       ------------------------- --------------
       J. A. Deskins, Sr.
       /s/P. A. DUNCAN                          Director
       ------------------------- --------------
       P. A. Duncan
       /s/C. L. FORRESTER                       Director
       ------------------------- --------------
       C. L. Forrester
       /s/W. T. PEERY                           Director
       ------------------------- --------------
       W. T. Peery
       /s/J. G. RAKES                           Chairman of the Board
       ------------------------- -------------- President and Chief
       J. G. Rakes                              Executive Officer -
                                                National Bankshares, Inc.
       /s/J. R. STEWART                                 Director
       ------------------------- --------------
       J. R. Stewart

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
                                                     December 31, 1992)

                                                          Page No. in
        Exhibit No.            Description             Sequential System
        -----------            -----------             -----------------
        *10(iii)(A) Employee Lease Agreement dated   (incorporated
                    May 7, 1992, by and between      herein by
                    National Bankshares, Inc. and    reference to
                    The National Bank of Blacksburg  Exhibit 10(c) of
                                                     the Annual Report on
                                                     Form 10K for
                                                     fiscal year ended
                                                     December 31, 1992)
           13(i)    1998 Annual Report to
                    Stockholders (such Report,
                    except to the extent
                    incorporated herein by
                    reference, is being furnished
                    for the information of the
                    Commission only and is not
                    deemed to be filed as part of
                    this Report on Form 10-K)

           21(i)    Subsidiaries of National
                    Bankshares, Inc.
            27      Financial Data Schedule

* Indicates a management contract or compensatory plan required to be filed herein.