Form 10-Q
period 1999-03-31
NATIONAL BANKSHARES INC
filed 1999-05-07
CIK 796534

United States
                       Securities and Exchange Commission
                            Washington, D. C.  20549

                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended                          Commission File Number:
March 31, 1999                                                         0-15204


                           National Bankshares, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Virginia                                                      54-1375874
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


100 South Main Street
P.O. Box 90002
Blacksburg, Virginia                                                 24062-9002
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)              (540)552-2011
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


               Yes     X           No
                     -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at May 3, 1999
-------------------------------               ---------------------------------
Common Stock, $2.50 Par Value                             3,792,833





                        (This report contains 28 pages)
                   National Bankshares, Inc. and Subsidiaries

                                   Form 10-Q

                                     Index




                                                                        Page
                                                                        ----

Part I    Financial Information
--------------------------------

     Item 1 - Financial Statements

          Consolidated Balance Sheets, March 31, 1999
           and December 31, 1998                                        4 - 5

          Consolidated Statements of Income and
           Comprehensive Income, Three Months Ended
           March 31, 1999 and 1998                                      6 - 7

          Consolidated Statements of Changes in
           Stockholders' Equity, Three Months Ended
           March 31, 1999 and 1998                                        8

          Consolidated Statements of Cash Flows,
           Three Months Ended March 31, 1999 and 1998                   9 - 10


     Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                11 - 23


     Item 3 - Quantitative and Qualitative Disclosures About
          Market Risk                                                  24 - 25

Part II   Other Information
----------------------------

     Items 1 - 3 - Legal Proceedings; Changes in
          Securities; Defaults Upon Senior Securities                     26

     Item  4 - Submission of Matters to a Vote of
          Security Holders                                             26 - 27

     Item  5 - Other Information                                          27

     Item  6 - Exhibits and Reports on Form 8 - K                         27

Signatures                                                                28
----------

                   National Bankshares, Inc. and Subsidiaries

                                     Part I

                             Financial Information

Item 1. Financial Statements

     The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB) and Bank of Tazewell County (BTC), (the Company), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 1998 Annual Report to Stockholders and additional information supplied in the 1998 Form 10-K.

                National Bankshares, Inc. and Subsidiaries
                       Consolidated Balance Sheets
                   March 31, 1999 and December 31, 1998
                               (Unaudited)



                                                 March 31,  December 31,
 ($000's, except share and per share data)         1999         1998
                                                 =========  ============
 Assets
 Cash and due from banks                         $ 13,815        14,421
 Interest-bearing deposits                         14,130         7,027
 Federal funds sold                                 2,500         5,090
 Securities available for sale                    130,305       136,078
 Securities held to maturity (fair value
  $27,821 in 1999 and $31,151 in 1998)             27,471        30,676
 Mortgage loans held for sale                         516         2,180
 Loans:
    Real estate construction loans                 12,726        12,827
    Real estate mortgage loans                     50,292        48,724
    Commercial and industrial loans               123,056       110,509
    Loans to individuals                           68,473        69,493
                                                 --------       -------
             Total loans                          254,547       241,553

    Less unearned income and deferred fees         (2,123)       (2,296)
                                                 --------       -------
             Loans, net of unearned income and
              deferred fees                       252,424       239,257

    Less allowance for loan losses                 (2,849)       (2,679)
                                                 --------       -------
             Loans, net                           249,575       236,578
                                                 --------       -------
 Bank premises and equipment, net                   6,960         6,657
 Accrued interest receivable                        3,875         3,777
 Other real estate owned, net                         628           628
 Other assets                                       2,499         2,054
                                                 --------       -------
             Total assets                        $452,274       445,166
                                                 ========       =======
 Liabilities and Stockholders' Equity
 Noninterest-bearing demand deposits             $ 56,116        55,479
 Interest-bearing demand deposits                  85,608        84,319
 Savings deposits                                  47,806        46,387
 Time deposits                                    198,665       196,511
                                                 --------       -------
             Total deposits                       388,195       382,696
                                                 --------       -------
 Other borrowed funds                                 127           214
 Accrued interest payable                             697           647
 Other liabilities                                  1,774           926
                                                 --------       -------
             Total liabilities                    390,793       384,483
                                                 --------       -------
 Common stock subject to ESOP put option            2,194         2,180
                                                 --------       -------






                                      -4-                     (Continued)
 Stockholders' equity:
    Preferred stock of no par value.
     Authorized 5,000,000 shares; none issued
     and outstanding                                  ---           ---
    Common stock of $2.50 par value. Authorized
     5,000,000 shares; issued and outstanding
     3,792,833 shares                               9,482         9,482
    Retained earnings                              51,861        50,182
    Accumulated other comprehensive income            138         1,019
    Common stock subject to ESOP put option        (2,194)       (2,180)
                                                 --------       -------
             Total stockholders' equity            59,287        58,503

 Commitments and contingent liabilities
                                                 --------       -------
             Total liabilities and
              stockholders' equity               $452,274       445,166
                                                 ========       =======

                National Bankshares, Inc. and Subsidiaries
        Consolidated Statements of Income and Comprehensive Income
                Three Months Ended March 31, 1999 and 1998
                               (Unaudited)

                                                   March 31,   March 31,
 ($000's, except per share data)                      1999       1998
                                                   =========   =========
 Interest Income
 Interest and fees on loans                         $  5,535      5,154
 Interest on interest-bearing deposits                    53        174
 Interest on federal funds sold                           29         69
 Interest on securities - taxable                      1,877      1,749
 Interest on securities - nontaxable                     595        425
                                                    --------   --------
             Total interest income                     8,089      7,571
                                                    --------   --------
 Interest Expense
 Interest on time deposits of $100,000 or more           666        596
 Interest on other deposits                            2,768      2,697
 Interest on borrowed funds                                2          3
                                                    --------   --------
            Total interest expense                     3,436      3,296
                                                    --------   --------
            Net interest income                        4,653      4,275

 Provision for loan losses                               232         21
                                                    --------   --------
            Net interest income after provision
             for loan losses                           4,421      4,254
                                                    --------   --------
 Noninterest Income
 Service charges on deposit accounts                     261        275
 Other service charges and fees                           48         53
 Credit card fees                                        163        138
 Trust income                                            231        176
 Other income                                             43         11
 Realized securities gains, net                           20         13
                                                    --------   --------
             Total noninterest income                    766        666
                                                    --------   --------
 Noninterest Expense
 Salaries and employee benefits                        1,559      1,399
 Occupancy and furniture and fixtures                    257        246
 Data processing and ATM                                 199        196
 FDIC assessment                                          16          9
 Credit card processing                                  156        128
 Goodwill amortization                                     9          7
 Net costs of other real estate owned                      3         26
 Other operating expense                                 727        685
                                                    --------   --------
             Total noninterest expense                 2,926      2,696
                                                    --------   --------
 Income before income tax expense                      2,261      2,224
 Income tax expense                                      582        616
                                                    --------   --------

             Net income                                1,679      1,608
                                                    --------   --------






                                      -6-                     (Continued)
 Other comprehensive income, net of taxes:
  Unrealized gains (losses) on securities
   available for sale                                   (881)        87
                                                    --------   --------

             Comprehensive Income                   $    798      1,695
                                                    ========   --------

             Net income per share                   $    .44       0.42
                                                    ========   ========

                    National Bankshares, Inc. and Subsidiaries
            Consolidated Statements of Changes in Stockholder's Equity
                    Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)





                                                             Common
                                                              Stock
                                                Accumulated  Subject
                                                   Other     To ESOP
     ($000's, except for per  Common  Retained Comprehensive   Put
      share data)              Stock  Earnings     Income    Option   Total
                              ======  ====================== ======   =====
     Balances, December 31,
      1997                     $9,482   46,191        194    (1,838)  54,029
     Net income                   ---    1,608        ---       ---    1,608
     Unrealized gains
      (losses) on securities
      available for sale,
      net of tax                  ---      ---         87       ---       87
     Change in common stock
      subject to ESOP put
      option                      ---      ---        ---      (357)    (357)
                               ------   ------      -----    ------   ------

     Balances, March 31, 1998  $9,482   47,799        281    (2,195)  55,367
                               ======   ======      =====    ======   ======


     Balances, December 31,
      1998                     $9,482   50,182      1,019    (2,180)  58,503
     Net income                   ---    1,679        ---       ---    1,679
     Unrealized gains
      (losses) on securities
      available for sale,
      net of tax (1)              ---      ---       (881)      ---     (881)
     Change in common stock
      subject to ESOP put
      option                      ---      ---        ---       (14)     (14)
                               ------   ------      -----    ------   ------
     Balances, March 31, 1999  $9,482   51,861        138    (2,194)  59,287
                               ======   ======      =====    ======   ======



     (1) Net unrealized holding loss for quarter $(1,288) plus reclassification adjustment of $(47) unrealized gain for quarter and less income tax benefit of $454

                    National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                         March 31,  March 31,
    ($000's)                                               1999       1998
                                                         =========  =========
    Cash Flows from Operating Activities

    Net Income                                           $ 1,679      1,608
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                           232         21
         Depreciation of bank premises and equipment         217        188
         Amortization of intangibles                          38         30
         Amortization of premiums and accretion of
          discounts, net                                     125         13
         Gains on sales and calls of securities
          available for sale, net                            (20)       ---
         Gains on calls of securities held to
          maturity, net                                      ---        (13)
         Losses and writedowns on other real estate
          owned                                              ---         21
         (Increase) decrease in:
            Mortgage loans held for sale                   1,664        120
            Accrued interest receivable                      (98)        77
            Other assets                                     (29)      (336)
         Increase in:
            Accrued interest payable                          50         14
            Other liabilities                                848        845
                                                         -------    -------
                   Net cash provided by operating
                    activities                             4,706      2,588
                                                         -------    -------
    Cash Flows from Investing Activities

    Net (increase) decrease in federal funds sold          2,590     (2,055)
    Net increase in interest-bearing deposits             (7,103)    (1,840)
    Proceeds from calls and maturities of securities
     available for sale                                   11,363      9,134
    Proceeds from calls and maturities of securities
     held to maturity                                      3,198     11,788
    Purchases of securities available for sale            (7,023)   (12,615)
    Purchase of loan participations                       (4,800)       ---
    Collections of loan participations                     1,991      1,533
    Net increase in loans made to customers              (10,453)    (7,946)
    Proceeds from disposal of other real estate owned        ---         44
    Recoveries on loans charged off                           33        194
    Bank premises and equipment expenditures                (520)       (81)
                                                         -------    -------
                  Net cash used in investing
                   activities                            (10,724)    (1,844)
                                                         -------    -------







                                       -9-                    (Continued)

    Cash Flows from Financing Activities

    Net increase in time deposits                          2,154     (2,263)
    Net increase in other deposits                         3,345      1,989
    Net (decrease) in other borrowed funds                   (87)      (166)
                                                         -------    -------
                  Net cash provided by (used in)
                   financing activities                    5,412       (440)
                                                         -------    -------
    Net increase (decrease) in cash and due from banks      (606)       304
    Cash and due from banks at beginning of period        14,421     12,435
                                                         -------    -------
    Cash and due from banks at end of period             $13,815     12,739
                                                         =======    =======
    Supplemental Disclosure of Cash Flow Information

    Cash paid for interest                               $ 3,386      3,282
                                                         =======    =======
    Cash paid for income taxes                           $    20         15
                                                         =======    =======
    Loans charged to the allowance for loan losses       $    95         67
                                                         =======    =======
    Loans transferred to other real estate owned         $   ---         41
                                                         =======    =======

                    National Bankshares, Inc. and Subsidiaries


Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations

     The purpose of this discussion is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Reference should be made to the financial statements and other information included in this report as well as the 1998 Annual Report and Form 10-K for an understanding of the following discussion and analysis.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

Results of Operations - for the three months ended March 31,1999
----------------------------------------------------------------

     Net income for the three months ended March 31, 1999 was $1,679,000 which represents an increase of $71,000 or 4.42% over the first three months of 1998. The return on average assets for the quarter-ended March 31, 1999 was 1.54% and 1.63% as of March 31, 1998. The return on average equity was 11.12% for the period ended March 31, 1999 and 11.49% as of March 31, 1998.

     Earnings per share for the first quarter of 1999 was $0.44 per share, an increase of $.02 per share over the first quarter of 1998.

The following table provides selected consolidated dates.

                                      March 31,            December 31,

  ($000's, except per share and
   percent data)                    1999     1998       1998         1997
                                   ======   ======  ============ ============

  Interest income                  $8,089    7,571      31,828      29,797
  Interest expense                  3,436    3,296      13,928      13,106
  Net interest income               4,653    4,275      17,900      16,691
  Provision for loan losses           232       21         624         435
  Noninterest income                  766      666       3,174       2,834
  Noninterest expense               2,926    2,696      11,061      10,031
  Income taxes                        582      616       2,591       2,499
  Net income                       $1,679    1,608       6,798       6,560
  Return on average assets           1.54%    1.63%       1.61%       1.66%
  Return on average equity (1)      11.12%   11.49%      11.66%      12.21%
  Basic net income per share       $  .44      .42        1.79        1.73
  Book value per share (1)         $16.21    15.18       16.00       14.73

(1) Includes amount related to common stock subject to ESOP put option excluded from stockholders' equity on the Consolidated Balance Sheets.

Net Interest Income
-------------------

     Net interest income at the end of the first three months of 1999 was $4,653,000, an increase of $378,000 or 8.84% over the same period in 1998.

     The net interest margin is one of the primary ratios used by banks to measure net interest income. The net interest margin is composed of the yield on earning assets on a fully tax equivalent basis less the cost to fund earning assets. The funding cost factor in interest bearing deposits as well as capital and demand deposits. The following table sets forth the Company's net interest margin for the period specified.

                                    March 31,              December 31,
                                 1999       1998         1998        1997
                              ---------   ---------   ----------- -----------
  Yield on earning assets        8.18%        8.38%        8.25%        8.24%
  Cost to fund earning assets    3.33%        3.53%        3.50%        3.50%
                              --------     -------      -------      -------
  Net interest margin            4.85%        4.85%        4.75%        4.74%
                              ========     =======      =======      =======

     A second measure of net interest income is the net interest spread. The ratio consists of the yield on earning assets on a fully tax equivalent basis less the cost of interest bearing liabilities. It does not reflect the benefit received from "free funds" such demand deposits and capital. The following table sets forth the company's net interest spread for the periods shown.


                                    March 31,              December 31,
                                1999        1998         1998         1997
                              ---------   ---------   -----------  -----------

 Yield on earning assets         8.18%        8.38%        8.25%        8.24%
 Cost of interest-bearing
  liabilities                    4.26%        4.50%        4.48%        4.43%
                             --------      -------      -------      -------
 Net interest spread             3.92%        3.88%        3.77%        3.81%
                             ========      =======      =======      =======

     As can be seen by the table shown above, the yield on earning assets for the first quarter of 1999 has declined by seven basis points from the year-ended 1998. The cost to fund earning assets declined by seventeen basis points. These elements combined to produce a ten basis point improvement in the net interest margin.

     The decline in the yield on earning assets and the cost of interest bearing liabilities is due in part to a declining rate environment. The cost of interest bearing liabilities which declined to a greater degree was directly affected by certain management efforts to contain interest expense.

Provision and Allowance for Loan Losses
---------------------------------------

     The adequacy of the allowance for loan losses is based on management's judgement and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors such as general economic conditions.

     An internal credit review department performs pre-credit analyses of large credits and also conducts credit review activities that provide management with an early warning of asset quality deterioration. Changing trends in the loan mix are also evaluated in determining the adequacy of the allowance for loan losses. Loan loss and other industry indications related to asset quality are presented in the following table.

                                            For the periods ended
                                      March 31,            December 31,
                                    1999     1998       1998         1997
($000's)                         ========= ========= =========== ============
Balance at beginning of period   $  2,679     2,438       2,438       2,575

Provision for loan losses             232        21         624         435

Loans charged off                     (95)      (67)       (638)       (679)

Recoveries                             33       194         255         107
                                 --------  --------   ---------   ---------
Balance at the end of period     $  2,849     2,586       2,679       2,438
                                 ========  ========   =========   =========
Ratio of allowance for loan
losses to end of period loans,
net of unearned income and
deferred fees                        1.13%     1.16%       1.12%       1.12%
                                 ========  ========   =========   =========
Ratio of net charge-offs
(recoveries) to average loans,
net of unearned income and
deferred fees(1)                      .10%    (.24)%        .17%        .28%
                                 ========  ========   =========   =========
Ratio of allowance for loan
losses to nonperforming
loans(2)                         1,656.40% 6,157.14%   9,567.86%   2,802.30%
                                 ========  ========   =========   =========

(1)  Net charge-offs are on an annualized basis.
(2)  The  Company  defines   nonperforming  loans  as   total  nonaccrual   and
     restructured  loans.    Loans 90  days  past  due and  still  accruing are
     excluded.

                                         March 31,          December 31,

 ($000's)                             1999      1998      1998        1997
                                    ========  ========  ========    ========
 Nonperforming Assets

  Nonaccrual loans                   $  172        42        28          87

  Restructured loans                    ---       ---       ---         ---
                                     ------    ------    ------      ------
      Total nonperforming loans         172        42        28          87


  Foreclosed property                   628       397       628         421
                                     ------    ------    ------      ------
      Total nonperforming assets     $  800       439       656         508
                                     ======    ======    ======      ======

  Ratio of nonperforming assets to
   loans, net of unearned income and
   deferred fees, plus other real
   estate owned                         .32%      .20%      .27%        .23%
                                     ======    ======    ======      ======

 Accruing Loans Past Due 90 Days or More
 ---------------------------------------
  Past due 90 days or more and
   still accruing                    $2,153       921       550         672
                                     ======    ======    ======      ======


  Ratio of loans past due 90 days or
   more to loans, net of unearned
   income and deferred fees             .85%      .41%      .23%        .31%
                                     ======    ======    ======      ======

 Impaired Loans
 --------------

  Total impaired loans               $  268        89       373         177
                                     ======    ======    ======      ======
  Impaired loans with a
   valuation allowance                  145       ---       145          53
  Valuation allowance                   145       ---       145          53
                                     ------    ------    ------      ------
  Impaired loans net of allowance    $  ---       ---       ---         ---
                                     ======    ======    ======      ======
  Impaired loans with no
   valuation allowance               $  123        89       228         124
                                     ======    ======    ======      ======
  Average recorded investment
   in impaired loans                 $  268        89       387         458
                                     ======    ======    ======      ======
  Income recognized on impaired
   loans                             $    4         2        32          23
                                     ======    ======    ======      ======
  Amount of income recognized
   on a cash basis                   $  ---       ---       ---          12
                                     ======    ======    ======      ======

     As can be seen by the preceding table, the provision for loan losses was $232,000 for the first quarter of 1999, up $211,000 over the same period the prior year. The ratio of the allowance for loan losses to loans net of unearned income has remained relatively stable. The net charge-offs ratio for the first quarter of 1999 was lower than most of the other periods shown.

     It should be noted that loans past due 90 days or more have risen when compared to prior period data. As mentioned in the Company's 1998 Form 10-K, the Company has two additional credits totaling approximately $1.7 million which are experiencing collection problems. These loans are at present 90 days or more past due. Management believes, at present, that these credits can be recovered without loss. At March 31, 1999 both loans were on an accrual basis.

     Overall, it is expected that provisions for loan loss expense will be higher in 1999. Such expense will be required by strong loan growth and the need to maintain an adequate overall reserve. Further additions could be made necessary by unforeseen losses and/or a change in the circumstances surrounding the two credits mentioned above.

     The total amount of foreclosed properties at March 31, 1999 and December 31, 1998 was $628,000. At March 31, 1999 approximately $267,000 of that amount was held by the Company's NBB affiliate. The property consists of undeveloped real estate originally intended to be a residential subdivision. The property has been held for a period in excess of five years. Three other properties are being held by the Company's BTC affiliate. With the exception of one property, which is being carried for approximately $20,000, these properties are relatively recent acquisitions and timely disposal is expected.

Noninterest Income
------------------

     Noninterest income is an important source of the company's income. This category is comprised of service charges on deposit accounts, other service charges and fees, credit card fees, trust income and other income. Net securities gains and losses are also included in this category.

     Noninterest income for the period ended March 31, 1999 was $766,000, an increase of $100,000 or 15.02% over the same period in 1998.

     Service charges on deposit accounts were $261,000 at March 31, 1999, a decrease of $14,000 or 5.09% from the same period in 1998.

     Other service charges declined by $5,000 when March 31, 1999 and 1998 are compared.

     Credit card fees grew  by $25,000 or 18.12% when the first three months of
1999 and 1998 are compared.   Continued growth in volume was the  primary cause
of this increase.

     Trust income increased by 31.25% when compared to the first three months of 1998. Trust income is dependent on market conditions as well as the types of accounts being handled at any given point in time. The level of estate business, for example, cannot be predicted with any degree of preciseness.

     Other income, which is comprised of various miscellaneous types of income, increased by $32,000 for the first three months of 1999.

     Included  in  other  income  in  1999  was   approximately  $12,000  which
represented a recovery of principal for a bond charged-off in prior year and $9,000 for gains on the sale of repossessed autos.

     Net  securities gains and  losses decreased $7,000 when  1999 and 1998 are
compared.   The  income in this  category reflects  securities called  prior to maturity.

Noninterest Expense
-------------------

     Noninterest expenses for the first three months of 1999 were $2,926,000, an increase of $230,000 or 8.53% over the first three months of 1998.

     Salaries and fringe benefits were $1,559,000 at the end of the first three months of 1999. This represents an increase of $160,000 or 11.44% over the first three months of 1998. A portion of this increase was due to the acquisition of the Galax branch. This facility was acquired in the second quarter of 1998. Accordingly, 1998 data contains no salaries expense associated with the acquisition. The remainder of the increase was due to normal merit increases and other personnel related costs.

     Occupancy expenses increased by $11,000 or 4.47% when the first three months of 1999 and 1998 are compared. Acquisition of the previously mentioned Galax Branch contributed to this increase.

     Data processing expense increased by $3,000 or 1.53%.

     Credit card expense rose by $28,000 of 21.88% in the first three months of 1999. Increases in overall volume also contributed to this increase. Included in the category was approximately $4,000 in expense related to the reissuance of debit cards. The next scheduled reissuance will be in four years.

     Other  expenses at  March  31, 1999  were  $727,000, which  represents  an increase of $42,000 or 6.13% over the same period in 1998. Other expenses include various types of costs. Examples of expense accounts included are telephone, franchise taxes, stationary and supplies, market expense, correspondent charges and numerous others. Some expenses included in this area represent accrued expense for anticipated expenditures, while others are on a cash or pay as incurred basis. Some categories are within management's ability to control while others can only be controlled to a degree.

Balance Sheet
-------------

The following table sets forth selected consolidated balance sheet data.

                                    March 31,             December 31,
                                 1999        1998        1998         1997
                               ========   =========  ============ ============
($000's)
Selected Period-End Data
------------------------

Loans, net                     $ 249,575   220,709      236,578      214,552

Total Securities                 157,776   141,799      166,754      149,974

Total Assets                     452,274   405,021      445,166      402,907

Total Deposits                   388,195   344,593      382,696      344,867

Stockholders' Equity              59,287    55,367       58,503       54,029

Selected Daily Averages Data
----------------------------

Loans, net                     $ 241,776   215,980      225,613      204,540

Total securities                 167,674   144,285      152,432      157,179

Interest-earning assets          417,885   379,134      398,340      374,478

Total assets                     442,801   401,010      420,988      395,932

Total deposits                   379,511   341,736      359,970      339,439

Interest-bearing liabilities     326,942   296,789      310,634      295,565

Stockholders' equity              59,029    54,772       58,282       53,712

     Total average assets at March 31, 1999 were $442,801,000, an increase of $41,791,000 or 10.42% from March 31, 1998. A portion of this increase was due to the acquisition of the Galax branch in the second quarter of 1998. The Company also continues to experience satisfactory growth in deposits from nonacquisition related sources.

     The following table sets forth selected balance sheet caption as a percentage of total assets at the dates shown.

                                      March 31,             December 31,
                                   1999       1998        1998        1997
                                 ========= =========   =========== ===========

Assets
------

Interest bearing deposits          3.12%      2.86%        1.58%        2.41%

Federal funds sold                  .55%      1.57%        1.14%        1.07%

Securities available for sale     28.81%     17.09%       30.57%       16.28%

Securities held to maturity        6.07%     17.93%        6.89%       20.95%

Mortgage loans held for sale        .11%       .07%         .49%         .10%

Real estate construction
 loans                             2.81%      2.89%        2.88%        2.11%

Real estate mortgage loans        11.12%     10.73%       10.95%       10.66%

Commercial and industrial
 loans                            27.21%     25.67%       24.82%       25.16%

Loans to individuals              15.14%     16.48%       15.61%       16.54%

Liabilities
-----------

Noninterest bearing demand
 deposits                         12.41%     11.79%       12.46%       11.19%

Interest bearing demand
 deposits                         18.93%     18.89%       18.94%       19.33%

Savings deposits                  10.57%     11.71%       10.42%       11.61%

Time deposit                      43.93%     42.68%       44.14%       43.47%

Other borrowed funds                .03%       .08%         .05%         .12%

     As shown by the above table, management has shifted a substantial portion of its investment portfolio to the available for sale category. A portion of this shift was accomplished through calls, maturities of bonds and their subsequent reinvestment. In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and hedging Activities". The statement allowed, upon adoption, the transfer of securities from the held to maturity classification to the available for sale without calling into question management's intent to hold its remaining securities until maturity. The Company used this opportunity to transfer approximately $20,516,000 in securities to held for sale category.

     This shift will increase the Company's flexibility to deal with liquidity and interest rate sensitivity.

     The overall mix of loan and deposits has remained roughly the same.

Liquidity
---------

     Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. Net cash provided by operating activities was $4,706,000 for the three months ended March 31, 1999. Net cash used in investing activities was $10,724,000 with the majority of that cash invested in securities and loans. Net cash provided by financing activities was $5,412,000. Net cash decreased $606,000 from December 31, 1998.

     The Company actively manages its liquidity position through its investing activities. At March 31, 1999, overnight funds which includes Federal Funds sold and funds on deposit with the Federal Home Loan Bank totaled $16,630,000. In addition, securities with a remaining maturity of less than one year totaled $33,644,000. Liquidity is also managed through the management of deposit liabilities, in particular, volatile funds such as time deposits over $100,000. The amount of such deposits is largely dependent on the rate of interest offered. The Company had approximately $72,427,000 in such deposits due within twelve months. Other types of deposits such as interest-bearing demand, savings and time deposits less than $100,000 are less volatile and less rate dependent historically.

     Short term liquidity needs can also be satisfied by way of credit facilities established with correspondent banks, the Federal Home Loan Bank and Federal Reserve. Longer term borrowings, if necessary, can be obtained through the Federal Home Loan Bank.

     NBB is in process of constructing a new building. This facility will provide additional office space to replace existing leased properties and also add a branch facility. This project is not expected to have a material impact on the Company's liquidity.

     On March 15, 1999, the Company announced a tender offer in which it sought to repurchase up to 200,000 shares of its stock at $28.00 per share. The impact of this offer is not expected to materially impact the Company's liquidity.

     The Year 2000 also has liquidity implications. Management is fully aware of customer apprehension associated with the Year 2000 date change. Accordingly, it is management's plan to provide for additional liquidity as part of its contingency planning processes. Please refer to the above information related to the establishment of credit facilities and the Year 2000 discussion which follows for the steps the Company is taking to allay unwarranted customer concerns.

     Management is not aware of any other trend, commitment or events that will result in or that are reasonably likely to result in a decrease in liquidity that would be adverse and to a degree that operations would be materially impaired.

Capital Resources
-----------------

     Total stockholders' equity increased $784,000 or 1.34% from December 31, 1998. During the first three months of 1999, retained earnings grew by $1,679,000. Accumulated comprehensive income decreased stockholders' equity by $881,000. This category is comprised solely of changes in the net unrealized gains (losses) on securities available for sale. Common stock subject to put option increased by $14,000. The common stock subject to put option is affected by the current market price of Bankshares' common stock as well as the number of shares outstanding.

     The following table sets forth the various ratios by which bank capital is measured. Bankshares and its subsidiaries continue to be well capitalized.

                                      March 31,            December 31,
                                  1999       1998        1998         1997
                                =========  =========  ==========  ============
 Consolidated Capital Ratios
 ---------------------------
  Total capital (to risk
   weighted assets)               22.2%        23.7%     22.4%       23.3%
  Tier 1 Capital (to risk
   weighted assets)               21.2%        22.7%     21.5%       22.3%
  Tier 1 capital (to average
   assets, leverage ratio)        13.7%        14.2%     13.4%       13.7%


Tender Offer
------------

     On March 15, 1999, the Company announced a stock tender offer. The Company sought to repurchase 200,000 shares, but reserved the right to purchase up to two percent of its outstanding shares of common stock. The tender off closed on April 30, 1999. The offer resulted in the repurchase of 275,856 shares. The Company's Form 13E-4 filed March 15, 1999 and amended 13E-4 filed March 31, 1999 are incorporated herein.

Selected Affiliate Bank Data
----------------------------

     The following table sets forth selected data for NBB and BTC:

                                               March 31, 1999
                                               --------------
      (000's, except for % data)          NBB                 BTC
                                          ---                 ---
      Assets                            $271,482             178,216
      Deposits                           238,798             149,422
      Shareholders Equity                 30,974              27,946
      Net Income                           1,101                 547
      Return on Average Assets              1.69%               1.25%
      Return on Average Equity             14.51%               7.95%
      Tier 1 Capital Rates                 15.90%              29.74%
      Total Risk Based Capital
       Rates                               16.95%              30.70%
      Tier 1 Leverage Ratio                11.32%              15.86%

Year 2000
---------

     The Company recognizes the risks and challenges presented by the impact of the century date change on information processing and other microchip controlled systems. The Year 2000 ("Y2K") involves several issues for financial institutions. The Company's own internal information processing and microchip controlled systems, as well as those of its major service vendors, must be Y2K compliant. Banks face credit, earnings and liquidity risk should commercial loan customers or large depositors suffer significant business disruptions as a result of the impact of computer failures in their own operations or in those of their suppliers or customers. Banks could encounter temporary funding shortages if customers withdraw unusually large sums of cash because they are unduly concerned about the effects of Y2K. And, although management believes the level of counterpart trading risk is low, there could be a temporary or permanent effect on the investment portfolio resulting from the negative impact of Y2K on the underlying entities.

     Both of the Company's bank subsidiaries have established Y2K project management teams that have developed Y2K plans with assessment, testing, and remediation phases. The internal audit department is conducting Y2K audits, and both banks are subject to the guidelines promulgated by the Federal Financial Institutions Examination Counsel (FFIEC) and to regular Year 2000 compliance examinations by their respective federal regulators.

     The assessment phase outlined in both NBB's and BTC's Y2K plans has been completed. The banks have identified all internal mission critical information technology and microchip controlled systems. Outside vendors that provide mission critical service to the institutions have also been identified.

     Because of their importance to daily business operations, substantial attention has been focused on the banks' customer information processing hardware and software. In 1997, in the normal course of business, NBB purchased a new Unisys host computer and peripherals and installed the latest version of its Information Technology, Inc. (ITI) software. In the last quarter of 1998, BTC converted from its previous in-house information processing system. BTC is now processed using NBB's hardware and software. The NBB system has been tested, including century date rollover and other critical dates, and validation of the ITI application is complete.

     Each bank has identified as mission critical independent information technology systems in their Trust Departments. NBB has successfully completed proxy testing of its external service provider, and BTC has successfully tested its internal system. Microchip controlled bank security systems are also mission critical. Testing of these systems at both banks determined that minor renovations were necessary at three offices. Those renovations are now complete.

     The Federal Reserve Bank of Richmond has provided comprehensive procedures and instructions for interface testing. During the first quarter of 1999, NBB and BTC successfully tested all utilized services, including wire transfer, automated clearing house and savings bonds.

     Both NBB and BTC deal with outside vendors that provide mission critical support for bank card processing and ATM servicing. The banks are monitoring these vendors' progress to assure their Y2K readiness. The vendors regularly provide status reports and testing criteria. In the first quarter of 1999, both BTC and NBB converted to a new ATM servicer. Testing of that application was successfully concluded.

     Each bank has developed and implemented programs to assess the level of Y2K risk among large loan customers. NBB's Credit Review department performs a precredit analysis of all new large loans made by both banks. An assessment of the potential effects of the Year 2000 on the credit-worthiness of borrowers is a part of this analysis. BTC is asking new commercial borrowers to sign an agreement to insure compliance with minimum standards with regard to Y2K issues. That bank is also following up with these borrowers to insure that promised deadlines are met. Both NBB and BTC have also completed assessments of Year 2000 preparedness among existing large commercial loan customers.

     The banks have ongoing initiatives designed to educate customers about Y2K issues and to allay any unwarranted concerns about the safety and soundness of the institutions. Leaflets discussing the topic were sent to all customers, and the banks have posted information on their Web sites. NBB held a public forum directed at small businesses and has established a toll free information hotline. Employee training and awareness campaigns have been completed.
Additional employee training and public education efforts are planned throughout the rest of 1999.

     Contingency plans have been drafted by NBB and BTC to 1) identify alternatives if mission critical applications do not meet the banks' readiness plan, and 2) develop a course of action to assure business continuity in the event there are system failures on critical dates. Both institutions are providing their Boards of Directors with regular reports on Y2K initiatives and preparedness.

     At this time, National Bankshares, Inc. believes that in the most likely worst-case scenarios, Y2K will not have a material effect on the Company's operations, liquidity or financial condition. Although contingency plans address multiple alternative scenarios, the Company believes it is impossible for any business to address the potentially unlimited number of possible circumstances relating to Y2K issues. Even though it is highly unlikely, National Bankshares recognizes that if its Y2K assessment, remediation or contingency plans prove to be inadequate, this could have a material impact on its operations and therefore result in a material adverse effect on the Company's results of operations and financial condition.

     The Company's recently completed upgrade of internal processing systems does enhance Y2K preparedness. However, the major goals of the upgrade were to provide a shared information processing system for affiliates and to provide additional processing capacity and the ability to use the most advanced version of software available. The costs of the upgrade were substantial, but the total of costs of the upgrade directly related to the Y2K component was not material.

Banking Terms

Basis    Point    -    a     Earnings   Per    Share-    assets.
measurement         unit     Basic   -   net  income,
defined      as      one     reduced by dividends  on    Nonperforming Assets  -
hundredth     of     one     preferred         stock,    the  sum  of  loans  on
percent;   it    usually     divided  by  the average    which  interest  income
refers  to  an  interest     number of common  shares    is  not being  accrued;
rate.                        outstanding    in    the    restructured  loans  on
                             period.                     which   the    interest
Book Value  Per Share  -                                 rates   or   terms   of
the value of a share  of     Equity    Capital/Share-    repayment   have   been
common stock  determined     holders'   Equity   -  a    materially revised  and
b y      d i v i d i n g     balance   sheet   amount    real  estate  that  has
shareholders' equity  at     that   represents    the    been  acquired  through
the  end  of  a  period,     total  investment in the    foreclosure.
excluding      preferred     corporation  by  holders
stock, by the  number of     of common and  preferred    Rate-Sensitive  Assets/
common            shares     stock;    it    includes    Liabilities  -  earning
outstanding  at the  end     amounts  added   through    assets  and   interest-
of the same period.          the     retention     of    bearing     liabilities
                             earnings.                   that  can  be  repriced
Core  Deposits -  demand                                 or   replaced   at    a
deposits,        savings     Interest-Bearing            different      interest
accounts,       interest     Liabilities  -  deposits    rate,     within      a
checking       accounts,     and  borrowed  funds  on    specific  period,   due
insured   money   market     which  the   corporation    to   rate  changes   or
a c c o u n t s    a n d     pays interest;  includes    maturity.
certificates of  deposit     interest        checking
under  $100,000.    This     accounts,  money  market    Return    on    Average
is a more  stable source     accounts,   certificates    Assets   (ROA)   -  net
of   funds  than   funds     of  deposit,  short-term    income as a  percentage
purchased  on the  basis     borrowings   and   long-    of    average     total
of rate only.                term debt.                  assets.    It is  a key
                                                         profitability     ratio
Cost    of    Funds    -     Leverage         Capital    that   indicates    how
interest   on   deposits     Ratio  -  the  total  of    effectively  a bank has
and    borrowed    funds     Tier   1  capital   less    used     its      total
divided  by the  average     certain       intangible    resources.
balance of such funds.       assets      such      as
                             goodwill,   divided   by    Return    on    Average
Comprehensive  Income  -     quarterly        average    Equity   (ROE)  -   net
net   income   plus  the     assets.         A    key    income  as a percentage
change   in   unrealized     regulatory       capital    of    total     average
gains  and  losses,  net     requirement   with   the    shareholders'   equity.
of  tax,  on  securities     minimum  amount  allowed    Provides  a  measure of
available  for sale  for     of 4%.                      how   productively    a
the period.                                              bank's equity has  been
                             Net  Interest  Income  -    employed.
Earning  Assets -  loans     the  difference  between
(net     of     unearned     income   from    earning    Risk-Based  Assets -  a
income),      investment     assets   and    interest    regulatory  method   of
securities,        money     paid  on  deposits   and    classifying      assets
market  investments  and     borrowed funds.             based     on      their
interest-bearing                                         potential    risk    of
deposits    in     other     Net  Interest  Margin  -    loss,      used      in
banks.                       net   taxable-equivalent    calculating     various
                             interest income  divided    capital         ratios.
                             by    average    earning    Assets  are  classified
in     one    of    four     Tier  1 Risk-Based Capi-
categories         based     tal   Ratio   -   common
primarily   on    credit     shareholders'     equity
risk  and  are  adjusted     less certain  intangible
to reflect the  relative     assets,     such      as
riskiness    of     that     goodwill,   divided   by
category.                    risk-based       assets.
                             Current       regulatory
Securities     Available     minimum  requires   that
for  Sale  -  securities     at  least a  4% ratio be
that  will be  held  for     maintained.
indefinite  periods   of
time  and  that  may  be     Total         Risk-Based
sold  as  part   of  the     Capital  Ratio  -  total
bank's   asset/liability     capital    divided    by
strategy.          These     risk-based       assets.
securities are  recorded     Total  capital  consists
at their current  market     of common  shareholders'
value   rather  than  at     equity,  the   allowance
their         historical     for     loan     losses,
amortized cost.              certain  components   of
                             nonpermanent   preferred
Securities    Held    to     stock  and  subordinated
Maturity  -   securities     debt    less     certain
that  the bank  has  the     intangible assets,  such
ability  and the  intent     as  goodwill.    Current
to  hold  to   maturity.     regulatory       minimum
These   securities   are     requires  that  at least
recorded    at     their     an    8%    ratio     be
original cost,  adjusted     maintained.
for   amortization    of
premium   or    discount     Yield on Earning  Assets
accretion.                   -     total     taxable-
                             equivalent      interest
Spread or  Interest-Rate     income  dividend by  the
Differential    -    the     average    balance    of
difference  between  the     earnings assets.
average  interest  rates
received   on    earning
assets  and  the average
interest rates paid  for
interest-bearing
liabilities.

Taxable-Equivalent   In-
come -  income that  has
been     adjusted     by
increasing    tax-exempt
interest  income  to  an
equivalent        pretax
amount    of     taxable
income.             This
adjustment        allows
corporations to  compare
the   effective   pretax
yields   on    different
mixes  of  taxable   and
tax-exempt assets.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Derivatives

     The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, collateralized mortgage obligations, structured notes and other similar instruments which are included in securities available for sale and securities held to maturity. The fair value of these investments at March 31, 1999 approximated $23,518,000.

Interest Rate Sensitivity

     The  Company's  securities  and loans  and  its  deposits  are subject  to interest rate risk. The Company's profitability in the near term may temporarily be affected, either positively by a falling interest rate scenario or negatively by a period of rising rates. The table below sets forth, as of March 31, 1999, the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap. The table sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contracted terms.

     The method of analysis presented in the following table has certain inherent shortcomings. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates. In addition, loan prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those which appear on the table. The classification of securities as held to maturity or available for sale also effects rate sensitivity. Available for sale securities which may be sold can be used to adjust the Company's interest rate sensitivity position. Finally, call features in the investment portfolio can have a considerable effect. Since the call decision is dependent on interest rate levels at a future point in time, the ultimate effect on interest rate sensitivity cannot be precisely determined. A substantial number of bonds in the investment portfolio contain these features.

    ($000's)          <3 Months   6 Months  12 Months  1-5 Years  >5 Years
                      =========   ========  =========  =========  ========
    Interest-earning
     assets           $  65,456     20,670     43,732   155,454    139,185
    Interest-bearing
     liabilities        179,198     36,195     74,691    42,122        ---
                      ---------   --------   --------  --------   --------
    Gap                (113,742)   (15,525)   (30,959)  113,332    139,185
                      =========   ========   ========  ========   ========
    Cumulative gap    $(113,742)  (129,267)  (160,226)  (46,894)    92,291
                      =========   ========   ========  ========   ========
    Cumulative gap
     ratio                  .37        .40        .45       .86       1.28
                      =========   ========   ========  ========   ========

     The Company also uses simulation analysis to forecast its balance sheet and monitor interest rate sensitivity. One test used by the Company is shock analysis, which measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock of 100, 200, and 300 basis points and the effects on net income and return on average assets and return on average equity at March 31, 1999.

       ($000's, except for percent data)

                                            Return on          Return on
         Rate Shift       Net Income      Average Equity     Average Assets
         ==========       ==========      ==============     ==============

              300           $5,215              7.63%               .98%
              200            5,991              8.95%              1.17%
              100            6,763             10.23%              1.35%
           (-)100            8,527             13.11%              1.76%
           (-)200            9,330             14.38%              1.95%
           (-)300            9,629             14.90%              2.03%


     Simulation analysis allows the Company to test asset and liability management strategies under rising and falling rate conditions. As a part of simulation process, certain estimates and assumptions must be made dealing with, but not limited to, asset growth, the mix of assets and liabilities, rate environment, local and national economic conditions. Asset growth and the mix of assets can to a degree be influenced by management. Other areas such as the rate environment and economic factors cannot be controlled. For this reason actual results may vary materially from any particular forecast or shock analysis.

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

                    National Bankshares, Inc. and Subsidiaries
                                   Part II
                              Other Information




Items 1-3.    Legal Proceedings;  Changes in Securities;  Defaults Upon  Senior
              Securities

              None for the three months ended
              March 31, 1999.

Item 4.       Submission of Matters to a Vote of Security Holders

              Two proposals were submitted to a vote of security holders at the Company's Annual Meeting of Stockholders held on April 13, 1999.


              Proposal No. 1 - Election of Directors
              --------------------------------------

                  Three Class  Three Directors were elected for a term of three
              years each.   Two Class One Directors were  elected for a term of
              one year each.

                  The name of each Director elected at the meeting follows:

              Class Three Directors     Class One Directors
              ---------------------     -------------------

              Charles L. Boatwright     L. Allen Bowman
              James A. Deskins, Sr.     Cameron L. Forrester
              William T. Peery

                  The  name of  each Director  whose term  of  office continued
              after the meeting is listed:

                  Alonzo A. Crouse
                  Paul A. Duncan
                  James G. Rakes
                  Jeffrey R. Stewart

                  The number  of votes  cast for  and against  each nominee  is
              provided below.   There were  no abstaining votes  and no  broker
              non-votes.

                                     Election of Directors
                 Director                    Votes For      Votes Against
                 --------                    ---------      -------------

                 Charles L. Boatwright       2,899,273        19,294
                 James A. Deskins, Sr.       2,909,815         8,752
                 William T. Peery            2,909,929         8,638
                 L. Allen Bowman             2,911,849         6,718
                 Cameron L. Forrester        2,909,932         8,635

              Proposal No. 2 - Approval of the 1999 Stock Option Plan
              -------------------------------------------------------

                  The  1999  Stock Option  Plan,  which makes  available  up to
              250,000 shares of Common Stock for awards to key employees of the Company and its subsidiaries in the form of stock options, was approved by the stockholders.

                  The number of  shares cast  for and against  approval of  the
              1999 Stock Option Plan, and the number of votes abstaining, is listed below. There were 282,563 broker non-votes.

                 Votes For            Votes Against        Votes Abstaining
                 ---------            -------------        ----------------

                 2,400,281            183,336              52,387

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 27 - Financial Data Schedule

              (b) Reports  on  Form 8-K  filed  during the  three  months ended
                  March 31, 1999:

                  --     Press release  dated March 17, 1999  related to Tender
                         Offer

                  -- Announcement of Amendment to Tender Offer dated March 31, 1999

                  The aforementioned Form 8-K's are incorporated by reference.

                  National Bankshares, Inc. and Subsidiaries

                                 Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           National Bankshares, Inc.
                                  (Registrant)








   Date:  May 7, 1999         /s/James G. Rakes
          -------------       -------------------------------------
                              James G. Rakes, Chairman
                              President and Chief Executive Officer





   Date:  May 7, 1999         /s/J. Robert Buchanan
          -------------       -------------------------------------
                              J. Robert Buchanan, Treasurer
                              (principal financial officer)