Form 10-Q
period 1999-06-30
NATIONAL BANKSHARES INC
filed 1999-08-04
CIK 796534

United States
                       Securities and Exchange Commission
                            Washington, D. C.  20549

                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended                          Commission File Number:
June 30, 1999                                                          0-15204


                           National Bankshares, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Virginia                                                      54-1375874
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


100 South Main Street
P.O. Box 90002
Blacksburg, Virginia                                                 24062-9002
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)              (540)552-2011
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


               Yes     X           No
                     -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                   Outstanding at July 30, 1999
-------------------------------               ---------------------------------
Common Stock, $2.50 Par Value                             3,516,977





                        (This report contains 31 pages)
                   National Bankshares, Inc. and Subsidiaries

                                   Form 10-Q

                                     Index




                                                                        Page
                                                                        ----

Part I    Financial Information
--------------------------------

     Item 1 - Financial Statements

          Consolidated Balance Sheets, June 30, 1999
           and December 31, 1998                                         4-5

          Consolidated Statements of Income and
           Comprehensive Income, Three Months Ended
           June 30, 1999 and 1998                                        6-7

          Consolidated Statements of Income and
           Comprehensive Income, Six Months Ended
           June 30, 1999 and 1998                                        8-9

          Consolidated Statements of Changes in
           Stockholders' Equity, Six Months Ended
           June 30, 1999 and 1998                                        10

          Consolidated Statements of Cash Flows,
           Six Months Ended June 30, 1999 and 1998                      11-12


     Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 13-27


     Item 3 - Quantitative and Qualitative Disclosures About
          Market Risk                                                   28-29

Part II   Other Information
----------------------------

     Items 1 - 3 - Legal Proceedings; Changes in
          Securities; Defaults Upon Senior Securities                    30

     Item  4 - Submission of Matters to a Vote of
          Security Holders                                               30

     Item  5 - Other Information                                         30

     Item  6 - Exhibits and Reports on Form 8 - K                        30

Signatures                                                               31
----------

                   National Bankshares, Inc. and Subsidiaries

                                     Part I

                             Financial Information

Item 1. Financial Statements

     The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB) and Bank of Tazewell County (BTC), (the Company), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 1998 Annual Report to Stockholders and additional information supplied in the 1998 Form 10-K.

                National Bankshares, Inc. and Subsidiaries
                       Consolidated Balance Sheets
                   June 30, 1999 and December 31, 1998
                               (Unaudited)

                                                 June 30,   December 31,
 ($000's, except share and per share data)         1999         1998
                                                 =========  ============
 Assets
 Cash and due from banks                         $ 12,232        14,421
 Interest-bearing deposits                            ---         7,027
 Federal funds sold                                     1         5,090
 Securities available for sale                    120,734       136,078
 Securities held to maturity (fair value
  $25,919 in 1999 and $31,151 in 1998)             25,790        30,676
 Mortgage loans held for sale                         305         2,180
 Loans:
    Real estate construction loans                 16,461        12,827
    Real estate mortgage loans                     51,982        48,724
    Commercial and industrial loans               136,698       110,509
    Loans to individuals                           70,176        69,493
                                                 --------       -------

             Total loans                          275,317       241,553

    Less unearned income and deferred fees         (2,047)       (2,296)
                                                 --------       -------
             Loans, net of unearned income and
              deferred fees                       273,270       239,257

    Less allowance for loan losses                 (2,884)       (2,679)
                                                 --------       -------
             Loans, net                           270,386       236,578
                                                 --------       -------
 Bank premises and equipment, net                   7,629         6,657
 Accrued interest receivable                        3,866         3,777
 Other real estate owned, net                         645           628

 Other assets                                       3,774         2,054
                                                 --------       -------
             Total assets                        $445,362       445,166
                                                 ========       =======
 Liabilities and Stockholders' Equity
 Noninterest-bearing demand deposits             $ 53,669        55,479
 Interest-bearing demand deposits                  86,900        84,319
 Savings deposits                                  47,229        46,387
 Time deposits                                    195,195       196,511
                                                 --------       -------

             Total deposits                       382,993       382,696
                                                 --------       -------
 Other borrowed funds                               8,598           214
 Accrued interest payable                             649           647
 Other liabilities                                  1,060           926
                                                 --------       -------
             Total liabilities                    393,300       384,483
                                                 --------       -------
 Common stock subject to ESOP put option            2,182         2,180
                                                 --------       -------



                                      -4-                     (Continued)


 Stockholders' equity:
    Preferred stock of no par value.
     Authorized 5,000,000 shares; none issued
     and outstanding                                  ---           ---
    Common stock of $2.50 par value. Authorized
     5,000,000 shares; issued and outstanding
     3,516,977 shares in 1999 and 3,792,833 in
     1998                                           8,792         9,482
    Retained earnings                              45,218        50,182
    Accumulated other comprehensive income         (1,948)        1,019
    Common stock subject to ESOP put option        (2,182)       (2,180)
                                                 --------       -------
             Total stockholders' equity            49,880        58,503

 Commitments and contingent liabilities
                                                 --------       -------
             Total liabilities and
              stockholders' equity               $445,362       445,166
                                                 ========       =======

                National Bankshares, Inc. and Subsidiaries
        Consolidated Statements of Income and Comprehensive Income
                Three Months Ended June 30, 1999 and 1998
                               (Unaudited)

                                                    June 30,   June 30,
 ($000's, except per share data)                      1999       1998
                                                   =========   =========
 Interest Income
 Interest and fees on loans                         $  5,840      5,443
 Interest on interest-bearing deposits                    54        163
 Interest on federal funds sold                           26        109
 Interest on securities - taxable                      1,729      1,765
 Interest on securities - nontaxable                     521        443
                                                    --------   --------
             Total interest income                     8,170      7,923
                                                    --------   --------
 Interest Expense
 Interest on time deposits of $100,000 or more           580        592
 Interest on other deposits                            2,810      2,863
 Interest on borrowed funds                                2          3
                                                    --------   --------
            Total interest expense                     3,392      3,458
                                                    --------   --------
            Net interest income                        4,778      4,465
 Provision for loan losses                               237         73
                                                    --------   --------
            Net interest income after provision
             for loan losses                           4,541      4,392
                                                    --------   --------
 Noninterest Income
 Service charges on deposit accounts                     347        308
 Other service charges and fees                           65         46
 Credit card fees                                        214        180
 Trust income                                            210        177
 Other income                                             16         43
 Realized securities gains, net                            4         72
                                                    --------   --------
             Total noninterest income                    856        826
                                                    --------   --------
 Noninterest Expense
 Salaries and employee benefits                        1,507      1,459
 Occupancy and furniture and fixtures                    270        245
 Data processing and ATM                                 216        210
 FDIC assessment                                           8          6
 Credit card processing                                  186        163
 Goodwill amortization                                    10         10
 Net costs of other real estate owned                      3        ---
 Other operating expense                                 746        757
                                                    --------   --------
             Total noninterest expense                 2,946      2,850
                                                    --------   --------
 Income before income tax expense                      2,451      2,368
 Income tax expense                                      651        666
                                                    --------   --------

             Net income                                1,800      1,702







                                      -6-                     (Continued)
 Other comprehensive income, net of taxes:
  Unrealized gains (losses) on securities
   available for sale                                 (1,067)       (10)
                                                    --------   --------

             Comprehensive Income                   $    733      1,692
                                                    ========   --------

             Net income per share                   $   0.50       0.45
                                                    ========   ========

                National Bankshares, Inc. and Subsidiaries
        Consolidated Statements of Income and Comprehensive Income
                 Six Months Ended June 30, 1999 and 1998
                               (Unaudited)

                                                    June 30,   June 30,
 ($000's, except per share data)                      1999       1998
                                                   =========   =========
 Interest Income
 Interest and fees on loans                         $ 11,375     10,597
 Interest on interest-bearing deposits                    55        337
 Interest on federal funds sold                          107        178
 Interest on securities - taxable                      3,606      3,514
 Interest on securities - nontaxable                   1,116        868
                                                    --------   --------
             Total interest income                    16,259     15,494
                                                    --------   --------
 Interest Expense
 Interest on time deposits of $100,000 or more         1,246      1,188
 Interest on other deposits                            5,578      5,560
 Interest on borrowed funds                                4          6
                                                    --------   --------
            Total interest expense                     6,828      6,754
                                                    --------   --------
            Net interest income                        9,431      8,740

 Provision for loan losses                               469         94
                                                    --------   --------
            Net interest income after provision
             for loan losses                           8,962      8,646
                                                    --------   --------
 Noninterest Income
 Service charges on deposit accounts                     608        583
 Other service charges and fees                          113         99
 Credit card fees                                        377        318
 Trust income                                            441        353
 Other income                                             59         54
 Realized securities gains, net                           24         85
                                                    --------   --------
             Total noninterest income                  1,622      1,492
                                                    --------   --------
 Noninterest Expense
 Salaries and employee benefits                        3,066      2,858
 Occupancy and furniture and fixtures                    527        491
 Data processing and ATM                                 415        406
 FDIC assessment                                          24         15
 Credit card processing                                  342        291
 Goodwill amortization                                    19         17
 Net costs of other real estate owned                      6         26
 Other operating expense                               1,473      1,442
                                                    --------   --------
             Total noninterest expense                 5,872      5,546
                                                    --------   --------
 Income before income tax expense                      4,712      4,592
 Income tax expense                                    1,233      1,282
                                                    --------   --------

             Net income                                3,479      3,310







                                      -8-                     (Continued)
 Other comprehensive income, net of taxes:
  Unrealized gains (losses) on securities
   available for sale                                 (2,967)        77
                                                    --------   --------

             Comprehensive Income                   $    512      3,387
                                                    ========   --------

             Net income per share                   $   0.94       0.87
                                                    ========   ========

                    National Bankshares, Inc. and Subsidiaries
            Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)




                                                               Common
                                                                Stock
                                                 Accumulated   Subject
                                                    Other      To ESOP
     ($000's, except for per  Common  Retained  Comprehensive    Put
      share data)              Stock  Earnings      Income     Option   Total
                              ======  ========= =============  ======   =====

     Balances, December 31,
      1997                    $9,482    46,191        194      (1,838)  54,029
     Net income                  ---     3,310        ---         ---    3,310
     Unrealized gains
      (losses) on securities
      available for sale,
      net of tax                 ---       ---         77         ---       77
     Dividend ($.36 per
      share)                     ---    (1,365)       ---         ---   (1,365)
     Change in common stock
      subject to ESOP put
      option                     ---       ---        ---        (357)    (357)
                              ------    ------      -----      ------   ------
     Balances, June 30, 1998  $9,482    48,136        271      (2,195)  55,694
                              ======    ======      =====      ======   ======

     Balances, December 31,
      1998                    $9,482    50,182      1,019      (2,180)  58,503
     Net income                  ---     3,479        ---         ---    3,479
     Unrealized gains
      (losses) on securities
      available for sale,
      net of tax (1)             ---       ---     (2,967)        ---   (2,967)
     Dividend ($.39 per
      share)                     ---    (1,372)       ---         ---   (1,372)
     Stock tender offer (2)     (690)   (7,071)       ---         ---   (7,761)
     Change in common stock
      subject to ESOP put
      option                     ---       ---        ---          (2)      (2)
                              ------    ------      -----      ------   ------
     Balances, June 30, 1999  $8,792    45,218     (1,948)     (2,182)  49,880
                              ======    ======      =====      ======   ======

     (1) Net unrealized holding loss for year $(4,448) plus reclassification adjustment of $(47) unrealized gain for quarter and less income tax benefit of $1,528.
     (2) Represents the repurchase of 275,856 shares at $28.00 per share and related expenses.

                    National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                         June 30,   June 30,
    ($000's)                                               1999       1998
                                                         =========  =========
    Cash Flows from Operating Activities
    Net Income                                           $  3,479     3,310
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                            469        94
         Depreciation of bank premises and equipment          431       383
         Amortization of intangibles                           76        68
         Amortization of premiums and accretion of
          discounts, net                                      241        28
         Gains on sales and calls of securities
          available for sale, net                             (24)      ---
         Gains on calls of securities held to
          maturity, net                                        (2)      (85)
         Gains on other real estate owned                     ---       (19)
         (Increase) decrease in:
            Mortgage loans held for sale                    1,875      (459)
            Accrued interest receivable                       (89)     (177)
            Other assets                                     (268)     (477)
         Increase in:
            Accrued interest payable                            2        32
            Other liabilities                                 134       325
                                                          -------   -------
                   Net cash provided by operating
                    activities                              6,324     3,023
                                                          -------   -------
    Cash Flows from Investing Activities

    Net (increase) decrease in federal funds sold           5,089    (3,120)
    Net (increase) decrease in interest-bearing
     deposits                                               7,027    (6,180)
    Proceeds from calls and maturities of securities
     available for sale                                    21,376    14,936
    Proceeds from sales of securities available for
     sale                                                   1,218       ---
    Proceeds from calls and maturities of securities
     held to maturity                                       4,870    23,775
    Purchases of securities available for sale            (11,944)  (37,747)
    Purchases of loan participations                       (4,688)   (2,910)
    Collections of loan participations                      7,209     3,853
    Net increase in loans made to customers               (36,855)  (15,159)
    Proceeds from disposal of other real estate owned         ---       194
    Recoveries on loans charged off                            40       205
    Bank premises and equipment expenditures               (1,408)     (553)
    Proceeds from disposal of fixed assets                      5       ---
                                                          -------   -------
                  Net cash used in investing
                   activities                              (8,061)  (22,706)
                                                          -------   -------




                                       -11-                   (Continued)

    Cash Flows from Financing Activities

    Deposits assumed, net of premium paid                     ---     7,025
    Net increase (decrease) in time deposits               (1,316)    5,541
    Net increase in other deposits                          1,613     7,401
    Net increase (decrease) in other borrowed funds         8,384        (7)
    Dividend paid                                          (1,372)   (1,365)
    Repurchase of common stock                             (7,761)      ---
                                                          -------   -------
                  Net cash provided by (used in)
                   financing activities                      (452)   18,595
                                                          -------   -------
    Net decrease in cash and due from banks                (2,189)   (1,088)
    Cash and due from banks at beginning of period         14,421    12,435
                                                          -------   -------
    Cash and due from banks at end of period              $12,232    11,347
                                                          =======   =======
    Supplemental Disclosure of Cash Flow Information

    Cash paid for interest                                $ 6,826     6,722
                                                          =======   =======
    Cash paid for income taxes                            $ 1,410     1,233
                                                          =======   =======
    Loans charged to the allowance for loan losses        $   304       193
                                                          =======   =======
    Loans transferred to other real estate owned          $    17        40
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

Results of Operations - for the six months ended June 30, 1999
----------------------------------------------------------------

     Net income for the six months ended June 30, 1999 was $3,479,000 which represents an increase of $169,000 or 5.11% over the first six months of 1998. The return on average assets for the six months ended June 30, 1999 was 1.58% and 1.63% as of June 30, 1998. The return on average equity was 11.84% for the period ended June 30, 1999 and 11.75% as of June 30, 1998.

     Earnings per share for the period ending June 30, 1999 was $0.94 per share, an increase of $0.07 per share over the same period in 1998.

The following table provides selected consolidated data.

                                       June 30,            December 31,

  ($000's, except per share and      1999     1998       1998         1997
   percent data)                    ======   ======  ============ ============

  Interest income                  $16,259   15,494      31,828      29,797
  Interest expense                   6,828    6,754      13,928      13,106
  Net interest income                9,431    8,740      17,900      16,691
  Provision for loan losses            469       94         624         435
  Noninterest income                 1,622    1,492       3,174       2,834
  Noninterest expense                5,872    5,546      11,061      10,031
  Income taxes                       1,233    1,282       2,591       2,499
  Net income                       $ 3,479    3,310       6,798       6,560
  Return on average assets            1.58%    1.63%       1.61%       1.66%
  Return on average equity (1)       11.84%   11.75%      11.66%      12.21%
  Basic net income per share       $   .94      .87        1.79        1.73
  Book value per share (1)         $ 14.80    15.26       16.00       14.73

(1) Includes amount related to common stock subject to ESOP put option excluded from stockholders' equity on the Consolidated Balance Sheets.

Net Interest Income
-------------------

     Net interest income at the end of the first six months of 1999 was $9,431,000, an increase of $691,000 or 7.91% over the same period in 1998.

     The net interest margin is one of the primary ratios used by banks to measure net interest income. The net interest margin is composed of the yield on earning assets on a fully tax equivalent basis less the cost to fund earning assets. The funding cost factors in interest bearing deposits as well as capital and demand deposits. The following table sets forth the Company's net interest margin for the period specified.

                                     June 30,               December 31,
                                 1999        1998        1998         1997
                               ---------  ---------  ------------ ------------
  Yield on earning assets         8.10%       8.35%        8.25%         8.24%
  Cost to fund earning assets     3.26%       3.52%        3.50%         3.50%
                               --------    -------      -------       -------
  Net interest margin             4.84%       4.83%        4.75%         4.74%
                               ========    =======      =======       =======

     A second measure of net interest income is the net interest spread. The ratio consists of the yield on earning assets on a fully tax equivalent basis less the cost of interest bearing liabilities. It does not reflect the benefit received from "free funds" provided by demand deposits and capital. The following table sets forth the company's net interest spread for the periods shown.


                                     June 30,               December 31,
                                 1999        1998        1998         1997
                              ---------   ---------  ------------ ------------

  Yield on earning assets        8.10%        8.35%        8.25%         8.24%
  Cost of interest-bearing
   liabilities                   4.18%        4.50%        4.48%         4.43%
                             --------      -------      -------       -------
  Net interest spread            3.92%        3.85%        3.77%         3.81%
                             ========      =======      =======       =======

     As can be seen by the table shown above, the yield on earning assets for the six months ended June 30, 1999 has declined by fifteen basis points from the year-ended 1998. The cost to fund earning assets declined by twenty-four basis points. These elements combined to produce a nine basis point improvement in the net interest margin.

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

                                            For the periods ended
                                      June 30,             December 31,
                                    1999     1998       1998         1997
($000's, except for % data)      ========= ========== ==========  ==========

Balance at beginning of period   $  2,679     2,438       2,438       2,575
Provision for loan losses             469        94         624         435
Loans charged off                    (304)     (193)       (638)       (679)
Recoveries                             40       205         255         107
                                 --------  --------   ---------   ---------
Balance at the end of period     $  2,884     2,544       2,679       2,438
                                 ========  ========   =========   =========
Ratio of allowance for loan
losses to end of period loans,
net of unearned income and
deferred fees                        1.06%     1.10%       1.12%       1.12%
                                 ========  ========   =========   =========
Ratio of net charge-offs
(recoveries) to average loans,
net of unearned income and
deferred fees(1)                      .21%    (.01)%        .17%        .23%
                                 ========  ========   =========   =========
Ratio of allowance for loan
losses to nonperforming
loans(2)                         1,802.50% 6,204.88%   9,567.86%   2,802.30%
                                 ========  ========   =========   =========
(1)  Net charge-offs are on an annualized basis.
(2)  The   Company  defines   nonperforming  loans   as  total   nonaccrual and
     restructured  loans.    Loans  90  days past  due  and  still accruing are
     excluded.

                                          June 30,           December 31,
  ($000's, except for % data)          1999     1998       1998        1997
                                     ======== ========   ========    ========

  Nonperforming Assets

   Nonaccrual loans                  $  160       42          28            87
   Restructured loans                   ---      ---         ---           ---
                                     ------   ------      ------        ------

       Total nonperforming loans        160       42          28            87

   Foreclosed property                  645      286         628           421
                                     ------   ------      ------        ------
       Total nonperforming assets    $  805      328         656           508
                                     ======   ======      ======        ======
   Ratio of nonperforming assets to
    loans, net of unearned income and
    deferred fees, plus other real
    estate owned                        .29%     .14%        .27%          .23%
                                     ======   ======      ======        ======

  Accruing Loans Past Due 90 Days or More
  ---------------------------------------
   Past due 90 days or more and
    still accruing                   $2,484      962         550           672
                                     ======   ======      ======        ======

   Ratio of loans past due 90 days or
    more to loans, net of unearned
    income and deferred fees            .91%     .42%        .23%          .31%
                                     ======   ======      ======        ======
  Impaired Loans
  --------------

   Total impaired loans              $  265      572         373           177
                                     ======   ======      ======        ======
   Impaired loans with a
    valuation allowance                 145      284         145            53
   Valuation allowance                 (145)     (52)       (145)          (53)
                                     ------   ------      ------        ------
   Impaired loans net of allowance   $  ---      232         ---           ---
                                     ======   ======      ======        ======
   Impaired loans with no
    valuation allowance              $  120      288         228           124
                                     ======   ======      ======        ======
   Average recorded investment
    in impaired loans                $  302      279         387           458
                                     ======   ======      ======        ======
   Income recognized on impaired
    loans                            $    7       26          32            23
                                     ======   ======      ======        ======
   Amount of income recognized
    on a cash basis                  $  ---      ---         ---            12
                                     ======   ======      ======        ======

     As can be seen by the preceding table, the provision for loan losses was $469,000 for the period ending June 30, 1999, up $375,000 over the same period the prior year. The ratio of the allowance for loan losses to loans net of unearned income declined by four basis points. The net charge-offs ratio at period-end was .21%.

     It should be noted that loans past due 90 days or more have increased when compared to prior period data. As mentioned in the Company's 1998 Form 10-K, the Company has two additional credits totaling approximately $1.7 million which are experiencing collection problems. These loans are 90 days or more past due at June 30, 1999. Management believes, at present, that these credits can be recovered without loss. At June 30, 1999 both loans were on an accrual basis.

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

     Noninterest income for the period ended June 30, 1999 was $1,622,000, an increase of $130,000 or 8.71% over the same period in 1998.

     Service charges on deposit accounts were $608,000 at June 30, 1999, an increase of $25,000 or 4.29% from the same period in 1998. This was primarily due to an increase in the volume of return checks and overdraft fees and enhanced collection efforts.

     Other service charges increased by $14,000 when June 30, 1999 and 1998 are compared.

     Credit card fees increased by $59,000 or 18.55% when the first six months of 1999 and 1998 are compared. Continued growth in volume was the primary cause of this increase.

     Trust income increased by 24.93% when compared to the first six months of 1998. Trust income is dependent on market conditions as well as the types of accounts being handled at any given point in time. The level of estate business, for example, cannot be predicted with any degree of preciseness.

     Other income, which is comprised of various miscellaneous types of income, increased by $5,000 for the first six months of 1999. Included in other income in 1999 was approximately $12,000 which represented a recovery of principal for a bond charged-off in prior year.

     Net securities gains and losses decreased $61,000 when 1999 and 1998 are compared. The income in this category reflects gains and losses on securities called prior to maturity.

Noninterest Expense
-------------------

     Noninterest expenses for the first six months of 1999 were $5,872,000, an increase of $326,000 or 5.88% over the first six months of 1998.

     Salaries and fringe benefits were $3,066,000 at the end of the first six months of 1999. This represents an increase of $208,000 or 7.28% over the first six months of 1998. A portion of this increase was due to the acquisition of the Galax branch. This facility was acquired in the second quarter of 1998. Accordingly, 1998 data contains only a small amount of salaries expense associated with the acquisition. The remainder of the increase was due to normal merit increases and other personnel related costs.

     Occupancy expenses increased by  $36,000 or 7.33% when the first six months
of 1999  and 1998 are compared.   Acquisition of the  previously mentioned Galax
Branch contributed to this increase.

     Data processing expense increased by $9,000 or 2.22%.

     Credit card expense increased by $51,000 or 17.53% in the first six months of 1999. Increases in overall volume also contributed to this increase. Included in the category was approximately $4,000 in expense related to the reissuance of debit cards. The next scheduled reissuance will be in four years.

     Other  expenses at  June  30, 1999  were  $1,473,000, which  represents  an increase of $31,000 or 2.15% over the same period in 1998. Other expenses include various types of costs. Examples of expense accounts included are telephone, franchise taxes, stationary and supplies, market expense, correspondent charges and numerous others. Some expenses included in this area represent accrued expense for anticipated expenditures, while others are on a cash or pay as incurred basis. Some categories are within management's ability to control while others can only be controlled to a degree.

Balance Sheet
-------------

The following table sets forth selected consolidated balance sheet data.

                                    June 30,              December 31,
                                1999        1998        1998         1997
                              =========  =========  ============ ============
($000's)
Selected Period-End Data
------------------------

Loans, net                    $270,386    228,429     236,578        214,552
Total Securities               146,524    149,188     166,754        149,974
Total Assets                   445,362    425,480     445,166        402,907
Total Deposits                 382,993    365,068     382,696        344,867
Stockholders' Equity            49,880     55,694      58,503         54,029

Selected Daily Averages Data
----------------------------

Loans, net                    $250,981    220,437     225,613        204,540
Total securities               160,418    146,456     152,432        157,179
Interest-earning assets        421,317    386,664     398,340        374,478
Total assets                   444,256    408,837     420,988        395,932
Total deposits                 382,576    349,106     359,970        339,439
Interest-bearing liabilities   328,696    302,392     310,634        295,565
Stockholders' equity            57,093     54,821      58,282         53,712

     Total average assets at June 30, 1999 were $444,256,000, an increase of $35,419,000 or 8.66% from June 30, 1998. A portion of this increase was due to the acquisition of the Galax branch in the second quarter of 1998. The Company also continues to experience satisfactory growth in deposits from nonacquisition related sources.

     A comparison of the loan portfolio at June 30, 1999 and 1998 indicates that construction and commercial loans have experienced the greatest increase followed by real estate and loans to individuals which have grown only slightly as part of total loans.

     The following table sets forth selected balance sheet caption as a percentage of total assets at the dates shown.

                                     June 30,             December 31,
                                 1999       1998        1998        1997
                               ========= =========  ============ ============

Assets
------

Interest bearing-deposits          ---       3.74%       1.58%        2.41%
Federal funds sold                 ---       1.74%       1.14%        1.07%
Securities available for sale    27.11%     20.80%      30.57%       16.28%
Securities held to maturity       5.79%     14.26%       6.89%       20.95%
Mortgage loans held for sale       .07%       .20%        .49%         .10%
Real estate construction
 loans                            3.70%      2.73%       2.88%        2.11%
Real estate mortgage loans       11.67%     10.89%      10.95%       10.66%
Commercial and industrial
 loans                           30.69%     24.91%      24.82%       25.16%
Loans to individuals             15.76%     16.35%      15.61%       16.54%

Liabilities
-----------

Noninterest-bearing demand
 deposits                        12.05%     11.84%      12.46%       11.19%
Interest-bearing demand
 deposits                        19.51%     19.11%      18.94%       19.33%
Savings deposits                 10.60%     11.26%      10.42%       11.61%
Time deposit                     43.83%     43.59%      44.14%       43.47%
Other borrowed funds              1.93%       .11%        .05%         .12%


     At present the Company is relying on short-term borrowings for liquidity. It is anticipated that this condition will be resolved through securities portfolio maturities and/or calls. While the procurement of additional deposits remains an option, increased interest expense would likely result, as interest rates would have to increase to attract new deposits.

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

Liquidity
---------

     Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. Net cash provided by operating activities was $6,324,000 for the six months ended June 30, 1999. Net cash used in investing activities was $8,061,000 with the majority of that cash invested in securities and loans. Net cash used in financing activities was $452,000. Net cash decreased $2,189,000 from December 31, 1998.

     During the first half of 1999 the Company repurchased 275,856 of its common shares at $28.00 per share. Cash used for the purchase and related expenses was $7,761,000.

     The Company actively manages its liquidity position through its investing activities. In addition, securities with a remaining maturity of less than one year totaled $28,573,000. Liquidity is also managed through the management of deposit liabilities, in particular, volatile funds such as time deposits over $100,000. The amount of such deposits is largely dependent on the rate of interest offered. The Company had approximately $35,758,000 in such deposits due within twelve months. Other types of deposits such as interest-bearing demand, savings and time deposits less than $100,000 are less volatile and less rate dependent historically.

     Short-term liquidity needs can also be satisfied by way of credit facilities established with correspondent banks, the Federal Home Loan Bank and Federal Reserve. Longer term borrowings, if necessary, can be obtained through the Federal Home Loan Bank.

     NBB is in process of constructing a new building which is expected to be completed in the third quarter. This facility will provide additional office space to replace existing leased properties and also add a branch facility. This project is not expected to have a material impact on the Company's liquidity.

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

Capital Resources
-----------------

     Total stockholders' equity decreased $8,623,000 or 14.74% from December 31, 1998. During the first six months of 1999, retained earnings decreased by $4,964,000. Retained earnings experienced this net decrease due to the payment of a dividend ($1,372,000), the repurchase of 275,856 shares of common stock ($7,071,000) offset by earnings of $3,479,000. Accumulated comprehensive income decreased stockholders' equity by $2,967,000. This category is comprised solely of changes in the net unrealized gains (losses) on securities available for sale. Common stock subject to put option increased by $2,000. The common stock subject to put option is affected by the current market price of the Company's common stock as well as the number of shares outstanding.

     The following table sets forth the various ratios by which bank capital is measured. The Company and its subsidiaries continue to be well capitalized.

                                       June 30,             December 31,
                                   1999       1998       1998         1997
                                 ========= =========  ==========  ============
  Consolidated Capital Ratios
  ---------------------------
   Total capital (to risk
    weighted assets)              18.7%         22.6%     22.4%       23.3%

   Tier 1 Capital (to risk
    weighted assets)              17.8%         21.6%     21.5%       22.3%

   Tier 1 capital (to average
    assets, leverage ratio)       11.9%         13.6%     13.4%       13.7%


Tender Offer
------------

     On March 15, 1999, the Company announced a stock tender offer. The Company sought to repurchase 200,000 shares, but reserved the right to purchase an additional two percent of its outstanding shares of common stock. The tender off closed on April 30, 1999. The offer resulted in the repurchase of 275,856 shares. The Company's Form 13E-4 filed March 15, 1999, amended 13E-4 filed March 31, 1999 and the Final Amendment filed May 24, 1999 are incorporated herein.

Selected Affiliate Bank Data
----------------------------

     The following table sets forth selected data for NBB and BTC:

                                                June 30, 1999
                                               --------------
      (000's, except for % data)           NBB                 BTC
                                           ---                 ---
      Assets                             $269,957             172,946
      Deposits                            237,901             145,130
      Shareholders Equity                  25,670              23,918
      Net Income                            2,351               1,099
      Return on Average Assets               1.78%               1.26%
      Return on Average Equity              15.96%               8.20%
      Tier 1 Capital Rates                  12.90%              25.10%
      Total Risk Based Capital
       Rates                                13.80%              26.00%
      Tier 1 Leverage Ratio                  9.50%              14.20%

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

     Contingency plans have been drafted by NBB and BTC to 1) identify alternatives if mission critical applications do not meet the banks' readiness plan, and 2) develop a course of action to assure business continuity in the event there are system failures on critical dates. Both institutions are providing their Boards of Directors with regular reports on Y2K initiatives and preparedness, and both Boards have approved bank contingency plans.

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

Results of Operations for the Three Months Ended June 30, 1999
--------------------------------------------------------------

     Net Income for the second quarter of 1999 was $1,800,000 which represents an increase of $98,000 or 5.76% over the second quarter of 1998.

     The return on average assets for the quarter-ended June 30, 1999 and June 30, 1998 was 1.61% and 1.64%, respectively. The return on average equity for the second quarter of 1999 was 12.62% and 11.94% for the second quarter of 1998.

     Earnings per share for the second quarter of 1999 was $0.50 an increase of $0.05 over the second quarter in 1998.

     The following table sets forth selected quarterly consolidated data.

                                           For the Quarter-Ended
                                           ---------------------
  ($000's, except per
   share of percent and per    June 30,    June 30,                 Percent %
   share data)                   1999        1998    $ Difference  Difference
                               --------    --------  ------------  ----------

  Interest income               $ 8,170     7,923           247       3.12%
  Interest expense                3,392     3,458           (66)     (1.91%)
  Net interest income             4,778     4,465           313        7.01%
  Provision for loan loss           237        73           164      224.66%
  Noninterest income                856       826            30        3.63%
  Noninterest expense             2,946     2,850            96        3.37%
  Income taxes                      651       666            15        2.25%
  Net income                      1,800     1,702            98        5.76%
  Return on average assets      $  1.61      1.64%          ---         ---
  Return on average equity        12.62%    11.94%          ---         ---
  Basic net income per share     $  .50       .45           ---         ---


Net Interest Income
-------------------

     Net interest income for the second quarter of 1999 was $4,778,000 an increase of $313,000 over the second quarter of 1998. The principal cause of this net increase was loan volume.

Provision for Loan Losses
-------------------------

     The  provision for loan losses for the second quarter was $237,000 compared
to $73,000  in 1999.   As previously  mentioned, it  is expected that  bad debts
expense will continue to increase in 1999 due to loan growth and losses.

Noninterest Income
------------------

     Noninterest income for the second quarter of 1999 was $856,000, an increase of $30,000 or 3.63% over the same period last year. While most categories experienced increases, securities gains and losses declined substantially. Such gains and losses are dependent primarily on securities with call features. The security of these calls are dependent on the rate environment at the time.

Noninterest Expense
-------------------

     Noninterest expense for the quarter ended June 30, 1999 were $2,946,000, an increase of $96,000 or 3.37% over the same period in 1998. The largest increase was in the salaries and employee benefits area.

Balance Sheet
-------------

     The following table sets forth selected consolidated quarterly averages.

                                             Quarterly Averages for the
                                                 Second Quarter of
                                             --------------------------

       (In 000's)                             1999                1998
                                              ----                ----

       Loans, net                           $260,743            225,666
       Total securities                      153,227            148,596
       Total assets                          447,683            416,415
       Total deposits                        385,610            356,440
       Stockholders' equity                   57,361             57,107


     Total average quarterly assets for the three months ended June 30, 1999 were $447,683,000 an increase of $31,268,000 or 7.51% over the second quarter of 1998. Total deposits increased $29,170,000 or 8.18% when the two periods are compared. As can be seen by the table above the majority of the growth was in lending activities. The securities portfolio increased slightly.

Banking Terms


Basis   Point    -    a     deposits    in    other      Net Interest  Margin  -
measure-ment       unit     banks.                       net  taxable-equivalent
defined      as     one                                  interest income divided
hundredth     of    one     Earnings   Per   Share-      by    average   earning
percent;   it   usually     Basic  -   net  income,      assets.
refers  to  an interest     reduced by dividends on
rate.                       preferred        stock,      Nonperforming  Assets -
                            divided by the weighted      the  sum  of  loans  on
Book Value  Per Share -     average    number    of      which  interest  income
the value of a share of     common           shares      is not  being  accrued,
common stock determined     outstanding    in   the      restructured  loans  on
b y     d i v i d i n g     period.                      which    the   interest
shareholders' equity at                                  rates   or   terms   of
the  end  of  a period,     Equity   Capital/Share-      repayment   have   been
excluding     preferred     holders'  Equity   -  a      materially  revised and
stock, by the number of     balance   sheet  amount      real  estate  that  has
common           shares     that   represents   the      been  acquired  through
outstanding at  the end     total investment in the      foreclosure.
of the same period.         corporation  by holders
                            of common and preferred      Rate-Sensitive  Assets/
Core Deposits  - demand     stock;    it   includes      Liabilities  -  earning
deposits,       savings     amounts  added  through      assets   and  interest-
accounts,      interest     the     retention    of      bearing     liabilities
checking      accounts,     earnings.                    that can be repriced or
insured   money  market                                  replaced at a different
a c c o u n t s   a n d     Interest-Bearing             interest rate, within a
certificates of deposit     Liabil-ities - deposits      specific period, due to
under $100,000.    This     and borrowed  funds  on      rate     changes     or
is a more stable source     which  the  corporation      maturity.
of  funds   than  funds     pays interest; includes
purchased on the  basis     interest       checking      Return    on    Average
of rate only.               accounts,  money market      Assets   (ROA)   -  net
                            accounts,  certificates      income as  a percentage
Cost   of    Funds    -     of  deposit, short-term      of     average    total
interest   on  deposits     borrowings   and  long-      assets.   It is  a  key
and    borrowed   funds     term debt.                   profitability     ratio
divided by the  average                                  that    indicates   how
balance of such funds.      Leverage        Capital      effectively a  bank has
                            Ratio  -  the  total of      used      its     total
Comprehensive  Income -     Tier  1  capital   less      resources.
net  income   plus  the     certain      intangible
change   in  unrealized     assets      such     as      Return    on    Average
gains and  losses,  net     goodwill,   divided  by      Equity  (ROE)   -   net
of  tax,  plus  certain     quarterly       average      income as  a percentage
reclassification            assets.        A    key      of     total    average
adjustments          on     regulatory      capital      shareholders'   equity.
securities    available     requirement   with  the      Provides  a  measure of
for   sale    for   the     minimum  amount allowed      how    productively   a
period.                     of 4%.                       bank's equity has  been
                                                         employed.
Earning Assets  - loans     Net  Interest  Income -
(net     of    unearned     the  difference between      Risk-Based Assets  -  a
income),     investment     income   from   earning      regulatory   method  of
securities,       money     assets   and   interest      classifying      assets
market  investments and     paid  on  deposits  and      based      on     their
interest-bearing            borrowed funds.              potential risk of loss,
used   in   calculating     mixes  of  taxable  and
various capital ratios.     tax-exempt assets.
Assets  are  classified
in    one    of    four     Tier 1 Risk-Based Capi-
categories        based     tal   Ratio   -  common
primarily   on   credit     shareholders'    equity
risk and  are  adjusted     less certain intangible
to reflect the relative     assets,     such     as
riskiness    of    that     goodwill,   divided  by
category.                   risk-based      assets.
                            Current      regulatory
Securities    Available     minimum  requires  that
for Sale  -  securities     at least a  4% ratio be
that  will be  held for     maintained.
indefinite  periods  of
time  and  that  may be     Total        Risk-Based
sold  as  part  of  the     Capital  Ratio  - total
bank's  asset/liability     capital    divided   by
strategy.         These     risk-based      assets.
securities are recorded     Total  capital consists
at their current market     of common shareholders'
value  rather  than  at     equity,  the  allowance
their        historical     for     loan    losses,
amortized cost.             certain  components  of
                            nonpermanent  preferred
Securities    Held   to     stock  and subordinated
Maturity  -  securities     debt    less    certain
that  the bank  has the     intangible assets, such
ability and  the intent     as  goodwill.   Current
to  hold  to  maturity.     regulatory      minimum
These   securities  are     requires that at  least
recorded    at    their     an    8%    ratio    be
original cost, adjusted     maintained.
for   amortization   of
premium   or   discount     Yield on Earning Assets
accretion.                  -     total    taxable-
                            equivalent     interest
Spread or Interest-Rate     income dividend  by the
Differential    -   the     average    balance   of
difference  between the     earnings assets.
average  interest rates
received   on   earning
assets and the  average
interest rates paid for
interest-bearing
liabilities.

Taxable-Equivalent  In-
come -  income that has
been     adjusted    by
increasing   tax-exempt
interest income  to  an
equivalent       pretax
amount    of    taxable
income.            This
adjustment       allows
corporations to compare
the   effective  pretax
yields   on   different

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Derivatives

     The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, collateralized mortgage obligations, structured notes and other similar instruments which are included in securities available for sale and securities held to maturity. The fair value of these investments at June 30, 1999 approximated $6,592,000.

Interest Rate Sensitivity

     The Company's securities and loans and its deposits are subject to interest rate risk. The Company's profitability in the near term may temporarily be affected, either positively by a falling interest rate scenario or negatively by a period of rising rates. The table below sets forth, as of June 30, 1999, the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap. The table sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contracted terms.

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

   (In $000's, except
    for ratios)          <3 Months   6 Months  12 Months 1-5 Years  >5 Years
                         =========   ========  ========= =========  ========
   Interest-earning
    assets              $   62,525     23,710    41,558    150,939   141,368
   Interest-bearing
    liabilities            189,224     33,109    74,394     41,195       ---
                         ---------   --------  --------   --------  --------
   Gap                    (126,699)    (9,399)  (32,836)   109,744   141,368
                         =========   ========  ========   ========  ========
   Cumulative gap        $(126,699)  (136,098) (168,934)   (59,190)   82,178
                         =========   ========  ========   ========  ========
   Cumulative gap ratio        .33        .39       .43        .82      1.24
                         =========   ========  ========   ========  ========

     The Company also uses simulation analysis to forecast its balance sheet and monitor interest rate sensitivity. One test used by the Company is shock analysis, which measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock of 100, 200, and 300 basis points and the effects on net income and return on average assets and return on average equity at June 30, 1999.

        ($000's, except for percent data)

                                        Return on          Return on
         Rate Shift    Net Income     Average Equity     Average Assets
         ==========    ==========     ==============     ==============

              300           $5,067              8.81%              1.06%
              200            5,939             10.48%              1.27%
              100            6,805             12.10%              1.48%
           (-)100            8,986             16.07%              2.02%
           (-)200            9,842             17.52%              2.23%
           (-)300            9,963             17.73%              2.25%


     Simulation analysis allows the Company to test asset and liability management strategies under rising and falling rate conditions. As a part of simulation process, certain estimates and assumptions must be made dealing with, but not limited to, asset growth, the mix of assets and liabilities, rate environment, and local and national economic conditions. Asset growth and the mix of assets can to a degree be influenced by management. Other areas such as the rate environment and economic factors cannot be controlled. For this reason actual results may vary materially from any particular forecast or shock analysis.

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

              None for the three months ended
              June 30, 1999.

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 27 - Financial Data Schedule

              (b) Reports on Form 8-K  filed during the three months  ended June
                  30, 1999:

                  --     Tender offer results as of May 3, 1999

                  --     Tender offer results as of May 24, 1999

                  The aforementioned Form 8-K's are incorporated by reference.

                  National Bankshares, Inc. and Subsidiaries

                                 Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            National Bankshares, Inc.
                                  (Registrant)








   Date:  August 3, 1999      /s/James G. Rakes
          --------------      -------------------------------------
                              James G. Rakes, Chairman
                              President and Chief Executive Officer





   Date:  August 2, 1999      /s/J. Robert Buchanan
          --------------      -------------------------------------
                              J. Robert Buchanan, Treasurer
                              (principal financial officer)