Form 10-Q
period 1999-09-30
NATIONAL BANKSHARES INC
filed 1999-11-15
CIK 796534

United States
                       Securities and Exchange Commission
                            Washington, D. C.  20549

                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended                          Commission File Number:
September 30, 1999                                                     0-15204


                           National Bankshares, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Virginia                                                      54-1375874
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


100 South Main Street
P.O. Box 90002
Blacksburg, Virginia                                                 24062-9002
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)              (540)552-2011
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


               Yes     X           No
                     -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                Outstanding at November 8, 1999
-------------------------------               ---------------------------------
Common Stock, $2.50 Par Value                             3,516,977





                        (This report contains 36 pages)
                   National Bankshares, Inc. and Subsidiaries

                                   Form 10-Q

                                     Index




                                                                        Page
                                                                        ----

Part I    Financial Information
----------------------------------------

     Item 1 - Financial Statements

          Consolidated Balance Sheets, September 30, 1999
           and December 31, 1998                                         3-4

          Consolidated Statements of Income and
           Comprehensive Income, Three Months Ended
           September 30, 1999 and 1998                                   5-6

          Consolidated Statements of Income and
           Comprehensive Income, Nine Months Ended
           September 30, 1999 and 1998                                   7-8

          Consolidated Statements of Changes in
           Stockholders' Equity, Nine Months Ended
           September 30, 1999 and 1998                                    9

          Consolidated Statements of Cash Flows,
           Nine Months Ended September 30, 1999 and 1998                10-11


     Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 18-29


     Item 3 - Quantitative and Qualitative Disclosures About
          Market Risk                                                   32-34

Part II   Other Information
----------------------------

     Items 1 - 3 - Legal Proceedings; Changes in
          Securities and Use of Proceeds;
          Defaults Upon Senior Securities                                35

     Item  4 - Submission of Matters to a Vote of
          Security Holders                                               35

     Item  5 - Other Information                                         35

     Item  6 - Exhibits and Reports on Form 8-K                          35

Signatures                                                               36
----------

                National Bankshares, Inc. and Subsidiaries
                       Consolidated Balance Sheets
                 September 30, 1999 and December 31, 1998
                               (Unaudited)

                                              September 30,   December 31,
($000's, except share and per share data)          1999           1998
                                              =============   ============
ASSETS
Cash and due from banks                           $ 11,899        14,421
Interest-bearing deposits                            7,320         7,027
Federal funds sold                                     150         5,090
Securities available for sale                      117,274       136,078
Securities held to maturity (fair value
 $25,157 in 1999 and $31,151 in 1998)               25,185        30,676
Mortgage loans held for sale                           570         2,180
Loans:
   Real estate construction loans                   17,451        12,827
   Real estate mortgage loans                       55,180        48,724
   Commercial and industrial loans                 142,866       110,509
   Loans to individuals                             73,155        69,493
                                                  --------       -------
            Total loans                            288,652       241,553

   Less unearned income and deferred fees           (2,023)       (2,296)
                                                  --------       -------
            Loans, net of unearned income
             and deferred fees                     286,629       239,257

   Less allowance for loan losses                   (2,918)       (2,679)
                                                  --------       -------
            Loans, net                             283,711       236,578
                                                  --------       -------
Bank premises and equipment, net                     8,370         6,657
Accrued interest receivable                          3,963         3,777
Other real estate owned, net                           340           628
Other assets                                         3,891         2,054
                                                  --------       -------
            Total assets                          $462,673       445,166
                                                  ========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits               $ 57,487        55,479
Interest-bearing demand deposits                    83,001        84,319
Savings deposits                                    47,012        46,387
Time deposits                                      219,485       196,511
                                                  --------       -------

            Total deposits                         406,985       382,696
                                                  --------       -------
Other borrowed funds                                   559           214
Accrued interest payable                               692           647
Other liabilities                                    1,113           926
                                                  --------       -------
            Total liabilities                      409,349       384,483
                                                  --------       -------
Common stock subject to ESOP put option              2,182         2,180
                                                  --------       -------



                                      -3-                    (Continued)


Stockholders' equity:
   Preferred stock of no par value.
    Authorized 5,000,000 shares; none issued
    and outstanding                                    ---           ---
   Common stock of $2.50 par value.
    Authorized 5,000,000 shares; issued and
    outstanding 3,516,977 shares in 1999 and
    3,792,833 in 1998                                8,792         9,482
   Retained earnings                                47,022        50,182
   Accumulated other comprehensive income
    (loss)                                          (2,490)        1,019
   Common stock subject to ESOP put option          (2,182)       (2,180)
                                                  --------       -------
            Total stockholders' equity              51,142        58,503

Commitments and contingent liabilities
                                                  --------       -------
            Total liabilities and
             stockholders' equity                 $462,673       445,166
                                                  ========       =======

                National Bankshares, Inc. and Subsidiaries
        Consolidated Statements of Income and Comprehensive Income
              Three Months Ended September 30, 1999 and 1998
                               (Unaudited)

                                               September 30,   September 30,
($000's, except per share data)                    1999             1998
                                               =============   =============
INTEREST INCOME
Interest and fees on loans                         $  6,237          5,532
Interest on interest-bearing deposits                   ---            207
Interest on federal funds sold                          ---             99
Interest on securities - taxable                      1,597          1,820
Interest on securities - nontaxable                     582            492
                                                 ----------      ---------
            Total interest income                     8,416          8,150
                                                 ----------      ---------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more           600            625
Interest on other deposits                            2,830          2,961
Interest on borrowed funds                               76              4
                                                 ----------      ---------
           Total interest expense                     3,506          3,590
                                                 ----------      ---------
           Net interest income                        4,910          4,560

Provision for loan losses                               371            225
                                                 ----------      ---------
           Net interest income after provision
            for loan losses                           4,539          4,335
                                                 ----------      ---------
NONINTEREST INCOME
Service charges on deposit accounts                     391            295
Other service charges and fees                           72             54
Credit card fees                                        216            170
Trust income                                            277            212
Other income                                            ---              9
Realized securities gains, net                          ---             14
                                                 ----------      ---------
            Total noninterest income                    956            754
                                                 ----------      ---------
NONINTEREST EXPENSE
Salaries and employee benefits                        1,486          1,460
Occupancy and furniture and fixtures                    313            250
Data processing and ATM                                 242            197
FDIC assessment                                          12             17
Credit card processing                                  196            155
Goodwill amortization                                     9              9
Net costs of other real estate owned                     18            ---
Other operating expense                                 749            692
                                                 ----------      ---------
            Total noninterest expense                 3,025          2,780
                                                 ----------      ---------
Income before income tax expense                      2,470          2,309
Income tax expense                                      666            638
                                                 ----------      ---------

            Net income                                1,804          1,671







                                      -5-                    (Continued)
Other comprehensive income (loss), net of
 taxes:
 Unrealized gains (losses) on securities
  available for sale                                   (542)         691
                                                 ----------    ---------

            Comprehensive Income                 $    1,262        2,362
                                                 ==========    =========

            Net income per share                 $     0.51         0.44
                                                 ==========    =========
            Weighted average number of common
             shares outstanding                   3,516,977    3,792,833
                                                 ==========    =========

               National Bankshares, Inc. and Subsidiaries
       Consolidated Statements of Income and Comprehensive Income
              Nine Months Ended September 30, 1999 and 1998
                               (Unaudited)

                                              September 30,   September 30,
($000's, except per share data)                    1999            1998
                                              =============   =============
INTEREST INCOME
Interest and fees on loans                        $ 17,612         16,129
Interest on interest-bearing deposits                   77            544
Interest on federal funds sold                          11            277
Interest on securities - taxable                     5,203          5,334
Interest on securities - nontaxable                  1,698          1,360
                                                ----------      ---------
            Total interest income                   24,601         23,644
                                                ----------      ---------
INTEREST EXPENSE
Interest on time deposits of $100,000 or more        1,846          1,813
Interest on other deposits                           8,408          8,521
Interest on borrowed funds                               6             10
                                                ----------      ---------
           Total interest expense                   10,260         10,344
                                                ----------      ---------
           Net interest income                      14,341         13,300
Provision for loan losses                              840            319
                                                ----------      ---------
           Net interest income after
            provision for loan losses               13,501         12,981
                                                ----------      ---------
NONINTEREST INCOME
Service charges on deposit accounts                    999            878
Other service charges and fees                         186            153
Credit card fees                                       594            488
Trust income                                           718            565
Other income                                            57             63
Realized securities gains, net                          24             99
                                                ----------      ---------
            Total noninterest income                 2,578          2,246
                                                ----------      ---------
NONINTEREST EXPENSE
Salaries and employee benefits                       4,552          4,318
Occupancy and furniture and fixtures                   840            741
Data processing and ATM                                657            603
FDIC assessment                                         36             32
Credit card processing                                 538            446
Goodwill amortization                                   28             26
Net costs of other real estate owned                    24             26
Other operating expense                              2,222          2,134
                                                ----------      ---------
            Total noninterest expense                8,897          8,326
                                                ----------      ---------
Income before income tax expense                     7,182          6,901
Income tax expense                                   1,899          1,920
                                                ----------      ---------

            Net income                               5,283          4,981







                                      -7-                    (Continued)
Other comprehensive income (loss), net of
 taxes:
 Unrealized gains (losses) on securities
  available for sale                                (3,509)           768
                                                ----------      ---------

            Comprehensive Income                $    1,774          5,749
                                                ==========      =========

            Net income per share                $     1.45           1.31
                                                ==========      =========
            Weighted average number of common
             shares outstanding                  3,638,232      3,792,833
                                                ==========      =========

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                 Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)


                                                               Common
                                                               Stock
                                                Accumulated   Subject
                                                   Other      To ESOP
   ($000's, except for per   Common  Retained  Comprehensive    Put
    share data)              Stock   Earnings     Income       Option   Total
                             ====== =========  =============  =======   =====

   Balances, December 31,
    1997                     $9,482   46,191         194       (1,838)  54,029
   Net income                   ---    4,981         ---          ---    4,981
   Unrealized gains
    (losses) on securities
    available for sale,
    net of tax (1)              ---      ---         768          ---      768
   Dividend ($0.36 per
    share)                      ---   (1,365)        ---          ---   (1,365)
   Change in common stock
    subject to ESOP put
    option                      ---      ---         ---            3        3
                             ------   ------       -----       ------   ------

   Balances, September 30,
    1998                     $9,482   49,807         962       (1,835)  58,416
                             ======   ======       =====       ======   ======

   Balances, December 31,
    1998                     $9,482   50,182       1,019       (2,180)  58,503
   Net income                   ---    5,283         ---          ---    5,283
   Unrealized gains
    (losses) on securities
    available for sale,
    net of tax (1)              ---      ---      (3,509)         ---   (3,509)
   Dividend ($0.39 per
    share)                      ---   (1,372)        ---          ---   (1,372)
   Stock tender offer (2)      (690)  (7,071)        ---          ---   (7,761)
   Change in common stock
    subject to ESOP put
    option                      ---      ---         ---           (2)      (2)
                             ------   ------       -----       ------   ------

   Balances, September 30,
    1999                     $8,792   47,022      (2,490)      (2,182)  51,142
                             ======   ======       =====       ======   ======

   (1) Tax benefit of $1,808 in 1999 and tax expense of $396 for 1998.
   (2) Represents the repurchase of 275,856 shares at $28.00 per share and related expenses.

                   National Bankshares, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                   September 30,  Septmeber 30,
 ($000's)                                               1999          1998
                                                   =============  =============
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                              $ 5,283       4,981
 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                              840         319
      Depreciation of bank premises and equipment            655         593
      Amortization of intangibles                            114         106
      Amortization of premiums and accretion of
       discounts, net                                        361          47
      Gains on bank premises and equipment
       disposals                                             ---          (7)
      Gains on sales and calls of securities
       available for sale, net                               (24)        ---
      Gains on calls of securities held to
       maturity, net                                         ---         (99)
      (Gains) losses on other real estate owned               14         (19)
      (Increase) decrease in:
         Mortgage loans held for sale                      1,610        (127)
         Accrued interest receivable                        (186)       (198)
         Other assets                                       (143)       (706)
      Increase in:
         Accrued interest payable                             45           3
         Other liabilities                                   187         599
                                                         -------     -------
                Net cash provided by operating
                 activities                                8,756       5,492
                                                         -------     -------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Net decrease in federal funds sold                        4,940          70
 Net increase in interest-bearing
  deposits                                                  (293)     (6,404)
 Proceeds from calls and maturities of securities
  available for sale                                      23,903      23,000
 Proceeds from sales of securities available for
  sale                                                     1,218         ---
 Proceeds from calls and maturities of securities
  held to maturity                                         5,464      30,472
 Purchases of securities available for sale              (11,944)    (57,235)
 Purchases of securities held to maturity                    ---      (2,000)
 Purchases of loan participations                         (6,763)     (1,640)
 Collections of loan participations                       11,045       4,074
 Loans purchased, including premium                          ---      (3,811)
 Net increase in loans made to customers                 (52,362)    (15,215)
 Proceeds from disposal of other real estate owned           336         194
 Recoveries on loans charged off                              45         215
 Bank premises and equipment expenditures                 (2,368)       (948)
 Proceeds from sale of bank premises and equipment           ---           7
                                                         -------     -------
               Net cash used in investing
                activities                               (26,779)    (29,221)
                                                         -------     -------


                                      -10-                   (Continued)

 CASH FLOWS FROM FINANCING ACTIVITIES

 Deposits acquired, net of premium paid                      ---       6,827
 Net increase in time deposits                            22,974       7,974
 Net increase in other deposits                            1,315       7,875
 Net increase (decrease) in other borrowed funds             345        (297)
 Cash dividends paid                                      (1,372)     (1,365)
 Repurchase of common stock                               (7,761)        ---
                                                         -------     -------
               Net cash provided by financing
                activities                                15,501      21,014
                                                         -------     -------
 Net decrease in cash and due from banks                  (2,522)     (2,715)
 Cash and due from banks at beginning of period           14,421      12,435
                                                         -------     -------
 Cash and due from banks at end of period                $11,899       9,720
                                                         =======     =======


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid for interest                                  $10,215      10,341
                                                         =======     =======
 Cash paid for income taxes                              $ 2,154       2,052
                                                         =======     =======
 Loans charged to the allowance for loan losses          $   646         313
                                                         =======     =======
 Loans transferred to other real estate owned            $    62          40
                                                         =======     =======

                   National Bankshares, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 1999
                                  (Unaudited)


Note (1)

     The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB) and Bank of Tazewell County (BTC), (the Company), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 1998 Annual Report to Stockholders and additional information supplied in the 1998 Form 10-K.

Note (2)  Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                            For the periods ended

                                    September 30,          December 31,
                                    1999     1998       1998         1997
($000's, except for % data)      ========= ======== ============= ============
Balance at beginning of period   $  2,679     2,438       2,438       2,575
Provision for loan losses             840       319         624         435
Loans charged off                    (646)     (313)       (638)       (679)
Recoveries                             45       215         255         107
                                 --------  --------   ---------   ---------
Balance at the end of period     $  2,918     2,659       2,679       2,438
                                 ========  ========   =========   =========
Ratio of allowance for loan
losses to end of period loans,
net of unearned income and
deferred fees                        1.02%     1.14%       1.12%       1.12%
                                 ========  ========   =========   =========
Ratio of net charge-offs
(recoveries) to average loans,
net of unearned income and
deferred fees(1)                      .31%      .06%        .17%        .28%
                                 ========  ========   =========   =========
Ratio of allowance for loan
losses to nonperforming
loans(2)                         4,421.21% 6,647.50%   9,567.86%   2,802.30%
                                 ========  ========   =========   =========

(1)  Net charge-offs are on an annualized basis.
(2)  The  Company  defines   nonperforming  loans  as   total  nonaccrual   and
     restructured  loans.   Loans  90  days past  due  and  still accruing  are
     excluded.

                                       September 30,        December 31,
 ($000's, except for % data)           1999     1998      1998        1997
                                     ======== ========  ========    ========

 Nonperforming Assets

  Nonaccrual loans                  $   67       40          28            87
  Restructured loans                   ---      ---         ---           ---
                                    ------   ------      ------        ------
      Total nonperforming loans         67       40          28            87

  Foreclosed property                  340      286         628           421
                                    ------   ------      ------        ------
      Total nonperforming assets    $  407      326         656           508
                                    ======   ======      ======        ======
  Ratio of nonperforming assets to
   loans, net of unearned income and
   deferred fees, plus other real
   estate owned                        .14%     .14%        .27%          .23%
                                    ======   ======      ======        ======

 Accruing Loans Past Due 90 Days or More
 ---------------------------------------
  Past due 90 days or more and
   still accruing                   $2,755      899         550           672
                                    ======   ======      ======        ======

  Ratio of loans past due 90 days or
   more to loans, net of unearned
   income and deferred fees            .96%     .39%        .23%          .31%
                                    ======   ======      ======        ======
 Impaired Loans
 --------------

  Total impaired loans              $   67      600         373           177
                                    ======   ======      ======        ======
  Impaired loans with a
   valuation allowance              $  ---      284         145            53
  Valuation allowance                  ---      (52)       (145)          (53)
                                    ------   ------      ------        ------
  Impaired loans net of allowance   $  ---      232         ---           ---
                                    ======   ======      ======        ======
  Impaired loans with no
   valuation allowance              $   67      316         228           124
                                    ======   ======      ======        ======

  Average recorded investment
   in impaired loans                $  107      360         387           458
                                    ======   ======      ======        ======
  Income recognized on impaired
   loans                            $  ---       49          32            23
                                    ======   ======      ======        ======
  Amount of income recognized
   on a cash basis                  $  ---      ---         ---            12
                                    ======   ======      ======        ======

Note (3)  Securities

     The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of September 30, 1999 are as follows:

                                          September 30, 1999

                                             Gross        Gross
                              Amortized    Unrealized   Unrealized      Fair
  ($ in thousands)              Costs        Gains        Losses       Values
                              ---------    ----------   ----------     ------

  Available for sale:
    U.S. Treasury             $  7,249           53           42        7,260
    U.S. Government
     agencies and
     corporations               50,870           24        2,171       48,723
    States and political
     subdivisions               32,894          192        1,086       32,000
    Mortgage-backed
     securities                 13,895           14          180       13,729
    Corporate debt
     securities                 14,352           26          603       13,775
    Federal Home Loan
     Bank stock                  1,328          ---          ---        1,328
    Other securities               459          ---          ---          459
                              --------     --------     --------     --------
      Total securities
       available for sale     $121,047          309        4,082      117,274
                              ========     ========     ========     ========


     The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of September 30, 1999 are as follows:


                                          September 30, 1999

                                             Gross        Gross
                              Amortized    Unrealized   Unrealized      Fair
  ($ in thousands)              Costs        Gains        Losses       Values
                              ---------    ----------   ----------     ------
  Held to maturity:
    U.S. Treasury             $   502          ---          ---           502
    U.S. Government
     agencies and
     corporations               5,499            5          213         5,291
    States and political
     subdivisions              18,792          198           29        18,961
    Mortgage-backed
     securities                   392           11          ---           403
                              --------     --------     --------      -------

      Total securities
       held to maturity       $25,185          214          242        25,157
                              ========     ========     ========      =======

Note (4)  Restrictions on Dividend Payments and Capital Requirements

     Bankshares' and its subsidiaries' actual regulatory capital amounts and ratios are also presented in the following tables:

                                                                To Be Well
                                                             Capitalized Under
                                            For Capital     Prompt   Corrective
                           Actual        Adequacy Purposes  Action   Provisions
 ($ in thousands)     Amount    Ratio    Amount    Ratio    Amount     Ratio
                      ------    -----    ------    -----    ------     -----
 September 30, 1999:

   Total capital(1)
   Bankshares
    consolidated      $57,720    18.56%   24,883   8.00%     N/A        N/A
   NBB                 28,751    13.90%   16,552   8.00%    20,691     10.00%
   BTC                 26,475    24.77%    8,551   8.00%    10,689     10.00%

   Tier I capital(1)
   Bankshares
    consolidated      $54,802    17.62%   12,441   4.00%     N/A        N/A
   NBB                 26,761    12.93%    8,276   4.00%    12,414      6.00%
   BTC                 25,547    23.90%    4,275   4.00%     6,413      6.00%

   Tier I capital(2)
   Bankshares
    consolidated      $54,802    12.06%   18,170   4.00%     N/A        N/A
   NBB                 26,761     9.70%   11,037   4.00%    16,556      5.00%
   BTC                 25,547    14.09%    7,253   4.00%    10,879      5.00%


(1)  To Risk Weighted Assets
(2)  To Average Assets

                                                                 To Be Well
                                                              Capitalized Under
                                             For Capital     Prompt  Corrective
                            Actual        Adequacy Purposes  Action  Provisions
 ($ in thousands)      Amount    Ratio    Amount    Ratio    Amount     Ratio
                       ------    -----    ------    -----    ------     -----
 December 31, 1998:

   Total capital(1)
   Bankshares
    consolidated       $61,216   22.4%    21,819     8.0%     N/A        N/A
   NBB                  30,411   16.5%    14,747     8.0%    18,433     10.0%
   BTC                  28,284   31.8%     7,112     8.0%     8,890     10.0%

   Tier I capital(1)
   Bankshares
    consolidated       $58,537   21.5%    10,910     4.0%     N/A        N/A
   NBB                  28,511   15.5%     7,373     4.0%    11,060      6.0%
   BTC                  27,505   30.9%     3,536     4.0%     5,334      6.0%

   Tier I capital(2)
   Bankshares
    consolidated       $58,537   13.4%    17,457     4.0%     N/A        N/A
   NBB                  28,511   11.1%    10,292     4.0%    12,865      5.0%
   BTC                  27,505   15.6%     7,068     4.0%     8,835      5.0%


(1)  To Risk Weighted Assets
(2)  To Average Assets


     Substantially all of Bankshares' retained earnings are undistributed earnings of its banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank's retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At September 30, 1999, retained net income from the Company's NBB affiliate which was free of such restriction amounted to approximately $2,506.

     At present, no dividends are available from the Company's BTC affiliate without prior regulatory approval. BTC remains well capitalized and management does not believe that such approvals will be withheld.

Note (5)  Stock Option Plan

In April 1999, the National Bankshares, Inc. 1999 Stock Option Plan was approved by the Company's shareholders. The purpose of the Stock Option Plan is to provide additional incentive to key employees in the form of stock options. The determination of key employees and the amount of awards will be determined by the Stock Option Committee of the Board of Directors. On June 4, 1999, Form S-8 was filed with the Securities and Exchange Commission registering 250,000 shares under the Plan. To date, no stock option awards have been granted.

                   National Bankshares, Inc. and Subsidiaries


Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations (In thousands, except for per share data)

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

Analysis of Financial Condition and Results of Operations for the Nine Months Ended September 30, 1999
-------------------------------------------------------------------------------

     Net income for the nine months ended September 30, 1999 was $5,283 which represents an increase of $302 or 6.06% over the first nine months of 1998. The return on average assets for the nine months ended September 30, 1999 was 1.59% and 1.60% for the period ended September 30, 1998. The return on average equity was 12.36% for the period ended September 30, 1999 and 11.58% for the period ended September 30, 1998.

     Earnings per share for the period ended September 30, 1999 was $1.45 per share, an increase of $0.14 per share over the same period in 1998.

The following table provides selected consolidated financial data.

                                    September 30,          December 31,

 ($000's, except per share and      1999     1998       1998         1997
  percent data)                    ======   ======  ============ ============

 Interest income                  $24,601   23,644       31,828      29,797
 Interest expense                  10,260   10,344       13,928      13,106
 Net interest income               14,341   13,300       17,900      16,691
 Provision for loan losses            840      319          624         435
 Noninterest income                 2,578    2,246        3,174       2,834
 Noninterest expense                8,897    8,326       11,061      10,031
 Income taxes                       1,899    1,920        2,591       2,499

 Net income                       $ 5,283    4,981        6,798       6,560
 Return on average assets            1.59%    1.60%        1.61%       1.66%
 Return on average equity (1)       12.36%   11.58%       11.66%      12.21%

 Basic net income per share       $  1.45     1.31         1.79        1.73
 Book value per share (1)         $ 15.16    15.88        16.00       14.73

(1) Includes amount related to common stock subject to ESOP put option excluded from stockholders' equity on the Consolidated Balance Sheets.

Net Interest Income
-------------------

     Net interest income at the end of the first nine months of 1999 was $14,341, an increase of $1,041 or 7.83% over the same period in 1998.

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

                                  September 30,            December 31,
                                 1999       1998         1998        1997
                              ---------   ---------  ------------------------
  Yield on earning assets        8.12%        8.32%        8.25%         8.24%
  Cost to fund earning assets    3.25%        3.52%        3.50%         3.50%
                              --------     -------      -------       -------
  Net interest margin            4.87%        4.80%        4.75%         4.74%
                              ========     =======      =======       =======


     As can be seen by the table shown above, the yield on earning assets for the nine months ended September 30, 1999 has decreased by 13 basis points from the year-ended 1998. The cost to fund earning assets decreased by 25 basis points. These elements combined to produce a 12 basis point increase in the net interest margin.

     A second measure of net interest income is the net interest spread. The ratio consists of the yield on earning assets on a fully tax equivalent basis less the cost of interest bearing liabilities. It does not reflect the benefit received from "free funds" provided by demand deposits and capital. The following table sets forth the Company's net interest spread for the periods shown.

                                  September 30             December 31,
                                1999        1998         1998         1997
                              ---------   ---------  ------------ ------------

 Yield on earning assets         8.12%        8.32%        8.25%         8.24%
 Cost of interest-bearing
  liabilities                    4.15%        4.51%        4.48%         4.43%
                             --------      -------      -------       -------
 Net interest spread             3.97%        3.81%        3.77%         3.81%
                             ========      =======      =======       =======


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

     It should be noted that loans past due 90 days or more have increased when compared to prior period data. Included in loans past due 90 days or more are two credits with the same borrower totaling approximately $1.7 million. As of September 30, 1999, these loans are well collaterialized and currently in a work-out process. Management believes the work-out will be completed during the fourth quarter. However, should circumstances change and consumation not occur as expected, these loans may be placed on nonaccrual status.

     Overall, it is  expected that  provisions for  loan loss  expense will  be
higher in 1999.   Such expense will  be required by strong loan  growth and the need to maintain an adequate overall allowance.

Noninterest Income
------------------

     Noninterest income is an important source of the Company's income. This category is comprised of service charges on deposit accounts, other service charges and fees, credit card fees, trust income and other income. Net securities gains and losses are also included in this category.

     Noninterest income for the period ended September 30, 1999 was $2,578, an increase of $332 or 14.78% over the same period in 1998.

     Service charges on deposit accounts were $999 at September 30, 1999, an increase of $121 or 13.78% from the same period in 1998. This was primarily due to an increase in the level of account service charges, return check and overdraft fees and ATM transaction fees.

     Other service charges increased by $33 when September 30, 1999 and 1998 are compared.

     Credit card fees increased by $106 or 21.72% when the first nine months of 1999 and 1998 are compared. Continued growth in volume was the primary cause of this increase.

     Trust income increased by 27.08% when compared to the first nine months of 1998. Trust income is dependent on market conditions as well as the types of accounts being handled at any given point in time. The level of estate business, for example, cannot be predicted with any degree of preciseness.

     Other income, which is comprised of various miscellaneous types of income, decreased by $6 for the first nine months of 1999.

     Net securities gains and losses decreased $75 when 1999 and 1998 are compared. The income in this category primarily reflects gains and losses on securities called prior to maturity.

Noninterest Expense
-------------------

     Noninterest expenses for the first nine months of 1999 were $8,897, an increase of $571 or 6.86% over the first nine months of 1998.

     Salaries and fringe benefits were $4,552 at the end of the first nine months of 1999. This represents an increase of $234 or 5.42% over the first nine months of 1998. A portion of this increase was due to the acquisition of the Galax branch. This facility was acquired in the second quarter of 1998. Accordingly, 1998 data contains only a lesser amount of salaries expense associated with the acquisition. The remainder of the increase was due to normal merit increases and other personnel related costs.

     Occupancy expenses increased by $99 or 13.36% when the first nine months of 1999 and 1998 are compared. Acquisition of the previously mentioned Galax Branch contributed to this increase. Occupancy expenses are expected to increase with the addition of a new facility in the third quarter of 1999. This addition was built to serve as a corporate headquarters and to provide office space to replace leased properties. The facility also contains a branch bank of NBB.

     Data processing expense increased by $54 or 8.96%.

     Credit card expense increased by $92 or 20.63% in the first nine months of 1999. Increases in overall volume contributed to this increase. Included in the category was approximately $4 in expense related to the reissuance of debit cards. The next scheduled reissuance will be in four years.

     Other expenses at September 30, 1999 were $2,222, which represents an increase of $88 or 4.12% over the same period in 1998. Other expenses include various types of costs. Examples of expense accounts included are telephone, franchise taxes, stationary and supplies, market expense, correspondent charges and numerous others. Some expenses included in this area represent accrued expense for anticipated expenditures, while others are on a cash or pay as incurred basis. Some categories are within management's ability to control while others can only be controlled to a degree.

Balance Sheet
-------------

The following table sets forth selected consolidated balance sheet data.

                                  September 30,           December 31,

                                1999        1998        1998         1997
                              =========  =========  ============ ============
($000's)
Selected Period-End Data
------------------------

Loans, net                    $283,711    230,570     236,578        214,552

Total Securities               142,459    156,953     166,754        149,974

Total Assets                   462,673    430,631     445,166        402,907

Total Deposits                 406,985    367,902     382,696        344,867

Stockholders' Equity            51,142     58,416      58,503         54,029

Selected Daily Averages Data
----------------------------

Loans, net                    $259,934    222,538     225,613        204,540

Total securities               155,252    149,606     152,432        157,179

Interest-earning assets        421,457    392,998     398,340        374,478

Total assets                   445,384    415,109     420,988        395,932

Total deposits                 385,959    354,830     359,970        339,439

Interest-bearing liabilities   330,576    306,855     310,634        295,565

Stockholders' equity            54,944     55,449      58,282         53,712



     Total average assets at September 30, 1999 were $445,384, an increase of $30,275 or 7.29% from September 30, 1998. A portion of this increase was due to the acquisition of the Galax branch in the third quarter of 1998. The Company also continues to experience satisfactory growth in deposits from nonacquisition related sources.

     In the third quarter of 1999, the Office of the Controller Currency announced the closure of a National Banking Institution in Keystone, West Virginia. As a result of the closure, depositors in that area were forced to seek banking relationships with other institutions in the general area. The Company's BTC affiliate was a benefactor of this event.

     The following table sets forth selected balance sheet caption as a percentage of total assets at the dates shown.


                                  September 30,           December 31,

                                 1999       1998        1998        1997
                               ========= =========  ========================

Assets
------

Interest bearing-deposits         1.58%      3.75%       1.58%        2.41%

Federal funds sold                 .03%       .98%       1.14%        1.07%

Securities available for sale    25.35%     23.45%      30.57%       16.28%

Securities held to maturity       5.44%     13.00%       6.89%       20.95%

Mortgage loans held for sale       .12%       .12%        .49%         .10%

Real estate construction
 loans                            3.77%      2.33%       2.88%        2.11%

Real estate mortgage loans       11.93%     10.83%      10.95%       10.66%

Commercial and industrial
 loans                           30.88%     25.71%      24.82%       25.16%

Loans to individuals             15.81%     15.86%      15.61%       16.54%

Liabilities
-----------

Noninterest-bearing demand
 deposits                        12.42%     12.31%      12.46%       11.19%

Interest-bearing demand
 deposits                        17.94%     17.86%      18.94%       19.33%

Savings deposits                 10.16%     11.08%      10.42%       11.61%

Time deposit                     47.44%     44.19%      44.14%       43.47%

Other borrowed funds               .12%       .04%        .05%         .12%


     A comparison of the loan portfolio at September 30, 1999 and 1998 indicates that construction and commercial loans have experienced the greatest increase followed by real estate. Loans to individuals have declined slightly as part of total assets.

     As shown by the above table, management has shifted a substantial portion of its investment portfolio to the available for sale category. A portion of this shift was accomplished through calls, maturities of bonds and their subsequent reinvestment. In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and hedging Activities". The statement allowed, upon adoption, the transfer of securities from the held to maturity classification to the available for sale without calling into question management's intent to hold its remaining securities until maturity. The Company used this opportunity to transfer approximately $20,516 in securities to held for sale category.

     The overall mix of loan and deposits has remained roughly the same.

Liquidity
---------

     Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. Net cash provided by operating activities was $8,756 for the nine months ended September 30, 1999. Net cash used in investing activities was $26,779 with the majority of that cash invested in securities and loans. Net cash used in financing activities was $15,501. Net cash decreased $2,522 from December 31, 1998.

     During the first nine months of 1999 the Company repurchased 275,856 of its common shares at $28.00 per share. Cash used for the purchase and related expenses was $7,761.

     The Company actively manages its liquidity position through its investing activities. In addition, securities with a remaining maturity of less than one year totaled $8,191. Liquidity is also managed through the management of deposit liabilities, in particular, volatile funds such as time deposits over $100. The amount of such deposits is largely dependent on the rate of interest offered. The Company had approximately $35,060 in such deposits due within twelve months. Other types of deposits such as interest-bearing demand, savings and time deposits less than $100 are less volatile and less rate dependent historically.

     Short-term liquidity needs can also be satisfied by way of credit facilities established with correspondent banks, the Federal Home Loan Bank and Federal Reserve. Longer term borrowings, if necessary, can be obtained through the Federal Home Loan Bank.

     At present the Company is relying on short-term borrowings for liquidity. While the procurement of additional deposits remains an option, increased interest expense would likely result, as interest rates would have to be increased to attract new deposits. The increase in interest rates would eventually affect the existing deposit base creating additional interest expense.

     The Company completed construction of a new office building in the third quarter. This facility will serve as corporate headquarters, provide additional office space to replace existing leased properties and also add a branch facility. This project did not have a material impact on the Company's liquidity.

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

     Management is not aware of any other events that will result in or that are reasonably likely to result in a decrease in liquidity that would be adverse and to a degree that operations would be materially impaired.

Capital Resources
-----------------

     Total stockholders' equity decreased $7,361 or 12.58% from December 31, 1998. During the first nine months of 1999, retained earnings decreased by $3,160. Retained earnings experienced this net decrease due to the payment of a dividend ($1,372), the repurchase of 275,856 shares of common stock ($7,071) offset by earnings of $5,283. Accumulated comprehensive income decreased stockholders' equity by $3,509. This category is comprised solely of changes in the net unrealized gains (losses) on securities available for sale. Common stock subject to put option increased by $2. The common stock subject to put option is affected by the current market price of the Company's common stock as well as the number of shares outstanding. See Note (4) for the Company's Risk Based Capital Ratio's.

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

Selected Affiliate Bank Data
----------------------------

     The following table sets forth selected data for NBB and BTC:


                                             September 30, 1999
                                             ------------------

      (000's, except for % data)          NBB                 BTC
                                          ---                 ---

      Assets                            $278,311             196,482
      Deposits                           235,987             171,096
      Net Income                           3,608               1,665
      Return on Average Assets              1.79%               1.25%
      Return on Average Equity             16.89%               8.55%

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


Analysis of Financial Condition and Results of Operations for the Three Months Ended September 30, 1999
--------------------------------------------------------------------------------------------------------

     The following table sets forth selected quarterly consolidated financial data.

                                                         For the Quarter-Ended

    ($000's, except per share       September 30,  June 30,    March 31,  December 31, September 30,
    and percent data)                   1999         1999        1999         1998         1998
                                    -------------  --------    ---------  ------------ -------------
    Interest income                    $8,416        8,170       8,089        8,184         8,150
    Interest expense                    3,506        3,392       3,436        3,584         3,590
    Net interest income                 4,910        4,778       4,653        4,600         4,560
    Provision for loan loss               371          237         232          305           225
    Noninterest income                    956          856         766          928           754
    Noninterest expense                 3,025        2,946       2,926        2,735         2,780
    Income taxes                          666          651         582          671           638
    Net income                         $1,804        1,800       1,679        1,817         1,671
    Return on average assets             1.60%        1.61%       1.54%        1.65%         1.56%
    Return on average equity            13.64%       12.55%      11.12%       11.80%        11.37%
    Basic net income per share         $ 0.51         0.50        0.44         0.48          0.44


                                                  Daily Averages for the Quarter Ended


    ($000's, except per share       September 30,  June 30,    March 31,  December 31, September 30,
    and percent data)                   1999         1999        1999         1998         1998
                                    -------------  --------    ---------  ------------ -------------
    Loans, net                         $277,588     260,077     241,788      234,817       226,338
    Total securities                    145,064     153,227     167,828      161,873       155,884
    Total assets                        452,176     447,683     442,926      439,469       427,725
    Total deposits                      392,710     385,610     379,465      375,607       366,490
    Stockholders' equity                 52,908      57,361      61,338       61,596        58,778


     Net Income for the third quarter of 1999  was $1,804 which represents an increase of $133  or 7.96%
over the third quarter of 1998.

     The return on average assets for the quarter-ended  September 30, 1999 and September 30, 1998 was
1.60% and  1.56%, respectively.  The return  on average equity for the third  quarter of 1999 was 13.64%
and  11.37% for the third quarter of 1998.

     The improvement in the return on average equity was in part due to an increase in net income and to a reduction in average equity as a result of a tender offer completed in the second quarter of 1999.

     Earnings per share for  the third quarter of  1999 was $0.51, an  increase of $0.07 over the  third quarter in 1998.


Net Interest Income
-------------------

     Net  interest income for the third quarter  of 1999 was $4,910 an increase
of  $350 over  the third  quarter of  1998.   The principal  cause of  this net
increase was loan volume.

Provision for Loan Losses
-------------------------

     The provision for loan losses for the third quarter was $371 compared to $225 in 1999. As previously mentioned, it is expected that bad debts expense will continue to increase in 1999 due to loan growth and the need to maintain an adequate overall allowance.

Noninterest Income
------------------

     Noninterest income for the third quarter of 1999 was $956, an increase of $202 or 26.79% over the same period last year. While most categories experienced increases, securities gains and losses declined substantially. Such gains and losses are dependent primarily on securities with call features.

Noninterest Expense
-------------------

     Noninterest expense for the quarter ended September 30, 1999 was $3,025, an increase of $245 or 8.81% over the same period in 1998. Occupancy expenses increased by $63 when compared to the third quarter of 1998. In the third quarter 1999 the Company opened a new facility to serve as a corporate headquarters and an additional NBB branch, which contributed to the increase. It is expected that this category will increase further as a result of that addition.

     Data processing expense also showed an increase. In the fourth quarter of 1998 the Company updated its computer mainframe and converted its BTC affiliate to the same system utilized by NBB. Accordingly, additional costs related to this project are included in 1999 third quarter income only.

Balance Sheet
-------------

     Total average quarterly assets for the three months ended September 30, 1999 were $452,176 an increase of $24,451 or 5.72% over the third quarter of 1998. Total average quarterly deposits increased $26,220 or 7.15% when the two periods are compared. Reference is made to previous comments related to deposit growth at the Company's BTC affiliate.

Banking Terms


Basis    Point    -   a     deposits    in    other     borrowed funds.
measure-ment       unit     banks.
defined      as     one                                 Net  Interest Margin  -
hundredth     of    one                                 net  taxable-equivalent
percent;   it   usually     Earnings   Per   Share-     interest income divided
refers  to an  interest     Basic  -   net  income,     by    average   earning
rate.                       reduced by dividends on     assets.
                            preferred        stock,
Book Value  Per Share -     divided by the weighted     Nonperforming  Assets -
the value of a share of     average    number    of     the  sum  of  loans  on
common stock determined     common           shares     which  interest  income
b y     d i v i d i n g     outstanding    in   the     is  not being  accrued,
shareholders' equity at     period.                     restructured  loans  on
the  end  of a  period,                                 which    the   interest
excluding     preferred     Equity   Capital/Share-     rates   or   terms   of
stock, by the number of     holders'  Equity  -   a     repayment   have   been
common           shares     balance   sheet  amount     materially  revised and
outstanding at  the end     that   represents   the     real  estate  that  has
of the same period.         total investment in the     been  acquired  through
                            corporation  by holders     foreclosure.
Core Deposits  - demand     of common and preferred
deposits,       savings     stock;    it   includes     Rate-Sensitive  Assets/
accounts,      interest     amounts  added  through     Liabilities  -  earning
checking      accounts,     the     retention    of     assets   and  interest-
insured   money  market     earnings.                   bearing     liabilities
a c c o u n t s   a n d                                 that can be repriced or
certificates of deposit     Interest-Bearing            replaced at a different
under  $100,000.   This     Liabil-ities - deposits     interest rate, within a
is a more stable source     and  borrowed funds  on     specific period, due to
of  funds   than  funds     which  the  corporation     rate     changes     or
purchased on the  basis     pays interest; includes     maturity.
of rate only.               interest       checking
                            accounts,  money market     Return    on    Average
Cost    of    Funds   -     accounts,  certificates     Assets   (ROA)   -  net
interest   on  deposits     of  deposit, short-term     income as  a percentage
and    borrowed   funds     borrowings   and  long-     of     average    total
divided by the  average     term debt.                  assets.    It is  a key
balance of such funds.                                  profitability     ratio
                            Leverage        Capital     that    indicates   how
Comprehensive  Income -     Ratio  -  the total  of     effectively a bank  has
net  income   plus  the     Tier  1   capital  less     used      its     total
change   in  unrealized     certain      intangible     resources.
gains  and  losses, net     assets      such     as
of  tax,  plus  certain     goodwill,   divided  by     Return    on    Average
reclassification            quarterly       average     Equity   (ROE)  -   net
adjustments          on     assets.        A    key     income as a  percentage
securities    available     regulatory      capital     of     total    average
for   sale    for   the     requirement   with  the     shareholders'   equity.
period.                     minimum  amount allowed     Provides  a  measure of
                            of 4%.                      how    productively   a
Earning Assets  - loans                                 bank's equity  has been
(net     of    unearned     Net  Interest  Income -     employed.
income),     investment     the  difference between
securities,       money     income   from   earning     Risk-Based  Assets -  a
market  investments and     assets   and   interest     regulatory   method  of
interest-bearing            paid  on  deposits  and     classifying      assets
based      on     their     the   effective  pretax
potential risk of loss,     yields   on   different
used   in   calculating     mixes  of  taxable  and
various capital ratios.     tax-exempt assets.
Assets  are  classified
in    one    of    four     Tier 1 Risk-Based Capi-
categories        based     tal   Ratio   -  common
primarily   on   credit     shareholders'    equity
risk  and are  adjusted     less certain intangible
to reflect the relative     assets,     such     as
riskiness    of    that     goodwill,   divided  by
category.                   risk-based      assets.
                            Current      regulatory
Securities    Available     minimum  requires  that
for  Sale -  securities     at least a 4%  ratio be
that  will be  held for     maintained.
indefinite  periods  of
time  and  that may  be     Total        Risk-Based
sold  as  part  of  the     Capital  Ratio  - total
bank's  asset/liability     capital    divided   by
strategy.         These     risk-based      assets.
securities are recorded     Total  capital consists
at their current market     of common shareholders'
value  rather  than  at     equity,  the  allowance
their        historical     for     loan    losses,
amortized cost.             certain  components  of
                            nonpermanent  preferred
Securities    Held   to     stock  and subordinated
Maturity  -  securities     debt    less    certain
that  the bank  has the     intangible assets, such
ability and the  intent     as  goodwill.   Current
to  hold  to  maturity.     regulatory      minimum
These   securities  are     requires that  at least
recorded    at    their     an    8%    ratio    be
original cost, adjusted     maintained.
for   amortization   of
premium   or   discount     Yield on Earning Assets
accretion.                  -     total    taxable-
                            equivalent     interest
Spread or Interest-Rate     income dividend by  the
Differential    -   the     average    balance   of
difference  between the     earnings assets.
average  interest rates
received   on   earning
assets and  the average
interest rates paid for
interest-bearing
liabilities.

Taxable-Equivalent  In-
come -  income that has
been     adjusted    by
increasing   tax-exempt
interest  income to  an
equivalent       pretax
amount    of    taxable
income.            This
adjustment       allows
corporations to compare

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Derivatives

     The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, collateralized mortgage obligations, structured notes and other similar instruments which are included in securities available for sale and securities held to maturity. The fair value of these investments at September 30, 1999 approximated $6,463.

Interest Rate Sensitivity

     The Company's securities and loans and its deposits are subject to interest rate risk. The Company's profitability in the near term may temporarily be affected, either positively by a falling interest rate scenario or negatively by a period of rising rates. The table below sets forth, as of September 30, 1999, the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap. The table sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contracted terms.

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


               Interest Rate                                     September 30, 1999
            Sensitivity Table (1)              Interest-sensitive (days)
                                                                              1-5       >5
  ($ in thousands)                              1-90     91-180    181-365   Years     Years    Total
                                             ---------  --------   -------  -------   -------  -------
 Interest-earning assets:
  Loans, net of unearned income (2)          $  39,837    28,904    27,169  128,590    62,062  286,562
  Federal funds sold                               150       ---       ---      ---       ---      150
  Interest bearing deposits                      7,320       ---       ---      ---       ---    7,320
  Securities available for sale (3)              3,464     2,017     3,125   26,313    86,128  121,047
  Securities held to maturity (3)                2,368     1,491     1,699   16,544     3,083   25,185
  Mortgage loans held for sale                     570       ---       ---      ---       ---      570
    Total interest-earning assets            $  53,776    32,412    31,993  171,447   151,274  440,902

 Interest-bearing liabilities:
  Interest-bearing demand deposits           $  83,001       ---       ---      ---       ---   83,001
  Savings deposits                              47,012       ---       ---      ---       ---   47,012
  Time deposits                                 37,462    47,883    63,882   70,258       ---  219,485
  Other borrowed funds                             559       ---       ---      ---       ---      559
    Total interest-bearing liabilities       $ 168,034    47,883    63,882   70,258       ---  350,057
 Cumulative ratio of interest-
  sensitive assets to interest-
  sensitive liabilities                      $(114,258) (129,729) (161,618) (60,429)   90,845   90,845
 Cumulative interest-sensitivity gap         $     .32       .40       .42      .83      1.26      ---


(1)  The Company  is sensitive to interest rate changes, as liabilities generally reprice or mature before  interest-earning assets.  The above  gap table  reflects the  Company's rate-sensitive position at  September 30, 1999, and is not necessarily  reflective of its position throughout
     the  year.   The  carrying  amounts  of interest-rate  sensitive  assets  and liabilities  are presented in  the periods in which  they reprice to market  rates or mature and  are summed to show the interest-rate sensitivity gap.
(2)  Excludes nonaccrual loans.
(3)  Call features  on certain securities, if exercised  could have the effect  of materially shortening the average life of the investment portfolio.  The exercise of a call feature is dependent upon the rate environment.  The call decision is at the issuers discretion and ultimate benefit.  Securities available for sale are shown at amortized cost.


     The Company also uses simulation analysis to forecast its balance sheet and monitor interest rate sensitivity. One test used by the Company is shock analysis, which measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock of 100, 200, and 300 basis points and the effects on net income and return on average assets and return on average equity for the nine months ended September 30, 1999.

       ($000's, except for percent data)

                                             Return on          Return on
         Rate Shift       Net Income      Average Equity     Average Assets
         ==========       ==========      ==============     ==============
              300           $4,935              8.61%              1.03%
              200            5,742             10.10%              1.22%
              100            6,544             11.55%              1.40%
           (-)100            8,133             14.35%              1.77%
           (-)200            8,921             15.70%              1.95%
           (-)300            9,255             16.29%              2.03%


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

                    National Bankshares, Inc. and Subsidiaries
                                   Part II
                              Other Information




Items 1-3.    Legal Proceedings;  Changes in  Securities and  Use of  Proceeds;
              Defaults Upon Senior Securities

              None for the three months ended
              September 30, 1999.

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 27 - Financial Data Schedule

              (b) Reports  on Form  8-K  filed during  the  three months  ended
                  September 30, 1999:

                  --     None

                  National Bankshares, Inc. and Subsidiaries

                                 Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           National Bankshares, Inc.
                                  (Registrant)








   Date:  11/12/1999          /s/James G. Rakes
          -------------       -------------------------------------
                              James G. Rakes, Chairman
                              President and Chief Executive Officer





   Date:  11/12/1999          /s/J. Robert Buchanan
          -------------       -------------------------------------
                              J. Robert Buchanan, Treasurer
                              (principal financial officer)