Form 10-K
period 1999-12-31
NATIONAL BANKSHARES INC
filed 2000-03-30
CIK 796534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended                                 Commission file number
   December 31, 1999                                            O-15204

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

      101 Hubbard Street
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

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 15, 2000 was $65,666,075. (In determining this amount, the registrant assumes that all of its Directors and principal Officers are affiliates. Such assumption shall not be deemed conclusive for any other purposes.)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at March 15, 2000
------------------------------                   -------------------------------
Common Stock, $2.50 Par Value                              3,516,977



                       DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrants' Annual Report to Stockholders for the year ended December 31, 1999, is incorporated by reference into Parts I and II of this report.

Selected information from the Registrant's Proxy Statement for the Annual Meeting to be held April 11, 2000 and filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.






































                        (This report contains 42 pages.)
                                              --
                   (The Index of Exhibits are on pages 41-42.)




                        National Bankshares, Incorporated
                       Annual Report For 1999 on Form 10-K

                                Table of Contents


                                                              Page
                                                              ----

            Part I

            Item 1.  Business                                   4
            Item 2.  Properties                                30
            Item 3.  Legal Proceedings                         30
            Item 4.  Submission of Matters to a Vote of
                      Security Holders                         30
                     Executive Officers of the Registrant      31
            Part II

            Item 5.  Market for Registrant's Common
                      Equity and Related Stockholder
                      Matters                                  32
            Item 6.  Selected Financial Data                   32
            Item 7.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                            32
            Item 7A. Quantitative and Qualitative
                      Disclosures About Market Risk            32
            Item 8.  Financial Statements and
                      Supplementary Data                       36
            Item 9.  Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure                     36

            Part III

            Item 10. Directors and Executive Officers of
                       the Registrant                          36
            Item 11. Executive Compensation                    36
            Item 12. Security Ownership of Certain
                       Beneficial Owners and Management        36
            Item 13. Certain Relationships and Related
                       Transactions                            37

            Part IV

            Item 14. Exhibits, Financial Statement
                       Schedules, and Reports on Form 8-K      37

            Signatures                                         40

            Index to Exhibits                                  41


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

The National Bank of Blacksburg

   The National Bank of Blacksburg was originally chartered as the Bank of Blacksburg in 1891. Its state charter was converted to a national charter in 1922 and it became The National Bank of Blacksburg. NBB operates a full-service banking business from its headquarters in Blacksburg, Virginia, and its nine area branch offices. NBB offers general retail and commercial banking services to individuals, businesses, local government units and institutional customers. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making real estate, commercial, revolving, consumer and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks, savings bond sales and utility payment services; and providing other miscellaneous services normally offered by commercial banks. NBB also conducts a general trust business in Blacksburg near its headquarters location. Through its trust operation, NBB offers a variety of personal and corporate trust services.

   NBB  makes  loans  in  all   major  loan  categories,  including  commercial,
commercial and residential real estate, construction and consumer loans.

   At December 31, 1999, NBB had total assets of $278,016. Total deposits at this date were $233,245. NBB's net income for 1999 was $4,873 which produced a return on average assets of 1.79% and a return on average stockholders' equity of 17.32%. Refer to footnote 11 of the Company's 1999 Annual Report to Stockholders for NBB's risk-based capital ratios.

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

   At December 31, 1999 BTC had total assets of $198,735. Total deposits at this same date were $173,963. BTC's net income for 1999 was $2,215 which produced a return on average assets of 1.21% and a return on average stockholders' equity of 8.67%. Refer to footnote 11 of the Company's 1999 Annual Report to Stockholders for BTC's risk-based capital ratios.

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

   The following table sets forth, for the three fiscal years ended December 31, 1999, 1998 and 1997 the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

                                                            Percentage of
      Period             Class of Service                   Total Revenues
      ------             ----------------                   --------------

      December 31, 1999  Interest and Fees on Loans             64.95%
                         Interest on Investments                24.41%
      December 31, 1998  Interest and Fees on Loans             61.97%
                         Interest on Investments                25.99%
      December 31, 1997  Interest and Fees on Loans             59.92%
                         Interest on Investments                29.31%

Market Area

The National Bank of Blacksburg Market Area

   NBB's primary market area consists of the northern portion of Montgomery County, all of Giles County, the City of Galax and adjacent portions of Carroll and Grayson Counties, Virginia. This area includes the towns of Blacksburg and Christiansburg in Montgomery County and the towns of Pearisburg, Pembroke and Rich Creek, in Giles County. The local economy is diverse and is oriented toward higher education, retail and service, light manufacturing and agriculture. For the years 1999 and 1998 the unemployment rate in Montgomery County was 1.9% and 2.6% in 1997, and the rate in Giles County during those years was 6.2% in 1999, 5.8% in 1998 and 6.7% in 1997. The City of Galax had an unemployment rate of 4.3% in 1999, 3.9% in 1998 and 2.6% in 1997.

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

   For 1999 and 1998 the unemployment rate for Tazewell County was 7.0% and in 1997 9.5%. In the same years, Mercer County, West Virginia's unemployment rate was 4.7%, 4.2% and 5.3%, respectively.

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

   At December 31, 1999, NBB employed 117 full time equivalent  employees at its
main office,  operations center and  branch offices.   BTC at December  31, 1999
employed 68 in its various offices and operational areas.

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

National Bankshares, Inc.

   Bankshares is a bank holding company within the meaning of the BHCA and Chapter 13 of the Virginia Banking Act, as amended (the Virginia Banking Act). The activities of Bankshares also are governed by the Gramm-Leach-Bliley Act of 1999.

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

   Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be incident to banking. Under recent amendments to the BHCA, included in the Gramm-Leach-Bliley Act of 1999 (see below), any bank holding company, all the depository institution subsidiaries of which are well-capitalized, well managed (as those terms are defined in the BHCA) and have a satisfactory or better rating under the Community Reinvestment Act as of their last examination, may file an election with the Federal Reserve Board to become a Financial Holding Company. A Financial Holding Company may engage in any activity that is (i) financial in nature (ii) incidental to a financial activity or (iii) complementary to a financial activity. The BHCA provides a long list of "financial activities", including: insurance underwriting; securities dealing and underwriting; providing financial, investment or economic arising services; and merchant banking activities. Financial Holding Companies may also engage in other activities that the Federal Reserve Board has determined are permissible under the BHCA, by regulation or order.

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

   The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the GLBA), enacted on November 12, 1999, was a broad rewrite of financial services legislation. The GLBA permits significant combinations among different sectors of the financial services industry; allows for significant expansion of financial service activities by Bank holding companies and provides for a regulatory framework by various governmental authorities responsible for different financial activities; and offers certain financial privacy protections to consumers. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act and, by amending the Bank Holding Companies, the GLBA added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. The GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. The GLBA permits affiliations between banks and securities firms within the same holding company structure, and the Act permits financial holding companies to directly engage in a broad range securities and merchant banking activities.

   The Gramm-Leach-Bliley Act will lead to important changes in the manner in which financial services are delivered in the United States. Bank holding companies and their subsidiary banks will be able to offer a much broader array of financial services; however, there will be greater competition in all sectors of the financial services market.

   The Virginia Banking Act. All Virginia bank holding companies must register with the Virginia State Corporation Commission (the Commission) under the Virginia Banking Act. A registered bank holding company must provide the Commission with information with respect to the financial condition, operations, management and intercompany relationships of the holding company and its subsidiaries. The Commission also may require such other information as is necessary to keep itself informed about whether the provisions of Virginia law and the regulations and orders issued under Virginia law by the Commission have been complied with, and may make examinations of any bank holding company and its subsidiaries. The Virginia Banking Act allows bank holding companies located in any state to acquire a Virginia bank or bank holding company if the Virginia bank or bank holding company could acquire a bank holding company in their state and the Virginia bank or bank holding company to be acquired has been in existence and continuously operated for more than two years. The Virginia Banking Act permits bank holding companies from throughout the United States to enter the Virginia market, subject to federal and state approval.

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

   The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act) allows bank holding companies to acquire banks in any state, without regard to state law, except that if the state has a minimum requirement for the amount of time a bank must be in existence, that law must be preserved. Under the Virginia Banking Act, a Virginia bank or all of the subsidiaries of Virginia holding companies sought to be acquired must have been in continuous operation for more than two years before the date of such proposed acquisition. The Interstate Act also permits banks to acquire out-of-state branches through interstate mergers, if the state has not opted out of interstate branching. De novo branching, where an out-of-state bank holding company sets up a new branch in another state, requires a state's specific approval. An acquisition or merger is not permitted under the Interstate Act if the bank, including its insured depository affiliates, will control more than 10% of the total amount of deposits of insured depository institutions in the United States, or will control 30% or more of the total amount of deposits of insured depository institutions in any state.

   Virginia has, by statute, elected to opt-in fully to interstate branching under the Interstate Act. Under the Virginia statute, Virginia state banks may, with the approval of the Virginia State Corporation Commission, establish and maintain a de novo branch or acquire one or more branches in a state other than Virginia, either separately or as part of a merger. Procedures also are established to allow out-of-state domiciled banks to establish or acquire branches in Virginia, provided the "home" state of the bank permits Virginia banks to establish or acquire branches within its borders. The activities of these branches are subject to the same laws as Virginia domiciled banks, unless such activities are prohibited by the law of the state where the bank is organized. The Virginia State Corporation Commission has the authority to examine and supervise out-of-state state banks to ensure that the branch is operating in a safe and sound manner and in compliance with the laws of Virginia. The Virginia statute authorizes the Bureau of Financial Institutions to enter into cooperative agreements with other state and federal regulators for the examination and supervision of out-of-state state banks with Virginia operations, or Virginia domiciled banks with operations in other states. Likewise, national banks, with the approval of the OCC, may branch into and out of the state of Virginia. Any Virginia branch of an out-of-state national bank is subject to Virginia law (enforced by the OCC) with respect to intrastate branching, consumer protection, fair lending and community reinvestment as if it were a branch of a Virginia bank, unless preempted by federal law.

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

   Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured financial institutions. A Bank Insurance Fund (the BIF) is maintained for commercial banks, with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. Beginning in 1993, insured depository institutions like NBB and BTC paid for deposit insurance under a risk-based premium system. Beginning in 1997, all banks, including NBB and BTC, were subject to an additional FDIC assessment which funds interest payments for bank issues to resolve problems associated with the savings and loan industry. This assessment will continue until 2018-2019. The assessment will vary over the period from 1.29 cents to 2.43 cents per $100 of deposits.

   Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999 (the GLBA) allows national banks, with OCC approval, to acquire financial subsidiaries to engage in any activity that is financial in nature or incidental to a financial activity, as defined in the Bank Holding Act, except (i) insurance underwriting,
(ii) merchant or insurance portfolio investments, and (iii) real estate development or investment. Well-capitalized national banks are also given the authority to engage in municipal bond underwriting.

   To establish or acquire a financial subsidiary, a national bank must be well-managed, and the consolidated assets of its financial subsidiary must not exceed the lesser of 45% of the consolidated total assets of the bank or $50 billion. Relationship between a national bank and a financial subsidiary are subject to a variety of supervisory enhancements from regulators. The GLBA also provides that state banks that establish or acquire financial subsidiaries are required to comply with the same safeguards imposed on the financial subsidiaries of national banks.

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

   In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 capital to total assets less intangibles) guidelines that are applicable to Bankshares and BTC. The OCC has adopted similar regulations applicable to NBB. These guidelines provide for a minimum ratio of 4.0% for banks that meet certain specified criteria, including that they have the highest regulatory CAMELS rating and are not anticipating or experiencing significant growth and have well-diversified risk. All other banks will be required to maintain an additional cushion of at least 100 to 200 basis points, based upon their particular circumstances and risk profiles. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

               Statistical Disclosure by National Bankshares, Inc.
                         and Subsidiaries (The Company)

  I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential
        ------------------------------------------------------------------------

        A.   Average Balance Sheets

         The following table presents, for the years indicated, condensed daily average balance sheet information.
         ($ in thousands)
                                                   December 31,
        Assets                               1999      1998      1997
                                             ----      ----      ----
        Cash and due from banks             $ 12,820   10,281      9,954
        Interest bearing deposits              5,263   12,889      4,165
        Federal funds sold                     2,926    6,389      8,181
        Securities available for sale:
           Taxable                            95,979   94,247     54,213
           Nontaxable                         29,286   29,284      6,312
        Securities held to maturity:
           Taxable                             8,940    9,972     67,046
           Nontaxable                         17,219   18,929     29,608
        Mortgage loans held for sale             709    1,017        413
        Loans, net                           266,431  225,613    204,540
        Other assets                          14,616   12,367     11,500
                                            --------  -------    -------

             Total assets                   $454,189  420,988    395,932
                                            ========  =======    =======

        Liabilities and Stockholders' Equity
        Noninterest-bearing demand
         deposits                           $ 55,700   49,552     44,193
        Interest-bearing demand deposits      85,284   77,842     75,519
        Savings deposits                      46,792   47,475     47,781
        Time deposits                        203,807  185,101    171,946
                                            --------  -------    -------
             Total deposits                  391,583  359,970    339,439

        Short-term borrowings                  4,228      216        319

        Other liabilities                      2,182    2,520      2,462
                                            --------  -------    -------
           Total liabilities                 397,993  362,706    342,220

        Stockholders' equity                  56,196   58,282     53,712
                                             -------  -------    -------
           Total liabilities and
            stockholders' equity            $454,189  420,988    395,932
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
                              December 31, 1999           December 31, 1998           December 31, 1997
                                            Average                     Average                     Average
                          Average            Yield/   Average           Yield/    Average           Yield/
($ in thousands)          Balance  Interest   Rate    Balance Interest   Rate     Balance Interest   Rate
                          -------  -------- -------   ------- --------  -------   ------- --------  -------
Interest-earning assets:
Loans, net (1)(2)(3)      $267,140  24,244     9.08%  226,630   21,726    9.59%  $204,953   19,667   9.60%
Taxable securities         104,919   6,820     6.50%  104,219    7,201    6.91%   121,259    7,776   6.41%
Nontaxable securities
 (1)                        46,505   3,414     7.34%   48,213    2,899    6.01%    35,920    2,708   7.54%
Federal funds sold           2,926     170     5.81%    6,389      345    5.40%     8,181      470   5.75%
Interest bearing deposits    5,263     269     5.11%   12,889      696    5.40%     4,165      230   5.52%
                          -------- -------            -------  -------           --------  -------
Total interest-earning
 assets                   $426,753  34,917     8.18%  398,340   32,867    8.25%  $374,478   30,851   8.24%
                          ======== =======            =======  =======           ========  =======
Interest-bearing
 liabilities:
Interest-bearing
 demand deposits          $ 85,284   2,129     2.50%   77,842    2,203    2.83%  $ 75,519    2,161   2.86%
Savings deposits            46,792   1,212     2.59%   47,475    1,511    3.18%    47,781    1,571   3.29%
Time deposits              203,807  10,630     5.22%  185,101   10,203    5.51%   171,946    9,357   5.44%
Short-term borrowings        4,228     232     5.49%      216       11    5.09%       319       17   5.33%
Long-term debt                 ---     ---      ---       ---      ---     ---        ---      ---    ---
                          -------- -------            -------  -------           --------  -------
Total interest-
 bearing liabilities      $340,111  14,203     4.18%  310,634   13,928    4.48%   295,565   13,106   4.43%
                          ======== =======            =======  =======           ========  =======
Net interest income and
 interest rate spread               20,714     4.00%            18,939    3.77%             17,745   3.81%
Net yield on average
 interest-earning assets                       4.85%                      4.75%                      4.74%

(1)     Interest on nontaxable loans and  securities is computed on a fully taxable equivalent  basis using a Federal income tax rate of 34%.
(2)     Loan fees of $680 in 1999, $414 in 1998 and $339 in 1997 are included in total interest income.
(3)     Nonaccrual loans are included in average balances for yield computations.

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
                                                   1999 Over 1998                  1998 Over 1997
                                           ------------------------------  -------------------------------
                                             Changes Due To                   Changes Due To
                                             --------------                   --------------
                                                               Net Dollar                       Net Dollar
  ($ in thousands)                         Rates(2)  Volume(2)   Change    Rates(2)  Volume(2)    Change
                                           --------  --------- ----------  --------  ---------  ----------
  Interest income:(1)
    Loans                                   $(1,206)     3,724      2,518       (19)    2,078       2,059
    Taxable securities                         (429)        48       (381)      572    (1,147)       (575)
    Nontaxable securities                       621       (106)       515      (618)      809         191
    Federal funds sold                           24       (199)      (175)      (98)      (27)       (125)
    Interest bearing deposits                   (35)      (392)      (427)      471        (5)        466
                                            -------     ------     ------    ------    ------      ------
   Increase(decrease) in income on
    interest-earning assets                 $(1,025)     3,075      2,050       308     1,708       2,016
                                            -------     ------     ------    ------    ------      ------
  Interest expense:
    Interest-bearing demand deposits        $  (273)       199        (74)       66       (24)         42
    Savings deposits                           (278)       (21)      (299)      (50)      (10)        (60)
    Time deposits                              (568)       995        427       724       122         846
    Short-term borrowings                         1        220        221        (1)       (5)         (6)
                                            -------     ------     ------    ------    ------      ------
   Increase(decrease) in expense
    of interest-bearing liabilities         $(1,118)     1,393        275       739        83         822
                                            --------    ------     ------    ------    ------      ------
  Increase (decrease) in net interest
   income                                   $    93      1,682      1,775      (431)    1,625       1,194
                                            =======     ======     ======    ======    ======      ======

(1)     Taxable equivalent basis using a Federal income tax rate of 34%.
(2)     Variances  caused by the change in rate  times the change in volume have  been allocated to rate and volume changes proportional  to the relationship  of the absolute  dollar amounts  of the change  in each.

 II.    Investment Portfolio

        A.   Book Value of Investments
             The amortized costs and fair  values of securities available for sale as of  December 31, 1999,
             1998 and 1997 were as follows:
                                                                        December 31,
                                                          1999              1998              1997
                                                          ----              ----              ----
                                                    Amortized  Fair   Amortized  Fair   Amortized  Fair
   ($ in thousands)                                   Costs   Values    Costs   Values    Costs   Values
                                                    --------- ------  --------- ------  --------- ------
   Available for sale:
    U.S. Treasury                                   $  6,244    6,164     9,253   9,671    6,742    6,862
    U.S. Government agencies and corporations         50,373   47,498    59,365  59,595   36,252   36,276
    States and political subdivisions                 32,903   31,617    32,183  32,865    9,540    9,639
    Mortgage-backed securities (1)                    13,464   13,176    17,282  17,200    4,172    4,119
    Corporate debt securities                         14,349   13,646    14,528  14,824    7,780    7,824
    Federal Home Loan Bank stock                       1,329    1,329     1,214   1,214      537      537
    Federal Reserve Bank stock                           247      247       247     247      247      247
    Other securities                                     168      168       462     462       18       78
                                                    --------  -------   ------- -------  -------  -------
       Total securities available for sale          $119,077  113,845   134,534 136,078   65,288   65,582
                                                    ========  =======   ======= =======  =======  =======

             The amortized costs of securities held to maturity  as of December 31, 1999, 1998 and 1997 were as follows:
                                                                            December 31,
       ($ in thousands)                                            1999         1998         1997
                                                                   ----         ----         ----
       Held to maturity:
        U.S. Treasury                                             $   500        1,006       7,527
        U.S. Government agencies and corporations                   5,500        7,497      36,853
        States and political subdivisions                          17,283       21,160      32,949
        Mortgage-backed securities (1)                                364          513         630
        Corporate                                                     ---          500       6,433
                                                                  -------      -------     -------
           Total securities held to maturity                      $23,647       30,676      84,392
                                                                  =======      =======     =======

        (1)  The  majority of  mortgage-backed securities  and collateralized  mortgage obligations  held at
             December  31,  1999  were backed  by  U.S.  agencies.   Certain  holdings  are  required  to be
             periodically subjected to  the Financial  Institution Examination Council's  (FFIEC) high  risk
             mortgage security test.   These  tests address possible  fluctuations in  the average life  and
             price sensitivity which  are the primary  risks associated with  this type  of security.   Such
             tests are usually subject to regulatory review.

         Except for U.S. Government securities, the  Company has no securities with any issuer that  exceeds
         10% of stockholders' equity.

B.      Maturities and Associated Yields
        The following  table presents the  maturities for those  securities available for  sale and  held to maturity as of December 31, 1999 and weighted average yield for each range of maturities.

                                                              Maturities and Yields
                                                                December 31, 1999
      ($ in thousands except for % data)   < 1 Year 1-5 Years 5-10 Years > 10 Years   None     Total
                                           -------- --------- ---------- ----------   ----    -------
      Available for Sale
      ------------------
        U.S. Treasury                      $   ---     5,203       961        ---      ---    $ 6,164
                                               ---%     6.03%     5.67%       ---%     ---%      5.97%
        U.S. Government agencies             4,001     5,854    23,188     14,455      ---     47,498
                                              5.95%     6.20%     6.53%      6.67%     ---%      6.48%
        Mortgage-backed securities             ---       ---     2,142     11,035      ---     13,177
                                               ---%      ---%     5.97%      7.16%     ---%      6.95%
        States and Political                   ---     1,701       494      1,287      ---      3,482
         Subdivision - taxable                 ---%     7.24%     7.40%      7.77%     ---%      6.73%

        States and Political Subdivision       ---     5,710     8,436     13,990      ---     28,136
         - nontaxable(1)                       ---%     7.20%     7.36%      7.03%     ---%      7.16%

        Corporate                              ---       992     6,299      6,354      ---     13,645
                                               ---%     6.23%     6.75%      6.79%     ---%      6.73%
        Federal Home Loan Bank stock           ---       ---       ---        ---    1,329      1,329
                                               ---%      ---%      ---%       ---%    7.75%      7.75%
        Federal Reserve Bank stock             ---       ---       ---        ---      247        247
                                               ---%      ---%      ---%       ---%    6.00%      6.00%
        Other securities                       167       ---       ---        ---      ---        167
                                              5.67%      ---%      ---%       ---%     ---%      5.67%
                                             -----    ------    ------     ------   ------    -------
         Total                               4,168    19,460    41,520     47,121    1,576    113,845
                                              5.94%     6.54%     6.69%      6.94%    7.52%      6.75%
      Held to Maturity
      ----------------
        U.S. Treasury                          500       ---       ---        ---      ---        500
                                              5.09%      ---%      ---%       ---%     ---%      5.09%
        U.S. Government agencies               ---     4,500     1,000        ---      ---      5,500
                                               ---%     5.66%     3.96%       ---%     ---%      5.35%
        Mortgage-backed securities             ---        14       102        247      ---        363
                                               ---%     9.00%     7.67%      7.26%     ---%      7.44%
        States and Political                   400     1,072       358        200      ---      2,030
         Subdivision - taxable                6.40%     6.98%     7.03%      9.00%     ---%      7.07%

        States and Political                 1,701    10,283     2,416        854      ---     15,254
         Subdivision - nontaxable             6.86%     7.32%     7.62%      7.09%     ---%      7.30%

        Corporate                              ---       ---       ---        ---      ---        ---
                                               ---%      ---%      ---%       ---%     ---%       ---%
        Other securities                       ---       ---       ---        ---      ---        ---
                                               ---%      ---%      ---%       ---%     ---%       ---%
                                             -----    ------    ------     ------   ------     ------
         Total                               2,601    15,869     3,876      1,301      ---     23,647
                                              6.45%     6.83%     6.62%      7.42%     ---%      6.78%

(1)     Rates shown represent weighted average yield on a fully taxable basis.

III.    Loan Portfolio
        --------------

        The Company concentrates its lending activities in commercial and industrial loans, real estate mortgage loans both residential and business, and loans to individuals. The following tables set forth (i) a comparison of the Company's loan portfolio by major category of loans as of the dates indicated and (ii) the maturities and interest rate sensitivity of the loan portfolio at December 31, 1999.

        A.   Types of Loans

                                                  December 31,
         ($ in thousands)            1999     1998     1997     1996     1995
                                       ----     ----     ----     ----     ----
         Commercial and industrial
          loans                    $149,386  110,509  101,379   87,519   59,609
         Real estate mortgage
          loans                      58,829   48,724   42,969   43,917   45,589
         Real estate construction
          loans                      14,669   12,827    8,510    6,295    6,007
         Loans to individuals        73,825   69,493   66,635   60,991   56,920
                                   --------  -------  -------  -------  -------
          Total loans               296,709  241,553  219,493  198,722  168,125

         Less unearned income and
          deferred fees              (1,916)  (2,296)  (2,503)  (2,549)  (2,307)
                                   --------  -------  -------  -------  -------
          Total loans, net of
           unearned income          294,793  239,257  216,990  196,173  165,818

         Less allowance for loans
          losses                     (3,231)  (2,679)  (2,438)  (2,575)  (2,625)
                                   --------  -------  -------  -------  -------
          Total loans, net         $291,562  236,578  214,552  193,598  163,193
                                   ========  =======  =======  =======  =======

        B.   Maturities and Interest Rate Sensitivities



                                                  December 31, 1999
                                                             After
            ($ in thousands)          <1 Year   1-5 Years   5 Years     Total
                                      -------   ---------   -------     -----
            Commercial and
             industrial               $52,277     61,749     35,360     149,386
            Real estate
             construction              14,669        ---        ---      14,669
            Less loans with
             predetermined interest
             rates                     31,052     26,567     34,878      92,497
                                      -------     ------     ------     -------
            Loans with adjustable
             rates                    $35,894     35,182        482      71,558
                                      =======     ======     ======     =======

        C.   Risk Elements

         1.  Nonaccrual, Past Due and Restructured Loans

             The following table presents aggregate amounts for nonaccrual loans, restructured loans, other real estate owned, net and accruing loans which are contractually past due ninety days or more as to interest or principal payments.

                                                       December 31,
            ($ in thousands)                1999    1998   1997    1996   1995
                                            ----    ----   ----    ----   ----
            Nonaccrual loans:
              Commercial and industrial     $   65   ---       55    121    270
              Real estate mortgage              33    28       32    495    418
              Real estate construction         ---   ---      ---    ---    ---
              Loans to individuals              53   ---      ---    ---     30
                                            ------ -----    ----- ------  -----
                                            $  151    28       87    616    718
            Restructured loans:
              Commercial and industrial         40   ---      ---    ---    ---
                                            ------ -----    ----- ------  -----
             Total nonperforming loans      $  191    28       87    616    718

            Other real estate owned, net       447   628      421    474    762
                                            ------ -----    ----- ------  -----
             Total nonperforming assets     $  638   656      508  1,090  1,480
                                            ====== =====    ===== ======  =====
            Accruing loans past due 90
            days or more:
              Commercial and industrial     $   99   186       82     14     11
              Real estate mortgage             704   160      358    252    250
              Real estate construction         ---   ---      ---    ---    ---
              Loans to individuals             274   204      232    192    313
                                            ------ -----    ----- ------  -----
                                            $1,077   550      672    458    574
                                            ====== =====    ===== ======  =====

             The effect of nonaccrual and restructured loans on interest income is presented below:
             ($ in thousands)                            1999    1998     1997
                                                         ----    ----     ----
             Scheduled interest:
               Nonaccrual loans                          $  13        4      8
               Restructured loans                          ---      ---    ---
                                                         -----    -----  -----
                  Total scheduled interest               $  13        4      8
                                                         =====    =====  =====
             Recorded interest:
               Nonaccrual loans                          $ ---      ---      1
               Restructured loans                          ---      ---    ---
                                                         -----    -----  -----
                  Total recorded interest                $ ---      ---      1
                                                         =====    =====  =====

             Interest is recognized on the cash basis for all loans carried in nonaccrual status. Loans generally are placed in nonaccrual status when the collection of principal or interest is ninety days or more past due, unless the obligation is both well-secured and in the process of collection.

         2.  Potential Problem Loans

             At December 31, 1999, the recorded investment in loans which have been identified as impaired loans totaled $317,000. Of this amount, $95,000 related to loans with no valuation allowance and $222,000 related to loans with a corresponding valuation allowance of $154,000. For the year-ended December 31, 1999, the average recorded investment in impaired loans was approximately $292,000 and the total interest income recognized on impaired loans was $13,000 of which $0 was recognized on a cash basis.

             At December 31, 1998, the recorded investment in loans which have been identified as impaired loans totaled $373,000. Of this amount, $228,000 related to loans with no valuation allowance and $145,000 related to loans with a corresponding valuation allowance of $145,000. For the year ended December 31, 1998, the average recorded investment in impaired loans was approximately $387,000, and the total interest income recognized on impaired loans was $32,000 of which $0 was recognized on a cash basis.

         3.  Foreign Outstandings

             At December 31, 1999, 1998 and 1997, there were no foreign outstandings.

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

             At December 31, 1999 and 1998, approximately $130 million and $94 million, respectively, of the loan portfolio were concentrated in commercial real estate. This represents approximately 44% and 39% of the loan portfolio at December 31, 1999 and 1998, respectively. Included in commercial real estate at December 31, 1999 and 1998 was approximately $85 million and $64 million, respectively, in loans for college housing and professional office buildings. Loans secured by residential real estate were approximately $74 million and $67 million at December 31, 1999 and 1998, respectively. This represents approximately 25% and 28% of the loan portfolio at
             December 31, 1999 and 1998, respectively. Loans secured by automobiles were approximately $33 million and $32 million at December 31, 1999 and 1998, respectively. This represents approximately 11% of the loan portfolio at December 31, 1999 and 13% at December 31, 1998.

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

 IV.    Summary of Loan Loss Experience
        -------------------------------

   A.   Analysis of the Allowance for Loan Losses

        The following tabulation  shows average  loan balances at  the end  of each period;  changes in  the allowance for loan losses arising from loans charged off and recoveries  on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:
                                                                            December 31,
            ($ in thousands)                               1999      1998       1997      1996       1995
                                                           ----      ----       ----      ----       ----
            Average loans outstanding                   $266,431    225,613   204,540    177,419   160,643
                                                        ========    =======   =======    =======   =======
            Balance at beginning of year                   2,679      2,438     2,575      2,625     2,551

            Charge-offs:
             Commercial and industrial loans                 185         32       257         95        23
             Real estate mortgage loans                       33         80       ---         11         9
             Real estate construction loans                  ---        ---       ---        ---       ---
             Loans to individuals                            760        526       422        400       259
                                                        --------    -------   -------    -------   -------
                  Total loans charged off                    978        638       679        506       291
                                                        --------    -------   -------    -------   -------
            Recoveries:
             Commercial and industrial loans                  51        ---        70          4        10
             Real estate mortgage loans                        1          2       ---         64        16
             Real estate construction loans                  ---        190       ---        ---       ---
             Loans to individuals                             78         63        37         57        57
                                                        --------    -------   -------    -------   -------
                  Total recoveries                           130        255       107        125        83
                                                        --------    -------   -------    -------   -------
            Net loans charged off                            848        383       572        381       208
            Additions charged to operations                1,400        624       435        331       282
                                                        --------    -------   -------    -------   -------
            Balance at end of year                      $  3,231      2,679     2,438      2,575     2,625
                                                        ========    =======   =======    =======   =======
            Net charge-offs to average net loans
             outstanding                                    0.32%      0.17%     0.28%      0.21%     0.13%

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

   B.   Allocation of the Allowance for Loan Losses

        The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:
                                                       December 31,

                       1999                1998                 1997                  1996                 1995
                       ----                ----                 ----                  ----                 ----
                          Percent               Percent             Percent              Percent               Percent
                             of                   of                   of                   of                   of
                          Loans in             Loans in             Loans in             Loans in             Loans in
                            Each                 Each                 Each                 Each                 Each
                          Category             Category             Category             Category             Category
  ($ in        Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total
   thousands)    Amount    Loans     Amount      Loans     Amount    Loans      Amount    Loans      Amount     Loans
               --------- ---------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
 Commercial
  and
  industrial
  loans         $  555     50.35%        222     45.75%      213       46.18%    403      44.04%       411      35.46%

 Real estate
  mortgage
  loans            119     19.83%         73     20.17%       67       19.58%    305      22.10%       363      27.12%

 Real estate
  construction
  loans            ---      4.94%        ---      5.31%      ---        3.88%     51       3.17%       100       3.57%

 Loans to
  individuals      978     24.88%        497     28.77%      416       30.36%    504      30.69%       271      33.85%

 Unallocated     1,579                 1,887               1,742               1,312                 1,480
                ------                ------              ------              ------                ------

                $3,231    100.00%      2,679    100.00%    2,438      100.00%  2,575     100.00%     2,625     100.00%
                ======    ======      ======    ======    ======      ======  ======     ======     ======     ======




Loan Loss Allowance
-------------------

   The adequacy of the allowance for loan losses is based on management's judgement and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit as well as other internal and external factors such as general economic conditions.

   The evaluation of the allowance for loan losses is performed by the internal credit review department.

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

V. Deposits
   --------

   A.   Average Amounts of Deposits and Average Rates Paid

        Average amounts and average rates paid on deposit categories in excess of 10% of average total deposits are presented below:

                                                 December 31,

                                     1999             1998            1997
                                     ----             ----            ----
                                        Average         Average          Average
                                Average  Rates  Average  Rates  Average   Rates
            ($ in thousands)    Amounts   Paid  Amounts   Paid  Amounts   Paid
                                ------- ------- ------- ------- -------  -------

           Noninterest-bearing
            demand deposits    $ 55,700    ---    49,552   ---    44,193   ---

           Interest-bearing
            demand deposits      85,284   2.50%   77,842  2.83%   75,519  2.86%

           Savings deposits      46,792   2.59%   47,475  3.18%   47,781  3.29%

           Time deposits        203,807   5.22%  185,101  5.51%  171,946  5.44%
                               --------          -------         -------

             Average total
              deposits         $391,583   4.16%  359,970  4.48%  339,439  4.43%
                               ========          =======         =======


   B.   Time Deposits of $100,000 or More

        The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:


                                                December 31, 1999

                                           Over 3     Over 6
                                    3      Months     Months
                                  Months  Through 6  Through 12  Over 12
            ($ in thousands)     or Less   Months      Months    Months   Total
                                 -------  ---------  ----------  -------  -----
            Certificates of
             deposit             $46,801      34,200    71,164   67,055  219,220

            Other time deposits   35,590      27,526    54,381   55,551  173,048
                                 -------      ------    ------   ------  -------
              Total time
               deposits of
               $100,000 or more  $11,211       6,674    16,783   11,504   46,172
                                 =======      ======    ======   ======  =======

 VI.    Return on Equity and Assets
        ---------------------------

        The ratio of net income to average stockholders' equity and to average total assets, and certain other ratios are presented below:

                                                     December 31,
                                               1999      1998     1997
                                               ----      ----     ----
        Return on average assets                1.56%     1.61%   1.66%
        Return on average equity(1)            12.61%    11.66%  12.21%
        Dividend payout ratio                  39.70%    41.29%  39.31%
        Average equity to average assets(1)    12.37%    13.84%  13.57%

        (1) Includes amount related to common stock subject to ESOP put option excluded from stockholders' equity on the Consolidated Balance Sheets for 1998 and 1997.

Item 2.  Properties
-------------------

   Bankshares' headquarters, including the Main Office of NBB, are located at 100 South Main Street, Blacksburg, Virginia. In addition to the Bank's Main Office location, NBB owns nine branch offices: three in the Town of Blacksburg; one in the Town of Christiansburg; one in Montgomery County; and three in the County of Giles and one in the City of Galax. An additional tract of land has been acquired for the construction of a tenth branch.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

   None

                      Executive Officers of the Registrant
                      ------------------------------------

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 11, 2000.

The following is a list of names and ages of all executive officers of Bankshares; their terms of office as officers; the positions and offices within Bankshares held by each officer; and each person's principal occupation or employment during the past five years.

                                                              Year Elected an
                Name         Age  Offices and Positions Held  Officer/Director
                ----         ---  --------------------------  ----------------
         James G. Rakes      55   Chairman, President and           1986
                                  Chief Executive Officer,
                                  National Bankshares, Inc.;
                                  and President and Chief
                                  Executive Officer of The
                                  National Bank of Blacksburg
                                  since 1983.

         J. Robert Buchanan  48   Treasurer, National               1998
                                  Bankshares, Inc.; Senior
                                  Vice President/Chief
                                  Financial Officer of The
                                  National Bank of Blacksburg,
                                  since January 1, 1998; prior
                                  thereto Senior Vice
                                  President, Treasurer and
                                  Chief Financial Officer,
                                  Premier Bankshares Corporate
                                  since 1991.

         Marilyn B. Buhyoff  51   Secretary & Counsel,              1989
                                  National Bankshares, Inc.;
                                  and Senior Vice President/
                                  Administration since 1992,
                                  of The National Bank of
                                  Blacksburg.

         F. Brad Denardo     47   Corporate Officer, National       1989
                                  Bankshares, Inc.; and
                                  Executive Vice President/
                                  Loans since 1989 of The
                                  National Bank of Blacksburg.

Except for J. Robert Buchanan, each of the executive officers listed above have served Bankshares and/or its subsidiaries in the aforementioned executive capacity for the past five years.

                                     Part II
                                     -------


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

   Effective December 1, 1999, National Bankshares, Inc.'s common stock began trading on the Nasdaq SmallCap Market under the symbol "NKSH". Prior to December 1, 1999, National Bankshares, Inc.'s common stock was traded on a limited basis in the over-the-counter market and was not listed on any exchange or quoted on Nasdaq. As of March 15, 2000, there were 1,103 stockholders of Bankshares common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 1999 and 1998. Prices prior to December 1, 1999 do not necessarily reflect the prices which would have prevailed had there been an active trading market, nor do they reflect unreported trades, which may have been at lower or higher prices.

   Information concerning Market Price and Dividend Data is set forth under "Common Stock Information and Dividends" on page 11 of Bankshares' 1999 Annual Report to Stockholders and is incorporated herein by reference.


Item 6.  Selected Financial Data
--------------------------------

   The  table entitled  "Selected  Consolidated Financial  Data"  on page  4  of
Bankshares' 1999 Annual Report to Stockholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

   The information contained under "Management's Discussion and Analysis" on pages 5 through 11 of Bankshares' 1999 Annual Report to Stockholders is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

   See "Analysis of Interest Rate Sensitivity" set forth below. Additional information is set forth under the section "Interest Rate Sensitivity" on page 5 and the section "Derivatives and Market Risk Exposure" on page 9 of Bankshares' 1999 Annual Report to Stockholders and is incorporated herein by reference.

Analysis of Interest Rate Sensitivity

The following discussion of interest rate sensitivity contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section  21E of  the Securities  Exchange  Act of  1934.   The Company's  actual
results could differ materially from those set forth in the forward-looking statements.

The table below sets forth, as of December 31, 1999, the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap ratio. The table sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contracted terms.

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

An interest rate sensitivity gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to affect adversely net interest income while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income, while a positive gap would generally tend to affect adversely net interest income. The Company's future earnings may be adversely affected by a sharp upturn in interest rates as the Company is liability sensitive for a period extending beyond five years. In a falling rate environment, earnings might benefit to a certain degree from this position, because assets at higher rate levels would reprice downward at a slower rate than interest sensitive liabilities.

In prior years, the Company has used its securities available for sale as a primary means to counter movements in interest rates. At December 31, 1999, this portfolio contained a substantial amount of longer term securities with call features. Due to overall increase in interest rate levels these securities have not been called as originally anticipated. The rising interest rate levels also resulted in a substantial increase in net unrealized losses making the sale of these securities impractical. At present and for an indeterminate amount of time in the future, the Company will not be able to use the securities available for sale portfolio to respond to interest rate movements to the extent possible in recent years. This risk can be mitigated, however, by funds management, specifically through use of credit instruments offered by the Federal Home Loan Bank. Accordingly, the Company's vulnerability to upward movements of interest rates has increased.

An interest-sensitivity table  showing all major interest  sensitive asset and liability categories  for the time intervals indicated and cumulative "gaps" for each interval is set forth on the following table.

                 Interest Rate                                     December 31, 1999
              Sensitivity Table (1)              Interest-sensitive (days)
                                                                                1-5       >5
    ($ in thousands)                             1-90      91-180   181-365    Years     Years    Total
                                                 ----      ------   -------    -----     -----    -----
   Interest-earning assets:
    Commercial and industrial loans            $  31,713     6,345     7,416   64,641    39,206  149,321
    Real estate mortgage loans                     8,953     1,030     2,546   29,562    16,705   58,796
    Real estate construction loans                11,484       655     2,530      ---       ---   14,669
    Loans to individuals                          11,556     5,251     8,689   37,144     9,216   71,856
                                               ---------  --------  --------  -------   -------  -------
      Total loans, net of unearned income (2)  $  63,706    13,281    21,181  131,347    65,127  294,642
                                               ---------  --------  --------  -------   -------  -------
    Federal funds sold                             2,800       ---       ---      ---       ---    2,800
    Interest bearing deposits                      9,219       ---       ---      ---       ---    9,219
    Securities available for sale (3)              2,407       407     1,318   28,263    81,450  113,845
    Securities held to maturity (3)                1,818       710     1,399   16,375     3,345   23,647
    Mortgage loans held for sale                     229       ---       ---      ---       ---      229
                                               ---------  --------  --------  -------   -------  -------
      Total interest-earning assets            $  80,179    14,398    23,898  175,985   149,922  444,382
                                               =========  ========  ========  =======   =======  =======
   Interest-bearing liabilities:
    Interest-bearing demand deposits           $  88,385       ---       ---      ---       ---   88,385
    Savings deposits                              44,834       ---       ---      ---       ---   44,834
    Time deposits                                 46,801    34,200    71,164   67,055       ---  219,220
    Other borrowings                              10,460       ---       ---      ---       ---   10,460
                                               ---------  --------  --------  -------   -------  -------
      Total interest-bearing liabilities       $ 190,480    34,200    71,164   67,055       ---  362,899
                                               =========  ========  ========  =======   =======  =======
   Cumulative ratio of interest-
    sensitive assets to interest-
    sensitive liabilities                            .42       .42       .40      .81      1.22     1.22
   Cumulative interest-sensitivity gap         $(110,301) (130,103) (177,369) (68,439)   81,483   81,483
                                               =========  ========  ========  =======   =======  =======

(1)     The  Company is  sensitive to  interest rate  changes, as  liabilities generally  reprice or
        mature   before  interest-earning  assets.  The  above  gap  table  reflects  the  Company's rate-sensitive  position at  December 31,  1999, and  is not  necessarily reflective  of its position throughout  the year.  The  carrying amounts of interest-rate  sensitive assets and liabilities are presented in the periods in which they reprice to market rates or mature and are summed to show the interest-rate sensitivity gap.
(2)     Excludes nonaccrual loans.
(3)     Call features  on certain securities, if exercised,  could have the effect  of materially shortening the average life of the investment portfolio.  The exercise of a call feature is  dependent upon the rate environment.  The call decision is at the issuers discretion and ultimate benefit.


   The Company also uses simulation analysis to forecast its balance sheet and monitor interest rate sensitivity. One test used by NBI is shock analysis which measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock of 100, 200, and 300 basis points and the effects on net income and return on average assets and return on average equity at December 31, 1999.

          ($ in thousands, except for percent data)

             Rate       Net          Return on           Return on
            Shift      Income     Average Equity      Average Assets
            -----      ------     --------------      --------------

              300     $ 5,773         10.40%               1.24%

              200       6,614         11.83%               1.42%

              100       7,449         13.23%               1.60%

           (-)100       9,103         15.94%               1.95%

           (-)200       9,921         17.26%               2.12%

           (-)300      10,331         17.91%               2.21%


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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

   The following consolidated financial statements of the Registrant and the Independent Auditors' Report set forth on pages 12 through 35 of Bankshares' 1999 Annual Report to Stockholders are incorporated herein by reference:

   1.   Independent Auditors' Report

   2.   Consolidated Balance Sheets - December 31, 1999 and 1998

   3. Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 1999, 1998 and 1997

   4. Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1999, 1998 and 1997

   5. Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

   6. Notes to Consolidated Financial Statements - December 31, 1999, 1998 and 1997

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

   None.

                                    Part III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

   Executive Officers of Bankshares as of December 31, 1999 are listed on page 32 herein.

   Information with respect to the directors of Bankshares is set out under the caption "Election of Directors" on pages 2 through 4 of Bankshares' Proxy Statement dated March 15, 2000, which information is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

   The information set forth under "Executive Compensation" on pages 5 through 6 of Bankshares' Proxy Statement dated March 15, 2000 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

   The information set forth under "Voting Securities and Stock Ownership" on page 1 and under "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Directors and Executive Officers" on pages 1 and 2 of Bankshares' Proxy Statement dated March 15, 2000 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

   The information contained under "Certain Transactions With Officers and Directors" on page 11 of Bankshares' Proxy Statement dated March 15, 2000 is incorporated herein by reference.


                                     Part IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

 (a)    The following documents are filed as part of this report:

                                                           1999 Annual Report
                                                        To Stockholders Page(s)*
                                                        ------------------------


        1.   Financial Statements:
             --------------------

             Independent Auditors' Report                          12

             Consolidated Balance Sheets -
               December 31, 1999 and 1998                          13

             Consolidated Statements of
               Income and Comprehensive
               Income - Years ended December
               31, 1999, 1998 and 1997                             14

             Consolidated Statements of Changes
               in Stockholders' Equity - Years
               ended December 31, 1999, 1998 and
               1997                                                15

             Consolidated Statements of Cash
               Flows - Years ended December 31,
               1999, 1998 and 1997                                 16

             Notes to Consolidated
               Financial Statements - December
               31, 1999, 1998 and 1997                            17-35

        2.   Financial Statement Schedules:
             -----------------------------

             None





* Incorporated by reference from the indicated pages of the 1999 Annual Report to Stockholders.

        3.   Exhibits:
             --------
                                                        Page No. in
        Exhibit No.           Description            Sequential System
        -----------           -----------            -----------------
            3(i)    Articles of Incorporation, as  (incorporated
                    amended, of National           herein by
                    Bankshares, Inc.               reference to
                                                   Exhibit 3(a) of
                                                   the Annual Report on
                                                   Form 10K for
                                                   fiscal year ended
                                                   December 31, 1993)
            4(i)    Specimen copy of certificate   (incorporated
                    for National Bankshares, Inc.  herein by
                    common stock, $2.50 par value  reference to
                                                   Exhibit 4(a) of
                                                   the Annual Report on
                                                   Form 10K for
                                                   fiscal year ended
                                                   December 31, 1993)
            4(i)    Article Four of the Articles   (incorporated
                    of Incorporation of National   herein by
                    Bankshares, Inc. included in   reference to
                    Exhibit No. 3(a))              Exhibit 4(b) of
                                                   the Annual Report on
                                                   Form 10K for
                                                   fiscal year ended
                                                   December 31, 1993)
         10(ii)(B)  Computer software license      (incorporated
                    agreement dated June 18, 1990, herein by
                    by and between Information     reference to
                    Technology, Inc. and The       Exhibit 10(e) of
                    National Bank of Blacksburg    the Annual Report on
                                                   Form 10K for
                                                   fiscal year ended
                                                   December 31, 1992)
        *10(iii)(A) Employment Agreement dated     (incorporated
                    January 1, 1992, by and        herein by
                    between National Bankshares,   reference to
                    Inc. and James G. Rakes        Exhibit 10(a) of
                                                   the Annual Report on
                                                   Form 10K for
                                                   fiscal year ended
                                                   December 31, 1992)
        *10(iii)(A) Capital Accumulation Plan      (incorporated
                    (included in Exhibit No.       herein by
                    10(a))                         reference to
                                                   Exhibit 10(b) of
                                                   the Annual Report on
                                                   Form 10K for
                                                   fiscal year ended
                                                   December 31, 1992)

                                                        Page No. in
        Exhibit No.           Description            Sequential System
        -----------           -----------            -----------------
        *10(iii)(A) Employee Lease Agreement dated (incorporated
                    May 7, 1992, by and between    herein by
                    National Bankshares, Inc. and  reference to
                    The National Bank of           Exhibit 10(c) of
                    Blacksburg                     the Annual Report on
                                                   Form 10K for
                                                   fiscal year ended
                                                   December 31, 1992)
        *10(iii)(A) National Bankshares, Inc.      (incorporated  herein
                    1999 Stock Option Plan         by    reference    to
                                                   Exhibit  4.3  of  the
                                                   Form  S-8,  filed  as
                                                   Registration      No.
                                                   333-79979  with   the
                                                   Commission  on   June
                                                   4, 1999)
           13(i)    1999 Annual Report to
                    Stockholders (such Report,
                    except to the extent
                    incorporated herein by
                    reference, is being furnished
                    for the information of the
                    Commission only and is not
                    deemed to be filed as part of
                    this Report on Form 10-K)
           21(i)    Subsidiaries of National
                    Bankshares, Inc.
             23     Consent of KPMG LLP to
                    incorporation by reference of
                    independent auditors' report
                    incorporated by reference in
                    this Form 10-K, into
                    registrant's registration
                    statement on Form S-8.
             27     Financial Data Schedule

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

                               National Bankshares, Inc.

                         BY:   /s/James G. Rakes
                               -------------------------------------
                               James G. Rakes, Chairman,
                               President and Chief Executive Officer

                         DATE: March 29, 2000
                               -------------------------------------

                         BY:   /s/J. Robert Buchanan
                               -------------------------------------
                               J. Robert Buchanan
                               Treasurer (Principal Financial Officer)

                         DATE: March 29, 2000
                               -------------------------------------

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       Name                      Date           Title
       ----                      ----           -----
                                                Director and Vice
       ------------------------- -------------- Chairman of the Board
       C. L. Boatwright
       /s/L. A. Bowman           March 29, 2000 Director
       ------------------------- --------------
       L. A. Bowman
       /s/A. A. Crouse           March 29, 2000 Director
       ------------------------- --------------
       A. A. Crouse
       /s/J. A. Deskins, Sr.     March 29, 2000 Director
       ------------------------- --------------
       J. A. Deskins, Sr.
       /s/P. A. Duncan           March 29, 2000 Director
       ------------------------- --------------
       P. A. Duncan
       /s/C. L. Forrester        March 29, 2000 Director
       ------------------------- --------------
       C. L. Forrester
       /s/W. T. Peery            March 29, 2000 Director
       ------------------------- --------------
       W. T. Peery
       /s/J. G. Rakes            March 29, 2000 Chairman of the Board
       ------------------------- -------------- President and Chief
       J. G. Rakes                              Executive Officer -
                                                National Bankshares, Inc.
       /s/J. R. Stewart          March 29, 2000 Director
       ------------------------- --------------
       J. R. Stewart

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
                                                     December 31, 1992)

                                                          Page No. in
        Exhibit No.            Description             Sequential System
        -----------            -----------             -----------------
        *10(iii)(A) Employee Lease Agreement dated   (incorporated
                    May 7, 1992, by and between      herein by
                    National Bankshares, Inc. and    reference to
                    The National Bank of Blacksburg  Exhibit 10(c) of
                                                     the Annual Report on
                                                     Form 10K for
                                                     fiscal year ended
                                                     December 31, 1992)
        *10(iii)(A) National Bankshares, Inc. 1999   (incorporated  herein
                    Stock Option Plan                by    reference    to
                                                     Exhibit  4.3  of  the
                                                     Form  S-8,  filed  as
                                                     Registration      No.
                                                     333-79979  with   the
                                                     Commission  on   June
                                                     4, 1999)

           13(i)    1999 Annual Report to
                    Stockholders (such Report,
                    except to the extent
                    incorporated herein by
                    reference, is being furnished
                    for the information of the
                    Commission only and is not
                    deemed to be filed as part of
                    this Report on Form 10-K)
           21(i)    Subsidiaries of National
                    Bankshares, Inc.

            23      Consent of KPMG LLP to
                    incorporation by reference of
                    independent auditors' report
                    incorporated by reference in
                    this Form 10-K, into
                    registrant's registration
                    statement on Form S-8.
            27      Financial Data Schedule

* Indicates a management contract or compensatory plan required to be filed herein.