Form 10-Q
period 2000-03-31
NATIONAL BANKSHARES INC
filed 2000-05-12
CIK 796534

United States
                      Securities and Exchange Commission
                           Washington, D. C.  20549

                                  Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the Quarterly Period Ended                        Commission File Number:
March 31, 2000                                                       0-15204


                          National Bankshares, Inc.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     Virginia                                                    54-1375874
-----------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


101 Hubbard Street
P.O. Box 90002
Blacksburg, Virginia                                               24062-9002
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

(Registrant's telephone number, including area code)            (540)552-2011
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


               Yes     X           No
                     -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                Outstanding at April 28, 2000
-------------------------------             ---------------------------------
Common Stock, $2.50 Par Value                           3,516,977





                       (This report contains 30 pages)
                  National Bankshares, Inc. and Subsidiaries

                                  Form 10-Q

                                    Index




                                                                      Page
                                                                      ----

Part I    Financial Information
----------------------------------------

     Item 1 - Financial Statements

          Consolidated Balance Sheets, March 31, 2000
           and December 31, 1999                                       3-4

          Consolidated Statements of Income and
           Comprehensive Income, Three Months Ended
           March 31, 2000 and 1999                                     5-6

          Consolidated Statements of Changes in
           Stockholders' Equity, Three Months Ended
           March 31, 2000 and 1999                                      7

          Consolidated Statements of Cash Flows,
           Three Months Ended March 31, 2000 and 1999                  8-9


     Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations               10-25


     Item 3 - Quantitative and Qualitative Disclosures About
          Market Risk                                                 26-28

Part II   Other Information
----------------------------

     Items 1 - 3 - Legal Proceedings; Changes in
          Securities and Use of Proceeds;
          Defaults Upon Senior Securities                              29

     Item  4 - Submission of Matters to a Vote of
          Security Holders                                             29

     Item  5 - Other Information                                       29

     Item  6 - Exhibits and Reports on Form 8-K                        29

Signatures                                                             30
----------

                National Bankshares, Inc. and Subsidiaries
                       Consolidated Balance Sheets
                   March 31, 2000 and December 31, 1999
                               (Unaudited)

                                                March 31,   December 31,
($000's, except share and per share data)          2000         1999
                                              ============= ============
Assets
Cash and due from banks                           $ 13,053        13,311
Interest-bearing deposits                            6,073         9,219
Federal funds sold                                  10,455         2,800
Securities available for sale                      118,450       113,845
Securities held to maturity (fair value
 $22,215 in 2000 and $23,496 in 1999)               22,421        23,647
Mortgage loans held for sale                           695           229
Loans:
   Real estate construction loans                   15,211        14,669
   Real estate mortgage loans                       60,387        58,829
   Commercial and industrial loans                 152,844       149,386
   Loans to individuals                             74,715        73,825
                                                  --------       -------
            Total loans                            303,157       296,709

   Less unearned income and deferred fees           (2,008)       (1,916)
                                                  --------       -------
            Loans, net of unearned income
             and deferred fees                     301,149       294,793
   Less allowance for loan losses                   (3,452)       (3,231)
                                                  --------       -------
            Loans, net                             297,697       291,562
                                                  --------       -------
Bank premises and equipment, net                     8,521         8,506
Accrued interest receivable                          4,055         4,014

Other real estate owned, net                           415           447
Other assets                                         4,509         4,554
                                                  --------       -------
            Total assets                          $486,344       472,134
                                                  ========       =======
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits               $ 56,538        54,748

Interest-bearing demand deposits                    88,541        88,385
Savings deposits                                    44,216        44,834
Time deposits                                      229,926       219,220
                                                  --------       -------
            Total deposits                         419,221       407,187
                                                  --------       -------
Other borrowed funds                                   177        10,460
Long-term debt                                      10,000           ---
Accrued interest payable                               660           651
Other liabilities                                    1,635         1,113
                                                  --------       -------
            Total liabilities                      431,693       419,411
                                                  --------       -------


                                     -3-                (Continued)

Stockholders' equity:
   Preferred stock of no par value.
    Authorized 5,000,000 shares; none issued
    and outstanding                                    ---           ---
   Common stock of $2.50 par value.
    Authorized 5,000,000 shares; issued and
    outstanding 3,516,977 shares in 2000 and
    3,792,833 in 1999                                8,792         8,792
   Retained earnings                                49,236        47,384
   Accumulated other comprehensive (loss)           (3,377)       (3,453)

                                                  --------       -------
            Total stockholders' equity              54,651        52,723
Commitments and contingent liabilities
                                                  --------       -------
            Total liabilities and
             stockholders' equity                 $486,344       472,134
                                                  ========       =======



































See accompanying notes to unaudited consolidated financial statements.

                National Bankshares, Inc. and Subsidiaries
        Consolidated Statements of Income and Comprehensive Income
                Three Months Ended March 31, 2000 and 1999
                               (Unaudited)
                                                 March 31,     March 31,
($000's, except per share data)                    2000         1999
                                               ============ ==============
Interest Income
Interest and fees on loans                       $    6,539        5,535
Interest on interest-bearing deposits                    46           29
Interest on federal funds sold                           51           53
Interest on securities - taxable                      1,660        1,877
Interest on securities - nontaxable                     548          595
                                                 ----------    ---------
           Total interest income                      8,844        8,089
                                                 ----------    ---------
Interest Expense
Interest on time deposits of $100,000 or more           641          666
Interest on other deposits                            3,079        2,768
Interest on other borrowed funds                         41            2
Interest on long-term debt                              125          ---
                                                 ----------    ---------
           Total interest expense                     3,886        3,436
                                                 ----------    ---------
           Net interest income                        4,958        4,653
Provision for loan losses                               353          232
                                                 ----------    ---------
           Net interest income after provision
            for loan losses                           4,605        4,421
                                                 ----------    ---------
Noninterest Income
Service charges on deposit accounts                     362          261
Other service charges and fees                           59           48
Credit card fees                                        219          163
Trust income                                            210          231
Other income                                             75           43
Realized securities gains, net                          ---           20
                                                 ----------    ---------
           Total noninterest income                     925          766
                                                 ----------    ---------
Noninterest Expense
Salaries and employee benefits                        1,558        1,559
Occupancy and furniture and fixtures                    299          257
Data processing and ATM                                 218          199
FDIC assessment                                          21           16
Credit card processing                                  214          156
Goodwill amortization                                     9            9
Net costs of other real estate owned                      3            3
Other operating expense                                 669          727
                                                 ----------    ---------
           Total noninterest expense                  2,991        2,926
                                                 ----------    ---------
Income before income tax expense                      2,539        2,261
Income tax expense                                      687          582
                                                 ----------    ---------

           Net income                                 1,852        1,679






                                     -5-                 (Continued)
Other comprehensive income (loss), net of
 taxes:
 Unrealized gains (losses) on securities
  available for sale                                     76         (881)
                                                 ----------    ---------

           Comprehensive Income                  $    1,928          798
                                                 ==========    =========

           Net income per share                  $     0.53         0.44
                                                 ==========    =========
           Weighted average number of common
            shares outstanding                    3,516,977    3,792,833
                                                 ==========    =========








































See accompanying notes to unaudited consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                            Common
                                                             Stock
                                               Accumulated  Subject
                                                  Other     To ESOP
    ($000's, except for per  Common  Retained Comprehensive   Put
     share data)              Stock  Earnings Income (Loss) Option   Total
                             ======  ====================== ======   =====

    Balances, December 31,
     1998                    $9,482    50,182      1,019    (2,180)  58,503
    Net income                  ---     1,679        ---       ---    1,679

    Unrealized gains
     (losses) on securities
     available for sale,
     net of tax (1)             ---       ---       (881)      ---     (881)
    Change in common stock
     subject to ESOP put
     option                     ---       ---        ---       (14)     (14)
                             ------    ------      -----    ------   ------

    Balances, March 31, 1999 $9,482    51,861        138    (2,194)  59,287
                             ======    ======      =====    ======   ======

    Balances, December 31,
     1999                    $8,792    47,384     (3,453)      ---   52,723
    Net income                  ---     1,852        ---       ---    1,852
    Unrealized gains
     (losses) on securities
     available for sale,
     net of tax (1)             ---       ---         76       ---       76
                             ------    ------      -----    ------   ------
    Balances, March 31, 2000 $8,792    49,236     (3,377)      ---   54,651
                             ======    ======      =====    ======   ======

    (1) Tax expense of $39 in 2000 and tax benefit of $454 for 1999.










See accompanying notes to unaudited consolidated financial statements.







                                       -7-                (Continued)

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                      March 31,    March 31,
  ($000's)                                              2000          1999
                                                     ===========  ===========
  Cash Flows from Operating Activities
  Net income                                             $ 1,852       1,679
  Adjustments to reconcile net income to net cash
   provided by operating activities:
       Provision for loan losses                             353         232
       Depreciation of bank premises and equipment           250         217
       Amortization of intangibles                            38          38
       Amortization of premiums and accretion of
        discounts, net                                        38         125
       Gains on sales and calls of securities
        available for sale, net                              ---         (20)
       Losses on other real estate owned                       1         ---
       (Increase) decrease in:
          Mortgage loans held for sale                      (466)      1,664
          Accrued interest receivable                        (41)        (98)
          Other assets                                       (32)        (29)
       Increase in:
          Accrued interest payable                             9          50
          Other liabilities                                  522         848
                                                         -------     -------
                 Net cash provided by operating
                  activities                               2,524       4,706
                                                         -------     -------

  Cash Flows from Investing Activities
  Net (increase) decrease in federal funds sold           (7,655)      2,590
  Net (increase) decrease in interest-bearing
   deposits                                                3,146      (7,103)
  Proceeds from calls and maturities of securities
   available for sale                                      4,149      11,363
  Proceeds from sales of securities available for
   sale                                                      355         ---
  Proceeds from calls and maturities of securities
   held to maturity                                        1,218       3,198
  Purchases of securities available for sale              (9,024)     (7,023)
  Purchases of loan participations                           ---      (4,800)
  Collections of loan participations                          14       1,991
  Net increase in loans made to customers                 (6,519)    (10,453)
  Proceeds from disposal of other real estate owned           31         ---
  Recoveries on loans charged off                             17          33
  Bank premises and equipment expenditures                  (265)       (520)
                                                         -------     -------
                Net cash used in investing
                 activities                              (14,533)    (10,724)
                                                         -------     -------







                                       -8-                    (Continued)

  Cash Flows from Financing Activities
  Net increase in time deposits                           10,706       2,154
  Net increase in other deposits                           1,328       3,345
  Net decrease in other borrowed funds                      (283)        (87)
                                                         -------     -------

                Net cash provided by financing
                 activities                               11,751       5,412
                                                         -------     -------
  Net decrease in cash and due from banks                   (258)       (606)
  Cash and due from banks at beginning of period          13,311      14,421
                                                         -------     -------
  Cash and due from banks at end of period               $13,053      13,815
                                                         =======     =======
  Supplemental Disclosure of Cash Flow Information

  Cash paid for interest                                 $ 3,877       3,386
                                                         =======     =======

  Cash paid for income taxes                             $   ---          20
                                                         =======     =======
  Loans charged to the allowance for loan losses         $   149          95
                                                         =======     =======
  Other borrowed funds converted to long-term debt       $10,000         ---
                                                         =======     =======

























See accompanying notes to unaudited consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 2000
                                   (Unaudited)


Note (1)

     The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB) and Bank of Tazewell County (BTC), (the Company), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 1999 Annual Report to Stockholders and additional information supplied in the 1999 Form 10-K.

Note (2)  Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                            For the periods ended
                                      March 31,            December 31,
                                    2000     1999       1999         1998
($000's, except for % data)      ========= ========= =========== ============
Balance at beginning of period   $  3,231     2,679       2,679       2,438

Provision for loan losses             353       232       1,400         624

Loans charged off                    (149)      (95)       (978)       (638)

Recoveries                             17        33         130         255
                                 --------  --------   ---------   ---------
Balance at the end of period     $  3,452     2,849       3,231       2,679
                                 ========  ========   =========   =========
Ratio of allowance for loan
losses to end of period loans,
net of unearned income and
deferred fees                        1.15%     1.13%       1.10%       1.12%
                                 ========  ========   =========   =========
Ratio of net charge-offs
(recoveries) to average loans,
net of unearned income and
deferred fees(1)                      .18%      .10%        .31%        .17%
                                 ========  ========   =========   =========
Ratio of allowance for loan
losses to nonperforming
loans(2)                         2,348.30% 1,656.40%   1,691.62%   9,567.86%
                                 ========  ========   =========   =========

(1)  Net charge-offs are on an annualized basis.
(2)  The   Company  defines   nonperforming  loans   as  total   nonaccrual  and
     restructured  loans.   Loans  90  days  past due  and  still  accruing  are
     excluded.

                                         March 31,           December 31,
  ($000's, except for % data)          2000     1999       1999        1998
                                     ======== ========   ========    ========

  Nonperforming Assets

   Nonaccrual loans                  $  147      172         151            28

   Restructured loans                   ---      ---          40           ---
                                     ------   ------      ------        ------

       Total nonperforming loans        147      172         191            28

   Foreclosed property                  415      628         447           628
                                     ------   ------      ------        ------
       Total nonperforming assets    $  562      800         638           656
                                     ======   ======      ======        ======
   Ratio of nonperforming assets to
    loans, net of unearned income and
    deferred fees, plus other real
    estate owned                        .19%     .32%        .22%          .27%
                                     ======   ======      ======        ======

  Accruing Loans Past Due 90 Days or More
  ---------------------------------------
   Past due 90 days or more and
    still accruing                   $  942    2,153       1,077           550
                                     ======   ======      ======        ======


   Ratio of loans past due 90 days or
    more to loans, net of unearned
    income and deferred fees            .31%     .85%        .37%          .23%
                                     ======   ======      ======        ======
  Impaired Loans
  --------------

   Total impaired loans              $  732      268         317           373
                                     ======   ======      ======        ======

   Impaired loans with a
    valuation allowance              $  221      145         222           145
   Valuation allowance                  (93)    (145)       (154)         (145)
                                     ------   ------      ------        ------
   Impaired loans net of allowance   $  128      ---          68           ---
                                     ======   ======      ======        ======
   Impaired loans with no
    valuation allowance              $  511      123          95           228
                                     ======   ======      ======        ======
   Average recorded investment
    in impaired loans                $  524      268         292           387
                                     ======   ======      ======        ======
   Income recognized on impaired
    loans                            $   13        4          13            32
                                     ======   ======      ======        ======
   Amount of income recognized
    on a cash basis                  $  ---      ---         ---           ---
                                     ======   ======      ======        ======

Note (3)  Securities

     The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of March 31, 2000 are as follows:

                                                March 31, 2000
                                              Gross        Gross
                              Amortized    Unrealized   Unrealized      Fair
   ($ in thousands)             Costs         Gains       Losses       Values
                              ---------    ----------   ----------     ------

   Available for sale:
     U.S. Treasury             $  6,245          ---          104       6,141
     U.S. Government
      agencies and
      corporations               53,813            8        2,724      51,097
     States and political
      subdivisions               34,271           99        1,223      33,147
     Mortgage-backed
      securities                 13,025           15          369      12,671
     Corporate debt
      securities                 14,346          ---          819      13,527
     Federal Home Loan
      Bank stock                  1,328          ---          ---       1,328
     Other securities               539          ---          ---         539
                               --------     --------     --------    --------
       Total securities
        available for sale     $123,567          122        5,239     118,450
                               ========     ========     ========    ========


     The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of March 31, 2000 are as follows:


                                               March 31, 2000
                                             Gross        Gross
                              Amortized   Unrealized   Unrealized      Fair
   ($ in thousands)             Costs        Gains       Losses       Values
                              ---------   ----------   ----------     ------
   Held to maturity:
     U.S. Government
      agencies and
      corporations            $  5,500           ---         240       5,260
     States and political
      subdivisions              16,571            84          54      16,601
     Mortgage-backed
      securities                   350             5           1         354
                              --------      --------    --------     -------

       Total securities
        held to maturity      $ 22,421            89         295      22,215
                              ========      ========    ========     =======

Note (4)  Restrictions on Dividend Payments and Capital Requirements

     Bankshares' and its subsidiaries' actual regulatory capital amounts and ratios are also presented in the following tables:

                                                                To Be Well
                                                            Capitalized Under
                                            For Capital     Prompt Corrective
                           Actual        Adequacy Purposes  Action Provisions
  ($ in thousands)    Amount    Ratio     Amount    Ratio    Amount    Ratio
                      ------    -----     ------    -----    ------    -----
  March 31, 2000:

    Total capital(1)
    Bankshares
     consolidated     $60,544    18.5%   26,183     8.00%       N/A     N/A
    NBB                30,570    14.4%   16,963     8.00%      21,204  10.00%
    BTC                27,455    23.8%    9,243     8.00%      11,553  10.00%
    Tier I capital(1)
    Bankshares
     consolidated     $57,092    17.4%   13,092     4.00%       N/A     N/A

    NBB                28,380    13.4%    8,482     4.00%      12,722   6.00%
    BTC                26,193    22.7%    4,621     4.00%       6,932   6.00%
    Tier I capital(2)
    Bankshares
     consolidated     $57,092    12.2%   18,778     4.00%       N/A     N/A
    NBB                28,380    10.2%   11,151     4.00%      13,939   5.00%
    BTC                26,193    13.1%    7,972     4.00%       9,965   5.00%


(1)  To Risk Weighted Assets
(2)  To Average Assets

                                                                To Be Well
                                                            Capitalized Under
                                            For Capital     Prompt Corrective
                           Actual        Adequacy Purposes  Action Provisions
  ($ in thousands)    Amount    Ratio     Amount    Ratio    Amount    Ratio
                      ------    -----     ------    -----    ------    -----
  December 31, 1999:

    Total capital(1)
    Bankshares
     consolidated     $58,433    18.3%   25,552      8.0%     N/A       N/A
    NBB                29,320    14.1%   16,682      8.0%     20,853   10.0%
    BTC                26,630    23.7%    8,998      8.0%     11,247   10.0%
    Tier I capital(1)
    Bankshares
     consolidated     $55,502    17.3%   12,776      4.0%     N/A       N/A

    NBB                27,222    13.1%    8,341      4.0%     12,512    6.0%
    BTC                25,497    22.7%    4,499      4.0%      6,748    6.0%
    Tier I capital(2)
    Bankshares
     consolidated     $55,502    11.7%   18,957      4.0%     N/A       N/A
    NBB                27,222     9.8%   11,135      4.0%     13,919    5.0%
    BTC                25,497    12.7%    8,019      4.0%     10,023    5.0%


(1)  To Risk Weighted Assets
(2)  To Average Assets


     Substantially all of Bankshares' retained earnings are undistributed earnings of its banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank's retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At March 31, 2000, retained net income from the Company's NBB affiliate which was free of such restriction amounted to approximately $1,298.

     At present, no dividends are available from the Company's BTC affiliate without prior regulatory approval. BTC remains well capitalized and management does not believe that such approvals will be withheld.

Note (5)  Long-Term Debt

     On February 4, 2000, the Company's NBB affiliate converted $10,000 in short-term borrowings with the Federal Home Loan Bank to long-term debt. Terms of the long-term debt provide for a 7% fixed rate of interest until maturity on August 4, 2001.

                   National Bankshares, Inc. and Subsidiaries


Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations (In thousands, except for per share data)

     The purpose of this discussion is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Reference should be made to the financial statements and other information included in this report as well as the 1999 Annual Report and Form 10-K for an understanding of the following discussion and analysis.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2000
--------------------------------------------------------------------------------

     Net income for the three months ended March 31, 2000 was $1,852 which represents an increase of $173 or 10.30% over the first three months of 1999. The return on average assets for the three months ended March 31, 2000 was 1.58% and 1.54% for the period ended March 31, 1999. The return on average equity was 13.98% for the period ended March 31, 2000 and 11.12% for the period ended March 31, 1999.

     Earnings per share for the period ended March 31, 2000 was $0.53 per share, an increase of $0.09 per share over the same period in 1999.

The following table provides selected consolidated financial data.

                                       March 31,           December 31,
  ($000's, except per share and      2000     1999       1999         1998
   percent data)                    ======   ======  ============ ============

  Interest income                  $ 8,844    8,089      33,603      31,828
  Interest expense                   3,886    3,436      14,203      13,928
  Net interest income                4,958    4,653      19,400      17,900
  Provision for loan losses            353      232       1,400         624
  Noninterest income                   925      766       3,512       3,174

  Noninterest expense                2,991    2,926      11,868      11,061
  Income taxes                         687      582       2,556       2,591
  Net income                       $ 1,852    1,679       7,088       6,798
  Return on average assets            1.58%    1.54%       1.56%       1.61%

  Return on average equity (1)       13.98%   11.12%      12.61%      11.66%
  Basic net income per share       $   .53      .44        1.96        1.79
  Book value per share (1)         $ 15.54    16.21       14.99       16.00

(1) Includes amount related to common stock subject to ESOP put option excluded from stockholders' equity on the Consolidated Balance Sheets for the year ended December 31, 1998 and three month period ended March 31, 1999.

Net Interest Income
-------------------

     Net interest income at the end of the first three months of 2000 was $4,958, an increase of $305 or 6.55% over the same period in 1999.

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

                                     March 31,              December 31,
                                 2000        1999        1999         1998
                               ---------  ---------  ------------ ------------
  Yield on earning assets         8.27%       8.18%        8.18%         8.25%
  Cost to fund earning assets     3.51%       3.33%        3.33%         3.50%
                               --------    -------      -------       -------
  Net interest margin             4.76%       4.85%        4.85%         4.75%
                               ========    =======      =======       =======


     As can be seen by the table shown above, the yield on earning assets for the three months ended March 31, 2000 has increased by 9 basis points from the year-ended December 31, 1999. The cost to fund earning assets increased by 18 basis points. These elements combined to produce a 9 basis point decrease in the net interest margin.

     The yield on earning assets increased in part due to earning assets that repriced upward as a result of the rising interest rate environment. The cost to fund earning assets also increased due to rising rates and a decrease in free funds in the form of capital. This was primarily due to the company's repurchase of its own common stock for approximately $7.8 million in mid 1999.

     A second measure of net interest income is the net interest spread. The ratio consists of the yield on earning assets on a fully tax equivalent basis less the cost of interest bearing liabilities. It does not reflect the benefit received from "free funds" provided by demand deposits and capital. The following table sets forth the Company's net interest spread for the periods shown.


                                     March 31               December 31,
                                 2000        1999        1999         1998
                              ---------   ---------  ------------ ------------

  Yield on earning assets        8.27%        8.18%        8.18%         8.25%
  Cost of interest-bearing
   liabilities                   4.31%        4.26%        4.18%         4.48%
                             --------      -------      -------       -------
  Net interest spread            3.96%        3.92%        4.00%         3.77%
                             ========      =======      =======       =======


     As  previously mentioned,  the  yield on  earning assets  increased  due to
upward reprice  of earning  assets.   The cost of  interest bearing  liabilities
increased by 13 basis points and directly reflects increased funding costs.

     Based on the information currently available to management, it is anticipated that deposit costs will continue upward as the rising rate environment is expected to continue. It is the consensus of management that the Federal Reserve Bank will press interest rates higher to avert inflation.

     Competitive factors in the Company's market area, the continued need for funds and the higher rate environment will result in higher funding costs. The effects of increased funding costs will be offset to a degree by the upward repricing of earning assets.

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

     The ratio of the allowance for loan losses to loans net of unearned income was 1.15% at March 31, 2000. This compares to 1.13% at March 31, 1999. The provision for the first three months of 2000 was $353 up $121 over the same period the prior year. It is anticipated that the provision for 2000 will exceed that of 1999. The increase over 1999 is due to loan growth.

Noninterest Income
------------------

     Noninterest income is an important source of the Company's income. This category is comprised of service charges on deposit accounts, other service charges and fees, credit card fees, trust income and other income. Net securities gains and losses are also included in this category.

     Noninterest income for the period ended March 31, 2000 was $925, an increase of $159 or 20.76% over the same period in 1999.

     Service charges on deposit accounts were $362 at March 31, 2000, an increase of $101 or 38.70% from the same period in 1999. The change was due to an increased level of volume, more aggressive collections and certain changes in service charge structure.

     Other service charges increased by $11 when March 31, 2000 and 1999 are compared.

     Credit card fees increased by $56 or 34.36% when the first three months of 2000 and 1999 are compared. Continued growth in volume was the primary cause of this increase.

     Trust income decreased by 9.09% when compared to the first three months of 1999. Trust income is dependent on market conditions as well as the types of accounts being handled at any given point in time. The level of estate business, for example, cannot be predicted with any degree of preciseness.

     Other income, which is comprised of various miscellaneous types of income, increased by $32 for the first three months of 2000.

     Net  securities  gains and  losses  decreased $20  when 2000  and  1999 are
compared.   The income in this  category primarily reflects gains  and losses on securities called prior to maturity.

Noninterest Expense
-------------------

     Noninterest expenses for the first three months of 2000 were $2,991, an increase of $65 or 2.22% over the first three months of 1999. This nominal increase was due in part to management's efforts to contain controllable expenses.

     Salaries and fringe benefits were $1,558 at the end of the first three months of 2000. This represents a decrease of $1 or 0.06% over the first three months of 1999.

     Occupancy expenses increased by $42 or 16.34% when the first three months of 2000 and 1999 are compared. This increase was in part due to expenses related to the new corporate office and banking facility open in the third quarter of 1999.

     Data processing expense increased by $19 or 9.55%.

     Credit card expense increased by $58 or 37.18% in the first three months of 2000. Increases in overall volume contributed to this increase.

     Other expenses at March 31, 2000 were $669, which represents a decrease of $58 or 7.98% over the same period in 1999. Other expenses include various types of costs. Examples of expense accounts included are telephone, franchise taxes, stationary and supplies, marketing expense, correspondent charges and numerous others.

     The decrease experienced so far in 2000 was due to a reduction in controllable expenses such as marketing and business development. Franchise taxes, normally considered to be a noncontrollable expense also decreased significantly. In mid 1999 capital was dividended to NBI for the purpose of repurchasing its own common stock. Accordingly, franchise taxes, which are based on bank capital, decreased.

Balance Sheet
-------------

The following table sets forth selected consolidated balance sheet data.

                                    March 31,             December 31,
                                2000        1999        1999         1998
                              =========  =========  ============ ============
($000's)
Selected Period-End Data
------------------------

Loans, net                    $297,697    249,575     291,562        236,578

Total securities               140,871    157,776     137,492        166,754

Total assets                   486,344    452,274     472,134        445,166

Total deposits                 419,221    388,195     407,187        382,696

Stockholders' equity            54,651     59,287      52,723         58,503

Selected Daily Averages Data
----------------------------

Loans, net                    $293,287    241,776     266,431        225,613

Total securities               139,350    167,674     151,424        152,432

Interest-earning assets        444,518    417,885     426,753        398,340

Total assets                   470,378    442,801     454,189        420,988

Total deposits                 404,746    379,511     391,583        359,970

Interest-bearing liabilities   361,853    326,942     340,111        310,634

Stockholders' equity            53,142     59,029      56,196         58,282




     Total average assets at March 31, 2000 were $470,378, an increase of $27,577 or 6.23% from March 31, 1999.

     In the third quarter of 1999, the Office of the Controller Currency announced the closure of a national banking institution in Keystone, West Virginia. As a result of the closure, depositors in that area were forced to seek banking relationships with other institutions in the general area. The Company's BTC affiliate was a benefactor of this event.

     Deposits have also increased when compared to December 31, 1999. This is the direct result of intensified deposit procurement activities. Deposit gathering activities will continue to receive special attention in the coming months, in order to satisfy various needs for liquidity.

Liquidity
---------

     Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. Cash from operating activities was $2,524 primarily due to earnings. Cash used in investing activities totaled $14,533. Primary uses were federal funds sold, purchases of securities available for sale and net loans to customers. Offsetting funds used were reduction in interest-bearing deposits and maturities and calls of securities.

     Cash from financing activities was $11,751. This balance was comprised of the previously mentioned efforts to obtain deposits.

     While efforts to secure additional deposits have been successful, liquidity continues to be negatively affected by the securities available for sale portfolio. At present the portfolio contains a substantial amount of callable securities. Originally anticipated calls have not occurred due to interest rate levels. It remains unknown as to when interest rate levels may be such that call features would activate.

     In the meantime, the Company has utilized several credit facilities such as the Federal Home Loan Bank, Federal Reserve discount window and federal funds lines available to meet liquidity needs.

Capital Resources
-----------------

     Total  stockholders' equity  increased $1,928  or 3.66%  from December  31,
1999.    The principal  reason for  the increase  was  net income.   Accumulated
comprehensive loss decreased $76 during the quarter to $(3,377).

Selected Affiliate Bank Data
----------------------------

     The following table sets forth selected data for NBB and BTC:


                                               March 31, 2000
                                               --------------

      ($000's, except for % data)          NBB                 BTC
                                           ---                 ---
      Assets                             $285,045             198,882
      Deposits                            245,923             173,366
      Net Income                            1,120                 696
      Return on Average Assets               1.62%               1.42%
      Return on Average Equity              16.69%              11.73%

Year 2000
---------

     The Company was cognizant of the risks posed by the Year 2000 issue for Bank operations and borrowers. Subsequent to December 31, 1999, the Company was not aware of any information that indicates a significant vendor or service provider may be unable to sell goods or provide services to the Company because of Year 2000 issues. Further, the Company has not received any notifications from borrowers or regulatory agencies to which it is subject, nor is it aware of any such information which indicates that (1) a borrower has experienced significant issues which may impact its ability to service its loan or which may impact its borrowing agreement terms or covenants or (2) significant regulatory action is being or may be taken against the Company, as a result of Year 2000 issues.

     The Company has not experienced any significant disruptions to financial or operating activities caused by failure in computerized systems resulting from Year 2000 issues. Management does not expect Year 2000 issues to have a material adverse effect on the Company's operations or financial results in 2000.

     The Company was prepared for the millennium change and continues to successfully operate and handle the transactions of customers subsequent to December 31, 1999.

The following table sets forth selected quarterly consolidated financial data.

                                                          For the Quarter-Ended

     ($000's, except per share        March 31,   December 31, September 30,   June 30,     March 31,
     and percent data)                   2000         1999         1999          1999         1999
                                    ------------- ------------ ------------- ------------ -------------
     Interest income                  $  8,844        8,928        8,416        8,170        8,089
     Interest expense                    3,886        3,869        3,506        3,392        3,436
     Net interest income                 4,958        5,059        4,910        4,778        4,653
     Provision for loan loss               353          560          371          237          232
     Noninterest income                    925          934          956          856          766
     Noninterest expense                 2,991        2,971        3,025        2,946        2,926
     Income taxes                          687          657          666          651          582
     Net income                       $  1,852        1,805        1,804        1,800        1,679
     Return on average assets             1.58%        1.53%        1.60%        1.61%        1.54%
     Return on average equity            13.98%       13.50%       13.64%       12.55%       11.12%
     Basic net income per share       $   0.53         0.51         0.51         0.50         0.44


                                                  Daily Averages for the Quarter Ended
     ($000's, except per share        March 31,   December 31, September 30,   June 30,     March 31,
     and percent data)                   2000         1999         1999          1999         1999
                                    ------------- ------------ ------------- ------------ -------------
     Loans, net                       $293,287      288,045      277,588      260,077      241,788
     Total securities                  139,350      140,066      145,064      153,227      167,828
     Total assets                      470,378      445,384      452,176      447,683      442,926
     Total deposits                    404,746      408,803      392,710      385,610      379,465
     Stockholders' equity               53,142       53,468       52,908       57,361       61,338

















Banking Terms

  Basis    Point    -   a    banks.                     Net  Interest  Margin -
  measure-ment       unit                               net  taxable-equivalent
  defined      as     one                               interest income divided
  hundredth     of    one    Earnings   Per   Share-    by    average   earning
  percent;   it   usually    Basic  -  net   income,    assets.
  refers  to  an interest    reduced by dividends on
  rate.                      preferred        stock,    Nonperforming  Assets -
                             divided by the weighted    the  sum  of  loans  on
  Book Value  Per Share -    average    number    of    which  interest  income
  the value of a share of    common           shares    is  not  being accrued,
  common stock determined    outstanding    in   the    restructured  loans  on
  b y     d i v i d i n g    period.                    which    the   interest
  shareholders' equity at                               rates   or   terms   of
  the  end  of  a period,    Equity   Capital/Share-    repayment   have   been
  excluding     preferred    holders'  Equity   -  a    materially  revised and
  stock, by the number of    balance   sheet  amount    real  estate  that  has
  common           shares    that   represents   the    been  acquired  through
  outstanding at  the end    total investment in the    foreclosure.
  of the same period.        corporation  by holders
                             of common and preferred    Rate-Sensitive  Assets/
  Core Deposits  - demand    stock;    it   includes    Liabilities  -  earning
  deposits,       savings    amounts  added  through    assets   and  interest-
  accounts,      interest    the     retention    of    bearing     liabilities
  checking      accounts,    earnings.                  that can be repriced or
  insured   money  market                               replaced at a different
  a c c o u n t s   a n d    Interest-Bearing           interest rate, within a
  certificates of deposit    Liabil-ities - deposits    specific period, due to
  under  $100,000.   This    and  borrowed  funds on    rate     changes     or
  is a more stable source    which  the  corporation    maturity.
  of  funds   than  funds    pays interest; includes
  purchased on  the basis    interest       checking    Return    on    Average
  of rate only.              accounts,  money market    Assets  (ROA)   -   net
                             accounts,  certificates    income as  a percentage
  Cost    of    Funds   -    of  deposit, short-term    of     average    total
  interest   on  deposits    borrowings   and  long-    assets.   It is  a  key
  and    borrowed   funds    term debt.                 profitability     ratio
  divided by  the average                               that    indicates   how
  balance of such funds.     Leverage        Capital    effectively a bank  has
                             Ratio  -  the  total of    used      its     total
  Comprehensive  Income -    Tier  1   capital  less    resources.
  net  income  plus   the    certain      intangible
  change   in  unrealized    assets      such     as    Return    on    Average
  gains  and  losses, net    goodwill,   divided  by    Equity   (ROE)   -  net
  of  tax,  plus  certain    quarterly       average    income as a  percentage
  reclassification           assets.        A    key    of     total    average
  adjustments          on    regulatory      capital    shareholders'   equity.
  securities    available    requirement   with  the    Provides a  measure  of
  for   sale    for   the    minimum  amount allowed    how    productively   a
  period.                    of 4%.                     bank's equity  has been
                                                        employed.
  Earning Assets  - loans    Net  Interest  Income -
  (net     of    unearned    the  difference between    Risk-Based  Assets  - a
  income),     investment    income   from   earning    regulatory   method  of
  securities,       money    assets   and   interest    classifying      assets
  market  investments and    paid  on  deposits  and    based      on     their
  interest-bearing           borrowed funds.            potential risk of loss,
  deposits    in    other                               used   in   calculating
  various capital ratios.    tax-exempt assets.
  Assets  are  classified
  in    one    of    four    Tier 1 Risk-Based Capi-
  categories        based    tal  Ratio   -   common
  primarily   on   credit    shareholders'    equity
  risk  and  are adjusted    less certain intangible
  to reflect the relative    assets,     such     as
  riskiness    of    that    goodwill,   divided  by
  category.                  risk-based      assets.
                             Current      regulatory
  Securities    Available    minimum  requires  that
  for  Sale  - securities    at least a  4% ratio be
  that  will be  held for    maintained.
  indefinite  periods  of
  time  and  that  may be    Total        Risk-Based
  sold  as  part  of  the    Capital Ratio  -  total
  bank's  asset/liability    capital    divided   by
  strategy.         These    risk-based      assets.
  securities are recorded    Total  capital consists
  at their current market    of common shareholders'
  value  rather  than  at    equity,  the  allowance
  their        historical    for     loan    losses,
  amortized cost.            certain  components  of
                             nonpermanent  preferred
  Securities    Held   to    stock  and subordinated
  Maturity  -  securities    debt    less    certain
  that  the bank  has the    intangible assets, such
  ability and the  intent    as goodwill.    Current
  to  hold  to  maturity.    regulatory      minimum
  These   securities  are    requires that  at least
  recorded    at    their    an    8%    ratio    be
  original cost, adjusted    maintained.
  for   amortization   of
  premium   or   discount    Yield on Earning Assets
  accretion.                 -     total    taxable-
                             equivalent     interest
  Spread or Interest-Rate    income dividend by  the
  Differential    -   the    average    balance   of
  difference  between the    earnings assets.
  average  interest rates
  received   on   earning
  assets and  the average
  interest rates paid for
  interest-bearing
  liabilities.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Derivatives

     The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, collateralized mortgage obligations, structured notes and other similar instruments which are included in securities available for sale and securities held to maturity. The fair value of these investments at March 31, 2000 approximated $3,901.

Interest Rate Sensitivity

     The Company's securities and loans and its deposits are subject to interest rate risk. The Company's profitability in the near term may temporarily be affected, either positively by a falling interest rate scenario or negatively by a period of rising rates. The table below sets forth, as of March 31, 2000, the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap. The table sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contracted terms.

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



                Interest Rate                                      March 31, 2000
            Sensitivity Table (1)               Interest-sensitive (days)      1-5       >5
  ($ in thousands)                              1-90      91-180   181-365    Years    Years     Total
                                             --------    -------   -------   -------  -------  --------
 Interest-earning assets:
  Loans, net of unearned income (2)          $ 56,150     11,548    30,328   136,029   67,094   301,149
  Federal funds sold                           10,455        ---       ---       ---      ---    10,455
  Interest bearing deposits                     6,073        ---       ---       ---      ---     6,073
  Securities available for sale (3)             1,056      3,198     1,635    27,086   85,475   118,450
  Securities held to maturity (3)               1,044      1,165     4,380    13,539    2,293    22,421
  Mortgage loans held for sale                    695        ---       ---       ---      ---       695
    Total interest-earning assets            $ 75,473     15,911    36,343   176,654  154,862   459,243


 Interest-bearing liabilities:
  Interest-bearing demand deposits           $ 88,541        ---       ---       ---      ---    88,541
  Savings deposits                             44,216        ---       ---       ---      ---    44,216
  Time deposits                                30,907     34,713    92,945    71,361      ---   229,926
  Other borrowed funds                            177        ---       ---    10,000      ---    10,177
    Total interest-bearing liabilities       $163,841     34,713    92,945    81,361      ---   372,860
 Cumulative ratio of interest-
  sensitive assets to interest-
  sensitive liabilities                           .46        .46       .44       .82     1.23       ---
 Cumulative interest-sensitivity gap         $(88,368)  (107,170) (163,772)  (68,479)  86,383       ---


(1)  The Company is sensitive to  interest rate changes, as liabilities generally reprice  or mature before interest-earning  assets. The  above  gap table  reflects the  Company's  rate-sensitive position at March 31,  2000, and is not necessarily  reflective of its position  throughout the year.  The carrying  amounts of interest-rate sensitive assets and liabilities are presented in the  periods in  which they  reprice to  market  rates or  mature and  are summed  to show  the interest-rate sensitivity gap.
(2)  Excludes nonaccrual loans.
(3)  Call features on certain securities, if exercised could have the effect of materially shortening the average life of the investment portfolio.  The exercise of a call feature is dependent upon the rate
     environment.   The call decision  is at the  issuer's discretion and  ultimate benefit.   Securities
     available for sale are shown at amortized cost.





     The Company also uses simulation analysis to forecast its balance sheet and monitor interest rate sensitivity. One test used by the Company is shock analysis, which measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock of 100, 200, and 300 basis points and the effects on net income and return on average assets and return on average equity for the three months ended March 31, 2000.

        ($000's, except for percent data)

                                        Return on          Return on
         Rate Shift    Net Income     Average Equity     Average Assets
         ==========    ==========     ==============     ==============
              300       $5,022             7.64%              0.90%

              200        5,782             9.22%              1.10%

              100        6,537            10.76%              1.29%

           (-)100        8,034            13.68%              1.67%

           (-)200        8,776            15.08%              1.86%

           (-)300        9,140            15.88%              1.97%


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

              None for the three months ended
              March 31, 2000.

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 27 - Financial Data Schedule

              (b) Reports on  Form 8-K filed during the three months ended March
                  31, 2000:

                  None

                  National Bankshares, Inc. and Subsidiaries

                                 Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            National Bankshares, Inc.
                                  (Registrant)








   Date:  May 12, 2000        /s/James G. Rakes
          -------------       -------------------------------------
                              James G. Rakes, Chairman
                              President and Chief Executive Officer





   Date:  May 12, 2000        /s/J. Robert Buchanan
          -------------       -------------------------------------
                              J. Robert Buchanan, Treasurer
                              (principal financial officer)