Form 10-Q
period 2000-06-30
NATIONAL BANKSHARES INC
filed 2000-08-14
CIK 796534

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                               ------------------

                                    FORM 10-Q

                               ------------------


                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                               ------------------


                         Commission file number 0-15204

                            National Bankshares, Inc.
             (Exact name of registrant as specified in its charter)


                               ------------------

     State or other jurisdiction of incorporation or organization - Virginia

        Internal Revenue Service - Employer Identification No. 54-1375874

          101 Hubbard Street, P.O. Box 90002, Blacksburg, VA 24062-9002

                                 (540) 552-2011


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

Yes   |X|   No    |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at August 1, 2000
---------------------------------                  -----------------------------
Common Stock, $2.50 Par Value                                  3,512,977


                       (This report contains 34 pages)

================================================================================

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index



                                                                       Page
                                                                       ----

Part I      Financial Information


     Item     1 - Financial Statements

              Consolidated Balance Sheets, June 30, 2000
               and December 31, 1999                                   3-4

              Consolidated Statements of Income and
               Comprehensive Income, Three Months Ended
               June 30, 2000 and 1999                                  5-6

              Consolidated Statements of income and
               Comprehensive Income, Six Months Ended
               June 30, 2000 and 1999                                  7-8

              Consolidated Statements of Changes in
               Stockholders' Equity, Six Months Ended
               June 30, 2000 and 1999                                   9

              Consolidated Statements of Cash Flows,
               Six Months Ended June, 2000 and 1999                   10-11

     Item     2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations          18-29

     Item     3 - Quantitative and Qualitative Disclosures
               About Market Risk                                      30-32

Part II     Other Information

     Items    1 - 3 - Legal Proceedings; Changes in
               Securities and Use of Proceeds;
               Defaults Upon Senior Securities                          33

     Item     4 - Submission of Matters to a Vote of
               Security Holders                                         33

     Item     5 - Other Information                                     33

     Item     6 - Exhibits and Reports on Form 8-K

Signatures                                                              34
----------

                  National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                     June 30, 2000 and December 31, 1999

                                                 (Unaudited)     (Audited)
                                                   June 30,     December 31,
($000's except share and per share data)             2000          1999
                                                =============  ==============

Assets
Cash and due from banks                            $13,116         13,311
Interest-bearing deposits                           10,074          9,219
Federal funds sold                                     150          2,800
Securities available for sale                      120,324        113,845
Securities held to maturity (fair value
 $21,618 in 2000 and $23,496 in 1999)               21,855         23,647
Mortgage loans held for sale                           743            229
Loans:
     Real estate construction loans                 16,191         14,669
     Real estate mortgage loans                     62,624         58,829
     Commercial and industrial loans               156,775        149,386
     Loans to individuals                           77,927         73,825
                                                ----------   ------------

          Total loans                              313,517        296,709
     Less unearned income and deferred fees         (2,307)        (1,916)
                                                ----------   ------------

          Loans, net of unearned income
           and deferred fees                       311,210        294,793
     Less: allowance for loan losses                (3,545)        (3,231)
                                                ----------   ------------

          Loans, net                               307,665        291,562
                                                ----------   ------------

Bank premises and equipment, net                     8,394          8,506
Accrued interest receivable                          4,373          4,014
Other real estate owned, net                           219            447
Other assets                                         4,628          4,554
                                                ----------   ------------

          Total assets                           $ 491,541        472,134
                                                ==========   ============

Liabilities and stockholders' equity
Noninterest-bearing demand deposits                $58,661         54,748
Interest-bearing demand deposits                    83,341         88,385
Savings deposits                                    42,760         44,834
Time deposits                                      240,014        219,220
                                                ----------   ------------

          Total deposits                           424,776        407,187
                                                ----------   ------------

Other borrowed funds                                   514         10,460
Long-term debt                                      10,000            ---
Accrued interest payable                               676            651
Other liabilities                                      621          1,113
                                                ----------   ------------

          Total liabilities                        436,587        419,411
                                                ----------   ------------

Stockholders' equity Preferred stock of no
 par value.
      Authorized 5,000,000 shares;  none
      issued and outstanding                           ---            ---
     Common stock of $2.50 par value.
      Authorized 5,000,000 shares; issued
      and outstanding 3,512,977 shares in
      2000 and 3,516,977 in 1999                     8,782          8,792
     Retained earnings                              49,566         47,384
     Accumulated other comprehensive (loss)         (3,394)        (3,453)
                                                ----------   ------------

          Total stockholders' equity                54,954         52,723
Commitments and contingent liabilities
                                                ----------   ------------

          Total liabilities and
           Stockholders' equity                  $ 491,541        472,134
                                                ==========   ============

                  National Bankshares, Inc. and Subsidiaries
          Consolidated Statements of Income and Comprehensive Income
                  Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                  June 30,        June 30,
($000's except share and per share data)            2000            1999
                                                 ===========   ============

Interest income
Interest and fees on loans                          $ 6,846          5,840
Interest on interest-bearing deposits                   124             54
Interest on federal funds sold                           80             26
Interest on securities - taxable                      1,678          1,729
Interest on securities - nontaxable                     558            521
                                                 -----------   ------------

          Total interest income                       9,286          8,170
                                                 -----------   ------------

Interest expense
Interest on time deposits $100,000 or more              811            580
Interest on other deposits                            3,284          2,810
Interest on borrowed funds                              179              2
                                                 -----------   ------------

          Total interest expense                      4,274          3,392
                                                 -----------   ------------

          Net interest income                         5,012          4,778
Provision for loan losses                               313            237
                                                 -----------   ------------

          Net interest income after
           provision for loan losses                  4,699          4,541
                                                 -----------   ------------

Noninterest income
Service charges on deposit accounts                     399            347
Other service charges and fees                           78             65
Credit card fees                                        285            214
Trust income                                            195            210
Other income                                              5             16
Realized securities gains (losses), net                 ---              4
                                                 -----------   ------------

          Total noninterest income                      962            856
                                                 -----------   ------------

Noninterest expense
Salaries and employee benefits                        1,556          1,507
Occupancy and furniture and fixtures                    322            270
Data processing and ATM                                 246            216
FDIC  assessment                                         21              8
Credit card processing                                  222            186
Goodwill amortization                                    10             10
Net costs of other real estate owned                     23              3
Other operating expenses                                694            746
                                                 -----------   ------------

          Total noninterest expense                   3,094          2,946
                                                 -----------   ------------

Income before income tax expense                      2,567          2,451
Income tax expense                                     (698)          (651)
                                                 ------------  -------------

          Net income                                  1,869          1,800

Other comprehensive income (loss),net of
 taxes:
Unrealized gains (losses) on securities
 available for sale                                    (17)         (1,067)
                                                 -----------   ------------

         Comprehensive income                       $ 1,852            733
                                                 ===========   ============

         Net income per share                        $ 0.53           0.50
                                                 ===========   ============

          Weighted average number of common
           shares outstanding                     3,516,428      3,607,919
                                                 ===========   ============

                  National Bankshares, Inc. and Subsidiaries
          Consolidated Statements of Income and Comprehensive Income
                   Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                       June 30,      June 30,
($000's except share and per share data)                 2000          1999
                                                     ============  =============

Interest income
Interest and fees on loans                              $13,385         11,375
Interest on interest-bearing deposits                       126             55
Interest on federal funds sold                              175            107
Interest on securities - taxable                          3,338          3,606
Interest on securities - nontaxable                       1,106          1,116
                                                     -----------   ------------

          Total interest income                          18,130         16,259
                                                     -----------   ------------

Interest expense
Interest on time deposits $100,000 or more                1,452          1,246
Interest on other deposits                                6,363          5,578
Interest on borrowed funds                                  345              4
                                                     -----------   ------------

          Total interest expense                          8,160          6,828
                                                     -----------   ------------

          Net interest income                             9,970          9,431
Provision for loan losses                                   666            469
                                                     -----------   ------------

          Net interest income after
           provision for loan losses                      9,304          8,962
                                                     -----------   ------------

Noninterest income
Service charges on deposit accounts                         761            608
Other service charges and fees                              137            113
Credit card fees                                            504            377
Trust income                                                405            441
Other income                                                 80             59
Realized securities gains (losses), net                     ---             24
                                                     -----------   ------------

          Total noninterest income                        1,887          1,622
                                                     -----------   ------------

Noninterest expense
Salaries and employee benefits                            3,114          3,066
Occupancy and furniture and fixtures                        621            527
Data processing and ATM                                     464            415
FDIC assessment                                              42             24
Credit card processing                                      436            342
Goodwill amortization                                        19             19
Net costs of other real estate owned                         26              6
Other operating expenses                                  1,363          1,473
                                                     -----------   ------------

          Total noninterest expense                       6,085          5,872
                                                     -----------   ------------

Income before income tax expense                          5,106          4,712
Income tax expense                                       (1,385)        (1,233)
                                                     ----------    -----------

          Net income                                      3,721          3,479

Other comprehensive income (loss),net of taxes:
Unrealized gains (losses) on securities
 available for sale                                          59        (2,967)
                                                     -----------  -------------

         Comprehensive income                           $ 3,780           512
                                                     ===========  ============

         Net income per share                            $ 1.06          0.94
                                                     ===========  ============

          Weighted average number of common
           shares outstanding                         3,516,702     3,699,865
                                                     ===========  ============

                  National Bankshares, Inc. and Subsidiaries
          Consolidated Statements of Changes in Stockholders' Equity
                   Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                Common
                                                                 Stock
                                                 Accumulated   Subject
                                                    Other      To ESOP
($000's, except for per      Common   Retained  Comprehensive    Put
 share data)                 Stock    Earnings      Income      Option    Total
                            ====================================================

Balances, December 31, 1998  $ 9,482    50,182      1,019       (2,180)  58,503

Net income                       ---     3,479        ---          ---    3,479

Unrealized gains
 (losses) on securities
 available for sale,
 net of tax (1)                  ---       ---     (2,967)         ---   (2,967)

Dividend ($0.39 per share)       ---    (1,372)         ---        ---   (1,372)

Stock tender offer (2)          (690)   (7,071)         ---        ---   (7,761)

Change in common stock
 subject to ESOP put
 option                          ---       ---          ---         (2)      (2)
                            ----------------------------------------------------

Balances, June 30, 1999      $ 8,792    45,218       (1,948)    (2,182)  49,880
                            ====================================================

Balances, December 31,1999   $ 8,792    47,384       (3,453)       ---   52,723

Net income                       ---     3,721          ---        ---    3,721

Unrealized gains
 (losses) on securities
 available for sale,
 net of tax (1)                  ---       ---           59        ---       59

Dividend ($0.42 per share)       ---    (1,477)         ---        ---   (1,477)

Stock repurchase (3)             (10)      (62)         ---        ---      (72)

Change in common stock
 Subject to ESOP put
 option                          ---       ---          ---        ---      ---
                            ----------------------------------------------------

Balances, June 30,2000       $ 8,782    49,566       (3,394)       ---   54,954
                            ====================================================

(1)   Tax expense of $30 in 2000 and tax benefit of $1,528 for 1999.
(2) Represents the repurchase of 275,856 shares at $28.00 per share and related expenses.
(3) Represents the repurchase of 2,000 shares at $18.50 per share and 2,000 shares at $17.50 per share.

                  National Bankshares, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                         June 30,     June 30,
($000's)                                                  2000         1999
                                                       ===========  ===========

Cash flows from operating activities
Net income                                                $ 3,721       3,479

Adjustments to reconcile net income to net cash
 provided by operating activities:
     Provision for loan losses                                666         469
     Depreciation of bank premises and equipment              499         431
     Amortization of intangibles                               76          76
     Amortization of premiums and accretion of
      Discount, net                                            73         241
     Gains on sales of bank premises and equipment             (2)        ---
     Gains on sales and calls of securities
      Available for sale, net                                  15         (24)
     Gains on sales and calls of securities
      held to maturity, net                                   ---          (2)
     Losses on other real estate owned                         17         ---
      (increase) decrease in:
       Mortgage loans held for sale                          (514)      1,875
       Accrued interest receivable                           (359)        (89)
       Other assets                                          (182)       (268)
     Increase (decrease) in:
       Accrued interest payable                                25           2
       Other liabilities                                     (492)        134
                                                       ------------ ----------

          Net cash provided by operating
           activities                                       3,543       6,324
                                                       -----------  ----------

Cash flows from investing activities
Net decrease in federal funds sold                          2,650       5,089
Net (increase) decrease in interest-bearing
 deposits                                                    (855)      7,027
Proceeds from calls and maturities of securities
 available for sale                                         4,563      21,376
Proceeds from sales of securities available for
 sale                                                         451       1,218
Proceeds from calls and maturities of securities
 held to maturity                                           1,778       4,870
Purchases of securities available for sale                (11,476)    (11,944)
Purchases of loan participations                           (1,770)     (4,688)
Collections of loan participations                            880       7,209
Net increase in loans to customers                        (15,923)    (36,855)
Proceeds from disposal of other real estate owned             211         ---
Recoveries on loans charged off                                44          40
Purchase of bank premises and equipment                      (387)     (1,408)
Proceeds from disposal of bank premises and equipment           2           5
                                                       -----------  ----------

          Net cash used in investing
           activities                                     (19,832)     (8,061)
                                                       -----------  ----------

Cash flows from financing activities
Net increase (decrease) in time deposits                   20,794      (1,316)
Net increase (decrease) in other deposits                  (3,205)      1,613
Net decrease in other borrowed funds                           54       8,384
Dividend paid                                              (1,477)     (1,372)
Repurchase of common stock                                    (72)     (7,761)
                                                       -----------  ----------

          Net cash provided by financing
           activities                                      16,094        (452)
                                                       -----------  ----------

Net decrease in cash and due from banks                      (195)     (2,189)
Cash and due from banks at beginning of period             13,311      14,421
                                                       -----------  ----------

Cash and due from banks at end of period                  $13,116      12,232
                                                       ===========  ==========

Supplemental disclosure of cash flow information

Cash paid for interest                                    $ 8,135      $6,826
                                                       ===========  ==========

Cash paid for income taxes                                $ 1,638      $1,410
                                                       ===========  ==========

Loans charged to the allowance for loan losses              $ 396        $304
                                                       ===========  ==========

Other borrowed funds converted to long-term debt          $10,000         ---
                                                       ===========  ==========

Loans transferred to other real estate owned                  ---         $17
                                                       ===========  ==========

                  National Bankshares, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

                                  June 30, 2000
                                   (Unaudited)


Note (1)

      The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB) and Bank of Tazewell County (BTC), (the Company), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 1999 Annual Report to Stockholders and additional information supplied in the 1999 Form 10-K.

Note (2)    Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                  For the periods ended
                                           June 30,              December 31,
                                        2000       1999       1999        1998
                                     ===========================================
($000's, except for % data)
Balance at beginning of period         $ 3,231      2,679      2,679      2,438

Provision for loan losses                  666        469      1,400        624

Loans charged off                         (396)      (304)      (978)      (638)

Recoveries                                  44         40        130        255
                                     -------------------------------------------

Balance at the end of period           $ 3,545      2,884      3,231      2,679
                                     ===========================================

Ratio of allowance for loan losses
to the end of period loans net of
unearned income and deferred fees         1.14%      1.06%      1.10%      1.12%
                                     ===========================================

Ratio of net charge-offs (recoveries
to average loans, net of unearned
income and deferred fees(1)                .23%       .21%       .31%       .17%
                                     ===========================================

Ratio of allowance for loan losses
to nonperforming loans(2)              1508.51%  1,802.50%  1,691.62%  9,567.86%
                                     ===========================================

(1)   Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                             June 30,            December 31,
                                          2000       1999      1999       1998
                                       =========================================
($000's, except for % data)

Nonperforming Assets

 Nonaccrual loans                         $235        160        151         28

 Restructured loans                        ---        ---         40        ---
                                       -----------------------------------------

     Total nonperforming loans             235        160        191         28

Foreclosed property                        219        645        447        628
                                       -----------------------------------------

     Total nonperforming assets           $454        805        638        656
                                       =========================================

Ratio of nonperforming assets to loans,
net of unearned income and deferred
fees, plus other real estate owned         .15%       .29%       .22%       .27%
                                       =========================================

Accruing Loans Past Due 90 Days or More

 Past due 90 days or more and
  still accruing                          $523      2,484      1,077        550
                                       =========================================

 Ratio of loans past due 90 days or
  more to loans, net of unearned
  income and deferred fees                 .17%       .91%       .37%       .23%
                                       =========================================

Impaired Loans

 Total impaired loans                     $522        265        317        373
                                       =========================================

 Impaired loans with a
  valuation allowance                     $216        145        222        145
 Valuation allowance                      (179)      (145)      (154)      (145)
                                       -----------------------------------------

 Impaired loans net of allowance          $ 37        ---         68        ---
                                       =========================================

 Impaired loans with no
  valuation allowance                     $306        120         95        228
                                       =========================================

 Average recorded investment
  in impaired loans                       $523        302        292        387
                                       =========================================

 Income recognized on impaired
  loans                                   $ 21          7         13         32
                                       =========================================

 Amount of income recognized
  on a cash basis                          ---        ---        ---        ---
                                       =========================================

Note (3) Securities

      The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of June 30, 2000 are as follows:

                                                       June 30, 2000

                                            Gross          Gross
                            Amortized     Unrealized     Unrealized      Fair
($ in thousands)              Costs         Gains          Losses       Values
                          ----------------------------------------------------

Available for sale:

  U.S. Treasury            $  6,245            ---             98        6,147
  U.S. Government
   agencies and
   corporations              54,313              2          3,047       51,268
  State and political
   subdivisions              36,212            123            949       35,386
  Mortgage-backed
   securities                12,587              1            318       12,270
  Corporate debt
   securities                14,344            ---            856       13,488
  Federal Home Loan
   Bank stock                 1,328            ---            ---        1,328
  Other securities              437            ---            ---          437
                          -----------------------------------------------------

     Total securities
      available for sale   $125,466            126          5,268      120,324
                          =====================================================

      The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of June 30, 2000 are as follows:

                                                 June 30, 2000

                                              Gross          Gross
                            Amortized      Unrealized     Unrealized       Fair
($ in thousands)              Costs          Gains          Losses        Values
                          ------------------------------------------------------

Held to Maturity:

  U.S. Government
   agencies and
   corporations            $  5,500            ---            286          5,214
  State and political
   subdivisions              16,030             85             39         16,076
  Mortgage-backed
   securities                   325              3            ---            328
                          ------------------------------------------------------

     Total securities
      held to maturity     $ 21,855             88            325         21,618
                          ======================================================

Note (4) Restrictions on Dividend Payments and Capital Requirements

      Bankshares' and its subsidiaries' actual regulatory capital amounts and ratios are also presented in the following tables:

                                                                  To Be Well
                                                              Capitalized Under
                                            For Capital       Prompt Corrective
                                         Adequacy Purposes    Action Provisions
($ in thousands)      Amount    Ratio    Amount      Ratio    Amount      Ratio
                   -------------------------------------------------------------

June 30, 2000:
  Total capital(1)
  Bankshares
   Consolidated       $60,995   18.1%    26,910       8.0%     N/A        N/A
  NBB                  30,959   14.2%    17,391       8.0%    21,739      10.0%
  BTC                  27,587   23.1%     9,548       8.0%    11,934      10.0%
  Tier I capital(1)
  Bankshares
   Consolidated       $57,450   17.1%    13,455       4.0%     N/A        N/A
  NBB                  28,701   13.2%     8,696       4.0%    13,043       6.0%
  BTC                  26,300   22.0%     4,774       4.0%     7,161       6.0%
  Tier I capital(2)
  Bankshares
   Consolidated       $57,450   11.7%    19,664       4.0%     N/A        N/A
  NBB                  28,701   10.0%    11,498       4.0%    14,372       6.0%
  BTC                  26,300   13.0%     8,068       4.0%    10,085       6.0%

(1)   To Risk Weighted Assets
(2)   To Average Assets

                                                                 To Be Well
                                                              Capitalized Under
                                            For Capital       Prompt Corrective
                                         Adequacy Purposes    Action Provisions
($ in thousands)      Amount    Ratio    Amount      Ratio    Amount      Ratio
                   -------------------------------------------------------------

December 31, 1999:
  Total capital(1)
  Bankshares
   Consolidated       $58,433   18.3%    25,552       8.0%     N/A        N/A
  NBB                  29,320   14.1%    16,682       8.0%    20,853      10.0%
  BTC                  26,630   23.7%     8,998       8.0%    11,247      10.0%
  Tier I capital(1)
  Bankshares
   Consolidated       $55,202   17.3%    12,776       4.0%     N/A        N/A
  NBB                  27,222   13.1%     8,341       4.0%    12,512       6.0%
  BTC                  25,497   22.7%     4,499       4.0%     6,748       6.0%
  Tier I capital(2)
  Bankshares
   Consolidated       $55,202   11.7%    18,957       4.0%     N/A        N/A
  NBB                  27,222    9.8%    11,135       4.0%    13,919       5.0%
  BTC                  25,497   12.7%     8,019       4.0%    10,023       5.0%

(1)   Risk Weighted Assets
(2)   To Average Assets


      Substantially  all of  Bankshares'  retained  earnings  are  undistributed earnings of its banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank's retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At June 30, 2000, retained net income from the Company's NBB affiliate which was free of such restriction amounted to approximately $1,581.

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

Note (6)    Net Income Per Share

      Basic net income per share is based upon the weighted average number of common shares outstanding (3,516,702 shares at June 30, 2000 and 3,607,669 at December 31, 1999). Stock options that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share because to do so would have been antidilutive totaled 5,500 at June 30, 2000.

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

Analysis of Financial Condition and Results of Operations for the Six Months Ended June 30, 2000
------------------------------------------------------------------------------

      Net income for the six months ended June 30, 2000 was $3,721 which represents an increase of $242 or 6.96% over the first six months of 1999. The annualized return on average assets for the six months ended June 30, 2000 was 1.56% and 1.58% for the period ended June 30, 1999. The annualized return on average equity was 13.87% for the period ended June 30, 2000 and 11.84% for the period ended June 30, 1999.

      Earnings per share for the period ended June 30, 2000 was $1.06 per share, an increase of $0.12 per share over the same period in 1999.

The following table provides selected consolidated financial data.

                                      June 30,               December 31,
($000's, except per share and     2000        1999         1999        1998
 percent data)                 =================================================

Interest income                 $ 18,130      16,259       33,603      31,828
Interest expense                   8,160       6,828       14,203      13,928
Net interest income                9,970       9,431       19,400      17,900
Provision for loan losses            666         469        1,400         624
Noninterest income                 1,887       1,622        3,512       3,174
Noninterest expense                6,085       5,872       11,868      11,061
Income taxes                       1,385       1,233        2,556       2,591
Net income                        $3,721       3,479        7,088       6,798
Return on average assets           1.56%       1.58%         1.56%       1.61%
Return on average equity (1)      13.87%      11.84%        12.61%      11.66%
Basic net income per share        $ 1.06         .94         1.96        1.79
Book value per share              $15.64       14.80        14.99       16.00

(1) Includes amount related to common stock subject to ESOP put option excluded from stockholders' equity on the Consolidated Balance Sheets for the year ended December 31, 1998 and three month period ended June 30, 1999.

Net Interest Income

      Net interest income at the end of the first six months of 2000 was $9,970, an increase of $539 or 5.72% over the same period in 1999.

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

                                    June 30,                December 31,
                                 2000     1999           1999          1998
                             ---------------------------------------------------
Yield on earning assets          8.32%    8.10%          8.18%         8.25%
Cost to fund earning assets      3.61%    3.26%          3.33%         3.50%
                             ---------------------------------------------------

Net interest margin              4.71%    4.84%          4.85%         4.75%
                             ===================================================

      As can be seen by the table shown above, the yield on earning assets for the six months ended June 30, 2000 has increased by 14 basis points from the year-ended December 31, 1999. The cost to fund earning assets increased by 28 basis points. These elements combined to produce a 14 basis point decrease in the net interest margin.

      The yield on earning assets increased in part due to earning assets that repriced upward as a result of the rising interest rate environment. The cost to fund earning assets also increased due to rising rates.

      A second measure of net interest income is the net interest spread. The ratio consists of the yield on earning assets on a fully tax equivalent basis less the cost of interest bearing liabilities. It does not reflect the benefit received from "free funds" provided by demand deposits and capital. The following table sets forth the Company's net interest spread for the periods shown.

                                      June 30,               December 31,
                                 2000     1999           1999          1998
                             ---------------------------------------------------
Yield on earning assets          8.32%    8.10%          8.18%         8.25%
Cost of interest-bearing
 liabilities                     4.44%    4.18%          4.18%         4.48%
                             ---------------------------------------------------

Net interest spread              3.88%    3.92%          4.00%         3.77%
                             ===================================================

      As previously mentioned, the yield on earning assets increased due to upward repricing of earning assets. The cost of interest bearing liabilities increased by 26 basis points and directly reflects increased funding costs due to the current rising rate environment.

      Competitive factors in the Company's market area, the need for funds and the higher rate environment will continue to produce higher funding costs. The effects of increased funding costs will be offset to a degree by the upward repricing of earning assets.

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

      The ratio of the allowance for loan losses to loans net of unearned income was 1.14% at June 30, 2000. This compares to 1.06% at June 30, 1999. The provision for the first six months of 2000 was $666 up $197 over the same period the prior year. It is anticipated that the provision for 2000 will exceed that of 1999. The increase over 1999 is due to loan growth.

Noninterest Income

      Noninterest income is an important source of the Company's income. This category is comprised of service charges on deposit accounts, other service charges and fees, credit card fees, trust income and other income. Net securities gains and losses are also included in this category.

      Noninterest income for the period ended June 30, 2000 was $1,887, an increase of $265 or 16.34% over the same period in 1999.

      Service charges on deposit accounts were $761 at June 30, 2000, an increase of $153 or 25.16% from the same period in 1999. The change was due to an increased level of volume, more aggressive collections and certain changes in service charge structure.

      Other service charges increased by $24 when June 30, 2000 and 1999 are compared.

      Credit card fees increased by $127 or 33.69% when the first six months of 2000 and 1999 are compared. Continued growth in volume was the primary cause of this increase.

      Trust income decreased by 8.16% when compared to the first six months of 1999. Trust income is dependent on market conditions as well as the types of accounts being handled at any given point in time. The level of estate business, for example, cannot be predicted with any degree of preciseness.

      Other income, which is comprised of various miscellaneous types of income, increased by $21 for the first six months of 2000.

      Net securities gains and losses decreased $24 when 2000 and 1999 are compared. The income in this category primarily reflects gains and losses on securities called prior to maturity.

Noninterest Expense

      Noninterest expenses for the first six months of 2000 were $6,085, an increase of $213 or 3.63% over the first six months of 1999. This nominal increase was due in part to management's efforts to contain controllable expenses.

      Salaries and fringe benefits were $3,114 at the end of the first six months of 2000. This represents an increase of $48 or 1.57% over the first six months of 1999.

      Occupancy expenses increased by $94 or 17.84% when the first six months of 2000 and 1999 are compared. This increase was in part due to expenses related to the new corporate office and banking facility opened in the third quarter of 1999.

      Data processing expense increased by $49 or 11.81%. This increase is due to rising maintenance contracts. Increased expenses related to internet banking services at the Company's NBB affiliate were also a factor.

      Credit card expense increased by $94 or 27.49% in the first six months of 2000. Increases in overall volume contributed to this increase.

      Other expenses at June 30, 2000 were $1,363, which represents a decrease of $110 or 7.47% over the same period in 1999. Other expenses include various types of costs. Examples of expense accounts included are telephone, franchise taxes, stationary and supplies, marketing expense, correspondent charges and numerous others. The decrease experienced so far in 2000 was due to a reduction in controllable expenses such as marketing and business development. Franchise taxes, normally considered to be a noncontrollable expense also decreased significantly. In mid 1999 capital was dividended to NBI for the purpose of repurchasing its own common stock. Accordingly, franchise taxes, which are based on bank capital, decreased.

Balance Sheet

The following table sets forth selected consolidated balance sheet data.

                                          June 30,               December 31,
                                     2000         1999        1999         1998
                                 ===============================================
($000's)
Selected Period-End Data
--------------------------------

Loans, net                        $ 307,665     270,386     291,562      236,578

Total securities                    142,179     146,524     137,492      166,754

Total assets                        491,541     445,362     472,134      445,166

Total deposits                      424,776     382,993     407,187      382,696

Stockholders' equity                 54,954      49,880      52,723       58,503

Selected Daily Averages Data
---------------------------------

Loans, net                        $ 297,919     250,981     266,431      225,613

Total securities                    140,092     160,418     151,424      152,432

Interest-bearing assets             452,477     421,317     426,753      398,340

Total assets                        478,364     444,256     454,189      420,988

Total deposits                      412,126     382,576     391,583      359,970

Interest-bearing liabilities        367,985     328,696     340,111      310,634

Stockholders' equity                 53,813      57,093      56,196       58,282


      Total average assets at June 30, 2000 were $478,364, an increase of $34,108 or 7.68% from June 30, 1999.

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

Liquidity

      Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. Cash from operating activities was $3,543 primarily due to earnings. Cash used in investing activities totaled $19,832. Primary uses were purchases of securities available for sale and net loans to customers. Offsetting funds used were reduction in federal funds sold and maturities and calls of securities.

      Cash from financing activities was $16,094. This balance was comprised of the previously mentioned efforts to obtain deposits.

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

Capital Resources

      Total stockholders' equity increased $2,231 or 4.23% from December 31, 1999. The principal reason for the increase was net income. Accumulated comprehensive loss decreased $59 during the first six months of 2000 to $(3,394). Offsetting decreases were the payment of a dividend $1,477 and the repurchase of 4,000 shares of common stock for $72.

Stock Repurchase

      On May 17, 2000 it was announced that the Board of Directors authorized management to buy up to 50,000 shares of the corporation's stock before December 31, 2000. The stock is to be purchased in open market transactions as management determines to be prudent. Management will consider a variety of factors, including current market conditions, company capital levels, and future opportunities.

      As of June 30, 2000, 4,000 shares have been purchased for a total of $72. Two thousand shares were purchased at $18.50 per share and the other two thousand at $17.50 per share.

Selected Affiliate Bank Data

      The following table sets forth selected data for NBB and BTC:

                                                     June 30, 2000
                                                 ----------------------

($000's, except for % data)                     NBB               BTC
                                               ----               ----
Assets                                       $ 290,910           198,339

Deposits                                       251,932           172,886

Net Income                                       2,272             1,411

Return on Average Assets                          1.62%             1.43%

Return on Average Equity                         16.67%            11.77%


Year 2000

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


The following table sets forth selected quarterly consolidated financial data.


                                                         For the Quarter-Ended
($000's, except per share        June 30,       March 31,    December 31,   September 30,      June 30,
and percent data)                  2000           2000           1999            1999            1999
                              -------------   ------------   ------------   -------------    ------------

Interest income                  $ 9,286        $ 8,844          8,928           8,416           8,170
Interest expense                   4,274          3,886          3,869           3,506           3,392
Net interest income                5,012          4,958          5,059           4,910           4,778
Provision for loan loss              313            353            560             371             237
Noninterest income                   962            925            934             956             856
Noninterest expense                3,094          2,991          2,971           3,025           2,946
Income taxes                         698            687            657             666             651
Net income                       $ 1,869        $ 1,852          1,805           1,804           1,800
 Return on average assets           1.54%         1.58%           1.53%           1.60%          1.61%
 Return on average equity          13.97%        13.98%          13.50%          13.64%         12.55%
Basic net income per share       $  0.53         $ 0.53           0.51            0.51            0.50


                                                  Daily Averages for the Quarter Ended
($000's, except per share        June 30,       March 31,    December 31,   September 30,      June 30,
and percent data)                  2000           2000           1999            1999            1999
                              -------------   ------------   ------------   -------------    ------------
Loans, net                     $ 302,561      $ 293,287        288,045         277,588         260,077
Total securities                 139,993        139,350        140,066         145,064         153,227
Total assets                     485,516        470,378        445,384         452,176         447,683
Total deposits                   419,506        404,746        408,803         392,710         385,610
Stockholders' equity              53,649         53,142         53,468          52,908          57,361



Results of Operations for the Three Months Ended June 30, 2000

      Net income for the quarter ended June 30,2000 was $1,869, an increase of $69 over the same quarter in 1999.

      The annualized return on average assets for the second quarter of 2000 was 1.54% compared to 1.61% for the quarter ended June 30, 1999. This decline was primarily the result of growth in average assets coupled with a moderate increase in net income.

      The annualized return on average equity for the three months ended June 30, 2000 was 13.97% compared to 12.55% for the quarter ended June 30, 1999. This increase was due to the decline in average equity caused by the previously mentioned tender offer that occurred in the second quarter of 1999.

Net Interest Income

      Net interest income increased $234 when the second quarter of 1999 and 2000 are compared. This modest increase is primarily due to the rising interest rate environment and a recent slow down in loan production.

Provision for Loan Losses

      The loan loss provision for the second quarter of 2000 was $313. Reference is made to previous comments pertaining to the evaluation of the loan portfolio and the adequacy of the loan reserve.

Noninterest Income

      Noninterest income for the three months ended June 30, 2000 was $962 an increase of $106 or 12.4%.

      Services charges on deposits increased $52. The change was due to increased volume, more aggressive collection efforts and certain changes in the service charges structure.

      Credit card income continued to show good growth, which was attributed to volume.

      Trust income declined when compared to the second quarter of 1999. Various factors contributed to the decrease among which were volume and market conditions.

Noninterest Expense

      Noninterest expenses were $3,094 for the three months ended June 30, 2000, an increase of $148 or 5.0% over the same period in 1999.

      Salaries and fringe benefits increased $49 or 3.25% when the three months ended June 30, 2000 and 1999 are compared.

      Occupancy expenses increased $52 when the two periods are compared. This increase was in part due to the opening of a new corporate office and banking facility in the third quarter of 1999 and ongoing renovations.

      Data processing expense increased $30, much of which was due to increases in internet banking expense.

      Other operating expenses declined by $52. Refer to comments regarding franchise taxes in the year-to-date discussion of noninterest expense.

Balance Sheet

      Total average assets at June 30, 2000 were $485,516 an increase of $15,138 or 3.21% over the first quarter of 2000. As previously stated the investment portfolio remains illiquid due to the interest rate environment. Some improvement, however, occurred as a result of strong deposit growth and a decrease in loan demand.

Banking Terms

Basis Point - a measurement unit defined as one hundredth of one percent; it usually refers to an interest rate.

Book Value Per Share - the value of a share of common stock determined by dividing shareholders' equity at the end of a period, excluding preferred stock, by the number of common shares outstanding at the end of the same period.

Core Deposits - demand deposits, savings accounts, interest checking accounts, insured money market accounts and certificates of deposit under $100,000. This is a more stable source of funds than funds purchased on the basis of rate only.

Cost of Funds - interest on deposits and borrowed funds divided by the average balance of such funds.

Comprehensive Income - net income plus the change in unrealized gains and losses, net of tax, plus certain reclassification adjustments on securities available for sale for the period.

Earning Assets - loans (net of unearned income), investment securities, money market investments and interest-bearing deposits in other banks.

Earnings Per Share-Basic - net income, reduced by dividends on preferred stock, divided by the weighted average number of common shares outstanding in the period.

Equity Capital/Share-holders' Equity - a balance sheet amount that represents the total investment in the corporation by holders of common and preferred stock; it includes amounts added through the retention of earnings.

Interest-Bearing Liabilities - deposits and borrowed funds on which the corporation pays interest; includes interest checking accounts, money market accounts, certificates of deposit, short-term borrowings and long-term debt.

Leverage Capital Ratio - the total of Tier 1 capital less certain intangible assets such as goodwill, divided by quarterly average assets. A key regulatory capital requirement with the minimum amount allowed of 4%.

Net Interest Income - the difference between income from earning assets and interest paid on deposits and borrowed funds.

Net Interest Margin - net taxable-equivalent interest income divided by average earning assets.

Nonperforming Assets - the sum of loans on which interest income is not being accrued, restructured loans on which the interest rates or terms of repayment have been materially revised and real estate that has been acquired through foreclosure.

Rate-Sensitive   Assets/  Liabilities  -  earning  assets  and  interest-bearing liabilities that can be repriced or replaced at a different interest rate, within a specific period, due to rate changes or maturity.

Return on Average Assets (ROA) - net income as a percentage of average total assets. It is a key profitability ratio that indicates how effectively a bank has used its total resources.

Return on Average Equity (ROE) - net income as a percentage of total average shareholders' equity. Provides a measure of how productively a bank's equity has been employed.

Risk-Based Assets - a regulatory method of classifying assets based on their potential risk of loss, used in calculating various capital ratios. Assets are classified in one of four categories based primarily on credit risk and are adjusted to reflect the relative riskiness of that category.

Securities Available for Sale - securities that will be held for indefinite periods of time and that may be sold as part of the bank's asset/liability strategy. These securities are recorded at their current market value rather than at their historical amortized cost.

Securities Held to Maturity - securities that the bank has the ability and the intent to hold to maturity. These securities are recorded at their original cost, adjusted for amortization of premium or discount accretion.

Spread or Interest-Rate Differential - the difference between the average interest rates received on earning assets and the average interest rates paid for interest-bearing liabilities.

Taxable-Equivalent Income - income that has been adjusted by increasing tax-exempt interest income to an equivalent pretax amount of taxable income. This adjustment allows corporations to compare the effective pretax yields on different mixes of taxable and tax-exempt assets.

Tier 1 Risk-Based Capital Ratio - common shareholders' equity less certain intangible assets, such as goodwill, divided by risk-based assets. Current regulatory minimum requires that at least a 4% ratio be maintained.

Total Risk-Based Capital Ratio - total capital divided by risk-based assets. Total capital consists of common shareholders' equity, the allowance for loan losses, and certain components of nonpermanent preferred stock and subordinated debt less certain intangible assets, such as goodwill. Current regulatory minimum requires that at least an 8% ratio be maintained.

Yield on Earning Assets - total taxable-equivalent interest income dividend by the average balance of earnings assets.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Derivatives

      The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, collateralized mortgage obligations, structured notes and other similar instruments that are included in securities available for sale and securities held to maturity. The fair value of these investments at June 30, 2000 approximated $3,852.

Interest Rate Sensitivity

      The Company's securities and loans and its deposits are subject to interest rate risk. The Company's profitability in the near term may temporarily be affected, either positively by a falling interest rate scenario or negatively by a period of rising rates. The table below sets forth, as of June 30, 2000, the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap. The table sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contracted terms.

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




                    Interest Rate                                                  June 30, 2000
                                                      ------------------------------------------------------------------------
                Sensitivity Table (1)                      Interest-sensitive (days)
                                                      -------------------------------------      1-5         >5
 ($ in thousands)                                           1-90       91-180      181-365      Years      Years       Total
                                                      ========================================================================

Interest-earning assets:
 Loans, net of unearned income (2)                        $ 52,547      11,870      34,282     140,780     71,496     310,975
 Federal funds sold                                            150         ---         ---         ---        ---         150
 Interest bearing deposits                                  10,074         ---         ---         ---        ---      10,074
 Securities available for sale (3)                           3,950         699       2,130      29,545     84,000     120,324
 Securities held to maturity (3)                             1,491         829       4,538      13,478      1,519      21,855
 Mortgage loans held for sale                                  743         ---         ---         ---        ---         743
                                                      ------------------------------------------------------------------------
   Total interest-earning assets                          $ 68,955      13,398      40,950     183,803    157,015     464,121
                                                      ========================================================================

Interest-bearing liabilities:
Interest-bearing demand deposits                          $ 83,341         ---         ---         ---        ---      83,341
Savings deposits                                            42,760         ---         ---         ---        ---      42,760
Time deposits                                               33,071      35,733      93,479      77,731        ---     240,014
Other borrowed funds                                           514         ---         ---      10,000        ---      10,514
                                                      ------------------------------------------------------------------------
   Total interest-bearing liabilities                     $159,686      35,733      93,479      87,731        ---     376,629
                                                      ========================================================================
Cumulative ratio of interest-
 Sensitive assets to interest-
 sensitive liabilities                                         .43         .42         .43         .82       1.23         ---
                                                      ========================================================================
Cumulative interest-sensitivity gap                        $(90,731)   (113,066)   (165,595)   (69,523)    87,492         ---
                                                      ========================================================================

(1) The Company is sensitive to interest rate changes, as liabilities generally reprice or mature before interest-earning assets. The above gap table reflects the Company's rate-sensitive position at June 30, 2000, and is not necessarily reflective of its position throughout the year. The carrying amounts of interest-rate sensitive assets and liabilities are presented in the periods in which they reprice to market rates or mature and are summed to show the interest-rate sensitivity gap.
(2)   Excludes nonaccrual loans.
(3) Call features on certain securities, if exercised could have the effect of materially shortening the average life of the investment portfolio. The exercise of a call feature is dependent upon the rate environment. The call decision is at the issuer's discretion and ultimate benefit. Securities available for sale are shown at amortized cost.

      The Company also uses simulation analysis to forecast its balance sheet and monitor interest rate sensitivity. One test used by the Company is shock analysis, which measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock of 100, 200, and 300 basis points and the effects on net income and return on average assets and return on average equity for the six months ended June 30, 2000.

($000's, except for percent data)
                                         Return on              Return on
   Rate Shift        Net Income        Average Equity         Average Assets
================================================================================
        300           $5,581                  9.07%                  1.06%
        200            6,306                 10.50%                  1.23%
        100            7,027                 11.91%                  1.41%
     (-)100            8,457                 14.61%                  1.76%
     (-)200            9,166                 15.91%                  1.93%
     (-)300            9,534                 16.66%                  2.02%


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

                 None for the three months ended June 30, 2000.

Item 4.          Submission of Matters to a Vote of Security Holders

                 Three Class 1 Directors of the Company were elected by a vote of the security holders for a term of three years each.

                 (a) This matter was submitted to a vote at the Company's Annual Meeting of Stockholders held on April 11, 2000.

                 (b)  The name of each director elected at the meeting follows:
                        Paul A. Duncan
                        L. A. Bowman
                        Cameron L. Forrester

                      The name of each director whose term of office continued after the meeting is listed:
                        Charles L. Boatwright
                        Alonzo A. Crouse
                        James A. Deskins, Sr.
                        William T. Peery
                        James G. Rakes
                        Jeffrey R. Stewart

                 (c) The number of votes cast for or against each nominee is provided below. There were no abstaining votes and no broker non-votes.

                      Election of directors

                      Director                  Votes For         Votes Against
                      --------                  ---------         -------------
                      Paul A. Duncan            2,650,419            33,004
                      L. A. Bowman              2,671,107            12,316
                      Cameron L. Forrester      2,668,881            14,542

Item 5.          Other Information

                 None

Item 6.          Exhibits and Reports on Form 8-K

                 (a)  Exhibit 27 - Financial Data Schedule

                 (b) Reports on Form 8-K filed during the three months ended June 30, 2000:

                      - Form 8-K dated May 17, 2000 detailing a planed stock repurchase is incorporated herein.
                      - Form 8-K dated May 30, 2000 announcing a change in public accounting firm is incorporated herein.
                      - Form 8-K/A dated June 9, 2000 amending Form 8-K dated May 30, 2000

                  National Bankshares, Inc. and Subsidiaries

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            National Bankshares, Inc.
                                  (Registrant)





     Date:
            ------------            ------------------------------------
                                    James G. Rakes, Chairman
                                    President and Chief Executive Officer



     Date:
            ------------            ------------------------------------
                                    J. Robert Buchanan, Treasurer
                                    (principal financial officer)