Form 10-Q
period 2000-09-30
NATIONAL BANKSHARES INC
filed 2000-11-13
CIK 796534

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

                For the quarterly period ended September 30, 2000


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

Yes   |X|   No    |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                     Outstanding at November 1, 2000
-------------------------------                  -------------------------------
Common Stock, $2.50 Par Value                               3,512,977


                         (This report contains 34 pages)

================================================================================

                   National Bankshares, Inc. and Subsidiaries

                                    Form 10-Q

                                      Index



                                                                        Page
                                                                        ----

Part I      Financial Information
-----------------------------------------------

     Item     1 - Financial Statements

              Consolidated Balance Sheets, September 30, 2000
               and December 31, 1999                                     3-4

              Consolidated Statements of Income and
               Comprehensive Income, Three Months Ended
               September 30, 2000 and 1999                               5-6

              Consolidated Statements of income and
               Comprehensive Income, Nine Months Ended
               September 30, 2000 and 1999                               7-8

              Consolidated Statements of Changes in
               Stockholders' Equity, Nine Months Ended
               September 30, 2000 and 1999                                9

              Consolidated Statements of Cash Flows,
               Nine Months Ended September, 2000 and 1999               10-11

     Item     2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations            18-29

     Item     3 - Quantitative and Qualitative Disclosures
               About Market Risk                                        30-32

Part II     Other Information
-----------------------------------------

     Items    1 - 3 - Legal Proceedings; Changes in
               Securities and Use of Proceeds;
               Defaults Upon Senior Securities                            33

     Item     4 - Submission of Matters to a Vote of
               Security Holders                                           33

     Item     5 - Other Information                                       33

     Item     6 - Exhibits and Reports on Form 8-K

Signatures                                                                34
----------------

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999

                                                 (Unaudited)       (Audited)
                                                September 30,     December 31,
($000's except share and per share data)             2000             1999
                                               ===============  ===============

Assets
Cash and due from banks                            $  9,301          13,311
Interest-bearing deposits                            18,003           9,219
Federal funds sold                                      100           2,800
Securities available for sale                       120,190         113,845
Securities held to maturity (fair value
 $21,010 in 2000 and $23,496 in 1999)                21,138          23,647
Mortgage loans held for sale                            122             229
Loans:
     Real estate construction loans                  18,307          14,669
     Real estate mortgage loans                      64,869          58,829
     Commercial and industrial loans                156,193         149,386
     Loans to individuals                            79,306          73,825
                                                ------------   -------------

          Total loans                               318,675         296,709
     Less unearned income and deferred fees          (2,409)         (1,916)
                                                -----------    ------------

          Loans, net of unearned income
           and deferred fees                        316,266         294,793
     Less: allowance for loan losses                 (3,732)         (3,231)
                                                -----------    ------------

          Loans, net                                312,534         291,562
                                                -----------    ------------

Bank premises and equipment, net                      8,388           8,506
Accrued interest receivable                           4,316           4,014
Other real estate owned, net                            467             447
Other assets                                          4,338           4,554
                                                -----------    ------------

          Total assets                             $498,897        $472,134
                                                ============   ============

Liabilities and stockholders' equity
Noninterest-bearing demand deposits                 $58,731          54,748
Interest-bearing demand deposits                     79,872          88,385
Savings deposits                                     42,129          44,834
Time deposits                                       248,540         219,220
                                                ------------   ------------

          Total deposits                            429,272         407,187
                                                ------------   ------------

Other borrowed funds                                 10,198          10,460
Accrued interest payable                                761             651
Other liabilities                                     1,097           1,113
                                                ------------   ------------

          Total liabilities                         441,328         419,411
                                                ------------   ------------

Stockholders' equity Preferred stock of no par value.
      Authorized 5,000,000 shares;  none
      issued and outstanding                            ---             ---
     Common stock of $2.50 par value.
      Authorized 5,000,000 shares;  issued and
      outstanding 3,512,377 shares in 2000 and
      3,516,977 in 1999                               8,780           8,792
     Retained earnings                               51,309          47,384
     Accumulated other comprehensive (loss)          (2,520)         (3,453)
                                                 ----------    ------------

          Total stockholders' equity                 57,569          52,723
Commitments and contingent liabilities
                                                 -----------   ------------

          Total liabilities and
           Stockholders' equity                    $498,897        $472,134
                                                 ===========   ============

                   National Bankshares, Inc. and Subsidiaries
                Consolidated Statements of Income and Comprehensive Income
                      Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                               September 30,      September 30,
($000's except share and per share data)          2000                1999
                                              ===============   ===============

Interest income
Interest and fees on loans                          $7,160              6,237
Interest on interest-bearing deposits                  194                ---
Interest on federal funds sold                           2                ---
Interest on securities - taxable                     1,666              1,597
Interest on securities - nontaxable                    564                582
                                              -------------      -------------

          Total interest income                      9,586              8,416
                                              -------------      -------------

Interest expense
Interest on time deposits $100,000 or more             899                600
Interest on other deposits                           3,471              2,830
Interest on borrowed funds                             180                 76
                                              -------------      -------------

          Total interest expense                     4,550              3,506
                                              -------------      -------------

          Net interest income                        5,036              4,910
Provision for loan losses                              331                371
                                              -------------      -------------

          Net interest income after
           provision for loan losses                 4,705              4,539
                                              -------------      -------------

Noninterest income
Service charges on deposit accounts                    423                391
Other service charges and fees                          64                 72
Credit card fees                                       256                216
Trust income                                           206                277
Other income                                            22                ---
Realized securities gains (losses), net                  5                ---
                                              -------------      -------------

          Total noninterest income                     976                956
                                              -------------      -------------

Noninterest expense
Salaries and employee benefits                       1,548              1,486
Occupancy and furniture and fixtures                   317                313
Data processing and ATM                                241                242
FDIC  assessment                                        32                 12
Credit card processing                                 369                196
Goodwill amortization                                    9                  9
Net costs of other real estate owned                    33                 18
Other operating expenses                               742                749
                                              -------------      -------------

          Total noninterest expense                  3,291              3,025
                                              -------------      -------------

Income before income tax expense                     2,390              2,470
Income tax expense                                    (639)              (666)
                                              --------------     -------------

          Net income                                 1,751              1,804

Other comprehensive income (loss),net of taxes:
Unrealized gains (losses) on securities
 available for sale                                    856               (542)
                                              -------------      --------------

         Comprehensive income                       $2,607              1,262
                                              =============      =============

         Net income per share                        $0.50               0.51
                                              =============      =============

          Weighted average number of common
           shares outstanding                    3,512,615          3,516,977
                                              =============      =============

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Income and Comprehensive Income
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                September 30,      September 30,
($000's except share and per share data)             2000              1999
                                                ===============   ==============

Interest income
Interest and fees on loans                             $20,545          17,612
Interest on interest-bearing deposits                      369              77
Interest on federal funds sold                             128              11
Interest on securities - taxable                         5,004           5,203
Interest on securities - nontaxable                      1,670           1,698
                                                ---------------   -------------

          Total interest income                         27,716          24,601
                                                ---------------   -------------

Interest expense
Interest on time deposits $100,000 or more               2,351           1,846
Interest on other deposits                               9,834           8,408
Interest on borrowed funds                                 525               6
                                                ---------------   -------------

          Total interest expense                        12,710          10,260
                                                ---------------   -------------

          Net interest income                           15,006          14,341
Provision for loan losses                                  997             840
                                                ---------------   -------------

          Net interest income after
           provision for loan losses                    14,009          13,501
                                                ---------------   -------------

Noninterest income
Service charges on deposit accounts                      1,184             999
Other service charges and fees                             201             186
Credit card fees                                           760             594
Trust income                                               611             718
Other income                                               102              57
Realized securities gains (losses), net                      5              24
                                                ---------------   -------------

          Total noninterest income                       2,863           2,578
                                                ---------------   -------------

Noninterest expense
Salaries and employee benefits                           4,662           4,552
Occupancy and furniture and fixtures                       938             840
Data processing and ATM                                    705             657
FDIC assessment                                             74              36
Credit card processing                                     805             538
Goodwill amortization                                       28              28
Net costs of other real estate owned                        59              24
Other operating expenses                                 2,105           2,222
                                                ---------------   -------------

          Total noninterest expense                      9,376           8,897
                                                ---------------   -------------

Income before income tax expense                         7,496           7,182
Income tax expense                                      (2,024)         (1,899)
                                               ---------------   -------------

          Net income                                     5,472           5,283

Other comprehensive income (loss),net of taxes:
Unrealized gains (losses) on securities
 available for sale                                        933          (3,509)
                                                ---------------   --------------

         Comprehensive income                           $6,405           1,774
                                                ===============   =============

         Net income per share                            $1.56            1.45
                                                ===============   =============

          Weighted average number of common
           shares outstanding                        3,515,337       3,638,232
                                                ===============   =============


                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                            Common
                                                                             Stock
                                                         Accumulated        Subject
                                                            Other           To ESOP
($000's, except for per           Common    Retained     Comprehensive       Put
 share data)                      Stock     Earnings        Income          Option        Total
                                ===============================================================

Balances, December 31, 1998       $9,482      50,182         1,019          (2,180)      58,503

Net income                           ---       5,283           ---              ---       5,283

Unrealized gains
 (losses) on securities
 available for sale,
 net of tax (1)                      ---         ---        (3,509)             ---      (3,509)

Dividend ($0.39 per share)           ---      (1,372)          ---              ---      (1,372)

Stock tender offer (2)              (690)     (7,071)          ---              ---      (7,761)

Change in common stock
 subject to ESOP put
 option                              ---         ---           ---              (2)          (2)
                                -----------------------------------------------------------------

Balances, September 30, 1999      $8,792      47,022        (2,490)         (2,182)      51,142
                                ================================================================

Balances, December 31, 1999       $8,792      47,384        (3,453)             ---      52,723

Net income                           ---       5,472           ---              ---       5,472

Unrealized gains
 (losses) on securities
 Available for sale,
 net of tax (1)                      ---         ---           933              ---         933

Dividend ($0.42 per share)           ---      (1,477)          ---              ---      (1,477)

Stock repurchase (3)                 (12)        (70)          ---              ---         (82)

Change in common stock
 Subject to ESOP put
 option                              ---         ---           ---              ---          ---
                                -----------------------------------------------------------------

Balances, September 30,2000       $8,780      51,309        (2,520)             ---      57,569
                                ================================================================

(1)   Tax expense of $481 in 2000 and tax benefit of $1,808 for 1999.
(2)   Represents the repurchase of 275,856 shares at $28.00 per share and related expenses.
(3)   Represents  the  repurchase  of 2,000  shares at $18.50 per  share,  2,000 shares at $17.50 per share,  300 shares at $16.38 per share and 300 shares at $16.50 per share.


                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                    September 30,  September 30,
($000's)                                                2000           1999
                                                    =============  =============

Cash flows from operating activities
Net income                                              $5,472         5,283

Adjustments   to  reconcile  net  income  to  net  cash  Provided  by  operating activities:
     Provision for loan losses                             997           840
     Depreciation of bank premises and equipment           750           655
     Amortization of intangibles                           114           114
     Amortization of premiums and accretion of
      discount, net                                        107           361
     Gains on sales of bank premises and equipment          (6)          ---
     (Gains)losses on sales and calls of securities
      available for sale, net                                4           (24)
     Gains on sales and calls of securities
      held to maturity, net                                (9)           ---
     Losses on other real estate owned                      22            14
      (Increase) decrease in:
        Mortgage loans held for sale                        107        1,610
        Accrued interest receivable                       (289)         (186)
        Other assets                                      (379)         (143)
     Increase(decrease)in:
        Accrued interest payable                           110            45
        Other liabilities                                  (16)          187
                                                     -----------  -----------

          Net cash provided by operating
           activities                                    6,984         8,756
                                                     ----------   -----------

Cash flows from investing activities
Net decrease in federal funds sold                       2,700         4,940
Net (increase)in interest-bearing
 deposits                                               (8,784)         (293)
Proceeds from calls and maturities of securities
 available for sale                                      5,970        23,903
Proceeds from sales of securities available for
 Sale                                                      751         1,218
Proceeds from calls and maturities of securities
 held to maturity                                        2,498         5,464
Purchases of securities available for sale             (11,754)      (11,944)
Purchases of loan participations                        (1,528)       (6,763)
Collections of loan participations                         620        11,045
Net increase in loans to customers                     (21,276)      (52,362)
Proceeds from disposal of other real estate owned          252           336
Recoveries on loans charged off                            (79)           45
Purchase of bank premises and equipment                   (638)       (2,368)
Proceeds from disposal of bank premises and equipment       10           ---
                                                     ----------   -----------

          Net cash used in investing
           activities                                  (31,258)      (26,779)
                                                     ---------    -----------

Cash flows from financing activities
Net increase in time deposits                           29,320        22,974
Net increase(decrease)deposits                          (7,235)        1,315
Net (decrease)in other borrowed funds                     (262)          345
Dividend paid                                           (1,477)       (1,372)
Repurchase of common stock                                 (82)       (7,761)
                                                     ----------   -----------

          Net cash provided by financing
           activities                                   20,264        15,501
                                                     ----------   -----------

Net decrease in cash and due from banks                 (4,010)       (2,522)
Cash and due from banks at beginning of period          13,311        14,421
                                                     ----------   -----------

Cash and due from banks at end of period                $9,301        11,899
                                                     ==========   ===========


Supplemental disclosure of cash flow information

Cash paid for interest                                 $12,600       $10,215
                                                     ==========   ===========

Cash paid for income taxes                              $2,395        $2,154
                                                     ==========   ===========

Loans charged to the allowance for loan losses            $575          $646
                                                     ==========   ===========

Loans transferred to other real estate owned              $294           $62
                                                     ==========   ===========

                   National Bankshares, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 2000
                                   (Unaudited)


Note (1)

      The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB) and Bank of Tazewell County (BTC), (the Company), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 1999 Annual Report to Stockholders and additional information supplied in the 1999 Form 10-K.

Note (2)    Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                    For the periods ended
                                          September 30,           December 31,
                                        2000         1999       1999       1998
                                       =========================================
($000's, except for % data)
Balance at beginning of period         $   3,231     2,679      2,679     2,438

Provision for loan losses                    997       840      1,400       624

Loans charged off                           (575)     (646)      (978)     (638)

Recoveries                                    79        45        130       255
                                       -----------------------------------------

Balance at the end of period              $3,732     2,918      3,231     2,679
                                       =========================================

Ratio of allowance for loan losses to
the end of period loans net of unearned
income and deferred fees
                                           1.18%     1.02%      1.10%     1.12%
                                       =========================================

Ratio of net charge-offs (recoveries)
to average loans, net of unearned
income and deferred fees(1)
                                            .22%      .31%       .31%      .17%
                                       =========================================

Ratio of allowance for loan losses to
nonperforming loans(2)
                                       1,719.82% 4,421.21%  1,691.62% 9,567.86%
                                       =========================================

(1)  Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                            September 30,         December 31,
                                           2000       1999      1999      1998
                                          ======================================
($000's, except for % data)

Nonperforming Assets

 Nonaccrual loans                           $217         67      151        28

 Restructured loans                          ---        ---       40       ---
                                          -------------------------------------

     Total nonperforming loans               217         67      191        28

Foreclosed property                          467        340      447       628
                                          -------------------------------------

     Total nonperforming assets             $684        407      638       656
                                          =====================================

Ratio of nonperforming assets to loans,
net of unearned income and deferred fees,
plus other real estate owned                .22%       .14%     .22%      .27%
                                          =====================================

Accruing Loans Past Due 90 Days or More

 Past due 90 days or more and
  still accruing                            $465      2,755    1,077       550
                                          =====================================

 Ratio of loans past due 90 days or
  more to loans, net of unearned
  income and deferred fees                  .15%       .96%     .37%      .23%
                                          =====================================

Impaired Loans

 Total impaired loans                       $603         67      317       373
                                          =====================================

 Impaired loans with a
  valuation allowance                       $267        ---      222       145
 Valuation allowance                        (230)       ---     (154)     (145)
                                          -------------------------------------

 Impaired loans net of allowance             $37        ---       68       ---
                                          =====================================

 Impaired loans with no
  valuation allowance                       $336         67       95       228
                                          =====================================

 Average recorded investment
  in impaired loans                         $543        107      292       387
                                          =====================================

 Income recognized on impaired
  Loans                                      $31        ---       13        32
                                          =====================================

 Amount of income recognized
  on a cash basis                            ---        ---      ---       ---
                                          =====================================

Note (3) Securities

      The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of September 30, 2000 are as follows:

                                             September 30, 2000

                                            Gross         Gross
                            Amortized     Unrealized    Unrealized       Fair
($ in thousands)              Costs         Gains         Losses        Values
                         -------------------------------------------------------

Available for sale:

  U.S. Treasury              $  6,246          11             38          6,219
  U.S. Government
   agencies and
   corporations                53,312          22          2,464         50,870
  State and political
   subdivisions                35,958         212            692         35,478
  Mortgage-backed
   securities                  12,158           1            221         11,938
  Corporate debt
   securities                  14,342           5            655         13,692
  Federal Home Loan
   Bank stock                   1,328         ---            ---          1,328
  Other securities                665         ---            ---            665
                         -------------------------------------------------------

     Total securities
      available for sale     $124,009         251          4,070        120,190
                         =======================================================

      The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of September 30, 2000 are as follows:

                                             September 30, 2000

                                            Gross         Gross
                            Amortized     Unrealized    Unrealized       Fair
($ in thousands)              Costs         Gains         Losses        Values
                         -------------------------------------------------------

Held to Maturity:

  U.S. Government
   agencies and
   corporations              $  5,501         ---            243          5,258
  State and political
   subdivisions                15,331         120              9         15,442
  Mortgage-backed
   securities                     306           4            ---            310
                         -------------------------------------------------------

     Total securities
      held to maturity        $21,138         124            252         21,010
                         =======================================================

Note (4) Restrictions on Dividend Payments and Capital Requirements

      Bankshares' and its subsidiaries' actual regulatory capital amounts and ratios are also presented in the following tables:

                                                                      To Be Well
                                                               Capitalized Under
                                             For Capital      Prompt Corrective
                                          Adequacy Purposes   Action Provisions
($ in thousands)      Amount     Ratio    Amount      Ratio   Amount      Ratio
                     -----------------------------------------------------------

September 30, 2000:
  Total capital(1)
  Bankshares
   Consolidated       $62,962    17.3%    27,406       8.0%    N/A        N/A
  NBB                  32,145    14.7%    17,550       8.0%   21,937      10.0%
  BTC                  28,394    23.3%     9,768       8.0%   12,210      10.0%
  Tier I capital(1)
  Bankshares
   Consolidated       $59,230    18.4%    13,703       4.0%    N/A        N/A
  NBB                  29,815    13.6%     8,775       4.0%   13,162       6.0%
  BTC                  26,992    22.1%     4,884       4.0%    7,326       6.0%
  Tier I capital(2)
  Bankshares
   Consolidated       $59,230    12.0%    19,825       4.0%    N/A        N/A
  NBB                  29,815    10.2%    11,710       4.0%   14,638       5.0%
  BTC                  26,992    13.5%     8,018       4.0%   10,022       5.0%

(1)   To Risk Weighted Assets
(2)   To Average Assets

                                                                      To Be Well
                                                               Capitalized Under
                                             For Capital      Prompt Corrective
                                          Adequacy Purposes   Action Provisions
($ in thousands)      Amount     Ratio    Amount      Ratio   Amount      Ratio
                    ------------------------------------------------------------

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

(1)   Risk Weighted Assets
(2)   To Average Assets


      Substantially  all of  Bankshares'  retained  earnings  are  undistributed earnings of its banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank's retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At September 30, 2000, retained net income from the Company's NBB affiliate which was free of such restriction amounted to approximately $2,656.

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

Analysis of Financial Condition and Results of Operations for the Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------
      Net income for the nine months ended September 30, 2000 was $5,472 which represents an increase of $189 or 3.58% over the first nine months of 1999. The annualized return on assets for the nine months ended September 30, 2000 was 1.51% and 1.59% for the period ended September 30, 1999. The annualized return on average equity was 13.33% for the period ended September 30, 2000 and 12.36% for the period ended September 30, 1999.

      Earnings per share for the period ended September 30, 2000 was $1.56 per share, an increase of $0.11 per share over the same period in 1999.

The following table provides selected consolidated financial data.

                                      September 30,             December 31,
($000's, except per share and        2000       1999         1999        1998
 percent data)                   ===============================================

Interest income                    $27,716     $24,601       33,603      31,828
Interest expense                    12,710      10,260       14,203      13,928
Net interest income                 15,006      14,341       19,400      17,900
Provision for loan losses              997         840        1,400         624
Noninterest income                   2,863       2,578        3,512       3,174
Noninterest expense                  9,376       8,897       11,868      11,061
Income taxes                         2,024       1,899        2,556       2,591
Net income                          $5,472       5,283        7,088       6,798
Return on average assets             1.51%       1.59%         1.56%       1.61%
Return on average equity (1)        13.33%      12.36%        12.61%      11.66%
Basic net income per share           $1.56        1.45         1.96        1.79
Book value per share                $16.39       15.16        14.99       16.00

(1) Includes amount related to common stock subject to ESOP put option excluded from stockholders' equity on the Consolidated Balance Sheets for the year ended December 31, 1998 and three month period ended September 30, 1999.

Net Interest Income
-------------------

      Net interest income at the end of the first nine months of 2000 was $15,006, an increase of $665 or 4.64% over the same period in 1999.

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

                                 September 30,                December 31,
                              2000           1999           1999          1998
                            ----------------------------------------------------
Yield on earning assets       8.35%         8.12%          8.18%         8.25%
Cost to fund earning assets   3.70%         3.25%          3.33%         3.50%
                            ----------------------------------------------------

Net interest margin           4.65%         4.87%          4.85%         4.75%
                            ====================================================

      As can be seen by the table shown above, the yield on earning assets for the nine months ended September 30, 2000 has increased by 23 basis points from the year-ended September 30, 1999. The cost to fund earning assets increased by 45 basis points. These elements combined to produce a 22 basis point decrease in the net interest margin.

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

                                September 30,                December 31,
                             2000           1999           1999          1998
                           -----------------------------------------------------
Yield on earning assets      8.35%         8.12%          8.18%         8.25%
Cost of interest-bearing
 Liabilities                 4.56%         4.15%          4.18%         4.48%
                           -----------------------------------------------------

Net interest spread          3.79%         3.97%          4.00%         3.77%
                           =====================================================

      As previously mentioned, the yield on earning assets increased due to upward repricing of earning assets. The cost of interest bearing liabilities increased by 38 basis points and directly reflects increased funding costs due to the current rising rate environment.

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

      The ratio of the allowance for loan losses to loans net of unearned income was 1.18% at September 30, 2000. This compares to 1.02% at September 30, 1999. The provision for the first nine months of 2000 was $997 up $157 over the same period the prior year. It is anticipated that the provision for 2000 will exceed that of 1999. The increase over 1999 is due to loan growth.

Noninterest Income
------------------

      Noninterest income is an important source of the Company's income. This category is comprised of service charges on deposit accounts, other service charges and fees, credit card fees, trust income and other income. Net securities gains and losses are also included in this category.

      Noninterest income for the period ended September 30, 2000 was $2,863, an increase of $285 or 11.06% over the same period in 1999.

      Service charges on deposit accounts were $1,184 at September 30, 2000, an increase of $185 or 18.52% from the same period in 1999. The change was due to an increased level of volume, more aggressive collections and certain changes in service charge structure.

      Other service charges increased by $15 when September 30, 2000 and 1999 are compared. This increase was due to volume.

      Credit card fees increased by $166 or 27.95% when the first nine months of 2000 and 1999 are compared. Continued growth in volume was the primary cause of this increase.

      Trust income decreased by 14.90% when compared to the first nine months of 1999. Trust income is dependent on market conditions as well as the types of accounts being handled at any given point in time. The level of estate business, for example, cannot be predicted with any degree of preciseness.

      Other income, which is comprised of various miscellaneous types of income, increased by $45 for the first nine months of 2000.

      Net securities gains and losses decreased $19 when 2000 and 1999 are compared. The income in this category primarily reflects gains and losses on securities called prior to maturity.

Noninterest Expense
-------------------

      Noninterest expenses for the first nine months of 2000 were $9,376, an increase of $479 or 5.38% over the first nine months of 1999. This nominal increase was due in part to management's efforts to contain controllable expenses.

      Salaries and fringe benefits were $4,662 at the end of the first nine months of 2000. This represents an increase of $110 or 2.42% over the first nine months of 1999.

      Occupancy expenses increased by $98 or 11.67% when the first nine months of 2000 and 1999 are compared. This increase was in part due to expenses related to the new corporate office and banking facility opened in the third quarter of 1999.

      Data processing expense increased by $48 or 7.31%. This increase is due to rising maintenance contracts. Increased expenses related to internet banking services at the Company's NBB affiliate were also a factor.

      Credit card expense increased by $267 or 49.63% in the first nine months of 2000. Increases in overall volume contributed to this increase. Included in credit card expenses is approximately $156 in losses incurred by the Company's NBB affiliate in the third quarter. The loss was the result of charged-back items from a single merchant. While the full extent of loss to be incurred is not known at this time, management estimates the loss to ultimately be in a range of $156 to $195. As previously mentioned, $156 was charged to operating expense in the third quarter. It is expected that this matter will be concluded in the fourth quarter.

      Other expenses at September 30, 2000 were $2,105, which represents a decrease of $117 or 5.27% over the same period in 1999. Other expenses include various types of costs. Examples of expense accounts included are telephone, franchise taxes, stationary and supplies, marketing expense, correspondent charges and numerous others.

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

Balance Sheet
-------------

The following table sets forth selected consolidated balance sheet data.

                                      September 30,              December 31,
                                   2000         1999        1999         1998
                                 ==============================================
($000's)
Selected Period-End Data
--------------------------------

Loans, net                       $312,534      283,711     291,562      236,578

Total securities                  141,328      142,459     137,492      166,754

Total assets                      498,897      462,673     472,134      445,166

Total deposits                    429,272      406,985     407,187      382,696

Stockholders' equity (1)           57,569       51,142      52,723       58,503

Selected Daily Averages Data
------------------------------

Loans, net                       $301,836      259,934     266,431      225,613

Total securities                  140,575      155,252     151,424      152,432

Interest-bearing assets           457,852      421,457     426,753      398,340

Total assets                      482,966      445,384     454,189      420,988

Total deposits                    416,040      385,959     391,583      359,970

Interest-bearing liabilities      371,148      330,576     340,111      310,634

Stockholders' equity               54,679       54,944      56,196       58,282


      Total average assets at September 30, 2000 were $482,966, an increase of $28,777 or 6.34% from December 31, 1999.

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

(1) September 30, 1999 and December 31, 1998 figures are shown net of the ESOP put option, ($2,180) and ($2,182), respectively.

Liquidity
---------

      Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. Cash from operating activities was $6,984 primarily due to earnings. Cash used in investing activities totaled $31,258. Primary uses were purchases of securities available for sale and net loans to customers. Offsetting funds used were reduction in federal funds sold and maturities and calls of securities.

      Cash from financing activities was $20,264. This balance was comprised of the previously mentioned efforts to obtain deposits.

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

Capital Resources
-----------------

      Total stockholders' equity increased $4,846 or 9.19% from December 31, 1999. The principal reason for the increase was net income. Accumulated comprehensive loss decreased $933 during the first nine months of 2000 to $(2,520). Offsetting decreases were the payment of a dividend $1,477 and the repurchase of 4,600 shares of common stock for $82.

Stock Repurchase
----------------

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

      As of September 30, 2000, 4,600 shares have been purchased for a total of $82. Two thousand shares were purchased at $18.50 per share, two thousand at $17.50 per share, three hundred at $16.38 per share and three hundred at $16.50 per share.

Acquisitions
------------

      On August 17, 2000 The Company entered into an agreement to purchase six branches from AmSouth of Birmingham Alabama. The acquisitions involves approximately $93,282 in deposits and $41,310 in loans. Three of the branches Radford, Dublin and Pulaski Virginia will be merged into The Company's NBB affiliate, with the remaining offices located in Wytheville, Abingdon and Marion Virginia merged with The Company's BTC affiliate. It is anticipated that the acquisition will be closed in the fourth quarter of 2000.

      In another move to improve the Company's competitive position BTC announced on September 15, 2000 that it would acquire a branch in Bluefield Virginia from First Union Bank. The acquisition will involve the purchase of approximately $39,431 in deposits and $11,033 in loans. Plans call for the acquisition to be completed in the first quarter of 2001.


Selected Affiliate Bank Data
----------------------------

      The following table sets forth selected data for NBB and BTC:

                                                   September 30, 2000
                                             -------------------------------

($000's, except for % data)                     NBB                  BTC
                                                ----                 ----
Assets                                        $295,237              201,313

Deposits                                       254,434              174,915

Net Income                                       3,347                2,103

Return on Average Assets                          1.57%                1.42%

Return on Average Equity                         16.01%               11.48%


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


The following table sets forth selected quarterly consolidated financial data.


                                                           For the Quarter-Ended
($000's, except per share       September 30,     June 30,       March 31,     December 31,   September 30,
and percent data)                    2000           2000           2000            1999            1999
                                -------------   -------------  ------------    ------------   -------------
Interest income                     $9,586          9,286          8,844           8,928           8,416
Interest expense                     4,550          4,274          3,886           3,869           3,506
Net interest income                  5,036          5,012          4,958           5,059           4,910
Provision for loan loss                331            313            353             560             371
Noninterest income                     976            962            925             934             956
Noninterest expense                  3,291          3,094          2,991           2,971           3,025
Income taxes                           639            698            687             657             666
Net income                          $1,751          1,869          1,852           1,805           1,804
 Return on average assets               1.42%         1.54%           1.58%           1.53%          1.60%
 Return on average equity              12.42%        13.97%          13.98%          13.50%         13.64%
Basic net income per share           $0.50           0.53           0.53            0.51            0.51



                                                    Daily Averages for the Quarter Ended
($000's, except per share       September 30,     June 30,       March 31,     December 31,   September 30,
and percent data)                    2000           2000           2000            1999            1999
                                -------------   -------------  ------------    ------------   -------------
Loans, net                        $309,586        302,561        293,287         288,045         277,588
Total securities                   141,534        139,993        139,350         140,066         145,064
Total assets                       492,073        485,516        470,378         445,384         452,176
Total deposits                     423,784        419,506        404,746         408,803         392,710
Stockholders' equity                56,390         53,649         53,142          53,468          52,908


Results of Operations for the Three Months Ended September 30, 2000
-------------------------------------------------------------------

      Net income for the quarter ended September 30,2000 was $1,751, a decrease of $53 from the same quarter in 1999.

      The return on average assets for the third quarter of 2000 was 1.42% compared to 1.60% for the quarter ended September 30, 1999. This decline was primarily the result of growth in average assets coupled with a decrease in net income.

      The return on average equity for the three months ended September 30, 2000 was 12.42% compared to 13.64% for the quarter ended September 30, 1999. This increase was due to the decline in average equity caused by the previously mentioned tender offer that occurred in the second quarter of 1999.

Net Interest Income
-------------------
      Net interest income increased $126 when the third quarter of 1999 and 2000 are compared. This modest increase is primarily due to the rising interest rate environment and a recent slow down in loan production.

Provision for Loan Losses
-------------------------

      The loan loss provision for the third quarter of 2000 was $331. Reference is made to previous comments pertaining to the evaluation of the loan portfolio and the adequacy of the loan reserve.

Noninterest Income
------------------

      Noninterest income for the three months ended September 30, 2000 was $976 an increase of $20 or 2.09%.

      Services charges on deposits increased $32. The change was due to increased volume, more aggressive collection efforts and certain changes in the service charges structure.

      Credit card income continued to show good growth, which was attributed to volume.

      Trust income declined when compared to the third quarter of 1999. Various factors contributed to the decrease among which were volume and market conditions.

Noninterest Expense
-------------------
      Noninterest expenses were $3,291 for the three months ended September 30, 2000, an increase of $266 or 8.79% over the same period in 1999.

      Salaries and fringe benefits increased $62 or 4.17% when the three months ended September 30, 2000 and 1999 are compared.

      Occupancy expenses increased $4 when the two periods are compared.

      Data processing expense decreased $1 when the third quarter of 2000 and 1999 are compared.

      Other operating expenses declined by $7. Refer to comments regarding franchise taxes in the year-to-date discussion of noninterest expense.

Balance Sheet
-------------

      Total average assets at September 30, 2000 were $492,073 an increase of $39,897 or 8.82% over the second quarter of 2000. As previously stated the investment portfolio remains illiquid due to the interest rate environment. Some improvement, however, occurred as a result of strong deposit growth and a decrease in loan demand.

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

Taxable-Equivalent In-come - income that has been adjusted by increasing tax-exempt interest income to an equivalent pretax amount of taxable income. This adjustment allows corporations to compare the effective pretax yields on different mixes of taxable and tax-exempt assets.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Derivatives

      The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, collateralized mortgage obligations, structured notes and other similar instruments that are included in securities available for sale and securities held to maturity. The fair value of these investments at September 30, 2000 approximated $3,900.

Interest Rate Sensitivity

      The Company's securities and loans and its deposits are subject to interest rate risk. The Company's profitability in the near term may temporarily be affected, either positively by a falling interest rate scenario or negatively by a period of rising rates. The table below sets forth, as of September 30, 2000, the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap. The table sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contracted terms.

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



                                                      ========================================================================
                    Interest Rate                                               September 30, 2000
                                                      ------------------------------------------------------------------------

                Sensitivity Table (1)                      Interest-sensitive (days)
                                                                                               1-5         >5
                                                      -------------------------------------
 ($ in thousands)                                           1-90       91-180      181-365      Years      Years       Total
==============================================================================================================================

Interest-earning assets:
 Loans, net of unearned income (2)                         $50,275      28,865      20,217     143,810     72,882     316,266
 Federal funds sold                                            100         ---         ---         ---        ---         100
 Interest bearing deposits                                  18,003         ---         ---         ---        ---      18,003
 Securities available for sale (3)                           3,761       1,931         998      33,627     79,873     120,190
 Securities held to maturity (3)                             1,147       3,847       2,168      13,043        933      21,138
 Mortgage loans held for sale                                  122         ---         ---         ---        ---         122
------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                           $73,408      34,643      23,383     190,480    153,688     475,819
==============================================================================================================================

==============================================================================================================================
Interest-bearing liabilities:
Interest-bearing demand deposits                           $79,872         ---         ---         ---        ---      79,872
Savings deposits                                            42,129         ---         ---         ---        ---      42,129
Time deposits                                               34,467      57,115      74,865      82,093        ---     248,540
Other borrowed funds                                           198         ---      10,000         ---        ---      10,198
------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities                     $156,666      57,115      84,865      82,093        ---     380,739
------------------------------------------------------========================================================================
Cumulative ratio of interest-
 Sensitive assets to interest-
 sensitive liabilities                                         .47         .51         .44         .85       1.25         ---
------------------------------------------------------========================================================================
Cumulative interest-sensitivity gap                        $(83,258)   (105,730)   (167,212)   (58,825)    94,863         ---
==============================================================================================================================


(1) The Company is sensitive to interest rate changes, as liabilities generally reprice or mature before interest-earning assets. The above gap table reflects the Company's rate-sensitive position at September 30,
      2000, and is not necessarily reflective of its position throughout the year. The carrying amounts of interest-rate sensitive assets and liabilities are presented in the periods in which they reprice to market rates or mature and are summed to show the interest-rate sensitivity gap.
(2)   Excludes nonaccrual loans.
(3) Call features on certain securities, if exercised could have the effect of materially shortening the average life of the investment portfolio. The exercise of a call feature is dependent upon the rate environment. The call decision is at the issuer's discretion and ultimate benefit. Securities available for sale are shown at amortized cost.

      The Company also uses simulation analysis to forecast its balance sheet and monitor interest rate sensitivity. One test used by the Company is shock analysis, which measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock of 100, 200, and 300 basis points and the effects on net income and return on average assets and return on average equity for the nine months ended September 30, 2000.

($000's, except for percent data)
                                         Return on              Return on
   Rate Shift        Net Income        Average Equity         Average Assets
================================================================================
         300           $5,323                  8.98%                  1.06%
         200            6,063                 10.30%                  1.23%
         100            6,799                 11.60%                  1.39%
      (-)100            8,258                 14.11%                  1.71%
      (-)200            8,891                 15.33%                  1.87%
      (-)300            9,379                 16.03%                  1.96%


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

                 None for the three months ended September 30, 2000.

Item 4.          Submission of Matters to a Vote of Security Holders

                 None

Item 5.          Other Information

                 None

Item 6.          Exhibits and Reports on Form 8-K

                 (a)  Exhibit 27 - Financial Data Schedule

                 (b) Reports on Form 8-K filed during the three months ended September 30, 2000:

                      August 17, 2000 - Purchase of Ams South Virginia Branches

                   National Bankshares, Inc. and Subsidiaries

                                   Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            National Bankshares, Inc.
                                  (Registrant)








     Date:  11/13/2000              /s/James G. Rakes
            -------------           -------------------------------------
                                    James G. Rakes, Chairman
                                    President and Chief Executive Officer





     Date:  11/13/2000              /s/J. Robert Buchanan
            -------------           -------------------------------------
                                    J. Robert Buchanan, Treasurer
                                    (principal financial officer)