Form 10-K
period 2000-12-31
NATIONAL BANKSHARES INC
filed 2001-03-30
CIK 796534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended                                 Commission file number
   December 31, 2000                                              O-15204

                        National Bankshares, Incorporated
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Virginia                         54-1375874
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      101 Hubbard Street
      Blacksburg, Virginia                                         24060
----------------------------------------                    --------------------
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code             (540) 951-6300
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 7, 2001 was $63,550,526. (In determining this amount, the registrant assumes that all of its Directors and principal Officers are affiliates. Such assumption shall not be deemed conclusive for any other purposes.)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at March 7, 2001
------------------------------                    ------------------------------
Common Stock, $2.50 Par Value                               3,511,377



                       DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrants' Annual Report to Stockholders for the year ended December 31, 2000, is incorporated by reference into Parts I and II of this report.

Selected information from the Registrant's Proxy Statement for the Annual Meeting to be held March 14, 2001 and filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.


                        (This report contains 43 pages.)
                  (The Index of Exhibits are on pages 42 & 43.)

                                Table of Contents


                                                                            Page
Part I

Item 1.      Business                                                        3
Item 2.      Properties                                                      31
Item 3.      Legal Proceedings                                               31
Item 4.      Submission of Matters to a Vote of
              Security Holders                                               31
             Executive Officers of the Registrant                            32
Part II

Item 5.      Market for Registrant's Common
              Equity and Related Stockholder
              Matters                                                        33
Item 6.      Selected Financial Data                                         33
Item 7.      Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                                  33
Item 7A.     Quantitative and Qualitative
              Disclosures About Market Risk                                  33
Item 8.      Financial Statements and
              Supplementary Data                                             36
Item 9.      Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                                           36
Part III

Item 10.     Directors and Executive Officers of
               the Registrant                                                36
Item 11.     Executive Compensation                                          36
Item 12.     Security Ownership of Certain
               Beneficial Owners and Management                              37
Item 13.     Certain Relationships and Related
               Transactions                                                  37

Part IV

Item 14.     Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K                            37

Signatures                                                                   41

Index to Exhibits                                                          42-43

                                     Part I


($ In Thousands Except Per Share Data)

Item 1.  Business.
-----------------

History and Business

  National Bankshares, Inc. (Bankshares) is a bank holding company organized under the laws of Virginia in 1986 and registered under the Bank Holding Company Act (BHCA). Except for a separate investment portfolio, Bankshares conducts all of its business operations through its two wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and Bank of Tazewell County (BTC), collectively referred to as "the Company". There are future plans to enter the insurance and investments sales business through a separate subsidiary.

The National Bank of Blacksburg

  The National Bank of Blacksburg was originally chartered as the Bank of Blacksburg in 1891. Its state charter was converted to a national charter in 1922 and it became The National Bank of Blacksburg. NBB operates a full-service banking business from its headquarters in Blacksburg, Virginia, and its twelve area branch offices. NBB offers general retail and commercial banking services to individuals, businesses, local government units and institutional customers. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making real estate, commercial, revolving, consumer and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks, savings bond sales and utility payment services; and providing other miscellaneous services normally offered by commercial banks. NBB also conducts a general trust business. Through its trust operation, NBB offers a variety of personal and corporate trust services.

  NBB makes loans in all major loan categories, including commercial, commercial and residential real estate, construction and consumer loans.

  At December 31, 2000, NBB had total assets of $339,357. Total deposits at this date were $306,827. NBB's net income for 2000 was $4,562 which produced a return on average assets of 1.55% and a return on average stockholders' equity of 16.02%. Refer to footnote 11 of the Company's 2000 Annual Report to Stockholders for NBB's risk-based capital ratios.

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

  At December 31, 2000 BTC had total assets of $251,786. Total deposits at this same date were $223,911. BTC's net income for 2000 was $2,721 which produced a return on average assets of 1.32% and a return on average stockholders' equity of 10.92%. Refer to footnote 11 of the Company's 2000 Annual Report to Stockholders for BTC's risk-based capital ratios.

Commercial Loans

  NBB and BTC make both secured and unsecured loans to businesses and to individuals for business purposes. Loan requests are granted based upon several factors including credit history, past and present relationships with the bank and marketability of collateral. Unsecured commercial loans must be supported by a satisfactory balance sheet and income statement. Collateralized business loans may be secured by a security interest in marketable equipment, accounts receivable, business equipment and/or general intangibles of the business. In addition, or as an alternative, the loan may be secured by a deed of trust lien on business real estate.

  The risks associated with commercial loans are related to the strength of the individual business, the value of loan collateral and the general health of the economy.

Residential Real Estate Loans

  Loans secured by residential real estate are originated by both bank subsidiaries. NBB sells a substantial percentage of the residential real estate loans it originates in the secondary market on a servicing released basis. There are occasions when a borrower or the real estate do not qualify under secondary market criteria, but the loan request represents a reasonable credit risk. Also, an otherwise qualified borrower may choose not to have their mortgage loan sold. On these occasions, if the loan meets NBB's internal underwriting criteria, the loan will be closed and placed in NBB's portfolio. Some residential loans originated by BTC are held in the bank's loan portfolio and others are sold in the secondary market. In their secondary market operations, NBB and BTC participate in insured loan programs sponsored by the Department of Housing and Urban Development, the Veterans Administration and the Virginia Housing Development Authority.

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

Sales and Purchases of Loans

  NBB and BTC will occasionally buy or sell all or a portion of a loan. These purchases and sales are in addition to the secondary market residential mortgage loans regularly sold by NBB. Because the demand for loans, particularly for commercial loans, is greater in NBB's market area than in BTC's market area, NBB regularly sells loans and participations in loans to BTC.

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

  The following table sets forth, for the three fiscal years ended December 31, 2000, 1999 and 1998 the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

                                                               Percentage of
Period                       Class of Service                 Total Revenues
------                       ----------------                 --------------
December 31, 2000            Interest and Fees on Loans           66.74%
                             Interest on Investments              21.22%
December 31, 1999            Interest and Fees on Loans           64.95%
                             Interest on Investments              24.41%
December 31, 1998            Interest and Fees on Loans           61.97%
                             Interest on Investments              25.99%

Market Area

The National Bank of Blacksburg Market Area

  NBB's primary market area consists of the northern portion of Montgomery County, all of Giles County, all of Pulaski County, the City of Radford, the City of Galax and adjacent portions of Carroll and Grayson Counties, Virginia. This area includes the towns of Blacksburg and Christiansburg in Montgomery County, the towns of Pearisburg, Pembroke and Rich Creek, in Giles County, and the towns of Dublin and Pulaski in Pulaski County. The local economy is diverse and is oriented toward higher education, retail and service, light manufacturing and agriculture.

  Montgomery County's largest employer is Virginia Polytechnic Institute and State University (VPI & SU) located in Blacksburg. VPI & SU is the Commonwealth's land grant college and also its largest university. Employment at VPI & SU has remained stable over the past three years, and it is not expected to change materially in the next few years. A second state supported university, Radford University, is located in NBB's service area. It too has provided stable employment opportunities in the region.

  Giles County's primary employer is the Celanese Corp. plant, a manufacturer of the material from which cigarette filters are made. In late 1997 temporary employee furloughs were announced, and a small number of these temporary layoffs have become permanent.

  Pulaski County's major employer is the Volvo Heavy Trucks production facility. During 2000, the Volvo company laid off a significant number of workers, and the trend is likely to continue in the near term as the demand for heavy trucks nationwide is very low. The county also has several large furniture plants, most notably Pulaski Furniture and Ethan Allen. Pulaski Furniture recently announced a small work force reduction.

  The City of Galax is located in the Virginia-North Carolina furniture-manufacturing region. Three furniture companies, Vaughan Bassett Furniture Company, Vaughan Furniture Company, Inc. and Webb Furniture Company together employ the largest percentage of the area's work force. The Galax economy is stable, but furniture manufacturing is often affected early in an economic downturn.

  Several other small manufacturing concerns are located in Montgomery, Giles and Pulaski Counties and in the City of Galax. These concerns manufacture diverse products and are not dependent on one sector of the economy. Agriculture and tourism are also important to the region, especially in Giles County and in the area near Galax.

  Since 1988, Montgomery County has developed into a regional retail center, with the construction of two large shopping areas. Two area hospitals, each of which are affiliated with different large health care systems, have constructed additional facilities attracting health care providers to Montgomery County, making it a center for basic health care services. VPI & SU's Corporate Research Center has brought several small high tech companies to Blacksburg, and further expansion is planned.

  Montgomery County, with an approximate population of 77,000, has experienced moderate population growth and this trend is predicted to continue. Neighboring Giles County is more rural, with a total population of approximately 16,500. The population of Giles County is expected to slowly decline over the next few years. It is not anticipated that this decline will materially impact NBB's business in Giles County. Pulaski County has a total population of 34,000 and is relatively stable. The City of Galax has a population of approximately 7,000, and the neighboring, mostly rural, counties of Carroll and Grayson have a total of approximately 50,000 inhabitants. The area's population is stable, and no dramatic changes are predicted.

  NBB's primary market area offers the advantages of a good quality of life, scenic beauty, moderate climate and the cultural attractions of two major universities. The region has marketed itself as a retirement destination, and it has had some recent success attracting retirees, particularly from the Northeast and urban Northern Virginia. These marketing efforts are expected to continue.

Bank of Tazewell County Market Area

  Most of BTC's business originates from Tazewell County, Virginia and Mercer County, West Virginia. This includes the towns of Tazewell, Richlands and Bluefield, Virginia and Bluefield, West Virginia. BTC also has also recently added offices located in the Towns of Wytheville, Marion and Abingdon located in Wythe, Smyth and Washington Counties, Virginia, respectively. BTC's primary market area has largely depended on the coal mining industry and farming for its economic base. In recent years, coal companies have mechanized reducing the number of individuals required for the production of coal. However, there are still a number of support industries for the coal mining business that continue to provide employment in the area. Additionally, several new businesses have been established in the area, and Bluefield, West Virginia has begun to emerge as a regional medical center. Unemployment has stabilized, and real estate values remain stable and comparable to other areas in southwest Virginia. BTC's expanded market areas in Wythe, Smyth and Washington Counties have a diverse economic base, with manufacturing, agriculture, education and service industries all represented.

Competition

  The banking and financial service business in Virginia, generally, and in NBB's and BTC's market areas specifically, is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and new competition from non-traditional financial services. The Company's bank subsidiaries compete for loans and deposits with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than NBB and BTC. In order to compete with these other financial service providers, NBB and BTC rely upon service-based business philosophies, personal relationships with customers, specialized services tailored to meet customers' needs and the convenience of office locations. In addition, the banks are generally competitive with other financial institutions in their market areas with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

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

  At December 31, 2000, NBB employed 138 full time equivalent employees at its main office, operations center and branch offices. BTC at December 31, 2000 employed 81 full time equivalent employees in its various offices and operational areas.

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

  The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the GLBA), enacted on November 12, 1999, was a broad rewrite of financial services legislation. The GLBA permits significant combinations among different sectors of the financial services industry; allows for significant expansion of financial service activities by Bank holding companies and provides for a regulatory framework by various governmental authorities responsible for different financial activities; and offers certain financial privacy protections to consumers. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act and, by amending the Bank Holding Companies, the GLBA added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. The GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. The GLBA permits affiliations between banks and securities firms within the same holding company structure, and the Act permits financial holding companies to directly engage in a broad range of securities and merchant banking activities.

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

  National banks, like NBB, are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located. Under current Virginia law, NBB may open branch offices throughout Virginia with the prior approval of the OCC. In addition, with prior approval of one or more of the OCC, NBB will be able to acquire existing banking operations in Virginia. As a state bank, BTC is subject to Virginia state branching laws with BFI and Federal Reserve Bank approval, BTC is able to acquire existing banking operations in the state.

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

  Virginia has, by statute, elected to opt-in fully to interstate branching under the Interstate Act. Under the Virginia statute, Virginia state banks may, with the approval of the Virginia State Corporation Commission, establish and maintain a de novo branch or acquire one or more branches in a state other than Virginia, either separately or as part of a merger. Procedures also are established to allow out-of-state domiciled banks to establish or acquire branches in Virginia, provided the "home" state of the bank permits Virginia banks to establish or acquire branches within its borders. The activities of these branches are subject to the same laws as Virginia domiciled banks, unless such activities are prohibited by the law of the state where the bank is organized. The Virginia State Corporation Commission has the authority to examine and supervise out-of-state state banks to ensure that the branch is operating in a safe and sound manner and in compliance with the laws of Virginia. The Virginia statute authorizes the Bureau of Financial Institutions to enter into cooperative agreements with other state and federal regulators for the examination and supervision of out-of-state banks with Virginia operations, or Virginia domiciled banks with operations in other states. Likewise, national banks, with the approval of the OCC, may branch into and out of the state of Virginia. Any Virginia branch of an out-of-state national bank is subject to Virginia law (enforced by the OCC) with respect to intrastate branching, consumer protection, fair lending and community reinvestment as if it were a branch of a Virginia bank, unless preempted by federal law.

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

  To establish or acquire a financial subsidiary, a national bank must be well-managed, and the consolidated assets of its financial subsidiary must not exceed the lesser of 45% of the consolidated total assets of the bank or $50 billion. The relationship between a national bank and a financial subsidiary are subject to a variety of supervisory enhancements from regulators. The GLBA also provides that state banks that establish or acquire financial subsidiaries are required to comply with the same safeguards imposed on the financial subsidiaries of national banks.

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

 ($ in thousands)
===============================================================================
                                                  December 31,
                                     ------------------------------------------
Assets                                  2000          1999           1998
===============================================================================
Cash and due from banks                   $11,355        12,820         10,281
Interest bearing deposits                  10,683         5,263         12,889
Federal funds sold                          6,149         2,926          6,389
Securities available for sale:
   Taxable                                 87,813        95,979         94,247
   Nontaxable                              31,302        29,286         29,284
Securities held to maturity:
   Taxable                                  9,029         8,940          9,972
   Nontaxable                              14,542        17,219         18,929
Mortgage loans held for sale                  519           709          1,017
Loans, net                                310,624       266,431        225,613
Other assets                               18,365        14,616         12,367
                                     ------------------------------------------
     Total assets                        $500,381       454,189        420,988
===============================================================================
-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
===============================================================================
-------------------------------------------------------------------------------
Noninterest-bearing demand
 Deposits                                 $56,709        55,700         49,552
Interest-bearing demand deposits           85,713        85,284         77,842
Savings deposits                           43,138        46,792         47,475
Time deposits                             248,113       203,807        185,101
                                     ------------------------------------------
     Total deposits                       433,673       391,583        359,970
Short-term borrowings                       1,727         4,228            216
Long-term borrowings                        7,284           ---            ---
                                     ------------------------------------------
Other liabilities                           2,015         2,182          2,520
                                     ------------------------------------------
   Total liabilities                      444,699       397,993        362,706
Stockholders' equity                       55,682        56,196         58,282
                                     ------------------------------------------
   Total liabilities and
    Stockholders' equity                 $500,381       454,189        420,988
===============================================================================

B.       Analysis of Net Interest Earnings
         The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest-earning assets for the years indicated.

                     ---------------------------------------------------------------------------------------------------------------
                              December 31, 2000                        December 31, 1999                     December 31, 1998
                     ---------------------------------------------------------------------------------------------------------------
                                              Average                                 Average                                Average
                      Average                 Yield/        Average                    Yield/       Average                  Yield/
($ in thousands)      Balance     Interest     Rate         Balance      Interest       Rate        Balance     Interest      Rate
                     ---------------------------------------------------------------------------------------------------------------
                     ---------------------------------------------------------------------------------------------------------------

Interest-earning
 Assets:
Loans, net (1)(2)(3)  $314,685      28,454      9.04%        267,140      24,244         9.08%       226,630      21,726      9.59%
Taxable securities      96,842       6,760      6.98%        104,919       6,820         6.50%       104,219       7,201      6.91%
Nontaxable
 Securities (1)         45,844       3,420      7.46%         46,505       3,414         7.34%        48,213       2,899      6.01%
Federal funds sold       6,149         338      5.50%          2,926         170         5.81%         6,389         345      5.40%
Interest bearing
 Deposits               10,683         689      6.45%          5,263         269         5.11%        12,889         696      5.40%
                     ---------------------------------------------------------------------------------------------------------------
Total interest-
 Earning assets        474,203      39,661      8.36%        426,753      34,917         8.18%       398,340      32,867      8.25%
                     ===============================================================================================================
Interest-bearing
 Liabilities:
Interest-bearing
 Demand deposits       $85,713       2,243      2.62%         85,284       2,129         2.50%        77,842       2,203      2.83%
Savings deposits        43,138       1,135      2.63%         46,792       1,212         2.59%        47,475       1,511      3.18%
Time deposits          248,113      14,157      5.71%        203,807      10,630         5.22%       185,101      10,203      5.51%
Short-term
 Borrowings              1,727         118      6.83%          4,228         232         5.49%           216          11      5.09%
Long-term debt           7,284         510      7.00%            ---         ---           ---           ---         ---        ---
                     ---------------------------------------------------------------------------------------------------------------
Total interest-
 Bearing liabilities  $385,975      18,163      4.71%        340,111      14,203         4.18%       310,634      13,928      4.48%
                     ===============================================================================================================
Net interest income
 and interest rate
 spread                             21,498      3.65%                     20,714         4.00%                    18,939      3.77%
                     ===============================================================================================================
Net yield on average
 Interest-earning
 Assets                                         4.53%                                    4.85%                                4.75%
                     ===============================================================================================================

(1) Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 34%.
(2) Loan fees of $381 in 2000, $680 in 1999 and $414 in 1998 are included in total interest income.
(3)  Nonaccrual loans are included in average balances for yield computations.

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


                               ==============================================================================================
                                               2000 Over 1999                                 1999 Over 1998
                               ----------------------------------------------------------------------------------------------
                                       Changes Due To                                 Changes Due To
                               -------------------------------                -------------------------------
                                                                Net Dollar                                     Net Dollar
($ in thousands)                  Rates(2)       Volume(2)        Change         Rates(2)       Volume(2)        Change
=============================================================================================================================

Interest income:(1)
  Loans                           $  (89)         4,299            4,210          (1,206)         3,724           2,518
  Taxable securities                 485           (545)             (60)           (429)            48            (381)
  Nontaxable securities               55            (49)               6             621           (106)            515
  Federal funds sold                 (10)           178              168              24           (199)           (175)
  Interest bearing deposits           85            335              420             (35)          (392)           (427)
-------------------------------------------------------------------------------------------------------------------------
Increase(decrease) in
 income on interest-
 earning assets                      526          4,218            4,744          (1,025)         3,075           2,050
-------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest-bearing demand
   deposits                       $  103             11              114            (273)           199             (74)
  Savings deposits                    19            (96)             (77)           (278)           (21)           (299)
  Time deposits                    1,065          2,462            3,527            (568)           995             427
  Short-term borrowings               47           (161)            (114)              1            220             221
  Long-Term Borrowings               ---            510              510             ---            ---             ---
-------------------------------------------------------------------------------------------------------------------------
Increase(decrease) in
 expense of interest-
 bearing liabilities              $1,234          2,726            3,960          (1,118)         1,393             275
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
 interest income                  $ (708)         1,492              784              93          1,682           1,775
=========================================================================================================================


(1)      Taxable equivalent basis using a Federal income tax rate of 34%.
(2) Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

 II.     Investment Portfolio

         A.     Book Value of Investments
                The amortized costs and fair values of securities available for sale as of December 31, 2000, 1999 and 1998 were as follows:


                                              ==============================================================================
                                                                              December 31,
                                              ------------------------------------------------------------------------------
                                              ------------------------------------------------------------------------------
                                                         2000                      1999                     1998
                                              ------------------------------------------------------------------------------
                                                Amortized       Fair       Amortized      Fair      Amortized      Fair
($ in thousands)                                  Costs        Values        Costs       Values       Costs       Values
============================================================================================================================

Available for sale:
 U.S. Treasury                                   $  6,246       6,331         6,244      6,164         9,253       9,671
 U.S. Government agencies and
  corporations                                     54,815      54,034        50,373     47,498        59,365      59,595
 States and political subdivisions                 35,456      35,606        32,903     31,617        32,183      32,865
 Mortgage-backed securities (1)                    11,818      11,776        13,464     13,176        17,282      17,200
 Corporate debt securities                         14,341      14,058        14,349     13,646        14,528      14,824
 Federal Home Loan Bank stock                       1,329       1,329         1,329      1,329         1,214       1,214
 Federal Reserve Bank stock                           209         209           247        247           247         247
 Other securities                                     442         442           168        168           462         462
                                              ---------------------------------------------------------------------------
    Total securities available for sale          $124,656     123,785       119,077    113,845       134,534     136,078
=========================================================================================================================

                The amortized costs of securities held to maturity as of December 31, 2000, 1999 and 1998 were as follows:

                                                             =========================================================
                                                                                   December 31,
                                                             ---------------------------------------------------------
                                                             ---------------------------------------------------------
($ in thousands)                                                    2000               1999               1998
======================================================================================================================

Held to maturity:
 U.S. Treasury                                                   $    ---                500              1,006
 U.S. Government agencies and corporations                          8,500              5,500              7,497
 States and political subdivisions                                 17,288             17,283             21,160
 Mortgage-backed securities (1)                                       288                364                513
 Corporate                                                          6,483                ---                500
                                                             ---------------------------------------------------------
    Total securities held to maturity                            $ 32,559             23,647             30,676
======================================================================================================================

(1) The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2000 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Financial Institution Examination Council's (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and price sensitivity which are the primary risks associated with this type of security. Such tests are usually subject to regulatory review.

     Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders' equity.

B.       Maturities and Associated Yields
         The following table presents the maturities for those securities available for sale and held to maturity as of December 31, 2000 and weighted average yield for each range of maturities.

                                         =======================================================================================
                                                                         Maturities and Yields
                                                                           December 31, 2000
                                         ---------------------------------------------------------------------------------------
($ in thousands except for % data)         < 1 Year     1-5 Years     5-10 Years     > 10 Years       None          Total
================================================================================================================================

Available for Sale                         $   ---         5,312          1,018            ---          ---          6,330
------------------
U.S. Treasury                                  ---          6.02%          5.66%           ---          ---           5.96%
----------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                       ---        14,496         24,199         15,338          ---         54,033
                                               ---          6.56%          6.76%          6.67%         ---           6.68%
----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                     ---           ---          2,155          9,621          ---         11,776
                                               ---           ---           6.32%          7.39%         ---           7.20%
----------------------------------------------------------------------------------------------------------------------------
States and Political                           ---         1,150            510          1,309          ---          2,969
 Subdivision - taxable                         ---          7.06%          7.40%          7.80%         ---           7.44%
----------------------------------------------------------------------------------------------------------------------------
States and Political Subdivision               211         7,175         10,745         14,507          ---         32,638
 - nontaxable(1)                              7.59%         6.89%          6.75%          6.60%         ---           6.72%
----------------------------------------------------------------------------------------------------------------------------
Corporate                                      987         3,498          4,440          5,133          ---         14,058
                                              5.57%         6.98%          6.64%          6.85%         ---           6.73%
----------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank stock                   ---           ---            ---            ---        1,329          1,329
                                               ---           ---            ---            ---         7.75           7.75%
----------------------------------------------------------------------------------------------------------------------------
Federal Reserve Bank stock                     ---           ---            ---            ---          209            209
                                               ---           ---            ---            ---         6.00           6.00%
----------------------------------------------------------------------------------------------------------------------------
Other securities                                 3           ---            ---            ---          440            443
                                              6.51%          ---            ---            ---         7.75%          7.74%
----------------------------------------------------------------------------------------------------------------------------
Total                                        1,201        31,631         43,067         45,908        1,978        123,785
                                              5.93%         6.61%          6.71%          6.85%        7.57%          6.74%
----------------------------------------------------------------------------------------------------------------------------
Held to Maturity                               ---           ---            ---            ---          ---            ---
----------------
U.S. Treasury                                  ---           ---            ---            ---          ---            ---
----------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                     2,500         5,000          1,000            ---          ---          8,500
                                              6.01%         5.37%          7.38%           ---          ---           5.79%
----------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                     ---            35             61            192          ---            288
                                               ---          7.79%          7.84%          7.88%         ---           7.86%
----------------------------------------------------------------------------------------------------------------------------
States and Political                           205         1,224            ---            200          ---          1,629
 Subdivision - taxable                        6.65%         7.03%           ---           9.00%         ---           7.23%
----------------------------------------------------------------------------------------------------------------------------
States and Political                         4,009         7,737          2,194          1,720          ---         15,660
 Subdivision - nontaxable                     6.76%         7.00%          7.00%          6.91%         ---           6.93%
----------------------------------------------------------------------------------------------------------------------------
Corporate                                    3,746         2,736            ---            ---          ---          6,482
                                              7.01%         7.04%           ---            ---          ---           7.02%
----------------------------------------------------------------------------------------------------------------------------
Other securities                               ---           ---            ---            ---          ---            ---
                                               ---           ---            ---            ---          ---            ---
----------------------------------------------------------------------------------------------------------------------------
Total                                      $10,460        16,732          3,255          2,112          ---         32,559
                                              6.67%         6.52%          7.13%          7.20%         ---           6.67%
============================================================================================================================

(1)      Rates shown represent weighted average yield on a fully taxable basis.

III.    Loan Portfolio

        The Company concentrates its lending activities in commercial and industrial loans, real estate mortgage loans both residential and business, and loans to individuals. The following tables set forth (i) a comparison of the Company's loan portfolio by major category of loans as of the dates indicated and (ii) the maturities and interest rate sensitivity of the loan portfolio at December 31, 2000.

        A.     Types of Loans

                           =====================================================
                                                December 31,
                           -----------------------------------------------------
($ in thousands)             2000        1999       1998       1997     1996
================================================================================
Commercial and industrial

 loans                      $163,929    149,386    110,509    101,379    87,519

Real estate mortgage

 loans                        71,163     58,829     48,724     42,969    43,917

Real estate construction

 loans                        16,726     14,669     12,827      8,510     6,295

Loans to individuals         110,176     73,825     69,493     66,635    60,991
                           -----------------------------------------------------
 Total loans                 361,994    296,709    241,553    219,493   198,722

Less unearned income and

 deferred fees                (2,313)    (1,916)    (2,296)    (2,503)   (2,549)
                           -----------------------------------------------------
 Total loans, net of

  unearned income            359,681    294,793    239,257    216,990   196,173

Less allowance for loans

 losses                       (3,886)    (3,231)    (2,679)    (2,438)   (2,575)
                           -----------------------------------------------------
 Total loans, net           $355,795    291,562    236,578    214,552   193,598
================================================================================

        B.     Maturities and Interest Rate Sensitivities

                          ======================================================
                                             December 31, 2000
                          ------------ --------------- ------------ ------------
                                                         After
($ in thousands)             <1 Year       1-5 Years      5 Years      Total
========================= ============ =============== ============ ============
Commercial and
 industrial                   $47,264          66,183       50,482      163,929
Real estate
 construction                  16,726             ---          ---       16,726
Less loans with
 predetermined interest        23,208          38,144       50,007      111,359
 rates
                          ------------ --------------- ------------ ------------
Loans with adjustable
 rates                        $40,782          28,039          475       69,296
========================= ============ =============== ============ ============

        C.     Risk Elements

               1. Nonaccrual, Past Due and Restructured Loans The following table presents aggregate amounts for nonaccrual loans, restructured loans, other real estate owned, net and accruing loans which are contractually past due ninety days or more as to interest or principal payments.

                                         =======================================
                                                       December 31,
                                         ---------------------------------------
($ in thousands)                           2000     1999    1998   1997     1996
--------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial and industrial              $   65       65    ---       55     121
  Real estate mortgage                        5       33     28       32     495
  Real estate construction                  ---      ---    ---      ---     ---
  Loans to individuals                       18       53    ---      ---     ---
--------------------------------------------------------------------------------
                                         $   88      151     28       87     616
--------------------------------------------------------------------------------
Restructured loans:
  Commercial and industrial                 ---       40    ---      ---     ---
--------------------------------------------------------------------------------
Total nonperforming loans                            191     28       87     616
Other real estate owned, net                540      447    628      421     474
--------------------------------------------------------------------------------
Total nonperforming assets                  628      638    656      508   1,090
                                         =======================================
--------------------------------------------------------------------------------
Accruing loans past due 90 days or more:
  Commercial and industrial
  Real estate mortgage                   $  242       99    186       82      14
  Real estate construction                  664      704    160      358     252
  Loans to individuals                      ---      ---    ---      ---     ---
                                            415      274    204      232     192
--------------------------------------------------------------------------------
                                         $1,321    1,077    550      672     458
================================================================================

                    The effect of nonaccrual and restructured loans on interest income is presented below:

                                      =======================================
($ in thousands)                             2000        1999         1998
=============================================================================
Scheduled interest:
  Nonaccrual loans                            $11          13            4
  Restructured loans                          ---         ---          ---
                                      ---------------------------------------
     Total scheduled interest                 $11          13            4
                                      ---------------------------------------
Recorded interest:
  Nonaccrual loans                            ---         ---          ---
  Restructured loans                          ---         ---          ---
                                      ---------------------------------------
     Total recorded interest                  ---         ---          ---
=============================================================================

                    Interest is recognized on the cash basis for all loans carried in nonaccrual status. Loans generally are placed in nonaccrual status when the collection of principal or interest is ninety days or more past due, unless the obligation is both well-secured and in the process of collection.

               2.   Potential Problem Loans

                    At December 31, 2000, the recorded investment in loans which have been identified as impaired loans totaled $456. Of this amount, $321 related to loans with no valuation allowance and $135 related to loans with a corresponding valuation allowance of $135. For the year-ended December 31, 2000, the average recorded investment in impaired loans was approximately $657 and the total interest income recognized on impaired loans was $43 of $0 which was recognized on a cash basis.

                    At December 31, 1999, the recorded investment in loans which have been identified as impaired loans totaled $317,000. Of this amount, $95,000 related to loans with no valuation allowance and $222,000 related to loans with a corresponding valuation allowance of $154,000. For the year ended December 31, 1999, the average recorded investment in impaired loans was approximately $292,000, and the total interest income recognized on impaired loans was $13,000 of which $0 was recognized on a cash basis.

               3.   Foreign Outstandings

                    At December 31, 2000, 1999 and 1998, there were no foreign outstandings.

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

                    At December 31, 2000 and 1999, approximately $151 million and $130 million, respectively, of the loan portfolio were concentrated in commercial real estate. This represents approximately 42% and 44% of the loan portfolio at December 31, 2000 and 1999, respectively. Included in commercial real estate at December 31, 2000 and 1999 was approximately $84 million and $85 million, respectively, in loans for college housing and professional office buildings. Loans secured by residential real estate were approximately $110 million and $74 million at December 31, 2000 and 1999, respectively. This represents approximately 31% and 25% of the loan portfolio at December 31, 2000 and 1999, respectively. Loans secured by automobiles were approximately $36 million and $33 million at December 31, 2000 and 1999, respectively. This represents approximately 10% of the loan portfolio at December 31, 2000 and 11% at December 31, 1999.

                    The Company has established operating policies relating to the credit process and collateral requirements in loan originations. Loans to purchase real and personal property are generally collateralized by the related property and with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower or project based on available financial information.

     IV.  Summary of Loan Loss Experience

          A. Analysis of the Allowance for Loan Losses The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:


                                                  ============================================================================
                                                                                 December 31,
                                                  ----------------------------------------------------------------------------
($ in thousands)                                          2000           1999            1998           1997           1996
==============================================================================================================================

Average loans outstanding                               $310,624         266,431        225,613        204,540        177,419
                                                  ============================================================================
------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                               3,231           2,679          2,438          2,575          2,625

Charge-offs:
 Commercial and industrial loans                              55             185             32            257             95
 Real estate mortgage loans                                  ---              33             80            ---             11
 Real estate construction loans                              ---             ---            ---            ---            ---
 Loans to individuals                                        715             760            526            422            400
                                                  ----------------------------------------------------------------------------
 Total loans charged off                                     770             978            638            679            506
                                                  ----------------------------------------------------------------------------
Recoveries:
 Commercial and industrial loans                               3              51            ---             70              4
 Real estate mortgage loans                                  ---               1              2            ---             64
 Real estate construction loans                              ---             ---            190            ---            ---
 Loans to individuals                                         93              78             63             37             57
                                                  ----------------------------------------------------------------------------
 Total recoveries                                             96             130            255            107            125
                                                  ----------------------------------------------------------------------------
Net loans charged off                                        674             848            383            572            381
                                                  ----------------------------------------------------------------------------
Additions charged to operations                            1,329           1,400            624            435            331
                                                  ----------------------------------------------------------------------------
Balance at end of year                                  $  3,886           3,231          2,679          2,438          2,575
                                                  ============================================================================
------------------------------------------------------------------------------------------------------------------------------
Net charge-offs to average net loans
 Outstanding                                               0.21%           0.32%          0.17%          0.28%          0.21%
==============================================================================================================================

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

          B.   Allocation of the Allowance for Loan Losses

               The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:


             =======================================================================================================================
                                                                 December 31,
             -----------------------------------------------------------------------------------------------------------------------
                      2000                     1999                     1998                      1997                   1996
             -----------------------------------------------------------------------------------------------------------------------
                           Percent                 Percent                 Percent                 Percent                 Percent
                             of                      of                       of                     of                      of
                          Loans in                Loans in                Loans in                Loans in                Loans in
                            Each                    Each                    Each                    Each                    Each
 ($ in        Allowance  Category to  Allowance  Category to  Allowance  Category to  Allowance  Category to  Allowance  Category to
  thousands)    Amount   Total Loans   Amount    Total Loans    Amount   Total Loans    Amount   Total Loans   Amount    Total Loans
====================================================================================================================================

Commercial
 and
 industrial
 loans          $  255     45.29%         555      50.35%          222       45.75%        213       46.18%       403       44.04%
------------------------------------------------------------------------------------------------------------------------------------
Real estate
 mortgage
 loans             120     19.66%         119      19.83%           73       20.17%         67       19.58%       305       22.10%
------------------------------------------------------------------------------------------------------------------------------------
Real estate
 construction
 loans             ---      4.62%         ---       4.94%          ---        5.31%        ---        3.88%        51        3.17%
------------------------------------------------------------------------------------------------------------------------------------
Loans to
 individuals     1,709     30.43%         978      24.88%          497       28.77%        416       30.36%       504       30.69%
------------------------------------------------------------------------------------------------------------------------------------
Unallocated      1,802                  1,579                    1,887                   1,742                  1,312
------------------------------------------------------------------------------------------------------------------------------------
                $3,886    100.00%       3,231     100.00%        2,679      100.00%      2,438      100.00%     2,575      100.00%
             =======================================================================================================================


Loan Loss Allowance

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

V.      Deposits

        A.     Average Amounts of Deposits and Average Rates Paid

               Average amounts and average rates paid on deposit categories in excess of 10% of average total deposits are presented below:

                      ==========================================================
                                               December 31,
                      ----------------------------------------------------------
                            2000                 1999                  1998
                      ----------------------------------------------------------
                                 Average            Average             Average
                       Average    Rates    Average   Rates    Average    Rates
 ($ in thousands)      Amounts     Paid    Amounts    Paid    Amounts     Paid
--------------------------------------------------------------------------------
Noninterest-bearing
 demand deposits       $ 56,709     ---     55,700     ---     49,552      ---

Interest-bearing
 demand deposits         85,713    2.62%    85,284    2.50%    77,842     2.83%

Savings deposits         43,138    2.63%    46,792    2.59%    47,475     3.18%

Time deposits           248,113    5.71%   203,807    5.22%   185,101     5.51%

--------------------------------------------------------------------------------
Average total
 deposits              $433,673    4.64%   391,583    4.16%   359,970     4.48%
================================================================================


        B.     Time Deposits of $100,000 or More

               The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:

                     ===========================================================
                                            December 31, 2000
                     ===========================================================
                                 Over 3 Months  Over 6 Months
                      3 Months     Through 6     Through 12    Over 12
($ in thousands)       or Less      Months         Months      Months     Total
================================================================================
Certificates of
 deposit              $68,699        45,294        101,249     111,424   326,666
--------------------------------------------------------------------------------
Other time deposits    48,526        35,941         78,595      91,297   254,359
--------------------------------------------------------------------------------
  Total time
   deposits of
   $100,000 or more   $20,173         9,353         22,654      20,127    72,307
================================================================================

 VI.    Return on Equity and Assets

        The ratio of net income to average stockholders' equity and to average total assets, and certain other ratios are presented below:

                                      ========================================
                                                     December 31,
                                      ----------------------------------------
                                            2000         1999          1998
==============================================================================
Return on average assets                     1.46%         1.56%        1.61%
------------------------------------------------------------------------------
Return on average equity(1)                 13.13%        12.61%       11.66%
------------------------------------------------------------------------------
Dividend payout ratio                       40.87%        39.70%       41.29%
------------------------------------------------------------------------------
Average equity to average assets(1)         11.13%        12.37%       13.84%
==============================================================================

        (1) Includes amount related to common stock subject to ESOP put option excluded from stockholders' equity on the Consolidated Balance Sheets for 1999.

Item 2.  Properties

  Bankshares' headquarters and one branch office of NBB is located at 101 Hubbard Street, Blacksburg, Virginia. NBB's Main Office is at 100 South Main Street, Blacksburg, Virginia. In addition to the Bank's Main Office location and the Hubbard Street branch office, NBB owns eleven branch offices: three in the Town of Blacksburg; one in the Town of Christiansburg; one in Montgomery County; and three in the County of Giles, two in Pulaski County, one in the City of Radford and one in the City of Galax. An additional tract of land has been acquired for the construction of a fourteenth branch.

  Bank of Tazewell County owns the land and building of eight of its ten offices. The bank leases the land and building for two offices. The Main Office is located at Main Street, Tazewell, Virginia. Three additional branches are located in Tazewell, one is located in Richlands, two are located in Bluefield, Virginia, one is in Wytheville, Virginia, one in Marion, Virginia, and one in Abingdon, Virginia. Management believes that its existing facilities are adequate to meet present needs and any anticipated growth.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

  None

                      Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on.

The following is a list of names and ages of all executive officers of Bankshares; their terms of office as officers; the positions and offices within Bankshares held by each officer; and each person's principal occupation or employment during the past five years.

================================================================================
                                                                Year Elected an
       Name        Age   Offices and Positions Held             Officer/Director
================================================================================
James G. Rakes     56   Chairman, President and Chief Executive       1986
                        Officer, National Bankshares, Inc.; and
                        President and Chief Executive Officer of
                        The National Bank of Blacksburg since
                        1983.
--------------------------------------------------------------------------------
J. Robert Buchanan 49   Treasurer, National Bankshares, Inc.;         1998
                        Senior Vice President/Chief Financial
                        Officer of The National Bank of
                        Blacksburg, since January 1, 1998; prior
                        thereto Senior Vice President, Treasurer
                        and Chief Financial Officer, Premier
                        Bankshares Corporation since 1991.
--------------------------------------------------------------------------------
Marilyn B. Buhyoff 52   Secretary & Counsel, National                 1989
                        Bankshares, Inc.; and Senior Vice
                        President/ Administration since 1992,
                        of The National Bank of Blacksburg.
--------------------------------------------------------------------------------
F. Brad Denardo    48   Corporate Officer, National Bankshares,       1989
                        Inc.; and Executive Vice President/
                        Loans since 1989 of The National Bank of
                        Blacksburg.
================================================================================

Except for J. Robert Buchanan, each of the executive officers listed above have served Bankshares and/or its subsidiaries in the aforementioned executive capacity for the past five years.

                                     Part II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters
----------------------------------------------------------

  Effective December 1, 1999, National Bankshares, Inc.'s common stock began trading on the Nasdaq SmallCap Market under the symbol "NKSH". Prior to December 1, 1999, National Bankshares, Inc.'s common stock was traded on a limited basis in the over-the-counter market and was not listed on any exchange or quoted on Nasdaq. As of December 31, 2000 there were 1,076 stockholders of Bankshares common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 2000 and 1999. Prices prior to December 1, 1999 do not necessarily reflect the prices which would have prevailed had there been an active trading market, nor do they reflect unreported trades, which may have been at lower or higher prices.

  Information concerning Market Price and Dividend Data is set forth under "Common Stock Information and Dividends" on page 11 of Bankshares' 2000 Annual Report to Stockholders and is incorporated herein by reference.


Item 6.  Selected Financial Data
--------------------------------

  The table entitled "Selected Consolidated Financial Data" on page 4 of Bankshares' 2000 Annual Report to Stockholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

  The information contained under "Management's Discussion and Analysis" on pages 5 through 11 of Bankshares' 2000 Annual Report to Stockholders is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

  See "Analysis of Interest Rate Sensitivity" set forth below. Additional information is set forth under the section "Interest Rate Sensitivity" on page 6 and the section "Derivatives and Market Risk Exposure" on page 10 of Bankshares' 2000 Annual Report to Stockholders and is incorporated herein by reference.

Analysis of Interest Rate Sensitivity

The following discussion of interest rate sensitivity contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

The table below sets forth, as of December 31, 2000, the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), and the cumulative interest rate sensitivity gap ratio. The table sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contracted terms.

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

An interest rate sensitivity gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to affect adversely net interest income while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income, while a positive gap would generally tend to affect adversely net interest income. The Company's future earnings may be adversely affected by a sharp upturn in interest rates as the Company is liability sensitive for a period extending through five years. In a falling rate environment, earnings might benefit to a certain degree from this position, because assets at higher rate levels would reprice downward at a slower rate than interest sensitive liabilities.

In prior years, the Company has used its securities available for sale as a primary means to counter movements in interest rates. At December 31, 2000, this portfolio contained a substantial amount of longer term securities with call features. Due to overall increases in interest rate levels these securities have not been called as originally anticipated. The rising interest rate levels also resulted in a substantial increase in net unrealized losses making the sale of these securities impractical. At present and for an indeterminate amount of time in the future, the Company will not be able to use the securities available for sale portfolio to respond to interest rate movements to the extent possible in recent years. This risk can be mitigated, however, by funds management, specifically through use of credit instruments offered by the Federal Home Loan Bank. Accordingly, the Company's vulnerability to upward movements of interest rates has increased.

An interest-sensitivity table showing all major interest sensitive asset and liability categories for the time intervals indicated and cumulative "gaps" for each interval is set forth on the following table.



                                                 ===================================================================================
                         Interest Rate                                            December 31, 2000
                                                 -----------------------------------------------------------------------------------
                     Sensitivity Table (1)               Interest-sensitive (days)


                                                 -------------------------------------------     1-5            >5
 ($ in thousands)                                    1-90          91-180        181-365        Years         Years       Total
====================================================================================================================================
Interest-earning assets:
 Commercial and industrial loans                   $ 23,206          5,191         8,542        74,384        52,541       163,864
 Real estate mortgage loans                          11,486          1,399         3,128        37,519        17,329        70,861
 Real estate construction loans                      13,534            106         1,566           622           883        16,711
 Loans to individuals                                22,390          6,262        11,095        51,325        17,085       108,157
                                                 -----------------------------------------------------------------------------------
   Total loans, net of unearned income (2)           70,616         12,958        24,331       163,850        87,838       359,593
                                                 -----------------------------------------------------------------------------------
 Federal funds sold                                  29,090            ---           ---           ---           ---        29,090
 Interest bearing deposits                           13,579            ---           ---           ---           ---        13,579
 Securities available for sale (3)                    9,475          1,958        11,202        42,128        59,892       124,655
 Securities held to maturity (3)                      6,141          1,348         4,767        17,149         3,154        32,559
 Mortgage loans held for sale                           ---            ---           ---           ---           ---           ---
                                                 -----------------------------------------------------------------------------------
   Total interest-earning assets                    128,910         16,264        40,300       223,127       150,884       559,486
====================================================================================================================================

====================================================================================================================================
Interest-bearing liabilities:
 Interest-bearing demand deposits                   101,257            ---           ---           ---           ---       101,257
 Savings deposits                                    42,560            ---           ---           ---           ---        42,560
 Time deposits                                       67,577         45,294       101,250       111,833           712       326,666
 Other borrowings                                       270            ---           ---           ---           ---           270
                                                 -----------------------------------------------------------------------------------
   Total interest-bearing liabilities               211,664         45,294       101,250       111,833           712       470,753
-------------------------------------------------===================================================================================
Cumulative ratio of interest-
 sensitive assets to interest-
 sensitive liabilities                                  .61            .56           .52           .87          1.19          1.19
-------------------------------------------------===================================================================================
Cumulative interest-sensitivity gap                $(82,762)      (111,792)     (172,742)      (61,448)       88,724        88,724
====================================================================================================================================


(1) The Company is sensitive to interest rate changes, as liabilities generally reprice or mature before interest-earning assets. The above gap table reflects the Company's rate-sensitive position at December 31, 2000, and is not necessarily reflective of its position throughout the year. The carrying amounts of interest-rate sensitive assets and liabilities are presented in the periods in which they reprice to market rates or mature and are summed to show the interest-rate sensitivity gap.
(2) Excludes nonaccrual loans. Each category is shown net of unearned income and deferred fees.
(3) Call features on certain securities, if exercised, could have the effect of materially shortening the average life of the investment portfolio. The exercise of a call feature is dependent upon the rate environment. The call decision is at the issuers discretion and ultimate benefit.
(4)  Available for sale securities and scheduled using amortized cost.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

  The following consolidated financial statements of the Registrant and the Independent Auditors' Report set forth on pages 12 through 35 of Bankshares' 2000 Annual Report to Stockholders are incorporated herein by reference:

     1.   Independent Auditors' Report

     2.   Consolidated Balance Sheets - December 31, 2000 and 1999

     3. Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2000, 1999 and 1998

     4. Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998

     5. Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

     6. Notes to Consolidated Financial Statements - December 31, 2000, 1999 and 1998

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

  Changes in and disagreement with Accountants on Accounting and Financial Disclosure is set out under the caption "Change in Selection of Auditors" on page 13 of Bankshares's Proxy Statement dated March 14, 2001 which information is incorporated herein.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

  Executive Officers of Bankshares as of December 31, 2000 are listed on page 32 herein.

  Information with respect to the directors of Bankshares is set out under the caption "Election of Directors" on pages 2 through 4 of Bankshares' Proxy Statement dated March 14, 2001 which information is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

  The information set forth under "Executive Compensation" on pages 5 through 6 of Bankshares' Proxy Statement dated March 14, 2001 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

  The information set forth under "Voting Securities and Stock Ownership" on page 1 and under "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Directors and Executive Officers" on pages 1 and 2 of Bankshares' Proxy Statement dated March 14, 2001 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

  The information contained under "Certain Transactions With Officers and Directors" on page 13 of Bankshares' Proxy Statement dated March 14, 2001 is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

 (a)    The following documents are filed as part of this report:

                                                           2000 Annual Report
                                                        To Stockholders Page(s)*
                                                        ------------------------
        1.     Financial Statements:
               --------------------

               Independent Auditors' Report                       12
               Consolidated Balance Sheets -                      13
                 December 31, 2000 and 1999

               Consolidated Statements of                         14
                 Income and Comprehensive
                 Income - Years ended December
                 31, 2000, 1999 and 1998

               Consolidated Statements of Changes                 15
                 in Stockholders' Equity - Years
                 ended December 31, 2000, 1999 and
                 1998

               Consolidated Statements of Cash                    16
                 Flows - Years ended December 31,
                 2000, 1999 and 1998

               Notes to Consolidated                             17-35
                 Financial Statements - December
                 31, 2000, 1999 and 1998

        2.     Financial Statement Schedules:
               -----------------------------

               None

*Incorporated by reference from the indicated pages of the 2000 Annual Report to Stockholders.

        3.     Exhibits:
               --------
                                                              Page No. in
Exhibit No.                    Description                  Sequential System
----------                     -----------                  -----------------
  3(i)        Articles of Incorporation, as amended, of     (incorporated
              National Bankshares, Inc.                     herein by
                                                            reference to
                                                            Exhibit 3(a) of
                                                            the Annual Report on
                                                            Form 10K for
                                                            Fiscal year ended
                                                            December 31, 1993)
  4(i)        Specimen copy of certificate for National     (incorporated
              Bankshares, Inc. common stock, $2.50 par      herein by
              value                                         reference to
                                                            Exhibit 4(a) of
                                                            the Annual Report on
                                                            Form 10K for
                                                            Fiscal year ended
                                                            December 31, 1993)
  4(i)        Article Four of the Articles of               (incorporated
              Incorporation of National Bankshares, Inc.    herein by
              included in Exhibit No. 3(a))                 reference to
                                                            Exhibit 4(b) of
                                                            the Annual Report on
                                                            Form 10K for
                                                            Fiscal year ended
                                                            December 31, 1993)
10(ii)(B)     Computer software license agreement dated     (incorporated
              June 18, 1990, by and between Information     herein by
              Technology, Inc. and The National Bank of     reference to
              Blacksburg                                    Exhibit 10(e) of
                                                            the Annual Report on
                                                            Form 10K for
                                                            Fiscal year ended
                                                            December 31, 1992)
*10(iii)(A)   Employment Agreement dated January 1, 1992,   (incorporated
              by and between National Bankshares, Inc. and  herein by
              James G. Rakes                                reference to
                                                            Exhibit 10(a) of
                                                            the Annual Report on
                                                            Form 10K for
                                                            Fiscal year ended
                                                            December 31, 1992)
*10(iii)(A)   Capital Accumulation Plan (included in        (incorporated
              Exhibit No. 10(a))                            herein by
                                                            reference to
                                                            Exhibit 10(b) of
                                                            the Annual Report on
                                                            Form 10K for
                                                            Fiscal year ended
                                                            December 31, 1992)
*10(iii)(A)   Employee Lease Agreement dated May 7, 1992,   (incorporated
              by and between National Bankshares, Inc. and  herein by

              The National Bank of Blacksburg               reference to
                                                            Exhibit 10(c) of
                                                            the Annual Report on
                                                            Form 10K for
                                                            Fiscal year ended
                                                            December 31, 1992)
*10(iii)(A)   National Bankshares, Inc. 1999 Stock Option   (incorporated herein
              Plan                                          by reference to
                                                            Exhibit  4.3 of the
                                                            Form S-8, filed  as
                                                            Registration   No.
                                                            333-79979 with the
                                                            Commission  on June
                                                            4, 1999)
  13(i)       2000 Annual Report to Stockholders (such
              Report, except to the extent incorporated
              herein by reference, is being furnished
              for the information of the Commission only
              and is not deemed to be filed as part of
              this Report on Form 10-K)
  21(i)       Subsidiaries of National Bankshares, Inc.
   23         Consent of KPMG LLP to incorporation by
              reference of independent auditors' report included in this Form 10-K, into registrant's registration statement on Form S-8.
   99         Independent Auditors' Report of KPMG LLP on
              consolidated financial statements of
              National Bankshares, Inc. and subsidiaries as of December 31, 1999 and for the years ended December 31, 1999 and 1998.







*Indicates a management contract or compensatory plan required to be filed herein.

 (b) Reports on Form 8-K filed during the last quarter of the period covered by this report:
     --------------------------------------------------------------------------

     1. Form 8-K dated November 9, 2000 annoucing the acquistion of six AmSouth of Birmingham, Alabama branches.
     2. Form 8 K/A dated November 9, 2000 provides financial statements for the Acquisition of six AmSouth of Birmingham branches.

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

                            National Bankshares, Inc.

                             BY:    /s/James G. Rakes
                                    --------------------------------------
                                    James G. Rakes, Chairman,
                                    President and Chief Executive Officer

                             DATE:  March 14, 2001
                                    -------------------------------------


                             BY:    /s/J. Robert Buchanan
                                    -------------------------------------
                                    J. Robert Buchanan
                                    Treasurer (Principal Financial Officer)

                             DATE:  March 14, 2001
                                    -------------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                             Date                  Title
----                             ----                  -----
/s/C. L. Boatwright              March 14, 2001        Director and Vice
------------------------         --------------        Chairman of the Board
C. L. Boatwright

/s/L.A. Bowman                   March 14, 2001        Director
-----------------------          --------------
L. A. Bowman

/s/A. A. Crouse                  March 14, 2001        Director
-----------------------          --------------
A. A. Crouse

/s/J. A. Deskins, Sr.            March 14, 2001        Director
-----------------------          --------------
J. A. Deskins, Sr.

                                                       Director
-----------------------          --------------
P. A. Duncan

/s/C. L. Forrester               March 14, 2001        Director
-----------------------          --------------
C. L. Forrester

/s/W. T. Peery                   March 14, 2001        Director
-----------------------          --------------
W. T. Peery

/s/J. G. Rakes                   March 14, 2001        Chairman of the Board
-----------------------          --------------        President and Chief
J. G. Rakes                                            Executive Officer -
                                                       National Bankshares,
                                                       Inc., Director
/s/J. R. Stewart                 March 14, 2001
-----------------------          --------------
J. R. Stewart

                                Index to Exhibits
                                -----------------

                                                              Page No. in
Exhibit No.                   Description                   Sequential System
-----------                   -----------                   -----------------
   3(i)      Articles of Incorporation, as amended, of      (incorporated
             National Bankshares, Inc.                      herein by
                                                            reference to
                                                            Exhibit 3(a) of
                                                            the Annual Report
                                                            on Form 10K for
                                                            fiscal year ended
                                                            December 31, 1993)
   4(i)      Specimen copy of certificate for National      (incorporated
             Bankshares, Inc. common stock, $2.50 par value herein by
                                                            reference to
                                                            Exhibit 4(a) of
                                                            the Annual Report
                                                            on Form 10K for
                                                            fiscal year ended
                                                            December 31, 1993)
   4(i)      Article Fourth of the Articles of              (incorporated
             Incorporation of National Bankshares, Inc.     herein by
             included in Exhibit No. 3(a))                  reference to
                                                            Exhibit
                                                            4(b) of the
                                                            Annual
                                                            Report on
                                                            Form 10K
                                                            for fiscal
                                                            year ended
                                                            December
                                                            31, 1993)
 10(ii)(B)   Computer software license agreement dated      (incorporated
             June 18, 1990, by and between Information      herein by
             Technology, Inc. and The National Bank of      reference to
             Blacksburg                                     Exhibit 10(e) of
                                                            the Annual Report
                                                            on Form 10K for
                                                            fiscal year ended
                                                            December 31, 1992)
*10(iii)(A)  Employment Agreement dated January 1, 1992,    (incorporated
             by and between National Bankshares, Inc. and   herein by
             James G. Rakes                                 reference to
                                                            Exhibit
                                                            10(a) of
                                                            the Annual
                                                            Report on
                                                            Form 10K
                                                            for fiscal
                                                            year ended
                                                            December
                                                            31, 1992)
*10(iii)(A)  Capital Accumulation Plan (included in         (incorporated
             Exhibit No. 10(a))                             herein by
                                                            reference to
                                                            Exhibit 10(b) of
                                                            the Annual Report
                                                            on Form 10K for
                                                            fiscal year ended
                                                            December 31, 1992)

*10(iii)(A)  Employee Lease Agreement dated May 7, 1992,    (incorporated
             by and between National Bankshares, Inc. and   herein by
             The National Bank of Blacksburg                reference to
                                                            Exhibit 10(c) of
                                                            the Annual Report
                                                            on Form 10K for
                                                            fiscal year ended
                                                            December 31, 1992)
*10(iii)(A)  National Bankshares, Inc. 1999 Stock Option    (incorporated herein
             Plan                                           by reference  to
                                                            Exhibit  4.3 of
                                                            the   Form   S-8,
                                                            filed  as
                                                            Registration No.
                                                            333-79979 with
                                                            the  Commission
                                                            on June 4, 1999)
   13(i)     2000 Annual Report to Stockholders (such
             Report, except to the extent incorporated
             herein by reference, is being furnished for
             the information of the Commission only and
             is not deemed to be filed as part of this
             Report on Form 10-K)
   21(i)     Subsidiaries of National Bankshares, Inc.
    23       Consent of KPMG LLP to incorporation by
             reference of independent auditors' report included in this Form 10-K, into registrant's registration statement on
             Form S-8.
    99       Independent Auditors' Report of KPMG LLP on
             consolidated financial statements of National
             Bankshares, Inc. and subsidiaries as of
             December 31, 1999, and for the years ended
             1999 and 1998

* Indicates a management contract or compensatory plan required to be filed herein.