Form 10-Q
period 2001-03-31
NATIONAL BANKSHARES INC
filed 2001-05-14
CIK 796534

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

                  For the quarterly period ended March 31, 2001


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

Yes     |X|    No     |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                  Outstanding at May 1, 2001
--------------------------------------------          --------------------------
Common Stock, $2.50 Par Value                                3,511,377


                         (This report contains 21 pages)

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index



                                                                          Page
                                                                         ------

Part I  Financial Information


      Item        1 - Financial Statements

                  Consolidated Balance Sheets, March 31, 2001             3-4
                   and December 31, 2000

                  Consolidated Statements of Income for the               5-6
                   Three Months Ended
                   March 31, 2001 and 2000

                  Consolidated Statements of Changes in                    7
                   Stockholders' Equity, Three Months Ended
                   March 31, 2001 and 2000

                  Consolidated Statements of Cash Flows,                  8-9
                   Three Months Ended March 31, 2001 and 2000

      Item        2 - Management's Discussion and Analysis of            15-18
                   Financial Condition and Results of Operations

      Item        3 - Quantitative and Qualitative Disclosures about       19
                   Market Risk

Part II Other Information

      Items       1 - 3 - Legal Proceedings; Changes in                    20
                   Securities and Use of Proceeds;
                   Defaults Upon Senior Securities

      Item        4 - Submission of Matters to a Vote of                   20
                   Security Holders

      Item        5 - Other Information                                    20

      Item        6 - Exhibits and Reports on Form 8-K                     20

Signatures                                                                 21
----------

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             March 31, 2001 and December 31, 2000

                                                     (Unaudited)     (Audited)
                                                      March 31,     December 31,
($000's except share and per share data)                 2001           2000
                                                     ============= =============

Assets
Cash and due from banks                                 $12,133        11,130
Interest-bearing deposits                                27,145        13,579
Federal funds sold                                       23,413        29,090
Securities available for sale                           112,050       123,785
Securities held to maturity (fair value
 $78,075 in 2001 and $32,602 in 2000)                    77,239        32,559
Mortgage loans held for sale                                505           ---
Loans:
     Real estate construction loans                      16,960        16,726
     Real estate mortgage loans                          70,342        71,163
     Commercial and industrial loans                    167,918       163,929
     Loans to individuals                               118,023       110,176
                                                     -----------  ------------

          Total loans                                   373,243       361,994
     Less unearned income and deferred fees              (2,193)       (2,313)
                                                     ----------   -----------

          Loans, net of unearned income
           and deferred fees                            371,050       359,681
     Less: allowance for loan losses                     (3,990)       (3,886)
                                                     ----------   -----------

          Loans, net                                    367,060       355,795
                                                     ----------   -----------

Bank premises and equipment, net                         10,626        10,324
Accrued interest receivable                               5,143         5,049
Other real estate owned, net                                566           540
Other assets                                             14,434        11,646
                                                     ----------   -----------

          Total assets                                $ 650,314       593,497
                                                     ===========  ============

Liabilities and stockholders' equity
Noninterest-bearing demand deposits                     $68,068        60,165
Interest-bearing demand deposits                        117,706       101,257
Savings deposits                                         48,906        42,560
Time deposits                                           349,683       326,666
                                                     -----------  ------------

          Total deposits                                584,363       530,648
                                                     -----------  ------------

Other borrowed funds                                        133           270
Accrued interest payable                                  1,408         1,538
Other liabilities                                         1,535         1,207
                                                     -----------  ------------

          Total liabilities                             587,439       533,663
                                                     -----------  ------------

Stockholders' equity Preferred stock of no par value.
      Authorized 5,000,000 shares;  none
      issued and outstanding                                ---           ---
     Common stock of $2.50 par value.
      Authorized 5,000,000 shares;  issued and
      outstanding 3,511,377 shares in 2001 and
      3,511,877 in 2000                                   8,778         8,780
     Retained earnings                                   53,239        51,629
     Accumulated other comprehensive (loss)                 858          (575)
                                                     ----------   -----------

          Total stockholders' equity                     62,875        59,834
Commitments and contingent liabilities
                                                     -----------  ------------

          Total liabilities and
           Stockholders' equity                       $ 650,314       593,497
                                                     ===========  ============



See accompanying notes to the consolidated financial statements

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                                                     March 31,       March 31,
($000's except share and per share data)               2001            2000
                                                   ============   ==============
Interest income
Interest and fees on loans                            $ 8,232            6,539
Interest on interest-bearing deposits                     369               51
Interest on federal funds sold                            179               46
Interest on securities - taxable                        1,987            1,660
Interest on securities - nontaxable                       614              548
                                                   -----------    -------------

          Total interest income                        11,381            8,844
                                                   -----------    -------------

Interest expense
Interest on time deposits $100,000 or more              1,200              641
Interest on other deposits                              4,795            3,079
Interest on borrowed funds                                  3              166
                                                   -----------    -------------

          Total interest expense                        5,998            3,886
                                                   -----------    -------------

          Net interest income                           5,383            4,958

Provision for loan losses                                 332              353
                                                   -----------    -------------

          Net interest income after
           provision for loan losses                    5,051            4,605
                                                   -----------    -------------

Noninterest income
Service charges on deposit accounts                       510              362
Other service charges and fees                             72               59
Credit card fees                                          261              219
Trust income                                              278              210
Other income                                              100               75
Realized securities losses, net                           (26)             ---
                                                   -----------    -------------
          Total noninterest income                      1,195              925
                                                   -----------    -------------

Noninterest expense
Salaries and employee benefits                          1,919            1,558
Occupancy and furniture and fixtures                      416              299
Data processing and ATM                                   361              218
FDIC  assessment                                           15               21
Credit card processing                                    237              214
Goodwill amortization                                       9                9
Net costs of other real estate owned                        4                3
Other operating expenses                                1,100              669
                                                   -----------    -------------

          Total noninterest expense                     4,061            2,991
                                                   -----------    -------------

Income before income tax expense                        2,185            2,539
Income tax expense                                       (569)            (687)
                                                   ------------   -------------

          Net income                                   $ 1,616           1,852
                                                   ============   =============

         Net income per share, basic and diluted        $ 0.46            0.53
                                                   ============   =============

          Weighted average number of common
           shares outstanding                        3,511,388       3,516,977

            Dividends declared per share                 $ ---             ---
                                                   ============   =============




                 See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                 Accumulated
                                                                    Other
($000's, except for per                Common      Retained     Comprehensive    Comprehensive
 share data)                           Stock       Earnings     Income (Loss)       Income         Total
                                     =========== ============= ================ ================ ===========
Balances, December 31, 1999             $ 8,792        47,384          (3,453)                      $52,723

Net income                                  ---         1,852              ---            1,852       1,852

Other comprehensive income, net of tax:

   Unrealized gains
    on securities
    available for sale, net
    of income tax expense $39               ---           ---               76               76          76

   Reclass adjustment net
    of tax                                  ---           ---              ---              ---         ---

Other comprehensive income                  ---           ---              ---              ---         ---
                                     ----------- ------------- ---------------- ---------------- -----------

Comprehensive income                        ---           ---              ---               76         ---
                                     ----------- ------------- ---------------- ---------------- -----------

Balances, March 31, 2000                $ 8,792        49,236          (3,377)            1,928      54,651
                                     =========== ============= ================ ================ ===========

Balances, December 31, 2000             $ 8,780        51,629            (575)                       59,834

Net income                                  ---         1,616              ---            1,616       1,616

Other comprehensive income,
 net of tax

   Unrealized gains on
    securities available for
    sale, net of income tax
    expense $729                            ---           ---            1,416            1,416       1,416

   Reclass adjustment net of
    income tax expense $9                   ---           ---               17               17          17

Other comprehensive income                  ---           ---              ---              ---         ---
                                     ----------- ------------- ---------------- ---------------- -----------

Comprehensive income                        ---           ---              ---            1,423         ---
                                     ----------- ------------- ---------------- ---------------- -----------

Stock repurchase (1)                        (2)            (6)             ---              ---          (8)
                                     ----------- -------------- --------------- ---------------- ------------

Balances, March 31,2001                 $ 8,778        53,239              858            3,049      62,875
                                     =========== ============= ================ ================ ===========

(1)     Represents the repurchase of 500 shares at $16.25 per share.


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                                                        March 31,     March 31,
($000's)                                                  2001          2000
                                                      ============== ===========

Cash flows from operating activities
Net income                                                $ 1,616         1,852

Adjustments to reconcile net income to net cash
 provided by operating activities:
     Provision for loan losses                                332           353
     Depreciation of bank premises and equipment              280           250
     Amortization of intangibles                              197            38
     Amortization of premiums and accretion of
      Discount, net                                            47            38
     Gains on sales of bank premises and equipment             (1)          ---
     Losses on sales and calls of securities
      Available for sale, net                                  26           ---
     Losses on other real estate owned                        ---             1
      (Increase) decrease in:
       Mortgage loans held for sale                          (505)         (466)
       Accrued interest receivable                            (94)          (41)
       Other assets                                            26           (32)
     Increase (decrease) in:
       Accrued interest payable                              (130)            9
       Other liabilities                                      328           522
                                                      ------------   -----------

          Net cash provided by operating
           activities                                       2,122         2,524
                                                      ------------   -----------

Cash flows from investing activities
Net (increase) decrease in federal funds sold               5,677        (7,655)
Net (increase) decrease in interest-bearing
 Deposits                                                 (13,566)        3,146
Proceeds from calls and maturities of securities
 Available for sale                                        17,229         4,149
Proceeds from sales of securities available for
 Sale                                                         ---           355
Proceeds from calls and maturities of securities
 Held to maturity                                           5,744         1,218
Purchases of securities available for sale                 (3,372)       (9,024)
Purchases of securities held to maturity                  (50,448)          ---
Purchases of loan participations                             (701)          ---
Collections of loan participations                          1,295            14
Purchase of loans from acquisition                         (9,255)          ---
Net increase in loans to customers                         (2,998)       (6,519)

Proceeds from disposal of other real estate owned             ---            31
Recoveries on loans charged off                                36            17
Purchase of bank premises and equipment                      (593)         (265)
Proceeds from disposal of bank premises and equipment          12           ---
                                                      ------------   ----------

          Net cash used in investing
           activities                                     (50,940)      (14,533)
                                                      -----------    ----------

Cash flows from financing activities
Deposits purchased net of premium paid                     29,885           ---
Net increase in time deposits                               3,060        10,706
Net increase in other deposits                             17,021         1,328
Net decrease in other borrowed funds                         (137)         (283)
Repurchase of common stock                                     (8)          ---
                                                      ------------   -----------

          Net cash provided by financing
           activities                                      49,821        11,751
                                                      ------------   ----------

Net decrease in cash and due from banks                     1,003          (258)
Cash and due from banks at beginning of period             11,130        13,311
                                                      ------------   -----------

Cash and due from banks at end of period                  $12,133        13,053
                                                      ============   ===========


Supplemental disclosure of cash flow information

Cash paid for interest                                    $ 6,128         3,877
                                                      ============   ===========

Cash paid for income taxes                                  $ ---           ---
                                                      ============   ===========

Loans charged to the allowance for loan losses              $ 263           149
                                                      ============   ===========

Loans transferred to other real estate owned                $  26        10,000
                                                      ============   ===========




See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 2001
                                   (Unaudited)


Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB) and Bank of Tazewell County (BTC), (the Company), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 2000 Annual Report to Stockholders and additional information supplied in the 2000 Form 10-K.

Note (2)      Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                              For the periods ended
                                                           March 31,             December 31,
                                                    2001           2000            2000
                                               =============== ============== ================

($000's, except for % data)
Balance at beginning of period                      $ 3,886          3,231            3,231

Provision for loan losses                               332            353            1,329

Loans charged off                                      (264)          (149)            (770)

Recoveries                                               36             17               96
                                               ------------- -------------- ----------------

Balance at the end of period                        $ 3,990          3,452            3,886
                                               ============= ============== ================

Ratio of allowance for loan losses
to the end of period loans net of
unearned income and deferred fees                      1.08%          1.15%            1.08%
                                               ============== ============== ================

Ratio of net charge-offs (recoveries) to
average loans, net of unearned income and
deferred fees(1)                                        .26%           .18%             .21%
                                               ============== ============== ================

Ratio of allowance for loan losses to
nonperforming loans(2)                             1,697.87%      2,348.30%        4,415.91%

                                               ============== ============== ================


(1) Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                                 March 31,          December 31,
                                             2001         2000          2000
                                         ============= ============ ============
($000's, except for % data)

Nonperforming Assets

 Nonaccrual loans                            $236          147               88

 Restructured loans                           ---          ---              ---
                                         ---------     --------      -----------

     Total nonperforming loans                236          147               88

Foreclosed property                           566          415              540
                                         ---------     --------      -----------

     Total nonperforming assets              $802          562              628
                                         =========     ========      ===========

Ratio of nonperforming assets to loans,
net of unearned income and deferred fees,
plus other real estate owned                  .22%         .19%             .17%
                                         =========     ========      ===========

                                                 March 31,          December 31,
                                             2001         2000          2000
                                         ============= ============ ============
Accruing Loans Past Due 90 Days or More

 Past due 90 days or more and
  still accruing                               $1,849          947       1,321
                                         ============= ============ ===========

 Ratio of loans past due 90 days or
  more to loans, net of unearned
  income and deferred fees                       .50%         .31%        .37%
                                         ============= ============ ===========

Impaired Loans

 Total impaired loans                            $596          732         456
                                         ============= ============ ===========

 Impaired loans with a
  valuation allowance                            $242          221         135
 Valuation allowance                              242          (93)       (135)
                                         ------------- ------------ ------------

 Impaired loans net of allowance                 $---          128         ---
                                         ============= ============ ===========

 Impaired loans with no
  valuation allowance                            $354          511         321
                                         ============= ============ ===========

 Average recorded investment
  in impaired loans                              $526          524         657
                                         ============= ============ ===========

 Income recognized on impaired
  loans                                          $ 19           13          43
                                         ============= ============ ===========

 Amount of income recognized
  on a cash basis                                 ---          ---         ---
                                         ============= ============ ===========

Note (3) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of March 31, 2001 are as follows:

                                                                    March 31, 2001

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ in thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Available for sale:

  U.S. Treasury                                  $ 6,247               209               ---              6,456
  U.S. Government
   agencies and
   corporations                                   38,816               177               115             38,878
  State and political
   subdivisions                                   36,547               865                52             37,360
  Mortgage-backed
   securities                                     11,428               175                27             11,576
  Corporate debt
   securities                                     14,881               148                81             14,948
  Federal reserve bank stock                         209               ---               ---                209
  Federal Home Loan
   Bank stock                                      1,411               ---               ---              1,411
  Other securities                                 1,212               ---               ---              1,212
                                        ----------------- ----------------- ----------------- ------------------

     Total securities
      available for sale                       $ 110,751             1,574               275            112,050
                                        ================= ================= ================= ==================


        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of March 31, 2001 are as follows:

                                                                    March 31, 2001

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ in thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Held to Maturity:

  U.S. Government
   agencies and
   corporations                                  $11,494                62                44             11,512
  State and political
   subdivisions                                   34,158               465                12             34,611
  Mortgage-backed
   securities                                      9,769                43                12              9,800
  Corporate securities                            21,818               386                52             22,152
                                        ----------------- ----------------- ----------------- ------------------

     Total securities
      held to maturity                           $77,239               956               120             78,075
                                        ================= ================= ================= ==================


Note (4) Restrictions on Dividend Payments and Capital Requirements

        Bankshares' and its subsidiaries' actual regulatory capital amounts and ratios are also presented in the following tables:

                                                                                             To Be Well
                                                                                         Capitalized Under
                                                                For Capital              Prompt Corrective
                                                             Adequacy Purposes           Action Provisions
($ in thousands)                 Amount        Ratio        Amount        Ratio         Amount        Ratio
                               ------------ ------------ ------------- ------------- ------------- -------------
March 31, 2001:
  Total capital(1)
  Bankshares
   Consolidated                    $53,456        12.8%        33,372          8.0%        N/A           N/A
  NBB                               29,006        11.7%        19,853          8.0%        24,816         10.0%
  BTC                               21,267        12.8%        13,270          8.0%        16,587         10.0%
  Tier I capital(1)
  Bankshares
   Consolidated                    $49,466        11.9%        16,686          4.0%        N/A           N/A
  NBB                               26,553        10.7%         9,926          4.0%        14,890          6.0%
  BTC                               19,730        11.9%         6,635          4.0%         9,952          6.0%
  Tier I capital(2)
  Bankshares
   Consolidated                    $49,466         8.3%        23,739          4.0%        N/A           N/A
  NBB                               26,553         7.8%        13,546          4.0%        16,933          5.0%
  BTC                               19,730         7.8%        10,074          4.0%        12,593          5.0%

(1)     To Risk Weighted Assets
(2)     To Average Assets


        Substantially all of Bankshares' retained earnings are undistributed earnings of its banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank's retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At March 31, 2001, retained net income from the Company's NBB affiliate which was free of such restriction amounted to approximately $1,968.

        At present, no dividends are available from the Company's BTC affiliate without prior regulatory approval. BTC remains well capitalized and management does not believe that such approvals will be withheld.

Note (5) Comprehensive Income

        Effective January 1, 2001 the Company changed its method of presentation concerning comprehensive income. Prior to 2001, comprehensive income was reflected as part of the consolidated statement of income. Comprehensive income is now presented as a separate component of the Company's consolidated statement of changes in stockholders' equity.

                   National Bankshares, Inc. and Subsidiaries
                                (In 000's, except for % data)


Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations (In thousands, except for per share data)

        The purpose of this discussion is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Reference should be made to the financial statements and other information included in this report as well as the 2000 Annual Report and Form 10-K for an understanding of the following discussion and analysis.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2001
--------------------------------------------------------------------------------

        Net income for the three months ended March 31, 2001 was $1,616 which represents a decline of $236 or 12.7% when compared to the same period in 2000. The annualized return on average assets for the three months ended March 31, 2001 was 1.06% and 1.58% for March 31, 2000. The annualized return on average equity was 10.54% for the period ended March 31, 2001 and 13.94% for March 31, 2000.

        Earnings per share for the period ended March 31, 2001 was $0.46 and $0.53 in 2000 for the same period.

      Other comprehensive income net of reclass adjustments was $1,433 for the first quarter of 2001 as shown in the Statement of Stockholders' Equity.



Net Interest Income
-------------------

        Net interest income at the end of the first quarter of 2001 was $5,383, an increase of $425 or 8.6%. Interest income increased $2,537 or 28.7%, when the period ended March 31, 2001 and 2000 are compared. The yield on earning assets was 8.33%, increasing 6 basis points from March 31, 2000. Interest expense increased $2,112, or 54.4%, when the two periods are compared. The cost to fund earning assets for the period ended March 31, 2001 was 4.26% or a 75 basis point increase from the same period in 2000.

        The underlying cause of these results was the rising interest rate environment that existed until January 2001. During the year 2000 rates remained high and negatively affected loan growth while at the same time, deposit costs were steadily increasing. Acquisition activity also played a role in the decline. During the period from March 31, 2000 to March 31, 2001 the Company acquired seven branches divested from other bank holding companies. This involved approximately $128,000 in new deposits.

        While assumption of the interest expense on these deposits was immediate, it was not possible to channel the new funds into the loan portfolio due to economic conditions. Surplus funds, instead, were placed in the lower yielding investment portfolio. Accordingly, interest expense grew at a faster rate than interest income.

        While the short-term effects of the merger activities are deemed to be slightly negative initially, management believes the intermediate and long term effects to be very positive. First, the rising rate environment ended in the first quarter with a series of substantial cuts in rates effected by the Federal Reserve, which in managements' opinion should stimulate loan growth. Second, as a result of the acquisition activities the Company has gained the liquidity needed to take advantage of the anticipated loan opportunities management believes will occur.

        Overall, management believes that the prospects for improvement are good, barring any unforeseen events and assuming that overall economic conditions improve as expected.

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

        The ratio of the allowance for loan losses to loans net of unearned income was 1.08% at March 31, 2001. This compares to 1.15% at March 31, 2000. The provision for the first three months of 2001 was $332, down $21 over the same period the prior year.

Noninterest Income
------------------

        Noninterest income is an important source of the Company's income. This category is comprised of service charges on deposit accounts, other service charges and fees, credit card fees, trust income and other income. Net securities gains and losses are also included in this category.

        Noninterest income for the period ended March 31, 2001 was $1,195, an increase of $270 or 29.2%. All categories except realized gains/losses on securities experienced substantial increases when the period ended March 31, 2001 and March 31, 2000 are compared.

        Service charges on deposit accounts increased, accounting for $148 or 54.8% of the total increase in noninterest income. This increase was primarily due to an increase in volume caused by the acquisition of six branches in mid-November 2000 and to a lesser extent a single branch acquisition in March 2001.

        Other service charges and fees increased by $13 when March 31, 2001 and March 31, 2000 are compared.

        Credit card fees increased $42 and 19.2%. This increase were primarily due to volume.

        Trust income increased by 32.38% when compared to the first three months of 2000. Trust income is dependent on market conditions as well as the types of accounts being handled at any given point in time. The level of estate business, for example, cannot be predicted with any degree of precision.

        Realized securities gains/losses were $(26) for the first quarter of 2001. Included in that amount is the write-down of the Company's portion of two partnerships established for the sale of title insurance and insurance services.

Noninterest Expense
-------------------

        Noninterest expense for the period ended March 31, 2001 was $4,061, an increase of $1,070 or 35.8%. The majority of the increase as described below was associated with acquisition activity.

        Salaries and employee benefits increased by $361 or 23.2% when the periods ended March 31, 2001 and 2000 are compared. This increase was largely due to the acquisition of six branches in mid-November 2000 and to a lesser extent a seventh branch acquired in March of 2001. Routine merit increases also contributed to the increase.

        Occupancy expenses increased $117 when the first quarter of 2001 and 2000 are compared. The 39.1% increase was largely attributable to the branch acquisition referred to above, which increased, depreciation costs, taxes, insurance and other fixed asset costs.

        Data processing costs increased $143 or 65.6%. Maintenance costs, particularly on ATM's, increased as a result of the branch acquisitions.

        Credit card processing increased $23 or 10.8% due to volume.

        Other operating costs increased $431 or 64.4% when the periods March 31, 2001 and 2000 are compared. Of this increase, amortization of intangibles expense account for 37% of the increase, telephone 12%, stationary and supplies 8%, courier and armored car service 6%. The majority of these increases were caused by acquisition activities. An additional 13% of the increase was related to franchise taxes which increase with capital generated by earnings.

Balance Sheet
-------------

        Total assets at March 31, 2001 were $650,314, an increase of $56,817 or 9.67% over period end assets at December 31, 2000.

        Loans net of unearned income grew by $11,369 or 3.2%. Loans purchased in a branch acquisition accounted for a majority of the increase.

        Deposits purchased in a branch acquisition accounted for approximately $34,000 of the increase of $53,715; the remainder of which was due to aggressive deposit marketing activities.

Securities
----------

        While securities available for sale declined by 9.5%, securities held to maturity increased $44,680 on 137.2%. This represents an investment of funds generated by the acquisition activity previously mentioned.

Loans
-----

        As previously mentioned the majority of loan growth was achieved by purchasing a branch. The category experiencing the largest growth was loans to individuals, which increased $7,847, or 7.1%, followed by commercial and industrial loans, which increased $3,989 or 2.4%. Real estate construction loan increased by $234 or 1.4%.

Fixed Asset
-----------

        The Company's investment in fixed assets increased $302 or 2.9% when March 31, 2001 and December 31, 2000 are compared.

Deposits
--------

        Total deposits increase $53,715 or 10.1% when March 31, 2001 and December 21, 2000 are compared. Branch acquisition accounted for the majority of this increase.

        Noninterest bearing deposits grew by 2.9% with interest bearing demand deposits growing by 1.9%. Saving deposits increased by 4.8% with the largest increase occurring in time deposits, which grew by 23.9%.

Daily Averages
--------------

        Daily averages for the major categories are as follows:

(000's)                                  March 31, 2001     March 31, 2000
                                       =================== ==================
Loans, net                                   $358,565              293,287
Securities                                    143,914              139,350
Total assets                                  607,733              470,378
Total deposits                                543,265              404,746
Stockholders' equity                           61,328               53,142


Liquidity
---------

        Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. Cash from operating activities was $2,122 primarily due to earnings. Cash used in investing activities totaled $50,940. Primary uses were purchases of securities held to maturity and loans purchased and interest-bearing deposits.

Capital Resources
-----------------

        Total Stockholders' equity increased by $3,041 from December 31, 2000 to March 31, 2001. Of that increase $1,433 was due to the change in unrealized gains and losses on securities available for sale. Net income of $1,616 accounted for the remainder of the increase. During the first quarter of 2001, 500 shares of the Company's common stock were repurchased at $16.25 per share.

Acquisitions
------------

        In September of 2000 the Company's BTC affiliate announced that it would acquire a branch in Bluefield Virginia from First Union Bank. The acquisition resulted in the addition of approximately $34,000 in deposits and approximately $9,200 in loans. The acquisition was completed in March 2001.

Comprehensive Income
--------------------

        Effective January 1, 2001 the Company changed its method of presentation concerning comprehensive income. Prior to 2001, comprehensive income was reflected as part of the consolidated statement of income. Comprehensive income is now presented as a separate component of the Company's consolidated statement of changes in stockholders' equity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Derivatives

        The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has investments in collateralized mortgage obligations, structured notes and other similar instruments that are included in securities available for sale and securities held to maturity. The fair value of these investments at March 31, 2001 approximated $4,140.

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

        At December 31, 2000 the Company reported its cumulative interest-sensitivity gap to be ($172,742) at twelve months. At March 31, 2001 the cumulative interest-sensitivity gap declined to ($151,073) a decline of $21,669 or 12.5%. This change was the result primarily of a Branch acquisition that closed in March 2001. The Company, however, remains liability sensitive to a large degree, which may prove to be advantageous in the current falling rate environment.

                   National Bankshares, Inc. and Subsidiaries
                                     Part II
                                Other Information

Items  1-3.  Legal  Proceedings;  Changes  in  Securities  and Use of  Proceeds;
             Defaults upon Senior Securities

             None for the three months ended March 31, 2001.

Item 4.      Submission of Matters to a Vote of Security Holders

             None

Item 5.      Other Information

             None

Item 6.      Exhibits and Reports on Form 8-K

             None

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   National Bankshares, Inc.
                                   (Registrant)





     Date:      May 14, 2001        /s/James G. Rakes
               -------------       ---------------------------------------------
                                   James G. Rakes, Chairman
                                   President and Chief Executive Officer



     Date:      May 14, 2001        /s/J. Robert Buchanan
               -------------        ------------------------------------
                                    J. Robert Buchanan, Treasurer
                                   (principal financial officer)