Form 10-Q
period 2001-06-30
NATIONAL BANKSHARES INC
filed 2001-08-09
CIK 796534

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

                  For the quarterly period ended June 30, 2001


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

                                 (540) 951-6300


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

Yes     |X|    No     |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at August 1, 2001
--------------------------------------             -----------------------------
Common Stock, $2.50 Par Value                              3,511,377


                         (This report contains 26 pages)

================================================================================

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index



                                                                         Page
                                                                        -------

Part I  Financial Information


      Item        1 - Financial Statements

                  Consolidated Balance Sheets, June 30, 2001             3-4
                   and December 31, 2000

                  Consolidated Statements of Income for the              5-6
                   Three Months Ended
                   June 30, 2001 and 2000

                  Consolidated Statements of Income for the              7-8
                   Six Months Ended
                   June 30, 2001 and 2000

                  Consolidated Statements of Changes in                   9
                   Stockholders' Equity, Six Months Ended
                   June 30, 2001 and 2000

                  Consolidated Statements of Cash Flows,                10-11
                   Six Months Ended June 30, 2001 and 2000

      Item        2 - Management's Discussion and Analysis of           17-23
                   Financial Condition and Results of Operations

      Item        3 - Quantitative and Qualitative Disclosures about      24
                   Market Risk

Part II Other Information

      Items       1 - 3 - Legal Proceedings; Changes in                   25
                   Securities and Use of Proceeds;
                   Defaults Upon Senior Securities

      Item        4 - Submission of Matters to a Vote of                  25
                   Security Holders

      Item        5 - Other Information                                   25

      Item        6 - Exhibits and Reports on Form 8-K                    25

Signatures                                                                26
----------

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000

                                                   (Unaudited)       (Audited)
                                                    June 30,        December 31,
($000's except share and per share data)              2001              2000
                                                  =============    =============

Assets
Cash and due from banks                               $12,410           11,130
Interest-bearing deposits                               9,958           13,579
Federal funds sold                                     11,117           29,090
Securities available for sale                         114,329          123,785
Securities held to maturity (fair value
 $89,779 in 2001 and $32,602 in 2000)                  89,078           32,559
Mortgage loans held for sale                              254              ---
Loans:
     Real estate construction loans                    18,778           16,726
     Real estate mortgage loans                        72,200           71,163
     Commercial and industrial loans                  176,664          163,929
     Loans to individuals                             118,998          110,176
                                                  ------------    -------------

          Total loans                                 386,640          361,994
     Less unearned income and deferred fees            (2,041)          (2,313)
                                                  ------------    -------------

          Loans, net of unearned income
           and deferred fees                          384,599          359,681
     Less: allowance for loan losses                   (3,987)          (3,886)
                                                  ------------    -------------

          Loans, net                                  380,612          355,795
                                                  ------------    -------------

Bank premises and equipment, net                       10,419           10,324
Accrued interest receivable                             5,457            5,049
Other real estate owned, net                              399              540
Intangible assets                                      12,343            9,038
Other assets                                            2,145            2,608
                                                  ------------    -------------

          Total assets                              $ 648,521          593,497
                                                  ============    =============

Liabilities and stockholders' equity
Noninterest-bearing demand deposits                   $67,968           60,165
Interest-bearing demand deposits                      119,340          101,257
Savings deposits                                       47,557           42,560
Time deposits                                         347,775          326,666
                                                  ------------    -------------

          Total deposits                              582,640          530,648
                                                  ------------    -------------

Other borrowed funds                                      362              270
Accrued interest payable                                1,560            1,538
Other liabilities                                         989            1,207
                                                  ------------    -------------

          Total liabilities                           585,551          533,663
                                                  ------------    -------------

Stockholders' equity Preferred stock of no
 par value.
      Authorized 5,000,000 shares;  none
      issued and outstanding                              ---              ---
     Common stock of $2.50 par value.
      Authorized 5,000,000 shares;  issued and
      outstanding 3,511,377 shares in 2001 and
      3,512,977 in 2000                                 8,778            8,780
     Retained earnings                                 53,410           51,629
     Accumulated other comprehensive (loss)               782             (575)
                                                  ------------    -------------

          Total stockholders' equity                   62,970           59,834
Commitments and contingent liabilities
                                                  ------------    -------------

          Total liabilities and
           Stockholders' equity                     $ 648,521          593,497
                                                  ============    =============



See accompanying notes to the consolidated financial statements

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                                     June 30,         June 30,
($000's except share and per share data)               2001             2000
                                                  ==============   =============
Interest income
Interest and fees on loans                            $ 8,371           6,846
Interest on interest-bearing deposits                     171             124
Interest on federal funds sold                            196              80
Interest on securities - taxable                        2,080           1,678
Interest on securities - nontaxable                       864             558
                                                  ------------     -----------

          Total interest income                        11,682           9,286
                                                  ------------     -----------

Interest expense
Interest on time deposits $100,000 or more              1,223             811
Interest on other deposits                              4,961           3,284
Interest on borrowed funds                                  1             179
                                                  ------------     -----------

          Total interest expense                        6,185           4,274
                                                  ------------     -----------

          Net interest income                           5,497           5,012

Provision for loan losses                                 332             313
                                                  ------------     -----------

          Net interest income after
           provision for loan losses                    5,165           4,699
                                                  ------------     -----------

Noninterest income

Service charges on deposit accounts                       575             399
Other service charges and fees                             73              78
Credit card fees                                          335             285
Trust income                                              287             195
Other income                                               26               5
                                                  ------------     -----------
          Total noninterest income                      1,296             962
                                                  ------------     -----------

Noninterest expense

Salaries and employee benefits                          2,047           1,556
Occupancy and furniture and fixtures                      427             322
Data processing and ATM                                   348             246
FDIC  assessment                                           31              21
Credit card processing                                    265             222
Goodwill amortization                                      10              10
Net costs of other real estate owned                       16              23
Other operating expenses                                1,141             694
                                                  ------------     -----------

          Total noninterest expense                     4,285           3,094
                                                  ------------     -----------

Income before income tax expense                        2,176           2,567
Income tax expense                                       (495)           (698)
                                                  -------------    -----------

          Net income                                  $ 1,681           1,869
                                                  =============    ===========

Net income per share, basic and diluted               $  0.48            0.53
                                                  =============    ===========

          Weighted average number of common
           shares outstanding                        3,511,377      3,516,428

            Dividends declared per share                $ 0.43           0.42
                                                  =============    ===========


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                                       June 30,        June 30,
($000's except share and per share data)                 2001           2000
                                                     ============    ===========
Interest income
Interest and fees on loans                              $16,603         13,385
Interest on interest-bearing deposits                       540            126
Interest on federal funds sold                              375            175
Interest on securities - taxable                          4,067          3,338
Interest on securities - nontaxable                       1,478          1,106
                                                     -----------     -----------

          Total interest income                          23,063         18,130
                                                     -----------     -----------

Interest expense
Interest on time deposits $100,000 or more                2,423          1,452
Interest on other deposits                                9,756          6,363
Interest on borrowed funds                                    4            345
                                                     -----------     -----------
          Total interest expense                         12,183          8,160
                                                     -----------     -----------
          Net interest income                            10,880          9,970

Provision for loan losses                                   664            666
                                                     -----------     -----------

          Net interest income after
           provision for loan losses                     10,216          9,304
                                                     -----------     -----------

Noninterest income

Service charges on deposit accounts                       1,085            761
Other service charges and fees                              145            137
Credit card fees                                            596            504
Trust income                                                565            405
Other income                                                126             80
Realized securities losses, net                             (26)           ---
                                                     -----------     -----------

          Total noninterest income                        2,491          1,887
                                                     -----------     -----------
Noninterest expense
Salaries and employee benefits                            3,966          3,114
Occupancy and furniture and fixtures                        843            621
Data processing and ATM                                     709            464
FDIC  assessment                                             46             42
Credit card processing                                      502            436
Goodwill amortization                                        19             19
Net costs of other real estate owned                         20             26
Other operating expenses                                  2,241          1,363
                                                     -----------     -----------

          Total noninterest expense                       8,346          6,085
                                                     -----------     -----------

Income before income tax expense                          4,361          5,106
Income tax expense                                       (1,064)        (1,385)
                                                     -----------     -----------

          Net income                                    $ 3,297          3,721
                                                     ===========     ===========

Net income per share, basic and diluted                 $  0.94           1.06
                                                     ===========     ===========

          Weighted average number of common
           shares outstanding                         3,511,383      3,516,702

            Dividends declared per share                $  0.43           0.42
                                                     ===========     ===========


See accompanying notes to consolidated financial statements.


                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                                 Accumulated
                                                                    Other
($000's, except for per                Common      Retained     Comprehensive    Comprehensive
 share data)                           Stock       Earnings     Income (Loss)       Income          Total
                                     =========== ============= ================ ================ ============

Balances, December 31, 1999             $ 8,792        47,384           (3,453)                      $52,723

Net income                                  ---         3,721              ---            3,721        3,721
Dividend ($0.42 per share)                  ---        (1,477)             ---              ---       (1,477)
 ividend ($0.42 per share)                             (1,477)


Other comprehensive income, net of tax:

   Unrealized gains
    on securities
    available for sale, net
    of income tax expense $30               ---           ---               59               59           59

   Reclass adjustment net
    of tax                                  ---           ---              ---              ---          ---

Other comprehensive income                  ---           ---              ---              ---          ---
                                     ----------- ------------- ---------------- ---------------- ------------

Comprehensive income                        ---           ---              ---            3,780          ---
                                     ----------- ------------- ---------------- ---------------- ------------
Stock repurchase                           (10)           (62)             ---                           (72)

                                     ----------- ------------- ----------------- --------------- ------------
Balances, June 30, 2000                 $ 8,782        49,566           (3,394)                       54,954
                                     =========== ============= ================= =============== ============

Balances, December 31, 2000             $ 8,780        51,629             (575)             ---        59,834

Net income                                  ---         3,297              ---            3,297        3,297

Dividend ($0.43 per share)                  ---        (1,510)             ---              ---       (1,510)

Other comprehensive income,
 net of tax

   Unrealized gains on
    securities available for
    sale, net of income tax
    expense $699                            ---           ---            1,340            1,340       1,340

   Reclass adjustment net of
    income tax expense $9                   ---           ---               17               17          17

Other comprehensive income                  ---           ---              ---              ---         ---
                                     ----------- ------------- ---------------- ---------------- -----------

Comprehensive income                        ---           ---              ---            4,654         ---
                                     ----------- ------------- ---------------- ---------------- -----------

Stock repurchase (1)                         (2)           (6)             ---                           (8)
                                     ----------- -------------- --------------- ---------------- ------------

Balances, June 30,2001                  $ 8,778        53,410              782                       62,970
                                     =========== ============= ================ ================ ===========

(1)     Represents the repurchase of 500 shares at $16.25 per share.


See accompanying notes to consolidated financial statements.


                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                                                        June 30,       June 30,
($000's)                                                  2001           2000
                                                       ===========   ===========

Cash flows from operating activities
Net income                                                $ 3,297         3,721

Adjustments to reconcile net income to net cash
 provided by operating activities:
     Provision for loan losses                                664           666
     Depreciation of bank premises and equipment              558           499
     Amortization of intangibles                              435            76
     Amortization of premiums and accretion of
      Discount, net                                           142            73
     Gains on sales of bank premises and equipment             (1)           (2)
     Losses on sales and calls of securities
      Available for sale, net                                  26            15
     Losses on other real estate owned                          4            17
      (Increase) decrease in:
       Mortgage loans held for sale                          (254)         (514)
       Accrued interest receivable                           (408)         (359)
       Other assets                                          (227)         (182)
     Increase (decrease) in:
       Accrued interest payable                                22            25
       Other liabilities                                     (218)         (492)
                                                       ------------   ----------

          Net cash provided by operating
           activities                                       4,040         3,543
                                                       -----------    ----------

Cash flows from investing activities
Net decrease in federal funds sold                         17,973         2,650
Net (increase) decrease in interest-bearing
 Deposits                                                   3,621          (855)
Proceeds from calls and maturities of securities
 Available for sale                                        24,518         4,563
Proceeds from sales of securities available for
 Sale                                                         ---           451
Proceeds from calls and maturities of securities
 Held to maturity                                           8,937         1,778
Purchases of securities available for sale                (13,096)      (11,476)
Purchases of securities held to maturity                  (65,534)          ---
Purchases of loan participations                           (3,114)       (1,770)
Collections of loan participations                          2,474           880
Purchase of loans from acquisition                         (9,255)          ---
Net increase in loans to customers                        (15,716)      (15,923)

Proceeds from disposal of other real estate owned             210           211
Recoveries on loans charged off                                57            44
Purchase of bank premises and equipment                      (668)         (387)
Proceeds from disposal of bank premises and equipment          16             2
                                                       -----------    ----------

          Net cash used in investing
           activities                                     (49,577)     (19,832)
                                                       ----------    ----------

Cash flows from financing activities
Deposits purchased net of premium paid                     29,885           ---
Net increase in time deposits                               1,152        20,794
Net increase (decrease)in other deposits                   17,206        (3,205)
Net decrease in other borrowed funds                           92            54
Dividends paid on common stock                             (1,510)       (1,477)
Repurchase of common stock                                     (8)          (72)
                                                       -----------   -----------

          Net cash provided by financing
           activities                                      46,817        16,094
                                                       -----------   -----------

Net increase (decrease) in cash and due from banks          1,280          (195)
Cash and due from banks at beginning of period             11,130        13,311
                                                       -----------   -----------

Cash and due from banks at end of period                  $12,410        13,116
                                                       ===========   ===========


Supplemental disclosure of cash flow information

Cash paid for interest                                    $12,161         8,135
                                                       ===========   ===========

Cash paid for income taxes                                $ 1,263         1,638
                                                       ===========   ===========

Loans charged to the allowance for loan losses            $   620           396
                                                       ===========   ===========

Loans transferred to other real estate owned              $    73            17
                                                       ===========   ===========

Long-term debt                                            $   ---        10,000
                                                       ===========   ===========




See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 2001
                                   (Unaudited)


Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB), Bank of Tazewell County (BTC) and National Bankshares Financial Services Inc. (NBFS), (the Company), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 2000 Annual Report to Stockholders and additional information supplied in the 2000 Form 10-K.

Note (2)      Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                    For the periods ended
                                                  June 30,          December 31,
                                              2001        2000         2000
                                           =========== =========== =============
($000's, except for % data)
Balance at beginning of period                $ 3,886       3,231       3,231

Provision for loan losses                         664         666       1,329

Loans charged off                                (620)       (396)       (770)

Recoveries                                         57          44          96
                                           -----------  ----------  ----------

Balance at the end of period                  $ 3,987       3,545       3,886
                                           ===========  ==========  ==========

Ratio of allowance for loan losses to
 the end of period loans net of unearned
 income and deferred fees                        1.04%       1.14%       1.08%
                                           ===========  ==========  ==========

Ratio of net charge-offs (recoveries) to
average loans, net of unearned income and
deferred fees(1)                                  .31%        .23%        .21%
                                           ===========  ==========  ==========

Ratio of allowance for loan losses to
nonperforming loans(2)                       2,345.29%   1,508.31%   4,415.91%
                                           ===========  ==========  ==========

(1)     Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                                  June 30,          December 31,
                                              2001        2000          2000
                                            ========== ==========  =============
($000's, except for % data)

Nonperforming Assets

 Nonaccrual loans                              $170          235           88

 Restructured loans                             ---          ---          ---
                                            --------    ---------   ----------

     Total nonperforming loans                  170          235           88

Foreclosed property                             399          219          540
                                            --------    ---------   ----------

     Total nonperforming assets                $569          454          628
                                            ========    =========   ==========

Ratio of nonperforming assets to loans,
 net of unearned income and deferred fees,
 plus other real estate owned                   .15%         .15%         .17%
                                            ========    =========   ==========

                                                June 30,            December 31,
                                             2001       2000            2000
                                           =========  =========    =============
Accruing Loans Past Due 90 Days or More

 Past due 90 days or more and
  still accruing                             $1,400       523            1,321
                                           =========  ========      ===========

 Ratio of loans past due 90 days or
  more to loans, net of unearned
  income and deferred fees                      .36%      .17%             .37%
                                           =========  ========      ===========

Impaired Loans

 Total impaired loans                          $721       522              456
                                           =========  ========      ===========

 Impaired loans with a
  valuation allowance                          $---       216              135
 Valuation allowance                            ---      (179)            (135)
                                           ---------  ---------     -----------

 Impaired loans net of allowance               $---        37              ---
                                           =========  ========      ===========

 Impaired loans with no
  valuation allowance                          $721       306              321
                                           =========  ========      ===========

 Average recorded investment
  in impaired loans                            $591       523              657
                                           =========  ========      ===========

 Income recognized on impaired
  loans                                        $ 29        21               43
                                           =========  ========      ===========

 Amount of income recognized
  on a cash basis                               ---       ---              ---
                                           =========  ========      ===========

Note (3) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of June 30, 2001 are as follows:

                                               June 30, 2001

                                              Gross         Gross
                              Amortized     Unrealized    Unrealized     Fair
($ in thousands)                Costs         Gains         Losses      Values
                             ------------  ------------  ------------ ----------

Available for sale:

  U.S. Treasury                 $ 6,247         201           ---         6,448
  U.S. Government
   agencies and
   corporations                  35,222         155           158        35,219
  State and political
   subdivisions                  42,846         748           124        43,470
  Mortgage-backed
   securities                    12,996         223             6        13,213
  Corporate debt
   securities                    13,056         143           139        13,060
  Federal Reserve Bank stock        209         ---           ---           209
  Federal Home Loan
   Bank stock                     1,411         ---           ---         1,411
  Other securities                1,157         142           ---         1,299
                             -----------   ---------      --------     ---------

     Total securities
      available for sale      $ 113,144       1,612           427       114,329
                             ===========   =========      ========     =========

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of June 30, 2001 are as follows:

                                               June 30, 2001

                                            Gross          Gross
                           Amortized      Unrealized     Unrealized      Fair
($ in thousands)             Costs          Gains          Losses       Values
                          ------------  -------------  -------------  ----------

Held to Maturity:

  U.S. Government
   agencies and
   corporations              $18,494           65             44         18,515
  State and political
   subdivisions               39,060          429             68         39,421
  Mortgage-backed
   securities                  8,684           56              3          8,737
  Corporate securities        22,840          416            150         23,106
                          -----------    ---------      ---------    -----------

     Total securities
      held to maturity       $89,078          966            265         89,779
                          ===========    =========      =========    ===========



Note (4) Restrictions on Dividend Payments and Capital Requirements

        Bankshares' and its subsidiaries' actual regulatory capital amounts and ratios are also presented in the following tables:

                                                                                             To Be Well
                                                                                         Capitalized Under
                                                                For Capital              Prompt Corrective
                                                             Adequacy Purposes           Action Provisions
($ in thousands)                 Amount        Ratio        Amount        Ratio         Amount        Ratio
                               ------------ ------------ ------------- ------------- ------------- -------------

June 30, 2001:
  Total capital(1)
  Bankshares
   Consolidated                    $53,938        12.2%        35,253          8.0%        N/A           N/A
  NBB                               29,384        11.5%        20,422          8.0%        25,527         10.0%
  BTC                               21,305        11.7%        14,570          8.0%        18,212         10.0%
  Tier I capital(1)
  Bankshares
   Consolidated                    $49,951        11.3%        17,627          4.0%        N/A           N/A
  NBB                               26,966        10.6%        10,211          4.0%        15,316          6.0%
  BTC                               19,736        10.8%         7,285          4.0%        10,927          6.0%
  Tier I capital(2)
  Bankshares
   Consolidated                    $49,951         7.2%        27,667          4.0%        N/A           N/A
  NBB                               26,966         7.7%        13,974          4.0%        17,468          5.0%
  BTC                               19,736         7.1%        11,191          4.0%        13,988          5.0%

(1)     To Risk Weighted Assets
(2)     To Average Assets


        Substantially all of Bankshares' retained earnings are undistributed earnings of its banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank's retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At June 30, 2001, retained net income from the Company's NBB affiliate which was free of such restriction amounted to approximately $2,269.

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

Analysis of Financial Condition and Results of Operations for the Six Months Ended June 30, 2001
--------------------------------------------------------------------------------

        Net income for the six months ended June 30 2001 was $3,297 which represents a decline of $424 or 11.4% when compared to the same period in 2000. The annualized return on average assets for the six months ended June 30, 2001 was 1.06% and 1.56% for June 30, 2000. The annualized return on average equity was 10.68 for the period ended June 30, 2001 and 13.87% for June 30, 2000.

        Earnings per share for the period ended June 30, 2001 was $0.94 and $1.06 in 2000 for the same period.


Net Interest Income
-------------------

        Net interest income at the end of the second quarter of 2001 was $10,880, an increase of $910 or 9.1%. Interest income increased $4,933 or 27.2%, when the period ended June 30, 2001 and 2000 are compared. The yield on earning assets was 8.09%, decreasing 23 basis points from June 30, 2000. Interest expense increased $4,023, or 49.3%, when the two periods are compared. The cost to fund earning assets for the period ended June 30, 2001 was 4.15% or a 53 basis point increase from the same period in 2000.

        The underlying cause of these results was in part due to the rising interest rate environment that existed until January 2001. During the year 2000 rates remained high and negatively affected loan growth while at the same time deposit costs were steadily increasing. Acquisition activity also played a role in the decline. During the period from June 30, 2000 to June 30, 2001 the Company acquired seven branches divested from other banks. This involved approximately $128,000 in new deposits.

        While assumption of the interest expense on these deposits was immediate, it was not possible to channel the new funds into the loan portfolio due to economic conditions. Surplus funds, instead, were placed in the lower yielding investment portfolio. Accordingly, interest expense grew at a faster rate than interest income, causing a marked decline in the net interest margin of 77 basis points to 3.94%.

        While the short-term effects of the merger activities are deemed to be slightly negative, management believes the intermediate and long term effects to be very positive.

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

        The ratio of the allowance for loan losses to loans net of unearned income was 1.04% at June 30, 2001. This compares to 1.14% at June 30, 2000. The provision for the first six months of 2001 was $664, down $2 over the same period the prior year.

Noninterest Income
------------------

        Noninterest income is an important source of the Company's income. This category is comprised of service charges on deposit accounts, other service charges and fees, credit card fees, trust income and other income. Net securities gains and losses are also included in this category.

        Noninterest income for the period ended June 30, 2001 was $2,491, an increase of $604 or 32.0%. All categories except realized gains/losses on securities experienced increases when the period ended June 30, 2001 and June 30, 2000 are compared.

        Service charges on deposit accounts increased, accounting for $324 or 53.6% of the total increase in noninterest income. This was primarily due to an increase in volume caused by the acquisition of six branches in mid-November 2000 and to a single branch acquisition in March 2001.

        Other service charges and fees increased by $8 when June 30, 2001 and June 30, 2000 are compared.

        Credit card fees increased $92, or 18.3%. This increase was in part due to debit card income, which improved due to acquisition activity and the introduction of the service at BTC.

        Trust income increased by 39.5% when compared to the first six months of 2000. Trust income is dependent on market conditions as well as the types of accounts being handled at any given point in time. The level of estate business, for example, cannot be predicted with any degree of precision. So far, in 2001, there has been a higher level of estate activity.

        Realized securities gains/losses were $(26) for the quarter ended June 30, 2001. Included in this is the write-down of the Company's investment in two limited liability companies established for the sale of title insurance and insurance services.

Noninterest Expense
-------------------

        Noninterest expense for the period ended June 30, 2001 was $8,346, an increase of $2,261 or 37.2%. The majority of the increase as described below was associated with acquisition activity.

        Salaries and employee benefits increased by $852 or 27.4% when the periods ended June 30, 2001 and 2000 are compared. This increase was largely due to the acquisition of six branches in mid-November 2000 and to a lesser extent a seventh branch acquired in March of 2001. Routine merit increases also contributed to the increase.

        Occupancy expenses increased $222 when the second quarter of 2001 and 2000 are compared. The 35.8% increase was largely attributable to the branch acquisition referred to above, which increased depreciation costs, taxes, insurance and other fixed asset costs.

        Data processing costs increased $245 or 52.8%. Maintenance costs, particularly on ATM's, increased as a result of the branch acquisitions.

        Credit card processing increased $66 or 15.1% due to volume.

        Other operating costs increased $878 or 64.4% when the periods June 30, 2001 and 2000 are compared. The majority of these increases were caused by acquisition activities, which include intangibles expense and other operating expenses such as stationary and supplies, telephone and courier services.

Balance Sheet
-------------

        Total assets at June 30, 2001 were $648,521, an increase of $55,024 or 9.3% over period end assets at December 31, 2000.

        Loans net of unearned income grew by $24,918 or 6.9%. Loans purchased in a branch acquisition accounted for approximately $9,200 of the increase.

        Deposits purchased in a branch acquisition accounted for approximately $34,000 of the increase of $51,992; the remainder of which was due to deposit marketing activities.

Securities
----------

        While securities available for sale declined by 8.3%, securities held to maturity increased $56,519 or 173.6%. This represents an investment of funds generated by the acquisition activity previously mentioned.

Loans
-----

        As previously mentioned a portion of this loan growth was achieved by purchasing a branch. The category experiencing the largest growth was loans to individuals, which increased $8,822, or 8.0%, followed by commercial and industrial loans, which increased $12,735 or 7.8%. Real estate construction loans increased by $2,052 or 12.3%.

Fixed Asset
-----------

        The Company's investment in fixed assets, net of depreciation increased $95 when June 30, 2001 and December 31, 2000 are compared. The increase was in part due to acquisition activities.

Deposits
--------

        Total deposits increase $51,992 or 9.8% when June 30, 2001 and December 21, 2000 are compared. Branch acquisitions accounted for the approximately $34,000 of this increase.

        Noninterest bearing deposits grew by 13.0% with interest bearing demand deposits growing by 17.9%. Saving deposits increased by 11.7% with the largest increase occurring in interest-bearing demand deposits, which grew by 17.9%. Time deposits grew by $21,109 or 6.5%.

Daily Averages
--------------

        Daily averages for the major categories are as follows:

(000's)                                  June 30, 2001       June 30, 2000
                                       =================== ==================
Federal funds sold                            $20,635                5,099
FHLB deposits                                  14,328                5,494
Loans, net                                    365,273              297,919
Securities available for sale                 117,562              117,435
Securities held to maturity                    69,128               22,657
Total assets                                  627,375              478,364
Noninterest-bearing deposits                   63,567               54,483
Interest-bearing deposits                     499,055              357,643
Stockholders' equity                           61,720               53,813


Liquidity
---------

        Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. Cash from operating activities was $4,040 primarily due to earnings. Cash used in investing activities totaled $49,577. Primary uses were purchases of securities, purchased and short-term investments.

Capital Resources
-----------------

        Total stockholders' equity increased by $3,136 from December 31, 2000 to June 30, 2001. Of that increase $1,357 was due to the change in unrealized gains and losses on securities available for sale. Net income of $3,297, offset by a $1,510 dividend to shareholders, accounted for the remainder of the increase. During the first half of 2001, 500 shares of the Company's common stock were repurchased at $16.25 per share.

Branch Acquisitions
-------------------

        In September of 2000 the Company's BTC affiliate announced that it would acquire a branch in Bluefield Virginia from First Union Bank. The acquisition resulted in the addition of approximately $34,000 in deposits and approximately $9,200 in loans. The acquisition was completed in March 2001.

Financial Services
------------------

                On April 9, 2001 National Bankshares Financial Services Inc., a wholly-owned subsidiary began offering non-deposit investment products and insurance products for sale to the public. NBFS is working through Bankers Insurance, LLC, a joint effort of Virginia banks originally sponsored by the Virginia Bankers Association. In another cooperative effort NBFS is working with UVEST Financial Services Group, Inc to offer investment services.

      It is anticipated that these ventures will ultimately result in new and substantial sources of noninterest income. Given the highly competitive commercial banking market, management believes that diversity in revenue sources will be critical to the ongoing success of the Company.

Comprehensive Income
--------------------

        Effective January 1, 2001 the Company changed its method of presentation concerning comprehensive income. Prior to 2001, comprehensive income was reflected as part of the consolidated statement of income. Comprehensive income is now presented as a separate component of the Company's consolidated statement of changes in stockholders' equity.

Accounting Change
-----------------

    In May 2001, the Financial Accounting Standards Board announced certain changes to the accounting rules related to business combinations.

    The announcement focused on two main issues. First, the pooling of interest method of accounting for mergers will be eliminated for all transactions taking place after June 30, 2001. Second, it made certain changes to the treatment of goodwill and intangible assets. It requires that other intangibles be identified as a separate asset from goodwill and defines the rules for amortization of other intangibles and non-amortization and subsequent impairment testing for goodwill.

    Based upon available information it is believed that the primary impact will be on future transactions. However, a secondary matter may arise when required tests for impairment of existing goodwill is performed. While it is not anticipated, management cannot rule out the possibility of a write-down of goodwill as no testing has been performed. Full implementation of this statement is required for financial statements issued after December 15, 2001.

Analysis of the Financial Condition and Results of Operations for the Three Months Ended June 30, 2001
--------------------------------------------------------------------------------

        Net income for the three months ended June 30, 2001 was $1,681, a decrease of $188 or 10.1% over the same period in 2000. The annualized return on average or the second quarter of 2001 was 1.04% and 1.54% for the second quarter of 2000. The annualized return on average equity for the second quarter of 2001 was 10.83%. This compares to 13.94% for the same period in 2000.
        Basic earnings per share for the three month ended June 30,2001 was $0.48 a decrease of $0.05 from the second quarter of 2000.

Net interest income
-------------------

        Net interest income for the quarter ended June 30, 2001 was $5,497 or a 9.7% increase from the same quarter in 2000. Interest rate trends, asset distribution and acquisition activities previously discussed contributed to the increase.

Provision for loan losses
-------------------------

        The provision for loan losses for the second quarter of 2001 was $332. This compares to $313 for the same period the prior year.

Noninterest income
------------------

        Noninterest income for the second quarter of 2001 was $1,296, an increase of $334 over the period ending June 30, 2000.

      Service charges on deposits increased $176 or 44.1% when the quarter-ended June 30, 2001 is compared to the same period in 2000. The acquisition of seven branches was the primary cause.

      Credit card income also showed improvement. Debit card activity in the newly acquired branches and the introduction of the service into the BTC trade area accounted for the majority of the increase.

      Trust income increased by 47.2% when the two periods are compared. As previously discussed the level of estate business and certain fee schedule adjustments contributed to the improvement.

Noninterest expense
-------------------

      Noninterest expense for the quarter ended June 30, 2001 was $4,285. This represents an increase of $1,191 or 38.5% when compared to the quarter ended June 30, 2000.

      With the exception of OREO expense, all categories showed increases, which were due primarily to the branch acquisitions.

Balance Sheet
-------------

        Total average assets for the quarter ended June 30, 2001 were $646,891, which represents an increase of $161,375 or 33.2% over total assets at June 30, 2000. A comparison of selected quarterly averages follows.


($000)                                June 30, 2001       June 30, 2000
                                      -------------       -------------

Federal funds sold                      $  16,934               5,400
Federal Home Loan Bank deposits            16,476               7,645
Securities available for sale             115,613             119,328
Securities held to maturity                85,938              21,384
Loans net of unearned income and fees     371,907             302,561
Noninterest-bearing deposits               66,527              55,742
Interest-bearing deposits                 515,149             363,764
Borrowed money                                246              10,354

      The substantial growth represented above was primarily due to acquisition activities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Derivatives

        The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has investments in collateralized mortgage obligations, structured notes and other similar instruments that are included in securities available for sale and securities held to maturity. The fair value of these investments at June 30,2001 approximated $4,216.

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

        At December 31, 2000 the Company reported its cumulative interest-sensitivity gap to be ($172,742) at twelve months. At June 30, 2001 the cumulative interest-sensitivity gap declined to ($222,369) an increase of $49,627 or 28.4%. This change was the result primarily of a Branch acquisition that closed in March 2001. The cumulative gap ratio at twelve months was .46 compared to .52 at December 31, 2000.

                   National Bankshares, Inc. and Subsidiaries
                                     Part II
                                Other Information

Items 1-3.     Legal  Proceedings;  Changes in  Securities and Use of  Proceeds;
               Defaults upon Senior Securities

                  None for the three months ended June 30, 2001.

Item 4.        Submission of Matters to a Vote of Security Holders

                  Three class 2 Directors of the company were elected by a vote of the security holders for a term of three years each.

                  (a) This matter was submitted to a vote at the company's
                      Annual Meeting of Stockholders held on April 10, 2001.

                  (b) The name of each director elected at the meeting follows:
                      Alonzo A. Crouse
                      James G. Rakes
                      Jeffery R. Stewart

                      The name of each director whose term of office continued after the meeting is listed:
                      Charles L. Boatwright
                      L.A. Bowman
                      James A. Deskins Sr.
                      Paul A. Duncan
                      Cameron L. Forrester
                      Wiliam T. Peery

                  (c) The number votes cast for or against each nominee is
                      provided below. There were no abstaining votes and non-broker non-votes.

                      Election of directors

                      Director                  Votes For          Votes Against
                      --------                  ---------          -------------
                      Alonzo A. Crouse          2,704,092            35,848
                      James G. Rakes            2,710,758            29,182
                      Jeffery R. Stewart        2,714,059            25,881


Item 5.        Other Information

                  None

Item 6.        Exhibits and Reports on Form 8-K

                  None

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            National Bankshares, Inc.
                                  (Registrant)





     Date:     08/09/01             /s/James G. Rakes
               ------------         -------------------------------------------
                                    James G. Rakes, Chairman
                                    President and Chief Executive Officer



     Date:     08/09/01             /s/J. Robert Buchanan
               --------------       -------------------------------------------
                                    J. Robert Buchanan, Treasurer
                                    (principal financial officer)