Form 10-Q
period 2001-09-30
NATIONAL BANKSHARES INC
filed 2001-11-13
CIK 796534

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

                For the quarterly period ended September 30, 2001


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

Yes     |X|    No     |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding  at  November 1, 2001
-------------------------------------------    ---------------------------------
Common Stock, $2.50 Par Value                              3,511,377


                         (This report contains 26 pages)

================================================================================

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index



                                                                          Page
                                                                          ====

Part I  Financial Information


      Item        1 - Financial Statements

                  Consolidated Balance Sheets, September 30, 2001         3-4
                   and December 31, 2000

                  Consolidated Statements of Income for the               5-6
                   Three Months Ended
                   September 30, 2001 and 2000

                   Consolidated Statements of Income for the              7-8
                   Nine Months Ended
                   September 30, 2001 and 2000

                  Consolidated Statements of Changes in                    9
                   Stockholders' Equity, Nine Months Ended
                   September 30, 2001 and 2000

                  Consolidated Statements of Cash Flows,                 10-11
                   Nine Months Ended September 30, 2001 and 2000

      Item        2 - Management's Discussion and Analysis of            17-23
                   Financial Condition and Results of Operations

      Item        3 - Quantitative and Qualitative Disclosures about       24
                   Market Risk

Part II Other Information

      Items       1 - 3 - Legal Proceedings; Changes in                    25
                   Securities and Use of Proceeds;
                   Defaults Upon Senior Securities

      Item        4 - Submission of Matters to a Vote of                   25
                   Security Holders

      Item        5 - Other Information                                    25

      Item        6 - Exhibits and Reports on Form 8-K                     25

Signatures                                                                 26
----------

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000

                                                 (Unaudited)       (Audited)
                                                September 30,     December 31,
($000's except share and per share data)             2001             2000
                                               =============== =================

Assets
Cash and due from banks                             $12,885             11,130
Interest-bearing deposits                            12,517             13,579
Federal funds sold                                    8,769             29,090
Securities available for sale                       102,217            123,785
Securities held to maturity (fair value
 $88,178 in 2001 and $32,602 in 2000)                86,210             32,559
Mortgage loans held for sale                            613                ---
Loans:
     Real estate construction loans                  20,405             16,726
     Real estate mortgage loans                      80,500             71,163
     Commercial and industrial loans                179,821            163,929
     Loans to individuals                           115,731            110,176
                                               -------------   ---------------

          Total loans                               396,457            361,994
     Less: unearned income and deferred fees         (1,847)            (2,313)
                                               ------------    ---------------

          Loans, net of unearned income
           and deferred fees                        394,610            359,681
     Less: allowance for loan losses                 (4,124)            (3,886)
                                               ------------    ---------------

          Loans, net                                390,486            355,795
                                               ------------    ---------------

Bank premises and equipment, net                     10,273             10,324
Accrued interest receivable                           5,379              5,049
Other real estate owned, net                          1,043                540
Intangible assets                                    12,104              9,038
Other assets                                          1,714              2,608
                                               ------------    ---------------

          Total assets                            $ 644,210            593,497
                                               =============   ===============

Liabilities and stockholders' equity
Noninterest-bearing demand deposits                 $70,203             60,165
Interest-bearing demand deposits                    120,287            101,257
Savings deposits                                     48,964             42,560
Time deposits                                       336,030            326,666
                                               -------------    ---------------

          Total deposits                            575,484            530,648
                                               -------------    ---------------

Other borrowed funds                                    470                270
Accrued interest payable                              1,330              1,538
Other liabilities                                     1,276              1,207
                                               -------------    ---------------

          Total liabilities                         578,560            533,663
                                               -------------    ---------------

Stockholders' equity Preferred stock of
 no par value.
      Authorized 5,000,000 shares;  none
      issued and outstanding                            ---               ---
     Common stock of $2.50 par value.
      Authorized 5,000,000 shares; issued
      and outstanding 3,511,377 shares in
      2001 and 3,511,877 in 2000                      8,778             8,780
     Retained earnings                               55,319            51,629
     Accumulated other comprehensive
      income(loss)                                    1,553              (575)
                                               ------------     --------------

          Total stockholders' equity                 65,650            59,834
Commitments and contingent liabilities
                                               -------------    --------------

          Total liabilities and
           Stockholders' equity                   $ 644,210           593,497
                                               =============    ==============



See accompanying notes to the consolidated financial statements

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                 Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                                               September 30,     September 30,
($000's except share and per share data)           2001              2000
                                              ==============     =============
Interest income
Interest and fees on loans                          $ 8,507             7,160
Interest on interest-bearing deposits                    66               194
Interest on federal funds sold                          100                 2
Interest on securities - taxable                      1,888             1,666
Interest on securities - nontaxable                     885               564
                                              --------------     -------------


          Total interest income                      11,446             9,586
                                              --------------     -------------


Interest expense
Interest on time deposits $100,000 or more            1,139               899
Interest on other deposits                            4,553             3,471
Interest on borrowed funds                                3               180
                                              --------------     -------------


          Total interest expense                      5,695             4,550
                                              -------------      -------------


          Net interest income                         5,751             5,036

Provision for loan losses                               377               331
                                              --------------     -------------


          Net interest income after

           provision for loan losses                  5,374             4,705
                                              -------------      -------------


Noninterest income
Service charges on deposit accounts                     554               423
Other service charges and fees                           69                64
Credit card fees                                        321               256
Trust income                                            284               206
Other income                                             84                22
Realized securities losses, net                         ---                 5
                                              --------------     -------------



          Total noninterest income                    1,312               976
                                              --------------     -------------


Noninterest expense
Salaries and employee benefits                        2,040             1,548
Occupancy and furniture and fixtures                    437               317
Data processing and ATM                                 305               241
FDIC  assessment                                         27                32
Credit card processing                                  255               369
Intangibles and goodwill amortization                   239                38
Net costs of other real estate owned                     32                33
                                              -------------      -------------


          Total noninterest expense                   4,176             3,291
                                              --------------     -------------


Income before income tax expense                      2,510            2,390
Income tax expense                                     (600)            (639)
                                              --------------     -------------


          Net income                                $ 1,910             1,751
                                              ==============     =============

Net income per share, basic and diluted              $ 0.54              0.50
                                              ==============     =============

          Weighted average number of common
           shares outstanding                     3,511,377         3,512,615

            Dividends declared per share              $ ---               ---
                                              ==============     =============


                 See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                               September 30,      September 30,
($000's except share and per share data)           2001               2000
                                             ================   ================
Interest income
Interest and fees on loans                           $25,110             20,545
Interest on interest-bearing deposits                    475                369
Interest on federal funds sold                           606                128
Interest on securities - taxable                       5,955              5,004
Interest on securities - nontaxable                    2,363              1,670
                                             ----------------   ----------------


          Total interest income                       34,509             27,716
                                             ----------------   ----------------


Interest expense
Interest on time deposits $100,000 or more             3,562              2,351
Interest on other deposits                            14,309              9,834
Interest on borrowed funds                                 7                525
                                             ----------------   ----------------


          Total interest expense                      17,878             12,710
                                             ----------------   ----------------


          Net interest income                         16,631             15,006

Provision for loan losses                              1,041                997
                                             ----------------   ----------------


          Net interest income after
           provision for loan losses                  15,590             14,009
                                             ----------------   ----------------


Noninterest income
Service charges on deposit accounts                    1,639              1,184
Other service charges and fees                           214                201
Credit card fees                                         917                760
Trust income                                             849                611
Other income                                             210                102
Realized securities losses, net                          (26)                 5
                                             ----------------   ----------------


          Total noninterest income                     3,803              2,863
                                             ----------------   ----------------


Noninterest expense
Salaries and employee benefits                         6,006              4,662
Occupancy and furniture and fixtures                   1,280                938
Data processing and ATM                                1,014                705
FDIC  assessment                                          73                 74
Credit card processing                                   757                805
Intangible assets and goodwill amortization              674                114
Net costs of other real estate owned                      52                 59
Other operating expenses                               2,666              2,019
                                             ----------------   ----------------


          Total noninterest expense                   12,522              9,376
                                             ----------------   ----------------


Income before income tax expense                       6,871              7,496
Income tax expense                                    (1,664)           (2,024)
                                             ----------------   ----------------


          Net income                                 $ 5,207              5,472
                                             ================   ================

Net income per share, basic and diluted              $  1.48               1.56
                                             ================   ================

          Weighted average number of common
           shares outstanding                      3,511,381          3,515,337

            Dividends declared per share              $ 0.43               0.42
                                             ================   ================


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)



                                                                 Accumulated
                                                                    Other
($000's, except for per                Common      Retained     Comprehensive    Comprehensive
 share data)                           Stock       Earnings     Income (Loss)       Income          Total
                                     =========== ============= ================ ================ ============

Balances, December 31, 1999             $ 8,792        47,384           (3,453)             ---       52,723
Net income                                  ---         5,472              ---            5,472        5,472
Dividend ($0.42 per share)                  ---        (1,477)             ---              ---       (1,477)
 Dividend ($0.42 per share)                            (1,477)


Other comprehensive income,
 net of tax:

  Unrealized gains
   on securities
   Available for sale, net
   of income tax expense $481               ---           ---              933              933          933
                                     ----------- ------------- ---------------- ---------------- ------------

Comprehensive income                        ---           ---              ---            6,405          ---
                                     ----------- ------------- ---------------- ---------------- ------------
Stock repurchase                           (12)           (70)             ---              ---          (82)
                                     ----------- ------------- ----------------- --------------- ------------
Balances, September 30, 2000            $ 8,780        51,309           (2,520)             ---       57,569
                                     =========== ============= ================= =============== ============

Balances, December 31, 2000             $ 8,780        51,629             (575)             ---       59,834

Net income                                  ---         5,207              ---            5,207        5,207
Dividend ($0.43 per share)                  ---        (1,511)             ---              ---       (1,511)
Other comprehensive income,

   Unrealized gains on
    securities available for
    sale, net of income tax
    expense $9                              ---           ---            2,111            2,111       2,111

   Re-class adjustment net of
                                            ---           ---               17               17          17
                                     ----------- ------------- ---------------- ---------------- -----------
Other comprehensive income                  ---           ---              ---            2,128         ---
                                     ----------- ------------- ---------------- ---------------- -----------
Comprehensive income                        ---           ---              ---            7,335         ---
                                     ----------- ------------- ---------------- ---------------- -----------
Stock repurchase (1)                        (2)            (6)             ---              ---          (8)
                                     ----------- -------------- --------------- ---------------- ------------

Balances, September 30,2001             $ 8,778        55,319            1,553              ---      65,650
                                     =========== ============= ================ ================ ===========


(1)     Represents the repurchase of 500 shares at $16.25 per share.


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                            September 30,          September 30,
($000's)                                                                         2001                  2000
                                                                           =================      ================

Cash flows from operating activities
Net income                                                                         $ 5,207                  5,472

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Provision for loan losses                                                       1,041                    997
     Depreciation of bank premises and equipment                                       841                    750
     Amortization of intangibles                                                       674                    114
     Amortization of premiums and accretion of
      Discount, net                                                                    265                    107
     Gains on sales of bank premises and equipment                                      (1)                    (6)
     Losses on sales and calls of securities
      Available for sale, net                                                           26                      4
     Gains on calls of securities
      Held to maturity, net                                                            ---                     (9)
     Losses on other real estate owned                                                   4                     22
      (Increase) decrease in:
       Mortgage loans held for sale                                                   (613)                   107
       Accrued interest receivable                                                    (330)                  (289)
       Other assets                                                                   (194)                  (379)
     Increase (decrease) in:
       Accrued interest payable                                                       (208)                   110
       Other liabilities                                                                69                     (16)
                                                                           ----------------       -----------------

          Net cash provided by operating
           activities                                                                6,781                  6,984
                                                                           ----------------       ----------------

Cash flows from investing activities
Net decrease in federal funds sold                                                  20,321                  2,700
Net (increase) decrease in interest-bearing
 Deposits                                                                            1,062                 (8,784)
Proceeds from calls and maturities of securities
 Available for sale                                                                 39,244                  5,970
Proceeds from sales of securities available for
 Sale                                                                                  ---                    751
Proceeds from calls and maturities of securities
 Held to maturity                                                                   12,736                  2,498
Purchases of securities available for sale                                         (14,609)               (11,754)
Purchases of securities held to maturity                                           (66,521)                   ---
Purchases of loan participations                                                    (3,401)                (1,528)
Collections of loan participations                                                   3,099                    620
Purchase of loans from acquisition                                                  (9,255)                   ---
Net increase in loans to customers                                                 (27,044)               (21,276)
Proceeds from disposal of other real estate owned                                      273                    252
Recoveries on loans charged off                                                         89                    (79)
Purchase of bank premises and equipment                                               (804)                  (638)
Proceeds from disposal of bank premises and equipment                                   15                     10
                                                                           ----------------       ----------------

          Net cash used in investing
           activities                                                              (44,795)               (31,258)
                                                                        ------------------       ----------------





Cash flows from financing activities
Deposits purchased net of premium paid                                              29,885                 ---
Net increase (decrease) in time deposits                                            (10,593)            29,320
Net increase (decrease)in other deposits                                            21,796              (7,235)
Net increase (decrease) in other borrowed funds                                        200                (262)
Dividends paid on common stock                                                      (1,511)             (1,477)
Repurchase of common stock                                                              (8)                (82)
                                                                           ----------------   ------------------

          Net cash provided by financing
           activities                                                               39,769              20,264
                                                                           ----------------   -----------------

Net increase (decrease) in cash and due from banks                                   1,755              (4,010)
Cash and due from banks at beginning of period                                      11,130               13,311
                                                                           ----------------   ------------------

Cash and due from banks at end of period                                           $12,885                9,301
                                                                           ================   ==================


Supplemental disclosure of cash flow information

Cash paid for interest                                                            $ 18,086               12,600
                                                                           ================   ==================

Cash paid for income taxes                                                         $ 1,713                2,395
                                                                           ================   ==================

Loans charged to the allowance for loan losses                                       $ 892                  575
                                                                           ================   ==================

Loans transferred to other real estate owned                                        $  780                  294
                                                                           ================   ==================

Long-term debt                                                                       $ ---               10,000
                                                                           ================   ==================




See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                September 30,2001
                                   (Unaudited)


Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB), Bank of Tazewell County (BTC) and National Bankshares Financial Services
(NBFS), (the Company), conform to generally accepted accounting principles and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 2000 Annual Report to Stockholders and additional information supplied in the 2000 Form 10-K.

Note (2)     Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                   For the periods ended

                                            September 30,           December 31,
                                         2001           2000            2000
                                     ============== =============  =============
($000's, except for % data)
Balance at beginning of period          $ 3,886          3,231            3,231

Provision for loan losses                 1,041            997            1,329

Loans charged off                          (892)          (575)            (770)

Recoveries                                   89             79               96
                                     -----------    -------------  -------------

Balance at the end of period            $ 4,124          3,732            3,886
                                     ===========   ==============  =============

Ratio of allowance for loan losses
 to the end of period loans net of
 unearned income and deferred fees         1.05%          1.18%            1.08%
                                     ============  ==============  =============

Ratio of net charge-offs
 (recoveries) to average loans,
 net of unearned income and
 deferred fees(1)                           .29%           .22%             .21%
                                     ============  ==============  =============

Ratio of allowance for loan losses
 to nonperforming loans(2)               930.93%      1,719.82%        4,415.91%

                                     ============  ==============  =============

(1) Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                       September 30,2001       December 31,
                                       2001         2000           2000
                                   ============= ============ ================
($000's, except for % data)

Nonperforming Assets

 Nonaccrual loans                          $443          217               88

 Restructured loans                         ---          ---              ---
                                   ------------- ------------ ----------------

     Total nonperforming loans              443          217               88

Foreclosed property                       1,043          467              540
                                   ------------- ------------ ----------------

     Total nonperforming assets          $1,486          684              628
                                   ============= ============ ================

Ratio of nonperforming assets to
 loans, net of unearned income and
 deferred fees, plus other real
 estate owned                              .38%         .22%             .17%
                                   ============= ============ ================

                                          September 30,         December 31,
                                        2001         2000           2000
                                    ============= ============ ================
Accruing Loans Past Due 90 Days
 or More

 Past due 90 days or more and
  still accruing                            $620          465            1,321
                                    ============= ============ ================

 Ratio of loans past due 90 days
  or more to loans, net of unearned
  income and deferred fees                   .16%         .15%             .37%
                                    ============= ============ ================

Impaired Loans

 Total impaired loans                       $811          603              456
                                    ============= ============ ================

 Impaired loans with a
  valuation allowance                       $191          267              135
 Valuation allowance                        (114)        (230)            (135)
                                    ------------- ------------- ----------------

 Impaired loans net of allowance            $ 77           37              ---
                                    ============= ============ ================

 Impaired loans with no
  valuation allowance                       $620          336              321
                                    ============= ============ ================

 Average recorded investment
  in impaired loans                         $646          543              657
                                    ============= ============ ================

 Income recognized on impaired
  loans                                     $ 31           31               43
                                    ============= ============ ================

 Amount of income recognized
  on a cash basis                            ---          ---              ---
                                    ============= ============ ================

Note (3) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of September 30, 2001 are as follows:


                                                                  September 30, 2001

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ in thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Available for sale:

  U.S. Treasury                                  $ 6,247               305               ---              6,552
  U.S. Government
   agencies and
   corporations                                   23,230               136               ---             23,366
  State and political
   subdivisions                                   44,147             1,285                20             45,412
  Mortgage-backed
   securities                                     11,884               328                 9             12,203
  Corporate debt
   securities                                     11,539               225                51             11,713
  Federal Reserve Bank stock                         209               ---               ---                209
  Federal Home Loan
   Bank stock                                      1,411               ---               ---              1,411
  Other securities                                 1,196               155               ---              1,351
                                        ----------------- ----------------- ----------------- ------------------

     Total securities
      available for sale                        $ 99,863             2,434                80            102,217
                                        ================= ================= ================= ==================

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of September 30, 2001 are as follows:



                                                                  September 30, 2001

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ in thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Held to Maturity:

  U.S. Government
   agencies and
   corporations                                  $17,494               124                 7             17,611
  State and political
   subdivisions                                   38,150               933                30             39,053
  Mortgage-backed
   securities                                      7,733               150               ---              7,883
  Corporate securities                            22,833               846                48             23,631
                                        ----------------- ----------------- ----------------- ------------------

     Total securities
      held to maturity                           $86,210             2,053                85             88,178
                                        ================= ================= ================= ==================

Note (4) Restrictions on Dividend Payments and Capital Requirements

        Bankshares' and its subsidiaries' actual regulatory capital amounts and ratios are also presented in the following tables:

                                                                                             To Be Well
                                                                                         Capitalized Under
                                                                For Capital              Prompt Corrective
                                                             Adequacy Purposes           Action Provisions
($ in thousands)                 Amount        Ratio        Amount        Ratio         Amount        Ratio
                               ------------ ------------ ------------- ------------- ------------- -------------
September 30, 2001:
  Total capital(1)
  Bankshares
   Consolidated                    $56,252        12.7%        35,406          8.0%        N/A           N/A
  NBB                               30,869        12.1%        20,388          8.0%        25,485         10.0%
  BTC                               22,066        11.9%        14,833          8.0%        18,541         10.0%
  Tier I capital(1)
  Bankshares
   Consolidated                    $52,129        11.8%        17,703          4.0%        N/A           N/A
  NBB                               28,347        11.1%        10,194          4.0%        15,291          6.0%
  BTC                               20,465        11.0%         7,416          4.0%        11,124          6.0%
  Tier I capital(2)
  Bankshares
   Consolidated                    $52,129         8.3%        25,278          4.0%        N/A           N/A
  NBB                               28,347         8.2%        13,775          4.0%        17,219          5.0%
  BTC                               20,465         7.3%        11,257          4.0%        14,072          5.0%

(1)     To Risk Weighted Assets
(2)     To Average Assets


        Substantially all of Bankshares' retained earnings are undistributed earnings of its banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank's retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At September 30, 2001, retained net income from the Company's NBB affiliate which was free of such restriction amounted to approximately $3,539.

        At present, no dividends are available from the Company's BTC affiliate without prior regulatory approval. BTC remains well capitalized and management does not believe that such approvals will be withheld, as dividends have been paid to NBI in the past.

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

                   National Bankshares, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations (In thousands, except for per share data)

        The purpose of this discussion is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Earnings for the nine months ended September 30, 2001 may not be indicative of annualized earnings for 2001. Reference should be made to the financial statements and other information included in this report as well as the 2000 Annual Report and Form 10-K for an understanding of the following discussion and analysis.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

Analysis of Financial Condition and Results of Operations for the Nine Months Ended September 30, 2001
        Net income for the nine months ended September 30 2001 was $5,207, which represents a decline of $265 or 4.8% when compared to the same period in 2000. The annualized return on average assets for the nine months ended September 30, 2001 was 1.10% and 1.51% for September 30, 2000. The annualized return on average equity was 11.13% for the period ended September 30, 2001 and 13.33% for September 30, 2000.

        Earnings per share for the period ended September 30, 2001 was $1.48 and $1.56 in 2000 for the same period.



Net Interest Income

        Net interest income at the end of the third quarter of 2001 was $16,631, an increase of $1,625 or 10.8%. Interest income increased $6,793, or 24.5%, when the period ended September 30, 2001 and 2000 are compared. Interest expense increased $5,168, or 40.7%, when the two periods are compared. The yield on earning assets was 8.02%, decreasing 33 basis points from September 30, 2000. The cost to fund earning assets for the period ended September 30, 2001 was 4.00% or a 30 basis point increase from the same period in 2000.

        The underlying cause of these results was the rising interest rate environment that existed until January 2001. During the year 2000 rates remained high and negatively affected loan growth while at the same time, deposit costs were steadily increasing. Acquisition activity also played a role in the decline. During the period from September 30, 2000 to September 30, 2001 the Company acquired seven branches divested from other banks. This involved approximately $128,000 in new deposits.

        While assumption of the interest expense on these deposits was immediate, it was not possible to channel the new funds into the loan portfolio due to economic conditions. Surplus funds, instead, were placed in the lower yielding investment portfolio. Accordingly, interest expense grew at a faster rate than interest income. (For additional comments see the quarterly discussion.)

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

        The ratio of the allowance for loan losses to loans net of unearned income was 1.05% at September 30, 2001 which, compares to 1.18% at September 30, 2000. The provision for the first nine months of 2001 was $1,041 up $44 over the same period the prior year.

Noninterest Income

        Noninterest income is an important source of the Company's income. This category is comprised of service charges on deposit accounts, other service charges and fees, credit card fees, trust income and other income. Net securities gains and losses are also included in this category.

        Noninterest income for the period ended September 30, 2001 was $3,803, an increase of $940 or 32.8%. All categories except realized gains/losses on securities experienced increases when the period ended September 30, 2001 and September 30, 2000 are compared.

        Service charges on deposit accounts increased $455, accounting for 48.4% of the total increase in noninterest income. This increase was primarily due to an increase in volume caused by the acquisition of six branches in mid-November 2000 and to a single branch acquisition in March 2001.

               Credit card fees increased $157 and 20.7%. This increase was in part due to debit card income, which improved due to acquisition activity and the introduction of the debit card service at BTC.

        Trust income increased by 38.9% when compared to the first nine months of 2000. Trust income is dependent on market conditions as well as the types of accounts being handled at any given point in time. The level of estate business, for example, cannot be predicted with any degree of precision. So far, in 2001, there has been a higher level of estate activity.

        Realized securities gains/losses were $(26) for the quarter ended September 30, 2001. Included is the write-down of the Company's portion of two limited liability companies established for the sale of title insurance and insurance services.

Noninterest Expense

        Noninterest expense for the period ended September 30, 2001 was $12,522, an increase of $3,146 or 33.6%. The majority of the increase as described below was associated with acquisition activity.

        Salaries and employee benefits increased by $1,344 or 28.8% when the periods ended September 30, 2001 and 2000 are compared. This increase was largely due to the acquisition of six branches in mid-November 2000 and a seventh branch acquired in March of 2001. Routine merit increases also contributed to the increase.

        Occupancy expenses increased $342 when the third quarter of 2001 and 2000 are compared. The 36.5% increase was largely attributable to the branch acquisitions referred to above, which increased, depreciation expense, real estate taxes, insurance and other fixed asset costs.

        Data processing costs increased $309 or 43.8%. Maintenance costs, particularly on ATM's, increased as a result of the branch acquisitions.

        Credit card processing expense decreased $48 or 6.0%. This decline was due to a combination of a $156 nonrecurring loss experienced in 2000 and increased volume in 2001.

        Intangibles and goodwill amortization increased $560 or 491.0% as a result of the previously mentioned acquisition activity.

        Other operating costs increased $647 or 32.0% when the periods September 30, 2001 and 2000 are compared. The majority of these increases were caused by acquisition activities, which increased expenses such as stationery and supplies, telephone and courier services.

Balance Sheet

        Total assets at September 30, 2001 were $644,210, an increase of $50,713 or 8.5% over period end assets at December 31, 2000.

        Deposits purchased in a branch acquisition accounted for approximately $34,000 of the increase of $44,836, the remainder was due to aggressive deposit marketing activities.

Securities

        While securities available for sale declined by 17.4%, securities held to maturity increased $53,651 or 164.8%. This represents an investment of funds generated by the acquisition activity previously mentioned. A greater emphasis was placed on the held to maturity portfolio to moderate the fluctuations in unrealized gains and losses that generally accompany securities classified as available for sale

Loans

        Loans net of unearned income grew by $34,929 or 9.7%. Loans purchased in a branch acquisition accounted for the majority of the increase.

Fixed Assets

        The Company's investment in fixed assets decreased $51 when September 30, 2001 and December 31, 2000 are compared. The net decrease included the addition of fixed assets associated with a first quarter branch acquisition less depreciation expense.

Deposits

        Total deposits increased $44,836 or 8.4% when September 30, 2001 and December 21, 2000 are compared. Branch acquisition accounted for the majority of this increase.

        Noninterest bearing deposits grew by 16.7% with interest bearing demand deposits growing by 18.8%. Saving deposits increased by 15.0% and time deposits grew by 2.9%.

Daily Averages

        Daily averages for the major categories are as follows:

(000's)                                September 30, 2001    September 30,
                                                                 2000
                                       =================== ==================
Federal funds sold                            $16,793                3,422
FHLB deposits                                  13,394                7,953
Loans, net                                    375,538              301,836
Securities available for sale                 114,789              118,378
Securities held to maturity                    75,742               22,197
Total assets                                  633,032              482,966
Noninterest-bearing deposits                   65,534               55,178
Interest-bearing deposits                     501,982              360,862
Stockholders' equity                           62,546               54,679


Liquidity

        Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. Cash from operating activities was $6,781 primarily due to earnings. Cash used in investing activities totaled $44,795. Primary uses were purchases of securities held to maturity, loans purchased and interest-bearing deposits.

Capital Resources

        Total stockholders' equity increased by $5,816 from December 31, 2000 to September 30, 2001. Of that increase $2,128 was due to the change in unrealized gains and losses on securities available for sale. Net income of $5,207, offset by a dividend to shareholders of $1,511 accounted for the remainder of the increase. During the first nine months of 2001, 500 shares of the Company's common stock were repurchased at $16.25 per share.

Financial Services

      On April 9, 2001 National Bankshares Financial Services Inc., a wholly-owned subsidiary began offering non-deposit investment products and insurance products for sale to the public. NBFS is working with Bankers Insurance, LLC, a joint effort of Virginia banks originally sponsored by the Virginia Bankers Association. In another cooperative effort, NBFS is working with UVEST Financial Services Group, Inc. to offer investment services.

     It is anticipated that these ventures will ultimately result in new and substantial sources of noninterest income. Given the highly competitive commercial banking market, management believes that diversity in revenue sources will be critical to the ongoing success of the Company.

Acquisitions

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

Recent Accounting Pronouncements

        In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

        Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified as goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

        The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

Analysis of the Financial Condition and Results of Operations for the Three Months Ended September 30, 2001

        Net income for the three months ended September 30, 2001 was $1,910, an increase of $159 or 9.1% over the same period in 2000. The annualized return on average assets or the third quarter of 2001 was 1.18% as compared to the third quarter of 2000. The annualized return on average equity for the third quarter of 2001 was 11.84%. This compares to 12.42% for the same period in 2000.
        Basic earnings per share for the three months ended September 30,2001 was $0.54, an increase of $0.04 over the third quarter of 2000.

Net interest income

        Net interest income for the quarter ended September 30, 2001 was $5,751 or a 14.2% increase over the same quarter in 2000. During the first half of 2001 and continuing into the third quarter interest rates declined sharply. In the third quarter of 2001 total interest expense was $5,695 down $490 or 7.9% from the second quarter of 2001. At the same time total interest income declined by $236 or 2.0%. The net effect was to increase net interest income for the quarter by $254. Management expects that net interest income will show more improvement, provided that recent trends continue.


Provision for loan losses

        The provision for loan losses for the third quarter of 2001 was $377. This compares to $331 for the same period the prior year. During the third quarter of 2001 the Company made a provision to the allowance for loan losses in the amount of $377, up $45 from the second quarter. This increase was due primarily to loan growth and the need to maintain an adequate allowance.


Noninterest income

        Noninterest income for the third quarter of 2001 was $1,312,an increase of $336 over the period ending September 30, 2000. This increase was due in part to acquisition activity, expansion of debit card services and general increase in volume.


Noninterest expense

        Noninterest expense for the quarter ended September 30, 2001 was $4,176. This represents an increase of $885 or 26.9% when compared to the quarter ended September 30, 2000. Salaries and employee benefits were up $492, primarily due to acquisition activity, as was occupancy expense, which increased $120. Credit card expense was down $114. As previously discussed, the Company experienced a one time loss in the third quarter of 2000 which inflated expense for that period. Intangibles amortization expense was up $201, and the increase was directly attributable to acquisition activity. Other expense was up $128 over the third quarter of 2000. Acquisition activity was the primary cause of the increase.

Balance Sheet

        Total assets at September 30, 2001 were $644,210, which represents an increase of $145,313 or 29.1% over total assets at September 30, 2000. A comparison of selected quarterly average balance sheet categories follow.



($000)                             September 30, 2001    September 30, 2000  Percent change
                                   ------------------    ------------------  --------------
Federal funds sold                     $  9,234                103            8,865.0 %
Federal Home Loan Bank deposits          11,555             12,817                9.8 %
Securities available for sale           109,332            120,247               (9.1)%
Securities held to maturity              88,583             21,287              317.4 %
Loans net of unearned income and fees   387,997            313,196               23.9 %
Noninterest-bearing deposits             69,489             56,556               22.9 %
Interest-bearing deposits               507,744            367,228               38.3 %
Borrowed money                              276             10,174              (97.3)%
Stockholders' equity                     63,995             56,390               13.5 %

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Derivatives

        The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has investments in collateralized mortgage obligations, structured notes and other similar instruments that are included in securities available for sale and securities held to maturity. The fair value of these investments at September 30,2001 approximated $4,222.

Interest Rate Sensitivity

        The Company's securities and loans and its deposits are subject to interest rate risk. The Company's profitability in the near term may temporarily be affected, either positively by a falling interest rate scenario or negatively by a period of rising rates.

        The method of analysis presented in the following table has certain inherent shortcomings. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees and at different times to changes in market interest rates. In addition, loan prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those which appear on the table. The classification of securities as held to maturity or available for sale also affects rate sensitivity. Available for sale securities which may be sold can be used to adjust the Company's interest rate sensitivity position. Finally, call features in the investment portfolio can have a considerable effect. Since the call decision is dependent on interest rate levels at a future point in time, the ultimate effect on interest rate sensitivity cannot be precisely determined. A substantial number of bonds in the investment portfolio contain these features.

        At December 31, 2000 the Company reported its cumulative interest-sensitivity gap to be ($172,742) at twelve months. At September 30, 2001 the cumulative interest-sensitivity gap declined to ($213,482). This change was the result primarily of a Branch acquisition that closed in March 2001 and changes in the investment portfolio. The Company, however, remains liability sensitive to a large degree, which may prove to be advantageous in the current falling rate environment, but could have a negative impact should interest rates rise.

                   National Bankshares, Inc. and Subsidiaries
                                    Part II
                               Other Information

Items 1-3.     Legal Proceedings; Changes in Securities and Use of Proceeds;
                Defaults upon Senior Securities

               None for the three months ended September 30, 2001.

Item 4.        Submission of Matters to a Vote of Security Holders

               None for the three months ended September 30, 2001


Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K

               None

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            National Bankshares, Inc.
                                  (Registrant)





     Date:     11/13/01             /s/James G. Rakes
               ------------         --------------------------------------------
                                    James G. Rakes, Chairman
                                    President and Chief Executive Officer



     Date:     11/13/01             /s/J. Robert Buchanan
               --------------       --------------------------------------------
                                    J. Robert Buchanan, Treasurer
                                    (principal financial officer)