Form 10-K
period 2001-12-31
NATIONAL BANKSHARES INC
filed 2002-03-29
CIK 796534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended                       Commission file number
   December 31, 2001                                   O-15204

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

The aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 5, 2002 was $74,094,317. (In determining this amount, the registrant assumes that all of its Directors and principal Officers are affiliates. Such assumption shall not be deemed conclusive for any other purposes.)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at March 5, 2002
------------------------------                   ------------------------------
Common Stock, $2.50 Par Value                              3,511,377


                       DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrants' Annual Report to Stockholders for the year ended December 31, 2001, is incorporated by reference into Parts I and II of this report.

Selected information from the Registrant's Proxy Statement for the Annual Meeting to be held April 9, 2002 and filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.


                                      (This report contains 43 pages.)
                                (The Index of Exhibits are on pages 42 & 43.)

                                Table of Contents


                                                                            Page
Part I                                                                      ----

Item 1.      Business                                                        3
Item 2.      Properties                                                      31
Item 3.      Legal Proceedings                                               31
Item 4.      Submission of Matters to a Vote of
              Security Holders                                               31
             Executive Officers of the Registrant                            32
Part II

Item 5.      Market for Registrant's Common
              Equity and Related Stockholder
              Matters                                                        34
Item 6.      Selected Financial Data                                         34
Item 7.      Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                                  34
Item 7A.     Quantitative and Qualitative
              Disclosures About Market Risk                                  34
Item 8.      Financial Statements and
              Supplementary Data                                             36
Item 9.      Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                                           37
Part III

Item 10.     Directors and Executive Officers of
               the Registrant                                                37
Item 11.     Executive Compensation                                          37
Item 12.     Security Ownership of Certain
               Beneficial Owners and Management                              37
Item 13.     Certain Relationships and Related
               Transactions                                                  37
Part IV

Item 14.     Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K                            38

Signatures                                                                   41

Index to Exhibits                                                          42-43

                                     Part I


($ In Thousands Except Per Share Data)


Item 1.  Business.
-----------------

History and Business

  National Bankshares, Inc. (Bankshares) is a bank holding company organized under the laws of Virginia in 1986 and registered under the Bank Holding Company Act (BHCA). Bankshares conducts a good deal of its business operations through its wholly-owned bank subsidiaries, The National Bank of Blacksburg (NBB), Bank of Tazewell County (BTC) and through National Bankshares Financial Services, Inc. (NBFS) doing business as National Bankshares Investment Services and National Bankshares Financial Services, collectively referred to as "The Company".

The National Bank of Blacksburg

  The National Bank of Blacksburg was originally chartered as the Bank of Blacksburg in 1891. Its state charter was converted to a national charter in 1922 and it became The National Bank of Blacksburg. NBB operates a full-service banking business from its headquarters in Blacksburg, Virginia, and its thirteen area branch offices. NBB offers general retail and commercial banking services to individuals, businesses, local government units and institutional customers. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making real estate, commercial, revolving, consumer and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks, savings bond sales and utility payment services; and providing other miscellaneous services normally offered by commercial banks. NBB also conducts a general trust business. Through its trust operation, NBB offers a variety of personal and corporate trust services.

  NBB makes loans in all major loan categories, including commercial, commercial and residential real estate, construction and consumer loans.

  At December 31, 2001, NBB had total assets of $358,009. Total deposits at this date were $322,711. NBB's net income for 2001 was $4,765 which produced a return on average assets of 1.36% and a return on average stockholders' equity of 14.62%. Refer to footnote 11 of the Company's 2001 Annual Report to Stockholders for NBB's risk-based capital ratios.

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

  At December 31, 2001 BTC had total assets of $283,425. Total deposits at this same date were $254,060. BTC's net income for 2001 was $2,550 which produced a return on average assets of 0.90% and a return on average stockholders' equity of 9.21%. Refer to footnote 11 of the Company's 2001 Annual Report to Stockholders for BTC's risk-based capital ratios.

National Bankshares Financial Services

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

  The following table sets forth, for the three fiscal years ended December 31, 2001, 2000 and 1999 the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

                                                             Percentage of
Period                  Class of Service                     Total Revenues
------                  ----------------                     --------------
December 31, 2001       Interest and Fees on Loans               55.84%
                        Interest on Investments                  21.37%
December 31, 2000       Interest and Fees on Loans               66.74%
                        Interest on Investments                  21.22%
December 31, 1999       Interest and Fees on Loans               64.95%
                        Interest on Investments                  24.41%

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

  Giles County's primary employer is the Celanese Corp. plant, a manufacturer of the material from which cigarette filters are made. Employment at this plant has remained relatively stable over the past several years.

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

  The City of Galax is located in the Virginia-North Carolina furniture-manufacturing region. Three furniture companies, Vaughan Bassett Furniture Company, Vaughan Furniture Company, Inc. and Webb Furniture Company together employ the largest percentage of the area's work force. The Galax economy is stable, but furniture manufacturing has been negatively affected in the recent economic downturn.

  Several other small manufacturing concerns are located in Montgomery, Giles and Pulaski Counties and in the City of Galax. These concerns manufacture diverse products and are not dependent on one sector of the economy. Agriculture and tourism are also important to the region, especially in Giles County and in the area near Galax.

  Since 1988, Montgomery County has developed into a regional retail center, with the construction of several large shopping areas. Two area hospitals, each of which are affiliated with different large health care systems, have constructed additional facilities attracting health care providers to Montgomery County, making it a center for basic health care services. VPI & SU's Corporate Research Center has brought small high tech companies to Blacksburg, and further expansion is planned.

  NBB's primary market area offers the advantages of a good quality of life, scenic beauty, moderate climate and the cultural attractions of two major universities. The region has marketed itself as a retirement destination, and it has had some recent success attracting retirees, particularly from the Northeast and urban Northern Virginia. These marketing efforts are expected to continue.

Bank of Tazewell County Market Area

  Most of BTC's business originates from Tazewell County, Virginia and Mercer County, West Virginia. This includes the towns of Tazewell, Richlands and Bluefield, Virginia and Bluefield, West Virginia. BTC has also recently added offices located in the Towns of Wytheville, Marion and Abingdon located in Wythe, Smyth and Washington Counties, Virginia, respectively. BTC's primary market area has largely depended on the coal mining industry and farming for its economic base. In recent years, coal companies have mechanized reducing the number of individuals required for the production of coal. However, there are still a number of support industries for the coal mining business that continue to provide employment in the area. Additionally, several new businesses have been established in the area, and Bluefield, West Virginia has emerged as a regional medical center. Real estate values remain stable and comparable to other areas in southwest Virginia. BTC's expanded market areas in Wythe, Smyth and Washington Counties have a diverse economic base, with manufacturing, agriculture, education and service industries all represented.

Competition

  The banking and financial service business in Virginia, generally, and in NBB's and BTC's market areas specifically, is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and new competition from non-traditional financial services. The Company's bank subsidiaries compete for loans and deposits with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than NBB and BTC. In order to compete, NBB and BTC rely upon service-based business philosophies, personal relationships with customers, specialized services tailored to meet customers' needs and the convenience of office locations. In addition, the banks are generally competitive with other financial institutions in their market areas with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

Registrant's Organization and Employment

  Bankshares, NBB, BTC and NBFS are organized in a holding company/subsidiary structure. Until January 1, 2002, Bankshares had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. Until January 1, 2002, all compensation paid to Bankshares officers was paid by the subsidiary banks, except for fees paid to Chairman, President and Chief Executive Officer James G. Rakes and to Corporate Officer Cameron L. Forrester for their service as directors of the Company. On January 1, 2002, several administrative functions that serve multiple subsidiaries were moved to the holding company level. These functions include audit, compliance, loan review and human resources. Employees performing these functions who were formerly employed at the bank level will now be employed at the holding company level.

  At December 31, 2001, NBB employed 140 full time equivalent employees at its main office, operations center and branch offices. BTC at December 31, 2001 employed 102 full time equivalent employees in its various offices and operational areas.

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

  The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the GLBA), enacted on November 12, 1999, broadly rewrote financial services legislation. The GLBA permits significant combinations among different sectors of the financial services industry; allows for significant expansion of financial service activities by Bank holding companies and provides for a regulatory framework by various governmental authorities responsible for different financial activities; and offers certain financial privacy protections to consumers. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act and, by amending the Bank Holding Companies, the GLBA added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. The GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. The GLBA permits affiliations between banks and securities firms within the same holding company structure, and the Act permits financial holding companies to directly engage in a broad range of securities and merchant banking activities.

  The Gramm-Leach-Bliley Act has and will lead to important changes in the manner in which financial services are delivered in the United States. Bank holding companies and their subsidiary banks are able to offer a much broader array of financial services; however, there is greater competition in all sectors of the financial services market.

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

  Community Reinvestment Act. NBB and BTC are subject to the provisions of the Community Reinvestment Act of 1977 (the CRA), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community served by the bank, including low and moderate-income neighborhoods. Under the implementing CRA regulations, banks have the option of being assessed for CRA compliance under one of several methods. Small banks are evaluated differently than larger banks and technically are not subject to some data collection requirements. The focus of the regulations is on the volume and distribution of a bank's loans, with particular emphasis on lending activity in low and moderate-income areas and to low and moderate-income persons. The regulations place substantial importance on a bank's product delivery system, particularly branch locations. The regulations require banks, other than small banks, to comply with significant data collection requirements. The regulatory agency's assessment of the bank's record is made available to the public. Further, this assessment is required for any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge, consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. It is likely that banks' compliance with the CRA, as well as other fair lending laws, will face ongoing government scrutiny and that costs associated with compliance will continue to increase.

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

  National banks, like NBB, are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located. Under current Virginia law, NBB may open branch offices throughout Virginia with the prior approval of the OCC. In addition, with prior approval of the OCC, NBB can acquire existing banking operations in Virginia. As a state bank, BTC is subject to Virginia state branching laws. With BFI and Federal Reserve Bank approval, BTC is able to acquire existing banking operations in the state.

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

  In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 capital to total average assets less intangibles) guidelines that are applicable to Bankshares and BTC. The OCC has adopted similar regulations applicable to NBB. These guidelines provide for a minimum ratio of 4.0% for banks that meet certain specified criteria, including that they have the highest regulatory CAMELS rating and are not anticipating or experiencing significant growth and have well-diversified risk. All other banks will be required to maintain an additional cushion of at least 100 to 200 basis points, based upon their particular circumstances and risk profiles. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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


($ in thousands)
                                                                  December 31,
                                                   --------------------------------------------
Assets                                                     2001          2000           1999
===============================================================================================
Cash and due from banks                                   $10,221       $11,355        $12,820
Interest - bearing deposits                                10,986        10,683          5,263
Federal funds sold                                         18,419         6,149          2,926
Securities available for sale:
   Taxable                                                 69,486        87,813         95,979
   Nontaxable                                              40,196        31,302         29,286
Securities held to maturity:
   Taxable                                                 46,043         9,029          8,940
   Nontaxable                                              33,084        14,542         17,219
Mortgage loans held for sale                                  808           519            709
Loans, net                                                376,958       310,624        266,431
Other assets                                               29,491        18,365         14,616
                                                   --------------------------------------------
     Total assets                                        $635,692      $500,381       $454,189
===============================================================================================


Liabilities and Stockholders' Equity
===============================================================================================
Noninterest-bearing demand
 Deposits                                                 $66,793       $56,709        $55,700
Interest-bearing demand deposits                          116,529        85,713         85,284
Savings deposits                                           47,175        43,138         46,792
Time deposits                                             338,642       248,113        203,807
                                                   --------------------------------------------
     Total deposits                                      $569,139      $433,673       $391,583
Short-term borrowings                                         295         9,011          4,228
Other liabilities                                           2,798         2,015          2,182
                                                   --------------------------------------------
   Total liabilities                                     $572,232      $444,699       $397,993
Stockholders' equity                                       63,460        55,682         56,196
                                                   --------------------------------------------
   Total liabilities and
    Stockholders' equity                                 $635,692      $500,381       $454,189
===============================================================================================

B.       Analysis of Net Interest Earnings
         The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest-earning assets for the years indicated.


                         -------------------------------   -----------------------------    -------------------------------
                               December 31, 2001                  December 31, 2000                 December 31, 1999
                         -------------------------------   -----------------------------    -------------------------------
                                                Average                          Average                           Average
                          Average                Yield/     Average               Yield/     Average                Yield/
($ in thousands)          Balance    Interest     Rate      Balance    Interest    Rate      Balance    Interest     Rate
                         -------------------------------   ------------------------------   -------------------------------

Interest-earning
 Assets:
Loans, net (1)(2)(3)     $381,778    $33,584      8.80%     $314,685   $28,454     9.04%     $267,140    $24,244     9.08%
Taxable securities        115,529      7,501      6.56%       96,842     6,760     6.98%      104,919      6,820     6.50%
Nontaxable
 Securities (1)            73,280      5,091      6.49%       45,844     3,420     7.46%       46,505      3,414     7.34%
Federal funds sold         18,419        652      3.54%        6,149       338     5.50%        2,926        170     5.81%
Interest bearing
 Deposits                  10,986        577      5.25%       10,683       689     6.45%        5,263        269     5.11%
                         -------------------------------   ------------------------------   -------------------------------
Total interest-
 Earning assets          $599,992    $47,405      7.90%     $474,203   $39,661     8.36%     $426,753    $34,917     8.18%
                         ===============================   ==============================   ===============================
Interest-bearing
 Liabilities:
Interest-bearing
 Demand deposits         $116,529     $2,518      2.16%      $85,713    $2,243     2.62%      $85,284     $2,129     2.50%
Savings deposits           47,175        919      1.95%       43,138     1,135     2.63%       46,792      1,212     2.59%
Time deposits             338,642     19,326      5.71%      248,113    14,157     5.71%      203,807     10,630     5.22%
Short-term
 Borrowings                   295          8      2.71%        1,727       118     6.83%        4,228        232     5.49%
Long-term debt                ---        ---        ---        7,284       510     7.00%          ---        ---       ---
                         -------------------------------   ------------------------------   -------------------------------
Total interest-
 Bearing liabilities     $502,641    $22,771      4.53%     $385,975   $18,163     4.71%     $340,111    $14,203     4.18%
                         ===============================   ==============================   ===============================
Net interest income
 and interest rate
 spread                              $24,634      3.37%                $21,498     3.66%                 $20,714     4.00%
                         ================================================================   ===============================
Net yield on average
 Interest-earning
 Assets                                           4.11%                            4.53%                             4.85%
                         ==================================================================================================

(1) Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 34%.
(2) Loan fees of $608 in 2001, $381 in 2000 and $680 in 1999 are included in total interest income.
(3) Nonaccrual loans are included in average balances for yield computations.

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


                                    ==============================================================================================
                                                    2001 Over 2000                                 2000 Over 1999
                                    ----------------------------------------------------------------------------------------------
                                            Changes Due To                                 Changes Due To
                                    -----------------------------                  -----------------------------
                                                                     Net Dollar                                     Net Dollar
($ in thousands)                       Rates(2)       Volume(2)        Change         Rates(2)       Volume(2)        Change
===================================================================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

Interest income:(1)
  Loans                                 $(791)         $5,921          $5,130           $(89)         $4,299          $4,210
  Taxable securities                     (430)          1,171             741            485            (545)            (60)
  Nontaxable securities                  (249)          1,920           1,671             55             (49)              6
  Federal funds sold                     (157)            471             314            (10)            178             168
  Interest bearing deposits              (131)             19            (112)            85             335             420

-----------------------------------------------------------------------------------------------------------------------------------
Increase(decrease) in
 income on interest-
 earning assets                       $(1,758)         $9,502          $7,744           $526          $4,218          $4,744
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest-bearing demand
   deposits                             $(437)           $712            $275           $103             $11            $114
  Savings deposits                       (315)             99            (216)            19             (96)            (77)
  Time deposits                             3           5,166           5,169          1,065           2,462           3,527
  Short-term borrowings                   (46)            (64)           (110)            47            (161)           (114)
  Long-Term Borrowings                    ---            (510)           (510)           ---             510             510

-----------------------------------------------------------------------------------------------------------------------------------
Increase(decrease) in
 expense of interest-
 bearing liabilities                    $(795)         $5,403          $4,608         $1,234          $2,726          $3,960
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
 interest income                        $(963)         $4,099          $3,136          $(708)         $1,492            $784
===================================================================================================================================



(1)      Taxable equivalent basis using a Federal income tax rate of 34%.
(2) Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

 II.     Investment Portfolio

         A.     Book Value of Investments
                The amortized costs and fair values of securities available for sale as of December 31, 2001, 2000 and 1999 were as follows:

                                                  =============================================================
                                                                              December 31,
                                                  --------------------------------------------------------------------------------
                                                  --------------------------------------------------------------------------------
                                                              2001                      2000                       1999
                                                  --------------------------------------------------------------------------------
                                                     Amortized       Fair      Amortized      Fair      Amortized       Fair
($ in thousands)                                       Costs        Values       Costs       Values       Costs        Values
==================================================================================================================================
----------------------------------------------------------------------------------------------------------------------------------
Available for sale:
 U.S. Treasury                                         $6,248     $ 6,490        $6,246     $ 6,331      $ 6,244       $ 6,164
 U.S. Government agencies and
  corporations                                          5,340       5,375        54,815      54,034       50,373        47,498
 States and political subdivisions                     51,030      51,189        35,456      35,606       32,903        31,617
 Mortgage-backed securities (1)                        13,178      13,415        11,818      11,776       13,464        13,176
 Corporate debt securities                              9,066       9,093        14,341      14,058       14,349        13,646
 Federal Home Loan Bank stock                           1,411       1,411         1,329       1,329        1,329         1,329
 Federal Reserve Bank stock                               209         209           209         209          247           247
 Other securities                                       1,328       1,485           442         442          168           168
                                                     -----------------------------------------------------------------------------
    Total securities available for sale               $87,810     $88,667      $124,656    $123,785     $119,077      $113,845
==================================================================================================================================

                The amortized costs of securities held to maturity as of December 31, 2001, 2000 and 1999 were as follows:

                                                     ================================================
                                                                         December 31,
                                                     ------------------------------------------------
                                                     ------------------------------------------------
($ in thousands)                                         2001               2000            1999
=====================================================================================================
-----------------------------------------------------------------------------------------------------
Held to maturity:
 U.S. Treasury                                           $ ---              $ ---           $ 500
 U.S. Government agencies and corporations              17,025              8,500           5,500
 States and political subdivisions                      49,230             17,288          17,283
 Mortgage-backed securities (1)                         13,723                288             364
 Corporate                                              22,831              6,483             ---
                                                     ------------------------------------------------
    Total securities held to maturity                $ 102,809           $ 32,559         $ 3,647
=====================================================================================================

                (1) The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2001 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Financial Institution Examination Council's (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and price sensitivity which are the primary risks associated with this type of security. Such tests are usually subject to regulatory review.

                       Except for U.S. Government securities, the Company has no
                securities with any issuer that exceeds 10% of stockholders' equity.

B.       Maturities and Associated Yields
         The following table presents the maturities for those securities available for sale and held to maturity as of December 31, 2001 and weighted average yield for each range of maturities.

                                            ====================================================================================
                                                                            Maturities and Yields
                                                                              December 31, 2001
                                            ------------------------------------------------------------------------------------
($ in thousands except for % data)            < 1 Year      1-5 Years     5-10 Years     > 10 Years      None          Total
================================================================================================================================
Available for Sale
------------------
U.S. Treasury                                  $2,553        $3,937           ---            ---          ---         $6,490
                                                 6.23%         5.73%          ---            ---          ---           5.93%
--------------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                          ---         1,534         2,949            892          ---          5,375
                                                  ---          7.43%         7.01%          6.52%         ---           7.05%
--------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                        ---           ---         2,133         11,282          ---         13,415
                                                  ---           ---          3.92%          6.68%         ---           6.24%
--------------------------------------------------------------------------------------------------------------------------------
States and Political                              ---         1,684           ---          1,285          ---          2,969
 Subdivision - taxable                            ---          7.15%          ---           7.77%         ---           7.42%
--------------------------------------------------------------------------------------------------------------------------------
States and Political Subdivision                  921         8,706        17,981         20,612          ---         48,220
 - nontaxable(1)                                 7.12%         6.82%         6.32%          6.50%         ---           6.50%
--------------------------------------------------------------------------------------------------------------------------------
Corporate                                         ---         4,168         2,931          1,994          ---          9,093
                                                  ---          6.74%         6.55%          6.59%         ---           6.65%
--------------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank stock                      ---           ---           ---            ---        1,411          1,411
                                                  ---           ---           ---            ---         5.75%          5.75%
--------------------------------------------------------------------------------------------------------------------------------
Federal Reserve Bank stock                        ---           ---           ---            ---          209            209
                                                  ---           ---           ---            ---         6.00%          6.00%
--------------------------------------------------------------------------------------------------------------------------------
Other securities                                   18           ---           ---            ---        1,467          1,485
                                                 2.03%          ---           ---            ---         6.00%          5.95%
--------------------------------------------------------------------------------------------------------------------------------
Total                                           3,492        20,029        25,994         36,065        3,087         88,667
                                                 6.44%         6.66%         6.23%          6.61%        3.04%          6.38%
--------------------------------------------------------------------------------------------------------------------------------
Held to Maturity
----------------
U.S. Treasury                                     ---           ---           ---            ---          ---            ---
                                                  ---           ---           ---            ---          ---            ---
--------------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                          ---         3,000        10,030          3,995          ---         17,025
                                                  ---          5.84%         5.17%          6.90%         ---           5.69%
--------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                          1            28            52         13,642          ---         13,723
                                                 9.00%         7.80%         7.98%          6.00%         ---           6.01%
--------------------------------------------------------------------------------------------------------------------------------
States and Political                              165         1,057           690            ---          ---          1,912
 Subdivision - taxable                           6.88%         7.05%         5.99%           ---          ---           6.65%
--------------------------------------------------------------------------------------------------------------------------------
States and Political                            2,426         5,308        18,625         20,959          ---         47,318
 Subdivision - nontaxable                        6.78%         7.08%         6.17%          6.34%         ---           6.38%
--------------------------------------------------------------------------------------------------------------------------------
Corporate                                         ---        11,488        11,343            ---          ---         22,831
                                                  ---          6.83%         6.80%           ---          ---           6.82%
--------------------------------------------------------------------------------------------------------------------------------
Other securities                                  ---           ---           ---            ---          ---            ---
                                                  ---           ---           ---            ---          ---            ---
--------------------------------------------------------------------------------------------------------------------------------
Total                                          $2,592       $20,881       $40,740        $38,596          ---       $102,809
                                                 6.78%         6.77%         6.10%          6.28%         ---           6.32%
================================================================================================================================

(1)      Rates shown represent weighted average yield on a fully taxable basis.

III.    Loan Portfolio

        The Company concentrates its lending activities in commercial and industrial loans, real estate mortgage loans, both residential and business, and loans to individuals. The following tables set forth (i) a comparison of the Company's loan portfolio by major category of loans as of the dates indicated and (ii) the maturities and interest rate sensitivity of the loan portfolio at December 31, 2001.

        A.     Types of Loans

                                     ==============================================================
                                                              December 31,
                                     --------------------------------------------------------------
($ in thousands)                         2001        2000        1999        1998        1997
===================================================================================================
Commercial and industrial
  loans                                $189,764    $163,929    $149,386    $110,509     $101,379

Real estate mortgage
  loans                                  77,339      71,163      58,829      48,724       42,969

Real estate construction
  loans                                  19,573      16,726      14,669      12,827        8,510

Loans to individuals                    113,413     110,176      73,825      69,493       66,635
                                     --------------------------------------------------------------
 Total loans                           $400,089    $361,994    $296,709    $241,553     $219,493

Less unearned income and
  deferred fees                          (1,775)     (2,313)     (1,916)     (2,296)      (2,503)
                                     --------------------------------------------------------------
 Total loans, net of
  unearned income                      $398,314    $359,681    $294,793    $239,257     $216,990

Less allowance for loans
  losses                                 (4,272)     (3,886)     (3,231)     (2,679)      (2,438)
                                     --------------------------------------------------------------
 Total loans, net                      $394,042    $355,795    $291,562    $236,578     $214,552
===================================================================================================

        B.     Maturities and Interest Rate Sensitivities

                                        =============================================================
                                                             December 31, 2001
                                        -------------- --------------- -------------- ---------------
                                                                            After
($ in thousands)                            <1 Year       1-5 Years        5 Years         Total
======================================= ============== =============== ============== ===============
Commercial and
 industrial                                   $50,286         $83,466        $56,012        $189,764
Real estate
 construction                                  19,573             ---            ---          19,573
Less loans with
 predetermined interest                        28,219          39,407         55,544         123,170
 rates
                                        -------------- --------------- -------------- ---------------
Loans with adjustable
 rates                                        $41,640         $44,059           $468         $86,167
======================================= ============== =============== ============== ===============

        C.     Risk Elements

               1.     Nonaccrual, Past Due and Restructured Loans
                      The following table presents aggregate amounts for nonaccrual loans, restructured loans, other real estate owned, net and accruing loans which are contractually past due ninety days or more as to interest or principal payments.

                                               ======================================================
                                                                   December 31,
                                               ------------------------------------------------------
($ in thousands)                                 2001       2000      1999       1998       1997
-----------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial and industrial                    $  175     $   65     $  65     $  ---      $   55
  Real estate mortgage                             11          5        33         28          32
  Real estate construction                        ---        ---       ---        ---         ---
  Loans to individuals                            168         18        53        ---         ---
-----------------------------------------------------------------------------------------------------
                                               $  354     $   88     $ 151     $   28      $   87
-----------------------------------------------------------------------------------------------------
Restructured loans:
  Commercial and industrial                       ---        ---        40        ---         ---
-----------------------------------------------------------------------------------------------------
Total nonperforming loans                      $  354     $   88     $ 191     $   28      $   87
Other real estate owned, net                      211        540       447        628         421
-----------------------------------------------------------------------------------------------------
Total nonperforming assets                     $  565     $  628     $ 638     $  656      $  508
                                               ======================================================
-----------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more:
  Commercial and industrial
  Real estate mortgage                         $  303     $  242     $  99     $  186      $   82
  Real estate construction                        277        664       704        160         358
  Loans to individuals                            ---        ---       ---        ---         ---
                                                  400        415       274        204         232
-----------------------------------------------------------------------------------------------------
                                               $  980     $1,321    $1,077     $  550      $  672
=====================================================================================================

                      The effect of nonaccrual and restructured loans on interest income is presented below:

                                =====================================
($ in thousands)                   2001        2000         1999
=====================================================================
Scheduled interest:
  Nonaccrual loans              $    37     $    11     $    13
  Restructured loans                ---         ---         ---
                                -------------------------------------
     Total scheduled interest   $    37     $    11     $    13
                                -------------------------------------
Recorded interest:
  Nonaccrual loans              $     7     $   ---     $   ---
  Restructured loans                ---         ---         ---
                                -------------------------------------
     Total recorded interest    $     7     $   ---     $   ---
=====================================================================

                      Interest is recognized on the cash basis for all loans carried in nonaccrual status. Loans generally are placed in nonaccrual status when the collection of principal or interest is ninety days or more past due, unless the obligation is both well-secured and in the process of collection.

               2.     Potential Problem Loans

                      At December 31, 2001, management was unaware of any potential problem loans other than those presented in the table above.

               3.     Foreign Outstandings

                      At December 31, 2001, 2000 and 1999, there were no foreign outstandings.

               4.     Loan Concentrations

                      The Company does a general banking business, serving the commercial, agricultural and personal banking needs of its customers. NBB's trade territory consists of the northern portion of Montgomery County, all of Giles County, all of Pulaski County, the City of Radford, the City of Galax and adjacent portions of Carroll and Grayson Counties, Virginia. NBB's operating results are closely correlated with the economic trends within this area which are, in turn, influenced by the area's three largest employers, Virginia Polytechnic Institute and State University, Montgomery County Schools and Celco. Other industries include a wide variety of manufacturing, retail and service concerns. Much of BTC's business originates from the communities of Tazewell and Bluefield and other communities in Tazewell County, Virginia and in Mercer County, West Virginia. BTC also serves the counties of Wythe, Smyth and Washington in Virginia. BTC's primary service area has largely depended on the coal mining industry and farming for its economic base. In recent years, coal companies have mechanized and reduced the number of persons engaged in the production of coal. There are still a number of support industries for the coal mining business that continue to provide employment in the area. Additionally, several new businesses have been established in the area and Bluefield, West Virginia has emerged as a regional medical center. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of these areas.

                      At December 31, 2001 and 2000, approximately $177 million and $151 million, respectively, of the loan portfolio were concentrated in commercial real estate. This represents approximately 44% and 42% of the loan portfolio at December 31, 2001 and 2000, respectively. Included in commercial real estate at December 31, 2001 and 2000 was approximately $101 million and $84 million, respectively, in loans for college housing and professional office buildings. Loans secured by residential real estate were approximately $119 million and $110 million at December 31, 2001 and 2000, respectively. This represents approximately 30% and 31% of the loan portfolio at December 31, 2001 and 2000, respectively. Loans secured by automobiles were approximately $32 million and $36 million at December 31, 2001 and 2000, respectively. This represents approximately 8% of the loan portfolio at December 31, 2001 and 10% at December 31, 2000.

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

 IV.     Summary of Loan Loss Experience

         A.     Analysis of the Allowance for Loan Losses
                The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

                                            ============================================================================
                                                                           December 31,
                                            ----------------------------------------------------------------------------
($ in thousands)                               2001           2000            1999           1998           1997
========================================================================================================================
Average net loans outstanding               $ 376,958      $ 310,624       $ 266,431      $ 225,613      $ 204,540
                                            ============================================================================
------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                $   3,886      $   3,231       $   2,679      $     438      $   2,575

Charge-offs:
 Commercial and industrial loans                  141             55             185             32            257
 Real estate mortgage loans                        32            ---              33             80            ---
 Real estate construction loans                   ---            ---             ---            ---            ---
 Loans to individuals                             955            715             760            526            422
                                            ----------------------------------------------------------------------------
 Total loans charged off                    $   1,128      $     770       $     978      $     638      $     679
                                            ----------------------------------------------------------------------------
Recoveries:
 Commercial and industrial loans                    8              3              51            ---             70
 Real estate mortgage loans                       ---            ---               1              2            ---
 Real estate construction loans                   ---            ---             ---            190            ---
 Loans to individuals                              98             93              78             63             37
                                            ----------------------------------------------------------------------------
 Total recoveries                           $     106      $      96       $     130      $     255      $     107
                                            ----------------------------------------------------------------------------
Net loans charged off                           1,022            674             848            383            572
                                            ----------------------------------------------------------------------------
Additions charged to operations                 1,408          1,329           1,400            624            435
                                            ----------------------------------------------------------------------------
Balance at end of year                      $   4,272      $   3,886       $   3,231      $   2,679      $   2,438
                                            ============================================================================
------------------------------------------------------------------------------------------------------------------------
Net charge-offs to average net loans
 Outstanding                                     0.27%          0.21%           0.32%          0.17%          0.28%
=========================================================================================================================


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

 B.      Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

            ========================================================================================================================
                                                                                December 31,
            ------------------------------------------------------------------------------------------------------------------------
                     2001                     2000                    1999                    1998                   1997
            ------------------------------------------------------------------------------------------------------------------------

                           Percent                 Percent                 Percent                 Percent                 Percent
                             of                      of                      of                      of                      of
                          Loans in                Loans in                Loans in                Loans in                Loans in
                            Each                    Each                    Each                    Each                    Each
 ($ in        Allowance  Category to  Allowance  Category to  Allowance  Category to  Allowance  Category to  Allowance  Category to
  thousands)   Amount    Total Loans    Amount   Total Loans   Amount    Total Loans   Amount    Total Loans   Amount    Total Loans
====================================================================================================================================
Commercial
 and
 industrial
 loans          $557       47.43%       $ 255       45.29%     $ 555       50.35%      $ 222        45.75%      $ 213       46.18%
------------------------------------------------------------------------------------------------------------------------------------
Real estate
 mortgage
 loans            50       19.33%         120       19.66%       119       19.83%         73        20.17%         67       19.58%
------------------------------------------------------------------------------------------------------------------------------------
Real estate
 construction
 loans           ---        4.89%         ---        4.62%       ---        4.94%        ---         5.31%        ---        3.88%
------------------------------------------------------------------------------------------------------------------------------------
Loans to
 individuals   2,909       28.35%       1,709       30.43%       978       24.88%        497        28.77%        416       30.36%
------------------------------------------------------------------------------------------------------------------------------------
Unallocated      756                    1,802                  1,579                   1,887                    1,742
------------------------------------------------------------------------------------------------------------------------------------
              $4,272      100.00%     $ 3,886      100.00%   $ 3,231      100.00%    $ 2,679       100.00%    $ 2,438      100.00%
            ========================================================================================================================

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

  As a part of this process, loans are grouped into principally two classes. The first involves loans that are individually reviewed and direct allocations made based on collateral values, financial statements of the borrower, their cash flow capabilities to repay, and other documentation. In addition, an estimate is made for losses inherent to this portfolio.

  The second class includes pools of loans. Allocations from this analysis are derived and based on historical loss averages.

  The unallocated portion of the allowance for loan losses is the residual amount after allocation to the above classes.

  As previously stated, adequacy of the allowance for loan losses is subject to periodic regulatory review. These reviews cover the allocation process and overall adequacy of the allowance for loan losses. Regulatory authorities at their discretion may set minimum levels for the allowance and/or require the charge-off of loans as a result of their examination. This independent grading process by regulators serves as a standard to gauge the effectiveness of the internal credit review.

V.      Deposits

        A.     Average Amounts of Deposits and Average Rates Paid

               Average amounts and average rates paid on deposit categories in excess of 10% of average total deposits are presented below:

                     =======================================================================
                                                  December 31,
                     -----------------------------------------------------------------------
                              2001                    2000                   1999
                     -----------------------------------------------------------------------
                                   Average                Average                 Average
                       Average      Rates      Average     Rates      Average      Rates
 ($ in thousands)      Amounts       Paid      Amounts      Paid      Amounts       Paid
--------------------------------------------------------------------------------------------
Noninterest-bearing
 demand deposits      $ 66,793       ---     $ 56,709       ---      $55,700        ---

Interest-bearing
 demand deposits       116,529      2.16%      85,713      2.62%      85,284       2.50%

Savings deposits        47,175      1.95%      43,138      2.63%      46,792       2.59%

Time deposits          338,642      5.71%     248,113      5.71%     203,807       5.22%

--------------------------------------------------------------------------------------------
Average total
 deposits             $569,139      4.53%    $433,673      4.64%    $391,583       4.16%
============================================================================================


        B.     Time Deposits of $100,000 or More

               The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:

                                =====================================================================
                                                         December 31, 2001
                                =====================================================================
                                                 Over 3 Months   Over 6 Months
                                   3 Months        Through 6      Through 12    Over 12
($ in thousands)                   or Less          Months          Months      Months       Total
=====================================================================================================
Certificates of
 deposit                            $65,246         $81,198         $90,281     $85,085     $321,810
-----------------------------------------------------------------------------------------------------
Other time deposits                  49,764          59,665          69,060      66,107      244,596
-----------------------------------------------------------------------------------------------------
  Total time
   deposits of
   $100,000 or more                 $15,482         $21,533         $21,221     $18,978      $77,214
=====================================================================================================

 VI.    Return on Equity and Assets

        The ratio of net income to average stockholders' equity and to average total assets, and certain other ratios are presented below:

                                    ========================================
                                                  December 31,
                                    ----------------------------------------
                                           2001         2000          1999
============================================================================
Return on average assets                   1.15%         1.46%        1.56%
----------------------------------------------------------------------------
Return on average equity(1)               11.53%        13.13%       12.61%
----------------------------------------------------------------------------
Dividend payout ratio                     41.29%        40.87%       39.70%
----------------------------------------------------------------------------
Average equity to average assets(1)        9.98%        11.13%       12.37%
============================================================================

        (1) Includes amount related to common stock subject to ESOP put option excluded from stockholders' equity on the Consolidated Balance Sheet for 1999.


Item 2.  Properties
-------------------

  Bankshares' headquarters and one branch office of NBB is located at 101 Hubbard Street, Blacksburg, Virginia. NBB's Main Office is at 100 South Main Street, Blacksburg, Virginia. In addition to the Bank's Main Office location and the Hubbard Street branch office, NBB owns eleven branch offices in Virginia: four in the Town of Blacksburg; one in the Town of Christiansburg; and three in the County of Giles, two in Pulaski County, one in the City of Radford and one in the City of Galax. An additional tract of land has been acquired for the construction of a fourteenth branch.

  Bank of Tazewell County owns the land and building of nine of its eleven offices. The bank leases the land and building for two offices. The Main Office is located at 309 East Main Street, Tazewell, Virginia. Three additional branches are located in Tazewell, one in Richlands and three are located in Bluefield, Virginia. The bank also has one branch in Wytheville, Virginia, one branch in Abingdon, Virginia and one branch in Marion, Virginia. Management believes that its existing facilities are adequate to meet present needs and any anticipated growth.

  NBB owns all its computer and data processing hardware and is a licensee of the software it utilizes. BTC utilizes this same system for data processing.


Item 3.  Legal Proceedings
--------------------------

  Bankshares, NBB, BTC, and NBFS are not currently involved in any material pending legal proceedings, other than routine litigation incidental to NBB's and BTC's banking business.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

  None

                      Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 9, 2002.

The following is a list of names and ages of all executive officers of Bankshares; their terms of office as officers; the positions and offices within Bankshares held by each officer; and each person's principal occupation or employment during the past five years.

================================================================================
                                                                Year Elected an
Name                 Age    Offices and Positions Held          Officer/Director
================================================================================
James G. Rakes        57  Chairman, President and Chief              1986
                          Executive Officer, National
                          Bankshares, Inc.; and President and
                          Chief Executive Officer of The
                          National Bank of Blacksburg since
                          1983. President and Treasurer of
                          National Bankshares Financial
                          Services, Inc. since 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
J. Robert Buchanan    50  Treasurer, National Bankshares, Inc.;      1998
                          Cashier and Senior Vice
                          President/Chief Financial Officer of
                          The National Bank of Blacksburg, since
                          January 1, 1998; prior thereto Senior
                          Vice President, Treasurer and Chief
                          Financial Officer, Premier Bankshares
                          Corporation.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Marilyn B. Buhyoff    53  Secretary & Counsel, National              1989
                          Bankshares, Inc.; and Secretary &
                          Counsel since 1989 and Senior Vice
                          President/ Administration, since 1992,
                          of The National Bank of Blacksburg.
                          Secretary of National Bankshares
                          Financial Services, Inc. since 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
F. Brad Denardo       49  Corporate Officer, National                1989
                          Bankshares, Inc.; and Executive Vice
                          President/ Loans since 1989 of The
                          National Bank of Blacksburg.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Cameron L. Forrester  53  Corporate Officer, National                2001
                          Bankshares, Inc.; and President and
                          Chief Executive Officer of Bank of
                          Tazewell County since 1998; prior
                          thereto Vice President of First
                          Virginia Bank, Clinch Valley (formerly
                          Premier Bank, N. A.)
================================================================================

Except for J. Robert Buchanan and Cameron Forrester, each of the executive officers above have served Bankshares and/or its subsidiaries in the listed executive capacity for the past five years.

                                     Part II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related
----------------------------------------------------------
Stockholder Matters
-------------------

  Effective December 1, 1999, National Bankshares, Inc.'s common stock began trading on the Nasdaq SmallCap Market under the symbol "NKSH". Prior to December 1, 1999, National Bankshares, Inc.'s common stock was traded on a limited basis in the over-the-counter market and was not listed on any exchange or quoted on Nasdaq. As of December 31, 2001 there were 1,045 stockholders of Bankshares common stock.

  Information concerning Market Price and Dividend Data is set forth under "Common Stock Information and Dividends" on page 11 of Bankshares' 2001 Annual Report to Stockholders and is incorporated herein by reference. Prices prior to December 1, 1999 do not necessarily reflect the prices which would have prevailed had there been an active trading market, nor do they reflect unreported trades, which may have been at lower or higher prices.


Item 6.  Selected Financial Data
--------------------------------

  The table entitled "Selected Consolidated Financial Data" on page 4 of Bankshares' 2001 Annual Report to Stockholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition
-------------------------------------------------------------------
and Results of Operations
-------------------------

  The information contained under "Management's Discussion and Analysis" on pages 5 through 11 of Bankshares' 2001 Annual Report to Stockholders is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

  See "Analysis of Interest Rate Sensitivity" set forth below. Additional information is set forth under the section "Interest Rate Sensitivity" on pages 5 through 6 and the section "Derivatives and Market Risk Exposures" on page 10 of Bankshares' 2001 Annual Report to Stockholders and is incorporated herein by reference.

Analysis of Interest Rate Sensitivity

The following discussion of interest rate sensitivity contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

 The Company uses simulation analysis to forecast its balance sheet and monitor interest rate sensitivity. One test used by Bankshares is shock analysis which measures the effect of a hypothetical, immediate and parallel shifts in interest rates. The following table shows the results of a rate shock of 100, 200, and 300 basis points and the effects on net income and return on average assets and return on average equity at December 31, 2001.


                         ($ in thousands, except for percent data)
---------------------------- ------------------------ -------------------------- --------------------------------
      Rate Shift                   Net Income          Return on Average Equity     Return on Average Assets
---------------------------- ------------------------ -------------------------- --------------------------------
---------------------------- ------------------------ -------------------------- --------------------------------
           300                      $8,501                    12.24%                         1.24%
---------------------------- ------------------------ -------------------------- --------------------------------
---------------------------- ------------------------ -------------------------- --------------------------------
           200                       9,766                    13.95%                         1.42%
---------------------------- ------------------------ -------------------------- --------------------------------
---------------------------- ------------------------ -------------------------- --------------------------------
           100                      10,904                    15.47%                         1.58%
---------------------------- ------------------------ -------------------------- --------------------------------
---------------------------- ------------------------ -------------------------- --------------------------------
       (-) 100                      13,263                    18.55%                         1.93%
---------------------------- ------------------------ -------------------------- --------------------------------
---------------------------- ------------------------ -------------------------- --------------------------------
       (-) 200                      13,616                    19.01%                         1.98%
---------------------------- ------------------------ -------------------------- --------------------------------

 Simulation analysis allows the Company to test asset and liability management strategies under rising and falling rate conditions. As a part of simulation process, certain estimates and assumptions must be made dealing with but, not limited to, asset growth, the mix of assets and liabilities, rate environment, local and national economic conditions. Assets growth and the mix of assets can to a degree be influenced by management. Other areas such as the rate environment and economic factors cannot be controlled. For this reason actual results may vary materially from any particular forecast or shock analysis.

 This shortcoming is offset to a degree by the periodic reforecasting of the balance sheet to reflect current trends and economic conditions. Shock analysis must also be updated periodically as a part of the asset and liability management process.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

  The following consolidated financial statements of the Registrant and the Independent Auditor's Report set forth on pages 12 through 36 of Bankshares' 2001 Annual Report to Stockholders are incorporated herein by reference:

1. Independent Auditor's Report

2.  Consolidated Balance Sheets - December 31, 2001 and 2000

3. Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999

4. Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2001, 2000 and 1999

5. Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

6.  Notes to Consolidated Financial Statements - December 31, 2001, 2000
    and 1999


Item 9.  Changes In and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None

                                    Part III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

  Executive Officers of Bankshares as of December 31, 2001 are listed on page 32 herein.

  Information with respect to the directors of Bankshares is set out under the caption "Election of Directors" on pages 2 through 4 of Bankshares' Proxy Statement dated March 14, 2002 which information is incorporated herein by reference.


Item 11.  Executive Compensation
--------------------------------

  The information set forth under "Executive Compensation" on pages 4 through 6 of Bankshares' Proxy Statement dated March 14, 2002 is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

  The information set forth under "Voting Securities and Stock Ownership" on page 1 and under "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Directors and Executive Officers" on pages 1 and 2 of Bankshares' Proxy Statement dated March 14, 2002 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

  The information contained under "Certain Transactions With Officers and Directors" on page 13 of Bankshares' Proxy Statement dated March 14, 2002 is incorporated herein by reference.

                                     Part IV
                                     -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) The following documents are filed as part of this report:


                                                       2001 Annual Report
    1.     Financial Statements:                     To Stockholders Page(s)*
           --------------------                      ------------------------

           Independent Auditor's Report                         12
             Consolidated Balance Sheets -                      13
             December 31, 2001 and 2000

           Consolidated Statements of                           14
             Income - Years ended December
             31, 2001, 2000 and 1999


           Consolidated Statements of Changes                   15
             in Stockholders' Equity - Years
             ended December 31, 2001, 2000 and
             1999

           Consolidated Statements of Cash                      16
             Flows - Years ended December 31,
             2001, 2000 and 1999

           Notes to Consolidated                               17-35
             Financial Statements - December
             31, 2001, 2000 and 1999

    2.     Financial Statement Schedules:
           -----------------------------

           None

*Incorporated by reference from the indicated pages of the 2001 Annual Report to Stockholders.

    3.         Exhibits:
               --------
                                                               Page No. in
Exhibit No.                Description                      Sequential System
-----------                -----------                      -----------------
   3(i)       Articles of Incorporation, as amended, of    (incorporated
              National Bankshares, Inc.                    herein by
                                                           reference to
                                                           Exhibit 3(a) of
                                                           the Annual Report on
                                                           Form 10-K for
                                                           Fiscal year ended
                                                           December 31, 1993)

                                                               Page No. in
Exhibit No.                Description                      Sequential System
-----------                -----------                      -----------------

   4(i)      Specimen copy of certificate for National     (incorporated
             Bankshares, Inc. common stock, $2.50 par      herein by
             value                                         reference to
                                                           Exhibit 4(a) of
                                                           the Annual Report on
                                                           Form 10-K for
                                                           Fiscal year ended
                                                           December 31, 1993)
   4(i)      Article Four of the Articles of               (incorporated
             Incorporation of National Bankshares, Inc.    herein by
             included in Exhibit No. 3(a))                 reference to
                                                           Exhibit 4(b) of
                                                           the Annual Report on
                                                           Form 10-K for
                                                           Fiscal year ended
                                                           December 31, 1993)
 10(ii)(B)   Computer software license agreement dated     (incorporated
             June 18, 1990, by and between Information     herein by
             Technology, Inc. and The National Bank of     reference to
             Blacksburg                                    Exhibit 10(e) of
                                                           the Annual Report on
                                                           Form 10-K for
                                                           Fiscal year ended
                                                           December 31, 1992)
*10(iii)(A)  Employment Agreement dated January 1, 1992,   (incorporated
             by and between National Bankshares, Inc. and  herein by
             James G. Rakes                                reference to
                                                           Exhibit 10(a) of
                                                           the Annual Report on
                                                           Form 10-K for
                                                           Fiscal year ended
                                                           December 31, 1992)
*10(iii)(A)  Capital Accumulation Plan (included in        (incorporated
             Exhibit No. 10(a))                            herein by
                                                           reference to
                                                           Exhibit 10(b) of
                                                           the Annual Report on
                                                           Form 10-K for
                                                           Fiscal year ended
                                                           December 31, 1992)
*10(iii)(A)  Employee Lease Agreement dated May 7, 1992,   (incorporated
             by and between National Bankshares, Inc.      herein by
             and The National Bank of Blacksburg           reference to
                                                           Exhibit 10(c) of
                                                           the Annual Report on
                                                           Form 10-K for
                                                           Fiscal year ended
                                                           December 31, 1992)

                                                               Page No. in
Exhibit No.                Description                      Sequential System
-----------                -----------                      -----------------

*10(iii)(A)  National Bankshares, Inc. 1999 Stock Option   (incorporated
             Plan                                          herein    by
                                                           reference  to Exhibit
                                                           4.3 of the   Form
                                                           S-8,   filed  as
                                                           Registration   No.
                                                           333-79979 with the
                                                           Commission  on June
                                                           4, 1999)

   13(i) 2001 Annual Report to Stockholders (such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this Report on Form 10-K)



   21(i)     Subsidiaries of National Bankshares, Inc.
   23.1      Consent of Yount, Hyde & Barbour, P.C. to
             incorporation by reference of independent auditor's report included in this Form 10-K, into registrant's registration statement on Form S-8.
   23.2      Consent of KPMG LLP to incorporation by
             reference of independent auditors' report included in this Form 10-K, into registrant's registration statement on Form
             S-8.
    99       Independent Auditors' Report of KPMG LLP on
             consolidated financial statements of
             National Bankshares, Inc. and subsidiaries for the year ended December 31, 1999.




*Indicates a management contract or compensatory plan required to be filed herein.

(b) Reports on Form 8-K filed during the last quarter of the period covered by
    --------------------------------------------------------------------------
    this report:
    ------------

    None

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

                             BY:    /s/ James G. Rakes
                                    --------------------------------------
                                    James G. Rakes, Chairman,
                                    President and Chief Executive Officer

                             DATE:  March 28, 2002
                                    -------------------------------------


                             BY:    /s/ J. Robert Buchanan
                                    -------------------------------------
                                    J. Robert Buchanan
                                    Treasurer (Principal Financial Officer)

                             DATE:  March 28, 2002
                                    -------------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                             Date                Title
----                             ----                -----

/s/ L.A. Bowman                  March 13, 2002     Director
------------------------         --------------
L. A. Bowman

/s/ A. A. Crouse                 March 13, 2002     Director
------------------------         --------------
A. A. Crouse

/s/ J. A. Deskins, Sr.           March 13, 2002     Director
------------------------         --------------
J. A. Deskins, Sr.

/s/ P. A. Duncan                 March 13, 2002     Director
------------------------         --------------
P. A. Duncan

/s/ C. L. Forrester              March 13, 2002     Director
------------------------         --------------
C. L. Forrester

/s/ W. T. Peery                  March 13, 2002     Director
------------------------         --------------
W. T. Peery

/s/ J. G. Rakes                  March 13, 2002     Chairman of the Board
------------------------         --------------     President and Chief
J. G. Rakes                                         Executive Officer -
                                                    National Bankshares, Inc.

/s/ J. M. Shuler                 March 13, 2002     Director
------------------------         --------------
J. M. Shuler

/s/ J. R. Stewart                March 13, 2002     Director
------------------------         --------------
J. R. Stewart

                                Index to Exhibits
                                -----------------
                                                               Page No. in
Exhibit No.                    Description                  Sequential System
-----------                    -----------                  -----------------
   3(i)       Articles of Incorporation, as amended, of      (incorporated
              National Bankshares, Inc.                      herein by
                                                             reference to
                                                             Exhibit 3(a) of
                                                             the Annual Report
                                                             on Form 10-K for
                                                             fiscal year ended
                                                             December 31, 1993)
   4(i)       Specimen copy of certificate for National      (incorporated
              Bankshares, Inc. common stock, $2.50 par       herein by
              value                                          reference to
                                                             Exhibit 4(a) of
                                                             the Annual Report
                                                             on Form 10-K for
                                                             fiscal year ended
                                                             December 31, 1993)
   4(i)       Article Fourth of the Articles of              (incorporated
              Incorporation of National Bankshares, Inc.     herein by
              included in Exhibit No. 3(a))                  reference to
                                                             Exhibit
                                                             4(b) of the
                                                             Annual
                                                             Report on
                                                             Form 10-K
                                                             for fiscal
                                                             year ended
                                                             December
                                                             31, 1993)
 10(ii)(B)    Computer software license agreement dated      (incorporated
              June 18, 1990, by and between Information      herein by
              Technology, Inc. and The National Bank of      reference to
              Blacksburg                                     Exhibit 10(e) of
                                                             the Annual Report
                                                             on Form 10-K for
                                                             fiscal year ended
                                                             December 31, 1992)
*10(iii)(A)   Employment Agreement dated January 1, 1992,    (incorporated
              by and between National Bankshares, Inc. and   herein by
              James G. Rakes                                 reference to
                                                             Exhibit
                                                             10(a) of
                                                             the Annual
                                                             Report on
                                                             Form 10-K
                                                             for fiscal
                                                             year ended
                                                             December
                                                             31, 1992)
*10(iii)(A)   Capital Accumulation Plan (included in         (incorporated
              Exhibit No. 10(a))                             herein by
                                                             reference to
                                                             Exhibit 10(b) of
                                                             the Annual Report
                                                             on Form 10-K for
                                                             fiscal year ended
                                                             December 31, 1992)

                                                               Page No. in
Exhibit No.                    Description                  Sequential System
-----------                    -----------                  -----------------
*10(iii)(A)   Employee Lease Agreement dated May 7, 1992,    (incorporated
              by and between National Bankshares, Inc. and   herein by
              The National Bank of Blacksburg                reference to
                                                             Exhibit 10(c) of
                                                             the Annual Report
                                                             on Form 10-K for
                                                             fiscal year ended
                                                             December 31, 1992)
*10(iii)(A)   National Bankshares, Inc. 1999 Stock Option    (incorporated
              Plan                                           herein by reference
                                                             to Exhibit  4.3 of
                                                             the   Form   S-8,
                                                             filed  as
                                                             Registration   No.
                                                             333-79979 with the
                                                             Commission  on June
                                                             4, 1999)
   13(i)      2001 Annual Report to Stockholders (such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this Report on Form
              10-K)



   21(i)      Subsidiaries of National Bankshares, Inc.
   23.1       Consent of Yount, Hyde & Barbour, P.C. to
              incorporation by reference of independent auditor's report included in this Form 10-K, into registrant's registration statement on Form S-8.
   23.2       Consent of KPMG LLP to incorporation by
              reference of independent auditors' report included in this Form 10-K, into registrant's registration statement on Form S-8.
    99        Independent Auditor's Report of KPMG LLP on
              consolidated financial statements of National
              Bankshares, Inc. and subsidiaries for the year ended December 31, 1999.

* Indicates a management contract or compensatory plan required to be filed herein.