Form 10-Q
period 2002-03-31
NATIONAL BANKSHARES INC
filed 2002-05-13
CIK 796534

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

                For the quarterly period ended March 31, 2002


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

Yes     |X|    No     |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at May 1, 2002
-----------------------------                     --------------------------
Common Stock, $2.50 Par Value                              3,511,377


                         (This report contains 22 pages)

================================================================================

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index





Part I  Financial Information                                        Page
-----------------------------

Item  1 - Financial Statements
------------------------------
      Consolidated Balance Sheets, March 31, 2002 (Unaudited)         3-4
       and December 31, 2001

      Consolidated Statements of Income for the                       5-6
       Three Months Ended March 31, 2002 and 2001 (Unaudited)

      Consolidated Statements of Changes in                            7
       Stockholders' Equity, Three Months Ended
       March 31, 2002 and 2001 (Unaudited)

      Consolidated Statements of Cash Flows,                          8-9
       Three Months Ended March 31, 2002 and 2001 (Unaudited)

Item  2 - Management's Discussion and Analysis of                    14-19
           Financial Condition and Results of Operations

Item  3 - Quantitative and Qualitative Disclosures about              20
           Market Risk

Part II Other Information
-------------------------
Items 1 - 3 - Legal Proceedings; Changes in                           21
               Securities and Use of Proceeds;
               Defaults Upon Senior Securities

Item  4 - Submission of Matters to a Vote of                          21
           Security Holders

Item  5 - Other Information                                           21

Item  6 - Exhibits and Reports on Form 8-K                            21

Signatures                                                            22

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001

                                              (Unaudited)         (Audited)
                                               March 31,         December 31,
($ In thousands except share                     2002                2001
and per share data)                         ==============    ================

Assets:
Cash and due from banks                           $10,716              12,293
Interest-bearing deposits                           9,768              15,510
Federal funds sold                                  1,820               1,080
Securities available for sale                      85,425              88,667
Securities held to maturity (fair value
 $98,474 in 2002 and $103,234 in 2001)             98,486             102,809
Mortgage loans held for sale                          707               1,145
Loans:
     Real estate construction loans                21,747              19,573
     Real estate mortgage loans                    78,490              77,339
     Commercial and industrial loans              204,001             189,764
     Loans to individuals                         107,669             113,413
                                            --------------    ----------------

          Total loans                             411,907             400,089
     Less unearned income and deferred fees        (1,659)             (1,775)
                                            -------------    ----------------

          Loans, net of unearned income
           and deferred fees                      410,248             398,314
     Less: allowance for loan losses               (4,614)             (4,272)
                                            -------------    ----------------

          Loans, net                              405,634             394,042
                                            -------------    ----------------

Bank premises and equipment, net                   10,025              10,132
Accrued interest receivable                         4,992               4,917
Other real estate owned, net                          224                 211
Intangible assets and goodwill, net                11,628              11,866
Other assets                                        1,872               1,951
                                            -------------    ----------------

          Total assets                          $ 641,297             644,623
                                            ==============    ================

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits               $75,224              71,751
Interest-bearing demand deposits                  133,112             134,230
Savings deposits                                   49,974              48,827
Time deposits                                     312,237             321,810
                                            --------------    ----------------

          Total deposits                          570,547             576,618
                                            --------------    ----------------

Other borrowed funds                                  668                 203
Accrued interest payable                              910               1,101
Other liabilities                                   1,769               1,440
                                            --------------    ----------------

          Total liabilities                       573,894             579,362
                                            --------------    ----------------

Stockholders' equity:
Preferred stock of no par value.
   Authorized 5,000,000 shares;  none
   issued and outstanding                             ---                 ---
  Common stock of $2.50 par value.
   Authorized 5,000,000 shares;  issued and
   outstanding 3,511,377 shares in 2002 and
   3,511,377 in 2001                                8,778               8,778
  Retained earnings                                58,021              55,917
  Accumulated other comprehensive income              604                 566
                                            --------------    ----------------

Total stockholders' equity:
Commitments and contingent liabilities             67,403              65,261
                                            --------------    ----------------

          Total liabilities and
           Stockholders' equity                 $ 641,297             644,623
                                            ==============    ================



See accompanying notes to the consolidated financial statements

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                             March 31,             March 31,
($000's except share and per share data)       2002                   2001
                                          ================   ================

Interest income:
Interest and fees on loans                        $ 8,059              8,232
Interest on interest-bearing deposits                  45                179
Interest on federal funds sold                          9                369
Interest on securities - taxable                    1,403              1,987
Interest on securities - nontaxable                 1,078                614
                                          ----------------   ----------------
          Total interest income                    10,594             11,381
                                          ----------------   ----------------

Interest expense
Interest on time deposits $100,000 or more            920              1,200
Interest on other deposits                          3,344              4,795
Interest on borrowed funds                              2                  3
                                          ----------------   ----------------
          Total interest expense                    4,266              5,998
                                          ----------------   ----------------
          Net interest income                       6,328              5,383
Provision for loan losses                             646                332
                                          ----------------   ----------------
          Net interest income after
           provision for loan losses                5,682              5,051
                                          ----------------   ----------------

Noninterest income:
Service charges on deposit accounts                   535                510
Other service charges and fees                         55                 72
Credit card fees                                      305                261
Trust income                                          239                278
Other income                                          255                100
Realized securities losses, net                       (20)               (26)
                                          ----------------   ----------------
          Total noninterest income                  1,369              1,195
                                          ----------------   ----------------

Noninterest expense:
Salaries and employee benefits                      2,227              1,919
Occupancy and furniture and fixtures                  397                416
Data processing and ATM                               284                361
FDIC  assessment                                       11                 15
Credit card processing                                257                237
Intangibles and goodwill amortization                 238                197
Net costs of other real estate owned                   84                  4
Other operating expenses                              891                912
                                          ----------------   ----------------
          Total noninterest expense                 4,389              4,061
                                          ----------------   ----------------
Income before income tax expense                    2,662              2,185
Income tax expense                                   (558)              (569)
                                         -----------------   ----------------
          Net income                              $ 2,104              1,616
                                         ==================  ================

         Net income per share,
          basic and diluted                         $ 0.60              0.46
                                         ==================  ================
          Weighted average number of
           common shares outstanding             3,511,377         3,511,388

          Dividends declared per share            $    ---               ---
                                         ==================  ================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                 Accumulated
                                                                    Other
($000's, except for per                Common      Retained     Comprehensive    Comprehensive
 share data)                           Stock       Earnings     Income (Loss)       Income         Total
                                     =========== ============= ================ ================ ===========

Balances, December 31, 2000             $ 8,780        51,629             (575)             ---     $59,834

Net income                                  ---         1,616              ---          $ 1,616       1,616

Other comprehensive income, net of tax:

   Unrealized gains
    on securities
    available for sale, net
    of income tax $729                      ---           ---              ---            1,416         ---

   Reclass adjustment net
    of tax $9                               ---           ---              ---               17         ---
                                                                                ----------------

Other comprehensive income                  ---           ---            1,433            1,433       1,433
                                     ----------- ------------- ---------------- ---------------- -----------

Comprehensive income                        ---           ---              ---          $ 3,049         ---
                                     ----------- ------------- ---------------- ================ -----------

Stock purchase (1)                           (2)           (6)             ---              ---          (8)
                                     ----------- ------------- ---------------- ---------------- -----------

Balances, March 31, 2001                $ 8,778        53,239              858              ---      62,875
                                     =========== ============= ================ ================ ===========

Balances, December 31, 2001             $ 8,778        55,917              566              ---      65,261

Net income                                  ---         2,104              ---            2,104       2,104

Other comprehensive income,
 net of tax

   Unrealized gains on
    securities available for
    sale, net of income tax
    $26                                     ---           ---              ---               51         ---

   Reclass adjustment net of
    income tax $7                           ---           ---              ---              (13)        ---

Other comprehensive income                  ---           ---               38               38          38
                                     ----------- ------------- ---------------- ---------------- -----------

Comprehensive income                        ---           ---              ---            2,142         ---
                                     ----------- ------------- ---------------- ---------------- -----------

Stock repurchase                            ---           ---              ---              ---         ---
                                     ----------- -------------- --------------- ---------------- -----------

Balances, March 31,2002                 $ 8,778        58,021              604              ---      67,403
                                     =========== ============= ================ ================ ===========

(1)     Represents the repurchase of 500 shares at $16.25 per share.


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
                                                        March 31,   March 31,
($000's)                                                  2002        2001
                                                       ==========   =========

Cash flows from operating activities
Net income                                               $ 2,104     $ 1,616

Adjustments to reconcile net income to net
 cash provided by operating activities:
     Provision for loan losses                               646         332
     Depreciation of bank premises and equipment             251         280
     Amortization of intangibles                             238         197
     Amortization of premiums and accretion of
      Discount, net                                          122          47
     Gains on sales of bank premises and equipment           ---          (1)
     Losses on sales and calls of securities
      Available for sale, net                                 20          26
     Losses and writedowns on other real estate owned         70         ---
     (Increase) decrease in:
       Mortgage loans held for sale                          438        (505)
       Accrued interest receivable                           (75)        (94)
       Other assets                                           59          26
     Increase (decrease) in:
       Accrued interest payable                             (191)       (130)
       Other liabilities                                     329         328
                                                       ----------   ---------

          Net cash provided by operating
           activities                                      4,011       2,122
                                                       ----------   ---------

Cash flows from investing activities
Net (increase) decrease in federal funds sold               (740)      5,677
Net (increase) decrease in interest-bearing
 Deposits                                                  5,742     (13,566)
Proceeds from calls and maturities of securities
 Available for sale                                        5,976      17,229
Proceeds from calls and maturities of securities
 Held to maturity                                          4,259       5,744
Purchases of securities available for sale                (2,753)     (3,372)
Purchases of securities held to maturity                     ---     (50,448)
Purchases of loan participations                          (1,581)       (701)
Collections of loan participations                           801       1,295
Purchase of loans from acquisition                           ---      (9,255)
Net increase in loans to customers                       (11,595)     (2,998)

Proceeds from disposal of other real estate owned             13         ---
Recoveries on loans charged off                               40          36
Purchase of bank premises and equipment                     (144)       (593)
Proceeds from disposal of bank premises and equipment        ---          12
                                                       ----------   ---------
          Net cash (used in)provided by investing
           activities                                         18     (50,940)
                                                       ----------   ---------

Cash flows from financing activities
Deposits purchased net of premium paid                       ---      29,885
Net increase (decrease)deposits                           (9,573)      3,060
Net increase in other time deposits                        3,502      17,021
Net increase(decrease)in other borrowed funds                465        (137)
Repurchase of common stock                                   ---          (8)
                                                       ----------   ---------

          Net cash (used in) provided by financing
           activities                                     (5,606)     49,821
                                                       ----------   ---------

Net (decrease) increase in cash and due from banks        (1,577)      1,003
Cash and due from banks at beginning of period            12,293      11,130
                                                       ----------   ---------

Cash and due from banks at end of period                 $10,716      12,133
                                                       ==========   =========

Supplemental disclosure of cash flow information:

Cash paid for interest                                   $ 4,457       6,128
                                                       ==========   =========
Cash paid for income taxes                                 $ ---         ---
                                                       ==========   =========
Loans charged to the allowance for loan losses             $ 344         263

Loans transferred to other real estate owned               $  97          26
                                                       ==========   =========
Unrealized gains on securities available for sale          $  58       2,171
                                                       ==========   =========



See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB), Bank of Tazewell County (BTC) and National Bankshares Financial Services
(NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 2001 Annual Report to Stockholders and additional information supplied in the 2001 Form 10-K.

Note (2)   Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                              For the periods ended
                                                           March 31,             December 31,
                                                      2002           2001            2001
($000's, except for % data)                       ============== ============== ================

Balance at beginning of period                          $ 4,272          3,886            3,886

Provision for loan losses                                   646            332            1,408

Loans charged off                                          (344)          (264)          (1,128)

Recoveries                                                   40             36              106
                                                  -------------- -------------- ----------------

Balance at the end of period                            $ 4,614          3,990            4,272
                                                  ============== ============== ================

Ratio of allowance for loan losses to the end
of period loans net of unearned income and
deferred fees                                              1.12%          1.08%            1.07%
                                                  =============== ============== ================

Ratio of net charge-offs (recoveries) to
average loans, net of unearned income and
deferred fees(1)                                            .31%           .26%             .27%
                                                  =============== ============== ================

Ratio of allowance for loan losses to
nonperforming loans(2)                                 1,243.67%      1,697.87%        1,206.78%
                                                  =============== ============== ================

(1)     Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans.
        Loans 90 days past due and still accruing are excluded.


                                                             March 31,           December 31,
($000's, except for % data)                               2002         2001           2001
                                                     ============= ============ ================
Nonperforming Assets

 Nonaccrual loans                                            $371          236              354

 Restructured loans                                           ---          ---              ---
                                                     ------------- ------------ ----------------

     Total nonperforming loans                                371          236              354

Foreclosed property                                           224          566              211
                                                     ------------- ------------ ----------------

     Total nonperforming assets                              $595          802              565
                                                     ============= ============ ================

Ratio of nonperforming assets to loans, net of
unearned income and deferred fees, plus other real
estate owned                                                  .14%         .22%             .14%
                                                     ============= ============ ================

                                                March 31,       December 31,
                                            2002        2001        2001
                                        =========== =========== ============
Accruing Loans Past Due 90 Days or More

 Past due 90 days or more and
  still accruing                              $473       1,849          980
                                        =========== =========== ============

 Ratio of loans past due 90 days or
  more to loans, net of unearned
  income and deferred fees                     .12%        .50%         .25%
                                        =========== =========== ============

Impaired Loans

 Total impaired loans                         $437         596          340
                                        =========== =========== ============

 Impaired loans with a
  valuation allowance                         $311         242           65
 Valuation allowance                          (122)       (242)         (39)
                                        ----------- ----------- ------------

 Impaired loans net of allowance              $189         ---           26
                                        =========== =========== ============

 Impaired loans with no
  valuation allowance                         $126         354          275
                                        =========== =========== ============

 Average recorded investment
  in impaired loans                           $389         526          671
                                        =========== =========== ============

 Income recognized on impaired
  loans                                        $ 4          19           57
                                        =========== =========== ============

 Amount of income recognized
  on a cash basis                              ---         ---          ---
                                        =========== =========== ============

Note (3) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of March 31, 2002 are as follows:

                                                                    March 31, 2002

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ in thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Available for sale:

  U.S. Treasury                                  $ 5,247               170               ---              5,417
  U.S. Government
   agencies and
   corporations                                    2,400                22                48              2,374
  State and political
   subdivisions                                   51,696               668               279             52,085
  Mortgage-backed
   securities                                     13,020               295                83             13,232
  Corporate debt
   securities                                      9,062                97               127              9,032
  Federal reserve bank stock                         208               ---               ---                208
  Federal Home Loan
   Bank stock                                      1,501               ---               ---              1,501
  Other securities                                 1,376               200               ---              1,576
                                        ----------------- ----------------- ----------------- ------------------

     Total securities
      available for sale                         $84,510             1,452               537             85,425
                                        ================= ================= ================= ==================

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of March 31, 2002 are as follows:

                                                                    March 31, 2002

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ in thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Held to Maturity:

  U.S. Government
   agencies and
   corporations                                 $ 14,998                34               235             14,797
  State and political
   subdivisions                                   48,369               392               329             48,432
  Mortgage-backed
   securities                                     12,295               117               203             12,209
  Corporate securities                            22,824               380               168             23,036
                                        ----------------- ----------------- ----------------- ------------------

     Total securities
      held to maturity                           $98,486               923               935             98,474
                                        ================= ================= ================= ==================

                   National Bankshares, Inc. and Subsidiaries
                     (In 000's, except for per share data)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------

        The purpose of this discussion is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Reference should be made to the financial statements and other information included in this report as well as the 2001 Annual Report and Form 10-K for an understanding of the following discussion and analysis.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

Critical Accounting Policies
----------------------------

General

        The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

        The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

        Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The use of these values in inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

Core deposit intangibles

        In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which could potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminated the pooling method of accounting for business combinations and required that intangible assets that meet certain criteria be reported separately from goodwill. Statement 142 eliminated the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

        Subsequent to the effective date of SFAS 142 an apparent conflict with SFAS 72 was raised as an issue, which allows certain intangibles arising from Bank and Thrift acquisitions to be amortized over their estimated useful lives.

        Upon adoption of these Statements, the Company re-evaluated its intangible assets that arose from branch acquisitions prior to July 1, 2001. It was determined that the intangible assets arising from branch acquisitions will continue to be amortized over their estimated lives in accordance with SFAS 72. In the past, the Company has classified intangibles arising from branch purchases exclusively to core deposit intangibles. The Company will to continue to amortize these intangibles awaiting a decision by FASB as to the final accounting treatment of these assets. As it is unknown how this accounting issue will ultimately be resolved, the Company cannot predict what impact, if any, there will be on future earnings.




Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2002
------------------------------------------------------------------------------

        Net income for the three months ended March 31, 2002 was $2,104, which represents an increase of $488 or 30.2% when compared to the same period in 2001. The annualized return on average assets for the three months ended March 31, 2002 was 1.34% and 1.08% for March 31, 2001. The annualized return on average equity was 12.77% for the period ended March 31, 2002 and 10.69% for March 31, 2001.

        Earnings per share for the period ended March 31, 2002 was $0.60 and $0.46 in 2001 for the same period.



Net Interest Income

        Net interest income at the end of the first quarter of 2002 was $6,328, an increase of $945 or 17.6%. Interest income decreased $787 or 6.9%, when the period ended March 31, 2002 and 2001 are compared. The yield on earning assets was 7.52%, decreasing 81 basis points from March 31, 2001. Interest expense decreased $1,732, or 28.9%, when the two periods are compared. The cost to fund earning assets for the period ended March 31, 2002 was 2.87% or a 139 basis point decrease from the same period in 2001. This resulted in a increase in the net interest margin. As seen by this data, substantially lower funding costs due to the low rate environment accounted for most of the improvement.

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

        The ratio of the allowance for loan losses to loans net of unearned income was 1.12% at March 31, 2002. This compares to 1.08% at March 31, 2001. The provision for the first three months of 2002 was $646, up $314 over the same period the prior year.
        While management continues to believe that over all credit quality remains good, net charge-offs are expected to be at slightly higher levels in 2002. Loan growth, which was $11,934 or 3.0% in the first quarter of 2002, also contributed to the need to enhance the allowance for loan losses. The ratio of the allowance for loan losses to loans at December 31, 2001 was 1.07%. The combined effect of loan growth and additional provisions in 2002 resulted in a nominal 5 basis point increase in this ratio which was 1.12% at March 31,2002.

Noninterest Income

        Noninterest income is an important source of the Company's income. This category is comprised of service charges on deposit accounts, other service charges and fees, credit card fees, trust income and other income. Net securities gains and losses are also included in this category. Noninterest income for the period ended March 31, 2002 was $1,369, an increase of $174 or 14.6%.

        Service charges on deposit accounts increased $25 or 4.9% increase when compared to the same period in 2001.

        The increase in service charges was due in part to an increased level of business activity. In addition, the acquisition of a branch in the latter part of March of 2001, while having little effect in that year had a greater impact in 2002.

        Other service charges and fees decreased $17 when March 31, 2002 and March 31, 2001 are compared. The majority of this decrease was due to a decline in credit life insurance commissions.

        Credit card fees increased $44 and 16.9%. This increase was primarily due to volume.

        Trust income decreased by 14.0% when compared to the first three months of 2001. Trust income is dependent on market conditions as well as the types of accounts being handled at any given point in time. The level of estate business, for example, cannot be predicted with any degree of precision.

Realized securities gains/(losses) were $(20) for the first quarter of 2002.

        Other income for the first quarter contained some nonrecurring or infrequent items as well as two newer forms of revenues, which accounted for a $155 increase over 2001. Contributing to this increase were proceeds from a life insurance policy, which was approximately $36 and a recovery of legal fees of $14 incurred in a prior year. In addition, there was a nonrecurring adjustment to fees for approximately $48. Other income also included commissions from the sale of securities and insurance products in the amount of $82. There were no similiar commissions in the first quarter of 2001 as the Company's financial services affiliate was not formed until the second quarter of 2001.

Noninterest Expense

        Noninterest expense for the period ended March 31, 2002 was $4,389, an increase of $328 or 8.1%. The majority of the increase, as described below, was associated with acquisition activity referred to previously.

        Salaries and employee benefits increased by $308 or 16.1% when the periods ended March 31, 2002 and 2001 are compared. This increase was due in part to the acquisition of a branch in late March 2001. Due to the timing of the purchase the full impact of the additional expense was not experienced in 2001. Also, included in the 2002 expense is the full effect of salaries and employee benefits associated with the Company's financial services affiliate. Routine merit salary and promotional salary increases also contributed to the increase in this category.

        Occupancy expenses decreased $19 when the first quarter of 2002 and 2001 are compared. While occupancy expenses were pushed upward by the acquisition of a new branch, previously mentioned, efforts to restrain expenditures in this category produced a slight decrease, when the first quarter of 2001 and 2002 are compared.

        Data processing costs decreased $77 or 21.3%. This decline was primarily due to a reduction achieved in maintenance costs and the absence of conversion costs associated with the branch acquisition that has been discussed.

        Credit card processing increased $20 or 8.4% due to volume.

        Intangibles expense for the first quarter of 2002 was $238 compared to $197 during the same period last year. This increase was related to a branch acquisition that occurred in the latter part of March 2001. Since the transaction occurred late in the first quarter of 2001 intangibles expense was prorated.


        Other operating costs decreased $21 or 2.3% when the periods March 31, 2002 and 2001 are compared. Expenses for 2001 included certain start-up costs associated with the acquisition of a new branch. A loss of $41 related to check forgeries is included in the first quarter of 2002 expenses.

Balance Sheet

        Total assets at March 31, 2002 were $641,297, a decrease of $3,326 or 0.52% from period end assets at December 31, 2001. This decline was primarily due to a decrease in higher cost time deposits.


Securities

        Securities available for sale declined by 3.7%, while securities held to maturity decreased $4,323 or 4.2%. (Refer to the table previously presented for portfolio composition.) Funds derived from these decreases were used primarily to fund loan growth.




Loans

        Loans net of unearned income grew by $11,934 or 3.0% from December 31, 2001. Since December 31, 2001, construction loans increased by $2,174 or 11.1% with real estate mortgage loans increasing $1,151 or 1.5%. The largest increase, however was experienced in the commercial loan category which grew by $14,237 or 7.5% due to demand. The only category to show a decrease was in loans to individuals which declined by $5,744 or 5.1%. It is not known to what extent loans to individuals will ultimately decline or when growth in this area will resume given the general economic conditions.



Deposits

        Total deposits decreased $6,071 or 1.1% when March 31, 2002 and December 31, 2001 are compared.

        Noninterest-bearing demand deposits increased $3,473 or 4.8% when March 31,2002 and December 31, 2001 are compared. During the same period interest-bearing demand deposits declined by 0.83%, while savings deposits were up 2.4%. The largest decrease in deposits took place in time deposits, which declined by $9,573 or 3.0%, as management has allowed higher cost time deposits to run-off.




Daily Averages

        Daily averages for the major categories are as follows:

(000's)                                  March 31, 2002      December 31,2001
                                       ------------------- ---------------------
Loans, net                                   $402,754              380,970
Securities available for sale                  86,575              109,682
Securities held to maturity                   100,951               79,127
Total assets                                  638,157              635,692
Total deposits                                568,355              569,139
Stockholders' equity                           66,838               63,460


Liquidity

        Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals.

        Cash from operating activities was $4,011. The primary sources were net income and net sales of real estate loans held for sale.

        Cash from investing activities was $18. As can be seen from the cash flow statement the principal use of cash was for lending activities, which were funded in the most part by maturities or calls of investments.

        Financing activities during the period was a user of cash, mainly due to a decline in in the area of time deposits previously noted.

        Management is not aware of any commitments that will result in, or are likely to result in a material and adverse decrease in liquidity.

Capital Resources

        Total stockholders' equity increased by $2,142 from December 31, 2001 to March 31, 2002. Of that increase, $38 was due to the change in unrealized gains and losses on securities available for sale. Net income of $2,104 accounted for the remainder of the increase. The Company's risk based capital ratios at March 31, 200 are as follows.


                        Total capital               13.2%
                        Tier I                      12.2%
                        Leverage ratio               8.8%

     The Company's banking affiliates continue to meet the regulatory criteria for well capitalized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Derivatives

        The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has investments in collateralized mortgage obligations, structured notes and other similar instruments that are included in securities available for sale and securities held to maturity. The fair value of these investments at March 31, 2002 approximated $4,520.

Interest Rate Sensitivity

        The Company considers interest rate risk to be a significant market risk and systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provides management with an indication of potential economic loss due to future rate changes. There have not been any changes, which would significantly alter the results disclosed as of December 31, 2001.

                   National Bankshares, Inc. and Subsidiaries
                                     Part II
                                Other Information


Items 1-3.   Legal Proceedings; Changes in Securities and Use of
              Proceeds; Defaults upon Senior Securities

             None for the three months ended March 31, 2002.

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



                            National Bankshares, Inc.
                                  (Registrant)





Date:     May 13, 2002           /s/ James G. Rakes
          --------------         --------------------------------------------
                                 James G. Rakes, Chairman
                                 President and Chief Executive Officer




Date:     May 13, 2002           /s/ J. Robert Buchanan
          --------------         --------------------------------------------
                                 J. Robert Buchanan, Treasurer
                                 (principal financial officer)