Form 10-Q
period 2002-06-30
NATIONAL BANKSHARES INC
filed 2002-08-14
CIK 796534

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

                  For the quarterly period ended June 30, 2002


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

Yes     |X|    No     |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at August 1, 2002
--------------------------------              -----------------------------
Common Stock, $2.50 Par Value                            3,511,377


                         (This report contains 25 pages)

                  26 NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index



                                                                       Page


Part I  Financial Information


Item        1 - Financial Statements

            Consolidated Balance Sheets, June 30, 2002                  3-4
             and December 31, 2001

            Consolidated Statements of Income for the                   5-6
             Three Months Ended
             June 30, 2002 and 2001

            Consolidated Statements of Income for the                   7-8
             Six Months Ended
             June 30, 2002 and 2001

            Consolidated Statements of Changes in                        9
             Stockholders' Equity, Six Months Ended
             June 30, 2002 and 2001

            Consolidated Statements of Cash Flows,                     10-11
             Six Months Ended June 30, 2002 and 2001

Item        2 - Management's Discussion and Analysis of                16-22
             Financial Condition and Results of Operations

Item        3 - Quantitative and Qualitative Disclosures about           23
                   Market Risk

Part II Other Information

Items       1 - 3 - Legal Proceedings; Changes in                        24
             Securities and Use of Proceeds;
             Defaults Upon Senior Securities

Item        4 - Submission of Matters to a Vote of                       24
             Security Holders

Item        5 - Other Information                                        24

Item        6 - Exhibits and Reports on Form 8-K                         24

Signatures                                                               25
----------

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001

                                               (Unaudited)         (Audited)
                                                 June 30,        December 31,
($000's except share and per share data)           2002              2001
                                              ================   ===============

Assets
Cash and due from banks                               $11,632            12,293
Interest-bearing deposits                               3,972            15,510
Federal funds sold                                      4,229             1,080
Securities available for sale                          97,014            88,667
Securities held to maturity (fair value
 $96,367 in 2002 and $103,234 in 2001)                 94,000           102,809
Mortgage loans held for sale                              391             1,145
Loans:
     Real estate construction loans                    22,885            19,573
     Real estate mortgage loans                        80,525            77,339
     Commercial and industrial loans                  208,046           189,764
     Loans to individuals                             105,155           113,413
                                              ----------------   ---------------

          Total loans                                 416,611           400,089
     Less unearned income and deferred fees            (1,522)           (1,775)
                                              ---------------    ---------------

          Loans, net of unearned income
           and deferred fees                          415,089           398,314
     Less: allowance for loan losses                   (4,843)           (4,272)
                                              ---------------    --------------

          Loans, net                                  410,246           394,042
                                              ---------------    ---------------

Bank premises and equipment, net                        9,907            10,132
Accrued interest receivable                             5,206             4,917
Other real estate owned, net                              301               211
Intangible assets                                      11,388            11,866
Other assets                                            1,537             1,951
                                              ---------------    ---------------

          Total assets                              $ 649,823           644,623
                                              ================   ===============

Liabilities and stockholders' equity
Noninterest-bearing demand deposits                   $76,628            71,751
Interest-bearing demand deposits                      147,039           134,230
Savings deposits                                       48,974            48,827
Time deposits                                         305,396           321,810
                                              ----------------   ---------------

          Total deposits                              578,037           576,618
                                              ----------------   ---------------

Other borrowed funds                                      321               203
Accrued interest payable                                  773             1,101
Other liabilities                                       1,214             1,440
                                              ----------------   ---------------

          Total liabilities                           580,345           579,362
                                              ----------------   ---------------

Stockholders' equity Preferred stock of
no par value.
  Authorized 5,000,000 shares;  none
  issued and outstanding                                  ---               ---
 Common stock of $2.50 par value.
  Authorized 5,000,000 shares;  issued and
  outstanding 3,511,377 shares in 2002 and
  3,511,377 shares in 2001                              8,778             8,778
 Retained earnings                                     58,952            55,917
 Accumulated other comprehensive gain                   1,748               566
                                              ----------------   ---------------

          Total stockholders' equity                   69,478            65,261
Commitments and contingent liabilities
                                              ----------------   ---------------

          Total liabilities and
           Stockholders' equity                     $ 649,823           644,623
                                              ================   ===============



See accompanying notes to the consolidated financial statements

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                   June 30,          June 30,
($000's except share and per share data)             2002              2001
===============================================  =============   ==============

Interest income
---------------
Interest and fees on loans                            $ 8,107          $ 8,371
Interest on interest-bearing deposits                      53              171
Interest on federal funds sold                             10              196
Interest on securities - taxable                        1,369            2,080
Interest on securities - nontaxable                     1,106              864
==============================================   -------------  ---------------

          Total interest income                        10,645           11,682
==============================================   -------------  ---------------


Interest expense
----------------
Interest on time deposits $100,000 or more                867            1,223
Interest on other deposits                              3,092            4,961
Interest on borrowed funds                                  1                1
==============================================   -------------  ---------------

          Total interest expense                        3,960            6,185
==============================================   -------------  ---------------

          Net interest income                           6,685            5,497
Provision for loan losses                                 546              332
==============================================   -------------  ---------------

          Net interest income after
           provision for loan losses                    6,139            5,165
==============================================   -------------  ---------------


Noninterest income
------------------
Service charges on deposit accounts                       569              575
Other service charges and fees                             79               73
Credit card fees                                          378              335
Trust income                                              241              287
Other income                                               94               26
Realized securities gains, net                            185              ---
                                                 -------------  ---------------
          Total noninterest income                      1,546            1,296
==============================================   -------------  ---------------

Noninterest expense
-------------------
Salaries and employee benefits                          2,216            2,047
Occupancy and furniture and fixtures                      427              427
Data processing and ATM                                   302              348
Credit card processing                                    227              265
Intangibles and goodwill amortization                     240              199
Net costs of other real estate owned                       39               16
Other operating expenses                                  897              983
==============================================   -------------  ---------------

          Total noninterest expense                     4,348            4,285
==============================================   -------------  ---------------

Income before income tax expense                        3,337            2,176
Income tax expense                                       (790)            (495)
==============================================   -------------  ---------------

          Net income                                  $ 2,547            1,681
==============================================   =============  ===============

Net income per share, basic and diluted                $ 0.72             0.48
                                                 =============  ===============
Weighted average number of common
 shares outstanding                                 3,511,377        3,511,377

            Dividends declared per share               $ 0.46             0.43
                                                 =============  ===============


       See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)
                                                    June 30,      June 30,
($000's except share and per share data)              2002          2001
============================================    =============  ==============

Interest income
---------------
Interest and fees on loans                            $16,166         $16,603
Interest on interest-bearing deposits                      98             375
Interest on federal funds sold                             19             540
Interest on securities - taxable                        2,772           4,067
Interest on securities - nontaxable                     2,184           1,478
============================================   ---------------  --------------

          Total interest income                        21,239          23,063
============================================   ---------------  --------------

Interest expense
----------------
Interest on time deposits $100,000 or more              1,787           2,423
Interest on other deposits                              6,436           9,756
Interest on borrowed funds                                  3               4
============================================   ---------------  --------------

          Total interest expense                        8,226          12,183
============================================   ---------------  --------------

          Net interest income                          13,013          10,880
============================================
Provision for loan losses                               1,192             664
============================================   ---------------  --------------

          Net interest income after
           provision for loan losses                   11,821          10,216
============================================   ---------------  --------------

Noninterest income
------------------
Service charges on deposit accounts                     1,104           1,085
Other service charges and fees                            134             145
Credit card fees                                          683             596
Trust income                                              480             565
Other income                                              349             126
Realized securities gains (losses), net                   165             (26)
                                               ---------------  --------------
          Total noninterest income                      2,915           2,491
============================================   ---------------  --------------

Noninterest expense
-------------------
Salaries and employee benefits                          4,443           3,966
Occupancy and furniture and fixtures                      824             843
Data processing and ATM                                   586             709
Credit card processing                                    484             502
Intangibles and goodwill amortization                     478             436
Net costs of other real estate owned                      123              20
Other operating expenses                                1,799           1,870
============================================   ---------------  --------------

          Total noninterest expense                     8,737           8,346
============================================   ---------------  --------------

Income before income tax expense                        5,999           4,361
Income tax expense                                     (1,348)         (1,064)
============================================   ---------------- --------------

          Net income                                  $ 4,651           3,297
============================================   ===============  ==============

Net income per share, basic and diluted                $ 1.32            0.94
                                               ===============  ==============

       Weighted average number of common
         shares outstanding                         3,511,377       3,511,383

            Dividends declared per share               $ 0.46            0.43
                                               ===============  ==============


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                 Accumulated
                                                                    Other
($000's, except for per                Common      Retained     Comprehensive    Comprehensive
 share data)                           Stock       Earnings     Income (Loss)       Income          Total
                                     =========== ============= ================ ================ ============

Balances, December 31, 2000             $ 8,780        51,629             (575)             ---       59,834
Net income                                  ---         3,297              ---            3,297        3,297
Dividend ($0.43 per share)                  ---        (1,510)             ---              ---       (1,510)

Other comprehensive income,
 net of tax:
   Unrealized gains
    on securities
    available for sale, net
    of income tax expense $690              ---           ---              ---            1,340          ---
   Reclass adjustment net
    of tax $9                               ---           ---              ---               17          ---
                                                                                 ---------------
Other comprehensive income                  ---           ---            1,357            1,357        1,357
                                     ----------- ------------- ---------------- ---------------- ------------
Comprehensive income                        ---           ---              ---            4,654          ---
                                     ----------- ------------- ---------------- ---------------- ------------
Stock repurchase (1)                         (2)           (6)             ---              ---           (8)
                                     ----------- ------------- ----------------- --------------- ------------
Balances, June 30, 2001                 $ 8,778        53,410              782              ---       62,970
                                     =========== ============= ================= =============== ============

Balances, December 31, 2001             $ 8,778        55,917              566                        65,261
Net income                                  ---         4,651              ---            4,651        4,651
Dividend ($0.46 per share)                  ---        (1,616)             ---              ---       (1,616)
Other comprehensive income,
 net of tax
   Unrealized gains on
    securities available for
    sale, net of income tax
    expense $661                            ---           ---              ---            1,283         ---
   Reclass adjustment net of
    income tax $52                          ---           ---              ---             (101)        ---
                                                                                ----------------
Other comprehensive income                  ---           ---            1,182            1,182        1,182
                                     ----------- ------------- ---------------- ---------------- ------------
Comprehensive income                        ---           ---              ---            5,833          ---
                                     ----------- ------------- ---------------- ---------------- ------------
Stock repurchase                            ---           ---              ---              ---          ---
                                     ----------- -------------- --------------- ---------------- ------------
Balances, June 30,2002                  $ 8,778        58,952            1,748              ---       69,478
                                     =========== ============= ================ ================ ============

(1)     Represents the repurchase of 500 shares at $16.25 per share.


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                               June 30,             June 30,
($000's)                                                                         2002                 2001
                                                                           ================    =================

Cash flows from operating activities
Net income                                                                         $ 4,651                3,297

Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                       1,192                  664
     Depreciation of bank premises and equipment                                       499                  558
     Amortization of intangibles                                                       478                  435
     Amortization of premiums and accretion of
      discount, net                                                                    196                  142
     Gains on sales of bank premises and equipment                                     ---                   (1)
     (Gains)losses on sales and calls of securities
      available for sale, net                                                         (153)                  26
     Gains on calls of securities held to                                              (12)                 ---
maturity
     Losses and write-downs on other real estate owned                                  94                    4
      (Increase) decrease in:
       Mortgage loans held for sale                                                    754                 (254)
       Accrued interest receivable                                                    (289)                (408)
       Other assets                                                                   (195)                (227)
     Increase (decrease) in:
       Accrued interest payable                                                       (328)                  22
       Other liabilities                                                              (226)                (218)
                                                                           -----------------   -----------------

          Net cash provided by operating
           activities                                                                6,661                4,040
                                                                           ----------------    -----------------

Cash flows from investing activities
Net (increase) decrease in federal funds sold                                       (3,149)              17,973
Net decrease in interest-bearing
 deposits                                                                           11,538                3,621

Proceeds from calls, maturities and principal payments of
  securities available for sale                                                      7,087               24,518
Proceeds from sales of securities available for
  sale                                                                                 404                  ---
Proceeds from calls, maturities and principal payments of securities
held to maturity                                                                     8,715                8,937
Purchases of securities available for sale                                         (13,984)             (13,096)
Purchases of securities held to maturity                                               ---              (65,534)
Purchases of loan participations                                                    (3,200)              (3,114)
Collections of loan participations                                                   2,225                2,474
Purchase of loans from acquisition                                                     ---               (9,255)
Net increase in loans to customers                                                 (16,717)             (15,716)
Proceeds from disposal of other real estate owned                                       35                  210
Recoveries on loans charged off                                                         77                   57
Purchase of bank premises and equipment                                               (274)                (668)
Proceeds from disposal of bank premises and equipment                                  ---                   16
                                                                           ----------------      ----------------

 Net cash used in investing
           activities                                                               (7,243)             (49,577)
                                                                           -----------------     ----------------






Cash flows from financing activities
Deposits purchased net of premium paid                                                 ---               29,885
Net increase (decrease) in time deposits                                           (16,414)               1,152
Net increase in other deposits                                                      17,833               17,206
Net decrease in other borrowed funds                                                   118                   92
Dividends paid on common stock                                                      (1,616)              (1,510)
Repurchase of common stock                                                             ---                   (8)
                                                                           ----------------    ------------------
          Net cash provided by (used in) financing
           activities                                                                  (79)              46,817
                                                                           ----------------    -----------------
Net increase (decrease) in cash and due from banks                                    (661)               1,280
Cash and due from banks at beginning of period                                      12,293               11,130
                                                                           ----------------    ------------------
Cash and due from banks at end of period                                           $11,632               12,410
                                                                           ================    ==================


Supplemental disclosure of cash flow information

Cash paid for interest                                                             $ 8,554               12,161
                                                                           ================   ==================
Cash paid for income taxes                                                         $ 1,439                1,263
                                                                           ================   ==================
Loans charged to the allowance for loan losses                                       $ 698                  620
                                                                           ================   ==================
Loans transferred to other real estate owned                                         $ 219                   73
                                                                           ================   ==================
Unrealized gains on securities available for sale                                $   1,791                2,056
                                                                           ================   ==================


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 2002
                                   (Unaudited)


Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB), Bank of Tazewell County (BTC) and National Bankshares Financial Services Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 2001 Annual Report to Stockholders and additional information supplied in the 2001 Form 10-K.

Note (2)     Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                              For the periods ended
                                                            June 30,             December 31,
                                                      2002           2001            2001
                                                  ============== ============== ================
($000's, except for % data)

Balance at beginning of period                          $ 4,272          3,886            3,886
Provision for loan losses                                 1,192            664            1,408
Loans charged off                                          (698)          (620)          (1,128)
Recoveries                                                   77             57              106
                                                  -------------- -------------- ----------------
Balance at the end of period                            $ 4,843          3,987            4,272
                                                  ============== ============== ================
Ratio of allowance for loan losses to the end
of period loans net of unearned income and
deferred fees                                              1.17%          1.04%            1.07%
                                                  =============== ============== ================
Ratio of net charge-offs (recoveries) to
average loans, net of unearned income and
deferred fees(1)                                            .31%           .31%             .27%
                                                  =============== ============== ================
Ratio of allowance for loan losses to
nonperforming loans(2)                                    36.44%      2,345.29%        1,206.78%
                                                  =============== ============== ================

(1)     Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                                             June 30,            December 31,
                                                         2002         2001           2001
                                                     ============= ============ ================
($000's, except for % data)

Nonperforming Assets
 Nonaccrual loans                                            $579          170              354
 Restructured loans                                           ---          ---              ---
                                                     ------------- ------------ ----------------
     Total nonperforming loans                                579          170              354
Foreclosed property                                           301          399              211
                                                     ------------- ------------ ----------------
     Total nonperforming assets                              $880          569              565
                                                     ============= ============ ================
Ratio of nonperforming assets to loans, net of
unearned income and deferred fees, plus other real
estate owned                                                  .21%         .15%             .14%
                                                     ============= ============ ================



                                                             June 30,            December 31,
                                                         2002         2001           2001
                                                     ============= ============ ================
Accruing Loans Past Due 90 Days or More
 Past due 90 days or more and
  still accruing                                             $876        1,400              980
                                                     ============= ============ ================
 Ratio of loans past due 90 days or
  more to loans, net of unearned
  income and deferred fees                                    .21%         .36%             .25%
                                                     ============= ============ ================
Impaired Loans

 Total impaired loans                                        $682          721              340
                                                     ============= ============ ================
 Impaired loans with a
  valuation allowance                                        $231          ---               65
 Valuation allowance                                         (110)         ---              (39)
                                                     ------------- ------------ -----------------
 Impaired loans net of allowance                             $121          ---               26
                                                     ============= ============ ================
 Impaired loans with no
  valuation allowance                                        $451          721              275
                                                     ============= ============ ================
 Average recorded investment
  in impaired loans                                          $486          591              671
                                                     ============= ============ ================
 Income recognized on impaired
  loans                                                       $ 6           29               57
                                                     ============= ============ ================
 Amount of income recognized
  on a cash basis                                             ---          ---              ---
                                                     ============= ============ ================

Note (3) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of June 30, 2002 are as follows:

                                                                     June 30, 2002

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ in thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Available for sale:

  U.S. Treasury                                  $ 5,247               210               ---              5,457
  U.S. Government
   agencies and
   corporations                                    2,400                45               ---              2,445
  State and political
   subdivisions                                   58,358             1,410                48             59,720
  Mortgage-backed
   securities                                     11,801               404                 2             12,203
  Corporate debt
   securities                                     13,227               224                15             13,436
  Federal Reserve Bank stock                         208               ---               ---                208
  Federal Home Loan
   Bank stock                                      1,656               ---               ---              1,656
  Other securities                                 1,469               420               ---              1,889
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
      available for sale                         $94,366             2,713                65             97,014
                                        ================= ================= ================= ==================

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of June 30, 2002 are as follows:

                                                                     June 30, 2002

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ in thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Held to Maturity:

  U.S. Government
   agencies and
   corporations                                  $13,020               137               ---             13,157
  State and political
   subdivisions                                   46,900             1,085                34             47,951
  Mortgage-backed
   securities                                     11,260               234                13             11,481
  Corporate securities                            22,820             1,040                82             23,778
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
      held to maturity                           $94,000             2,496               129             96,367
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

        In late June of 2002, the Financial Accounting Standards Board announced that existing core deposit intangibles would continue to be amortized under SFAS No.72, subject to periodic impairment testing. Intangibles arising from future transactions would be subject to the provisions of SFAS No.142.




Analysis of Financial Condition and Results of Operations for the Six Months Ended June 30,2002
--------------------------------------------------------------------------------

        Net income for the six months ended June 30, 2002 was $4,651, which represents an increase of $1,354 or 41.1% when compared to the same period in 2001. The annualized return on average assets for the six months ended June 30 2002 was 1.46% and 1.06% for June 30, 2001. The annualized return on average equity was 13.86% for the period ended June 30, 2002 and 10.77% for June 30, 2001.

        Earnings per share for the period ended June 30, 2002 was $1.32 and $0.94 in 2001 for the same period.



Net Interest Income

        Net interest income at the end of the second quarter of 2002 was $13,013, an increase of $2,133 or 19.6%. Interest income decreased $1,824 or 7.9%, when the periods ended June 30, 2002 and 2001 are compared. Interest expense decreased $3,957, or 32.5%, when the two periods are compared. The yield on earning assets was 7.44%, decreasing 71 basis points from June 30, 2001. The cost to fund earning assets for the period ended June 30, 2002 was 2.73% or a 142 basis point decrease from the same period in 2001. This resulted in a increase in the net interest margin. As seen by this data, substantially lower funding costs due to the low rate environment accounted for most of the improvement.

        Management believes that the current rate environment is unsustainable over a long period of time without having an adverse effect on the general economy. Accordingly, rate increases are expected by the end of 2002 or the first part of 2003. While the Company's yield on earning assets would improve in a higher rate scenerio, it would likely be offset by a greater increase in funding costs in the near term. The ultimate impact on the Company's net interest margin will be dependent on several factors. The timing of rate increases and the extent of such will be a primary factor. However, the effect of the rate increase could be mitigated by asset and liability management practices.

Additional uncontrollable events that may effect the general economy and rate levels include the ongoing terrorist threat, interruption of the nation's oil supplies, and other potential side effects from problems in the Middle East. Recent accounting scandals and their effect on the stock markets may also have an adverse effect on the general economy. While management can plan for various scenerios or rate environments it cannot predict the ultimate outcome in the potentially volatile environment currently being experienced.



Provision and Allowance for Loan Losses


        The ratio of the allowance for loan losses to loans net of unearned income was 1.17% at June 30 2002. This compares to 1.04% at June 30, 2001. The provision for the first six months of 2002 was $1,192, up $528 over the same period the prior year.
        While management continues to believe that overall credit quality remains sound, net charge-offs are expected to be at slightly higher levels in 2002, due in part to an increasing loss exposure in the consumer loan portfolio. With much of the growth in commercial loans the Company's exposure to losses resulting from defaults in a small number of large size credits has also increased. The ratio of the allowance for loan losses to loans at December 31, 2001 was 1.07%. The combined effect of loan growth and additional provisions in 2002 resulted in a nominal 10 basis point increase in this ratio.

Noninterest Income

        Noninterest income is an important source of the Company's income. This category is comprised of service charges on deposit accounts, other service charges and fees, credit card fees, trust income and other income. Net securities gains and losses are also included in this category. Noninterest income for the period ended June 30, 2002 was $2,915, an increase of $424 or 17.0%.

        Credit card fees increased $87 and 14.6%. This increase was primarily due to volume.

        Trust income decreased by 15.0% when compared to the first six months of 2001. Trust income is dependent on market conditions as well as the types of accounts being handled at any given point in time. The level of estate business, for example, cannot be predicted with any degree of precision. Market conditions, which control values of assets managed and in turn trust fees, have been less favorable. With the current market volatility, management believes that market conditions, though unpredictable, will tend to have an adverse affect on trust fees.

        Realized securities gains/(losses) were $165 for the period ended June 30, 2002. In the second quarter of 2002 the Company sold one third of its investment in a local bank holding company, which produced a gain of approximately $157. Also included in realized net gains and losses are the result of called securities and write-downs in investments in limited liability companies (LLC). The LLC investments allow the company to derive income from title insurance, life & casualty insurance and investment products. The write-downs represent an adjustment of the Company's equity investment in these companies.

        Subsequent to June 30, 2002, an additional one third of its interest in the previously mentioned local bank holding company was sold. A gain of approximately $177 was realized and will be reflected in the Company's third quarter operating results.

        Other income contained some nonrecurring or infrequent items as well as two new forms of revenues, which accounted for a portion of the $223 increase over 2001. Contributing to this increase were nontaxable proceeds from a life insurance policy, which was approximately $36 and a recovery of legal fees of $14 incurred in a prior year. In addition, there was a nonrecurring adjustment to fees for approximately $48. Other income also included commissions from the sale of securities and insurance products in the amount of $135, which compares to $4 at June 30, 2001.

Noninterest Expense

        Noninterest expense for the period ended June 30 2002 was $8,737, an increase of $391 or 4.7%.

        Salaries and employee benefits increased by $477 or 12.0% when the periods ended June 30, 2002 and 2001 are compared. This increase was due in part to the acquisition of a branch in late March 2001. Due to the timing of the purchase the full impact of the additional expense was not experienced in 2001. Also, included in the 2002 expense is the full effect of salaries and employee benefits associated with the Company's financial services affiliate. Routine merit salary and promotional salary increases also contributed to the increase in this category.


        Data processing costs decreased $123 or 17.4%. This decline was primarily due to a reduction achieved in maintenance costs and the absence of conversion costs associated with the 2001 branch acquisition that has been discussed.

        Credit card processing decreased $18 or 3.6% due to volume. Included in credit card expense for 2002 were two nonrecurring items. The first was a rebate of processing charges of approximately $42. The second was a rebate for $10 received as a signing bonus for a new processor. These increases were offset in part by higher expenses related to volume.

        Intangibles expense for the second quarter of 2002 was $478 compared to $436 during the same period last year. This increase was related to the branch acquisition that occurred in the latter part of March 2001. Since the transaction occurred late in the first quarter of 2001 intangibles expense was prorated.


        Balance Sheet

        Total assets at June 30, 2002 were $649,823, an increase of $5,200 or 0.8% from period end assets at December 31, 2001.




Securities

        Securities available for sale increased by 9.4%, while securities held to maturity decreased 8.6%. (Refer to the table previously presented for portfolio composition.)


Loans

        Loans net of unearned income grew by $16,775 or 4.2% from December 31, 2001. Since December 31, 2001, construction loans increased by $3,312 or 16.9% with real estate mortgage loans increasing $3,186 or 4.1%. The largest increase, however was experienced in the commercial loan category which grew by $18,282 or 9.6% due to demand. The only category to show a decrease was loans to individuals, which declined by $8,258 or 7.3%. Given the general economic conditions, it is not known to what extent loans to individuals will ultimately decline or when growth in this area will resume. Loans to individuals generally produce higher yields than other loan categories. A prolonged and substantial run-off of these loans could have a measurable impact on the Company's net interest margin.

Deposits

        Total deposits decreased $1,419 or 0.3% when June 30 2002 and December 31, 2001 are compared.

        Noninterest-bearing demand deposits increased $4,877 or 6.8%, when June 30, 2002 and December 31, 2001 are compared. During the same period interest-bearing demand deposits increased by 9.5%, while savings deposits were up 0.3%. Management believes that the increase in interest-bearing demand deposits is in part due to the customers' expectation of higher interest rates in the near to intermediate term. Hence, the Company's customers are not committing their funds for longer terms. The largest decrease in deposits took place in time deposits, which declined by $16,414 or 5.1%, as management has allowed higher cost time deposits to run-off.




Daily Averages

        Daily averages for the major categories are as follows:

(000's)                                   June 30,2002       December 31,2001
                                       ------------------- ---------------------
Loans, net                                   $406,812              380,970
Securities available for sale                  87,937              109,682
Securities held to maturity                    98,876               79,127
Total assets                                  642,400              635,692
Total deposits                                572,071              569,139
Stockholders' equity                           67,651               63,460


Liquidity

        Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals.

        Cash from operating activities was $6,661. The primary sources were net income and net sales of real estate loans held for sale.

        Cash used in investing activities was $7,243. As can be seen from the cash flow statement the principal use of cash was for lending activities.

        Financing activities during the period was a user of cash, mainly due to a decline in in the area of time deposits previously noted.

        Management is not aware of any commitments that will result in, or are likely to result in, a material and adverse decline in liquidity.

Branching Activity

        The Company's NBB affiliate announced in the second quarter its plans to establish a new branch in Christiansburg, Virginia. The new branch will be located in the downtown area and is expected to be opened in the first quarter of 2003.

        Analysis of the Financial Condition and Results of Operations for the Three Months Ended June 30, 2002
--------------------------------------------------------------------------------

        Net income for the three months ended June 30, 2001 was $2,547, a increase of $866 or 51.5% over the same period in 2001. The annualized return on average assets for the second quarter of 2002 was 1.58% and 1.04% for the second quarter of 2001. The annualized return on average equity for the second quarter of 2002 was 14.93%. This compares to 10.83% for the same period in 2000.
        Basic earnings per share for the three months ended June 30,2002 was $0.72, an increase of $0.24 from the second quarter of 2001.

Net interest income

        Net interest income for the quarter ended June 30, 2002 was $6,685 or a 21.6% increase from the same quarter in 2001. As previously discussed the Company continues to benefit from the low interest rate environment.

Provision for loan losses

        The provision for loan losses for the second quarter of 2002 was $546. This compares to $332 for the same period the prior year. The increase in the provision was necessitated in part by loan growth and a higher level of charge-offs. As previously mentioned, an increasing concern for loss exposure, in the consumer loan portfolio exists. The shift in the loan portfolio mix as discussed previously also contributed to the need for an increased provision.


Noninterest income

        Noninterest income for the second quarter of 2002 was $1,546, an increase of $250 over the period ending June 30, 2001. Previously mentioned securities gains accounted for the majority of this increase.

      Service charges on deposits remained relativity unchanged decreasing $6 or 1.0% when the quarter-ended June 30, 2002 is compared to the same period in 2001.

      Credit card income also showed slight improvement due to volume.

      Trust income decreased by 16.0% when the two periods are compared. As previously discussed various factors contribute to the level of trust income. Market values of assets managed are dependent on market valuations, which as of late have been generally down.

Noninterest expense

      Noninterest expense for the quarter ended June 30, 2002 was $4,348. This represents an increase of $63 or 1.5% when compared to the quarter ended June 30, 2001. This category contains two nonrecurring items related to credit card expense. Please refer to the year-to- date discussion for details.

Balance Sheet

        Total average assets for the quarter ended June 30, 2002 were $646,533, which represents an increase of $358 or 0.1% over total assets at June 30, 2001. A comparison of selected quarterly averages follows.


($000)                              June 30, 2002      June 30, 2001
                                    -------------      -------------

Federal funds sold                      $   2,448             16,934
Federal Home Loan Bank deposits            12,397             16,476
Securities available for sale              89,285            115,613
Securities held to maturity                97,023             85,938
Loans net of unearned income and fees     406,119            371,907
Noninterest-bearing deposits               74,917             66,527
Interest-bearing deposits                 500,833            515,149
Borrowed money                                 97                246

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Derivatives

        The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has limited amounts of collateralized mortgage obligations, structured notes and other similar instruments that are included in securities available for sale and securities held to maturity.

Interest Rate Sensitivity


     The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provides management with an indication of potential economic loss due to future rate changes. There have not been any changes, which would significantly alter the results disclosed as of December 31, 2001.

                   National Bankshares, Inc. and Subsidiaries
                                     Part II
                                Other Information

Items 1-3.  Legal Proceedings; Changes in Securities and Use of Proceeds;
            Defaults upon Senior Securities

            None for the three months ended June 30, 2002.

Item 4.     Submission of Matters to a Vote of Security Holders

            Three class 3 Directors of the Company were elected by a vote of the security holders for a term of three years each.

             (a) This matter was submitted to a vote at the Company's
                 Annual Meeting of Stockholders held on April 9, 2002.

             (b) The name of each director elected at the meeting follows:
                 James A. Deskins, Sr.
                 William T. Peery
                 James M. Shuler

                 The name of each director whose term of office continued after the meeting is listed:
                 L. Allen Bowman
                 Alonso A. Crouse
                 Paul A. Duncan
                 Cameron L. Forrester
                 James G. Rakes
                 Jeffrey R. Stewart

             (c) The number votes cast for or against each nominee is
                 provided below. There were no abstaining votes and broker non-votes.

                 Election of directors

                 Director                   Votes For          Votes Against
                 --------                   ---------          -------------
                 James A. Deskins, Sr.      2,657,077             15,480
                 William T. Peery           2,659,268             13,289
                 James M. Shuler            2,664,050              8,507


Item 5.     Other Information

                  None

Item 6.     Exhibits and Reports on Form 8-K

            The Company had no filings on Form 8-K for the quarter ended June 2002. See the index to exhibits for items incorporated by reference to this filing.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            National Bankshares, Inc.
                                  (Registrant)





Date:      08/14/2002                  /s/ James G. Rakes
          --------------               -------------------------------------
                                       James G. Rakes, Chairman
                                       President and Chief Executive Officer



Date:     08/14/2002                   /s/ J. Robert Buchanan
          ------------                 -------------------------------------
                                       J. Robert Buchanan, Treasurer
                                       (principal financial officer)

                                Index to Exhibits

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

*10(iii)(A)   Employment Agreement dated January 1, 2002,
              by and between National Bankshares, Inc. and James G. Rakes

*10(iii)(A)   Capital Accumulation Plan (included in
              Exhibit No. 10(iii)(A)

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

   99(a)      Certification of Chief Executive Officer
              Pursuant to 18 U.S.C. Section 1350

   99(b)      Certification of Chief Financial Officer
              Pursuant to 18 U.S.C. Section 1350