Form 10-Q
period 2002-09-30
NATIONAL BANKSHARES INC
filed 2002-11-13
CIK 796534

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

                For the quarterly period ended September 30, 2002


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

Yes     |X|    No     |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at November 12, 2002
-----------------------------               --------------------------------
Common Stock, $2.50 Par Value                        3,511,377


                         (This report contains 33 pages)

                  19 NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index






Part I  Financial Information                                           Page


    Item    1 - Financial Statements

            Consolidated Balance Sheets, September 30, 2002              3-4
             and December 31, 2001

            Consolidated Statements of Income for the                    5-6
             Three Months Ended
             September 30, 2002 and 2001

            Consolidated Statements of Income for the                    7-8
             Nine Months Ended
             September 30, 2002 and 2001

            Consolidated Statements of Changes in                         9
             Stockholders' Equity, Nine Months Ended
             September 30, 2002 and 2001

            Consolidated Statements of Cash Flows,                      10-11
             Nine Months Ended September 30, 2002 and 2001
             Notes to Consolidated Financial                            12-17
            Statements

    Item    2 - Management's Discussion and Analysis of                 17-24
             Financial Condition and Results of Operations

    Item    3 - Quantitative and Qualitative Disclosures about            25
             Market Risk

    Item    4 - Controls and Procedures                                   25

Part II Other Information

    Items   1 - 3 - Legal Proceedings; Changes in                         26
             Securities and Use of Proceeds;
             Defaults Upon Senior Securities

    Item    4 - Submission of Matters to a Vote of                        26
             Security Holders

    Item    5 - Other Information                                         26

    Item    6 - Exhibits and Reports on Form 8-K                          26

Signatures                                                                27
----------

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001

                                                 (Unaudited)        (Audited)
                                                 September 30,     December 31,
($000's except share and per share data)             2002             2001
                                                 ============    =============

Assets
Cash and due from banks                              $15,267           12,293
Interest-bearing deposits                             16,844           15,510
Federal funds sold                                       644            1,080
Securities available for sale                        109,072           88,667
Securities held to maturity (fair value
 $91,116 in 2002 and $103,234 in 2001)                87,067          102,809
Mortgage loans held for sale                             640            1,145
Loans:
     Real estate construction loans                   21,877           19,573
     Real estate mortgage loans                       80,772           77,339
     Commercial and industrial loans                 212,033          189,764
     Loans to individuals                            102,090          113,413
                                                 ------------    -------------

          Total loans                                416,772          400,089
     Less unearned income and deferred fees           (1,375)          (1,775)
                                                 ------------    -------------

          Loans, net of unearned income
           and deferred fees                         415,397          398,314
     Less: allowance for loan losses                  (5,009)          (4,272)
                                                 ------------    -------------

          Loans, net                                 410,388          394,042
                                                 ------------    -------------

Bank premises and equipment, net                       9,783           10,132
Accrued interest receivable                            5,003            4,917
Other real estate owned, net                             269              211
Intangible assets                                     11,150           11,866
Other assets                                           1,519            1,951
                                                 ------------    -------------

          Total assets                             $ 667,646          644,623
                                                 ============    =============

Liabilities and stockholders' equity
Noninterest-bearing demand deposits                  $78,171           71,751
Interest-bearing demand deposits                     154,400          134,230
Savings deposits                                      48,628           48,827
Time deposits                                        310,379          321,810
                                                 ------------    -------------

          Total deposits                             591,578          576,618
                                                 ------------    -------------

Other borrowed funds                                     587              203
Accrued interest payable                                 706            1,101
Other liabilities                                      1,763            1,440
                                                 ------------    -------------

          Total liabilities                          594,634          579,362
                                                 ------------   --------------

Stockholders' equity Preferred
stock of no par value.
  Authorized 5,000,000 shares;  none
  issued and outstanding                                 ---              ---
 Common stock of $2.50 par value.
  Authorized 5,000,000 shares;  issued and
  outstanding 3,511,377 shares in 2002 and
  3,511,377 shares in 2001                             8,778            8,778
 Retained earnings                                    61,666           55,917
 Accumulated other comprehensive income                2,568              566
                                                 ------------  ---------------

          Total stockholders' equity                  73,012           65,261
Commitments and contingent liabilities
                                                 ------------   --------------

          Total liabilities and
           Stockholders' equity                    $ 667,646          644,623
                                                 ============   ==============



See accompanying notes to the consolidated financial statements

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                               September 30,      September 30,
($000's except share and per share data)           2002               2001
                                             =================   ==============
Interest income
Interest and fees on loans                          $ 8,196              8,507
Interest on interest-bearing deposits                    82                 66
Interest on federal funds sold                           14                100
Interest on securities - taxable                      1,338              1,888
Interest on securities - nontaxable                   1,130                885
                                           -----------------   ----------------


          Total interest income                      10,760             11,446
                                           -----------------   ----------------

Interest expense
Interest on time deposits $100,000 or more              818              1,139
Interest on other deposits                            2,964              4,553
Interest on borrowed funds                                1                  3
                                           -----------------   ----------------

          Total interest expense                      3,783              5,695
                                           -----------------   ----------------

          Net interest income                         6,977              5,751
Provision for loan losses                               519                377
                                           -----------------   ----------------

          Net interest income after
           provision for loan losses                  6,458              5,374
                                           -----------------   ----------------

Noninterest income
Service charges on deposit accounts                     574                554
Other service charges and fees                           68                 69
Credit card fees                                        357                321
Trust income                                            238                284
Other income                                             67                 84
Realized securities gains, net                          178                ---
                                           -----------------   ----------------
          Total noninterest income                    1,482              1,312
                                           -----------------   ----------------

Noninterest expense
Salaries and employee benefits                        2,237              2,040
Occupancy and furniture and fixtures                    436                437
Data processing and ATM                                 263                305
Credit card processing                                  280                255
Intangibles and goodwill amortization                   238                239
Net costs of other real estate owned                     16                 32
Other operating expenses                                910                868
                                           -----------------   ----------------

          Total noninterest expense                   4,380              4,176
                                           -----------------   ----------------

Income before income tax expense                      3,560              2,510
Income tax expense                                      848                600
                                           -----------------   ----------------

          Net income                                $ 2,712              1,910
                                          ==================   ================

Net income per share, basic and diluted              $ 0.78               0.54
                                          ==================   ================

Weighted average number of common
 shares outstanding                               3,511,377          3,511,377

Dividends declared per share                         $  ---                ---
                                          ==================   ================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                             September 30,       September 30,
($000's except share and per share data)         2002                2001
                                          ==================   ================

Interest income
Interest and fees on loans                          $24,362             25,110
Interest on interest-bearing deposits                   180                475
Interest on federal funds sold                           33                606
Interest on securities - taxable                      4,110              5,955
Interest on securities - nontaxable                   3,314              2,363
                                          ------------------   ----------------

          Total interest income                      31,999             34,509
                                          ------------------   ----------------

Interest expense
Interest on time deposits $100,000 or more            2,605              3,562
Interest on other deposits                            9,400             14,309
Interest on borrowed funds                                4                  7
                                          ------------------   ----------------

          Total interest expense                     12,009             17,878
                                          ------------------   ----------------

          Net interest income                        19,990             16,631
Provision for loan losses                             1,711              1,041
                                          ------------------   ----------------

          Net interest income after
           provision for loan losses                 18,279             15,590
                                          ------------------   ----------------

Noninterest income
Service charges on deposit accounts                   1,678              1,639
Other service charges and fees                          202                214
Credit card fees                                      1,040                917
Trust income                                            718                849
Other income                                            416                210
Realized securities gains (losses), net                 343                (26)
                                          ------------------   ----------------

          Total noninterest income                    4,397              3,803
                                          ------------------   ----------------

Noninterest expense
Salaries and employee benefits                        6,680              6,006
Occupancy and furniture and fixtures                  1,260              1,280
Data processing and ATM                                 849              1,014
Credit card processing                                  764                757
Intangibles and goodwill amortization                   716                674
Net costs of other real estate owned                    139                 52
Other operating expenses                              2,709              2,739
                                          ------------------   ----------------

          Total noninterest expense                  13,117             12,522
                                          ------------------   ----------------

Income before income tax expense                      9,559              6,871
Income tax expense                                    2,196              1,664
                                          ------------------   ----------------
          Net income                                $ 7,363              5,207
                                          ==================   ================

Net income per share, basic and diluted              $ 2.10               1.48
                                          ==================   ================

     Weighted average number of common
      shares outstanding                          3,511,377          3,511,381

       Dividends declared per share                  $ 0.46               0.43
                                          ===================  ================


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                  Accumulated
                                                                     Other
($000's, except for per                 Common      Retained     Comprehensivee    Comprehensive
 share data)                             Stock      Earnings     Income (Loss)     Income (Loss)      Total
                                       ========== ============= ================= ================= ===========
Balances, December 31, 2000              $ 8,780        51,629              (575)              ---      59,834

Net income                                   ---         5,207               ---             5,207       5,207
Dividend ($0.43 per share)                   ---        (1,511)              ---               ---      (1,511)
Other comprehensive income, net of tax:

   Unrealized gains
    on securities
    available for sale, net
    of income tax expense $1,087             ---           ---               ---             2,111         ---

   Reclass adjustment net
    of tax $9                                ---           ---               ---                17         ---
                                                                                   ----------------
Other comprehensive income                   ---           ---             2,128             2,128       2,128
                                       ---------- ------------- ----------------- ----------------- -----------
Comprehensive income                         ---           ---               ---             7,335         ---
                                       ---------- ------------- ----------------- ----------------- -----------
Stock repurchase (1)                          (2)           (6)              ---               ---          (8)
                                       ---------- ------------- ----------------- ----------------- -----------
Balances, September 30, 2001             $ 8,778        55,319             1,553               ---      65,650
                                       ========== ============= ================= ================= ===========

Balances, December 31, 2001              $ 8,778        55,917               566                        65,261

Net income                                   ---         7,363               ---             7,363       7,363
Dividend ($0.46 per share)                   ---        (1,614)              ---               ---      (1,614)
Other comprehensive income, net of tax

   Unrealized gains on
    securities available for
    sale, net of income tax
    expense $1,144                           ---           ---               ---             2,220         ---

   Reclass adjustment net of
    income tax expense $113                  ---           ---               ---              (218)        ---
                                                                                  -----------------
Other comprehensive income                   ---           ---             2,002             2,002       2,002
                                       ---------- ------------- ----------------- ----------------- -----------
Comprehensive income                         ---           ---               ---             9,365         ---
                                       ---------- ------------- ----------------- ----------------- -----------
Balances, September 30, 2002             $ 8,778        61,666             2,568               ---      73,012
                                       ========== ============= ================= ================= ===========

(1)     Represents the repurchase of 500 shares at $16.25 per share.


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                            September 30,        September 30,
($000's)                                                                         2002                2001
                                                                           =================   ==================
Cash flows from operating activities
Net income                                                                          $ 7,363                5,207

Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                        1,711                1,041
     Depreciation of bank premises and equipment                                        751                  841
     Amortization of intangibles                                                        716                  674
     Amortization of premiums and accretion of
      discount, net                                                                     282                  265
     Gains on sales of bank premises and equipment                                      ---                   (1)
     (Gains)losses on sales and calls of securities
      available for sale, net                                                          (331)                  26
     Gains on calls of securities held to                                               (12)                 ---
maturity
     Losses and write-downs on other real estate owned                                   58                    4
      (Increase) decrease in:
       Mortgage loans held for sale                                                     505                 (613)
       Accrued interest receivable                                                      (86)                (330)
       Other assets                                                                    (599)                (194)
     Increase (decrease) in:
       Accrued interest payable                                                        (395)                (208)
       Other liabilities                                                                323                   69
                                                                           -----------------    -----------------

          Net cash provided by operating
           activities                                                                10,286                6,781
                                                                           -----------------    -----------------

Cash flows from investing activities
Net decrease in federal funds sold                                                      436               20,321
Net (increase) decrease in interest-bearing
 deposits                                                                            (1,334)               1,062
Proceeds from calls, maturities and principal payments of
  securities available for sale                                                      12,258               39,244
Proceeds from sales of securities available for
  sale                                                                                  828                  ---
Proceeds from calls, maturities and principal payments of securities
held to maturity                                                                     15,846               12,736
Purchases of securities available for sale                                          (30,252)             (14,609)
Purchases of securities held to maturity                                               (249)            (66,521)
Purchases of loan participations                                                     (2,676)              (3,401)
Collections of loan participations                                                    3,527                3,099
Purchase of loans from acquisition                                                      ---               (9,255)
Net increase in loans to customers                                                  (19,220)             (27,044)
Proceeds from disposal of other real estate owned                                       103                  273
Recoveries on loans charged off                                                          93                   89
Purchase of bank premises and equipment                                                (413)                (804)
Proceeds from disposal of bank premises and equipment                                    11                   15
                                                                           -----------------   ------------------

 Net cash used in investing
           activities                                                               (21,042)             (44,795)
                                                                           -----------------   ------------------





Cash flows from financing activities
Deposits purchased net of premium paid                                                 ---                29,885
Net (decrease) in time deposits                                                     (11,431)             (10,593)
Net increase in other deposits                                                       26,391               21,796
Net increase in other borrowed funds                                                    384                  200
Dividends paid on common stock                                                       (1,614)              (1,511)
Repurchase of common stock                                                              ---                   (8)
                                                                           -----------------   ------------------
          Net cash provided by financing
           activities                                                                13,730               39,769
                                                                           -----------------   ------------------

Net increase in cash and due from banks                                               2,974                1,755
Cash and due from banks at beginning of period                                       12,293               11,130
                                                                           -----------------   ------------------

Cash and due from banks at end of period                                            $15,267               12,885
                                                                           =================   ==================
Supplemental disclosure of cash flow information

Cash paid for interest                                                             $ 12,404               18,086
                                                                           =================   ==================
Cash paid for income taxes                                                          $ 2,464                1,713
                                                                           =================   ==================
Loans charged to the allowance for loan losses                                      $ 1,067                  892
                                                                           =================   ==================
Loans transferred to other real estate owned                                          $ 219                  780
                                                                           =================   ==================
Unrealized gains on securities available for sale                                 $   3,033                3,224
                                                                           =================   ==================


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 2002
                                   (Unaudited)


Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB), Bank of Tazewell County (BTC) and National Bankshares Financial Services Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 2001 Annual Report to Stockholders and additional information supplied in the 2001 Form 10-K.


Note (2)   Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                              For the periods ended
                                                         September 30,           December 31,
                                                      2002           2001            2001
                                                  ============== ============== ================
($000's, except for % data)
Balance at beginning of period                          $ 4,272          3,886            3,886

Provision for loan losses                                 1,711          1,041            1,408

Loans charged off                                        (1,067)          (892)          (1,128)

Recoveries                                                   93             89              106
                                                  -------------- -------------- ----------------

Balance at the end of period                            $ 5,009          4,124            4,272
                                                  ============== ============== ================
Ratio of allowance for loan losses to the end
of period loans net of unearned income and
deferred fees                                              1.21%          1.05%            1.07%
                                                  =============== ============== ================
Ratio of net charge-offs (recoveries) to
average loans, net of unearned income and
deferred fees(1)                                            .32%           .29%             .27%
                                                  =============== ============== ================
Ratio of allowance for loan losses to
nonperforming loans(2)                                 1,361.14%        930.93%        1,206.78%
                                                  =============== ============== ================

(1)     Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans.
        Loans 90 days past due and still accruing are excluded.


                                                           September 30,         December 31,
                                                         2002         2001           2001
                                                     ============= ============ ================
($000's, except for % data)
Nonperforming Assets

 Nonaccrual loans                                            $368          443              354

 Restructured loans                                           ---          ---              ---
                                                     ------------- ------------ ----------------

     Total nonperforming loans                                368          443              354

Foreclosed property                                           269        1,043              211
                                                     ------------- ------------ ----------------

     Total nonperforming assets                              $637        1,486              565
                                                     ============= ============ ================

Ratio of nonperforming assets to loans, net of
unearned income and deferred fees, plus other real
estate owned                                                  .15%         .38%             .14%
                                                     ============= ============ ================


                                                           September 30,         December 31,
                                                         2002         2001           2001
                                                     ============= ============ ================
Accruing Loans Past Due 90 Days or More
 Past due 90 days or more and
  still accruing                                             $895          620              980
                                                     ============= ============ ================
 Ratio of loans past due 90 days or
  more to loans, net of unearned
  income and deferred fees                                    .22%         .16%             .25%
                                                     ============= ============ ================
Impaired Loans

 Total impaired loans                                        $387          811              340
                                                     ============= ============ ================
 Impaired loans with a
  valuation allowance                                         $43          191               65
 Valuation allowance                                          (26)        (114)             (39)
                                                     ------------- ------------- ----------------
 Impaired loans net of allowance                              $17           77               26
                                                     ============= ============ ================
 Impaired loans with no
  valuation allowance                                        $344          620              275
                                                     ============= ============ ================
 Average recorded investment
  in impaired loans                                          $462          646              671
                                                     ============= ============ ================
 Income recognized on impaired
  loans                                                      $ 11           31               57
                                                     ============= ============ ================
 Amount of income recognized
  on a cash basis                                             ---          ---              ---
                                                     ============= ============ ================

Note (3) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of September 30, 2002 are as follows:

                                                                     September 30, 2002

                                                                  Gross             Gross
                                              Amortized         Unrealized        Unrealized           Fair
($ in thousands)                                Costs             Gains             Losses            Values
                                           ----------------- ----------------- ----------------- ------------------
Available for sale:

  U.S. Treasury                                  $ 3,747               233               ---              3,980
  U.S. Government
   agencies and
   corporations                                    5,317                50                 1              5,366
  State and political
   subdivisions                                   61,983             2,556                12             64,527
  Mortgage-backed
   securities                                     13,110               487                 1             13,596
  Corporate debt
   securities                                     17,497               459                70             17,886
  Federal Reserve Bank stock                         208               ---               ---                208
  Federal Home Loan
   Bank stock                                      1,656               ---               ---              1,656
  Other securities                                 1,663               190               ---              1,853
                                           ----------------- ----------------- ----------------- ------------------
     Total securities
      available for sale                        $105,181             3,975                84            109,072
                                           ================= ================= ================= ==================

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of September 30, 2002 are as follows:

                                                                     September 30, 2002

                                                                  Gross             Gross
                                              Amortized         Unrealized        Unrealized           Fair
($ in thousands)                                Costs             Gains             Losses            Values
                                           ----------------- ----------------- ----------------- ------------------
Held to Maturity:

  U.S. Government
   agencies and
   corporations                                   $8,021               189               ---              8,210
  State and political
   subdivisions                                   46,012             2,171                21             48,162
  Mortgage-backed
   securities                                     10,219               388               ---             10,607
  Corporate securities                            22,814             1,413                90             24,137
                                           ----------------- ----------------- ----------------- ------------------
     Total securities
      held to maturity                           $87,066             4,161               111             91,116
                                           ================= ================= ================= ==================

Note (4)  Recent Accounting Prouncements

Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB No. 4, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

        In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

        The Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements no. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of this Statement . In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower-relationship assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

        Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is one or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

        This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

        The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001). Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense They carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill.

        The Company is currently in the process of evaluating the impact, if any, arising from the adoption of Statement 147.



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


Forward Looking Statements

        Management believes that the current rate environment is unsustainable over a long period of time without having an adverse effect on the general economy. Accordingly, rate increases are expected in the first half of 2003. While the Company's yield on earning assets would improve in a higher rate scenario, it would likely be offset by a greater increase in funding costs in the near term. The ultimate impact on the Company's net interest margin will be dependent on several factors. The timing of rate increases and the extent of such will be a primary factor. However, the effect of the rate increase could be mitigated by asset and liability management practices. Additional uncontrollable events that may affect the general economy and rate levels include the ongoing terrorist threat, interruption of the nation's oil supplies, and other potential side effects from problems in the Middle East. Recent accounting scandals and their effect on the stock markets may also have an adverse effect on the general economy. While management can plan for various scenarios or rate environments, it cannot predict the ultimate outcome.
        In the meantime, while interest rates remain at low levels, it is expected that the Company's yield on earning assets will gradually decline as older higher rate loans and investments mature. A corresponding or proportionate decline in the cost to fund earning assets is not anticipated as many of the higher rate time deposit instruments have already matured. The ultimate effect on the net interest margin is not known as the outcome is dependent upon the timing of any future interest rate increases and other factors previously mentioned related to the general economy and world events.

Analysis of Financial Condition and Results of Operations for the Nine Months Ended September 30,2002
--------------------------------------------------------------------------------

        Net income for the nine months ended September 30, 2002 was $7,363, which represents an increase of $2,156 or 41.4% when compared to the same period in 2001. The annualized return on average assets for the nine months ended September 30 2002 was 1.52% and 1.10% for the period ended September 30, 2001. The annualized return on average equity was 14.31% for the period ended September 30, 2002 and 11.13% for September 30, 2001.

        Earnings per share for the period ended September 30, 2002 was $2.10 and $1.48 in 2001 for the same period.

Net Interest Income

        Net interest income at the end of the third quarter of 2002 was $19,990, an increase of $3,359 or 20.2%. Interest income decreased $2,510 or 7.3%, when the periods ending September 30, 2002 and 2001 are compared. Interest expense decreased $5,869, or 32.8%, when the two periods are compared. The yield on earning assets was 7.37%, decreasing 65 basis points from September 30, 2001. The cost to fund earning assets for the period ending September 30, 2002 was 2.62% or a 138 basis point decrease from the same period in 2001. This resulted in a increase in the net interest margin. As seen by this data, substantially lower funding costs due to the low rate environment accounted for most of the improvement.
        Following is a table showing the year-to-date average balances for interest-earning assets, interest-bearing liabilities and the related yield and cost.

                                        Average                        Yield
                                        Balance        Interest         Cost

Loans, net                              410,020          24,467        7.98%
Taxable securities                       88,912           4,110        6.18%
Nontaxable securities                    97,834           5,049        6.90%
Federal funds sold                        2,653              33        1.66%
Interest-bearing deposits                14,328             180        1.68%
                                      ---------------------------------------
Total interest-earning assets           613,747          33,839        7.37%
                                      =======================================

Interest-bearing demand deposits        143,263           1,631        1.52%
Savings deposits                         49,126             382        1.04%
Time deposits                           310,026           9,992        4.31%
Short-term borrowings                       297               4        1.80%
                                      ---------------------------------------
Total interest-bearing liabilities      502,712          12,009        3.19%
                                      =======================================

                                                -----------------------------
Net interest income/interest spread                      21,830        4.18%
                                                =============================
                                                                =============
Net yield on earning assets                                            4.76%
                                                                =============

Provision and Allowance for Loan Losses


        The ratio of the allowance for loan losses to loans net of unearned income was 1.21% at September 30 2002. This compares to 1.05% at September 30, 2001. The provision for the first nine months of 2002 was $1,711, up $670 over the same period the prior year.
        While management continues to believe that overall credit quality remains sound, net charge-offs are expected to be at slightly higher levels in 2002, due in part to increasing losses in the consumer loan portfolio. With most of the growth occurring in commercial loans the Company's exposure to losses resulting from defaults in a small number of large credits has also increased. The ratio of the allowance for loan losses to loans at December 31, 2001 was 1.07%.

Noninterest Income

        Noninterest income is comprised of service charges on deposit accounts, other service charges and fees, credit card fees, trust income and other income. Net securities gains and losses are also included in this category. Noninterest income for the period ended September 30, 2002 was $4,397, an increase of $594 or 15.6%.

        Credit card fees increased $123 or 13.4%. This increase was primarily due to volume.

        Trust income decreased by 15.4% when compared to the first nine months of 2001. Trust income is dependent on market conditions as well as the types of accounts being handled at any given point in time. The level of estate business, for example, cannot be predicted with any degree of precision. Market conditions, which control values of assets managed and in turn trust fees, have been less favorable. With the current market volatility, management believes that market conditions, though unpredictable, will tend to have an adverse affect on trust fees.

        Realized securities gains/(losses) were $343 for the period ended September 30, 2002. In 2002 the Company sold two thirds of its investment in a local bank holding company, which produced a gain of approximately $334. Also included in realized net gains and losses are the result of called securities and write-downs in investments in limited liability companies (LLC). The LLC investments allow the company to derive income from title insurance, life & casualty insurance and investment products. The write-downs represent an adjustment of the Company's equity investment in these companies.


        Other income contained some nonrecurring or infrequent items as well as two new forms of revenues, which accounted for a portion of the $206 increase over 2001. Contributing to this increase were nontaxable proceeds from a life insurance policy, which was approximately $36, and a recovery of legal fees of $14 incurred in a prior year. In addition, there was a nonrecurring adjustment to fees of approximately $48. Other income includes commissions from the sale of securities and insurance products in the amount of $195 compared to $51 at September 30, 2001.

Noninterest Expense

        Noninterest expense for the period ended September 30 2002 was $13,117 an increase of $595 or 4.8%.

        Salaries and employee benefits increased by $674 or 11.2% when the periods ended September 30, 2002 and 2001 are compared. This increase was due in part to the acquisition of a branch in late March 2001. Due to the timing of the purchase the full impact of the additional expense was not experienced in 2001. Also, included in the 2002 expense is the full effect of salaries and employee benefits associated with the Company's financial services affiliate. Routine merit salary and promotional salary increases further contributed to the increase in this category.

        Data processing costs decreased $165 or 16.3%. This decline was primarily due to a reduction achieved in maintenance costs and the absence of conversion costs associated with the 2001 branch acquisition that has been discussed.

        Credit card processing increased $7 or 0.9%. Included in credit card expense for 2002 were two nonrecurring items. The first was a rebate of processing charges of approximately $42. The second was a rebate for $10 received as a signing bonus for a new processor. The decrease caused by these items in part,offsets the increases in expenses related to volume.

        Intangibles expense for the third quarter of 2002 was $716 compared to $674 during the same period last year. This increase was related to the branch acquisition that occurred in the latter part of March 2001. Since the transaction occurred late in the first quarter of 2001, intangibles expense was prorated.


Balance Sheet

        Total assets at September 30, 2002 were $667,646, an increase of $23,023 or 3.6% from period end assets at December 31, 2001.


Securities

        Securities available for sale increased by 23.0%, while securities held to maturity decreased 15.3%. (Refer to the table previously presented for portfolio composition.)


Loans

        Loans net of unearned income grew by $17,083 or 4.3% from December 31, 2001. Since December 31, 2001, construction loans increased by $2,304 or 11.8%, with real estate mortgage loans increasing $3,433 or 4.4%. The largest increase, however, was in the commercial loan category which grew by $22,269 or 11.7%. The only category to show a decrease was loans to individuals, which declined by $11,323 or 10.0%. Given the general economic conditions, it is not known to what extent loans to individuals will ultimately decline or when growth in this area will resume. Loans to individuals generally produce higher yields than other loan categories. A prolonged and substantial decline of these loans could have a measurable impact on the Company's net interest margin.


Deposits

        Total deposits increased $14,960 or 2.6% when September 30, 2002 and December 31, 2001 are compared.

        Noninterest-bearing demand deposits increased $6,420 or 8.9%, when September 30, 2002 and December 31, 2001 are compared. During the same period interest-bearing demand deposits increased by 15.0%, while savings deposits declined 0.4%. Management believes that the increase in interest-bearing demand deposits is in part due to the customers' expectations of higher interest rates in the near to intermediate term. Hence, the Company's customers are not committing their funds to longer-term time deposits. Thus the largest decrease in deposits took place in time deposits category, which declined by $11,431 or 3.6%.


Daily Averages

        Daily averages for the major categories are as follows:

(000's)                       September 30,2002      December 31,2001
                             --------------------- ---------------------
Loans, net                        $409,342                 380,970
Securities available for sale       90,972                 109,682
Securities held to maturity         95,774                  79,127
Total assets                       647,301                 635,692
Total deposits                     575,880                 569,139
Stockholders' equity                68,817                  63,460


Liquidity

        Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals.

        Cash from operating activities was $10,286. The primary sources are net income and net sales of real estate loans held for sale.

        Cash used in investing activities was $21,042. As can be seen from the cash flow statement the principal use of cash was for lending activities and the purchase of securities available for sale.

        Financing activities during the period provided $13,730 mainly in the other deposit category.

        Management is not aware of any commitments that will result in, or are likely to result in, a material and adverse decline in liquidity.


Branching Activity

        The Company's NBB affiliate announced in the second quarter its plans to establish a new branch in Christiansburg, Virginia. The new office will be located in the downtown area and is expected to be opened in the second quarter of 2003.
        In a move to control costs and to enhance customer service, the Company's BTC affiliate plans to consolidate its two Bluefield, Virginia offices into the newly renovated office at Virginia Avenue.

        Analysis of the Financial Condition and Results of Operations for the Three Months Ending September 30, 2002
--------------------------------------------------------------------------------

        Net income for the three months ended September 30, 2001 was $2,712, an increase of $802 or 42.0% over the same period in 2001. The annualized return on average assets for the third quarter of 2002 was 1.65% and 1.18% for the third quarter of 2001. The annualized return on average equity for the third quarter of 2002 was 15.30%. This compares to 11.84% for the same period in 2000.
        Basic earnings per share for the three months ended September 30,2002 was $0.78, an increase of $0.24 from the third quarter of 2001.

Net interest income

        Net interest income for the quarter ended September 30, 2002 was $6,977 or a 21.3% increase from the same quarter in 2001. As previously discussed, the Company continues to benefit from the low interest rate environment.

Provision for loan losses

        The provision for loan losses for the third quarter of 2002 was $519. This compares to $377 for the same period the prior year. The increase in the provision was necessitated in part by loan growth and a higher level of charge-offs. As previously mentioned, an increasing concern for loss exposure in the consumer loan portfolio exists. The shift in the loan portfolio mix as discussed previously also contributes to the need for an increased provision.


Noninterest income

        Noninterest income for the third quarter of 2002 was $1,482, an increase of $170 over the period ending September 30, 2001. Previously mentioned securities gains accounted for the majority of this increase.

      Service charges on deposits remained relativity unchanged increasing $20 or 3.6% when the quarter-ended September 30, 2002 is compared to the same period in 2001.

      Trust income decreased by 16.2% when the two periods are compared. As previously discussed various factors contribute to the level of trust income. Market values of assets managed are dependent on market valuations, which recently have been generally lower.

Noninterest expense

      Noninterest expense for the quarter ended September 30, 2002 was $4,380. This represents an increase of $204 or 4.9% when compared to the quarter ended September 30, 2001. This quarterly increase is consistent with the year-to-date overall increase of 4.8% experienced so far this year.

Balance Sheet

        Total average assets for the quarter ended September 30, 2002 were $657,504, which represents an increase of $13,447 or 2.1% over total assets at September 30, 2001. A comparison of selected quarterly averages follows.


($000)                                September 30, 2002    September 30, 2001
                                      ------------------    ------------------


Securities available for sale               $ 96,937              109,332
Securities held to maturity                   89,474               88,583
Loans net of unearned income and fees        414,319              387,997
Noninterest-bearing deposits                  75,223               69,489
Interest-bearing deposits                    508,714              507,744
Stockholder's equity                          71,104               63,995

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


Item 4. Controls and Procedures

        Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


        Disclosure controls and procedures are our controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                   National Bankshares, Inc. and Subsidiaries
                                     Part II
                                Other Information

Items 1-3.     Legal Proceedings; Changes in Securities and Use of Proceeds;
               Defaults upon Senior Securities

               None for the three months ended September 30, 2002.

Item 4.        Submission of Matters to a Vote of Security Holders

               None


Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K

               The Company had no filings on Form 8-K for the quarter ended September 2002. See the index to exhibits for items incorporated by reference to this filing.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            National Bankshares, Inc.
                                  (Registrant)





     Date:       11/13/02          /s/ James G. Rakes
               ------------        -------------------------------------------
                                   James G. Rakes, Chairman,
                                   President and Chief Executive Officer



     Date:       11/13/02          /s/ J. Robert Buchanan
               ------------        -------------------------------------------
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

*10(iii)(A)  Employee Lease Agreement dated May 7, 1992,    (incorporated
             by and between National Bankshares, Inc. and   herein by
             The National Bank of Blacksburg                reference to
                                                            Exhibit 10(c) of
                                                            the Annual Report on
                                                            Form 10K for
                                                            fiscal year ended
                                                            December 31, 1992)
*10(iii)(A)  National Bankshares, Inc. 1999 Stock Option    (incorporated
             Plan                                           herein by reference
                                                            to Exhibit 4.3 of
                                                            the Form S-8, filed
                                                            as Registration No.
                                                            333-79979 with the
                                                            Commission  on June
                                                            4, 1999)
*10(iii)(A)  Employment Agreement dated January 2002
             between National Bankshares, Inc. and          (incorporated herein
             James G. Rakes                                 by   reference   to
                                                            Exhibit 10(iii) (A)
                                                            Form 10Q for the
                                                            period ended June
                                                            30, 2002.)

10(iii)(A)   Employee Lease agreement dated August
             14, 2002, by and between National Bankshares and The National Bank of Blacksburg


   99(a)     Certification of Chief Executive Officer
             Pursuant to 18 U.S.C. Section 350


   99(b)     Certification of Chief Financial Officer
             Pursuant to 18 U.S.C. Section 350