Form 10-K
period 2002-12-31
NATIONAL BANKSHARES INC
filed 2003-03-31
CIK 796534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the fiscal year ended                  Commission file number
      December 31, 2002                             0-15204

                            National Bankshares, Inc.
   --------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Virginia                                 54-1375874
---------------------------------                     -----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

      101 Hubbard Street
      Blacksburg, Virginia 24060
----------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code      (540) 951-6300
                                                     --------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $2.50 per Share
    ---------------------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.     X
        -----

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act).
Yes   X      No
    -----        -----

The aggregate market value of the voting common equity held by nonaffiliates of the Registrant at $26.75, the price at which the common equity was sold as of June 30, 2002, the last business day of Registrant's most recently completed second quarter, was $88,230,408.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at March 3, 2003
------------------------------                ------------------------------
Common Stock, $2.50 Par Value                           3,511,377


                       DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrants' Annual Report to Stockholders for the year ended December 31, 2002, is incorporated by reference into Parts I and II of this report.

Selected information from the Registrant's Proxy Statement for the Annual Meeting to be held April 8, 2003 and filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.


                        (This report contains 81 pages.)
                  (The Index of Exhibits are on pages 47 & 48.)

                                Table of Contents


                                                                            Page
Part I

Item 1.      Business                                                        3
Item 2.      Properties                                                      32
Item 3.      Legal Proceedings                                               32
Item 4.      Submission of Matters to a Vote of
              Security Holders                                               32
             Executive Officers of the Registrant                            33
Part II

Item 5.      Market for Registrant's Common
              Equity and Related Stockholder
              Matters                                                        35
Item 6.      Selected Financial Data                                         35
Item 7.      Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                                  35
Item 7A.     Quantitative and Qualitative
              Disclosures About Market Risk                                  35
Item 8.      Financial Statements and
              Supplementary Data                                             37
Item 9.      Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                                           38
Part III

Item 10.     Directors and Executive Officers of
               the Registrant                                                38
Item 11.     Executive Compensation                                          38
Item 12.     Security Ownership of Certain
               Beneficial Owners and Management                              38
Item 13.     Certain Relationships and Related
               Transactions                                                  38
Item 14.     Controls and Procedures                                         39

Part IV

Item 15.     Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K                            39

Signatures                                                                   43

Index to Exhibits                                                          47-48

                                     Part I


($ In Thousands Except Per Share Data)

Item 1.  Business.
-----------------

History and Business

  National Bankshares, Inc. (Bankshares) is a financial holding company organized under the laws of Virginia in 1986 and registered under the Bank Holding Company Act (BHCA). Bankshares conducts a good deal of its business operations through its two wholly-owned bank subsidiaries, The National Bank of Blacksburg (NBB), Bank of Tazewell County (BTC) and through National Bankshares Financial Services, Inc. (NBFS) doing business as National Bankshares Investment Services and National Bankshares Insurance Services, collectively referred to as "The Company".

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

  At December 31, 2002, NBB had total assets of $381,099. Total deposits at this date were $340,751. NBB's net income for 2002 was $6,426 which produced a return on average assets of 1.76% and a return on average stockholders' equity of 17.57%. Refer to footnote 12 of the Company's 2002 Annual Report to Stockholders for NBB's risk-based capital ratios.

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

  At December 31, 2002 BTC had total assets of $300,347. Total deposits at this same date were $267,553. BTC's net income for 2002 was $3,499 which produced a return on average assets of 1.22% and a return on average stockholders' equity of 11.68%. Refer to footnote 12 of the Company's 2002 Annual Report to Stockholders for BTC's risk-based capital ratios.

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

Construction Loans

  NBB makes loans for the purpose of financing the construction of business and residential structures to financially responsible business entities and individuals. These loans are subject to the same credit criteria as commercial and residential real estate loans. Although BTC offers construction loans, its involvement in this area of lending is more limited than NBB's due to the nature of its market area.

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

  The following table sets forth, for the three fiscal years ended December 31, 2002, 2001 and 2000 the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

                                                              Percentage of
Period                       Class of Service                Total Revenues
------                       ----------------                --------------
December 31, 2002            Interest and Fees on Loans          66.90%
                             Interest on Investments             20.65%
December 31, 2001            Interest and Fees on Loans          55.84%
                             Interest on Investments             21.37%
December 31, 2000            Interest and Fees on Loans          66.74%
                             Interest on Investments             21.22%

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

  Montgomery County's largest employer is Virginia Polytechnic Institute and State University (VPI & SU) located in Blacksburg. VPI & SU is the Commonwealth's land grant college and also its largest university. Employment at VPI & SU has remained relatively stable over the past three years, and it is not expected to change materially in the next few years. A second state supported university, Radford University, is located in NBB's service area. It too has provided stable employment opportunities in the region. The State of Virginia has announced significant cuts in financial support to both universities. To date, these cuts have not translated into large reductions in employment.

  Giles County's primary employer is the Celanese Corp. plant, a manufacturer of the material from which cigarette filters are made. Employment at this plant has remained relatively stable over the past several years.

  Pulaski County's major employer is the Volvo Heavy Trucks production facility. During 2000, the Volvo company laid off a significant number of workers, however the company has recently consolidated manufacturing from another plant at the Pulaski County location and has recalled a portion of the laid off employees. The county also has several large furniture plants, most notably Pulaski Furniture and Ethan Allen.

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

Bank of Tazewell County Market Area

  Most of BTC's business originates from Tazewell County, Virginia and Mercer County, West Virginia. This includes the towns of Tazewell, Richlands and Bluefield, Virginia and Bluefield, West Virginia. BTC also has offices located in the Towns of Wytheville, Marion and Abingdon located in Wythe, Smyth and Washington Counties, Virginia, respectively. BTC's primary market area has largely depended on the coal mining industry and farming for its economic base. In recent years, coal companies have mechanized reducing the number of individuals required for the production of coal. However, there are still a number of support industries for the coal mining business that continue to provide employment in the area. Additionally, several new businesses have been established in the area, and Bluefield, West Virginia has emerged as a regional medical center. Real estate values remain stable and comparable to other areas in Southwest Virginia. BTC's expanded market areas in Wythe, Smyth and Washington Counties have a diverse economic base, with manufacturing, agriculture, education and service industries all represented.

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

Registrant's Organization and Employment

  Bankshares, NBB, BTC and NBFS are organized in a holding company/subsidiary structure. Until January 1, 2002, Bankshares had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. Until January 1, 2002, all compensation paid to Bankshares officers was paid by the subsidiary banks, except for fees paid to Chairman, President and Chief Executive Officer James G. Rakes and to Corporate Officer Cameron L. Forrester for their service as directors of the Company. On January 1, 2002, several administrative functions that serve multiple subsidiaries were moved to the holding company level. These functions include audit, compliance, loan review and human resources. Employees performing these functions who were formerly employed at the bank level are now employed at the holding company level.

  At December 31, 2002, NBB employed 129.5 full time equivalent employees at its main office, operations center and branch offices. BTC at December 31, 2002 employed 102 full time equivalent employees in its various offices and operational areas. Bankshares had 12 and NBFS had 3 full time employees at December 31, 2002.

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

  The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the GLBA), enacted on November 12, 1999, broadly rewrote financial services legislation. The GLBA permits significant combinations among different sectors of the financial services industry; allows for significant expansion of financial service activities by Bank holding companies and provides for a regulatory framework by various governmental authorities responsible for different financial activities; and offers certain financial privacy protections to consumers. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act and, by amending the Bank Holding Company Act, the GLBA added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. The GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. The GLBA permits affiliations between banks and securities firms within the same holding company structure, and the Act permits financial holding companies to directly engage in a broad range of securities and merchant banking activities.

  The Gramm-Leach-Bliley Act has led to important changes in the manner in which financial services are delivered in the United States. Bank holding companies and their subsidiary banks are able to offer a much broader array of financial services; however, there is greater competition in all sectors of the financial services market.

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

  National banks, like NBB, are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located. Under current Virginia law, NBB may open branch offices throughout Virginia with the prior approval of the OCC. In addition, with prior approval of the OCC, NBB will be able to acquire existing banking operations in Virginia. As a state bank, BTC is subject to Virginia state branching laws, with state banking regulatory and Federal Reserve Bank approval, BTC is able to acquire existing banking operations in the state.

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

Company Website

  National Bankshares maintains a website at www.nationalbankshares.com. Beginning with this Form 10-K, the Company will make available through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the material is electronically filed with the Securities and Exchange Commission.

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
 ($ in thousands)

                                                                  December 31,
                                                   --------------------------------------------
Assets                                                  2002          2001           2000
===============================================================================================
Cash and due from banks                            $    10,737      $  10,221     $  11,355
Interest - bearing deposits                             17,765         10,986        10,683
Federal funds sold                                       2,644         18,419         6,149
Securities available for sale:
   Taxable                                              43,882         69,486        87,813
   Nontaxable                                           52,995         40,196        31,302
Securities held to maturity:
   Taxable                                              48,815         46,043         9,029
   Nontaxable                                           45,801         33,084        14,542
Mortgage loans held for sale                               955            808           519
Loans, net                                             404,717        376,958       310,624
Other assets                                            27,472         29,491        18,365
                                                   --------------------------------------------
     Total assets                                  $   655,783      $ 635,692     $ 500,381
===============================================================================================

Liabilities and Stockholders' Equity
===============================================================================================
Noninterest-bearing demand                         $    74,269      $  66,793     $  56,709
 Deposits
Interest-bearing demand deposits                       147,749        116,529        85,713
Savings deposits                                        49,151         47,175        43,138
Time deposits                                          312,129        338,642       248,113
                                                   --------------------------------------------
     Total deposits                                $   583,298      $ 569,139     $ 433,673
Short-term borrowings                                      311            295         9,011
Other liabilities                                        2,279          2,798         2,015
                                                   --------------------------------------------
   Total liabilities                               $   585,888      $ 572,232     $ 444,699
Stockholders' equity                                    69,895         63,460        55,682
                                                   --------------------------------------------
   Total liabilities and
    Stockholders' equity                           $   655,783      $ 635,692     $ 500,381
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

                     ----------------------------------------------------------------------------------------------------------
                              December 31, 2002                   December 31, 2001                   December 31, 2000
                     ----------------------------------------------------------------------------------------------------------
                                               Average                            Average                           Average
                      Average                   Yield/     Average                 Yield/     Average                Yield/
($ in thousands)      Balance      Interest     Rate       Balance    Interest      Rate      Balance     Interest    Rate
                     ----------------------------------------------------------------------------------------------------------
Interest-earning
 Assets:
Loans, net (1)(2)(3)     $410,437    $32,556     7.93%     $381,778    $33,584      8.80%      $314,685    $28,454    9.04%
Taxable securities         92,697      5,490     5.92%      115,529      7,501      6.56%        96,842      6,760    6.98%
Nontaxable
 Securities (1)            98,796      6,885     6.97%       73,280      5,091      6.95%        45,844      3,420    7.46%
Federal funds sold          2,644         42     1.59%       18,419        652      3.54%         6,149        338    5.50%
Interest bearing
 Deposits                  17,765        276     1.55%       10,986        577      5.25%        10,683        689    6.45%
                     ----------------------------------------------------------------------------------------------------------
Total interest-
 Earning assets          $622,339    $45,249     7.27%     $599,992    $47,405      7.91%      $474,203    $39,661    8.36%
                     ==========================================================================================================
Interest-bearing
 Liabilities:
Interest-bearing
 Demand deposits         $147,749    $ 2,219     1.50%     $116,529    $ 2,518      2.16%      $ 85,713    $ 2,243    2.62%
Savings deposits           49,151        508     1.03%       47,175        919      1.95%        43,138      1,135    2.63%
Time deposits             312,129     13,032     4.18%      338,642     19,326      5.71%       248,113     14,157    5.71%
Short-term
 Borrowings                   311          5     1.61%          295          8      2.71%         1,727        118    6.83%
Long-term debt                ---        ---       ---          ---        ---       ---          7,284        510    7.00%
                     ----------------------------------------------------------------------------------------------------------
Total interest-
 Bearing liabilities     $509,340    $15,764     3.09%     $502,641    $22,771      4.53%      $385,975    $18,163    4.71%
                     ==========================================================================================================
Net interest income
 and interest rate
 spread                              $29,485     4.18%                 $24,634      3.38%                  $21,498    3.66%
                     ==========================================================================================================
Net yield on average
 Interest-earning
 Assets                                          4.74%                              4.11%                             4.53%
                     ==========================================================================================================

(1) Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 34%.
(2) Loan fees of $660 in 2002, $608 in 2001 and $381 in 2000 are included in total interest income. (3) Nonaccrual loans are included in average balances for yield computations.

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

                                   ==========================================================================================
                                                  2002 Over 2001                                 2001 Over 2000
                                   ------------------------------------------------------------------------------------------
                                          Changes Due To                               Changes Due To
                                   ------------------------------               -------------------------------
                                                                   Net Dollar                                     Net Dollar
($ in thousands)                     Rates(2)       Volume(2)        Change         Rates(2)       Volume(2)        Change
=============================================================================================================================
Interest income:(1)
  Loans                              $ (3,442)    $  2,414         $ (1,028)       $  (791)        $ 5,921      $   5,130
  Taxable securities                     (619)      (1,392)          (2,011)          (430)          1,171            741
  Nontaxable securities                    16        1,778            1,794           (249)          1,920          1,671
  Federal funds sold                     (239)        (371)            (610)          (157)            471            314
  Interest bearing deposits              (540)         239             (301)          (131)             19           (112)
-----------------------------------------------------------------------------------------------------------------------------
Increase(decrease) in
 income on interest-
 earning assets                      $ (4,824)    $  2,668         $ (2,156)       $ 1,758         $ 9,502      $   7,744
-----------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest-bearing demand
   deposits                            $ (877)    $    578         $   (299)       $  (437)        $   712      $     275
  Savings deposits                       (448)          37             (411)          (315)             99           (216)
  Time deposits                        (4,824)      (1,421)          (6,294)             3           5,166          5,169
  Short-term borrowings                    (3)         ---               (3)           (46)                          (110)
  Long-Term Borrowings                    ---          ---              ---            ---             (64)          (510)
                                                                                                      (510)
-----------------------------------------------------------------------------------------------------------------------------
Increase(decrease) in expense of
 interest-bearing liabilities        $ (6,201)     $  (806)        $ (7,007)      $   (795)        $ 5,403      $   4,608
-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
 interest income                     $  1,377      $ 3,473         $  4,851       $   (963)        $ 4,099      $   3,136
=============================================================================================================================

(1)      Taxable equivalent basis using a Federal income tax rate of 34%.

(2) Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.


 II.     Investment Portfolio

         A.     Book Value of Investments
                The amortized costs and fair values of securities available for sale as of December 31, 2002, 2001 and 2000 were as follows:

                                          ==============================================================================
                                                                          December 31,
                                          ------------------------------------------------------------------------------
                                                     2002                      2001                      2000
                                          ------------------------------------------------------------------------------
                                            Amortized       Fair       Amortized      Fair      Amortized      Fair
($ in thousands)                              Costs        Values        Costs       Values       Costs       Values
========================================================================================================================
 Available for sale:
 U.S. Treasury                                    $3,748      $3,962        $6,248      $6,248       $6,246      $6,331
 U.S. Government agencies and
  corporations                                     7,038       7,132         5,340       5,375       54,815      54,034
 States and political subdivisions                68,876      70,692        51,030      51,189       35,456      35,606
 Mortgage-backed securities (1)                   16,244      16,809        13,178      13,415       11,818      11,776
 Corporate debt securities                        16,993      17,411         9,066       9,093       14,341      14,058
 Federal Home Loan Bank stock                      1,655       1,655         1,411       1,411        1,329       1,329
 Federal Reserve Bank stock                          209         209           209         209          209         209
 Other securities                                  1,670       1,864         1,328       1,485          442         442
                                          ------------------------------------------------------------------------------
    Total securities available for sale         $116,433    $119,734      $ 87,810     $88,667     $124,656    $123,785
========================================================================================================================

                The amortized costs of securities held to maturity as of December 31, 2002, 2001 and 2000 were as follows:

                                            =============================================
                                                               December 31,
                                            ---------------------------------------------
($ in thousands)                                   2002          2001           2000
=========================================================================================
Held to maturity:
 U.S. Treasury                                      $ ---     $     ---      $    ---
 U.S. Government agencies and corporations         10,013        17,025         8,500
 States and political subdivisions                 52,610        49,230        17,288
 Mortgage-backed securities (1)                     8,989        13,723           288
 Corporate                                         27,948        22,831         6,483
                                            ---------------------------------------------
    Total securities held to maturity            $ 99,560     $ 102,809      $ 32,559
=========================================================================================

                (1) The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2002 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Financial Institution Examination Council's (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and price sensitivity which are the primary risks associated with this type of security. Such tests are usually subject to regulatory review.

                       Except for U.S. Government securities, the Company has no
                securities with any issuer that exceeds 10% of stockholders' equity.


B.       Maturities and Associated Yields
         The following table presents the maturities for those securities available for sale and held to maturity as of December 31, 2002 and weighted average yield for each range of maturities.

                                   =======================================================================================
                                                                   Maturities and Yields
                                                                     December 31, 2002
                                   ---------------------------------------------------------------------------------------
($ in thousands except for % data)       < 1 Year     1-5 Years     5-10 Years     > 10 Years       None          Total
==========================================================================================================================
Available for Sale:
-------------------

U.S. Treasury                             $1,544        $2,418           $---           $---         $---          $3,962
                                           5.44%         5.72%            ---            ---          ---           5.61%
--------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                     ---         2,548          2,741          1,843          ---           7,132
                                             ---         5.09%          4.82%          5.88%          ---           5.19%
--------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                   ---           363          2,687         13,759          ---          16,809
                                             ---         3.56%          3.68%          5.76%          ---           5.38%
--------------------------------------------------------------------------------------------------------------------------
States and Political                         317           855            ---          1,803          ---           2,975
 Subdivision - taxable                     7.02%         7.03%            ---          7.33%          ---           7.21%
--------------------------------------------------------------------------------------------------------------------------
States and Political Subdivision           3,207         6,243         27,177         31,091          ---          67,717
 - nontaxable(1)                           6.75%         6.74%          6.08%          6.22%          ---           6.24%
--------------------------------------------------------------------------------------------------------------------------
Corporate                                  1,025         4,969         11,417            ---          ---          17,411
                                           6.96%         5.90%          5.77%            ---          ---           5.88%
--------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank stock                 ---           ---            ---            ---        1,655           1,655
                                             ---           ---            ---            ---        5.25%           5.25%
--------------------------------------------------------------------------------------------------------------------------
Federal Reserve Bank stock                   ---           ---            ---            ---          209             209
                                             ---           ---            ---            ---        6.00%           6.00%
--------------------------------------------------------------------------------------------------------------------------
Other securities                             634           ---            ---            ---        1,230           1,864
                                           1.10%           ---            ---            ---        1.30%           1.29%
--------------------------------------------------------------------------------------------------------------------------
Total                                      6,727        17,396         44,022         48,496        3,093         119,734
                                           5.96%         6.02%          5.80%          6.12%        3.76%           5.92%
--------------------------------------------------------------------------------------------------------------------------
Held to Maturity
----------------

U.S. Treasury                                ---           ---            ---            ---          ---             ---
                                             ---           ---            ---            ---          ---             ---
--------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                   1,000         7,000          2,013            ---          ---          10,013
                                           7.86%         5.04%          4.41%            ---          ---           5.19%
--------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                   ---            40              3          8,946          ---           8,989
                                             ---         7.64%          9.00%          5.95%          ---           5.95%
--------------------------------------------------------------------------------------------------------------------------
States and Political                         ---         1,349            683          2,000          ---           4,032
 Subdivision - taxable                       ---         6.11%          5.98%          5.32%          ---           5.69%
--------------------------------------------------------------------------------------------------------------------------
States and Political                       2,255         2,955         25,599         17,769          ---          48,578
 Subdivision - nontaxable                  7.03%         7.06%          6.13%          6.27%          ---           6.28%
--------------------------------------------------------------------------------------------------------------------------



Corporate                                    898        16,098         10,952            ---          ---          27,948
                                           6.66%         6.13%          6.72%            ---          ---           6.37%
--------------------------------------------------------------------------------------------------------------------------
Other securities                             ---           ---            ---            ---          ---             ---
                                             ---           ---            ---            ---          ---             ---
--------------------------------------------------------------------------------------------------------------------------
Total                                      4,153        27,442         39,250         28,715          ---          99,560
                                           7.15%         5.95%          6.21%          6.10%          ---           6.15%
==========================================================================================================================

(1) Rates shown represent weighted average yield on a fully taxable basis.

III.    Loan Portfolio

        The Company concentrates its lending activities in commercial and industrial loans, real estate mortgage loans both residential and business, and loans to individuals. The following tables set forth (i) a comparison of the Company's loan portfolio by major category of loans as of the dates indicated and (ii) the maturities and interest rate sensitivity of the loan portfolio at December 31, 2002.

        A. Types of Loans

                                     ================================================================
                                                              December 31,
                                     ----------------------------------------------------------------
($ in thousands)                          2002         2001        2000        1999        1998
=====================================================================================================
Commercial and industrial
 loans                                    $209,368    $189,764    $163,929    $149,386     $110,509

Real estate mortgage
 loans                                      82,193      77,339      71,163      58,829       48,724

Real estate construction
 loans                                      22,294      19,573      16,726      14,669       12,827

Loans to individuals                        96,762     113,413     110,176      73,825       69,493
                                     ----------------------------------------------------------------
 Total loans                              $410,617    $400,089    $361,994    $296,709     $241,553

Less unearned income and
 deferred fees                              (1,278)     (1,775)     (2,313)     (1,916)      (2,296)
                                     ----------------------------------------------------------------
 Total loans, net of
  unearned income                         $409,339    $398,314    $359,681    $294,793     $239,257

Less allowance for loans
 losses                                     (5,092)     (4,272)     (3,886)     (3,231)      (2,679)
                                     ----------------------------------------------------------------
 Total loans, net                         $404,247    $394,042    $355,795    $291,562     $236,578
=====================================================================================================

        B.     Maturities and Interest Rate Sensitivities

                                        =============================================================
                                                             December 31, 2002
                                        -------------- --------------- -------------- ---------------
                                                                           After
($ in thousands)                           <1 Year       1-5 Years        5 Years         Total
======================================= ============== =============== ============== ===============
Commercial and
 industrial                                   $50,675         $98,804        $59,889        $209,368
Real estate
 construction                                  18,806           3,488            ---          22,294
Less loans with
 predetermined interest
 rates                                         10,847          22,631         19,896          53,374
                                        -------------- --------------- -------------- ---------------
Loans with adjustable
 rates                                        $58,634         $79,661        $39,993        $178,288
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

                                               ========================================================
                                                                    December 31,
                                               --------------------------------------------------------
($ in thousands)                                  2002       2001       2000       1999        1998
-------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial and industrial                    $  102     $  175           $ 65        $ 65       $---
  Real estate mortgage                            152         11              5          33         28
  Real estate construction                        ---        ---            ---         ---        ---
  Loans to individuals                             34        168             18          53        ---
-------------------------------------------------------------------------------------------------------
                                               $  288     $  354           $ 88        $151       $ 28
-------------------------------------------------------------------------------------------------------
Restructured loans:
  Commercial and industrial                       ---        ---            ---          40        ---
-------------------------------------------------------------------------------------------------------
Total nonperforming loans                      $  288     $  354           $ 88        $191       $ 28
Other real estate owned, net                      537        211            540         447        628
-------------------------------------------------------------------------------------------------------
Total nonperforming assets                     $  825        565           $628        $638       $656
                                               ========================================================
-------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more:
  Commercial and industrial
  Real estate mortgage                         $  462     $  303           $242        $ 99       $186
  Real estate construction                        119        277            664         704        160
  Loans to individuals                            ---        ---            ---         ---        ---
                                                  396        400            415         274        204
-------------------------------------------------------------------------------------------------------
                                               $  977     $  980         $1,321      $1,077       $550
=======================================================================================================

                      The effect of nonaccrual and restructured loans on interest income is presented below:

                                 =====================================
($ in thousands)                    2002        2001         2000
======================================================================
Scheduled interest:
  Nonaccrual loans               $    16            $ 37         $ 11
  Restructured loans                 ---             ---          ---
                                 -------------------------------------
     Total scheduled interest    $    16            $ 37         $ 11
                                 -------------------------------------
Recorded interest:
  Nonaccrual loans               $   ---             $ 7         $---
  Restructured loans             $   ---             ---          ---
                                 -------------------------------------
     Total recorded interest     $   ---             $ 7         $---
======================================================================

                      Interest is recognized on the cash basis for all loans carried in nonaccrual status. Loans generally are placed in nonaccrual status when the collection of principal or interest is ninety days or more past due, unless the obligation is both well-secured and in the process of collection.

               2.     Potential Problem Loans

                      At December 31, 2002, management was unaware of any potential problem loans other than those presented in the table above.

               3.     Foreign Outstandings

                      At December 31, 2002, 2001, and 2000, there were no foreign outstandings.

               4.     Loan Concentrations

                      The Company does a general banking business, serving the commercial, agricultural and personal banking needs of its customers. NBB's trade territory consists of the northern portion of Montgomery County, all of Giles County, all of Pulaski County, the City of Radford, the City of Galax and adjacent portions of Carroll and Grayson Counties, Virginia. NBB's operating results are closely correlated with the economic trends within this area which are, in turn, influenced by the area's three largest employers, Virginia Polytechnic Institute and State University, Montgomery County Schools and Celanese Corp. Other industries include a wide variety of manufacturing, retail and service concerns. Much of BTC's business originates from the communities of Tazewell and Bluefield and other communities in Tazewell County, Virginia and in Mercer County, West Virginia. BTC also serves the counties of Wythe, Smyth and Washington in Virginia. BTC's primary service area has largely depended on the coal mining industry and farming for its economic base. In recent years, coal companies have mechanized and reduced the number of persons engaged in the production of coal. There are still a number of support industries for the coal mining business that continue to provide employment in the area. Additionally, several new businesses have been established in the area and Bluefield, West Virginia has emerged as a regional medical center. The ultimate collectibility of the loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of these areas.

                      At December 31, 2002 and 2001, approximately $202 million and $177 million, respectively, of the loan portfolio were concentrated in commercial real estate. This represents approximately 49% and 44% of the loan portfolio at December 31, 2002 and 2001, respectively. Included in commercial real estate at December 31, 2002 and 2001 was approximately $97 million and $101 million, respectively, in loans for college housing and professional office buildings. Loans secured by residential real estate were approximately $116 million and $119 million at December 31, 2002 and 2001, respectively. This represents approximately 28% and 30% of the loan portfolio at December 31, 2002 and 2001, respectively. Loans secured by automobiles were approximately $24 million and $32 million at December 31, 2002 and 2001, respectively. This represents approximately 6% of the loan portfolio at December 31, 2002 and 8% at December 31, 2001.

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

 IV.     Summary of Loan Loss Experience

         A. Analysis of the Allowance for Loan Losses
                The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

                                     ============================================================================
                                                                    December 31,
                                     ----------------------------------------------------------------------------
($ in thousands)                          2002           2001            2000           1999           1998
=================================================================================================================
Average net loans outstanding              $404,717        $380,970       $310,624       $266,431       $225,613
                                     ============================================================================

Balance at beginning of year                 $4,272          $3,886         $3,231         $2,679         $2,438

Charge-offs:
 Commercial and industrial loans                276             141             55            185             32
 Real estate mortgage loans                      61              32            ---             33             80
 Real estate construction loans                 ---             ---            ---            ---            ---
 Loans to individuals                         1,234             955            715            760            526
                                     ----------------------------------------------------------------------------
 Total loans charged off                      1,571           1,128            770            978            638
                                     ----------------------------------------------------------------------------
Recoveries:
 Commercial and industrial loans                 13               8              3             51            ---
 Real estate mortgage loans                     ---             ---            ---              1              2
 Real estate construction loans                 ---             ---            ---            ---            190
 Loans to individuals                           127              98             93             78             63
                                     ----------------------------------------------------------------------------
 Total recoveries                               140             106             96            130            255
                                     ----------------------------------------------------------------------------
Net loans charged off                         1,431           1,022            674            848            383
                                     ----------------------------------------------------------------------------
Additions charged to operations               2,251           1,408          1,329          1,400            624
                                     ----------------------------------------------------------------------------
Balance at end of year                       $5,092          $4,272         $3,886        $ 3,231         $2,679
                                     ============================================================================
Net charge-offs to average net loans
 Outstanding                                  0.35%           0.27%          0.21%          0.32%          0.17%
=================================================================================================================


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

 B. Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

               ===================================================================================================================
                                                                        December 31,
               -------------------------------------------------------------------------------------------------------------------
                         2002                      2001                   2000                    1999                  1998
               -------------------------------------------------------------------------------------------------------------------
                             Percent                 Percent              Percent of             Percent of            Percent of
                               of                      of                  Loans in               Loans in              Loans in
                            Loans in                Loans in                 Each                   Each                  Each
                              Each                    Each                Category to            Category to           Category to
                           Category to             Category to            Total Loans            Total Loans           Total Loans
 ($ in          Allowance  Total Loans  Allowance  Total Loans  Allowance              Allowance             Allowance
  thousands)      Amount                 Amount                   Amount                Amount                Amount
==================================================================================================================================
Commercial
 and
 industrial
 loans             $235     50.98%        $557      47.43%         $255    45.29%        $555     50.35%       $222     45.75%
----------------------------------------------------------------------------------------------------------------------------------
Real estate
 mortgage
 loans              911     20.01%          50      19.33%          120    19.66%         119     19.83%         73     20.17%
----------------------------------------------------------------------------------------------------------------------------------
Real estate
 construction
 loans              ---      5.44%         ---       4.89%          ---     4.62%         ---      4.94%        ---      5.31%
----------------------------------------------------------------------------------------------------------------------------------
Loans to
 individuals      3,092     23.57%       2,909      28.35%        1,709    30.43%         978     24.88%        497     28.77%
----------------------------------------------------------------------------------------------------------------------------------
Unallocated         854                    756                    1,802                 1,579                 1,887
----------------------------------------------------------------------------------------------------------------------------------
                 $5,092    100.00%      $4,272     100.00%       $3,886   100.00%      $3,231    100.00%     $2,679    100.00%
               ===================================================================================================================

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

  As a part of this process, loans are grouped principally into two classes. The first involves loans that are individually reviewed and direct allocations made based on collateral values, financial statements of the borrower, their cash flow capabilities to repay, and other documentation. In addition, an estimate is made for losses inherent to this portfolio.

  The second class includes pools of loans. Allocations from this analysis are derived and based on historical loss averages.

  The unallocated portion of the allowance for loan losses is the residual amount after allocation to the above classes. An unallocated component is maintained to cover uncertainties that could affect management's estimate of possible losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general loss in the portfolio.

  As previously stated, adequacy of the allowance for loan losses is subject to periodic regulatory review. These reviews cover the allocation process and overall adequacy of the allowance for loan losses. Regulatory authorities at their discretion may set minimum levels for the allowance and/or require the charge-off of loans as a result of their examination. This independent grading process by regulators serves as a standard to gauge the effectiveness of the internal credit review process.

V.      Deposits

        A. Average Amounts of Deposits and Average Rates Paid

               Average amounts and average rates paid on deposit categories in excess of 10% of average total deposits are presented below:

                              =======================================================================
                                                           December 31,
                              -----------------------------------------------------------------------
                                       2002                    2001                   2000
                              -----------------------------------------------------------------------
                                            Average                Average                 Average
                                Average      Rates      Average     Rates      Average   Rates Paid
 ($ in thousands)               Amounts       Paid      Amounts      Paid      Amounts
-----------------------------------------------------------------------------------------------------
Noninterest-bearing
 demand deposits                  $ 74,269        ---    $ 66,793        ---    $ 56,709         ---

Interest-bearing
 demand deposits                   147,749      1.50%     116,529      2.16%      85,713       2.62%

Savings deposits                    49,151      1.03%      47,175      1.95%      43,138       2.63%

Time deposits                      312,129      4.18%     338,642      5.71%     248,113       5.71%

-----------------------------------------------------------------------------------------------------
Average total
 deposits                         $583,298      3.10%    $569,139      4.53%    $433,673       4.64%
=====================================================================================================


        B. Time Deposits of $100,000 or More

               The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:

                                ====================================================================
                                                         December 31, 2002
                                ====================================================================
                                             Over 3 Months   Over 6 Months
                                 3 Months      Through 6      Through 12
                                  or Less       Months          Months        Over 12
($ in thousands)                                                              Months       Total
----------------------------------------------------------------------------------------------------
Total time
   deposits of
   $100,000 or more                 $18,641         $18,532         $22,494     $29,594     $89,261
====================================================================================================

 VI.    Return on Equity and Assets

        The ratio of net income to average stockholders' equity and to average total assets, and certain other ratios are presented below:

                                     ========================================
                                                  December 31,
                                     ----------------------------------------
                                         2002         2001          2000
=============================================================================
Return on average assets                    1.53%         1.15%        1.46%
-----------------------------------------------------------------------------
Return on average equity                   14.33%        11.53%       13.13%
-----------------------------------------------------------------------------
Dividend payout ratio                      34.01%        41.29%       40.87%
-----------------------------------------------------------------------------
Average equity to average assets           10.66%         9.98%       11.13%
=============================================================================



Item 2.  Properties

  Bankshares' headquarters and one branch office of NBB are located at 101 Hubbard Street, Blacksburg, Virginia. NBB's Main Office is at 100 South Main Street, Blacksburg, Virginia. In addition to the Bank's Main Office location and the Hubbard Street branch office, NBB owns eleven branch offices: Three in the Town of Blacksburg; one in the Town of Christiansburg; and three in the County of Giles, two in Pulaski County, one in the City of Radford and one in the City of Galax. A fourteenth branch office is under construction in Downtown Christiansburg in Montgomery County. This office is expected to open in Summer, 2003.

  Bank of Tazewell County owns the land and building of seven of its ten offices. The bank leases the land and building for three offices. The Main Office is located at Main Street, Tazewell, Virginia. Three additional branches are located in Tazewell, and two are located in Bluefield, Virginia. The bank also has branch offices in Richlands, Wytheville, Abingdon, and Marion, Virginia. Management believes that its existing facilities are adequate to meet present needs and any anticipated growth.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

  None

                                Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 8,2003.

The following is a list of names and ages of all executive officers of Bankshares; their terms of office as officers; the positions and offices within Bankshares held by each officer; and each person's principal occupation or employment during the past five years.

================================================================================
                                                                 Year Elected an
Name                   Age   Offices and Positions Held         Officer/Director
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
James G. Rakes         58    Chairman, President and Chief Executive      1986
                             Officer, National Bankshares, Inc.;
                             President and Chief Executive Officer
                             of The National Bank of Blacksburg
                             since 1983. President and Treasurer of
                             National Bankshares Financial Services,
                             Inc. since 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
J. Robert Buchanan     51    Treasurer, National Bankshares, Inc.;        1998
                             Cashier and Senior Vice President/Chief
                             Financial Officer of The National Bank
                             of Blacksburg since 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Marilyn B. Buhyoff     54    Secretary & Counsel, National                1989
                             Bankshares, Inc.; Secretary & Counsel
                             of the National Bank of Blacksburg
                             since 1989 and Senior Vice President/
                             Administration, since 1992. Secretary
                             of National Bankshares Financial
                             Services, Inc. since 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
F. Brad Denardo        50    Corporate Officer, National Bankshares,      1989
                             Inc.; Executive Vice President/Chief
                             Operating Officer of the National Bank
                             of Blacksburg since 2002; prior thereto
                             Executive Vice President/Loans of The
                             National Bank of Blacksburg since 1989.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Cameron L. Forrester   54    Corporate Officer, National Bankshares,      2001
                             Inc.; President and Chief Executive
                             Officer of Bank of Tazewell County
                             since 1998; prior thereto Vice
                             President of First Virginia Bank,
                             Clinch Valley (formerly Premier Bank,
                             N. A.)
================================================================================

                                     Part II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

  Effective December 1, 1999, National Bankshares, Inc.'s common stock began trading on the Nasdaq SmallCap Market under the symbol "NKSH". Prior to December 1, 1999, National Bankshares, Inc.'s common stock was traded on a limited basis in the over-the-counter market and was not listed on any exchange or quoted on Nasdaq. As of December 31, 2002 there were 1,024 stockholders of Bankshares common stock.

  Information concerning Market Price and Dividend Data is set forth under "Common Stock Information and Dividends" on page 12 of Bankshares' 2002 Annual Report to Stockholders and is incorporated herein by reference. Prices prior to December 1, 1999 do not necessarily reflect the prices which would have prevailed had there been an active trading market, nor do they reflect unreported trades, which may have been at lower or higher prices.


Item 6.  Selected Financial Data

  The table entitled "Selected Consolidated Financial Data" on page 4 of Bankshares' 2002 Annual Report to Stockholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


  The information contained under "Management's Discussion and Analysis" on pages 5 through 12 of Bankshares' 2002 Annual Report to Stockholders is incorporated herein by reference.

Critical Accounting Policies

General

  The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company use historical loss factors as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from previously acceptable method to another method. Although the economics of the Company's transactions would be the same, the timing of events that would impact the transactions could change.

Allowance for the Loan Losses

  The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring an estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

  The Company's allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The use of these values in inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized either the formula or specific allowance.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  See "Analysis of Interest Rate Sensitivity" set forth below. Additional information is set forth under the section "Interest Rate Sensitivity" on pages 36 through 37 and the section "Derivatives and Market Risk Exposure" on page 11 of Bankshares' 2002 Annual Report to Stockholders and is incorporated herein by reference.

Analysis of Interest Rate Sensitivity

The following discussion of interest rate sensitivity contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

 The Company uses simulation analysis to forecast its balance sheet and monitor interest rate sensitivity. One test used by Bankshares is shock analysis which measures the effect of a hypothetical, immediate and parallel shifts in interest rates. The following table shows the results of a rate shock of 100, 200, and 300 basis points and the effects on net income and return on average assets and return on average equity at December 31, 2003.


                                     ($ in thousands, except for percent data)
---------------------------- ------------------------ -------------------------- --------------------------------
        Rate Shift            Change in Net Income    Return on Average Equity      Return on Average Assets
---------------------------- ------------------------ -------------------------- --------------------------------
            300                         $ (3,927)              11.56%                         1.28%
---------------------------- ------------------------ -------------------------- --------------------------------
---------------------------- ------------------------ -------------------------- --------------------------------
            200                           (2,507)              13.27%                         1.48%
---------------------------- ------------------------ -------------------------- --------------------------------
---------------------------- ------------------------ -------------------------- --------------------------------
            100                           (1,239)              14.78%                         1.66%
---------------------------- ------------------------ -------------------------- --------------------------------
---------------------------- ------------------------ -------------------------- --------------------------------
          (-) 100                          1,193               17.61%                         2.00%
---------------------------- ------------------------ -------------------------- --------------------------------
---------------------------- ------------------------ -------------------------- --------------------------------
          (-) 200                          1,628               18.11%                         2.06%
---------------------------- ------------------------ -------------------------- --------------------------------
---------------------------- ------------------------ -------------------------- --------------------------------
          (-) 300                          1,199               17.61%                         2.00%
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

Item 8.  Financial Statements and Supplementary Data

  The following consolidated financial statements of the Registrant and the Independent Auditor's Report set forth on pages 13 through 36 of Bankshares' 2002 Annual Report to Stockholders are incorporated herein by reference:

 1. Independent Auditor's Report

  2.    Consolidated Balance Sheets - December 31, 2002 and 2001

  3. Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000

  4. Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2002, 2001 and 2000

  5. Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000

  6.    Notes to Consolidated Financial Statements - December 31, 2002, 2001
        and 2000

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

  Executive Officers of Bankshares as of December 31, 2002 are listed on page 33 and 34 herein.

  Information with respect to the directors of Bankshares is set out under the caption "Election of Directors" on pages 2 through 4 of Bankshares' Proxy Statement dated March 13, 2003 which information is incorporated herein by reference.

Item 11.  Executive Compensation

  The information set forth under "Executive Compensation" on pages 6 through 10 of Bankshares' Proxy Statement dated March 13, 2003 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

  Certain responses to this Item will be included under the caption "Stock Ownership of Directors and Executive Officers" on pages 1 and 2 of Bankshares' Proxy Statement for the Annual Meeting of Stockholders to be held April 8, 2003, which was filed on March 13, 2003.

The following table summarizes information concerning National Bankshares equity compensation plans at December 31, 2002:

                                                                                     Number of Shares
                                        Number of Shares to                              Remaining
                                           be Issued upon       Weighted Average       Available for
                                            Exercise of        Exercise Price of      Future Issuance
                                        Outstanding Options   Outstanding Options      Under Equity
                                            and Warrants          and Warrants      Compensation Plans
                                                                                     (Excluding Shares
            Plan Category                                                           Reflected in First
                                                                                          Column)
--------------------------------------- --------------------- --------------------- --------------------
Equity compensation plans approved by
shareholders-1999 Stock Incentive Plan                51,500               $ 24.06              198,500

Equity    compensation    plans    not
approved by shareholders                                 N/A                   N/A                  N/A
                                        --------------------- --------------------- --------------------
Total                                                 51,500               $ 24.06              198,500
                                        ===================== ===================== ====================


Item 13.  Certain Relationships and Related Transactions

  The information contained under "Certain Transactions With Officers and Directors" on page 14 of Bankshares' Proxy Statement dated March 13, 2003 is incorporated herein by reference.


Item 14. Controls and Procedures

  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this annual report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) The following documents are filed as part of this report:

                                                     2002 Annual Report
1. Financial Statements:                          To Stockholders Page(s)*

       Independent Auditor's Report                          13
       Consolidated Balance Sheets -
         December 31, 2002 and 2001                          14

       Consolidated Statements of                            15
         Income - Years ended December
         31, 2002, 2001 and 2000


       Consolidated Statements of Changes
         in Stockholders' Equity - Years                     16
         ended December 31, 2002, 2001 and
         2000

               Consolidated Statements of Cash 17
                Flows - Years ended December 31,
         2002, 2001 and 2000

       Notes to Consolidated
         Financial Statements - December                   18-36
         31, 2002, 2001 and 2000


2.     Financial Statement Schedules: None

*Incorporated by reference from the indicated pages of the 2002 Annual Report to Stockholders.

3.     Exhibits:

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

   4(i)       Specimen copy of certificate for National     (incorporated
              Bankshares, Inc. common stock, $2.50 par      herein by reference
              value                                         to Exhibit 4(a) of
                                                            the Annual Report on
                                                            Form 10K for
                                                            Fiscal year ended
                                                            December 31, 1993)

   4(i)       Article Four of the Articles of               (incorporated
              Incorporation of National Bankshares, Inc.    herein by
              included in Exhibit No.3(a)                   reference to
                                                            Exhibit 4(b) of
                                                            the Annual Report on
                                                            Form 10K for
                                                            Fiscal year ended
                                                            December 31, 1993)

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

*10(iii)(A)   Employment Agreement dated January 2002       (incorporated herein
              between National Bankshares, Inc. and         by reference to
              James G. Rakes                                Exhibit 10(iii)(A)
                                                            of Form 10Q for
                                                            the period ended
                                                            June 30, 2002)

*10(iii)(A)   Employee Lease Agreement dated August 14,     (incorporated herein
              2002, between National Bankshares, Inc.       by reference to
              and The National Bank of Blacksburg           Exhibit 10 (iii)(A)
                                                            of Form 10Q for
                                                            the period ended
                                                            September 30, 2002)

*10(iii)(A)   Change in Control Agreement dated             Pages 51-59
              January 5, 2003, between National
              Bankshares, Inc. and Marilyn B. Buhyoff

*10(iii)(A)   Change in Control Agreement dated             Pages 60-68 2003,
              January 8, between National Bankshares,
              Inc. and F. Brad Denardo

*10(iii)(A)   Change in Control Agreement dated             Pages 69-79 1998,
              June 1, between Bank of Tazewell County
              and Cameron L. Forester

   13(i)      2002 Annual Report to Stockholders (such
              Report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this Report on Form 10-K)



   21(i)      Subsidiaries of National Bankshares, Inc.     Page 80

    23        Consent of Yount, Hyde & Barbour, P.C. to     Page 81
              incorporation by reference of independent auditor's report included in this Form
              10-K, into registrant's registration
              statement on Form S-8.

   99(a)      Certification of Chief Executive Officer      Page 82
              Pursuant to 18 U.S.C. Section 1350

   99(b)      Certification of Chief Financial Officer      Page 83
              Pursuant to 18 U.S.C. Section 1350


*Indicates a management contract or compensatory plan required to be filed herein.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

        None

(c) Exhibits required by Item 601 of Regulation S-K:

        See Item 15(a)3 above.

(d) Financial Statement Schedules required by Regulation S-X:

        See Item 15(a)2 above.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
National Bankshares, Inc.



I, James G. Rakes,Chairman, President and Chief Executive Officer of National Bankshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of National Bankshares, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  03-21-03
       --------

/s/ James G. Rakes
---------------------------
James G. Rakes
Chairman
President and Chief Excutive Officer



I, J. Robert Buchanan, Treasurer (Chief Financial Officer) of National Bankshares, Inc. certify that:

1. I have reviewed this annual report on Form 10-K of National Bankshares, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  03-21-03
       --------

/s/ J. Robert Buchanan
---------------------------
J. Robert Buchanan
Treasurer (Chief Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                                   Date                  Title
----                                   ----                  -----

/s/ L. A .Bowman                       03-12-03              Director
-----------------------                --------------
L. A. Bowman

/s/ A. A. Crouse                       03-24-03              Director
-----------------------                --------------
A. A. Crouse

/s/ J. A. Deskings, Sr.                03-12-03              Director
-----------------------                --------------
J. A. Deskins, Sr.

/s/ P. a. Duncan                       03-12-03              Director
-----------------------                --------------
P. A. Duncan

/s/ C. L. Forrester                    03-12-03              Director
-----------------------                --------------
C. L. Forrester

/s/ W. T. Peery                        03-12-03              Director
-----------------------                --------------
W. T. Peery

/s/ J. G. Rakes                        03-12-03              Chairman of the
-----------------------                --------------        Board President
J. G. Rakes                                                  and Chief Executive
                                                             Officer - National
                                                             Bankshares, Inc.

/s/ J. M. Shuler                       03-12-03              Director
-----------------------                --------------
J. M. Shuler

/s/ J. R. Stewart                      03-12-03              Director
-----------------------                --------------
J. R. Stewart

                                Index to Exhibits

                                                                Page No. in
Exhibit No.                   Description                    Sequential System
-----------                   -----------                    -----------------
   3(i)       Articles of Incorporation, as amended,          (incorporated
              of National Bankshares, Inc.                    herein by
                                                              reference to
                                                              Exhibit 3(a) of
                                                              the Annual Report
                                                              on Form 10K for
                                                              fiscal year ended
                                                              December 31, 1993)

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

*10(iii)(A)   National Bankshares, Inc. 1999 Stock            (incorporated
              Option Plan                                     herein by
                                                              reference to
                                                              Exhibit 4.3 of the
                                                              Form S-8, filed as
                                                              Registration No.
                                                              333-79979 with the
                                                              Commission on June
                                                              4, 1999)

*10(iii)(A)   Employment Agreement dated January 2002         (incorporated
              between National Bankshares, Inc. and           herein by
              James G. Rakes                                  reference to
                                                              Exhibit 10(iii)(A)
                                                              of Form 10Q for
                                                              the period ended
                                                              June 30, 2002)

                                                                Page No. in
Exhibit No.                   Description                    Sequential System
-----------                   -----------                    -----------------

*10(iii)(A)   Employment Lease Agreement dated August         (incorporated
              14, 2002, between National Bankshares,          herein by
              Inc. and The National  Bank of Blacksburg       reference to
                                                              Exhibit 10(iii)(A)
                                                              for the period
                                                              ended September
                                                              30, 2002)

*10(iii)(A)   Change in Control Agreement dated January       Pages 49-57
              5, 2003, between National Bankshares, Inc.
              and Marilyn B. Buhyoff

*10(iii)(A)   Change in Control Agreement dated January 8,    Pages 58-66
              2003, between National Bankshares, Inc. and
              F. Brad Denardo

*10(iii)(A)   Change in Control Agreement dated June 1,       Pages 67-77
              1998, between Bank of Tazewell County and
              Cameron L. Forester

13(i)         2001 Annual Report to Stockholders (such
              Report, except to the extent incorporated herein by reference, is being furnished for the information of the Commission only and is not deemed to be filed as part of this Report on Form 10-K)

   21(i)      Subsidiaries of National Bankshares, Inc.       Page 78

    23        Consent of Yount, Hyde & Barbour, P.C. to       Page 79
              incorporation by reference of independent auditor's report included in this Form 10-K, into registrant's registration statement on
              Form S-8.

  99 (a)      Certification of Chief Executive Officer        Page 80
              Pursuant to 18 U.S.C. Section 1350

  99 (b)      Certification of Chief Financial Officer        Page 81
              Pursuant to 18 U.S.C. Section 1350

* Indicates a management contract or compensatory plan required to be filed herein.