Form 10-Q
period 2003-03-31
NATIONAL BANKSHARES INC
filed 2003-05-15
CIK 796534

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

                  For the quarterly period ended March 31, 2003


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

Yes     X      No
       ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Exchange Act)

Yes    X     No
      ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at May 1, 2003
-----------------------------                 ---------------------------
Common Stock, $2.50 Par Value                          3,512,877


                         (This report contains 27 pages)

================================================================================

                  4 NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index

                                                                       Page

Part I  Financial Information


  Item 1 - Financial Statements

       Consolidated Balance Sheets, March 31, 2003 (Unaudited)          3-4
        and December 31, 2002

       Consolidated Statements of Income for the                        5-6
        Three Months Ended
        March 31, 2003 and 2002 (Unaudited)

       Consolidated Statements of Changes in                             7
        Stockholders' Equity, Three Months Ended
        March 31, 2003 and 2002 (Unaudited)

       Consolidated Statements of Cash Flows,                           8-9
        Three Months Ended March 31, 2003 and 2002 (Unaudited)
        Notes to Consolidated Financial Statements                     10-14

  Item 2 - Management's Discussion and Analysis of                     15-19
        Financial Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosures about                20
        Market Risk

  Item 4 - Controls and Procedures                                       20

Part II Other Information

  Items 1 - 3 - Legal Proceedings; Changes in                            21
         Securities and Use of Proceeds;
         Defaults Upon Senior Securities

  Item  4 - Submission of Matters to a Vote of                           21
         Security Holders

  Item  5 - Other Information                                            21

  Item  6 - Exhibits and Reports on Form 8-K                             21

Signatures                                                             22-23
----------

Index to Exhibits                                                      24-25
-----------------

                                     Part I
                              Financial Information
                          Item 1. Financial Statements
                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002


                                                (Unaudited)       (Audited)
                                                   March         December 31,
($ In thousands except share and per share data)    2003            2002
                                               =============    =============

Assets
Cash and due from banks                            $13,618          $12,316
Interest-bearing deposits                           22,421           18,818
Federal funds sold                                   2,129            1,724
Securities available for sale                      123,079          119,734
Securities held to maturity (fair value
 $108,292 in 2003 and $103,187 in 2002)            104,666           99,560
Mortgage loans held for sale                           737              846
Loans:
     Real estate construction loans                 27,166           22,294
     Real estate mortgage loans                     80,895           82,193
     Commercial and industrial loans               210,571          209,368
     Loans to individuals                           92,547           96,762
                                               -------------    -------------
          Total loans                              411,179          410,617
     Less unearned income and deferred fees         (1,104)          (1,278)
                                               -------------    -------------
          Loans, net of unearned income
            and deferred fees                      410,075          409,339
     Less: allowance for loan losses                (5,390)          (5,092)
                                               -------------    -------------
          Loans, net                               404,685          404,247
                                               -------------    -------------
Bank premises and equipment, net                     9,558            9,938
Accrued interest receivable                          5,179            4,290
Other real estate owned, net                           751              537
Intangible assets and goodwill, net                 10,674           10,912
Other assets                                         2,245            2,013
                                               -------------    -------------
          Total assets                            $699,742         $684,935
                                               =============    =============
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits                $79,081          $74,032
Interest-bearing demand deposits                   166,238          165,216
Savings deposits                                    50,448           48,956
Time deposits                                      325,006          320,067
                                               -------------    -------------
          Total deposits                           620,773          608,271
                                               -------------    -------------

Other borrowed funds                                   178              748
Accrued interest payable                               627              700
Other liabilities                                    2,438            2,115
                                               -------------    -------------
          Total liabilities                        624,016          611,834
                                               -------------    -------------

Stockholders' Equity Preferred stock of no par value.
    Authorized 5,000,000 shares;  none
      issued and outstanding                           ---              ---
   Common stock of $2.50 par value.
    Authorized 5,000,000 shares;  issued and
      outstanding 3,511,377 shares in 2003 and
      3,511,377 in 2002                              8,778            8,778
   Retained earnings                                65,157           62,525
   Accumulated other comprehensive income            1,791            1,798
                                               -------------    -------------
        Total stockholders' equity                  75,726           73,101
                                               -------------    -------------
        Total liabilities and
         stockholders' equity                     $699,742         $684,935
                                               =============    =============



See accompanying notes to the consolidated financial statements

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                               March 31,         March 31,
($000's except share and per share data)         2003              2002
                                            ===============  ================

Interest income
---------------
Interest and fees on loans                      $7,654            $8,059
Interest on interest-bearing deposits               64                45
Interest on federal funds sold                       4                 9
Interest on securities - taxable                 1,444             1,403
Interest on securities - nontaxable              1,310             1,078
                                            ---------------  ----------------
          Total interest income                 10,476            10,594
                                            ---------------  ----------------

Interest expense
----------------
Interest on time deposits $100,000 or more         833               920
Interest on other deposits                       2,644             3,344
Interest on borrowed funds                           1                 2
                                            ---------------  ----------------
          Total interest expense                 3,478             4,266
                                            ---------------  ----------------
          Net interest income                    6,998             6,328
Provision for loan losses                          440               646
                                            ---------------  ----------------
          Net interest income after
           provision for loan losses             6,558             5,682
                                            ---------------  ----------------

Noninterest income
------------------
Service charges on deposit accounts                526               535
Other service charges and fees                      75                55
Credit card fees                                   346               305
Trust income                                       259               239
Other income                                       172               255
Realized securities losses, net                     (9)              (20)
                                            ---------------   ---------------
          Total noninterest income               1,369             1,369
                                            ---------------  ----------------

Noninterest expense
-------------------
Salaries and employee benefits                   2,405             2,227
Occupancy and furniture and fixtures               434               397
Data processing and ATM                            252               284
Credit card processing                             287               257
Intangibles and goodwill amortization              238               238
Net costs of other real estate owned                 6                84
Other operating expenses                           945               902
                                            ---------------  ----------------
          Total noninterest expense              4,567             4,389
                                            ---------------  ----------------
Income before income tax expense                 3,360             2,662
Income tax expense                                 728               558
                                            ---------------  ----------------
          Net income                            $2,632            $2,104
                                            ===============  ================

Net income per share, basic and diluted          $0.75             $0.60
                                            ===============  ================

 Weighted average number of common
  shares outstanding - basic                 3,511,377         3,511,377
                     - diluted               3,527,864         3,512,824
   Dividends declared per share                   $---              $---
                                            ===============  ================

        See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                 Accumulated
                                                                    Other
($000's, except for per                Common      Retained     Comprehensive    Comprehensive
 share data)                           Stock       Earnings     Income (Loss)       Income         Total
                                     =========== ============= ================ ================ ===========
Balances, December 31, 2001              $8,778        55,917            566              ---      $65,261

Net income                                  ---         2,104            ---            2,104        2,104

Other comprehensive income, net of tax:

   Unrealized gains
    on securities
    available for sale, net
    of income tax $13                       ---           ---            ---               25          ---

   Reclass adjustment net
    of tax $7                               ---           ---            ---               13          ---

Other comprehensive income                  ---           ---             38               38           38
                                     ----------- ------------- ---------------- ---------------- -----------
Comprehensive income                        ---           ---            ---            2,142          ---
                                     =========== ============= ================ ================ ===========

Balances, March 31, 2002                 $8,778        58,021            604              ---      $67,403
                                     =========== ============= ================ ================ ===========

Balances, December 31, 2002              $8,778        62,525          1,798              ---       73,101

Net income                                  ---         2,632            ---            2,632        2,632

Other comprehensive income,
 net of tax

   Unrealized losses on
    securities available for
    sale, net of income tax
    $(7)                                    ---           ---            ---              (13)         ---

   Reclass adjustment net of
    income tax $3                           ---           ---            ---                6          ---

Other comprehensive income (loss)           ---           ---             (7)              (7)          (7)

                                     ----------- ------------- ---------------- ---------------- -----------
Comprehensive income                        ---           ---            ---            2,625          ---
                                     =========== ============= ================ ================ ===========
Balances, March 31,2003                  $8,778        65,157          1,791              ---      $75,726
                                     =========== ============= ================ ================ ===========

        See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                        March 31,           March 31,
($000's)                                                                  2003                 2002
                                                                      ===============    =================
Cash flows from operating activities
------------------------------------
Net income                                                                  $2,632              $2,104

Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                 440                 646
     Depreciation of bank premises and equipment                               222                 251
     Amortization of intangibles                                               238                 238
     Amortization of premiums and accretion of
      discount, net                                                            128                 122
     Losses on sales of bank premises and equipment                             36                 ---
     Losses on sales and calls of securities
      available for sale, net                                                    9                  20
     Losses and writedowns on other real estate owned                            3                  70
     (Increase) decrease in:
       Mortgage loans held for sale                                            109                 438
       Accrued interest receivable                                            (889)                (75)
       Other assets                                                           (266)                 59
     Increase (decrease) in:
       Accrued interest payable                                                (73)               (191)
       Other liabilities                                                       323                 329
                                                                      ---------------    -----------------
          Net cash provided by operating
           activities                                                        2,912               4,011
                                                                      ---------------    -----------------

Cash flows from investing activities
------------------------------------
Net (increase) in federal funds sold                                          (405)               (740)
Net (increase) decrease in interest-bearing
 deposits                                                                   (3,603)              5,742
Proceeds from calls, principal payment and maturities of
 securities available for sale                                               5,380               5,976
Proceeds from calls principal payments and maturities of
 securities held to maturity                                                 4,425               4,259
Purchases of securities available for sale                                  (8,800)             (2,753)
Purchases of securities held to maturity                                    (9,566)                ---
Purchases of loan participations                                               (43)             (1,581)
Collections of loan participations                                           1,095                 801
Net (increase) in loans to customers                                        (2,288)            (11,595)
Proceeds from disposal of other real estate owned                               14                  13
Recoveries on loans charged off                                                127                  40
Purchase of bank premises and equipment                                       (281)               (144)
Proceeds from disposal of bank premises and equipment                          403                 ---
                                                                      ---------------    -----------------
          Net cash (used in)provided by investing
           activities                                                      (13,542)                 18
                                                                      --------------    -----------------



Cash flows from financing activities
------------------------------------
Net increase (decrease) deposits                                             7,563              (9,573)
Net increase in time deposits                                                4,939               3,502
Net increase(decrease)in other borrowed funds                                 (570)                465
                                                                      ---------------   ----------------
      Net cash provided by (used in) provided by financing
           activities                                                       11,932              (5,606)
                                                                      ---------------   ----------------
Net (decrease) increase in cash and due from banks                           1,302              (1,577)
Cash and due from banks at beginning of period                              12,316              12,293
                                                                      ---------------   ----------------
Cash and due from banks at end of period                                   $13,618             $10,716
                                                                      ===============   ================

Supplemental disclosure of cash flow information
------------------------------------------------
Cash paid for interest                                                      $3,551              $4,457
                                                                      ===============   ================
Cash paid for income taxes                                                    $---                $---
                                                                      ===============   ================
Loans charged to the allowance for loan losses                                $269                $344
                                                                      ===============   ================
Loans transferred to other real estate owned                                  $231                 $97
                                                                      ===============   ================
Unrealized gains (losses) on securities available for sale                    $(11)                $58
                                                                      ===============   ================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                 March 31, 2003
                                   (Unaudited)
Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB), Bank of Tazewell County (BTC) and National Bankshares Financial Services
(NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 2002 Annual Report to Stockholders and additional information supplied in the 2002 Form 10-K.


Note (2)     Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                              For the periods ended
                                                           March 31,              December 31,
                                                      2003           2002             2002
                                                  ============== ============== =================
($000's, except for % data)
Balance at beginning of period                         $5,092         $4,272           $4,272
Provision for loan losses                                 440            646            2,251
Loans charged off                                        (269)          (344)          (1,571)
Recoveries                                                127             40              140
                                                  -------------- -------------- -----------------
Balance at the end of period                           $5,390         $4,614           $5,092
                                                  ============== ============== =================
Ratio of allowance for loan losses to the end
  of period loans net of unearned income and
  deferred fees                                         1.31%          1.12%            1.24%
                                                  ============== ============== =================
Ratio of net charge-offs (recoveries) to
  average loans, net of unearned income and
  deferred fees(1)                                       .14%           .31%             .35%
Ratio of allowance for loan losses to
  nonperforming loans(2)                            3,934.31%      1,243.67%        1,768.06%
                                                  ============== ============== =================

(1)     Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.



                                                             March 31,           December 31,
                                                         2003         2002           2002
                                                     ============= ============ ================
($000's, except for % data)
Nonperforming Assets
--------------------
 Nonaccrual loans                                            $137         $371             $288
 Restructured loans                                           ---          ---              ---
                                                     ------------- ------------ ----------------
     Total nonperforming loans                                137          371              288

Foreclosed property                                           751          224              537
                                                     ------------- ------------ ----------------
     Total nonperforming assets                              $888         $595             $825
                                                     ============= ============ ================
Ratio of nonperforming assets to loans, net of
  unearned income and deferred fees, plus other real
  estate owned                                               .22%         .14%             .20%
                                                     ============= ============ ================

                                                               March 31,          December,31
                                                           2003         2002          2002
                                                     ============= ============ ==============
Accruing Loans Past Due 90 Days or More
---------------------------------------
 Past due 90 days or more and
  still accruing                                           $903         $473          $977
                                                     ============= ============ ==============
 Ratio of loans past due 90 days or
  more to loans, net of unearned
  income and deferred fees                                0.22%         .12%          .24%
                                                     ============= ============ ==============
Impaired Loans
--------------
 Total impaired loans                                      $133         $437          $139
                                                     ============= ============ ==============
 Impaired loans with a
  valuation allowance                                       $93         $311           $93
 Valuation allowance                                        (33)        (122)          (33)
                                                     ------------- ------------ --------------
 Impaired loans net of allowance                            $60         $189           $60
                                                     ============= ============ ==============
 Impaired loans with no
  valuation allowance                                       $40         $126           $46
                                                     ============= ============ ==============
 Average recorded investment
  in impaired loans                                        $120         $389          $397
                                                     ============= ============ ==============
 Income recognized on impaired
  loans                                                      $1           $4           $11
                                                     ============= ============ ==============
 Amount of income recognized
  on a cash basis                                           ---          ---           ---
                                                     ============= ============ ==============

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at March 31, 2003 were $27. If interest on these loans had been accrued, such income would have been approximately $1.

Note (3) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of March 31, 2003 are as follows:

                                                                    March 31, 2003

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ in thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Available for sale:

  U.S. Treasury                                   $3,747               181               ---              3,928
  U.S. Government agencies and
   corporations                                    7,039                64               ---              7,103
  State and political
   subdivisions                                   71,847             2,126               110             73,863
  Mortgage-backed
   securities                                     15,631               484                 6             16,109
  Corporate debt
   securities                                     18,054               585               112             18,527
  Federal Reserve Bank stock                         209               ---               ---                209
  Federal Home Loan
   Bank stock                                      1,655               ---               ---              1,655
  Other securities                                 1,566               119               ---              1,685
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
      available for sale                        $119,748             3,559               228            123,079
                                        ================= ================= ================= ==================

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of March 31, 2003 are as follows:

                                                                    March 31, 2003

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ in thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Held to Maturity:

  U.S. Government agencies and
   corporations                                   $8,010               240               ---              8,250
  State and political
   subdivisions                                   58,336             1,824               121             60,039
  Mortgage-backed
   securities                                      7,579               317               ---              7,896
  Corporate securities                            30,741             1,620               254             32,107
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
      held to maturity                          $104,666             4,001               375            108,292
                                        ================= ================= ================= ==================

Note (4) Stock-Based Compensation

        At March 31, 2003, the Company had a stock-based employee compensation plan which is described more fully in the Company's Form 10-K dated December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                              Period ended March 31,

($ In thousands, except per share data)                        2003         2002
                                                               ----         ----
Net income, as reported                                       $2,632        $2,104
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards         (7)           (6)
                                                          ------------- -------------
Pro forma net income                                          $2,625        $2,098
                                                          ============= =============
Earnings per share:
    Basic-as reported                                           $.75          $.60
                                                          ============= =============
    Basic-pro forma                                             $.75          $.60
                                                          ============= =============
    Diluted-as reported                                         $.75          $.60
                                                          ============= =============
    Diluted-pro forma                                           $.74          $.60
                                                          ============= =============

        There were no stock options granted, exercised, or forfeited in the first quarter of 2003.

                   National Bankshares, Inc. and Subsidiaries
                      (In 000's, except for per share data)


    Item 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

        The purpose of this discussion is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Reference should be made to the financial statements and other information included in this report as well as the 2002 Annual Report and Form 10-K for an understanding of the following discussion and analysis.

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

        Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

Core deposit intangibles

        Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.
        In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used. The Company has determined that the acquisitions that generated the intangible assets and goodwill on the consolidated balance sheets in the amount of $10,912 and $11,866 at December 31, 2002 and 2001, respectively, did not constitute the acquisition of a business, and therefore will continue to be amortized.




Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2003
-----------------------------------------------------------------------

        Net income for the three months ended March 31, 2003 was $2,632, which represents an increase of $528 or 25.10% when compared to the same period in 2002. The annualized return on average assets for the three months ended March 31, 2003 was 1.55% and 1.34% for March 31, 2002. The annualized return on average equity was 14.31% for the period ended March 31, 2003 and 12.77% for March 31, 2002.

        Earnings per share for the period ended March 31, 2003 was $0.75 and $0.60 in 2002 for the same period.

Net Interest Income

        Net interest income at the end of the first quarter of 2003 was $6,998, an increase of $670 or 10.59% over the same period in 2002. Interest income decreased $118 or 1.11%, when the periods ending March 31, 2003 and 2002 are compared. Interest expense decreased $788, or 18.47%, when the two periods are compared. The yield on earning assets was 6.92%, decreasing 60 basis points from March 31, 2002. The cost to fund earning assets for the period ending March 31, 2003 was 2.15% or a 25 basis point decrease from the same period in 2002. This resulted in an increase in the net interest margin. Substantially lower funding costs due to the low rate environment accounted for most of the improvement in net interest income.

        Following is a table showing the year-to-date average balances for interest-earning assets, interest-bearing liabilities and the related yield and cost.

                                                             Average                     Yield Cost
                                                             Balance         Interest
      Loans, net (1)                                         407,318            7,679         7.65%
      Taxable securities                                     101,344            1,444         5.78%
      Nontaxable securities (1)                              121,814            1,993         6.63%
      Federal funds sold                                       1,558                4         1.04%
      Interest-bearing deposits                               23,014               64         1.13%
                                                    ----------------- ---------------- -------------
      Total interest-earning assets                          655,048           11,184         6.92%
                                                    ================= ================ =============
      Interest-bearing demand deposits                       165,206              469         1.15%
      Savings deposits                                        49,664              104         0.85%
      Time deposits                                          321,806            2,904         3.66%
      Short-term borrowings                                      239                1         1.70%
                                                    ================= ================ =============
      Total interest-bearing liabilities                    $536,915            3,478         2.62%
                                                                      ---------------- -------------
      Net interest income/interest spread                                       7,706         4.30%
                                                                      ================ =============
      Net interest margin                                                                     4.77%
                                                                      ================ =============

      (1) Yield is on a tax equivalent basis.



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

        The ratio of the allowance for loan losses to loans net of unearned income was 1.31% at March 31, 2003. This compares to 1.12% at March 31, 2002. The provision for the first three months of 2003 was $440, down $206 over the same period the prior year.

        While management continues to believe that overall credit quality remains satisfactory, the level of exposure to loss has increased, particularly in the loans to individuals category. In addition, much of the growth recently experienced has been in the commercial loan category. While the number of possible defaults would only constitute a small number of loans, the sizable dollar amount of the individual credits tends to increase the possibility of greater loss.

Noninterest Income

        Noninterest income is an important source of the Company's income. This category is comprised of service charges on deposit accounts, other service charges and fees, credit card fees, trust income and other income. Net securities gains and losses are also included in this category. Noninterest income for the period ending March 31, 2003 and 2002 was $1,369.

        Service charges on deposit accounts decreased $9 or 1.7%, a slight decrease when compared to the same period in 2002.

        Other service charges and fees increased $20 when March 31, 2003 and March 31, 2002 are compared. The majority of this increase came from credit life insurance commissions.
        Credit card fees increased $41, or 13.4%. This increase was the result of an increased volume of merchant and interchange fees.

        Trust income increased by 8.4% in 2003, when compared to the first three months of 2002. Trust income is dependent on market conditions as well as the types of accounts being handled at any given point in time. The level of estate business, for example, cannot be predicted with any degree of precision.

        Realized securities losses were $(9) for the first quarter of 2003. The net losses were primarily associated with the adjustment of the Company's investment in certain limited liability corporations.

Noninterest Expense

        Noninterest expense for the period ended March 31, 2003 was $4,567, an increase of $178 or 4.1%.

        Salaries and employee benefits increased by $178 or 8.0% when the periods ended March 31, 2003 and 2002 are compared. Rising pension costs and normal salary adjustments accounted for the majority of the increase.

        Occupancy expenses increased $37 when the first quarters of 2003 and 2002 are compared. Equipment maintenance costs accounted for most of the increase.

        Data processing costs decreased $32 or 11.3%. A decrease in depreciation of $23 and a decline of $6 in data processing supplies accounted for a majority of the difference.

        Credit card processing increased $30 or 11.7% due to volume. As previously noted credit card income was also up for the year because of volume.

        Intangibles expense for the first quarters of 2003 and 2002 was $238. There were no impairment write downs during the first quarter.


        Other operating costs increased a nominal $43 or 4.8% when the periods March 31, 2003 and 2002 are compared.

Balance Sheet

        Total assets at March 31, 2003 were $699,742, an increase of $14,807 or 2.2% from period end assets at December 31, 2002. This increase was primarily due to deposit growth, which was $12,502 or 2.1%.


Securities

        Securities available for sale increased by 2.8%, while securities held to maturity increased 5.1%. (Refer to the table previously presented for portfolio composition.) Funds for these increases came primarily from deposit growth.

Loans

        Loans net of unearned income grew by $736 or 0.18% from December 31, 2002. Since December 31, 2002, construction loans increased by $4,872 or 21.9%, with real estate mortgage loans decreasing $1,298 or 1.58%. The commercial loan category grew by $1,203 or .57% due to demand. Loans to individuals declined by $4,215 or 4.4%. It is not known to what extent loans to individuals will ultimately decline or when growth in this area will resume, given the general economic conditions.

Deposits

        Total deposits increased $12,502 or 2.1% when March 31, 2003 and December 31, 2002 are compared.

        Noninterest-bearing demand deposits increased $5,049 or 6.8% when March 31, 2003 and December 31, 2002 are compared. During the same period interest-bearing demand deposits increased by .6%, while savings deposits were up 3.1%. Time deposits rose by $4,939 or 1.5%.

Daily Averages

        Daily averages for the major categories are as follows:

(000's)                                   March 31, 2003     December 31,2002
                                       ------------------- ---------------------
Loans, net                                   $400,899             $404,717
Securities available for sale                 120,678               96,877
Securities held to maturity                   102,480               94,616
Total assets                                  687,922              655,783
Total deposits                                610,397              583,298
Stockholders' equity                           74,614               69,895

Liquidity

        Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals.

        Cash from operating activities was $2,912. The primary sources were net income and net sales of real estate loans held for sale.

        Cash used in investing activities was $13,542. As can be seen from the cash flow statement, the principal use of cash was for securities.

        Financing activities during the period produced $11,932 in cash, mainly due to an increase in deposits.

        Management is not aware of any commitments that will result in, or are likely to result in, a material and adverse decrease in liquidity.

Capital Resources

        Total stockholders' equity increased by $2,625 from December 31, 2002 to March 31, 2003. Of that change, $(7) was due to the change in accumulated comprehensive income. Net income of $2,632 accounted for the remainder of the increase. The Company's risk based capital ratios at March 31, 2003 are as follows.

                  Total capital                  13.17%
                  Tier I                         13.06%
                  Leverage ratio                  9.39%

     The Company's banking affiliates continue to meet the regulatory criteria for well capitalized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Derivatives

        The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has investments in collateralized mortgage obligations, structured notes and other similar instruments that are included in securities available for sale and securities held to maturity. The fair value of these investments at March 31, 2003 approximated $3,864. Amortized cost for these securities approximated $3,730.

Interest Rate Sensitivity

        The Company considers interest rate risk to be a significant market risk and systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provides management with an indication of potential economic loss due to future rate changes. There have not been any changes, which would significantly alter the results disclosed as of December 31, 2002.


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

                     None for the three months ended March 31, 2003.

Item 4.        Submission of Matters to a Vote of Security Holders

                     None

Item 5.        Other Information

                     None

Item 6.        Exhibits and Reports on Form 8-K

                     The Company had no filings on Form 8-K for the period ended March 31, 2003. See the index to exhibits for Items incorporated by reference to this filing.

                                   Signatures

  National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NATIONAL BANKSHARES, INC.

 I, James G. Rakes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Bankshares, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: May 14, 2003
/s/ James G. Rakes
---------------------------
James G. Rakes
Chief Executive Officer

I, J. Robert Buchanan certify that:

1. I have reviewed this quarterly report on Form 10-K of National Bankshares, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: May 14, 2003
/s/ J. Robert Buchanan
---------------------------
J. Robert Buchanan
Chief Financial Officer

Index to Exhibits

                                                              Page No. In
Exhibit No.                Description                     Sequential System
-----------                -----------                     -----------------
    3(i)      Articles of Incorporation, as amended,     (incorporated herein by
              of National Bankshares, Inc.               reference to Exhibit
                                                         3(a) of the Annual
                                                         Report on Form 10K for
                                                         fiscal year ended
                                                         December 31, 1993)

    4(i)      Specimen copy of certificate for           (incorporated herein by
              National Bankshares, Inc. common stock,    reference to Exhibit
              $2.50 par value                            4(a) of the Annual
                                                         Report on Form 10K for
                                                         fiscal year ended
                                                         December 31, 1993)

    4(i)      Article Fourth of the Articles of          (incorporated herein by
              Incorporation of National Bankshares,      reference to Exhibit
              Inc.                                       4(b) of the Annual
                                                         Report on Form 10K for
                                                         fiscal year ended
                                                         December 31, 1993)

 10(ii)(B)    Computer software license agreement        (incorporated herein by
              dated June 18, 1990, by and between        reference to Exhibit
              Information Technology, Inc. and The       10(e) of the Annual
              National Bank of Blacksburg                Report on Form 10K for
                                                         fiscal year ended
                                                         December 31, 1992)

*10(iii)(A)   National Bankshares, Inc. 1999 Stock       (incorporated herein by
              Option Plan                                reference to Exhibit
                                                         4.3 of the Form S-8,
                                                         filed as Registration
                                                         No. 333-79979 with the
                                                         Commission on June 4,
                                                         1999)

*10(iii)(A)   Employment Agreement dated January         (incorporated herein by
              2002 between National Bankshares, Inc.     reference to Exhibit
              and James G. Rakes                         10(iii)(A) of Form 10Q
                                                         for the period ended
                                                         June 30, 2002)

*10(iii)(A)   Employee Lease agreement dated August      (incorporated herein by
              14, 2002, by and between National          reference to Exhibit
              Bankshares and The National Bank of        10(iii)(A) of Form 10Q
              Blacksburg                                 for the period ended
                                                         September 30, 2002)

*10(iii)(A)   Change in Control Agreement dated          (incorporated herein by
              January 5, 2003, between National          reference to Exhibit
              Bankshares, Inc. and Marilyn B.            10(iii) on Form 10K for
              Buhyoff.                                   the Fiscal Year ended
                                                         December 31, 2002)

*10(iii)(A)   Change in Control Agreement dated          (incorporated herein by
              January 8, 2003, between National          reference to Exhibit
              Bankshares, Inc. and F. Brad Denardo.      10(iii) on Form 10K for
                                                         the Fiscal Year ended
                                                         December 31, 2002)

*10(iii)(A)   Change in Control Agreement dated          (incorporated herein by
              June 1, 1998, between Bank of Tazewell     reference to Exhibit
              County and Cameron L. Forester             10(iii) on Form 10K for
                                                         the Fiscal Year ended
                                                         December 31, 2002)

   99(a)      Certification of Chief Executive Officer        Page 26
              Pursuant to 18 U.S.C. Section 350
   99(b)      Certification of Chief Financial Officer        Page 27
              Pursuant to 18 U.S.C. Section 350