Form 10-Q
period 2003-06-30
NATIONAL BANKSHARES INC
filed 2003-08-14
CIK 796534

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

                  For the quarterly period ended June 30, 2003


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

Yes     _X_    No     ___
         -

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Exchange Act)

Yes  _X_      No  ___
      -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding at August 1, 2003
------------------------------           -----------------------------
Common Stock, $2.50 Par Value                       3,512,877


                         (This report contains 33 pages)

================================================================================

                  8 NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index
                                                                     Page

Part I  Financial Information


Item   1 - Financial Statements

       Consolidated Balance Sheets, June 30, 2003 (Unaudited)         3-4
        and December 31, 2002

       Consolidated Statements of Income for the                      5-6
        Three Months Ended
        June 30, 2003 and 2002 (Unaudited)

       Consolidated Statements of Income for the                      7-8
        Six Months Ended June 30, 2003 and 2002 (Unaudited)

       Consolidated Statements of Changes in                           9
        Stockholders' Equity, Six Months Ended
        June 30, 2003 and 2002 (Unaudited)

       Consolidated Statements of Cash Flows,                        10-11
        Six Months Ended June 30, 2003 and 2002 (Unaudited)

        Notes to Consolidated Financial Statements                   12-16

Item   2 - Management's Discussion and Analysis of                   17-23
        Financial Condition and Results of Operations

Item   3 - Quantitative and Qualitative Disclosures about              24
        Market Risk

Item   4 - Controls and Procedures                                     24

Part II Other Information

Items  1 - 3 - Legal Proceedings; Changes in                           25
        Securities and Use of Proceeds;
        Defaults Upon Senior Securities

Item   4 - Submission of Matters to a Vote of                          25
        Security Holders

Item   5 - Other Information                                           25

Item   6 - Exhibits and Reports on Form 8-K                            26

Signatures                                                             27

Index to Exhibits                                                     28-29

                                     Part I
                              Financial Information
                          Item 1. Financial Statements

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002


                                                              (Unaudited)             (Audited)
                                                                June 30,             December 31,
($ In thousands except share and per share data)                 2003                   2002
                                                           ==================    ===================
Assets
Cash and due from banks                                              $15,047             $12,316
Interest-bearing deposits                                             17,782              18,818
Federal funds sold                                                     3,442               1,724
Securities available for sale                                        126,159             119,734
Securities held to maturity (fair value
 $111,062 in 2003 and $103,187 in 2002)                              104,401              99,560
Mortgage loans held for sale                                             185                 846
Loans:
     Real estate construction loans                                   32,134              22,294
     Real estate mortgage loans                                       83,421              82,193
     Commercial and industrial loans                                 211,330             209,368
     Loans to individuals                                             92,176              96,762
                                                           ------------------    -------------------

          Total loans                                                419,061             410,617
     Less unearned income and deferred fees                           (1,057)             (1,278)
                                                           ------------------    -------------------

          Loans, net of unearned income
           and deferred fees                                         418,004             409,339
     Less: allowance for loan losses                                  (5,493)             (5,092)
                                                           ------------------    -------------------

          Loans, net                                                 412,511             404,247
                                                           ------------------    -------------------

Bank premises and equipment, net                                       9,950               9,938
Accrued interest receivable                                            5,060               4,290
Other real estate owned, net                                             743                 537
Intangible assets and goodwill, net                                   10,435              10,912
Other assets                                                           1,666               2,013
                                                           ------------------    -------------------

          Total assets                                              $707,381            $684,935
                                                           ==================    ===================

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits                                  $87,917             $74,032
Interest-bearing demand deposits                                     167,667             165,216
Savings deposits                                                      52,369              48,956
Time deposits                                                        317,894             320,067
                                                           ------------------    -------------------

          Total deposits                                             625,847             608,271
                                                           ------------------    -------------------

Other borrowed funds                                                     521                 748
Accrued interest payable                                                 574                 700
Other liabilities                                                      1,968               2,115
                                                           ------------------    -------------------

          Total liabilities                                          628,910             611,834
                                                           ------------------    -------------------




Stockholders' Equity Preferred stock of no par value.
      Authorized 5,000,000 shares;  none
      issued and outstanding                                            ---                  ---
     Common stock of $2.50 par value.
      Authorized 10,000,000 shares;  issued and
      outstanding 3,512,877 shares in 2003 and
      3,511,377 in 2002                                                8,782               8,778
     Retained earnings                                                66,086              62,525
     Accumulated other comprehensive income                            3,603               1,798
                                                            -----------------     -------------------

          Total stockholders' equity                                  78,471              73,101

                                                            -----------------     -------------------

          Total liabilities and
           stockholders' equity                                     $707,381            $684,935
                                                            =================     ===================



See accompanying notes to the consolidated financial statements

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                       June 30,              June 30,
($000's except share and per share data)                 2003                  2002
==============================================       ================     =================
Interest income
---------------
Interest and fees on loans                                   $7,617             $8,107
Interest on interest-bearing deposits                            73                 53
Interest on federal funds sold                                    7                 10
Interest on securities - taxable                              1,356              1,369
Interest on securities - nontaxable                           1,343              1,106
                                                     ----------------    -----------------
          Total interest income                              10,396             10,645
                                                     ----------------    -----------------

Interest expense
Interest on time deposits $100,000 or more                      782                867
Interest on other deposits                                    2,474              3,092
Interest on borrowed funds                                      ---                  1
                                                     ----------------    -----------------

          Total interest expense                              3,256              3,960
                                                     ----------------    -----------------
          Net interest income                                 7,140              6,685
Provision for loan losses                                       402                546
                                                     ----------------    -----------------
          Net interest income after
           provision for loan losses                          6,738              6,139
                                                     ----------------    -----------------
Noninterest income
Service charges on deposit accounts                             647                569
Other service charges and fees                                   66                 79
Credit card fees                                                448                378
Trust income                                                    245                241
Other income                                                     93                 94
Realized securities gains, net                                    5                185
                                                     ----------------    -----------------
          Total noninterest income                            1,504              1,546
                                                     ----------------    -----------------
Noninterest expense
-------------------
Salaries and employee benefits                                2,360              2,216
Occupancy and furniture and fixtures                            398                427
Data processing and ATM                                         289                302
Credit card processing                                          338                227
Intangibles and goodwill amortization                           239                240
Net costs of other real estate owned                             13                 39
Other operating expenses                                        932                897
                                                     ----------------    -----------------

          Total noninterest expense                           4,569              4,348
                                                     ----------------    -----------------

Income before income tax expense                              3,673              3,337
Income tax expense                                              872                790
                                                     ----------------    -----------------

          Net income                                         $2,801             $2,547
                                                     ================    =================




        Net income per share - basic                          $0.80              $0.72
                                                     =================   =================
                           - diluted                           0.79               0.72
                                                     =================   =================
        Weighted average number of common
        shares outstanding - basic                        3,512,514          3,511,377
                           - diluted                      3,532,960          3,516,142
          Dividends declared per share                        $0.54              $0.46
                                                     =================   =================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                    June 30,              June 30,
($000's except share and per share data)              2003                  2002
========================================          ===============     =================

Interest income
---------------
Interest and fees on loans                               $15,271            $16,166
Interest on interest-bearing deposits                        137                 98
Interest on federal funds sold                                11                 19
Interest on securities - taxable                           2,800              2,772
Interest on securities - nontaxable                        2,653              2,184
                                                  ---------------     -----------------
          Total interest income                           20,872             21,239
                                                  ---------------     -----------------
Interest expense
----------------
Interest on time deposits $100,000 or more                 1,615              1,787
Interest on other deposits                                 5,118              6,436
Interest on borrowed funds                                     1                  3
                                                  ---------------     -----------------
          Total interest expense                           6,734              8,226
                                                  ---------------     -----------------

          Net interest income                             14,138             13,013

Provision for loan losses                                    842              1,192
                                                  ---------------     -----------------

          Net interest income after
           provision for loan losses                      13,296             11,821
                                                  ---------------     -----------------

Noninterest income
------------------
Service charges on deposit accounts                        1,173              1,104
Other service charges and fees                               141                134
Credit card fees                                             794                683
Trust income                                                 504                480
Other income                                                 265                349
Realized securities gains (losses), net                       (4)               165
                                                  ---------------     -----------------
          Total noninterest income                         2,873              2,915
                                                  ---------------     -----------------

Noninterest expense
-------------------
Salaries and employee benefits                             4,765              4,443
Occupancy and furniture and fixtures                         832                824
Data processing and ATM                                      541                586
Credit card processing                                       625                484
Intangibles and goodwill amortization                        477                478
Net costs of other real estate owned                          19                123
Other operating expenses                                   1,877              1,799
                                                  ---------------     -----------------

          Total noninterest expense                        9,136              8,737
                                                  ---------------     -----------------

Income before income tax expense                           7,033              5,999
Income tax expense                                         1,600              1,348
                                                  ---------------     -----------------

          Net income                                      $5,433             $4,651
                                                  ===============     =================




         Net income per share - basic                      $1.55              $1.32
                                                  ================    ==================
                            - diluted                       1.54               1.32
                                                  ================    ==================
          Weighted average number of common
           shares outstanding - basic                  3,511,949          3,511,377
                              - diluted                3,530,416          3,513,013
            Dividends declared per share                   $0.54              $0.46
                                                  ================    ==================


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                 Accumulated
                                                                    Other
($000's, except for per                Common      Retained     Comprehensive    Comprehensive
 share data)                           Stock       Earnings        Income           Income         Total
                                     =========== ============= ================ ================ ===========

Balances, December 31, 2001              $8,778      55,917              566             ---      $65,261

Net income                                  ---       4,651              ---           4,651        4,651

Dividend ($0.46 per share)                           (1,616)                                       (1,616)

Other comprehensive income, net of tax:

  Unrealized gains
   on securities
   available for sale, net
   of income expense tax $661               ---         ---              ---           1,291          ---

   Reclass adjustment net
    of tax $56                              ---         ---              ---            (109)         ---

Other comprehensive income                  ---         ---            1,182           1,182        1,182
                                     ----------- ------------- ---------------- ---------------- -----------

Comprehensive income                        ---         ---              ---           5,833          ---
                                     =========== ============= ================ ================ ===========
Balances, June 30, 2002                  $8,778      58,952            1,748             ---      $69,478
                                     =========== ============= ================ ================ ===========

Balances, December 31, 2002              $8,778      62,525            1,798             ---      $73,101

Net income                                  ---       5,433              ---           5,433        5,433
Dividend ($0.54 per share)                           (1,897)                                       (1,897)
Exercise of stock options                     4          25                                            29

Other comprehensive income,
 net of tax

   Unrealized gains on
    securities available for
    sale, net of income tax
    $(970)                                  ---         ---              ---           1,802          ---

   Reclass adjustment net of
    income tax $1                           ---         ---              ---               3          ---
Other comprehensive income                  ---         ---            1,805           1,805        1,805
                                     ----------- ------------- ---------------- ---------------- -----------
Comprehensive income                        ---         ---              ---           7,238          ---
                                     =========== ============= ================ ================ ===========

Balances, June 30,2003                   $8,782      66,086            3,603             ---      $78,471
                                     =========== ============= ================ ================ ===========

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                 June 30,             June 30,
($000's)                                                           2003                 2002
                                                              ================    ===============

Cash flows from operating activities:
Net income                                                             $5,433           $4,651

Adjustments to reconcile net income to net cash provided by
operating activities:
     Provision for loan losses                                            842            1,192
     Depreciation of bank premises and equipment                          442              499
     Amortization of intangibles                                          477              478
     Amortization of premiums and accretion of
     discount, net                                                        377              196
     Losses on sales of bank premises and equipment                        40              ---
     (Gains) Losses on sales and calls of securities
      available for sale, net                                               6             (153)
        (Gains) on calls of securities held to maturity                    (2)             (12)
     Losses and writedowns on other real estate owned                       9               94
     (Increase) decrease in:
      Mortgage loans held for sale                                        661              754
       Accrued interest receivable                                       (770)            (289)
       Other assets                                                       347             (195)
     Increase (decrease) in:
       Accrued interest payable                                          (126)            (328)
       Other liabilities                                               (1,117)            (226)
                                                              ----------------    ---------------
          Net cash provided by operating
           activities                                                   6,619            6,661
                                                              ----------------    ---------------

Cash flows from investing activities:
Net (increase) in federal funds sold                                   (1,718)          (3,149)
Net decrease in interest-bearing
 deposits                                                               1,036           11,538
Proceeds from calls, principal payment and maturities of
 securities available for sale                                         12,284            7,491
Proceeds from calls principal payments and maturities of
 securities held to maturity                                            8,222            8,715
Purchases of securities available for sale                            (16,127)         (13,984)
Purchases of securities held to maturity                              (13,251)             ---
Purchases of loan participations                                       (1,975)          (3,200)
Collections of loan participations                                        215            2,225
Net (increase) in loans to customers                                   (7,789)         (16,717)
Proceeds from disposal of other real estate owned                          67               35
Recoveries on loans charged off                                           161               77
Purchase of bank premises and equipment                                  (894)            (274)
Proceeds from disposal of bank premises and equipment                     400              ---
                                                              ----------------    ---------------
          Net cash (used in) investing
           activities                                                 (19,369)          (7,243)
                                                              ---------------     ---------------




Cash flows from financing activities:
Net (decrease)in time deposits                                         (2,173)         (16,414)
Net increase in other deposits                                         19,749           17,833
Net increase(decrease)in other borrowed funds                            (227)             118
Exercise of stock options                                                  29              ---
Dividends paid on common stock                                         (1,897)          (1,616)
                                                              ----------------   ----------------
      Net cash provided by (used in) financing
           activities                                                  15,481              (79)
                                                              ----------------   ----------------

Net increase (decrease) in cash and due from banks                      2,731             (661)

Cash and due from banks at beginning of period                         12,316           12,293
                                                              ----------------   ----------------

Cash and due from banks at end of period                              $15,047          $11,632
                                                              ================   ================

Supplemental disclosure of cash flow information:

Cash paid for interest                                                 $6,860           $8,554
                                                              ================   ================
Cash paid for income taxes                                             $1,603           $1,439
                                                              ================   ================
Loans charged to the allowance for loan losses                           $602             $698
                                                              ================   ================
Loans transferred to other real estate owned                             $282             $219
                                                              ================   ================
Unrealized gains on securities available for sale                      $2,776           $1,791
                                                              ================   ================



See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 2003
                                   (Unaudited)

Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB), Bank of Tazewell County (BTC) and National Bankshares Financial Services, Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 2002 Annual Report to Stockholders and additional information supplied in the 2002 Form 10-K.

Note (2) Stock-Based Compensation

        At June 30, 2003, the Company had a stock-based employee compensation plan which is described more fully in the Company's Form 10-K dated December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           Six months ended         Three months ended June 30,
                                                               June 30,
($ In thousands, except per share data)                  2003            2002           2003           2002
                                                         ----            ----           ----           ----
Net income, as reported                                   $5,433        $4,651          $2,801        $2,547

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards                                               (20)          (12)            (13)           (6)
                                                     -------------- --------------- -------------- -------------
Pro forma net income                                     $,5,413        $4,639          $2,788        $2,541
                                                     -------------- --------------- -------------- -------------

Earnings per share:

    Basic-as reported                                      $1.55         $1.32           $0.80         $0.72
                                                     -------------- --------------- -------------- -------------
    Basic-pro forma                                        $1.54         $1.32           $0.79         $0.72
                                                     -------------- --------------- -------------- -------------
    Diluted-as reported                                    $1.54         $1.32           $0.79         $0.72
                                                     -------------- --------------- -------------- -------------
    Diluted-pro forma                                      $1.53         $1.32           $0.79         $0.72
                                                     -------------- --------------- -------------- -------------


        There were no stock options granted, exercised, or forfeited in the first quarter of 2003. There were 1,500 options exercised during the second quarter, 500 at an original grant price of $22.00 per share and 1000 at $18.75 per share.

Note (3)       Allowance for Loan Losses, Nonperforming Assets and Impaired
               Loans

                                                              For the periods ended
                                                            June 30,              December 31,
                                                       2003           2002             2002
                                                  ============== ============== =================
($000's, except for % data)
Balance at beginning of period                           $5,092       $4,272           $4,272

Provision for loan losses                                   842        1,192            2,251

Loans charged off                                          (602)        (698)          (1,571)

Recoveries                                                  161           77              140
                                                  -------------- -------------- -----------------
Balance at the end of period                             $5,493       $4,843           $5,092
                                                  ============== ============== =================
Ratio of allowance for loan losses to the end
of period loans net of unearned income and
deferred fees                                             1.31%        1.17%            1.24%
                                                  ============== ============== =================
Ratio of net charge-offs (recoveries) to
average loans, net of unearned income and
deferred fees(1)                                           .22%         .31%             .35%

Ratio of allowance for loan losses to
nonperforming loans(2)                                5,182.08%      836.44%        1,768.06%
                                                  ============== ============== =================

(1)     Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                                              June 30,           December 31,
                                                         2003         2002           2002
                                                     ============= ============ ================
($000's, except for % data)

Nonperforming Assets:

 Nonaccrual loans                                            $106         $579           $288

 Restructured loans                                           ---          ---            ---
                                                     ------------- ------------ --------------
     Total nonperforming loans                                106          579            288

Foreclosed property                                           743          301            537
                                                     ------------- ------------ --------------
     Total nonperforming assets                              $849         $880           $825
                                                     ============= ============ ==============
Ratio of nonperforming assets to loans, net of
unearned income and deferred fees, plus other real
estate owned                                                 .21%         .21%           .20%
                                                     ============= ============ ==============




                                                               June 30,           December,31
                                                           2003         2002          2002
                                                     ============= ============ ==============
Accruing Loans Past Due 90 Days or More

 Past due 90 days or more and
  still accruing                                           $1,088         $876           $977
                                                     ============= ============ ==============
 Ratio of loans past due 90 days or
  more to loans, net of unearned
  income and deferred fees                                   .26%         .21%           .24%
                                                     ============= ============ ==============
Impaired Loans:

 Total impaired loans                                        $276         $682           $139
                                                     ============= ============ ==============
 Impaired loans with a
  valuation allowance                                         ---         $231            $93
 Valuation allowance                                          ---         (110)           (33)
                                                     ------------- ------------ --------------
 Impaired loans net of allowance                              ---         $121            $60
                                                     ============= ============ ==============
 Impaired loans with no
  valuation allowance                                        $276         $451            $46
                                                     ============= ============ ==============
 Average recorded investment
  in impaired loans                                          $172         $486           $397
                                                     ============= ============ ==============
 Income recognized on impaired
  loans                                                        $8           $6            $11
                                                     ============= ============ ==============
 Amount of income recognized
  on a cash basis                                             ---        ---              ---
                                                     ============= ============ ==============


Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at June 30, 2003 were $14.

Note (4) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of June 30, 2003 are as follows:

                                                                     June 30, 2003

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ in thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Available for sale:

  U.S. Treasury                                   $3,747               167               ---              3,914
  U.S. Government agencies and
   corporations                                    5,642                54               ---              5,696
  State and political
   subdivisions                                   73,694             3,996                27             77,663
  Mortgage-backed
   securities                                     12,860               461               ---             13,321
  Corporate debt
   securities                                     21,139             1,302               ---             22,441
  Federal Reserve Bank stock-
restricted                                           208               ---               ---                208
  Federal Home Loan
   Bank stock-restricted                           1,644               ---               ---              1,644
  Other securities                                 1,153               119               ---              1,272
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
      available for sale                        $120,087             6,099                27            126,159
                                        ================= ================= ================= ==================

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of June 30, 2003 are as follows:

                                                                     June 30, 2003

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ in thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Held to Maturity:

  U.S. Government agencies and
   corporations                               $9,005               178               ---              9,183
  State and political
   subdivisions                               57,214             3,521                50             60,685
  Mortgage-backed
   securities                                  6,329               292               ---              6,621
  Corporate securities                        31,853             2,731                11             34,573
                                    ----------------- ----------------- ----------------- ------------------
     Total securities
      held to maturity                      $104,401             6,722                61            111,062
                                    ================= ================= ================= ==================

Recent Accounting Announcements

        In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company's consolidated financial statements.

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company's consolidated financial statements.

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

        In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used. The Company has determined that the acquisitions that generated the intangible assets and goodwill on the consolidated balance sheets in the amount of $10,912 and $11,866 at December 31, 2002 and 2001, respectively, did not constitute the acquisition of a business, and therefore will continue to be amortized.


Analysis of Financial Condition and Results of Operations for the Six Months Ended June 30, 2003
-------------------------------------------------------------------------------

        Net income for the six months ended June 30, 2003 was $5,433, which represents an increase of $782 or 16.81% when compared to the same period in 2002. The annualized return on average assets for the six months ended June 30, 2003 was 1.58% and 1.46% for June 30, 2002. The annualized return on average equity was 14.44% for the period ended June 30, 2003 and 13.86% for June 30, 2002.

        Basic earnings per share for the period ended June 30, 2003 was $1.55 and $1.32 in 2002 for the same period.


Net Interest Income

        Net interest income at the end of the second quarter of 2003 was $14,138, an increase of $1,125 or 8.65% over the same period in 2002. Interest income decreased $367 or 1.73%, when the periods ending June 30, 2003 and 2002 are compared. Interest expense decreased $1,492, or 18.14%, when the two periods are compared. The yield on earning assets was 6.88%, decreasing 56 basis points from June 30, 2002. The cost to fund earning assets for the period ending June 30, 2003 was 2.07% or a 66 basis point decrease from the same period in 2002. This resulted in an increase in the net interest margin. Substantially lower funding costs due to the low interest rate environment accounted for most of the improvement in net interest income.

Following is a table showing the quarter-to-date average balances for interest-earning assets, interest-bearing liabilities and the related yield and cost.

                                        Average
                                        Balance   Interest  Yield Cost
                                      ---------- ---------- ---------

Loans, net (1)                         $414,116     $7,645     7.41%
Taxable securities                      103,396      1,356     5.26%
Nontaxable securities (1)               124,614      2,044     6.58%
Federal funds sold                        2,364          7     1.19%
Interest-bearing deposits                23,777         73     1.23%
                                      ---------- ---------- ---------
Total interest-earning assets          $668,267    $11,125     6.68%
                                      ========== ========== =========

Interest-bearing demand deposits        165,692        392      .95%
Savings deposits                         51,281        107      .84%
Time deposits                           323,374      2,757     3.42%
Short-term borrowings                       167        ---       ---
                                      ========== ========== =========
Total interest-bearing liabilities     $540,514     $3,256     2.42%
                                      ========== ========== =========
Net interest income/interest spread                 $7,869     4,26%
                                                 ========== =========
Net interest margin                                            4.72%
                                                 ========== =========


(1) Yield is on a tax equivalent basis.

        Risk factors and forward looking statements apply as discussed in the Company's 2002 Form 10-K in the Security, Liquidity, Interest Rate Sensitivity, Securities and Net Interest Income sections.

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

        The ratio of the allowance for loan losses to loans net of unearned income was 1.31% at June 30, 2003. This compares to 1.17% at June 30, 2002. The provision for the first six months of 2003 was $842, down $1,192 over the same period the prior year.

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

Noninterest Income

        Noninterest income is an important source of the Company's income. This category is comprised of service charges on deposit accounts, other service charges and fees, credit card fees, trust income and other income. Net securities gains and losses are also included in this category. Noninterest income for the period ending June 30, 2003 and 2002 was $2,873 and $2,915, respectively, which represents a 1.44% decrease.

        Service charges on deposit accounts increased to $1,173 or 6.25%, when compared to the same period in 2002. A portion of this increase was due to modifications in the terms of certain demand deposit products and the associated service charges.

        Other service charges and fees increased $7 when June 30, 2003 and June 30, 2002 are compared.

        Credit card fees increased $111, or 16.25%. This increase was primarily the result of an increased volume of merchant and interchange fees.

        Trust income increased by 5% in 2003, when compared to the first six months of 2002. Trust income is dependent on market conditions as well as the types of accounts being handled at any given point in time. The level of estate business, for example, cannot be predicted with any degree of precision.

        Realized securities losses were $(4) for the first six months of 2003. The net losses were primarily associated with the adjustment of the Company's investment in certain limited liability companies. Previous year net gains were associated with the sale of certain equity securities by Bankshares.

Noninterest Expense

        Noninterest expense for the period ended June 30, 2003 was $9,136, an increase of $399 or 4.57%.

        Salaries and employee benefits increased by $322 or 7.25% when the periods ended June 30, 2003 and 2002 are compared. Rising pension costs and normal salary adjustments accounted for the majority of the increase.

        Occupancy expenses increased $8 when the first six months of 2003 and 2002 are compared. Equipment maintenance costs accounted for most of the increase.

        Data processing costs decreased $45 or 7.68%. A decrease in depreciation in data processing supplies and maintenance costs accounted for a majority of the decline.

        Credit card processing increased $141 or 29.13% due to volume. As previously noted credit card income was also up for the year because of volume in the merchant and debit card areas.

        Intangibles expense for the first six months of 2003 and 2002 was $477. There were no impairment write downs during the period.

        Other operating costs increased a by $78 or 4.34% when the periods June 30, 2003 and 2002 are compared.

Income Taxes

        In the second quarter of 2003, the Company's level of profits resulted in an increase from 34% to 35% in the federal income tax rate applicable to the Company. In addition to the actual taxes paid to the Government, this change affects other areas including the book tax provisions, deferred taxes and tax equivalency calculations.

Balance Sheet

        Total assets at June 30, 2003 were $707,381, an increase of $22,446 or 3.28% from period end assets at December 31, 2002. This increase was primarily due to deposit growth, which was $17,576 or 2.89%.

Securities

        Securities available for sale increased by 5.37%, while securities held to maturity increased 4.86%. (Refer to the table previously presented for portfolio composition.) Funds for these increases came primarily from deposit growth.

Loans

        Loans net of unearned income grew by $8,665 or 2.12% from December 31, 2002. Since December 31, 2002, construction loans increased by $9,840 or 44.14%, with real estate mortgage loans increasing $1,228 or 1.49%. The commercial loan category grew by $1,962 or 0.94% due to demand. Loans to individuals declined by $4,586 or 4.74%. It is not known to what extent loans to individuals will ultimately decline or when growth in this area will resume, given the general economic conditions. In addition, given the many financing alternatives available to customers, it is unknown whether percentage of loans to individuals to total loans will return to previous levels.

Deposits

        Total deposits increased $17,576 or 2.89% when June 30, 2003 and December 31, 2002 are compared.

        Noninterest-bearing demand deposits increased $13,885 or 18.76% when June 30, 2003 and December 31, 2002 are compared. During the same period, interest-bearing demand deposits increased by 1.48%, while savings deposits were up 6.97%. Time deposits declined by $2,173 or 0.68%. As can be seen by this data depositors continue to gravitate toward the more liquid short-term deposit instruments. This trend is expected to continue until rising rates make longer term time deposits a more attractive investment.

Daily Averages

        Daily averages for the major categories are as follows:

     (000's) June 30, 2003 December 31,2002
                                        -------------------- -------------------
Loans, net                                   $409,504             $404,717
Securities available for sale                 122,696               96,877
Securities held to maturity                   102,894               94,616
Total assets                                  694,276              655,783
Total deposits                                615,646              583,298
Stockholders' equity                           75,849               69,895

Liquidity

        Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals.

        Cash from operating activities was $6,619. The primary sources were net income and net sales of real estate loans held for sale.

        Cash used in investing activities was $19,369. As can be seen from the cash flow statement, the principal use of cash was for securities.

        Financing activities during the period produced $15,481 in cash, mainly due to an increase in deposits.

        Management is not aware of any commitments that will result in, or are likely to result in, a material and adverse impact on liquidity.

Capital Resources

        Total stockholders' equity increased by $5,370 from December 31, 2002 to June 30, 2003. Of that change, $1,805 was due to the change in accumulated comprehensive income. Net income of $5,433 accounted for most of the increase, offset by a dividend to shareholders in the amount of $1,897. The Company's risk based capital ratios at June 30, 2003 are as follows.

                  Total capital                  14.11%
                  Tier I                         13.00%
                  Leverage ratio                  9.34%

     The Company's banking affiliates continue to meet the regulatory criteria for well capitalized.


Analysis of Financial Condition and Results of Operations for the Three Months Ended June 30, 2003
--------------------------------------------------------------------------------


        Net income for the second quarter of 2003 was $2,801 an increase of $254 or 9.97% over the same period in 2002. The return on average assets for the three months ended June 30, 2003 was 1.60%, which compared to 1.58% for the same quarter in 2002. The return on average equity for the second quarter of 2003 was 14.57%, a slight decrease from 2002, when the return or average equity was 14.92%.


Net Interest Income

        Net interest income for the second quarter of 2003 was $7,140 an increase of 6.81% over the same period in 2002. Previously established trends continued during the second quarter due to the continued low interest rate environment. Higher rate earning assets continued to mature and/or reprice and move into lower rate earning assets. At the same time interest bearing liabilities also continued to mature and/or reprice into liabilities with lower rates. The net interest margin for the second quarter of 2003 was 4.72% compared to 4.78% for the same period in 2002.

Provision for Loan Losses

        The provision for loan losses for the second quarter of 2003 was $402 a decrease of $144 from the second quarter of 2002.

        Management continues to expect net charge-off levels to be higher in 2003, particularly in the area of loans to individuals.

Noninterest Income

        Service charges for the second quarter were up $78 when compared to the second quarter of 2002. During the second quarter the Company made certain modifications to its demand deposit products that have so far resulted in an increase in service charge income. It is not known whether this level of income will be sustainable, as the ongoing acceptance of product changes by the Company's customer base is as yet uncertain.

Other Service Charges

        This category shows a decline of $13 when compared to the same quarter in 2002. This category is comprised of various miscellaneous types of income which vary from period to period.

Credit Card Income

        Credit Card income for the quarter ended June 30, 2003 was $448 an increase of $70 or 18.52%. The majority of the increase was due to the volume of business in merchant and debit cards.

Trust Income

        Trust income increased by $4 or 1.66% when the second quarter of 2003 and 2002 are compared. Trust income varies due to the nature of the business. Estate income, for example, is unpredictable. Market values of trust assets which can vary widely also affect the level of income.
Realized Gains or Losses on Securities

        Net Securities gains were $5 in the second quarter of 2003. In 2002 the Company sold certain stock owned by Bankshares for a substantial gain, resulting in $185 in net gains for that quarter.

Salaries and Wages

        Salaries and Wages are up $144 or 6.5% when the second quarter of 2003 and 2002 are compared. As previously mentioned, rising pension costs and normal salary reviews accounted for most of the increase.

Other Expense

        Other expenses including occupancy, data processing, and other expense normally fluctuate to a degree. Credit Card Processing expenses were up $111 due primarily to increase in volume related to merchant and debit cards.

Following are quarterly averages for selected categories:

Major Categories                         June 30, 2003       June 30, 2002
----------------                         -------------       -------------
Loan, net                                     $412,829            $410,825
Securities available for sale                  124,705              89,285
Securities held to maturity                    103,305              97,023
Total assets                                   700,575             646,533
Total deposits                                 620,838             575,750
Stockholders equity                             77,091              68,449



Loans and Deposits                       June 30, 2003       June 30, 2002
------------------                       -------------       -------------
Construction loans                             $29,861             $22,250
Real estate loans                               82,853              79,142
Commercial loans                               209,886             204,445
Loan to individuals                             91,308             106,571
Noninterest bearing demand deposits             80,491              74,917
Interest bearing demand deposits               165,692             144,317
Saving deposits                                 51,281              49,280
Time deposits                                  323,374             307,236

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Derivatives

        The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has investments in collateralized mortgage obligations, structured notes and other similar instruments that are included in securities available for sale and securities held to maturity. The fair value of these investments at June 30, 2003 was approximately $3,577. Amortized cost for these securities was approximately $3,472.

Interest Rate Sensitivity

        The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provides management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2002.


Item 4.   Controls and Procedures

        Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

               None for the three months ended June 30, 2003.

Item 4.        Submission of Matters to a Vote of Security Holders

               Three class 1 Directors of the Company were elected by a vote of the security holders for a term of three years each.

                  (a) This matter was submitted to a vote at the Company's
                      Annual Meeting of Stockholders held on April 8, 2003.

                  (b) The name of each director elected at the meeting follows:

                      L. Allen Bowman
                      Paul A. Duncan
                      Mary G. Miller

                      The name of each director whose term of office continued after the meeting is listed:

                      Alonzo A. Crouse
                      James A. Deskins, Sr.
                      William T. Peery
                      James G. Rakes
                      James M. Shuler
                      Jeffery R. Stewart

                  (c) The number of votes cast for or against each nominee is provided below. There were no abstaining votes and no broker non-votes.

                      Election of Directors


                      Director              Votes For        Votes Against
                      --------              ---------        -------------
                      L. Allen Bowman       3,179,770           15,458
                      Paul A. Duncan        3,175,064           20,164
                      Mary G. Miller        3,170,632           24,596


                      The stockholders approved a proposed amendment to the articles of incorporation increasing the number of authorized shares of common stock from 5 million to 10 million shares.

                  (a) The number of votes cast for or against the proposal
                      and the number of abstentions is provided below.

                      Votes For             Votes Against     Abstain
                      ---------             -------------     -------
                      3,051,535             112,940           30,753

Item 5.        Other Information

                      None

Item 6.        Exhibits and Reports on Form 8-K

                     The Company had no filings on Form 8-K for the period ended June 30, 2003. See the index to exhibits for Items incorporated by reference to this filing.

                                   Signatures

  National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  DATE: August 14, 2003                        NATIONAL BANKSHARES, INC.

                                               /s/ JAMES G. RAKES
                                               -----------------------------
                                               James G. Rakes
                                               Chief Executive Officer


                                               /s/ J. ROBERT BUCHANAN
                                               -----------------------------
                                               J. Robert Buchanan
                                               Chief Financial Officer

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

    4(i)     Article Four of the Articles of           (incorporated herein by
             Incorporation of National Bankshares,     reference  to Exhibit
             Inc.                                      4(b) of the Annual
                                                       Report on Form for
                                                       fiscal year ended
                                                       December 31, 1993)

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

*10(iii)(A)  Employment Agreement dated January 2002   (incorporated herein by
             between National Bankshares, Inc. and     reference to Exhibit
             James G. Rakes                            10(iii)(A) of Form 10Q
                                                       for the period ended
                                                       June 30, 2002)

*10(iii)(A)  Employee Lease agreement dated August     (incorporated herein by
             14, 2002, by and between National         reference to Exhibit
             Bankshares and The National Bank of       10(iii)(A) of Form 10Q
             Blacksburg                                for the period ended
                                                       September 30, 2002)

*10(iii)(A)  Change in Control Agreement dated         (incorporated herein by
             January 5, 2003, between National         reference to Exhibit
             Bankshares, Inc. and Marilyn B.           10(iii) of Form 10K for
             Buhyoff.                                  the Fiscal Year ended
                                                       December 31, 2002)

*10(iii)(A)  Change in Control Agreement dated         (incorporated herein by
             January 8, 2003, between National         reference to Exhibit
             Bankshares, Inc. and F. Brad Denardo      10(iii) on Form 10K for
                                                       the Fiscal Year ended
                                                       December 31, 2002)

*10(iii)(A)  Change in Control Agreement dated         (incorporated herein by
             June 1, 1998, between Bank of Tazewell    reference to Exhibit
             County and Cameron L. Forester            10(iii) on Form 10K for
                                                       the Fiscal Year ended
                                                       December 31, 2002)

   31(a)     Section 302 Certification of Chief        Page 30
             Executive Officer

   31(b)     Section 302 Certification of Chief        Page 31
             Financial Officer

   32(a)     Certification of Chief Executive          Page 32
             Officer Pursuant to 18 U.S.C.
             Section 350

   32(b)     Certification of Chief Financial          Page 33
             Officer Pursuant to 18 U.S.C.
             Section 350