Form 10-Q
period 2003-09-30
NATIONAL BANKSHARES INC
filed 2003-11-14
CIK 796534

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

                For the quarterly period ended September 30, 2003


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

Yes  _X_      No  ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at November 4, 2003
------------------------------               -------------------------------
Common Stock, $2.50 Par Value                           3,515,377


                         (This report contains 32 pages)

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index
                                                                     Page

Part I  Financial Information
-----------------------------

Item  1 - Financial Statements

      Consolidated Balance Sheets, September 30, 2003 (Unaudited)
      and December 31, 2002                                           3-4

      Consolidated Statements of Income for the
      Three Months Ended September 30, 2003 and 2002 (Unaudited)      5-6

      Consolidated Statements of Income for the Nine Months
      Ended September 30, 2003 and 2002 (Unaudited)                   7-8

      Consolidated Statements of Changes in
      Stockholders' Equity, Nine Months Ended
      September 30, 2003 and 2002 (Unaudited)                          9

      Consolidated Statements of Cash Flows,
      Nine Months Ended September 30, 2003 and 2002 (Unaudited)      10-11

      Notes to Consolidated Financial Statements                     12-16

Item  2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations                 17-23

Item  3 - Quantitative and Qualitative Disclosures about
       Market Risk                                                     24

Item  4 - Controls and Procedures                                      24


Part II Other Information
-------------------------

Items 1 - 3 - Legal Proceedings; Changes in                            25
       Securities and Use of Proceeds;
       Defaults Upon Senior Securities

Item  4 - Submission of Matters to a Vote of                           25
       Security Holders

Item  5 - Other Information                                            25

Item  6 - Exhibits and Reports on Form 8-K                             25


Signatures                                                             26
----------


Index to Exhibits                                                    27-28
-----------------

                                     Part I
                              Financial Information
Item 1.                        Financial Statements

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002


                                                    (Unaudited)     (Audited)
                                                   September 30,   December 31,
($ In thousands except share and                       2003            2002
per share data)                                   ============    ==============

Assets:
-------
Cash and due from banks                               $13,045        $12,316
Interest-bearing deposits                              18,330         18,818
Federal funds sold                                        133          1,724
Securities available for sale                         125,808        119,734
Securities held to maturity (fair value
 $110,543 in 2003 and $103,187 in 2002)               106,719         99,560
Mortgage loans held for sale                               90            846
Loans:
     Real estate construction loans                    31,007         22,294
     Real estate mortgage loans                        87,907         82,193
     Commercial and industrial loans                  207,996        209,368
     Loans to individuals                              86,600         96,762
                                                  ------------    --------------
          Total loans                                 413,510        410,617
     Less unearned income and deferred fees              (981)        (1,278)
                                                  ------------    --------------
          Loans, net of unearned income
           and deferred fees                          412,529        409,339
     Less: allowance for loan losses                   (5,502)        (5,092)
                                                  ------------   --------------
          Loans, net                                  407,027        404,247
                                                  ------------    --------------
Bank premises and equipment, net                       10,133          9,938
Accrued interest receivable                             5,049          4,290
Other real estate owned, net                              940            537
Intangible assets and goodwill, net                    10,197         10,912
Other assets                                            2,094          2,013
                                                  ------------    --------------
          Total assets                               $699,565       $684,935
                                                  ============    ==============

Liabilities and Stockholders' Equity:
-------------------------------------
Noninterest-bearing demand deposits                   $84,655        $74,032
Interest-bearing demand deposits                      166,640        165,216
Savings deposits                                       53,897         48,956
Time deposits                                         312,578        320,067
                                                  ------------    --------------
          Total deposits                              617,770        608,271
                                                  ------------    --------------
Other borrowed funds                                       92            748
Accrued interest payable                                  516            700
Other liabilities                                       1,919          2,115
                                                  ------------    --------------
          Total liabilities                           620,297        611,834
                                                  ------------    --------------

Stockholders' Equity Preferred stock of
 no par value.
  Authorized 5,000,000 shares;  none
   issued and outstanding                                 ---            ---
  Common stock of $2.50 par value.
   Authorized 10,000,000 shares;  issued and
   outstanding 3,512,877 shares in 2003 and
   3,511,377 in 2002                                    8,782          8,778
  Retained earnings                                    68,997         62,525
  Accumulated other comprehensive income                1,489          1,798
                                                  ------------    --------------
          Total stockholders' equity                   79,268         73,101
                                                  ------------    --------------
          Total liabilities and
           stockholders' equity                      $699,565       $684,935
                                                  ============    ==============

See accompanying notes to the consolidated financial statements

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                 Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                           September 30,         September 30,
($000's except share and per share data)                       2003                   2002
                                                         =================     =================


Interest income:
================
Interest and fees on loans                                          $7,495             $8,196
Interest on interest-bearing deposits                                   43                 82
Interest on federal funds sold                                           5                 14
Interest on securities - taxable                                     1,377              1,338
Interest on securities - nontaxable                                  1,342              1,130
                                                         -----------------     -----------------
          Total interest income                                     10,262             10,760
                                                         -----------------     -----------------

Interest expense:
=================
Interest on time deposits $100,000 or more                             710                818
Interest on other deposits                                           2,130              2,964
Interest on borrowed funds                                             ---                  1
                                                         -----------------     -----------------
          Total interest expense                                     2,840              3,783
                                                         -----------------     -----------------
          Net interest income                                        7,422              6,977
Provision for loan losses                                              435                519
                                                         -----------------     -----------------
          Net interest income after
           provision for loan losses                                 6,987              6,458
                                                         -----------------     -----------------

Noninterest income:
===================
Service charges on deposit accounts                                    704                574
Other service charges and fees                                          65                 68
Credit card fees                                                       416                357
Trust income                                                           253                238
Other income                                                            77                 67
Realized securities gains, net                                           7                178
                                                         ------------------     -----------------
          Total noninterest income                                   1,522              1,482
                                                         ------------------     -----------------

Noninterest expense:
====================
Salaries and employee benefits                                       2,396              2,237
Occupancy and furniture and fixtures                                   416                436
Data processing and ATM                                                310                263
Credit card processing                                                 324                280
Intangibles and goodwill amortization                                  238                238
Net costs of other real estate owned                                    19                 16
Other operating expenses                                             1,001                910
                                                         -----------------     -----------------
          Total noninterest expense                                  4,704              4,380
                                                         -----------------     -----------------
Income before income tax expense                                     3,805              3,560
Income tax expense                                                     894                848
                                                         -----------------     -----------------

          Net income                                                $2,911             $2,712
                                                         =================     =================




        Net income per share - basic                                $0.83                  $0.78
                                                         =================    ===================
                                    - diluted                        0.82                   0.78
                                                         =================    ===================
        Weighted average number of common
        shares outstanding - basic                              3,512,477              3,511,377
                           - diluted                            3,534,615              3,518,691
          Dividends declared per share                               $---                   $---
                                                         =================    ===================


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                         September 30,         September 30,
($000's except share and per share data)                      2003                  2002
                                                       =================     =================
Interest income:
================
Interest and fees on loans                                       $22,766            $24,362
Interest on interest-bearing deposits                                180                180
Interest on federal funds sold                                        16                 33
Interest on securities - taxable                                   4,177              4,110
Interest on securities - nontaxable                                3,995              3,314
                                                       -----------------     -----------------
          Total interest income                                   31,134             31,999
                                                       -----------------     -----------------

Interest expense:
=================
Interest on time deposits $100,000 or more                         2,325              2,605
Interest on other deposits                                         7,248              9,400
Interest on borrowed funds                                             1                  4
                                                       -----------------     -----------------
          Total interest expense                                   9,574             12,009
                                                       -----------------     -----------------
          Net interest income                                     21,560             19,990
Provision for loan losses                                          1,277              1,711
                                                       -----------------     -----------------
          Net interest income after
           provision for loan losses                              20,283             18,279
                                                       -----------------     -----------------

Noninterest income:
===================
Service charges on deposit accounts                                1,877              1,678
Other service charges and fees                                       206                202
Credit card fees                                                   1,210              1,040
Trust income                                                         757                718
Other income                                                         342                416
Realized securities gains, net                                         3                343
                                                       -----------------     -----------------
          Total noninterest income                                 4,395              4,397
                                                       -----------------     -----------------

Noninterest expense:
====================
Salaries and employee benefits                                     7,161              6,680
Occupancy and furniture and fixtures                               1,248              1,260
Data processing and ATM                                              851                849
Credit card processing                                               949                764
Intangibles and goodwill amortization                                715                716
Net costs of other real estate owned                                  38                139
Other operating expenses                                           2,878              2,709
                                                       -----------------     -----------------
          Total noninterest expense                               13,840             13,117
                                                       -----------------     -----------------
Income before income tax expense                                  10,838              9,559
Income tax expense                                                 2,494              2,196
                                                       -----------------     -----------------
          Net income                                              $8,344             $7,363
                                                       =================     =================





         Net income per share - basic                              $2.38              $2.10
                                                       =================    ==================
                                    - diluted                       2.36               2.10
                                                       =================    ==================
          Weighted average number of common
           shares outstanding - basic                          3,512,262          3,511,377
                              - diluted                        3,531,819          3,515,902
            Dividends declared per share                           $0.54              $0.46
                                                       =================    ==================


 See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                     Accumulated
                                                                        Other
($000's, except for per                  Common       Retained      Comprehensive    Comprehensive
 share data)                              Stock       Earnings         Income           Income         Total
                                       ============ ============== ================ ================ ===========

Balances, December 31, 2001                 $8,778         55,917            566             ---       $65,261

Net income                                     ---          7,363            ---           7,363         7,363

Dividend ($0.46 per share)                     ---         (1,614)           ---             ---        (1,614)

Other comprehensive income, net of tax:

  Unrealized gains
   on securities
   available for sale, net
   of income expense tax $1,144                ---            ---            ---           2,220           ---


   Reclass adjustment net
    of tax $113                                ---            ---            ---            (218)          ---
                                                                                           -------

Other comprehensive income                     ---            ---          2,002           2,002         2,002
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---            ---           9,365           ---
                                       ============ ============== ================ ================ ===========

Balances, September 30, 2002                $8,778         61,666          2,568             ---       $73,012
                                       ============ ============== ================ ================ ===========

Balances, December 31, 2002                 $8,778         62,525          1,798             ---       $73,101

Net income                                     ---          8,344            ---           8,344         8,344
Dividend ($0.54 per share)                     ---         (1,897)           ---             ---        (1,897)
Exercise of stock options                        4             25            ---             ---            29

Other comprehensive income,
 net of tax

   Unrealized losses on
    securities available for
    sale, net of income tax $166               ---            ---             ---           (307)          ---

   Reclass adjustment net of
    income tax $1                              ---            ---              ---            (2)          ---
                                                                                             ----
Other comprehensive income                     ---            ---            (309)          (309)         (309)
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---             ---          8,035           ---
                                       ============ ============== ================ ================ ===========
Balances, September 30,2003                 $8,782         68,997           1,489            ---       $79,268
                                       ============ ============== ================ ================ ===========

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                            September 30,      September 30,
($000's)                                                                         2003               2002
                                                                          =================== =================
Cash flows from operating activities:
-------------------------------------
Net income                                                                            $8,344            $7,363

Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                         1,277             1,711
     Depreciation of bank premises and equipment                                         687               751
     Amortization of intangibles                                                         715               716
     Amortization of premiums and accretion of
     discount, net                                                                       383               282
     (Gains) on sales and calls of securities
      available for sale, net                                                             (1)             (331)
        (Gains) on calls of securities held to maturity                                   (2)              (12)
     Losses and writedowns on other real estate owned                                     18                58
     (Increase) decrease in:
      Mortgage loans held for sale                                                       756               505
       Accrued interest receivable                                                      (759)              (86)
       Other assets                                                                       32              (599)
     Increase (decrease) in:
       Accrued interest payable                                                         (184)             (395)
       Other liabilities                                                                (196)              323
                                                                          ------------------- -----------------
          Net cash provided by operating
           activities                                                                $11,070           $10,286
                                                                          ------------------- -----------------

Cash flows from investing activities:
-------------------------------------
Net decrease in federal funds sold                                                    $1,591              $436
Net (increase) decrease in interest-bearing
 deposits                                                                                488            (1,334)
Proceeds from calls, principal payment, sales and maturities of
securities available for sale                                                         19,825            13,086
Proceeds from calls principal payments and maturities of
 securities held to maturity                                                          14,493            15,846
Purchases of securities available for sale                                           (26,514)          (30,252)
Purchases of securities held to maturity                                             (21,839)             (249)
Purchases of loan participations                                                      (2,051)           (2,676)
Collections of loan participations                                                     1,292             3,527
Net (increase) in loans to customers                                                  (3,992)          (19,220)
Proceeds from disposal of other real estate owned                                         81               103
Recoveries on loans charged off                                                          192                93
Purchase of bank premises and equipment                                               (1,331)             (413)
Proceeds from disposal of bank premises and equipment                                    449                11
                                                                          ------------------- -----------------
          Net cash (used in) investing
           activities                                                               $(17,316)         $(21,042)




Cash flows from financing activities:
-------------------------------------
Net (decrease)in time deposits                                                     $  (7,489)         $(11,431)
Net increase in other deposits                                                        16,988            26,391
Net increase(decrease)in other borrowed funds                                           (656)              384
Exercise of stock options                                                                 29               ---
Dividends paid on common stock                                                        (1,897)           (1,614)
                                                                           ------------------- -----------------
      Net cash provided by financing
           activities                                                                  6,975            13,730
                                                                           ------------------- -----------------

Net increase in cash and due from banks                                                  729             2,974

Cash and due from banks at beginning of period                                        12,316            12,293
                                                                           ------------------- -----------------
Cash and due from banks at end of period                                             $13,045           $15,267
                                                                           =================== =================

Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid for interest                                                                $9,758           $12,404
                                                                           =================== =================
Cash paid for income taxes                                                            $2,509            $2,464
                                                                           =================== =================
Loans charged to the allowance for loan losses                                        $1,059            $1,067
                                                                           =================== =================
Loans transferred to other real estate owned                                            $502              $219
                                                                           =================== =================
Unrealized gains (losses)on securities available for sale                              $(476)           $3,033
                                                                           =================== =================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 2003
                                   (Unaudited)

Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB), Bank of Tazewell County (BTC) and National Bankshares Financial Services, Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 2002 Annual Report to Stockholders and additional information supplied in the 2002 Form 10-K.

Note (2) Stock-Based Compensation

        At September 30, 2003, the Company had a stock-based employee compensation plan which is described more fully in the Company's Form 10-K dated December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           Nine months ended            Three months ended
                                                             September 30,                 September 30,
---------------------------------------------------- ------------------------------ ----------------------------
($ In thousands, except per share data)                  2003            2002           2003           2002

Net income, as reported                                   $8,344         $7,363          $2,911        $2,712

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards                                               (30)           (17)            (10)           (5)
                                                     -------------- --------------- -------------- -------------
Pro forma net income                                      $8,314         $7,346          $2,901        $2,707
---------------------------------------------------- -------------- --------------- -------------- -------------

Earnings per share:
-------------------

    Basic-as reported                                      $2.38          $2.10           $0.83         $0.78
---------------------------------------------------- -------------- --------------- -------------- -------------

    Basic-pro forma                                        $2.37          $2.09           $0.83         $0.77
---------------------------------------------------- -------------- --------------- -------------- -------------

    Diluted-as reported                                    $2.36          $2.10           $0.82         $0.78
---------------------------------------------------- -------------- --------------- -------------- -------------

    Diluted-pro forma                                      $2.35          $2.09           $0.82         $0.77
---------------------------------------------------- -------------- --------------- -------------- -------------


        There were no stock options granted or forfeited in the first three quarters of 2003. The only stock options exercised during that period were 1,500 options exercised during the second quarter, 500 at an original grant price of $22.00 per share and 1,000 at $18.75 per share.

Note (3)  Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                              For the periods ended
                                                         September 30,            December 31,
                                                      2003           2002             2002
                                                  ============== ============== =================
($000's, except for % data)
Balance at beginning of period                           $5,092       $4,272           $4,272

Provision for loan losses                                 1,277        1,711            2,251

Loans charged off                                        (1,059)      (1,067)          (1,571)

Recoveries                                                   92           93              140
                                                  -------------- -------------- -----------------

Balance at the end of period                             $5,502       $5,009           $5,092
                                                  ============== ============== =================

Ratio of allowance for loan losses to the end
of period loans net of unearned income and
deferred fees                                             1.33%        1.21%            1.24%
                                                  ============== ============== =================
Ratio of net charge-offs (recoveries) to
average loans, net of unearned income and
deferred fees(1)                                           .28%         .32%             .35%

Ratio of allowance for loan losses to
nonperforming loans(2)                                2,895.79%    1,361.14%        1,768.06%
                                                  ============== ============== =================

(1)     Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.


                                                           September 30,         December 31,
                                                         2003         2002           2002
                                                     ============= ============ ================
($000's, except for % data)
Nonperforming Assets:
---------------------
Nonaccrual loans                                             $190         $368             $288

Restructured loans                                            ---          ---              ---
                                                     ------------- ------------ ----------------
     Total nonperforming loans                                190          368              288

Foreclosed property                                           940          269              537
                                                     ------------- ------------ ----------------
     Total nonperforming assets                            $1,130         $637             $825
                                                     ============= ============ ================
Ratio of nonperforming assets to loans, net of
unearned income and deferred fees, plus other real
estate owned                                                 .27%         .15%             .20%
                                                     ============= ============ ================


                                                           September 30,          December 31,
                                                           2003         2002         2002
                                                     ============= ============ ===============
Accruing Loans Past Due 90 Days or More:
----------------------------------------
 Past due 90 days or more and
  still accruing                                           $2,207         $895            $977
                                                     ============= ============ ===============
 Ratio of loans past due 90 days or
  more and still accruing to loans, net   of
  unearned income and deferred fees                          .53%         .22%            .24%
                                                     ============= ============ ===============
Impaired Loans:
--------------
 Total impaired loans                                        $380         $387            $139
                                                     ============= ============ ===============
 Impaired loans with a
  valuation allowance                                         ---          $43             $93
 Valuation allowance                                          ---          (26)            (33)
                                                     ------------- ------------ ---------------
 Impaired loans net of allowance                              ---          $17             $60
                                                     ============= ============ ===============
 Impaired loans with no
  valuation allowance                                        $380         $344             $46
                                                     ============= ============ ===============
 Average recorded investment
  in impaired loans                                          $224         $462            $397
                                                     ============= ============ ===============
 Income recognized on impaired
  loans                                                       $19          $11             $11
                                                     ============= ============ ===============
 Amount of income recognized
  on a cash basis                                             ---          ---             ---
                                                     ============= ============ ===============


Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at September 30, 2003 were $10.

Note (4) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of September 30, 2003 are as follows:

                                                                  September 30, 2003

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ in thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Available for sale:

  U.S. Treasury                                   $2,247              $117               ---             $2,364
  U.S. Government agencies and
   corporations                                    5,639                31                 5              5,665
  State and political
   subdivisions                                   79,318             2,144               356             81,106
  Mortgage-backed
   securities                                     10,032               355               ---             10,387
  Corporate debt
   securities                                     22,623               752               303             23,072
  Federal Reserve Bank stock-
restricted                                           209               ---               ---                209
  Federal Home Loan
   Bank stock-restricted                           1,646               ---               ---              1,646
  Other securities                                 1,219               140               ---              1,359
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
      available for sale                        $122,933            $3,539              $664           $125,808
                                        ================= ================= ================= ==================

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of September 30, 2003 are as follows:

                                                                  September 30, 2003

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ in thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Held to Maturity:

  U.S. Government agencies and
   corporations                                  $10,996              $122               $70            $11,048
  State and political
   subdivisions                                   56,806             1,912               155             58,563
  Mortgage-backed
   securities                                      5,071               213               ---              5,284
  Corporate securities                            33,846             2,118               316             35,648
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
      held to maturity                          $106,719            $4,365              $541           $110,543
                                        ================= ================= ================= ==================

Recent Accounting Announcements

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Corporation's consolidated financial statements.

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46 but the adoption of this Interpretation is not expected to have a material impact on the Corporation's consolidated financial statements.


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


Analysis of Financial Condition and Results of Operations for the Nine Months Ended June 30, 2003
--------------------------------------------------------------------------------

        Net income for the nine months ended September 30, 2003 was $8,344, which represents an increase of $981 or 13.32% when compared to the same period in 2002. The annualized return on average assets for the nine months ended September 30, 2003 was 1.60% and 1.52% for September 30, 2002. The annualized return on average equity was 14.55% for the period ended September 30, 2003 and 14.31% for September 30, 2002.

        Basic earnings per share for the period ended September 30, 2003 was $2.38 and $2.10 in 2002 for the same period.



Net Interest Income

        Net interest income at the end of the third quarter of 2003 was $21,560, an increase of $1,570 or 7.85% over the same period in 2002. Interest income decreased $865 or 2.70%, when the periods ending September 30, 2003 and 2002 are compared. Interest expense decreased $2,435, or 20.28%, when the two periods are compared. The yield on earning assets was 6.77%, decreasing 60 basis points from September 30, 2002. The cost to fund earning assets for the period ending September 30, 2003 was 1.94% or a 68 basis point decrease from the same period in 2002. This resulted in an increase in the net interest margin of 8 basis points. Substantially lower funding costs due to the low interest rate environment accounted for most of the improvement in net interest income.

Following is a table showing the quarter-to-date average balances for interest-earning assets, interest-bearing liabilities and the related yield and cost.

                                                          Average
                                                          Balance         Interest      Yield Cost
                                                    ----------------- ---------------- -------------
      Loans, net (1)                                        $416,382           $7,522         7.17%
      Taxable securities                                     107,060            1,377         5.10%
      Nontaxable securities (1)                              125,166            2,034         6.45%
      Federal funds sold                                       1,315                5         1.51%
      Interest-bearing deposits                               18,549               43         0.92%
                                                    ----------------- ---------------- -------------
      Total interest-earning assets                         $668,472          $10,981         6.52%
                                                    ================= ================ =============

      Interest-bearing demand deposits                      $168,281             $356         0.84%
      Savings deposits                                        52,920               59         0.44%
      Time deposits                                          314,098            2,425         3.06%
      Short-term borrowings                                      181              ---           ---
                                                    ================= ================ =============
      Total interest-bearing liabilities                    $535,480           $2,840         2.10%
                                                    ================= ================ =============

      Net interest income/interest spread                                      $8,141         4.42%
                                                                      ================ =============
      Net interest margin (2)                                                                 4.83%
                                                                      ================ =============

      (1)      Yield is on a tax equivalent basis.
      (2) The net interest margin consists of annualized net interest income on a fully tax equivalent basis divided by average earnings assets.

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

        An internal credit review department performs pre-credit analyses of large credits and also conducts periodic credit reviews. Changing trends in the loan mix are also evaluated in determining the adequacy of the allowance for loan losses.

        The ratio of the allowance for loan losses to loans net of unearned income was 1.33% at September 30, 2003. This compares to 1.21% at September 30, 2002. The provision for the first nine months of 2003 was $1,277, down $434 over the same period the prior year.

        While management continues to believe that overall credit quality remains satisfactory, the level of exposure to loss has increased, particularly in the loans to individuals category. In addition, much of the growth recently experienced has been in the commercial loan category. While the number of possible defaults would only constitute a small number of loans, the sizable dollar amount of the individual credits tends to increase the possibility of greater loss. Loans past due ninety days or more increased by $1,230 since December 31, 2002.

Noninterest Income

        Noninterest income is an important source of the Company's income. This category is comprised of service charges on deposit accounts, other service charges and fees, credit card fees, trust income and other income. Net securities gains and losses are also included in this category. Noninterest income for the period ending September 30, 2003 and 2002 was $4,395 and $4,397, respectively.

        Service charges on deposit accounts increased by $199 or 11.86%, when compared to the same period in 2002. A portion of this increase was due to modifications in the terms of certain demand deposit products and the associated service charges.

        Other service charges and fees increased $4 when September 30, 2003 and September 30, 2002 are compared.

        Credit card fees increased $170, or 16.35%. This increase was primarily the result of an increased volume of merchant and interchange fees.

        Trust income increased by $39 in 2003, when compared to the first nine months of 2002. Trust income is dependent on market conditions as well as the types of accounts being handled at any given point in time. The level of estate business, for example, cannot be predicted with any degree of precision.

        Realized securities gains were $3 for the first nine months of 2003. The net gains were primarily associated with the adjustment of the Company's investment in certain limited liability companies offset by gains on called securities. Previous year net gains were associated with the sale of equity securities by Bankshares.

Noninterest Expense

        Noninterest expense for the period ended September 30, 2003 was $13,840, an increase of $723 or 5.51%.

        Salaries and employee benefits increased by $481 or 7.20%, at September 30, 2003 as compared with the same period. Rising pension costs and normal salary adjustments accounted for the majority of the increase.

        Occupancy expenses decreased $12 or .95%, when the first nine months of 2003 and 2002 are compared.

        Data processing costs increased $2 or .24%.

        Credit card processing increased $185 or 24.21% due to volume. As previously noted credit card income was also up for the year because of volume in the merchant and debit card areas.

        Intangibles expense for the first nine months of 2003 and 2002 was $715 and $716. There were no impairment write downs during the period.

        Other operating costs increased by $169 or 6.24%, when the periods September 30, 2003 and 2002 are compared. Included in this category are franchise taxes, which increased by $71, and repossession expense, which increased by $50.

Income Taxes

        In the third quarter of 2003, the Company's level of profits resulted in an increase from 34% to 35% in the federal income tax rate applicable to the Company. In addition to the actual taxes paid to the government, this change affects other areas, including the book tax provisions, deferred taxes, and tax equivalency calculations.

Balance Sheet

        Total assets at September 30, 2003 were $699,565, an increase of $14,630 or 2.14% from period end assets at December 31, 2002. This increase was primarily due to deposit growth, which was $9,499 or 1.56%.


Securities

        Securities available for sale increased by 5.07%, while securities held to maturity increased 7.19%. (Refer to the table previously presented for portfolio composition.) Funds for these increases came primarily from deposit growth.

Loans

        Loans net of unearned income grew by $3,190 or .78% from December 31, 2002. Since December 31, 2002, construction loans increased by $8,713 or 39.08%, with real estate mortgage loans increasing $5,714 or 6.95%. The commercial loan category decreased by $1,372 or .66% due to demand. Loans to individuals declined by $10,162 or 10.50%. It is not known to what extent loans to individuals will ultimately decline or when growth in this area will resume, the general economic conditions. In addition, because of the many financing alternatives available to customers, it is unknown whether percentage of loans to individuals to total loans will return to previous levels.

Deposits

        Total deposits at September 30, 2003 increased $9,499 or 1.56%, as compared with total deposits at December 31, 2002 are compared.

        Noninterest-bearing demand deposits increased $10,623 or 14.35% when September 30, 2003 and December 31, 2002 are compared. During the same period, interest-bearing demand deposits increased by .86%, while savings deposits were up 10.09%. Time deposits declined by $7,489 or 2.34%. This data indicates that depositors continue to gravitate toward liquid short-term deposit instruments. This trend is expected to continue until rising rates make longer term time deposits a more attractive investment.

Daily Averages

        Daily averages for the major categories are as follows:

     (000's)                      September 30, 2003        December 31,2002
                               -------------------------- ---------------------
Loans, net                                  $405,903              $404,717
Securities available for sale                123,387                96,877
Securities held to maturity                  103,305                94,616
Total assets                                 695,291               655,783
Total deposits                               615,958               583,298
Stockholders' equity                          76,648                69,895

Liquidity

        Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals.
        Cash from operating activities was $11,070. The primary sources were net income and net sales of real estate loans held for sale.
        Cash from investing activities was $(17,316). The cash flow statement shows that the principal use of cash was for securities.
        Financing activities during the period produced $6,975 in cash, mainly due to an increase in deposits.

        Management is not aware of any commitments that will result in, or are likely to result in, a material and adverse impact on liquidity.


Capital Resources

        Total stockholders' equity increased by $6,167 from December 31, 2002 to September 30, 2003. Net income of $8,344 accounted for most of the increase, offset by a dividend to shareholders in the amount of $1,897. The Company's risk based capital ratios at September 30, 2003 are as follows.

                  Total capital                  14.90%
                  Tier I                         13.77%
                  Leverage ratio                  9.84%

     The Company's banking affiliates continue to meet the regulatory criteria for well capitalized.


Analysis of Financial Condition and Results of Operations for the Three Months Ended September 30, 2003
--------------------------------------------------------------------------------


        Net income for the third quarter of 2003 was $2,911 an increase of $199 or 7.34% over the same period in 2002. The return on average assets for the three months ended September 30, 2003 was 1.66%, which compared to 1.65% for the same quarter in 2002. The return on average equity for the third quarter of 2003 was 14.78%, a slight decrease from 2002, when the return or average equity was 15.30%, or an annualized basis.

Net Interest Income

        Net interest income for the third quarter of 2003 was $7,422 an increase of 6.38% over the same period in 2002. Because of the continuation of the low interest rate environment, previously established trends persisted during the third quarter. Higher rate earning assets continued to mature and/or reprice and move into lower rate earning assets. At the same time, interest bearing liabilities also continued to mature and/or reprice into liabilities with lower rates. The net interest margin for the third quarter of 2003 was 4.83%, compared to 4.87% for the same period in 2002.

Provision for Loan Losses

        The provision for loan losses for the third quarter of 2003 was $435, a decrease of $84 from the third quarter of 2002.

        Management continues to expect net charge-off levels to be higher in 2003, particularly in the area of loans to individuals.

Noninterest Income

        Service charges for the third quarter were up $130, when compared to the third quarter of 2002. During the second quarter the Company made certain modifications to its demand deposit products that have so far resulted in an increase in service charge income. It is not known whether this level of income will be sustainable, as the ongoing acceptance of product changes by the Company's customer base is as yet uncertain.

Other Service Charges

        This category shows a decline of $3 when compared to the same quarter in 2002. This category is comprised of various miscellaneous types of income which vary from period to period.

Credit Card Income

        Credit card income for the quarter ended September 30, 2003 was $416, an increase of $59 or 16.53%. The majority of the increase was due to the volume of business in merchant and debit cards.

Trust Income

        Trust income increased by $15 or 6.30% when the third quarter of 2003 and 2002 are compared. Trust income varies due to the nature of the business. Estate income, for example, is unpredictable. Market values of trust assets, which can vary widely, also affect the level of income. Realized Gains or Losses on Securities

Realized Gains or Losses on Securities

        Net securities gains were $7 in the third quarter of 2003. In 2002 the Company sold certain stock owned by Bankshares for a substantial gain, resulting in $178 in net gains for that quarter.

Salaries and Wages

        Salaries and wages are up $159 or 7.11% at September 30, 2003 when compared with the same period last year. As previously mentioned, rising pension costs and normal salary reviews accounted for most of the increase.

Other Expense

        Other expenses, including occupancy, data processing, and other expense, normally fluctuate to a degree. Credit card processing expenses were up $44 due primarily to increase in volume related to merchant and debit cards.

Daily Averages

Following are quarterly averages for selected categories:

Major Categories                     September 30, 2003    September 30, 2002
----------------                     ------------------    ------------------
Loan, net                                      $409,307              $409,413
Securities available for sale                   124,683                96,937
Securities held to maturity                     104,111                89,474
Total assets                                    697,216               657,504
Total deposits                                  616,574               583,937
Stockholders equity                              78,143                71,104


Loans and Deposits                    September 30,2003    September 30, 2002
------------------                    -----------------    ------------------
Construction loans                              $31,754               $23,018
Real estate loans                                84,776                80,060
Commercial loans                                210,433               208,318
Loan to individuals                              88,855               104,372
Noninterest bearing demand deposits              81,275                75,223
Interest bearing demand deposits                168,281               153,472
Saving deposits                                  52,920                48,495
Time deposits                                   314,098               306,747

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Derivatives

        The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high risk derivative products. The Company has investments in collateralized mortgage obligations, structured notes and other similar instruments that are included in securities available for sale and securities held to maturity. The fair value of these investments at September 30, 2003 was approximately $2,208. Amortized cost for these securities was approximately $2,289.

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

                     None for the three months ended September 30, 2003.

Item 4.        Submission of Matters to a Vote of Security Holders

                     None

Item 5.        Other Information

                     None

Item 6.        Exhibits and Reports on Form 8-K

                     Form 8K dated July 11, 2003 - Press release announcing earnings for the second quarter of 2003, incorporated by reference herein.

                     Form 8K dated July 21, 2003 - Press release announcing the Company's inclusion in the Russell (R) 3000 Index, incorporated by reference herein.

                                   Signatures

  National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  DATE: November 14, 2003       NATIONAL BANKSHARES, INC.

                                /s/ JAMES G. RAKES
                                -----------------------------
                                James G. Rakes
                                Chief Executive Officer


                                /s/ J. ROBERT BUCHANAN
                                -----------------------------
                                J. Robert Buchanan
                                Chief Financial Officer

Index to Exhibits

                                                           Page No. In
Exhibit No.         Description                         Sequential System
-----------         -----------                         -----------------
    3(i)     Articles of Incorporation, as amended,     (incorporated herein
             of National Bankshares, Inc.               by reference to Exhibit
                                                        3(a) of the Annual
                                                        Report on Form 10K for
                                                        fiscal year ended
                                                        December 31, 1993)

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

*10(iii)(A)  National Bankshares, Inc. 1999             (incorporated herein by
             Stock Option Plan of the                   reference to Exhibit 4.3
                                                        Form S-8, filed as
                                                        Registration No.
                                                        333-79979 with the
                                                        Commission on June 4,
                                                        1999)

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

   31(a)     Section 302 Certification of Chief
             Executive Officer                          Page 30

   31(b)     Section 302 Certification of Chief
             Financial Officer                          Page 31

   32(a)     Certification of Chief Executive
             Officer Pursuant to 18 U.S.C.
             Section 350                                Page 32

   32(b)     Certification of Chief Financial
             Officer Pursuant to 18 U.S.C.
             Section 350                                Page 33