Form 10-K
period 2003-12-31
NATIONAL BANKSHARES INC
filed 2004-03-15
CIK 796534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended                               Commission file number
    December 31, 2003                                          0-15204

                            National Bankshares, Inc.
--------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Virginia                                    54-1375874
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

   101 Hubbard Street
   Blacksburg, Virginia 24060                         24060
---------------------------------               -------------------
(Address of principal executive offices)             Zip Code

Securities registered pursuant to Section 12(b) of the Act: None (540) 951-6300 Securities registered pursuant to Section 12(g) of the Act:Registrant's telephone number, including area code

                     Common Stock, Par Value $2.50 per Share
--------------------------------------------------------------------------
                                (Title of Class)
Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes   X        No
        -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.    X
        ---

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act). Yes X No ____ The aggregate market value of the voting common equity held by nonaffiliates of the Registrant at $39.65 the price at which the common equity was sold as of June 30, 2003 the last business day of Registrant's most recently completed second quarter, was $133,033,046.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at February 15, 2004
------------------------------             ----------------------------------
        Common Stock                                   3,515,377
       $2.50 Par Value

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrant's Proxy Statement for the Annual Meeting to be held April 13, 2004 and filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

                        (This report contains 64 pages.)
                     (The Index of Exhibits is on page 61.)

                                Table of Contents

                                                                     Page
Part I

Item 1.         Business                                                 3
Item 2.         Properties                                              11
Item 3.         Legal Proceedings                                       11
Item 4.         Submission of Matters to a Vote of
                 Security Holders                                       11

Part II

Item 5.         Market for Registrant's Common
                 Equity and Related Stockholder Matters                 11
Item 6.         Selected Financial Data                                 12
Item 7.         Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                          12
Item 7A.        Quantitative and Qualitative
                 Disclosures About Market Risk                          29
Item 8.         Financial Statements and
                  Supplementary Data                                    30
Item 9.         Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                                  53
Item 9A         Controls and Procedures                                 53

Part III

Item 10.        Directors and Executive Officers of
                  the Registrant                                        53
Item 11.        Executive Compensation                                  54
Item 12.        Security Ownership of Certain
                  Beneficial Owners and Management                      54
Item 13.        Certain Relationships and Related
                  Transactions                                          54
Item 14.        Principal Accounting Fees and Services                  54

Part IV

Item 15.        Exhibits, Financial Statement                           55
                Schedules, and Reports on Form 8-K

Signatures                                                              56

Index of Exhibits                                                       61

Part I
$ In thousands, except per share data.

Item 1.  Business

History and Business

    National Bankshares, Inc. (Bankshares) is a financial holding company organized under the laws of Virginia in 1986 and registered under the Bank Holding Company Act (BHCA). Bankshares conducts the majority of its business operations through its two wholly-owned bank subsidiaries, The National Bank of Blacksburg (NBB) and Bank of Tazewell County (BTC), and through National Bankshares Financial Services, Inc. (NBFS), doing business as National Bankshares Investment Services and National Bankshares Insurance Services, collectively referred to as "The Company". Bankshares posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

The National Bank of Blacksburg

    The National Bank of Blacksburg was originally chartered as the Bank of Blacksburg in 1891. Its state charter was converted to a national charter in 1922 and it became The National Bank of Blacksburg. NBB operates a full-service banking business from its headquarters in Blacksburg, Virginia, and its thirteen area branch offices. NBB offers general retail and commercial banking services to individuals, businesses, local government units and institutional customers. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making real estate, commercial, revolving, consumer and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks, savings bond sales and utility payment services; and providing other miscellaneous services normally offered by commercial banks. NBB also conducts a general trust business. Through its trust operation, NBB offers a variety of personal and corporate trust services.
    NBB makes loans in all major loan categories, including commercial, commercial and residential real estate, construction and consumer loans.
    At December 31, 2003, NBB had total assets of $401,274. Total deposits at this date were $356,838. NBB's net income for 2003 was $7,416 which produced a return on average assets of 1.90% and a return on average stockholders' equity of 18.04%. Refer to Note 12 of the Notes to Consolidated Financial Statements for NBB's risk-based capital ratios.

Bank of Tazewell County

    The antecedents of BTC are in a charter issued on September 28, 1889 for Clinch Valley Bank. On December 22, 1893, a second charter was issued in substantially the same form for Bank of Clinch Valley. In 1929, Bank of Clinch Valley merged with Farmers Bank under the charter of the former, and the name of the new institution became Farmers Bank of Clinch Valley. Bank of Tazewell County resulted from the 1964 merger of Bank of Graham, Bluefield, Virginia with Farmers Bank of Clinch Valley. BTC provides general retail and commercial banking services to individuals, businesses and local government units. These services include commercial, real estate and consumer loans. Deposit accounts offered include demand deposit accounts, interest-bearing demand deposit accounts, money market deposit accounts, savings accounts and certificates of deposit. Other services include automatic funds transfer, collections, night depository, safe deposit, travelers checks, savings bond sales and utility payment services; and providing other miscellaneous services normally offered by commercial banks. BTC also conducts a general trust business.
    At December 31, 2003, BTC had total assets of $303,171. Total deposits at this same date were $269,176. BTC's net income for 2003 was $4,137 which produced a return on average assets of 1.37% and a return on average stockholders' equity of 12.70%. Refer to Note 12 of the Notes to Consolidated Financial Statements of BTC's risk-based capital ratios.

National Bankshares Financial Services

    On April 9, 2001, National Bankshares Financial Services Inc., a wholly-owned subsidiary began offering non-deposit investment products and insurance products for sale to the public. NBFS is working with Bankers Insurance, LLC, a joint effort of Virginia Banks originally sponsored by the Virginia Bankers Association. In another cooperative effort, NBFS is working with UVEST Financial Services Group, Inc. to offer investment services. In the first quarter of 2004, NBFS expects to end its association with UVEST Financial Services Group, Inc. and to begin offering investment services through Bankers Investments, LLC.

Commercial Loans

    NBB and BTC make both secured and unsecured loans to businesses and to individuals for business purposes. Loan requests are granted based upon several factors including credit history, past and present relationships with the bank, marketability of collateral and the cash flow of the borrowers. Unsecured commercial loans must be supported by a satisfactory balance sheet and income statement. Collateralized business loans may be secured by a security interest in marketable equipment, accounts receivable, business equipment and/or general intangibles of the business. In addition, or as an alternative, the loan may be secured by a deed of trust lien on business real estate.
    The risks associated with commercial loans are related to the strength of the individual business, the value of loan collateral and the general health of the economy.

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

Consumer Loans

    NBB and BTC routinely make consumer loans, both secured and unsecured. The credit history, cash flow and character of individual borrowers is evaluated as a part of the credit decision. Loans used to purchase vehicles or other specific personal property and loans associated with real estate are usually secured with a lien on the subject vehicle or property.
    Negative changes in a customer's financial circumstances due to a large number of factors, such as illness or loss of employment, can place the repayment of a consumer loan at risk. In addition, deterioration in collateral value can add risk to consumer loans.

Sales and Purchases of Loans

    NBB and BTC will occasionally buy or sell all or a portion of a loan. These purchases and sales are in addition to the secondary market residential mortgage loans regularly sold by the banks.
    Both banks will consider selling a loan or a participation in a loan, if:
(i) the full amount of the loan will exceed the bank's legal lending limit to a single borrower; (ii) the full amount of the loan, when combined with a borrower's previously outstanding loans, will exceed the bank's legal lending limit to a single borrower; (iii) the Board of Directors or an internal Loan Committee believes that a particular borrower has a sufficient level of debt with the bank; (iv) the borrower requests the sale; (v) the loan to deposit ratio is at or above the optimal level as determined by bank management; and/or
(vi) the loan may create too great a concentration of loans in one particular location or in one particular type of loan.
    The banks will consider purchasing a loan, or a participation in a loan, from another financial institution (including from another subsidiary of the Company) if the loan meets all applicable credit quality standards and (i) the bank's loan to deposit ratio is at a level where additional loans would be desirable; and/or (ii) a common customer requests the purchase.
    The following table sets forth, for the three fiscal years ended December 31, 2003, 2002 and 2001 the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

                                                                 Percentage of
Period                       Class of Service                    Total Revenues
------                       ----------------                    --------------
December 31, 2003            Interest and Fees on Loans              68.59%
                             Interest on Investments                 23.35%
December 31, 2002            Interest and Fees on Loans              66.90%
                             Interest on Investments                 20.65%
December 31, 2001            Interest and Fees on Loans              55.84%
                             Interest on Investments                 21.37%

Market Area

The National Bank of Blacksburg Market Area

    NBB's primary market area consists of all of Montgomery County, all of Giles County, all of Pulaski County, the City of Radford, the City of Galax and adjacent portions of Carroll and Grayson Counties, Virginia. This area includes the towns of Blacksburg and Christiansburg in Montgomery County, the towns of Pearisburg, Pembroke, Narrows and Rich Creek, in Giles County, and the towns of Dublin and Pulaski in Pulaski County. The local economy is diverse and is oriented toward higher education, retail and service, light manufacturing and agriculture.
    Montgomery County's largest employer is Virginia Polytechnic Institute and State University (VPI & SU) located in Blacksburg. VPI & SU is the Commonwealth's land grant college and also its largest university. Employment at VPI & SU has remained relatively stable over the past three years, and it is not expected to change materially in the next few years. A second state supported university, Radford University, is located in NBB's service area. It too has provided stable employment opportunities in the region. The State of Virginia has implemented significant cuts in financial support to both universities. To date, these cuts have not translated into large reductions in employment.
    Giles County's primary employer is the Celanese plant, a manufacturer of acetate fibers. Employment at this plant has remained relatively stable over the past several years.
    Pulaski County's major employer is the Volvo Heavy Trucks production facility. Employment trends at this facility have been positive over the past three years. The county also has several large furniture plants, most notably Pulaski Furniture and Ethan Allen. Furniture manufacturing has recently been negatively impacted by growing furniture imports.
    The City of Galax is located in the Virginia-North Carolina furniture-manufacturing region. Three furniture companies, Vaughan Bassett Furniture Company, Vaughan Furniture Company, Inc. and Webb Furniture Company together employ the largest percentage of the area's work force. The Galax economy is stable, but recently furniture manufacturing has been negatively affected.
    Several other small manufacturing concerns are located in Montgomery, Giles and Pulaski Counties and in the City of Galax. These concerns manufacture diverse products and are not dependent on one sector of the economy. Agriculture and tourism are also important to the region, especially in Giles County and in the area near Galax.
    Montgomery County has developed into a regional retail center, with the construction of several large shopping areas. Two area hospitals, each of which are affiliated with different large health care systems, have constructed additional facilities attracting health care providers to Montgomery County, making it a center for basic health care services. VPI & SU's Corporate Research Center has brought small high tech companies to Blacksburg, and further expansion is planned.
    NBB's primary market area offers the advantages of a good quality of life, scenic beauty, moderate climate and the cultural attractions of two major universities. The region has marketed itself as a retirement destination, and it has had some recent success attracting retirees, particularly from the Northeast and urban Northern Virginia. These marketing efforts are expected to continue.

Bank of Tazewell County Market Area

    Most of BTC's business originates from Tazewell County, Virginia and Mercer County, West Virginia. This includes the towns of Tazewell, Richlands and Bluefield, Virginia and Bluefield, West Virginia. BTC also has offices located in the Towns of Wytheville, Marion and Abingdon located in Wythe, Smyth and Washington Counties, Virginia, respectively. BTC's primary market area has largely depended on the coal mining industry and farming for its economic base. In recent years, coal companies have mechanized, reducing the number of individuals required for the production of coal. However, there are still a number of support industries for the coal mining business that continue to provide employment in the area. Additionally, several new businesses have been established in the area, and Bluefield, West Virginia has emerged as a regional medical center. Real estate values remain stable and comparable to other areas in Southwest Virginia. BTC's expanded market areas in Wythe, Smyth and Washington Counties have a diverse economic base, with manufacturing, agriculture, education and service industries all represented.

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


Registrant's Organization and Employment

    Bankshares, NBB, BTC and NBFS are organized in a holding company/subsidiary structure. Until January 1, 2002, Bankshares had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. Until January 1, 2002, all compensation paid to Bankshares officers was paid by the subsidiary banks, except for fees paid to Chairman, President and Chief Executive Officer James G. Rakes for his service as a director of the Company. On January 1, 2002, several administrative functions that serve multiple subsidiaries were moved to the holding company level. These functions include audit, compliance, loan review and human resources. Employees performing these functions who were formerly employed at the bank level are now employed at the holding company level.
    At December 31, 2003, NBB employed 134.5 full time equivalent employees at its main office, operations center and branch offices. BTC at December 31, 2003 employed 100.5 full time equivalent employees in its various offices and operational areas. Bankshares had 14 and NBFS had 3 full time employees at December 31, 2003.

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

NBB and BTC

    General. NBB is a national banking association incorporated under the laws of the United States and is subject to examination by the Office of the Comptroller of the Currency (the OCC). Deposits in NBB are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor all areas of NBB's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations and maintenance of books and records. The OCC requires NBB to maintain certain capital ratios. NBB is required by the OCC to prepare quarterly reports on NBB's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC. NBB also is required by the OCC to adopt internal control structures and procedures in order to safeguard assets and monitor and reduce risk exposure. While appropriate for safety and soundness of banks, these requirements impact banking overhead costs.
    BTC is organized as a Virginia-chartered banking corporation and is regulated and supervised by the Bureau of Financial Institutions (BFI) of the Virginia State Corporation Commission. In addition, as a federally insured bank, BTC is regulated and supervised by the Federal Reserve Board, which serves as its primary federal regulator and is subject to certain regulations promulgated by the FDIC. Under the provisions of federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property of service.
    The Virginia State Corporation Commission and the Federal Reserve Board conduct regular examinations of BTC reviewing the adequacy of the loan loss reserves, quality of the loans and investments, propriety of management practices, compliance with laws and regulations and other aspects of the bank's operations. In addition to these regular examinations, Virginia chartered banks must furnish to the Federal Reserve Board quarterly reports containing detailed financial statements and schedules.
    Community Reinvestment Act. NBB and BTC are subject to the provisions of the Community Reinvestment Act of 1977 (the CRA), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community served by the bank, including low and moderate-income neighborhoods. The focus of the regulations is on the volume and distribution of a bank's loans, with particular emphasis on lending activity in low and moderate-income areas and to low and moderate-income persons. The regulations place substantial importance on a bank's product delivery system, particularly branch locations. The regulations require banks, including NBB and BTC, to comply with significant data collection requirements. The regulatory agency's assessment of the bank's record is made available to the public. Further, this assessment is required for any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge, consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. It is likely that banks' compliance with the CRA, as well as other fair lending laws, will face ongoing government scrutiny and that costs associated with compliance will continue to increase.
    Both NBB and BTC have received "Satisfactory" CRA ratings in the last examination by bank regulators. Federal Deposit Insurance Corporation Improvement Act of 1991. The difficulties encountered nationwide by financial institutions during 1990 and 1991 prompted federal legislation designed to reform the banking industry and to promote the viability of the industry and of the deposit insurance system. FDICIA, which became effective on December 19, 1991, bolsters the deposit insurance fund, tightens bank regulation and trims the scope of federal deposit insurance.
    The legislation bolsters the bank deposit insurance fund with $70 billion in borrowing authority and increases to $30 billion from $5 billion the amount the FDIC can borrow from the U.S. Treasury to cover the cost of bank failures. The loans, plus interest, would be repaid by premiums that banks pay on domestic deposits over the next fifteen years.
    Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect to banks that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."
    If a depository institution's principal federal regulator determines that an otherwise adequately capitalized institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, it may require the institution to submit a corrective action plan, restrict its asset growth and prohibit branching, new acquisitions and new lines of business. An institution's principal federal regulator may deem the institution to be engaging in an unsafe or unsound practice if it receives a less than satisfactory rating for asset quality, management, earnings or liquidity in its most recent examination.
    Among other possible sanctions, an undercapitalized depository institution may not pay dividends and is required to submit a capital restoration plan to its principal federal regulator. In addition, its holding company may be required to guarantee compliance with the capital restoration plan under certain circumstances. If an undercapitalized depository institution fails to submit or implement an acceptable capital restoration plan, it can be subject to more severe sanctions, including an order to sell sufficient voting stock to become adequately capitalized. More severe sanctions and remedial actions can be mandated by the regulators if an institution is considered significantly or critically undercapitalized.
    In addition, FDICIA requires regulators to draft a new set of non-capital measures of bank safety, such as loan underwriting standards and minimum earnings levels. The legislation also requires regulators to perform annual on-site bank examinations, places limits on real estate lending by banks and tightens auditing requirements. In April 1995, the regulators adopted safety and soundness standards as required by FDICIA in the following areas: (i) operational and managerial; (ii) asset quality earnings and stock valuation; and
(iii) employee compensation.
    FDICIA reduces the scope of federal deposit insurance. The most significant change ended the "too big to fail" doctrine, under which the government protects all deposits in most banks, including those exceeding the $100,000 insurance limit. The FDIC's ability to reimburse uninsured deposits--those over $100,000 and foreign deposits--has been sharply limited. Since December 1993, the Federal Reserve Board's ability to finance undercapitalized banks with extended loans from its discount window has been restricted. In addition, only the best capitalized banks will be able to offer insured brokered deposits without FDIC permission or to insure accounts established under employee pension plans.
    Branching. In 1986, the Virginia Banking Act was amended to remove the geographic restrictions governing the establishment of branch banking offices. Subject to the approval of the appropriate federal and state bank regulatory authorities, BTC as a state bank, may establish a branch office anywhere in Virginia.
    National banks, like NBB, are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located. Under current Virginia law, NBB may open branch offices throughout Virginia with the prior approval of the OCC. In addition, with prior approval of the OCC, NBB will be able to acquire existing banking operations in Virginia. As a state bank, BTC is subject to Virginia state branching laws, with state banking regulatory and Federal Reserve Bank approval, BTC is able to acquire existing banking operations in the state.
    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act) allows bank holding companies to acquire banks in any state, without regard to state law, except that if the state has a minimum requirement for the amount of time a bank must be in existence, that law must be preserved. Under the Virginia Banking Act, a Virginia bank or all of the subsidiaries of Virginia holding companies sought to be acquired must have been in continuous operation for more than two years before the date of such proposed acquisition. The Interstate Act also permits banks to acquire out-of-state branches through interstate mergers, if the state has not opted out of interstate branching. De novo branching, where an out-of-state bank holding company sets up a new branch in another state, requires a state's specific approval. An acquisition or merger is not permitted under the Interstate Act if the bank, including its insured depository affiliates, will control more than 10% of the total amount of deposits of insured depository institutions in the United States, or will control 30% or more of the total amount of deposits of insured depository institutions in any state.
    Virginia has, by statute, elected to opt-in fully to interstate branching under the Interstate Act. Under the Virginia statute, Virginia state banks may, with the approval of the Virginia State Corporation Commission, establish and maintain a de novo branch or acquire one or more branches in a state other than Virginia, either separately or as part of a merger. Procedures also are established to allow out-of-state domiciled banks to establish or acquire branches in Virginia, provided the "home" state of the bank permits Virginia banks to establish or acquire branches within its borders. The activities of these branches are subject to the same laws as Virginia domiciled banks, unless such activities are prohibited by the law of the state where the bank is organized. The Virginia State Corporation Commission has the authority to examine and supervise out-of-state state banks to ensure that the branch is operating in a safe and sound manner and in compliance with the laws of Virginia. The Virginia statute authorizes the Bureau of Financial Institutions to enter into cooperative agreements with other state and federal regulators for the examination and supervision of out-of-state banks with Virginia operations, or Virginia domiciled banks with operations in other states. Likewise, national banks, with the approval of the OCC, may branch into and out of the state of Virginia. Any Virginia branch of an out-of-state national bank is subject to Virginia law (enforced by the OCC) with respect to intrastate branching, consumer protection, fair lending and community reinvestment as if it were a branch of a Virginia bank, unless preempted by federal law.
    The Interstate Act permits banks and bank holding companies from throughout the United States to enter Virginia markets through the acquisition of Virginia institutions and makes it easier for Virginia bank holding companies and Virginia state and national banks to acquire institutions and to establish branches in other states. Competition in market areas served by the Company has increased as a result of the Interstate Act and the Virginia interstate banking statutes.
    Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured financial institutions. A Bank Insurance Fund (the BIF) is maintained for commercial banks, with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. Beginning in 1993, insured depository institutions like NBB and BTC paid for deposit insurance under a risk-based premium system. Beginning in 1997, all banks, including NBB and BTC, were subject to an additional FDIC assessment which funds interest payments for bank issues to resolve problems associated with the savings and loan industry. This assessment will continue until 2018-2019. The assessment will vary over the period from 1.29 cents to 2.43 cents per $100 of deposits.
    Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999 (the GLBA) allows national banks, with OCC approval, to acquire financial subsidiaries to engage in any activity that is financial in nature or incidental to a financial activity, as defined in the Bank Holding Act, except (i) insurance underwriting,
(ii) merchant or insurance portfolio investments, and (iii) real estate development or investment. Well-capitalized national banks are also given the authority to engage in municipal bond underwriting.
    To establish or acquire a financial subsidiary, a national bank must be well-managed, and the consolidated assets of its financial subsidiary must not exceed the lesser of 45% of the consolidated total assets of the bank or $50 billion. The relationship between a national bank and a financial subsidiary are subject to a variety of supervisory enhancements from regulators. The GLBA also provides that state banks that establish or acquire financial subsidiaries are required to comply with the same safeguards imposed on the financial subsidiaries of national banks.
    USA Patriot Act. The USA Patriot Act became effective in late 2001. It was passed to facilitate the sharing of information among government entities and financial institutions to combat terrorism and money laundering. The USA Patriot Act creates an obligation on banks to report customer activities that may involve terrorist activities or money laundering.
    Government Policies. The operations of NBB and BTC are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve Board regulates money and credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.
    Limits on Dividends and Other Payments. As a national bank, NBB, may not pay dividends from its capital; all dividends must be paid out of net profits then on hand, after deducting expenses, losses, bad debts, accrued dividends on preferred stock, if any, and taxes. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of (i) the preceding two consecutive half-year periods (in the case of an annual dividend) or (ii) the preceding half-year period (in the case of a quarterly or semi-annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock.
    The OCC has promulgated regulations that became effective on December 13, 1990, which significantly affect the level of allowable dividend payments for national banks. The effect is to make the calculation of national banks' dividend-paying capacity consistent with generally accepted accounting principles. The allowance for loan and lease losses will not be considered an element of "undivided profits then on hand" and provisions to the allowance are treated as expenses and therefore not part of "net profits." Accordingly, a national bank with an allowance greater than its statutory bad debts may not include the excess in calculating undivided profits for dividend purposes. Further, a national bank may be able to use a portion of its earned capital surplus account as "undivided profits then on hand," depending on the composition of that account.
    As a state member bank subject to the regulations of the Federal Reserve Board, BTC must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more, unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, a state member bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account.
    In addition, the Federal Reserve Board is authorized to determine, under certain circumstances relating to the financial condition of a state member bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that depletes a bank's capital base could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only out of current operating earnings.
    Virginia law also imposes restrictions on the ability of BTC to pay dividends. A Virginia state bank is permitted to declare a dividend out of its "net undivided profits", after providing for all expenses, losses, interest and taxes accrued or due by the bank. In addition, a deficit in capital originally paid in must be restored to its initial level, and no dividend can be paid which could impair the bank's paid in capital. The Bureau of Financial Institutions further has authority to limit the payment of dividends by a Virginia bank if it determines the limitation is in the public interest and is necessary to ensure the bank's financial soundness.
    The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements.
    Capital Requirements. The Federal Reserve Board has adopted risk-based capital guidelines which are applicable to Bankshares and BTC. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. The minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the total capital must be comprised of Tier 1 capital for a minimum ratio of Tier 1 Capital to risk-weighted assets of 4.0%. The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The OCC has adopted similar regulations applicable to NBB.
    In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 capital to total average assets less intangibles) guidelines that are applicable to Bankshares and BTC. The OCC has adopted similar regulations applicable to NBB. These guidelines provide for a minimum ratio of 4.0% for banks that meet certain specified criteria, including that they have the highest regulatory CAMELS rating and are not anticipating or experiencing significant growth and have well-diversified risk. All other banks will be required to maintain an additional cushion of at least 100 to 200 basis points, based upon their particular circumstances and risk profiles. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
    Bank regulators from time to time have indicated a desire to raise capital requirements applicable to banking organizations beyond current levels. In addition, the number of risks which may be included in risk-based capital restrictions, as well as the measurement of these risks, is likely to change, resulting in increased capital requirements for banks. Bankshares, NBB and BTC are unable to predict whether higher capital ratios would be imposed and, if so, at what levels and on what schedule.

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

Item 2.  Properties

    Bankshares' headquarters and one branch office of NBB are located at 101 Hubbard Street, Blacksburg, Virginia. NBB's Main Office is at 100 South Main Street, Blacksburg, Virginia. In addition to the Bank's Main Office location and the Hubbard Street branch office, NBB owns twelve branch offices: Three in the Town of Blacksburg; two in the Town of Christiansburg; three in the County of Giles; two in Pulaski County; one in the City of Radford; and one in the City of Galax.
    Bank of Tazewell County owns the land and buildings of seven of its ten offices. The bank leases the land and buildings for three offices. The Main Office is located at 309 East Main Street, Tazewell, Virginia. Three additional branches are located in Tazewell, and two are located in Bluefield, Virginia. The bank also has branch offices in Richlands, Wytheville, Abingdon, and Marion, Virginia. Management believes that its existing facilities are adequate to meet present needs and any anticipated growth.
    NBB owns all its computer and data processing hardware and is a licensee of the software it utilizes. BTC utilizes this same system for data processing.

Item 3.  Legal Proceedings

    Bankshares, NBB, BTC, and NBFS are not currently involved in any material pending legal proceedings, other than routine litigation incidental to NBB's and BTC's banking business.


Item 4.  Submission of Matters to a Vote of Security Holders

    None

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock Information and Dividends
    National Bankshares, Inc.'s common stock is traded on the Nasdaq SmallCap Market under the symbol "NKSH". As of December 31, 2003, there were 1099 record stockholders of Bankshares common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 2003 and 2002.

Common Stock Market Prices

                                    2003                      2002               Dividends per share
-------------------------- ------------------------ ----------------------- ------------------------------
                              High         Low         High         Low         2003           2002
-------------------------- ------------ ----------- ------------ ---------- ------------- ----------------
First Quarter                 $ 39.48     29.52           23.00    20.03        ---             ---
-------------------------- ------------ ----------- ------------ ---------- ------------- ----------------
Second Quarter                44.97       37.86        30.00       22.00        0.54           0.46
-------------------------- ------------ ----------- ------------ ---------- ------------- ----------------
Third Quarter                 47.75       38.00        28.45       26.00        ---             ---
-------------------------- ------------ ----------- ------------ ---------- ------------- ----------------
Fourth Quarter                51.19       41.75        31.15       26.75        0.59           0.51
-------------------------- ------------ ----------- ------------ ---------- ------------- ----------------

    NBI's primary source of funds for dividend payments is dividends from its subsidiaries, NBB and BTC. Bank regulatory agencies restrict dividend payments of the subsidiaries, as more fully disclosed in Note 11 of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries
Selected Consolidated Financial Data
$ In thousands, except per share data.

                                                          Years ended December 31,
                                             2003        2002        2001       2000       1999
---------------- ------------------------- ---------- ----------- ----------- ---------- ----------
Selected         Interest income            $ 41,081      42,747      45,527     38,358     33,603
Income           Interest expense             12,252      15,764      22,771     18,163     14,203
Statement        ------------------------- ---------- ----------- ----------- ---------- ----------
Data:            Net interest income          28,829      26,983      22,756     20,195     19,400
                 ------------------------- ---------- ----------- ----------- ---------- ----------
                 Provision for loan            1,691       2,251       1,408      1,329      1,400
                 losses
                 ------------------------- ---------- ----------- ----------- ---------- ----------
                 Noninterest income            6,186       5,712       5,204      4,082      3,512
                 ------------------------- ---------- ----------- ----------- ---------- ----------
                 Noninterest expense          18,646      17,427      16,953     12,876     11,868
                 ------------------------- ---------- ----------- ----------- ---------- ----------
                 Income taxes                  3,236       3,003       2,285      2,763      2,556
                 ------------------------- ---------- ----------- ----------- ---------- ----------
                 Net income                   11,442      10,014       7,314      7,309      7,088
                 ------------------------- ---------- ----------- ----------- ---------- ----------

                 ------------------------- ---------- ----------- ----------- ---------- ----------
Per Share        Basic net income            $  3.26        2.85        2.08       2.08       1.96
Data:            ------------------------- ---------- ----------- ----------- ---------- ----------
                 Diluted net income             3.24        2.85        2.08       2.08       1.96
                 ------------------------- ---------- ----------- ----------- ---------- ----------
                 Cash dividends declared        1.13        0.97        0.86       0.85       0.80
                 ------------------------- ---------- ----------- ----------- ---------- ----------
                 Book value per share          22.94       20.82       18.59      17.04      14.99
                 ------------------------- ---------- ----------- ----------- ---------- ----------

                 ------------------------- ---------- ----------- ----------- ---------- ----------
Selected         Loans, net                 $401,428     404,247     394,042    355,795    291,562
Balance          ------------------------- ---------- ----------- ----------- ---------- ----------
Sheet Data       Total securities            230,154     219,294     191,476    156,344    137,492
at End of        ------------------------- ---------- ----------- ----------- ---------- ----------
Year:            Total assets                708,560     684,935     644,623    593,497    472,134
                 ------------------------- ---------- ----------- ----------- ---------- ----------
                 Total deposits              625,378     608,271     576,618    530,648    407,187
                 ------------------------- ---------- ----------- ----------- ---------- ----------
                 Stockholders' equity         80,641      73,101      65,261     59,834     52,723
                 ------------------------- ---------- ----------- ----------- ---------- ----------

                 ------------------------- ---------- ----------- ----------- ---------- ----------
Selected         Loans, net                 $405,696     404,717     380,970    310,624    266,431
Balance          ------------------------- ---------- ----------- ----------- ---------- ----------
Sheet Daily      Total securities            229,004     191,493     188,809    142,686    151,424
Averages:        ------------------------- ---------- ----------- ----------- ---------- ----------
                 Total assets                697,012     655,783     635,692    500,381    454,189
                 ------------------------- ---------- ----------- ----------- ---------- ----------
                 Total deposits              616,823     583,298     569,139    433,673    391,583
                 ------------------------- ---------- ----------- ----------- ---------- ----------
                 Stockholders' equity         77,486      69,895      63,460     55,682     56,196
                 ------------------------- ---------- ----------- ----------- ---------- ----------

                 ------------------------- ---------- ----------- ----------- ---------- ----------
Selected         Return on average assets      1.64%       1.53%       1.15%      1.46%      1.56%
Ratios:          ------------------------- ---------- ----------- ----------- ---------- ----------
                 Return on average equity     14.77%      14.33%      11.53%     13.13%     12.61%
                 ------------------------- ---------- ----------- ----------- ---------- ----------
                 Dividend payout ratio        34.71%      34.01%      41.29%     40.87%     39.70%
                 ------------------------- ---------- ----------- ----------- ---------- ----------
                 Average equity to
                        average assets        11.12%      10.63%       9.98%     11.13%     12.37%
                 ------------------------- ---------- ----------- ----------- ---------- ----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations $ In thousands, except per share data.

    The purpose of this discussion is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries and other information included in this report.
    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially form those set forth in the forward-looking statements.

Critical Accounting Policies

General

    The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from one previously acceptable method to another method. Although the economics of the Company's transactions would be the same, the timing of events that would impact the transactions could change.

Allowance for the Loan Losses

    The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and are estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
    Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The use of these values is inherently subjective, and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized either in the formula or in the specific allowance.

Core deposit intangibles

    Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.
    In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used. The Company has determined that the acquisitions that generated the intangible assets and goodwill on the consolidated balance sheets in the amount of $9,958 and $10,912 at December 31, 2003 and 2002, respectively, did not constitute the acquisition of a business, and therefore will continue to be amortized.

Overview

    National Bankshares, Inc. (NBI) is a financial holding company located in Southwest Virginia. It conducts operations primarily through two full service banking affiliates, the National Bank of Blacksburg and Bank of Tazewell County. It also has one nonbanking affiliate, National Bankshares Financial Services, Inc., which offers investment and insurance products. Revenues and net income derived from the nonbanking affiliate are not significant at this time, nor are they expected to be significant in the foreseeable future. Management characterizes NBI as a "community bank" operation.

Performance Summary

    The following table shows NBI's key performance ratios for the period ended December 31, 2003 and 2002:

                                                  12/31/03     12/31/02
                                               ------------ ------------
Return on average assets                             1.64%        1.53%
Return on average equity                            14.77%       14.33%
Basic net earnings per share                        $ 3.26       $ 2.85

Fully diluted net earnings per share                $ 3.24       $ 2.85
Net interest margin (1)                              4.82%        4.74%
Noninterest margin (2)                               1.81%        1.84%

(1) Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.
(2) Noninterest Margin - Noninterest income (excluding securities gain and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

    The Company has shown improvement in all of its key ratios when 2003 and 2002 are compared. Future performance is dependent on the general state of the local and national economy. Economic conditions dictate interest rate levels and loan growth, both of which directly impact the Company's performance. An increase in interest rates, as is predicted in late 2004 by some economists and financial commentators, would at least temporarily have an adverse affect on the net interest margin.
    (See the discussion in "Net Interest Income" below.)

Growth

    The following table shows NBI's key growth indicators:

                         For the period ending
                          12/31/03      12/31/02
                       ------------ -------------
Securities                $230,154      $219,294
Loans net                  401,428       404,247
Deposits                   625,378       608,271
Total assets               708,560       684,935

    With the exception of loans, all categories show growth. The largest decrease in loan totals was in the category of loans to individuals, which declined $14,020.
    In April 2004 NBI, through its BTC subsidiary, expects to complete an acquisition of certain loans and deposits from another financial institution. This is expected to add approximately $8.0 million in loans and approximately $18.6 million in deposits. NBI's NBB subsidiary has entered into an agreement to acquire substantially all of the assets and assume substantially all of the liabilities of another national bank. The transaction is subject to regulatory approval and it is expected to close in the first half of 2004. It is anticipated to add approximately $53.0 in deposits and approximately $67.8 million in total assets.

Asset Quality

    Key asset quality indicators are shown below:

                                                12/31/03    12/31/02
                                             ------------- ------------

Nonperforming loans                                  $354         $288
Loans past due over 90 days                           931          977
Other real estate owned                             1,663          537
Allowance for loan losses to loans                  1.32%        1.24%
Net charge-off ratio                                 .34%         .35%

    Other real estate owned has increased substantially. Based on current information it is expected that this category will increase in 2004, before it will begin to decline. For further information see the discussion under "Provision and Allowances for Loan Losses".

Net Interest Income

2003 vs 2002
    Net interest income for 2003 was $28,829, an increase of $1,846 over 2002. During 2003 interest income decreased $1,666 as assets repriced downward. Interest-bearing liabilities repriced downward at a faster pace, causing a decline in interest expense. The net result of these events was a slight increase in the net interest margin to 4.82% from 4.74% in 2002. The current trend is the result of an unusually long period of low interest rates. Based on currently available data, management believes that interest rates will rise as the economy continues to recover. Such increases could occur as early as the third or fourth quarter of 2004. Rising rates would at least have a temporarily negative effect on the net interest margin. The ultimate effect would depend on the exact timing, amount and number of rate increases experienced. (For additional information see the comments under "Derivatives and Market Risk Exposures".)
    The investment portfolio, in particular, would be affected by an interest rate increase, as many of the Company's investments are long term. In a rising rate environment it might become impractical to sell available for sale securities. Substantial additions to the held to maturity category over the past few years also tends to make the Company's balance sheet less responsive to interest rate fluctuations. Finally, call features of certain bonds held in both the available for sale and held to maturity portfolios would be less likely to be activated in a rising rate environment.

2002 vs 2001
    Net interest income for 2002 was $26,983, an increase of $4,227 or 18.58% over 2001. This increase was primarily the result of the low interest rate environment the Company experienced throughout all of 2002. The yield on earning assets for 2002 was 7.27%, declining 64 basis points during the year. During the same period, the cost to fund earning assets decreased by 144 basis points. These combined to produce an increase in the net interest margin of 63 basis points. The cost to fund earning assets declined at a faster rate than the yield on earning assets.
    While the current rate environment continues to be generally favorable to the Company's overall profitability, it is the opinion of management that current rate levels are not sustainable over a long period of time. It is believed that, as the general economy recovers, interest rates can be expected to increase to negate or control inflationary pressures. Rising interest rates generally have a short to intermediate term adverse effect on the Company's net interest income and profitability.
    In the meantime, while interest rates remain at low levels, it is expected that the Company's yield on earning assets will gradually decline as older, higher rate loans and investments mature or are called. In particular, longer-term investments purchased during the period to replace those matured or called may ultimately have a negative impact on net interest income. As indicated by the statement of cash flows, approximately $44,995 in securities available for sale were purchased in 2002. These securities consisted predominately of securities with maturities in excess of five years.
    In purchasing these securities, the Company has increased the level of interest rate risk in its balance sheet. While the securities have been classified as available for sale, a future rising rate environment and the accompanying decrease in asset value could make the sale of the securities undesirable from a profitability perspective. (In addition, with callable securities purchased during a period of low interest rate levels, the expectation of the call feature being activated is somewhat diminished). Hence, in a rising rate scenario the Company's ability to reprice these assets could be limited and result in a negative impact on the Company's net interest margin.

    Analysis of Net Interest Earnings
    The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest-earning assets for the years indicated.

                  --------------------------------------------------------------------------------------------------------------
                             December 31, 2003                     December 31, 2002                December 31, 2001
                  --------------------------------------------------------------------------------------------------------------
                                               Average                            Average                             Average
                      Average                  Yield/      Average                Yield/      Average                  Yield/
($ in thousands)      Balance     Interest      Rate       Balance    Interest     Rate       Balance      Interest     Rate
                  --------------------------------------------------------------------------------------------------------------
Interest-earning
 assets:
Loans, net            $412,261     $29,915       7.26%    $410,437    $32,556       7.93%      $381,778     $33,584     8.80%
(1)(2)(3)
Taxable securities     101,426       5,668       5.59%      92,697      5,490       5.92%       115,529       7,501     6.56%
Nontaxable
 securities (1)        124,274       8,263       6.65%      98,796      6,885       6.97%        73,280       5,091     6.95%
Federal funds sold       1,320          16       1.21%       2,644         42       1.59%        18,419         652     3.54%
Interest bearing
 deposits               21,958         230       1.05%      17,765        276       1.55%        10,986         577     5.25%
                  --------------------------------------------------------------------------------------------------------------
Total interest-
 earning assets       $661,239     $44,092       6.67%    $622,339    $45,249       7.27%      $599,992     $47,405     7.91%
                  ==============================================================================================================
Interest-bearing
 liabilities:
Interest-bearing
 demand deposits      $167,428     $ 1,571       0.94%    $147,749    $ 2,219       1.50%      $116,529     $ 2,518     2.16%
Savings deposits        51,646         323       0.63%      49,151        508       1.03%        47,175         919     1.95%
Time deposits          317,989      10,356       3.26%     312,129     13,032       4.18%       338,642      19,326     5.71%
Short-term
 borrowings                194           2       1.03%         311          5       1.61%           295           8     2.71%
                  --------------------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------------------
Total interest-
 bearing
 liabilities          $537,257     $12,252       2.28%    $509,340    $15,764       3.09%      $502,641     $22,771     4.53%
                  ==============================================================================================================
Net interest
 income and
 interest rate
 spread                            $31,840       4.39%                $29,485       4.18%                   $24,634     3.38%
                  ===============================================================================================================
Net yield on
 average
 interest-earning
 assets                                          4.82%                              4.74%                               4.11%
                  ===============================================================================================================

    (1) Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in 2003 and 34% for 2002 and 2001.
    (2) Loan fees of $716 in 2003, $660 in 2002 and $608 in 2001 are included in total interest income. (3) Nonaccrual loans are included in average balances for yield computations.

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

                                ==============================================================================================
                                                2003 Over 2002                                 2002 Over 2001
                                ----------------------------------------------------------------------------------------------
                                        Changes Due To                                 Changes Due To
                                -------------------------------                -------------------------------
                                                                 Net Dollar                                     Net Dollar
($ in thousands)                   Rates(2)       Volume(2)        Change         Rates(2)       Volume(2)        Change
==============================================================================================================================
Interest income:(1)
  Loans                              $(2,785)        $   144        $ (2,641)      $ (3,442)     $  2,414         $ (1,028)
  Taxable securities                    (321)            499             178           (619)       (1,392)          (2,011)
  Nontaxable securities                 (328)          1,706           1,378             16         1,778            1,794
  Federal funds sold                      (8)            (18)            (26)          (239)         (371)            (610)
  Interest-bearing deposits             (102)             56             (46)          (540)          239             (301)
------------------------------------------------------------------------------------------------------------------------------
Increase(decrease) in income
 on interest-earning assets          $(3,544)        $ 2,387        $ (1,157)      $ (4,824)     $  2,668         $ (2,156)
------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest-bearing demand
   deposits                          $  (915)        $   267        $   (648)      $   (877)     $    578         $   (299)
  Savings deposits                      (210)             25            (185)          (448)           37             (411)
  Time deposits                       (2,916)            240          (2,676)        (4,873)       (1,421)          (6,294)
  Short-term borrowings                   (1)             (2)             (3)            (3)           ---              (3)
  Long-Term Borrowings                    ---             ---             ---            ---           ---              ---
------------------------------------------------------------------------------------------------------------------------------
(Decrease) in expense of
 interest-bearing liabilities        $(4,042)        $   530        $ (3,512)      $ (6,201)     $   (806)        $ (7,007)
------------------------------------------------------------------------------------------------------------------------------
Increase in net
 interest income                     $   498         $ 1,857        $  2,355       $  1,377      $  3,474         $  4,851
==============================================================================================================================

  (1) Taxable equivalent basis using a Federal income tax rate of 35% in 2003 and 34% for 2002 and 2001.
  (2)Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

Interest Rate Sensitivity

2003 vs 2002
    The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Interest rate sensitivity analyses provides management with information related to repricing opportunities, while interest rate shock simulations indicate potential economic loss due to future interest rate changes.
    During 2003 the overall interest rate environment remained at a historically low level. While interest rates are expected to remain low for the first half of 2004, in the opinion of management rate increases are an inevitable consequence of the ongoing economic recovery. Any increase in interest rates would have, at a minimum, a temporarily negative impact on performance.
    Risk factors and forward-looking statements previously discussed under "Net Interest Income" apply. As previously stated, the Company uses simulation analysis to forecast its balance sheet and monitor interest rate sensitivity. One test is a shock analysis that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on net income and return on average assets and return on average equity projected at December 31, 2004.
    For purposes of this analysis noninterest income and expenses are assumed to be flat.

($ in thousands, except for percent data)

---------------------------- ------------------------ -------------------------- --------------------------------
      Rate Shift (bp)        Change in Net Income ($)  Return on Average Equity      Return on Average Assets
---------------------------- ------------------------ -------------------------- --------------------------------
              300                   (-) (5,548)                13.65%                         1.58%
---------------------------- ------------------------ -------------------------- --------------------------------
              200                   (-) (3,574)                15.78%                         1.84%
---------------------------- ------------------------ -------------------------- --------------------------------
              100                   (-) (1,788)                17.66%                         2.08%
---------------------------- ------------------------ -------------------------- --------------------------------
          (-) 100                        1,285                 20.82%                         2.49%
---------------------------- ------------------------ -------------------------- --------------------------------
          (-) 200                          737                 20.26%                         2.41%
---------------------------- ------------------------ -------------------------- --------------------------------

    Simulation analysis allows the Company to test asset and liability management strategies under rising and falling rate conditions. As a part of the simulation process, certain estimates and assumptions must be made. These include, but are not limited to, asset growth, the mix of assets and liabilities, rate environment and local and national economic conditions. Asset growth and the mix of assets can, to a degree, be influenced by management. Other areas, such as the rate environment and economic factors, cannot be controlled. For this reason actual results may vary materially from any particular forecast or shock analysis.
    This shortcoming is offset somewhat by the periodic reforecasting of the balance sheet to reflect current trends and economic conditions. Shock analysis must also be updated periodically as a part of the asset and liability management process.

2002 vs 2001
    During 1999 and 2000, interest rates rose substantially. In addition to the adverse effects on the net interest margin, the rising rates reduced the Company's ability to respond to interest rate movements. At December 31, 2000, the Company's investment portfolio contained a substantial amount of longer-term securities with call features. Due to the higher interest rate levels, the securities were not called as anticipated. At the time, the net unrealized losses made the sale of the securities impractical, thereby restricting one of management's primary means of controlling the effects of interest rate changes.
    With the onset of the declining rate environment that began in January 2001, both of the aforementioned problems began to abate. Interest expense, which had been at high levels at the beginning of 2001, declined rapidly and market values of the securities rebounded making the sale of the securities feasible, if deemed necessary.
    During 2002, the Company continued to benefit from the low interest rate environment. While this favorable interest rate level is expected to continue into 2003, it is not within management's ability to predict the timing or extent of any future interest rate increases.

Noninterest Income

2003 vs 2002
    Noninterest income for 2003 was $6,186 an 8.30% increase from 2002.
    Service charges on deposits increased by $368. The increase was the result of changes in the terms of certain demand deposit products and the associated service charges. Service charges in 2004 are expected to increase, as the changes in service charge structure were not in effect for all of 2003. Volume increases due to acquisitions are expected. (See the discussion under "Acquisitions".)
    Credit card fees were up $203 over 2002 due to volume increases in merchant and interchange fees. Future increases will also be volume related.
    Trust income increased by $164 when compared to 2002. Trust income is dependent market conditions as well as the type of account being handled at any given point in time. In 2003 market conditions improved, resulting in additional fees. The number of estates handled also increased.
    Net securities gains and losses were down $216 from 2002. In the second and third quarter of 2002 the Company sold certain investments owned by the parent company for a total gain of approximately $335. There were no similar sales in 2003.

2002 vs 2001
    Noninterest income for 2002 was $5,712, an increase of $508 or 9.76%. The largest increase occurred in realized gains and losses on securities and other income categories. Non-recurring income described below accounted for much of the increase.
    The level of service charges on deposits is driven by demand deposit volume, types of accounts opened, service charge rates in effect, the level of charges such as overdraft fees, and the fee waiver policy for these fees.
    Service charges on deposit accounts were $2,229 for 2002, a decrease of $17 or 0.76% from 2001. There were no unusual factors that had a material impact on this category in 2002.
    Trust income for 2002 was $968, a decrease of $123 or 11.27% from 2001. Trust income is dependent upon market conditions as well as the types of accounts being handled at any given point in time. Market conditions, which directly affect the value of trust assets managed and in turn trust fees, were less favorable in 2002.
    Credit card income is composed of several types of fees and charges, including transaction or interchange fees, merchant discount fees, and over-limit charges. Given the highly competitive market, which limits the amount of set charges, revenue increases result from growth in the number of merchant accounts processed and increases in the number of customer credit and debit card accounts.
    Credit card income for 2002 was $1,409, an increase of $182 or 14.83% when compared to 2001, primarily due to increased volume. A portion of this increase was due to reduced charges from the Company's credit card processor. These charges are tiered and, having reached the next higher volume level, the charges decreased accordingly. Increased income in this area was also in part due to volume created by the addition of new merchants.
    Other income for the year ended December 31, 2002 was $500, an increase of $170 or 51.52%. For 2002 other income contained several nonrecurring items. Included in this was nontaxable proceeds from a life insurance policy, which was approximately $36 and a legal expense recovery of $14 from a prior year. Other income also includes commissions from the sale of securities and insurance, which totaled approximately $239 in 2002 and $99 in 2001.
    Net realized gains and losses on securities was $346, an increase of $342 over 2001. In the second and third quarter of 2002, the Company sold investments at a total gain of approximately $335. The remainder of the net increase was due to called securities and routine equity adjustments on certain investments.

Noninterest Expense

2003 vs 2002
    Noninterest expense for 2003 was $18,646, an increase of $1,219 or 6.99% over 2002. The most significant changes occurred in the salaries and employee benefits, credit card processing expenses and other operating expenses categories.
    Salaries and employee benefits increased by 7.36% or $656. Of that increase, approximately $254 was due to increased pension expense. During a period of low interest rates, rates used in actual forecasts are lower and result in higher net periodic pension expense. When interest rates rise, the amount of expense decreases. The remainder of the increase is due to normally expected increases in salaries and benefits.
    Credit card processing increased $208 over 2002. As previously mentioned in "Noninterest Income" above, credit card income increased because of a greater volume of merchant income. Credit card merchant expense moves in tandem with merchant income.
    Other operating expenses were up $291 or 8.10%. A major portion of this increase is $101 in additional Virginia bank franchise tax which was incurred because of an increases in Bank capital resulting from earnings. Also included is $39 in repossession expense and $36 related to a loss on the sale of a closed branch facility. Overall, noninterest expense is expected to increase due to planned acquisitions in the first half of 2004. (See the discussion under "Acquisitions".)

2002 vs 2001
    Noninterest expense for 2002 was $17,427, an increase of $474 or 2.80% from 2001. The largest increase was in the salaries and employee benefits category, which increased $827 or 10.23%. Net costs of other real estate owned increased to $145 or 16.00%. These items are described in further detail below.
    Salaries and employee benefits, as previously mentioned increased at a rate higher than average for the company for several reasons. In the first quarter of 2001, the Company's BTC affiliate acquired a branch office in Bluefield, Virginia. Salaries and employee benefits expense for this office were included for nine months in 2001, as opposed to twelve months for 2002. For the first time since it became a participating employer in the National Bankshares, Inc. Employee Stock Ownership Plan, the Company's BTC affiliate had a contribution expense of $120 to the ESOP in 2002. Employee health insurance, executive compensation and other benefits also experienced increases.
    Data processing expenses decreased by $247 or 18.39% when 2002 and 2001 are compared. This decline was due to a reduction in maintenance costs and the absence of conversion costs associated with a 2001 branch acquisition.
    In 2002 the Company was advised by its host computer hardware provider that operating system support would be terminated by the end of 2004. Given the importance of this area, management initiated a project to determine the appropriate course of action. Management elected to upgrade its host computer system.
    Credit card processing expenses were up $32 for 2002. An increase in volume offset by two nonrecurring items totaling $52 combined to produce the increase.

Of the two nonrecurring items, one represented a refund of certain processing charges. The second, for $10, consisted of contract signing incentives connected with acquiring a new vendor.
    Expenses related to other real estate owned were $145 for 2002. The primary cause of this increase was a $75 write-down of certain properties. These properties had been held for a period of more than ten years. While several sales had taken place over the past few years, they could best be characterized as somewhat slow. This effort, which was designed to accelerate sales of the properties, was in large part successful.

Income Taxes

2003 vs 2002
    Income tax expense for 2003 increased by $233 when compared to 2002.
    In 2003 the Company became subject to the 35% marginal tax rate because of higher income. This new rate resulted in a credit to tax expense of approximately $146.
    Tax exempt income continues to be the primary difference between the "expected" and reported tax expense. The Company's effective tax rates for 2003, 2002 and 2001 were 22.05%, 23.07% and 23.80%, respectively.
    See Note 10 of the Notes to Consolidated Financial Statements for additional information relating to income taxes.

2002 vs 2001
    Income tax expense increased in 2002 due to the increase in net income and was offset to a degree by a higher level of investment in tax free obligations.
    Tax exempt interest income continues to be the primary difference between the "expected" and reported income tax expense.

Effects of Inflation

    The Company's consolidated statements of income generally reflect the effects of inflation. Since interest rates, loan demand, and deposit levels are related to inflation, the resulting changes are included in net income. The most significant item which does not reflect the effects of inflation is depreciation expense. Historical dollar values used to determine depreciation expense do not reflect the effects of inflation on the market value of depreciable assets after their acquisition.

Provision and Allowance for Loan Losses

2003 vs 2002
    The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.
    An internal credit review department performs pre-credit analyses of large credits and also conducts credit review activities that provide management with an early warning of asset quality deterioration.
    The internal credit review department also prepares regular analyses of the adequacy of the provision for loans losses. These analyses include calculations based upon a mathematical formula that considers identified potential losses and makes pool allocations for historical losses for various loan types. In addition, an amount is allocated based upon such factors as changing trends in the loan mix, the effects of changes in business conditions, the effects of any changes in loan policies, and the effects of competition and regulatory factors on the loan portfolio. The internal credit review department has determined that the Company's provision for loan losses is sufficient.
    During 2003 the Company's BTC affiliate experienced a decline in asset quality. The result to date has been an increase in foreclosed properties, as shown by the following table. The problem has been recognized by management. Efforts specifically designed to focus on problem loans and to work intensively with delinquent borrowers have been undertaken. When these efforts are unsuccessful, management is moving more quickly to liquidate loan collateral and to institute legal collection activities. As the issues are resolved, it is expected that the number of foreclosed properties will increase, before it eventually declines.
    To date the net charge-off rate has remained stable. Loan past due ninety days or more were $931 at December 31, 2003, slightly lower than the $977 at December 31, 2002, and the $980 at December 31, 2001.

2002 vs 2001
    Several factors contributed to the Company's decision to increase the provision for loan losses in 2002. While overall asset quality remained satisfactory in 2002, the level of exposure to loss increased, particularly in the loans to individuals' category. In addition, much of the growth in 2002 was in the commercial loan category, which increased the Company's exposure to losses resulting from defaults in large dollar loans. While the number of such defaults would only constitute a small number of loans, the sizable dollar amount of the individual credits tends to increase the possibility of greater loss. Declining economic conditions in the Company's market area have also contributed to a higher net charge-off ratio which rose from .21% in 2000 to .27% in 2001 and .35% in 2002. In addition, total nonperforming assets were at $825 on December 31, 2002, an increase of 46% from 2001.

IV.     Summary of Loan Loss Experience

   A.          Analysis of the Allowance for Loan Losses
       The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

                                         ============================================================================
                                                                        December 31,
                                         ----------------------------------------------------------------------------
($ in thousands)                              2003           2002            2001           2000           1999
=====================================================================================================================
Average net loans outstanding                  $405,696        $404,717       $380,970       $310,624       $266,431
                                         ============================================================================
Balance at beginning of year                     $5,092          $4,272         $3,886         $3,231         $2,679

Charge-offs:
 Commercial and industrial loans                    241             276            141             55            185
 Real estate mortgage loans                         299              61             32            ---             33
 Real estate construction loans                     ---             ---            ---            ---            ---
 Loans to individuals                             1,120           1,234            955            715            760
                                         ----------------------------------------------------------------------------
 Total loans charged off                          1,660           1,571          1,128            770            978
                                         ----------------------------------------------------------------------------
Recoveries:
 Commercial and industrial loans                    104              13              8              3             51
 Real estate mortgage loans                         ---             ---            ---            ---              1
 Real estate construction loans                     ---             ---            ---            ---            ---
 Loans to individuals                               142             127             98             93             78
                                         ----------------------------------------------------------------------------
 Total recoveries                                   246             140            106             96            130
                                         ----------------------------------------------------------------------------
Net loans charged off                             1,414           1,431          1,022            674            848
                                         ----------------------------------------------------------------------------
Additions charged to operations                   1,691           2,251          1,408          1,329          1,400
                                         ----------------------------------------------------------------------------
Balance at end of year                           $5,369          $5,092         $4,272         $3,886        $ 3,231
                                         ============================================================================
Net charge-offs to average net loans
outstanding                                       0.34%           0.35%          0.27%          0.21%          0.32%
=====================================================================================================================

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

B.   Allocation of the Allowance for Loan Losses

     The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

            =======================================================================================================================
                                                                  December 31,
            -----------------------------------------------------------------------------------------------------------------------
                       2003                  2002                    2001                   2000                    1999
            -----------------------------------------------------------------------------------------------------------------------
                         Percent of              Percent of              Percent of             Percent of              Percent of
                          Loans in                Loans in                Loans in               Loans in                Loans in
($ in         Allowance     Each      Allowance     Each      Allowance     Each     Allowance     Each      Allowance     Each
thousands)     Amount    Category to   Amount    Category to   Amount    Category to  Amount    Category to   Amount    Category to
                         Total Loans             Total Loans             Total Loans            Total Loans             Total Loans
===================================================================================================================================
Commercial
 and
 industrial
 loans           $1,239     51.26%       $235       50.98%       $557      47.43%       $255      45.29%        $555       50.35%
-----------------------------------------------------------------------------------------------------------------------------------
Real estate
 mortgage
 loans              970     21.56%        911       20.01%         50      19.33%        120      19.66%         119       19.83%
-----------------------------------------------------------------------------------------------------------------------------------
Real estate
 construction       125      6.88%        ---        5.44%        ---       4.89%        ---       4.62%         ---        4.94%
 loans
-----------------------------------------------------------------------------------------------------------------------------------
Loans to
 individuals      2,257     20.30%      3,092       23.57%      2,909      28.35%      1,709      30.43%         978       24.88%
-----------------------------------------------------------------------------------------------------------------------------------
Unallocated         778                   854                     756                  1,802                   1,579
-----------------------------------------------------------------------------------------------------------------------------------
                 $5,369    100.00%     $5,092      100.00%     $4,272     100.00%     $3,886     100.00%      $3,231      100.00%
            =======================================================================================================================

Balance Sheet

2003 vs 2002
    Total assets for the Company increased by $23,625 or 3.45% in 2003. Total deposits increased by $17,107 or 2.81%. Growth was from development of the existing franchise, as there were no acquisitions in 2003. In the fourth quarter of 2003 the Company agreed to acquire the loans and deposits of one branch office of another bank. The acquisition is expected be completed in the first half of 2004, increasing loans by approximately $8.0 million and deposits by $18.6 million. No fixed assets are to be acquired. In early 2004, the Company agreed to a second acquisition of assets (including fixed assets) and assumption of liabilities which is planned to be completed in the first half of 2004. This transaction is expected to add approximately $53 million in deposits and $67.8 million in total assets.

2002 vs 2001
    Total assets for the Company at December 31, 2002 were $684,935. This represents an increase of $40,312 or 6.25% when compared to 2001. Total daily average assets were $655,783 for 2002, which compares to $635,692 for 2001. Growth for 2002 was from the development of the Company's existing franchise, as there were no acquisitions in 2002.

Loans

2003 vs 2002
    Loans net of unearned income decreased by $2,542 or .62% in 2003. Real estate construction and real mortgage loans both showed increases of approximately $5.7 million, however this was offset by a slight decline in commercial loans and a $14.0 million decline in loans to individuals. Management believes the decline in loans to individuals is due to several reasons.
o General economic conditions and the lack of employment opportunity in portions of the Company's market area.
o A decline in consumer requests for new car financing because of special financing incentives offered by automobile companies.
o Consumers' use of credit cards with higher credit limits.
o Consumers taking advantage of low mortgage rates to refinance home mortgages to obtain funds that might otherwise have been borrowed through a consumer loan.
    Reversal of this trend may occur to some extent as economic conditions change and higher interest rates make mortgage refinancing less appealing. However, management believes that automotive related financing offers and competition from the credit card sector will remain.
    Since loans to individuals are generally higher yielding, this trend will not have a favorable effect on net interest income.

2002 vs 2001
    Loans net of unearned income and deferred fees grew by $11,025 or 2.77% during 2002. As can be seen by the balance sheet, the composition of the loan portfolio shifted toward the commercial category during 2002. Loans to individuals have experienced a moderate decline.

Securities

2003 vs 2002
    Securities in the available for sale portfolio increased $9,566 when December 31, 2003 and 2002 are compared. Securities held to maturity increased $1,294 when the same comparison is made. In order to maximize yields, securities are generally purchased with long term maturities. Many have call features.
    As set out in the "Statement of Cash Flows", the Company sold one bond classified as held to maturity because of credit quality concerns. The Company liquidated its remaining investments in that issue in the first quarter of 2004. It should be noted that over the past three years the Company has purchased approximately $135 million in securities classified as held to maturity. When the volume of securities purchased is considered, there have been few credit quality concerns in the investment portfolio. Credit quality will continue to be monitored and any necessary adjustments initiated to ensure that credit quality remains high and that it meets regulatory standards.

2002 vs 2001
    Securities available for sale at December 31, 2002 were $119,734, an increase of $31,067 or 35.04% over 2001. Securities held to maturity totaled $99,560 at December 31, 2002. These securities decreased by $3,249 or 3.16% from the totals at December 31, 2001.
    As can be seen in the consolidated statement of cash flows, $44,995 was reinvested in securities available for sale and $16,953 in securities held to maturity. Maturities for bonds purchased were generally longer term, with maximization of yields being the primary objective.

A.      Types of Loans

                                     ================================================================
                                                              December 31,
                                     ----------------------------------------------------------------
                                          2003         2002        2001        2000        1999
=====================================================================================================

Commercial and industrial loans           $208,997    $209,368    $189,764    $163,929     $149,386

Real estate mortgage loans                  87,899      82,193      77,339      71,163       58,829

Real estate construction loans              28,055      22,294      19,573      16,726       14,669

Loans to individuals                        82,742      96,762     113,413     110,176       73,825
                                     ----------------------------------------------------------------
 Total loans                              $407,693    $410,617    $400,089    $361,994     $296,709

Less unearned income and deferred
 fees                                         (896)     (1,278)     (1,775)     (2,313)      (1,916)
                                     ----------------------------------------------------------------
 Total loans, net of  unearned income     $406,797    $409,339    $398,314    $359,681     $294,793

Less allowance for loans losses             (5,369)     (5,092)     (4,272)     (3,886)      (3,231)
                                     ----------------------------------------------------------------
 Total loans, net                         $401,428    $404,247    $394,042    $355,795     $291,562
=====================================================================================================

B.      Maturities and Interest Rate Sensitivities

                                        ===================================================
                                                        December 31, 2003
                                        ---------------------------------------------------
                                                         1 - 5        After
                                          < 1 Year       Years       5 Years      Total
======================================= ============== =========== ============ ===========
Commercial and industrial               $52,345        $129,660    $26,992      $208,997
Real estate construction                 27,356             699        ---        28,055
--------------------------------------- -------------- ----------- ------------ -----------
                                         79,701         130,359     26,992       237,052

Less loans with predetermined
 interest rates                         (10,039)        (12,300)   (16,124)      (38,463)
                                        -------------- ----------- ------------ -----------
Loans with adjustable rates             $69,662        $118,059    $10,868      $198,589
======================================= ============== =========== ============ ===========

C.      Risk Elements
  Nonaccrual, Past Due and Restructured Loans
  The following table presents aggregate amounts for nonaccrual loans, restructured loans, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments.

                                               ========================================================
                                                                    December 31,
                                               --------------------------------------------------------
                                                  2003       2002       2001       2000        1999
-------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial and industrial                          $302       $102       $175        $ 65        $65
  Real estate mortgage                                 44        152         11           5         33
  Real estate construction                            ---        ---        ---         ---        ---
  Loans to individuals                                  8         34        168          18         53
-------------------------------------------------------------------------------------------------------
                                                     $354       $288       $354        $ 88       $151
-------------------------------------------------------------------------------------------------------
Restructured loans:
  Commercial and industrial                           ---        ---        ---         ---         40
-------------------------------------------------------------------------------------------------------
Total nonperforming loans                            $354       $288       $354        $ 88       $191
Other real estate owned, net                        1,663        537        211         540        447
-------------------------------------------------------------------------------------------------------
Total nonperforming assets                         $2,017       $825      $ 565        $628       $638
                                               ========================================================
-------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more:
  Commercial and industrial                           $98       $462       $303        $242       $ 99
  Real estate mortgage                                619        119        277         664        704
  Real estate construction                            ---        ---        ---         ---        ---
  Loans to individuals                                214        396        400         415        274
-------------------------------------------------------------------------------------------------------
                                                     $931       $977       $980      $1,321     $1,077
=======================================================================================================

Loan loss and other industry indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table

                                                        2003               2002             2001
------------------------------------------------- ------------------ ------------------ --------------
Provision for loan losses                                  $  1,691           $  2,251        $ 1,408
------------------------------------------------- ------------------ ------------------ --------------
Net charge-offs to average net loans                          0.34%              0.35%          0.27%
------------------------------------------------- ------------------ ------------------ --------------
Allowance for loan losses to loans, net of
 unearned income and deferred fees                            1.32%              1.24%          1.07%
------------------------------------------------- ------------------ ------------------ --------------
Allowance for loan losses to nonperforming loans          1,516.67%          1,768.06%      1,206.78%
------------------------------------------------- ------------------ ------------------ --------------
Allowance for loan losses to nonperforming
 assets                                                     266.19%            617.21%        756.11%
------------------------------------------------- ------------------ ------------------ --------------
Nonperforming assets to loans, net of unearned
 income and deferred fees, plus other real                    0.49%              0.20%          0.14%
 estate owned
------------------------------------------------- ------------------ ------------------ --------------
Nonaccrual loans                                                354                288            354
------------------------------------------------- ------------------ ------------------ --------------
Restructured loans                                              ---                ---            ---
------------------------------------------------- ------------------ ------------------ --------------
Other real estate owned, net                                  1,663                537            211
------------------------------------------------- ------------------ ------------------ --------------
Total nonperforming assets                                 $  2,017           $    825          $ 565
------------------------------------------------- ================== ================== ==============
Accruing loans past due 90 days or more                       $ 931           $    977          $ 980
------------------------------------------------- ------------------ ------------------ --------------

 Note: Nonperforming loans include nonaccrual loans and restructured loans, but do not include accruing loans 90 days or more past due.

B.  Maturities and Associated Yields
    The following table presents the maturities for those securities available for sale and held to maturity as of December 31, 2003 and weighted average yield for each range of maturities.

                              ======================================================================
                                                      Maturities and Yields
                                                        December 31, 2003
                              ----------------------------------------------------------------------
($ in thousands except           <1 Year    1-5 Years   5-10 Years   >10 Years     None       Total
for % data)
=====================================================================================================
Available for Sale:
-------------------
U.S. Treasury                     $1,262     $1,078        $---        $---      $---      $2,340
                                   5.96%      5.62%         ---         ---       ---       5.80%
----------------------------------------------------------------------------------------------------
U.S. Government agencies             ---        ---       4,649         ---       ---       4,649
                                     ---        ---       4.77%         ---       ---       4.77%
----------------------------------------------------------------------------------------------------
Mortgage-backed securities           ---        813       1,397       8,670       ---      10,880
                                     ---      3.20%       2.88%       8.16%       ---       7.11%
----------------------------------------------------------------------------------------------------
States and political                 843        107       2,472       1,753       ---       5,175
 subdivision - taxable             6.87%      5.88%       4.58%       7.29%       ---       5.90%
----------------------------------------------------------------------------------------------------
States and political               1,251      4,235      48,598      23,855       ---      77,939
  subdivision                      6.94%      6.71%       5.73%       6.11%       ---       5.92%
 - nontaxable(1)
----------------------------------------------------------------------------------------------------
Corporate                            ---      5,489      19,574         ---       ---      25,063
                                     ---      5.31%       5.06%         ---       ---       5.11%
----------------------------------------------------------------------------------------------------
Federal Home Loan Bank stock         ---        ---         ---         ---     1,646       1,646
                                     ---        ---         ---         ---     3.75%       3.75%
----------------------------------------------------------------------------------------------------
Federal Reserve Bank stock           ---        ---         ---         ---       209         209
                                     ---        ---         ---         ---     6.00%       6.00%
----------------------------------------------------------------------------------------------------
Other securities                     229        ---         ---         ---     1,170       1,399
                                   0.72%        ---         ---         ---     3.01%       2.63%
----------------------------------------------------------------------------------------------------
Total                              3,585     11,722      76,690      34,278     3,025     129,300
                                   6.18%      5.70%       5.41%       6.69%     3.62%       5.75%
----------------------------------------------------------------------------------------------------

Held to Maturity:                    ---        ---         ---         ---       ---         ---
-----------------
U.S. Treasury                        ---        ---         ---         ---       ---         ---
----------------------------------------------------------------------------------------------------
U.S. Government agencies             ---      2,003       2,996         994       ---       5,993
                                     ---      6.38%       4.11%       6.00%       ---       5.18%
----------------------------------------------------------------------------------------------------
Mortgage-backed securities           ---         25           1       4,265       ---       4,291
                                     ---      7.64%       8.50%       6.32%       ---       6.33%
----------------------------------------------------------------------------------------------------
States and political                 ---      1,349       1,675       1,000       ---       4,024
 subdivision - taxable               ---      6.06%       5.56%       5.34%       ---       5.67%
----------------------------------------------------------------------------------------------------
States and political                 540      2,303      34,002      15,492       ---      52,337
 subdivision - nontaxable          7.64%      7.02%       6.06%       5.93%       ---       6.08%
----------------------------------------------------------------------------------------------------
Corporate                          1,000     17,768      13,440       2,001       ---      34,209
                                   6.73%      6.08%       7.48%       5.03%       ---       6.59%
----------------------------------------------------------------------------------------------------
Other securities                     ---        ---         ---         ---       ---         ---
                                     ---        ---         ---         ---       ---         ---
----------------------------------------------------------------------------------------------------
Total                            $ 1,540    $23,448     $52,114     $23,752       ---    $100,854
                                   7.05%      6.20%       6.30%       5.90%       ---       6.19%
====================================================================================================

(1) Rates shown represent weighted average yield on a fully taxable basis.
    The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2003 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Financial Institution Examination Council's (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders' equity.

Deposits

2003 vs 2002
    Total deposits grew by $17,107 or 2.81% in 2003. All categories reflected increases except time deposits, which declined by 1.19%.
    In the interest-bearing deposit categories the largest dollar growth was in interest-bearing demand deposits, which grew by $7,154. This was followed by saving deposits, which grew by $4,128.
    The decline in time deposits is a continuation of the trend of customers being unwilling to choose longer term deposit instruments. This trend is expected to reverse when interest rates move to higher levels, which will provide an incentive for customers to invest for longer periods.

2002 vs 2001
    Total deposits at December 31, 2002 were $608,271, an increase of $31,653 or 5.49% from December 31, 2001. Noninterest-bearing demand deposits grew by 3.18%, while interest-bearing demand deposits grew by 23.08%. Savings deposits increased by 0.26%, with time deposits declining by 0.54%. Management believes that the increase in interest-bearing demand deposits is in part due to customers' expectations of higher interest rates in the near to intermediate term, which created a reluctance to commit to longer term deposit instruments.

A.  Average Amounts of Deposits and Average Rates Paid

    Average amounts and average rates paid on deposit categories in excess of 10% of average total deposits are presented below:

                              =======================================================================
                                                           December 31,
                              -----------------------------------------------------------------------
                                       2003                    2002                   2001
                              -----------------------------------------------------------------------
                                            Average                Average                 Average
                                Average      Rates      Average     Rates      Average      Rates
 ($ in thousands)               Amounts       Paid      Amounts      Paid      Amounts      Paid
-----------------------------------------------------------------------------------------------------
Noninterest-bearing
 demand deposits                  $ 79,760        ---    $ 74,269        ---    $ 66,793         ---

Interest-bearing
 demand deposits                   167,428      0.94%     147,749      1.50%     116,529       2.16%

Savings deposits                    51,646      0.63%      49,151      1.03%      47,175       1.95%

Time deposits                      317,989      3.26%     312,129      4.18%     338,642       5.71%

-----------------------------------------------------------------------------------------------------
Average total
 deposits                         $616,823      2.28%    $583,298      3.10%    $569,139       4.53%
=====================================================================================================

B.       Time Deposits of $100,000 or More

         The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:

                                =======================================================================
                                                          December 31, 2003
                                =======================================================================

                                 3 Months    Over 3 Months   Over 6 Months     Over 12       Total
                                  or Less      Through 6      Through 12       Months
($ in thousands)                                Months          Months
-------------------------------------------------------------------------------------------------------
  Total time
   deposits of
   $100,000 or more                 $20,582         $16,127         $21,392       $37,115      $95,216
=======================================================================================================

Derivatives and Market Risk Exposures

    The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 14 of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA's, with a fair value of approximately $15,379, which includes $2,059 of structured notes. In addition, the Company has investments in non-mortgage-backed structured notes with fair value of approximately $1,060. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.
    The Company's securities and loans are subject to credit and interest rate risk, and its deposits are subject to interest rate risk. Management considers credit risk when a loan is granted and monitors credit risk after the loan is granted. The Company maintains an allowance for loan losses to absorb losses in the collection of its loans. See Note 5 of Notes to Consolidated Financial Statements for information relating to the allowance for loan losses. See Note 15 of Notes to Consolidated Financial Statements for information relating to concentrations of credit risk. The Company has an asset/liability program to manage its interest rate risk. This program provides management with information related to the rate sensitivity of certain assets and liabilities and the effect of changing rates on profitability and capital accounts.
    The effects of changing interest rates are primarily managed through adjustments to the loan portfolio and deposit base, to the extent competitive factors allow. The investment portfolio is generally longer term. Adjustments for asset and liability management concerns are addressed when securities are called or mature and funds subsequently reinvested. Historically, sales of securities have occurred for reasons related to credit quality or regulatory limitations. Few, if any, securities available for sale have been disposed of for the express purpose of managing interest rate risk.
    No trading activity for this purpose is planned for the foreseeable future, though it does remain an option.
    While this planning process is designed to protect the Company over the long-term, it does not provide near-term protection from interest rate shocks, as interest rate sensitive assets and liabilities do not, by their nature, move up or down in tandem in response to changes in the overall rate environment. The Company's profitability in the near term may be temporarily affected either positively by a falling interest rate scenario or negatively by a period of rising rates. See Note 16 of Notes to Consolidated Financial Statements for information relating to fair value of financial instruments and comments concerning interest rate sensitivity.

Liquidity

2003 vs 2002
    Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Sources of liquidity include deposits, loan principal and interest repayments, sales, calls and maturities of securities, and short-term borrowings. The Company also has available a line of credit with the Federal Home Loan Bank to provide for liquidity needs. The Company maintained an adequate liquidity level during 2003 and 2002.
    Cash flows from operating activities for 2003 were $14,794. The principal source of cash was net income. Net cash used in investment activities was $27,976. Included in this account are $35,818 in purchases of securities available for sale, $23,185 in securities held to maturity and $17,402 in interest-bearing deposits.
    Each of these categories has a different effect on liquidity. Interest-bearing deposits are overnight funds, similar to Federal Funds sold. Securities available for sale can be a source of liquidity depending on market conditions, which determine the level of unrealized gains and losses. Held to maturity securities are relatively illiquid, in that they must mature or be called to become a source of funds.
    Cash provided by financing activities was $12,599 compared to $28,792 in 2002. Time deposits decreased by $3,814 in 2003 and $1,743 in 2002. Other deposits increased $20,921 in 2003. Comments made under "Deposits" apply.

2002 vs 2001
    Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Sources of liquidity include deposits, loan principal and interest repayments, sales, calls and maturities of securities, and short-term borrowings. The Company also has available a line of credit with the Federal Home Loan Bank to provide for liquidity needs. The Company maintained an adequate liquidity level during 2002 and 2001.
    Cash flows from operating activities for 2002 were $14,244. The principal source of cash was net income. Net cash used in investment activities was $43,013. While the majority of the called and maturing securities were reinvested in the securities available for sale category, these funds may not be available in the future to meet liquidity needs. Given the low interest rate environment currently being experienced, a rising rate environment would tend to erode securities values making their sale undesirable from a profitability perspective. A rising rate scenario would further inhibit the activation of any call features. The company experienced a similar situation in the last period of rising rates that occurred in the 1999 and 2000 time periods. (See additional comments under "Interest Rate Sensitivity").

    Cash provided by financing activities was $28,792 compared to $39,133 in 2001. The majority of the difference between the two years was in deposits purchased, which totaled $29,862 in 2001 and none in 2002. Time deposits decreased by $1,743 in 2002 and $38,460 in 2001. Other deposits increased $33,396 in 2002. Comments made under "Deposits" apply.

Recent Accounting Pronouncements

    See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Acquisitions

    In the first quarter of 2004 the Company announced that it had entered into an agreement to purchase the loans and deposits of a branch bank. Approximately $8.0 in loans and approximately $18.6 million in deposits are to be purchased in a transaction that is expected to close in the first half of 2004. No fixed assets are included in this transaction. A second acquisition involving substantially all of the assets (including fixed assets) and substantially all of the liabilities of a bank was announced early in 2004 and is planned to close in the first half of the year. It will add approximately $53.0 million in deposits and approximately $67.8 million in total assets.

Capital Resources

    Total shareholders' equity at December 31, 2003 was $80,641, an increase of $7,540 or 10.31%. Total average capital to total average assets was 11.12% for 2003, which compares to 10.63% in 2002. Of the increase, net income accounted for $11,442, offset by dividends to shareholders in the amount of $3,971.

Off-Balance Sheet Arrangements

    The Company's off-balance sheet arrangements are detailed in the table below.

                                                     Payments Due by Period

                                    Total      Less Than    1-3 Years   3-5        More Than
                                                1 Year                   Years      5 Years
                                  ----------- ------------ ------------ --------- ------------
Commitments to extend credit        $ 85,903       85,903          ---       ---          ---
Standby Letters of Credit              6,557        6,557          ---       ---          ---
Mortgage Loans with Potential
 Recourse                             37,771       37,771          ---       ---          ---
                                  ----------- ------------ ------------ --------- ------------
Total                              $ 130,231      130,231          ---       ---          ---
                                  =========== ============ ============ ========= ============

    In the normal course of business the Company's banking affiliates extend lines of credit to their customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.
    Standby letters of credit are also issued to the banks' customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $49 in 2003.
    While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it could draw funds. Sale of the loans would also be an option.
    The Company also sells mortgages on the secondary market for which there are recourse agreements should the borrower default.

The following table summarizes the Company's fixed and determined contractual obligations by payment date as of December 31, 2003.

                                 1 Year or                           More Than
                       Total        Less      1-3 Years   3-5 Years   5 Years
                    ------------ ----------- ----------- ----------- ---------
Operating Leases       $ 694         241         242         138        73

Operating leases are for buildings used in the day-to-day operations of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  See "Analysis of Interest Rate Sensitivity" set forth below. Additional information is set forth in the "Interest Rate Sensitivity" and "Derivatives and Market Risk Exposure" sections.

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

$ In thousands, except per share data.                                        Years ended December 31,
                                                                                 2003          2002
---------------- ----------------------------------------------------------- -------------- -----------
Assets           Cash and due from banks                                         $  11,733    $ 12,316
                 Interest-bearing deposits                                          36,220      18,818
                 Federal funds sold                                                    ---       1,724
                 Securities available for sale, at fair value                      129,300     119,734
                 Securities held to maturity (fair value approximates
                  $105,026 at December 31, 2003 and $103,187 at
                  December 31, 2002)                                               100,854      99,560
                 Mortgage loans held for sale                                          714         846
                 Loans:

                         Real estate construction loans                             28,055      22,294
                         Real estate mortgage loans                                 87,899      82,193
                         Commercial and industrial loans                           208,997     209,368
                         Loans to individuals                                       82,742      96,762
                                                                                    ------      ------
                               Total loans                                         407,693     410,617
                         Less unearned income and deferred fees                       (896)     (1,278)
                                                                                      ----      ------
                         Loans, net of unearned income and deferred
                          fees                                                     406,797     409,339
                         Less allowance for loan losses                            (5,369)     (5,092)
                                                                                   -------     -------
                                Loans, net                                         401,428     404,247
                                                                                   -------     -------
                 Premises and equipment, net                                        10,094       9,938
                 Accrued interest receivable                                         4,610       4,290
                 Other real estate owned, net                                        1,663         537
                 Intangible assets and goodwill                                      9,958      10,912
                 Other assets                                                        1,986       2,013
                                                                                     -----       -----
                                Total assets                                    $  708,560    $684,935
                                                                                ==========    ========

Liabilities      Noninterest-bearing demand deposits                             $  83,671    $ 74,032
and              Interest-bearing demand deposits                                  172,370     165,216
Stockholders'    Saving deposits                                                    53,084      48,956
Equity           Time deposits                                                     316,253     320,067
                                                                                   -------     -------
                                Total deposits                                     625,378     608,271
                                                                                   -------     -------
                 Other borrowed funds                                                  135         748
                 Accrued interest payable                                              489         700
                 Other liabilities                                                   1,917       2,115
                                Total liabilities                                  627,919     611,834
                                                                                   =======     =======
                 Commitments and contingencies

                 Stockholders' equity:
                        Preferred stock, no par value, 5,000,000 shares
                        authorized; none issued and outstanding                        ---         ---

                         Common stock of $2.50 par value. Authorized
                         10,000,000 shares; issued and outstanding,
                         3,515,377 shares - 2003, and 3,511,377 - 2002               8,788       8,778

                         Retained earnings                                          70,063      62,525
                         Accumulated other comprehensive income, net                 1,790       1,798

                                     Total stockholders' equity                     80,641      73,101
                                                                                    ------      ------
                                     Total liabilities and stockholders'
                                      equity                                      $708,560   $ 684,935
                                                                                  ========   ---------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

$ In thousands, except per share data.                                      Years ended December 31,
                                                                               2003      2002       2001
---------------- ------------------------------------------------------- ----------- --------- ----------
Interest         Interest and fees on loans                                $ 29,798  $ 32,420   $ 33,456
Income           Interest on federal funds sold                                  16        42        652
                 Interest on interest-bearing deposits                          230       276        577
                 Interest on securities - taxable                             5,668     5,490      7,501
                 Interest on securities - nontaxable                          5,369     4,519      3,341
                                                                              -----     -----      -----
                         Total interest income                               41,081    42,747     45,527
                                                                             ------    ------     ------
Interest         Interest on time deposits of $100,000 or more                3,016     3,470      4,605
Expense          Interest on other deposits                                   9,234    12,289     18,158
                 Interest on borrowed funds                                       2         5          8
                                                                               ----      ----       ----
                         Total interest expense                              12,252    15,764     22,771
                                                                             ------    ------     ------
                         Net interest income                                 28,829    26,983     22,756
                 Provision for loan losses                                    1,691     2,251      1,408
                                                                              -----     -----      -----
                         Net interest income after provision for loan
                          losses                                             27,138    24,732     21,348
                                                                             ------    ------     ------

Noninterest      Service charges on deposit accounts                          2,597     2,229      2,246
Income           Other service charges and fees                                 267       260        306
                 Credit card fees                                             1,612     1,409      1,227
                 Trust income                                                 1,132       968      1,091
                 Other income                                                   448       500        330
                 Realized securities gains, net                                 130       346          4
                                                                               ----      ----       ----

                         Total noninterest income                             6,186     5,712      5,204
                                                                              -----     -----      -----
Noninterest      Salaries and employee benefits                               9,568     8,912      8,085
Expense          Occupancy and furniture and fixtures                         1,655     1,692      1,715
                 Data processing and ATM                                      1,164     1,096      1,343
                 Credit card processing                                       1,244     1,036      1,004
                 Intangible assets and goodwill amortization                    954       954        914
                 Net costs of other real estate owned                           178       145        125
                 Other operating expenses                                     3,883     3,592      3,767
                                                                              -----     -----      -----
                         Total noninterest expense                           18,646    17,427     16,953
                                                                             ------    ------     ------
                 Income before income taxes                                  14,678    13,017      9,599
                 Income tax expense                                           3,236     3,003      2,285
                                                                              -----     -----      -----
                         Net income                                        $ 11,442   $10,014    $ 7,314
                                                                           ========   =======    =======
                         Basic net income per share                         $  3.26     $2.85     $ 2.08
                                                                            =======     =====     ======
                         Fully diluted net income per share                 $  3.24     $2.85     $ 2.08
                                                                            =======     =====     ======

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY $ In thousands, except per share data.

                                       Common     Retained       Accumulated     Comprehensive       Total
                                        Stock     Earnings         Other            Income
                                                                Comprehensive
                                                                Income (Loss)
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Balance at December 31, 2000           $ 8,780    $ 51,629            $ (575)                       $ 59,834
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Net income                                 ---       7,314                ---           7,314          7,314
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Other comprehensive income:
---------------------------
Unrealized holding gains on
    available for sale securities
    net of deferred taxes of $588          ---         ---                ---           1,144            ---
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Less: reclassification adjustment,
    net of income taxes of $1              ---         ---                ---              (3)           ---
                                                                                          ---
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Other comprehensive income, net of
    tax of $587                            ---         ---              1,141           1,141          1,141
                                                                                        -----
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Total comprehensive income net of
    tax of $2,872                          ---         ---                ---           8,455            ---
                                                                                        =====
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Common stock repurchased                    (2)         (6)               ---                             (8)
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Cash dividends ($0.86 per share)           ---      (3,020)               ---                         (3,020)
                                           ---     -------                ---                        -------
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Balance at December 31, 2001           $ 8,778    $ 55,917              $ 566                       $ 65,261
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Net Income                                 ---      10,014                ---          10,014         10,014
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Other comprehensive income:
---------------------------
Unrealized holding gains on
    available for sale securities
    net of deferred taxes of $948          ---         ---                ---           1,841            ---
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Less: reclassification adjustment,
    net of income taxes of $118            ---         ---                ---            (228)           ---
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Minimum pension liability
    adjustment net of deferred             ---         ---                ---            (381)           ---
    taxes of $235                                                                       ------
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Other comprehensive income, net of
    tax of $596                            ---         ---              1,232           1,232          1,232
                                                                                        -----
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Total comprehensive income,                ---         ---                ---          11,246            ---
                                                                                       ======
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Cash dividends ($0.97 per share)           ---     (3,406)                ---                        (3,406)
                                           ---     -------                ---                        -------
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Balance at December 31, 2002           $ 8,778    $ 62,525            $ 1,798                       $ 73,101
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Net income                                 ---      11,442                ---          11,442         11,442
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Other comprehensive income:
---------------------------
Unrealized holding gains on
    available for sale securities
    net of deferred taxes of $28           ---         ---                ---              52            ---
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Less: reclassification adjustment,
    net of income taxes of $(46)           ---         ---                ---            (84)            ---
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Minimum pension liability
    adjustment, net of deferred            ---         ---                ---              24            ---
    taxes of $8                                                                           ----
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Other comprehensive income, net of
    tax of $(10)                           ---         ---                 (8)             (8)            (8)
                                                                                          ---
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Total comprehensive income                 ---         ---                ---          11,434            ---
                                                                                       ======
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Cash dividend ($1.13 per share)            ---      (3,971)               ---                         (3,971)
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Exercise of stock options                   10          67                ---                             77
                                            --          --                                                --
------------------------------------ ---------- ----------- ------------------ --------------- --------------
Balance at December 31, 2003           $ 8,788    $ 70,063            $ 1,790                       $ 80,641
                                       =======    ========            =======                       ========
------------------------------------ ---------- ----------- ------------------ --------------- --------------

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ In thousands.                                                           Years Ended December 31,

                                                                          2003        2002       2001
                  --------------------------------------------------- ------------ ---------- -----------
Cash              Net income                                             $ 11,442   $ 10,014     $ 7,314
Flows             Adjustment to reconcile net income to net cash
from              provided by operating activities:
Operating
Activities              Provision for loan losses                           1,691      2,251       1,408
                        (Benefit) from deferred income taxes                 (200)      (551)       (166)
                        Depreciation of premises and equipment                924        977       1,106
                        Amortization of intangibles                           954        954         914
                        Amortization of premiums and accretion of
                          discounts, net                                      359        392         367
                        (Gains) losses on sale and calls of
                          securities available for sale, net                  (79)      (331)         (4)
                        (Gains) losses on calls of securities held
                          to maturity, net                                    (51)       (15)        ---
                        Losses and writedowns on other real estate
                          owned                                                94         87          62
                        Originations of mortgage loans held for sale      (37,039)   (36,915)    (28,247)
                        Sales of mortgage loans held for sale              37,171     37,214      27,102
                        (Gains) losses on sale and disposal of
                           fixed assets                                        40        (11)         (2)

                        Net change in:
                           Accrued interest receivable                       (320)       627         132
                           Other assets                                       216        (34)        235
                           Accrued interest payable                         ( 211)      (401)       (437)
                           Other liabilities                                 (198)       (14)        233
                                                                            -----       -----       ----
                           Net cash provided by operating activities       14,793     14,244      10,017
                                                                           ------     ------      ------

Cash              Net change in federal funds sold                          1,724       (644)     28,010
Flows             Net change in interest-bearing deposits                 (17,402)    (3,308)     (1,931)
from              Proceeds from repayments of mortgage-backed
Investing           securities available for sale                           9,872      4,656       3,482
Activities        Proceeds from sales of securities available for
                    sale                                                    1,193        813         ---
                  Proceeds from calls, maturities, and principal
                    repayments of securities available for sale            15,127     11,042      58,403
                  Proceeds from calls, maturities, and principal
                  repayments of securities held to maturity                20,632     20,017      24,160
                  Proceeds from the sale of securities held to
                    maturity                                                1,093        ---         ---
                  Purchases of securities available for sale              (35,818)   (44,995)    (25,209)
                  Purchases of securities held to maturity                (23,185)   (16,953)    (94,602)
                  Purchases of loan participations                         (6,619)   (19,440)     (4,296)
                  Collections of loan participations                        9,579      3,981       4,702
                  Loan originations and principal collections, net         (3,592)      2,190    (31,740)
                  Proceeds from disposal of other real estate owned           294        255       1,095
                  Recoveries on loans charged off                             246        145         106
                  Additions to premises and equipment                     (1,527)      (805)       (921)
                  Proceeds from sale of premises and equipment                407         33           9
                                                                              ---        ----         ---
                        Net cash used by investing activities             (27,976)   (43,013)    (47,987)
                                                                          --------   --------    --------

Cash              Deposits acquired, net of premium                           ---        ---      29,862
Flows             Net change in time deposits                              (3,814)    (1,743)    (38,460)
from              Net change in other deposits                             20,921     33,396      50,826
Financing         Net change in other borrowed funds                         (613)       545         (67)
Activities        Cash dividends paid                                      (3,971)    (3,406)     (3,020)
                  Common stock repurchase                                      77        ---          (8)
                                                                             ----       ----        -----
                           Net cash provided by financing activities       12,600     28,792      39,133
                                                                           ------     ------      ------

Supplemental      Net change in cash and due from banks                     (583)         23       1,163
Disclosures       Cash and due from banks at beginning of year             12,316     12,293      11,130
of Cash Flow                                                               ------     ------      ------
Information       Cash and due from banks at end of year                 $ 11,733   $ 12,316    $ 12,293
                                                                         ========   ========    ========
                  Interest paid on deposits and borrowed funds           $ 12,463   $ 16,165    $ 23,208
                  Income taxes paid                                         3,338      3,414       2,383

Supplemental       Loans charged against the allowance for loan
Disclosures          losses                                                 1,660      1,576       1,129
of Noncash         Loans transferred to other real estate owned             1,514        668         828
Activities         Unrealized gain on securities available for sale             3      2,444       1,728
                   Minimum pension liability adjustment                        41        689         ---

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements $ In thousands, except share data and per share data.

Note 1: Summary of Significant Accounting Policies
    The consolidated financial statements include the accounts of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, the National Bank of Blacksburg (NBB), Bank of Tazewell County (BTC), and National Bankshares Financial Services, Inc. (NBFS), (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.
    The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a summary of the more significant accounting policies.

Cash and Cash Equivalents
    For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks.

Securities
    Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company has no securities classified as trading securities at December 31, 2003 or 2002.
    Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.


Loans Held for Sale
    Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an individual loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans
    The Company, through its banking subsidiaries, grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company's market area.
    Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.
    The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.
    All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses
    The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
    The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience; the nature, volume, and risk characteristics of the loan portfolio; adverse situations that may affect the borrower's ability to repay; estimated value of any underlying collateral; and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
    A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
    Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Rate Lock Commitments
    The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 60 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, by committing to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.
    The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best effort contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the changes in the value of the underlying assets while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

Premises and Equipment
    Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is charged to expense over the estimated useful lives of the assets on the straight-line basis. Depreciable lives include 40 years for premises, 3-10 years for furniture and equipment, and 5 years for computer software. Costs of maintenance and repairs are charged to expense as incurred and improvements are capitalized.

Other Real Estate
    Real estate acquired through, or in lieu of, foreclosure is held for sale and is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other operating expenses.

Intangible Assets
    Included in other assets are deposit intangibles of $9,726 and $10,642 at December 31, 2003 and 2002, respectively, and goodwill of $232 and $270 at December 31, 2003 and 2002, respectively. Deposit intangibles are being amortized on a straight-line basis over a ten or fifteen-year period and goodwill is being amortized on a straight-line basis over a fifteen-year period.

Stock-Based Compensation
    At December 31, 2003, the Company had a stock-based employee compensation plan which is described more fully in Note 9. The company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                       Years Ended December 31,
                                             ------------- ---------------- ---------------
(In thousands, except per share data)             2003           2002             2001
                                             ------------- ---------------- ---------------
Net income as reported                           $ 11,442        $ 10,014          $7,314
Deduct: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards                   (61)            (35)            (15)
                                                     ----             ----            ----
Pro forma net income                             $ 11,381         $ 9,979          $7,299
                                                  ========         =======        =======
Earnings per share:
   Basic-as reported                             $   3.26          $ 2.85         $ 2.08
                                                  ========         =======        =======
   Basic-pro forma                               $   3.24          $ 2.84         $ 2.08
                                                  ========         =======        =======
   Diluted-as reported                           $   3.24          $ 2.85         $ 2.08
                                                  ========         =======        =======
   Diluted-pro forma                             $   3.22          $ 2.84         $ 2.08
                                                  ========         =======        =======

Pension Plan
    The Company sponsors a defined benefit pension plan, which covers substantially all full-time officers and employees. The benefits are based upon length of service and a percentage of the employee's compensation during the final years of employment. Pension costs are computed based upon the provisions of SFAS No. 87. The Company contributes to the pension plan amounts that are deductible for federal income tax purposes.

Income Taxes
    Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Trust Assets and Income
    Assets (other than cash deposits) held by the Trust Departments in a fiduciary or agency capacity for customers are not included in the consolidated financial statements since such items are not assets of the Company. Trust income is recognized on the accrual basis.

Earnings Per Share
    Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.
    The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

----------------------------------------- ----------- ------------ -----------
                                             2003        2002         2001
----------------------------------------- ----------- ------------ -----------
Average number of common shares
  outstanding                              3,512,896    3,511,377   3,511,380

Effect of dilutive options                    20,364        5,712       1,216
                                           ---------    ---------   ---------
Average number of common shares
  outstanding used  to calculate diluted
  earnings per share                       3,533,260    3,517,089   3,512,596
-----------------------------------------  =========    =========   =========

    In 2002 and 2001, stock options representing 9,750 and 4,125 shares, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive. There were no anti-dilutive stock options excluded during 2003.

Advertising
    The Company practices the policy of charging advertising costs to expenses as incurred.

Use of Estimates
    In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate and deferred tax assets.
    Changing economic conditions, adverse economic prospects for borrowers, as well as regulatory agency action as a result of examination, could cause NBB and BTC to recognize additions to the allowance for loan losses and may also affect the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

Recent Accounting Pronouncements
    In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Company's consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.
     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect the Company, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Company's consolidated financial position or consolidated results of operations in the future.
   In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The implementation of FIN 46 did not have a significant impact on either the Company's consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company's management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Company's consolidated financial statements.
    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company's consolidated financial statements.
    In November 2003, the FASB's Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003.

The Company has included the required disclosures in their consolidated financial statements.
    In December 2003, the FASB issued a revised version of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106." This Statement revises employers' disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company has included the required disclosures in its consolidated financial statements.

Note 2: Restriction on Cash
    As members of the Federal Reserve System, the Company's subsidiary banks are required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2003 and 2002, the aggregate amounts of daily average required balances approximated $2,463 and $2,092, respectively.

Note 3: Securities
    The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

                                                              December 31, 2003

                                                               Gross        Gross
Available for sale:                           Amortized     Unrealized    Unrealized
                                                 Cost          Gains        Losses    Fair Value
                                             ------------- -------------- ----------- ------------
U.S. Treasury                                     $ 2,249         $   91      $  ---     $  2,340
U.S. Government agencies and corporations           4,639             12           2        4,649
States and political subdivisions                  80,872          2,524         282       83,114
Mortgage-backed securities                         10,518            365           3       10,880
Corporate debt securities                          24,609            773         319       25,063
                                                            -------------  ----------
Federal Home Loan Bank stock-restricted             1,646            142       $ 606        1,646
                                                                    -----      ======
Federal Reserve Bank stock-restricted                 209        $ 3,907                      209
                                                                 ========
Other securities                                    1,257                                   1,399
                                                    -----                                   -----
    Total securities available for sale          $125,999                                $129,300
                                                 ========                                ========

                                                                  December 31, 2002

                                                                 Gross         Gross
                                                 Amortized     Unrealized     Unrealized
Available for sale:                                Cost          Gains         Losses      Fair Value
                                               ------------- -------------- ------------- -------------
U.S. Treasury                                       $ 3,748          $ 214         $ ---       $ 3,962
U.S. Government agencies and corporations             7,038             94           112         7,132
States and political subdivisions                    68,876          1,928            67        70,692
                                                                            -------------
Mortgage-backed securities                           16,244            565          $179        16,809
                                                                                   ======
Corporate debt securities                            16,993            485                      17,411
                                                              -------------
Federal Home Loan Bank stock-restricted               1,655            194                       1,655
                                                                      -----
Federal Reserve Bank stock-restricted                   209         $3,480                         209
                                                                   ========
Other securities                                      1,670                                      1,864
                                                     ------                                      -----
        Total securities available for sale        $116,433                                   $119,734
                                                   ========                                   ========

    The amortized cost and fair value of single maturity securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2003.

                                         Amortized Cost      Fair Value
                                        ----------------- -----------------
Due in one year or less                         $  3,531           $ 3,585
Due after one year through five years             11,285            11,722
Due after five years through ten years            75,087            76,690
Due after ten years                               33,216            34,278
No maturity                                        2,880             3,025
                                        ----------------- -----------------
                                               $ 125,999         $ 129,300
                                               =========         =========

The amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows:

                                                           December 31, 2003

                                                            Gross        Gross
Held to maturity:                           Amortized    Unrealized   Unrealized
                                               Cost         Gains       Losses     Fair Value
                                           ------------- ------------ ------------ -----------
U.S. Government agencies and corporations      $  5,993        $  73        $  66    $  6,000
States and political subdivisions                56,361        2,257          104      58,514
                                                                      ------------
Mortgage-backed securities                        4,291          207          294       4,498
                                                                             -----
Corporate debt securities                        34,209        2,099        $ 464      36,014
                                                 ------        -----          ===      ------
  Total securities held to maturity           $ 100,854       $4,636                $ 105,026
                                                =======        =====                  =======

                                                            December 31, 2002

                                                            Gross       Gross
                                             Amortized    Unrealized  Unrealized
Held to maturity:                              Cost         Gains       Losses      Fair Value
                                           -------------- ----------- ------------ -------------
U.S. Government agencies and corporations        $10,013       $ 193        $ ---      $ 10,206
States and political subdivisions                 52,610       1,693           48        54,255
                                                                      ------------
Mortgage-backed securities                         8,989         399           83         9,388
                                                                              ----
Corporate debt securities                         27,948       1,473        $ 131        29,338
                                                  ------       -----        ======       ------
  Total securities held to maturity              $99,560     $ 3,758                   $103,187
                                                  ======       =====                   ========

    The amortized cost and fair value of single maturity securities held to maturity at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2003.

                                             Amortized        Fair
                                                Cost          Value
                                          -------------- -------------
Due in one year or less                          $ 1,540       $ 1,597
Due after one year through five years             23,448        24,974
Due after five years through ten years            52,114        54,241
Due after ten years                               23,752        24,214
                                                  ------        ------
                                               $ 100,854      $105,026
                                               =========      ========

    Information regarding investments in an unrealized loss position at December 31, 2003 that are temporarily impaired follows:

                             Less Than 12 Months    12 Months or More         Total
                           ----------------------- -------------------- -------------------
                              Fair     Unrealized    Fair   Unrealized    Fair   Unrealized
                              Value       Loss       Value     Loss       Value     Loss
                           ----------  ----------- --------- ---------- --------- ---------
US Government agencies
 and corporations            $ 2,934        68      $  ---      ---     $ 2,934       68
State and political
 subdivisions                 14,191       365       1,173       21      15,364      386
Mortgage-backed securities       704         3         ---      ---         704        3
Corporate debt securities     14,217       613         ---      ---      14,217      613
                           ----------  ----------- --------- ---------- --------- ---------
Total temporarily
 impaired securities        $ 32,046     1,049     $ 1,173       21    $ 33,219    1,070
                           ==========  =========== ========= ========== ========= =========

The Company had 54 securities with a fair value of $33,219 which were temporarily impaired at December 31, 2003. The total unrealized loss on these securities was $1,070. Losses are attributed to interest rate movements. Credit quality of the securities portfolio is continuously monitored by management. The Company has the ability to hold these securities until maturity. Therefore, the losses associated with these securities are not considered other than temporary at December 31, 2003.
    At December 31, 2003 and 2002, securities with a carrying value of $31,309 and $31,170, respectively, were pledged to secure trust deposits and for other purposes as required or permitted by law.
    As members of the Federal Reserve and the Federal Home Loan Bank (FHLB) of Atlanta, NBB and BTC are required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB and BTC's capital and a percentage of qualifying assets. In addition, NBB and BTC are eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans totaling approximately $96,062, and NBB and BTC's capital stock investment in the FHLB.

Note 4: Loans to Officers and Directors
    In the ordinary course of business, the Company, through its banking subsidiaries, has granted loans to executive officers and directors of Bankshares and its subsidiaries amounting to $5,037 at December 31, 2003 and $5,505 at December 31, 2002. During the year ended December 31, 2003 total principal additions were $1,914 and principal payments were $2,382.

Note 5: Allowance for Loan Losses
    An analysis of the allowance for loan losses follows:

                                                      Years ended December 31,
                                                   2003         2002         2001
                                                ------------ ------------ -----------
Balance at beginning of year                       $ 5,092       $4,272      $ 3,886
Provision for loan losses                            1,691        2,251        1,408
Loans charged off                                   (1,660)      (1,571)      (1,128)
Recoveries of loans previously charged off             246          140          106
                                                      -----        -----        -----
Balance at end of year                             $ 5,369       $5,092      $ 4,272
                                                   ========      =======     ========

The following is a summary of information pertaining to impaired loans:

                                                         December 31,
                                                 2003       2002       2001
                                               ---------- ---------- --------
Impaired loans without a valuation allowance     $ 365       $ 46      $ 275
Impaired loans with a valuation allowance          506         93         65
                                                 ------     ------     ------
Total impaired loans                             $ 871      $ 139      $ 340
                                                 ======     ======     ======
Valuation allowance related to impaired loans    $ 135      $  33      $  39
                                                 ======     ======     ======


                                                    Years ended December 31,
                                                    2003      2002     2001
                                                  --------- --------- --------
Average investment in impaired loans                  $353      $397     $671
Interest income recognized on impaired loans            66        11       57
Interest income recognized on a cash basis on
  impaired loans                                       ---       ---      ---
                                                  --------- --------- --------

    No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at December 31, 2003 and 2002 were $8 and $166, respectively. If interest on these loans had been accrued, such income would have been $0 and $16 respectively. No nonaccrual loans were excluded from impaired loans, disclosed under FASB 114, at December 31, 2002. Loans past due greater than 90 days which continue to accrue interest totaled $931 and $977 at December 31, 2003 and 2002, respectively.

Note 6: Premises and Equipment
    A summary of the cost and accumulated depreciation of premises and equipment follows:
                                                December 31,
                                           2003           2002
                                       -------------- --------------
Premises                                   $ 11,419       $ 11,193
Furniture and equipment                       8,835          7,772
Construction-in-progress                         10            254
                                               -----       --------
                                           $ 20,264       $ 19,219
Accumulated depreciation                    (10,170)        (9,281)
                                           ---------       --------
                                           $ 10,094         $9,938
                                           =========       ========

    Depreciation expense for the years ended December 2003, 2002 and 2001 amounted to $924, $977 and $1,106, respectively.
    The Company leases branch facilities under noncancellable operating leases. The future minimum lease payments under these leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are as follows: $241 in 2004, $94 in 2005, $73 in 2006, $75 in 2007, $68 in 2008, and $143
thereafter.

Note 7: Deposits
    The aggregate amounts of time deposits in denominations of $100 or more at December 31, 2003 and 2002 were $95,216 and $89,261, respectively.
    At December 31, 2003 the scheduled maturities of time deposits are as follows:

           -------------------------- ------------------------------
                     2004                                 $ 189,445
                     2005                                    41,953
                     2006                                    17,623
                     2007                                    30,784
                     2008                                    35,454
                  Thereafter                                    994
                                                           ---------
                                                          $ 316,253

    At December 31, 2003 and 2002, overdraft demand deposits reclassified to loans totaled $1,276 and $407, respectively.


Note 8: Employee Benefit Plans
401(k) Plan
    The Company has a Retirement Accumulation Plan qualifying under IRS Code
Section 401(k), in which Bankshares, NBB, BTC and NSFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan. Employee contributions are matched by the employer based on a percentage of an employee's total annual compensation contributed to the plan. For the years ended December 31, 2003, 2002 and 2001, NBB and BTC contributed $231, $227 and $196, respectively, to the plan.

Employee Stock Ownership Plan
    Bankshares has a nonleveraged Employee Stock Ownership Plan (ESOP) which enables employees of Bankshares and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan's January 1 and July 1 enrollment dates to own Bankshares common stock. Contributions to the ESOP are determined annually by the Board of Directors. Contribution expense amounted to $389, $227 and $179 in the years ended December 31, 2003, 2002 and 2001, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2003, the number of allocated shares held by the ESOP was 97,566 and the number of unallocated shares was 9,179. All shares held by the ESOP are treated as outstanding in computing the Company's basic net income per share. Upon reaching age 55 with ten years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and Bankshares or the ESOP, with the agreement of the Trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require Bankshares or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of its distribution.

Defined Benefit Plan
    Effective January 1, 2002, the NBB plan was amended, restated, and renamed The National Bankshares, Inc. Retirement Income Plan. At the same time, the BTC plan was merged into it, and National Bankshares, Inc. and National Bankshares Financial Services, Inc. were added as participating employers in the pension plan. The merged NBI plan did not alter the eligibility standards of the bank plans, and substantially all employees are covered. The merged NBI plan benefit formula is still based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. Information pertaining to activity in the plans is as follows:

                                                                        December 31,
                                                          2003              2002             2001
                                                    ----------------- ----------------- ---------------
Change in benefit obligation:
Benefit obligation at beginning of year                      $ 7,078           $ 6,014         $ 5,668
Service cost                                                     427               353             422
Interest cost                                                    501               429             422
Actuarial (gain) loss                                            938               593             (53)
(Gain) due to plan amendment                                  -------           -------         -------
Benefits paid                                                   (467)             (222)           (445)
                                                              -------           -------         -------
    Benefit obligation at end of year                          8,477             7,078           6,014
                                                              -------           -------         -------
Change in plan assets:
Fair value of plan assets at beginning of year                 4,504             4,650           4,692
Actual return on plan assets                                     729              (239)             55
Employer contribution                                            649               315             348
Benefits paid                                                   (467)             (222)           (445)
                                                              -------           -------         -------
    Fair value of plan assets at end of year                   5,415             4,504           4,650
                                                              -------           -------         -------
Funded status                                                 (3,062)           (2,574)         (1,364)
Unrecognized net actuarial loss                                2,693             2,177             931
Unrecognized prior service cost                                   64                73             171
Unrecognized transition asset                                    (88)             (100)           (114)
                                                              -------           -------         -------
    Net accrued pension cost (includes accrued)               $ (393)           $ (424)         $ (376)
                                                              =======           =======         =======

The accumulated benefit obligations at December 31, 2003, 2002 and 2001 were $6,456, 5,618 and $4,053 respectively. The estimated minimum contribution for 2004 is $623.

Amounts recognized in the consolidated balance sheets:

                                                                December 31,
                                                     2003             2002           2001
                                               ----------------- --------------- -------------
Accrued benefit liabilities                            $ (1,041)      $ (1,113)        $(376)
Intangible asset                                             64             73           ---
Deferred tax asset                                          227            235           ---
Accumulated other comprehensive income                      357            381           ---
                                                       ---------      ---------      ---------
Net amount recognized                                  $   (393)      $   (424)        $(376)
                                                       =========      =========      =========

The components of net periodic cost are as follows:

                                                           Years ended December 31,
                                                  2003              2002               2001
                                             --------------- ------------------- -----------------
Service cost                                          $ 427               $ 353          $   422
Interest cost                                           501                 429              422
Expected return on plan assets                         (418)               (427)            (434)
Amortization of prior service cost                        9                   9               15
Recognized net actuarial loss                           111                  12                5
Amortization of transition asset                        (13)                (13)              (23)
                                                       ----                ----              ----
    Net periodic benefit cost                          $617               $ 363             $ 407
                                                        ===                 ===               ===

The weighted average assumptions used to determine benefit obligations are as follows:

                                                      2003             2002             2001
                                                 --------------- ----------------- ---------------
Weighted average assumptions as of December 31,
Weighted average discount rate                       6.50%            7.00%            7.50%
Rate of compensation increase                        4.00%            4.00%            5.00%

The weighted average assumptions used to determine net periodic benefit cost are as follows:

                                                      2003             2002             2001
                                                 --------------- ----------------- ---------------
Weighted average assumptions as of December 31,
Weighted average discount rate                       7.00%            7.50%            7.50%
Expected return on plan assets                       8.00%            9.00%            9.00%
Rate of compensation increase                        4.00%            5.00%            5.00%

Long Term Rate of Return
    The Company, as plan sponsor, selects the expected long-term rate-of-return-on-assets assumption in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed - especially with respect to real rates of return (net of inflation) - for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, - which may not continue over the measurement period, - but other higher significance is placed on current forecasts of future long-term economic conditions.
    Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, and solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).
    The Company, as plan sponsor, has adopted a Pension Administrative Committee Policy (the Policy) for monitoring the investment management of its qualified plans. The Policy includes a statement of general investment principles and a listing of specific investment guidelines, to which the committee may make documented exceptions. The guidelines state that, unless otherwise indicated, all investments that are permitted under the Prudent Investor Rule shall be permissible investments for the pension plan. All plan assets are to be invested in marketable securities. Certain investments are prohibited, including commodities and future contracts, private placements, repurchase agreements, options and derivatives and stocks and ADR's of non-U.S. companies. The Policy establishes quality standards for fixed income investments and mutual funds included in the pension plan trust. The Policy also outlines diversification and asset allocation standards.

Asset Allocation
                                          2003               2002
----------------------------------- ----------------- -------------------
U.S. Government agency                    11%                21%
obligations
Mutual funds                              40%                24%
Corporate bonds                           18%                24%
Equity securities                         29%                23%
Cash                                       2%                 8%
                                    ----------------- -------------------
                                         100%               100%

Note 9: Stock Option Plan
    The Company has adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of Bankshares and its subsidiaries an opportunity to acquire shares of National Bankshares, Inc. common stock. The purpose of the 1999 Stock Option Plan is to promote the success of Bankshares and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 250,000 shares of Bankshares common stock may be granted. The 1999 Stock Option Plan is administered by the Stock Option Committee, which is the NBI Board of Directors' Compensation Committee, made up entirely of independent directors of National Bankshares, Inc. The Stock Option Committee may determine whether options are incentive stock options or nonqualified stock options and may determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limits the maximum term of any option granted to ten years, states that options may be granted at not less than fair market value on the date of the grant and contains certain other limitations on the exercisability of incentive stock options. The options vest 25% after one year, 50% after two years, 75% after three years and 100% after four years. At the discretion of the Stock Option Committee, options may be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of National Bankshares, Inc. At December 31, 2003, there were 182,000 additional shares available for grant under the Plan.

A summary of the status of the Company's stock option plan is presented below:

                                                2003                   2002                   2001
                                               ------                 ------                 ------
                                                 Weighted                  Weighted                Weighted
                                                  Average                   Average                 Average
                                      Number of   Exercise     Number of    Exercise   Number of   Exercise
                                       Shares      Price         Shares      Price      Shares       Price
                                    ----------- ----------- ------------- ----------- ---------- ------------
Outstanding, beginning of year       51,500        $ 24.06        34,000     $ 21.18     18,000      $ 19.57
Granted                              16,500          46.65        17,500       29.65     16,000        23.00
Exercised                            (4,000)         19.16           ---         ---        ---          ---
                                     -------                      ------                 ------
Outstanding, end of year             64,000        $ 30.20        51,500     $ 24.06     34,000      $ 21.18
                                     ======                       ======                 ======
Options exercisable at year-end      24,125        $ 22.74        14,375     $ 20.76      5,875      $ 20.14
Weighted-average fair value of
  options granted during the year                  $ 10.65                   $  5.97                 $  4.89


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          Years Ended December 31,
                           ----------------------------------------------------
                                 2003              2002             2001
                           ----------------- ----------------- ----------------
Dividend yield                    1.73%             1.88%            1.86%
Expected life                  10 years          10 years         10 years
Expected volatility              22.14%            22.14%           22.77%
Risk-free interest rate           4.82%             4.31%            4.48%

Information pertaining to options outstanding at December 31, 2003 is as follows:

                                               Options Outstanding                  Options Exercisable
                                              ---------------------                ---------------------
     Remaining           Range of           Number            Weighted           Number           Weighted
 Contractual Life     Exercise Price      Outstanding         Average         Exercisable          Average
                                                           Exercise Price                      Exercise Price
 ------------------- ----------------- ------------------ ----------------- ----------------- ------------------
      9.83 years            $46.65             16,500            $46.65               ---             $  ---
      8.83 years             29.65             17,500             29.65               ---              29.65
      7.83 years             23.00             16,000             23.00             8,000              23.00
      6.83 years             18.50              9,000             18.50             6,750              18.50
      5.83 years             22.00              5,000             22.00             5,000              22.00

Note 10: Income Taxes
    Allocation of income tax expense between current and deferred portions is as follows:

                                            Years ended December 31,
                                           --------------------------
                                         2003        2002        2001
                                      ----------- ----------- -----------
Current                                 $ 3,436      $ 3,554     $ 2,451
Deferred                                   (200)        (551)       (166)
                                        --------     --------    --------
Total income tax expense                $ 3,003      $ 2,285      $ 3,236
                                        ========     ========    ========

    The following is a reconciliation of the "expected" income tax expense, computed by applying the U.S. Federal income tax rate of 35% in 2003 and 34% in 2002 and 2001 to income before income tax expense, with the reported income tax expense:

                                              Years ended December 31,
                                             --------------------------
                                            2003        2002        2001
                                         ------------ ---------- ----------
Computed "expected" income tax expense      $ 5,137     $ 4,426      $ 3,264
Tax-exempt interest income                   (1,977)     (1,652)      (1,239)
Nondeductible interest expense                  169         191          220
Other, net                                      (93)         38           40
                                            --------    --------     --------
Reported income tax expense                 $ 3,236     $ 3,003      $ 2,285
                                            ========    ========     ========

The components of the net deferred tax asset, included in other assets, are as follows:

                                                                    December 31,
                                                                   --------------
                                                                2003           2002
                                                             ------------- --------------
Deferred tax assets:
  Allowance for loan losses and unearned fee income              $ 1,760        $ 1,514
  Valuation allowance on other real estate owned                      31             14
  Deferred compensation and other liabilities                        421            349
  Deposit intangibles and goodwill                                   100             87
  Community development corporation related tax credit                 4              8
  Other                                                              ---            ---
                                                                 --------      ---------
                                                                 $ 2,316        $ 1,972
                                                                 --------      ---------
Deferred tax liabilities:
  Net unrealized losses on securities available for sale         $(1,154)       $(1,122)
  Fixed assets                                                      (222)           (71)
  Discount accretion on securities                                   (82)           (94)
    Other                                                            (99)           (94)
                                                                 --------      ---------
Net deferred tax asset                                           $(1,557)       $(1,381)
                                                                 --------      ---------
                                                                 $   759        $   591
                                                                 ========      =========

    The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2003 and 2002 due to the fact that the realization of the entire gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.

Note 11: Restrictions on Dividends
    Bankshares' principal source of funds for dividend payments is dividends received from its subsidiary banks. For the years ended December 31, 2003, 2002, and 2001, dividends received from subsidiary banks were $5,377, $3,406 and $3,761, respectively.
    Substantially all of Bankshares' retained earnings are undistributed earnings of its banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank's retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2003, retained net income, which was free of such restriction, amounted to approximately $16,292.

Note 12: Minimum Regulatory Capital Requirement
    The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
    Quantitative measures established by regulation to ensure capital adequacy require the Company and the banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the banks meet all capital adequacy requirements to which they are subject.
    As of December 31, 2003, the most recent notifications from the appropriate regulatory authorities categorized the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed the banks' category. The Company's and the banks' actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the following tables.

                                                                                          To Be Well
                                                                                       Capitalized Under
                                                                  Minimum Capital      Prompt Corrective
                                                Actual             Requirement         Action Provisions
                                         --------------------- -------------------- -----------------------
                                           Amount     Ratio      Amount     Ratio      Amount       Ratio
                                         ---------- ---------- ---------- --------- ------------ ----------
December 31, 2003
  Total capital (to risk weighted assets)
  Bankshares consolidated                 $74,260      15.0%    $39,567     8.00%          N/A        N/A
  NBB                                      41,084      14.1%     23,267     8.00%     $ 29,084     10.00%
  BTC                                      28,510      14.3%     15,968     8.00%       19,961     10.00%

  Tier 1 capital (to risk weighted assets)

  Bankshares consolidated                 $68,891      13.9%    $19,784     4.00%          N/A        N/A
  NBB                                      37,903      13.0%     11,634     4.00%     $ 17,450      6.00%
  BTC                                      26,322      13.2%      7,984     4.00%       11,976      6.00%

  Tier 1 capital (to average assets)

  Bankshares consolidated                 $68,891       9.9%    $27,687     4.00%          N/A        N/A
  NBB                                      37,903       9.7%     15,611     4.00%     $ 19,514      5.00%
  BTC                                      26,322       8.9%     11,758     4.00%       14,697      5.00%


                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                       Minimum Capital      Prompt Corrective
                                                     Actual               Requirement       Action Provisions
                                             ---------------------- --------------------- ----------------------
                                               Amount      Ratio     Amount      Ratio      Amount      Ratio
                                             ----------- ---------- ---------- ---------- ----------- ----------
December 31, 2002
  Total capital (to risk weighted assets)
  Bankshares consolidated                     $65,525      13.8%   $ 37,980       8.0%         N/A        N/A
  NBB                                          36,370      13.5%     21,518       8.0%    $ 26,897      10.0%
  BTC                                          25,808      12.8%     16,183       8.0%      20,229      10.0%

  Tier 1 capital (to risk weighted assets)
                                              $60,433      12.7%   $ 18,990       4.0%         N/A        N/A
  Bankshares consolidated                      33,398      12.4%     10,759       4.0%    $ 16,138       6.0%
  NBB                                          23,688      11.7%      8,092       4.0%      12,138       6.0%
  BTC

  Tier 1 capital (to average assets)
                                              $60,433       9.0%   $ 26,791       4.0%         N/A        N/A
  Bankshares consolidated                      33,398       8.9%     14,924       4.0%    $ 18,655       5.0%
  NBB                                          23,688       8.1%     11,632       4.0%      14,541       5.0%
  BTC

Note 13: Condensed Financial Statements of Parent Company
    Financial information pertaining only to Bankshares (Parent) is as follows:

                              Consolidated Balance Sheets
                                                                 December 31,
                                                            2003          2002
                                                         ------------ -------------
Assets            Cash due from subsidiaries                  $  621        $   40
                  Securities available for sale                3,454         2,913
                  Investments in subsidiaries, at equity      76,521        70,298
                  Refundable income taxes due from               111           ---
                  subsidiaries
                  Other assets                                   188            59
                                                              ------        ------
                          Total assets                       $80,784       $73,310
                                                              ======        ======

Liabilities       Other liabilities                             $143          $209
And               Stockholders' equity                        80,641        73,101
Stockholders'                                                 ------        ------
Equity            Total liabilities and
                    stockholders' equity                     $80,784       $73,310
                                                              ======        ======

                         Condensed Statements of Income
                                                                        Years Ended December 31,
                                                                    2003        2002         2001
                                                                 ----------- ------------ ------------
Income        Dividends from Subsidiaries                            $5,377       $3,406       $3,761
------        Interest on securities - taxable                           13           27           12
              Interest on securities - nontaxable                       109           86           91
              Other income                                              616          462          ---
              Securities gains (losses)                                  (1)         319          (13)
                                                                     -------      -------       ------
                                                                      6,114        4,300        3,851

Expenses      Other expenses                                            970          798          207
--------                                                             -------      -------       ------
              Income before income tax benefit (expense) and
               equity in undistributed net income of subsidiaries     5,144        3,502        3,644
              Applicable income tax benefit (expense)                   120           (1)          69
                                                                     -------      -------       ------
              Income before equity in undistributed net income
               of subsidiaries                                        5,264        3,501        3,713
              Equity in undistributed net income of subsidiaries      6,178        6,513        3,601
                                                                     -------      -------       ------
                      Net income                                    $11,442      $10,014       $7,314
                                                                   =========    =========     ========


                       Condensed Statements of Cash Flows
                                                                       Years ended December 31,
                                                                   2003          2002           2001
                                                               ------------- -------------- -------------
Cash Flows      Net income                                         $ 11,442       $ 10,014      $  7,314
From            Adjustments to reconcile net income to net
Operating        cash provided by operating activities:
Expenses             Equity in undistributed net income of
                       subsidiaries                                  (6,178)       (6,513)        (3,601)
                     Amortization of premiums and accretion
                       of discounts, net                                  4             5              5
                     Depreciation expense                                 1           ---            ---

Cash Flows           Securities (gains) losses                            1          (319)            13
from Investing       Net change in refundable income taxes
Activities             due from subsidiaries                           (111)          ---            (18)
                     Net change in other assets                         (18)          (29)             3
                     Net change in other liabilities                    (40)           12            102
                                                                   ---------      --------      ---------
                     Net cash provided by operating
                       activities                                     5,101         3,170          3,818
                                                                   ---------      --------      ---------
                Purchases of securities available for sale           (1,105)         (730)          (777)



                Proceeds from sales of securities available
                  for sale                                              406           827            ---
                Calls of securities available for sale                   73           103             25
                                                                   ---------      --------      ---------
                     Net cash provided by (used in)
                       investing activities                            (626)          200           (752)
                                                                   ---------      --------      ---------
Cash Flows      Cash dividends paid                                  (3,971)       (3,406)        (3,020)
from            Common stock repurchase                                 ---           ---             (8)
Financing       Exercise of stock option                                 77           ---            ---
Activities                                                         ---------      --------      ---------
                Net cash used in financing activities                (3,894)       (3,406)        (3,028)
                                                                   ---------      --------      ---------
                Net change in cash                                      581           (36)            38
                Cash due from subsidiaries at beginning
                  of year                                                40            76             38
                                                                   ---------      --------      ---------
                Cash due from subsidiaries at end of year          $    621       $    40       $     76
                                                                   =========      ========      =========

Note 14: Financial Instruments with Off-Balance Sheet Risk
    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit; standby letters of credit and interest rate locks. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.
    The Company's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company may require collateral or other security to support the following financial instruments with credit risk.

At December 31, 2003, and 2002, financial instruments were outstanding whose contract amounts represent credit risk:


Financial instruments whose contract amounts           December 31,
represent credit risk:                             2003            2002
--------------------------------------------  --------------- ---------------
Commitments to extend credit                      $ 85,903        $ 64,788
Standby letters of credit                            6,557           7,153
Mortgage loans sold with potential recourse         37,171          37,214

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.
    Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit. Some of these commitments are uncollateralized and do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.
    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
    The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2003, the Company originated $37,039 and sold $37,171 to investors, compared to $36,915 originated and $37,214 sold in 2002. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.
    At December 31, 2003, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $633 and loans held for sale of $714. The Company has entered into commitments, on a best-effort basis, to sell loans of approximately $1,084. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.
    The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2003 that exceeded the insurance limits of the Federal Deposit Insurance Corporation was $106.

Note 15: Concentrations of Credit Risk
    The Company does a general banking business, serving the commercial and personal banking needs of its customers. NBB's market area, commonly referred to as Virginia's New River Valley and Mountain Empire, consists of Montgomery, Giles and Pulaski Counties and the cities of Radford and Galax, together with portions of adjacent counties. BTC's market area adjoins NBB's and includes the counties of Tazewell, Wythe, Smyth and Washington in Virginia, as well as contiguous portions of McDowell and Mercer Counties in West Virginia. Substantially all of NBB's and BTC's loans are made within their market area. The ultimate collectibility of the banks' loan portfolios and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area. The Company's operating results are therefore closely correlated with the economic trends within this area.
    At December 31, 2003 and 2002, approximately $203,646 and $201,639, respectively, of the loan portfolio was concentrated in commercial real estate. This represents approximately 50% and 49% of the loan portfolio at December 31, 2003 and 2002, respectively. Included in commercial loans at December 31, 2003 and 2002 was approximately $169,340 and $96,674, respectively, in loans for college housing and professional office buildings. This represents approximately 42% and 24% of the loan portfolio at December 31, 2003 and 2002, respectively. Loans secured by residential real estate were approximately $114,590 and $116,337 at December 31, 2003 and 2002, respectively. This represents approximately 28% of the loan portfolio at December 31, 2003 and 2002. Loans secured by automobiles were approximately $18,219 and $23,526 at December 31, 2003 and 2002, respectively. This represents approximately 4% of the loan portfolio at December 31, 2003 and 6% at December 31, 2002.
    The Company has established operating policies relating to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property and with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower or project based on available financial information. Management considers the concentration of credit risk to be minimal.

Note 16: Fair Value of Financial Instruments and Interest Rate Risk
    The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the fair discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
    The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits.
    The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments: Cash and Due from Banks, Interest-Bearing Deposits, and Federal Funds Sold
    The carrying amounts approximate fair value.
Securities
    The fair values of securities are determined by quoted market prices or dealer quotes. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments adjusted for differences between the quoted instruments and the instruments being valued.

Loans Held for Sale
    Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans
    Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate - commercial, real estate - construction, real estate - mortgage, credit card and other consumer loans. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.
    The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan, as well as estimates for prepayments. The estimate of maturity is based on the Company's historical experience with repayments for loan classification, modified, as required, by an estimate of the effect of economic conditions on lending.
    Fair value for significant nonperforming loans is based on estimated cash flows which are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

Deposits
    The fair value of demand and savings deposits is the amount payable on demand. The fair value of fixed maturity term deposits and certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.

Accrued Interest
    The carrying amounts of accrued interest approximate fair value.

Other Borrowed Funds
    Other borrowed funds, represents treasury tax and loan deposits, and short-term borrowings from the Federal Home Loan Bank. The carrying amount is a reasonable estimate of fair value because the deposits are generally repaid within 120 days from the transaction date.

Commitments to Extend Credit and Standby Letters of Credit
    The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2003 and 2002, and as such, the related fair values have not been estimated.
    The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

                                                            December 31,
                                                  2003                         2002
                                      ----------------------------- ----------------------------
                                        Carrying       Estimated      Carrying      Estimated
                                         Amount       Fair Value       Amount       Fair Value
                                      -------------- -------------- -------------- -------------
Financial assets:
    Cash and due from banks                $ 11,733       $ 11,733       $ 12,316      $ 12,316
    Interest-bearing deposits                36,220         36,220         18,818        18,818
    Federal funds sold                          ---            ---          1,724         1,724
    Securities                              230,154        234,326        219,294       222,921
    Mortgage loans held for sale                714            714            846           846
    Loans, net                              401,428        405,304        404,247       406,844
    Accrued interest receivable               4,610          4,610          4,290         4,290

Financial liabilities:
    Deposits                              $ 625,378      $ 628,415      $ 608,271     $ 611,448
    Other borrowed funds                        135            135            748           748
        Accrued interest payable                489            489            700           700


Note 17: Selected Quarterly Data (Unaudited)
    The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002:

                                                              2003
                                       First            Second         Third         Fourth
                                      Quarter          Quarter        Quarter       Quarter
                                   --------------- --------------- -------------- -------------
Income Statement Data:
Interest income                         $  10,476       $  10,396      $  10,262     $   9,947
Interest expense                            3,478           3,256          2,840         2,678
                                        ---------       ---------      ---------     ---------
Net interest income                         6,998           7,140          7,422         7,269
Provision for loan losses                     440             402            435           414
Noninterest income                          1,369           1,504          1,522         1,791
Noninterest expense                         4,567           4,569          4,704         4,806
Income taxes                                  728             872            894           742
                                        ---------       ---------      ---------     ---------
    Net income                          $   2,632       $   2,801      $   2,911     $   3,098
                                        =========       =========      =========     =========
Per Share Data:
Basic net income per share              $    0.75       $    0.80      $    0.83     $    0.88
Fully diluted net income per share      $    0.75       $    0.79      $    0.82     $    0.88
Cash dividends per share                      ---       $    0.54            ---     $    0.59
Book value per share                    $   21.57       $   22.34      $   22.56     $   22.94

                                                              2002
                                       First           Second          Third         Fourth
                                      Quarter         Quarter         Quarter       Quarter
                                   --------------- --------------- -------------- -------------
Income Statement Data:
Interest income                         $  10,594       $  10,645     $   10,760     $  10,748
Interest expense                            4,266           3,960          3,783         3,755
                                        ---------       ---------      ---------     ---------
Net interest income                         6,328           6,685          6,977         6,993
Provision for loan losses                     646             546            519           540
Noninterest income                          1,369           1,546          1,482         1,315
Noninterest expense                         4,389           4,348          4,380         4,310
Income taxes                                  558             790             848          807
                                        ---------       ---------      ---------     ---------
    Net income                          $   2,104       $   2,547      $   2,712     $   2,651
                                        =========       =========      =========     =========
Per Share Data:
Basic net income per share              $    0.60       $    0.72      $    0.78      $   0.75
Fully diluted net income per share      $    0.60       $    0.72      $    0.78      $   0.75
Cash dividends per share                      ---       $    0.46            ---      $   0.51
Book value per share                    $   19.20       $   19.79      $   20.80      $  20.82

Note 18: Proposed Acquisitions
    On December 24, 2003, the Company's BTC subsidiary entered into an agreement to acquire the loans and assume the deposit liabilities of the Richlands, Virginia branch office of FNB Southeast of Reidsville, North Carolina. BTC received approval for this transaction from its primary regulator, the Federal Reserve Bank, on February 18, 2004. The transaction, which does not include the purchase of fixed assets, is expected to close in the first half of 2004. When it is consummated, the purchase and assumption will add approximately $8.0 million in loans and approximately $18.6 million in deposits. The Company has determined that the transaction does not constitute the acquisition of a business, and therefore will be accounted for under the provisions of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions.
    The Company's NBB subsidiary entered into an agreement with The South Financial Group of Greenville, South Carolina on February 2, 2004. The contract provides that NBB will purchase substantially all of the assets and assume substantially all of the liabilities of The South Financial Group's wholly-owned subsidiary, Community National Bank located in Pulaski, Virginia. This transaction, which is subject to regulatory approval, is planned to close in the first half of 2004. It is expected to add approximately $53.0 million in deposits and approximately $67.8 million in total assets. Any goodwill and intangible assets arising from the transaction will be accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

                          Independent Auditor's Report





To the Board of Directors and Stockholders
National Bankshares, Inc.
Blacksburg, Virginia

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bankshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Yount, Hyde & Barbour, P.C.
Winchester, Virginia
January 21, 2004 (except for Note 18, as to which the date is February 2, 2004)

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None

Item 9A. Controls and  Procedures

    Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
    Disclosure controls and procedures are our controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part III

Item 10.  Directors and Executive Officers of the Registrant

    Information with respect to the directors of Bankshares is set out under the caption "Election of Directors" on pages 2 through 3 of Bankshares' Proxy Statement dated March 15, 2004 which information is incorporated herein by reference.
    The Board of Directors of Bankshares has a standing audit committee made up entirely of independent directors, as that term is defined in the Nasdaq Stock Market Rules. Dr. J. R. Stewart chairs the Audit Committee and its members are Mr. J. A. Deskins, Mr. P. A. Duncan and Dr. J. M. Lewis. Each member of the Audit Committee has extensive business experience; however, the Committee has identified Dr. Lewis as its financial expert, since he has a professional background which involves financial oversight responsibilities. Dr. Lewis currently oversees the preparation of financial statements in his role as President of New River Community College. He previously served as the College's Chief Financial Officer.
    The Company and each of its subsidiaries have adopted Codes of Ethics for directors, officers and employees, specifically including the Chief Executive Officer and Chief Financial Officer of Bankshares. These Codes of Ethics are available on the Company's web site at www.nationalbankshares.com.
     The following is a list of names and ages of all executive officers of Bankshares; their terms of office as officers; the positions and offices within Bankshares held by each officer; and each person's principal occupation or employment during the past five years.
================================================================================
                                                                Year Elected an
     Name           Age       Offices and Positions Held       Officer/Director
--------------------------------------------------------------------------------
James G. Rakes      59   Chairman, President and Chief Executive       1986
                         Officer, National Bankshares, Inc.;
                         President and Chief Executive Officer of
                         The National Bank of Blacksburg since 1983.
                         President and Treasurer of National
                         Bankshares Financial Services, Inc. since
                         2001.
--------------------------------------------------------------------------------
J. Robert Buchanan  52   Treasurer, National Bankshares, Inc.;         1998
                         Executive Vice President, Chief Operating
                         Officer and Secretary of Bank of Tazewell
                         County since 2003; prior thereto Cashier
                         and Senior Vice President/Chief Financial
                         Officer of The National Bank of Blacksburg
                         since 1998.
--------------------------------------------------------------------------------
Marilyn B. Buhyoff  55   Secretary & Counsel, National Bankshares,     1989
                         Inc.; Counsel of the National Bank of
                         Blacksburg since 1989 and prior thereto
                         Senior Vice President/ Administration,
                         since 1992. Secretary of National
                         Bankshares Financial Services, Inc. since
                         2001and Executive Vice President since 2004
--------------------------------------------------------------------------------
F. Brad Denardo     51   Corporate Officer, National Bankshares,       1989
                         Inc.; Executive Vice President/Chief
                         Operating Officer of the National Bank of
                         Blacksburg since 2002; prior thereto
                         Executive Vice President/Loans of The
                         National Bank of Blacksburg since 1989.
================================================================================

Item 11.  Executive Compensation

    The information set forth under "Executive Compensation" on pages 5 through 6 of Bankshares' Proxy Statement dated March 15, 2004 is incorporated herein by reference.

    The following table summarizes information concerning National Bankshares equity compensation plans at December 31, 2003:

                                                                                      Number of Shares
                                                                                    Remaining Available
                                                                                    for Future Issuance
                                        Number of Shares to    Weighted Average        Under Equity
                                          be Issued upon      Exercise Price of     Compensation Plans
                                           Exercise of           Outstanding        (Excluding Shares
                                       Outstanding Options       Options and         Reflected in First
            Plan Category                  and Warrants            Warrants               Column)
--------------------------------------- --------------------- -------------------- ---------------------
Equity compensation plans approved by
 shareholders-1999 Stock Incentive Plan               64,000              $ 30.20               182,000
--------------------------------------- --------------------- -------------------- ---------------------
Equity compensation plans not
 approved by shareholders                                ---                  ---                   ---
--------------------------------------- --------------------- -------------------- ---------------------
Total                                                 64,000              $ 30.20               182,000
--------------------------------------- ===================== ==================== =====================

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

    Certain responses to this Item will be included under the caption "Stock Ownership of Directors and Executive Officers" on pages 1 and 2 of Bankshares' Proxy Statement dated March 15, 2004 for the Annual Meeting of Stockholders to be held April 13, 2004 which was filed on March 15, 2004.

Item 13.  Certain Relationships and Related Transactions

    The information contained under "Certain Transactions With Officers and Directors" on page 14 of Bankshares' Proxy Statement dated March 15, 2004 is incorporated herein by reference.


Item 14. Principal Accounting Fees and Services

    The following fees were paid to Yount, Hyde & Barbour, P.C., Certified Public Accountants & Management Consultants, for services provided to Bankshares for the year ended December 31, 2003. The Audit Committee determined that the provision of non-audit services by Yount, Hyde & Barbour P.C. did not compromise the firm's ability to maintain its independence.

            Principal Accounting Fees and Services

                           2003                    2002
                   ---------------------- ----------------------
                      Fees    Percentage     Fees    Percentage
                   ---------- ----------- ---------- -----------
Audit fees         $53,000          71%   $47,395          58%
Audit-related fees  16,800          23%    19,382          24%
Tax fees             4,550           6%     6,385           8%
All other fees         ---           0%     8,050          10%
                   ---------- ----------- ---------- -----------
                   $74,350         100%   $81,212         100%
                   ========== =========== ========== ===========

        Audit fees: Audit and review services and review of documents filed with the SEC.
        Audit-related fees: Employee benefit plan audits, accounting assistance with proposed acquisitions, and consultation concerning financial accounting and reporting standards.
        Tax fees: Preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.
        All other fees: Information systems network vulnerability testing.

            The Audit Committee of the Board of Directors of Bankshares meets in advance and specifically approves of the provision of all services of Yount, Hyde & Barbour, P.C.

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
 15 (a) Exhibits:
                                                                 Page No. in
Exhibit No.                     Description                   Sequential System
-----------                     -----------                   -----------------
   3(i)      Articles of Incorporation, as amended, of        (incorporated
             National Bankshares, Inc.                        herein by
                                                              reference to
                                                              Exhibit 3(a)of the
                                                              Annual Report on
                                                              Form  10K  for
                                                              Fiscal year ended
                                                              December 31, 1993)

   3(i)      Articles of Amendment to Articles of             Page 62
             Incorporation of National Bankshares, Inc., dated April 8, 2003.

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

   4(i)      Article Four of the Articles of Incorporation   (incorporated
             of  National Bankshares, Inc. included in       herein by reference
             Exhibit No. 3(a)                                to Exhibit 4(b) of
                                                             the Annual Report
                                                             on Form 10K for
                                                             Fiscal year ended
                                                             December 31, 1993)

 10(ii)(B)   Computer software license agreement dated       (incorporated
             June 18, 1990, by and between Information       herein by reference
             Technology, Inc. and The National Bank of       to Exhibit 10(e)
             Blacksburg                                      of the Annual
                                                             Report on Form
                                                             10K for Fiscal year
                                                             ended December 31,
                                                             1992)

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

*10(iii)(A)  Employment Agreement dated January 2002         (incorporated
             between National Bankshares, Inc. and           herein by reference
             James G. Rakes                                  to Exhibit 10(iii)
                                                             (A) of Form 10Q for
                                                             the period ended
                                                             June 30, 2002)

*10(iii)(A)  Employee Lease Agreement dated August 14,       (incorporated
             2002, between National Bankshares, Inc. and     herein by reference
             The National Bank of Blacksburg                 to Exhibit 10 (iii)
                                                             (A) of Form 10Q for
                                                             the period ended
                                                             September 30, 2002)

*10(iii)(A)  Change in Control Agreement dated January 5,    (incorporated
             2003, between National Bankshares, Inc. and     herein by reference
             Marilyn B. Buhyoff                              to Exhibit 10 (iii)
                                                             (A) of Form 10K for
                                                             the period ended
                                                             December 31, 2002)

*10(iii)(A)  Change in Control Agreement dated January 8,    (incorporated
             2003, between National Bankshares, Inc. and     herein by reference
             F. Brad Denardo                                 to Exhibit 10 (iii)
                                                             (A) of Form 10K for
                                                             the period ended
                                                             December 31, 2002)

*10(iii)(A)  Change in Control Agreement dated June 1,       (incorporated
             1998, between Bank of Tazewell County and       herein by reference
             Cameron L.Forester                              to Exhibit 10 (iii)
                                                             (A) of Form 10K for
                                                             the period ended
                                                             December 31, 2002)

   21(i)     Subsidiaries of National Bankshares, Inc.       Page 63

    23       Consent of Yount, Hyde & Barbour, P.C. to       Page 64
             incorporation by reference of independent auditor's report included in this Form 10-K, into registrant's registration statement on
             Form S-8.

   31(i)     Section 906 Certification of Chief Executive    Page 57
             Officer

  31(ii)     Section 906 Certification of Chief Financial    Page 58
             Officer

   32(i)     18 U.S.C. Section 1350 Certification of Chief   Page 60
             Executive Officer

  32(ii)     18 U.S.C. Section 1350 Certification of Chief   Page 60
              Financial Officer

*Indicates a management contract or compensatory plan required to be filed herein.

15 (b) Reports on Form 8-K filed during the last quarter of the period covered by this report:
       On October 17, 2003, the Company filed a report on Form 8-K reporting the issuance of a press release announcing earnings for the third quarter of 2003.



                                   Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATIONAL BANKSHARES, INC.

                              /s/ JAMES G. RAKES
                              -------------------------
                              James G. Rakes
                              Chairman, President & Chief Executive Office
                              (Principal Executive Officer)


                              /s/ J. ROBERT BUCHANAN
                              J. Robert Buchanan
                              Treasurer
                              (Principal Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                                 Date          Title
----                                 ----          -----
/s/ L. A. BOWMAN                  03/11/2004       Director
----------------------            ----------
L. A. Bowman

/s/ J. A. DESKINS, SR.            03/11/2004       Director
-----------------------------     ----------
J. A. Deskins, Sr.

/s/ P. A. DUNCAN                  03/11/2004       Director
----------------------            ----------
P. A. Duncan

/s/ J. M. LEWIS                   03/11/2004       Director
-----------------------------     ----------
J. M. Lewis

/s/ M. G. MILLER                  03/11/2004       Director
----------------------            ----------
M. G. Miller

/s/ W. T. PEERY                   03/11/2004       Director
-----------------------------     ----------
W. T. Peery
                                  03/11/2004       Chairman of the Board
/s/ J. G. RAKES                                    President and Chief Executive
-----------------------------                      Officer - National
J. G. Rakes                                        Bankshares, Inc.


/s/ J. M. SHULER                  03/11/2004       Director
-----------------------------     ----------
J. M. Shuler

/s/ J. R. STEWART                 03/11/2004       Director
----------------------            ----------
J. R. Stewart

                               Index of Exhibits

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

   3(i)       Articles of Amendment to Articles of           Page 62
              Incorporation of National Bankshares, Inc., dated April 8, 2003.

   4(i)       Specimen copy of certificate for National      (incorporated
              Bankshares, Inc. common stock, $2.50 par       herein by reference
              value                                          by Exhibit 4(a) of
                                                             the Annual Report
                                                             on Form 10K for
                                                             fiscal year ended
                                                             December 31, 1993)

   4(i)       Article Fourth of the Articles of              (incorporated
              Incorporation by National Bankshares, Inc.     herein by reference
              included in Exhibit No. 3(a)                   to Exhibit 4(b) of
                                                             the Annual Report
                                                             on Form 10K for
                                                             fiscal year ended
                                                             December 31, 1993)

 10(ii)(B)    Computer software license agreement dated      (incorporated
              June 18, 1990, by and between Information      herein by reference
              Technology, Inc. and The National Bank of      to Exhibit 10(e) of
              Blacksburg                                     the Annual Report
                                                             on Form 10K for
                                                             fiscal year ended
                                                             December 31, 1992)

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

*10(iii)(A)   Employment Agreement dated January 2002        (incorporated
              between  National Bankshares, Inc. and         herein by reference
              James G. Rakes                                 to Exhibit
                                                             10(iii)(A) of Form
                                                             10Q for  the period
                                                             ended June 30,
                                                             2002)

*10(iii)(A)   Employment Lease Agreement dated August 14,    (incorporated
              2002, between National Bankshares, Inc. and    herein by reference
              The National Bank of Blacksburg                to Exhibit
                                                             10(iii)(A) for the
                                                             period ended
                                                             September 30, 2002)

*10(iii)(A)   Change in Control Agreement dated January 5,   (incorporated
              2003, between National Bankshares, Inc. and    herein by reference
              Marilyn B. Buhyoff                             to Exhibit
                                                             10 iii (A) of Form
                                                             10K for the period
                                                             ended December 31,
                                                             2002)

*10(iii)(A)   Change in Control Agreement dated January 8,   (incorporated
              2003, between National Bankshares, Inc. and    herein by reference
              F. Brad Denardo                                to Exhibit 10 iii
                                                             (A) of Form 10K for
                                                             the period ended
                                                             December 31, 2002)

*10(iii)(A)   Change in Control Agreement dated June 1,      (incorporated
              1998, between Bank of Tazewell County and      herein by reference
              Cameron L. Forester                            to Exhibit 10 iii
                                                             (A) of Form 10K for
                                                             the period ended
                                                             December 31, 2002)

   21(i)      Subsidiaries of National Bankshares, Inc.      Page  63

    23        Consent of Yount, Hyde & Barbour, P.C. to      Page  64
              incorporation by reference of independent auditor's report included in this Form 10-K, into registrant's registration statement on
              Form S-8.

   31(i)      Section 906 Certification of Chief             Page 57
              Executive Officer

  31(ii)      Section 906 Certification of Chief             Page 58
              Financial Officer

   32(i)      18 U.S.C. Section 1350 Certification of        Page 60
              Chief Executive Officer

  32(ii)      18 U.S.C. Section 1350 Certification of        Page 60
              Chief Financial Officer

* Indicates a management contract or compensatory plan required to be filed herein.