Form 10-Q
period 2004-03-31
NATIONAL BANKSHARES INC
filed 2004-05-10
CIK 796534

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

                  For the quarterly period ended March 31, 2004


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

Yes  _X_      No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at April 30, 2004
-----------------------------                -----------------------------
Common Stock, $2.50 Par Value                          3,518,252


                         (This report contains 32 pages)

================================================================================

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index
Part I Financial Information                                             Page
----------------------------

Item 1   Financial Statements

         Consolidated Balance Sheets, March 31, 2004 (Unaudited)
          and December 31, 2003                                         3-4

         Consolidated Statements of Income for the Three Months
           Ended March 31, 2004 and 2003 (Unaudited)                    5-6

         Consolidated Statements of Changes in
          Stockholders' Equity, Three Months Ended
          March 31, 2004 and 2003 (Unaudited)                            7

         Consolidated Statements of Cash Flows,
          Three Months Ended March 31, 2004 and 2003 (Unaudited)        8-9

         Notes to Consolidated Financial Statements                    10-14

Item 2   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                15-26

Item 3   Quantitative and Qualitative Disclosures about
          Market Risk                                                    26

Item 4   Controls and Procedures                                         26

Part II  Other Information
--------------------------

Items    Legal Proceedings; Changes in
1 -3       Securities and Use of Proceeds and Issuer Purchases of
           Equity Securities; Defaults Upon Senior Securities            27

Item 4   Submission of Matters to a Vote of
          Security Holders                                               27

Item 5   Other Information                                               27

Item 6   Exhibits and Reports on Form 8-K                                27

Signatures                                                               27
----------

Index to Exhibits                                                      28-29
-----------------

                                     Part I
                              Financial Information
                          Item 1. Financial Statements

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2004 and December 31, 2003

                                                                       (Unaudited)
                                                              March 31,          December 31,
($ In thousands, except share and per share data)               2004                 2003
                                                        =================    ===================
Assets
Cash and due from banks                                          $10,994             $11,733
Interest-bearing deposits                                         15,216              36,220
Securities available for sale                                    141,371             129,300
Securities held to maturity (fair value
 $110,995 in 2004 and $105,026 in 2003)                          105,424             100,854
Mortgage loans held for sale                                         311                 714
Loans:
     Real estate construction loans                               21,802              28,055
     Real estate mortgage loans                                   96,741              87,899
     Commercial and industrial loans                             213,273             208,997
     Loans to individuals                                         81,362              82,742
                                                        -----------------    -------------------
          Total loans                                            413,178             407,693
     Less unearned income and deferred fees                         (864)               (896)
                                                        -----------------    -------------------

          Loans, net of unearned income
           and deferred fees                                     412,314             406,797
     Less: allowance for loan losses                              (5,420)             (5,369)
                                                        -----------------    -------------------
          Loans, net                                             406,894             401,428
                                                        -----------------    -------------------

Bank premises and equipment, net                                  10,166              10,094
Accrued interest receivable                                        5,006               4,610
Other real estate owned, net                                       1,470               1,663
Intangible assets and goodwill, net                                9,720               9,958
Other assets                                                       1,570               1,986
                                                        -----------------  -------------------
          Total assets                                          $708,142            $708,560
                                                        =================   ===================

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits                              $86,827             $83,671
Interest-bearing demand deposits                                 174,371             172,370
Savings deposits                                                  53,811              53,084
Time deposits                                                    304,911             316,253
                                                        -----------------    -------------------
          Total deposits                                         619,920             625,378
                                                        -----------------    -------------------
Other borrowed funds                                                  77                 135
Accrued interest payable                                             471                 489
Other liabilities                                                  2,920               1,917
                                                        -----------------    -------------------
          Total liabilities                                    $ 623,388          $  627,919
                                                        =================    ===================



Stockholders' Equity Preferred stock of no par value.
      Authorized 5,000,000 shares;  none
      issued and outstanding                                         ---                 ---
     Common stock of $2.50 par value.
      Authorized 10,000,000 shares;  issued and
      outstanding 3,515,377 shares in 2004 and
      3,515,377 in 2003                                            8,788               8,788
     Retained earnings                                            73,023              70,063
     Accumulated other comprehensive income, net                   2,943               1,790
                                                         ----------------    -------------------
          Total stockholders' equity                              84,754              80,641
                                                         ----------------    -------------------
          Total liabilities and
           stockholders' equity                                 $708,142            $708,560
                                                         ================    ===================

See accompanying notes to the consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                     March 31,          March 31,
($ In thousands, except share                          2004               2003
and per share data)                           ==================     =================
Interest income:
Interest and fees on loans                               $6,945             $7,654
Interest on interest-bearing deposits                        64                 64
Interest on federal funds sold                              ---                  4
Interest on securities - taxable                          1,445              1,444
Interest on securities - nontaxable                       1,343              1,310
                                              ------------------     -----------------
          Total interest income                           9,797             10,476
                                              ------------------     -----------------

Interest expense:
Interest on time deposits $100,000 or more                  693                833
Interest on other deposits                                1,906              2,644
Interest on borrowed funds                                  ---                  1
                                              ------------------     -----------------
          Total interest expense                          2,599              3,478
                                              ------------------     -----------------
          Net interest income                             7,198              6,998
Provision for loan losses                                   288                440
                                              ------------------     -----------------
          Net interest income after
           provision for loan losses                      6,910              6,558
                                              ------------------     -----------------

Noninterest income:
Service charges on deposit accounts                         675                526
Other service charges and fees                               72                 75
Credit card fees                                            386                346
Trust income                                                509                259
Other income                                                103                172
Realized securities (losses), net                           (6)                 (9)
                                              ------------------     -----------------
          Total noninterest income                        1,739              1,369
                                              ------------------     -----------------

Noninterest expense:
Salaries and employee benefits                            2,518              2,405
Occupancy and furniture and fixtures                        438                434
Data processing and ATM                                     279                252
Credit card processing                                      314                287
Intangibles amortization                                    238                238
Net costs of other real estate owned                         59                  6
Other operating expenses                                    974                945
                                              ------------------     -----------------
          Total noninterest expense                       4,820              4,567
                                              ------------------     -----------------
Income before income tax expense                          3,829              3,360
Income tax expense                                          869                728
                                              ------------------     -----------------
          Net income                                     $2,960             $2,632
                                             ===================     =================


        Net income per share - basic                     $0.84               $0.75
                                              =================    ===================
                               - diluted                  0.84                0.75
                                              =================    ===================
        Weighted average number of common
         shares outstanding    - basic               3,515,377           3,511,377
                                              =================    ===================
                               - diluted             3,542,583           3,527,864
                                              =================    ===================
          Dividends declared per share                    $---                $---
                                              =================    ===================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                     Accumulated
                                                                        Other
($ In thousands, except per              Common       Retained      Comprehensive    Comprehensive
 share data)                              Stock       Earnings         Income           Income         Total
                                       ============ ============== ================ ================ ===========
Balances, December 31, 2002                 $8,778         62,525            1,798              ---     $73,101
Net income                                     ---          2,632              ---            2,632       2,632
Other comprehensive income, net of tax:
  Unrealized losses
   on securities
   available for sale, net
   of income tax $(7)                          ---            ---              ---              (13)        ---
  Reclass adjustment net
   of tax $3                                   ---            ---              ---                6         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive income                     ---            ---               (7)              (7)         (7)
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---            2,625         ---
                                       ============ ============== ================ ================ ===========

Balances, March 31, 2003                    $8,778         65,157            1,791              ---     $75,726
                                       ============ ============== ================ ================ ===========

Balances, December 31, 2003                 $8,788         70,063            1,790              ---     $80,641
Net income                                     ---          2,960              ---            2,960       2,960
Other comprehensive income,
 net of tax
   Unrealized gains on
    securities available for
    sale, net of income tax
    $619                                       ---            ---              ---            1,149         ---
   Reclass adjustment net of
    income tax $2                              ---            ---              ---                4         ---
                                                                                                ----
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive income                     ---            ---            1,153            1,153       1,153
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---           $4,113         ---
                                       ============ ============== ================ ================ ===========

Balances, March 31,2004                     $8,788         73,023            2,943              ---     $84,754
                                       ============ ============== ================ ================ ===========

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                               March 31,          March 31,
($In thousands)                                                                  2004               2003
                                                                          =================== =================
Cash flows from operating activities:
Net income                                                                        $2,960             $2,632
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                       288                440
     Depreciation of bank premises and equipment                                     231                222
     Amortization of intangibles                                                     238                238
     Amortization of premiums and accretion of
     discount, net                                                                   (28)               128
     Losses on sales and calls of securities
     available for sale, net                                                          25                  9
     (Gains) on calls of securities held to maturity                                 (19)               ---
     Losses and writedowns on other real estate owned                                 52                  3
     (Increase) decrease in:
         Mortgage loans held for sale                                                403                109
         Accrued interest receivable                                                (396)              (889)
         Other assets                                                               (205)              (230)
     Increase (decrease) in:
         Accrued interest payable                                                    (18)               (73)
         Other liabilities                                                         1,003                323
                                                                          ------------------- -----------------
          Net cash provided by operating
           activities                                                             $4,534              2,912
                                                                          ------------------- -----------------
Cash flows from investing activities:
Net (increase) in federal funds sold                                                 ---               (405)
Net (increase) decrease in interest-bearing
 deposits                                                                         21,004             (3,603)
Proceeds from calls, principal payments, sales and  maturities of
  securities available for sale                                                    8,330              5,380
Proceeds from calls, principal payments and maturities of
 securities held to maturity                                                       2,983              4,425
Proceeds from sale of securities held to maturity                                    281                ---
Purchases of securities available for sale                                       (18,618)            (8,800)
Purchases of securities held to maturity                                          (7,821)            (9,566)
Purchases of loan participations                                                     ---                (43)
Collections of loan participations                                                     6              1,095
Net (increase) in loans to customers                                              (5,808)            (2,288)
Proceeds from disposal of other real estate owned                                    141                 14
Recoveries on loans charged off                                                       48                127
Purchase of bank premises and equipment                                             (303)              (281)
Proceeds from disposal of bank premises and equipment                                ---                403
                                                                          ------------------- -----------------
          Net cash provided by (used in) investing
           activities                                                               $243            (13,542)
                                                                          ------------------- -----------------




Cash flows from financing activities:
Net increase in other deposits                                                    $5,884             $7,563
Net increase (decrease)in time deposits                                          (11,342)             4,939
Net (decrease)in other borrowed funds                                                (58)              (570)
                                                                           ----------------   ----------------
      Net cash provided by (used in) financing
           activities                                                             (5,516)            11,932
                                                                           ----------------   ----------------
Net increase (decrease) in cash and due from banks                                  (739)             1,302
Cash and due from banks at beginning of period                                    11,733             12,316
                                                                           ----------------   ----------------
Cash and due from banks at end of period                                         $10,994            $13,618
                                                                           ================   ================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                            $2,617             $3,551
                                                                           ================   ================
Cash paid for income taxes                                                          $---               $---
                                                                           ================   ================
Loans charged to the allowance for loan losses                                      $285               $269
                                                                           ================   ================
Loans transferred to other real estate owned                                        $---               $231
                                                                           ================   ================
Unrealized gains (losses)on securities available for sale                         $1,774               $(11)
                                                                           ================   ================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 2004
                                   (Unaudited)

Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB), Bank of Tazewell County (BTC) and National Bankshares Financial Services, Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 2003 Form 10-K.

Note (2) Stock-Based Compensation

        At March 31, 2004, the Company had a stock-based employee compensation plan, which is described more fully in the Company's Form 10-K dated December 31, 2003. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Three months ended March
                                                                 31,
($ In thousands, except per share data)                  2004           2003
---------------------------------------------------- -------------- ------------
Net income, as reported                                  $2,960        $2,632
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards                                            (25)          (15)
                                                     -------------- ------------
Pro forma net income                                     $2,935        $2,617
                                                     -------------- ------------
Earnings per share:
---------------------------------------------------- -------------- ------------
    Basic-as reported                                     $0.84         $0.75
                                                     -------------- ------------
    Basic-pro forma                                       $0.83         $0.75
                                                     -------------- ------------
    Diluted-as reported                                   $0.84         $0.75
---------------------------------------------------- -------------- ------------
    Diluted-pro forma                                     $0.83         $0.74
---------------------------------------------------- -------------- ------------


        There were no stock options granted, forfeited, or exercised in the first quarter of 2004.

Note (3)     Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                              For the periods ended
                                                             March 31,              December 31,
                                                        2004           2003            2003
                                                  ============== ============== =================
($In thousands, except for % data)
Balance at beginning of period                           $5,369         $5,092            $5,092
Provision for loan losses                                   288            440             1,691
Loans charged off                                          (285)          (269)           (1,660)
Recoveries                                                   48            127               246
                                                  -------------- -------------- -----------------
Balance at the end of period                             $5,420         $5,390            $5,369
                                                  ============== ============== =================
Ratio of allowance for loan losses to the end
of period loans net of unearned income and
deferred fees                                             1.31%          1.31%             1.32%
                                                  ============== ============== =================
Ratio of net charge-offs (recoveries) to
average loans, net of unearned income and
deferred fees(1)                                           .23%           .14%              .34%
                                                  ============== ============== =================
Ratio of allowance for loan losses to
nonperforming loans(2)                                1,672.84%      3,934.31%         1,516.67%
                                                  ============== ============== =================

(1)     Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                                               March 31,           December 31,
                                                           2004         2003           2003
                                                     ============= ============ ================
($In thousands, except % data)
Nonperforming Assets:
Nonaccrual loans                                             $324         $137             $354
Restructured loans                                            ---          ---              ---
                                                     ------------- ------------ ----------------
     Total nonperforming loans                                324          137              354
Foreclosed property                                         1,470          751            1,663
                                                     ------------- ------------ ----------------
     Total nonperforming assets                            $1,794         $888           $2,017
                                                     ============= ============ ================
Ratio of nonperforming assets to loans, net of
 unearned income and deferred fees, plus other real
 estate owned                                                .43%         .22%             .49%
                                                     ============= ============ ================

                                                     March 31,           December 31,
                                                2004         2003           2003
                                            ============= ============ ===============
Accruing Loans Past Due 90 Days or More
 Past due 90 days or more and
  still accruing                                  $1,085         $903            $931
                                            ============= ============ ===============
 Ratio of loans past due 90 days or
  more and still accruing to loans, net
  of unearned income and deferred fees              .26%         .22%            .23%
                                            ============= ============ ===============
 Impaired Loans:
 Total impaired loans                               $763         $133            $871
                                            ============= ============ ===============
 Impaired loans with a
  valuation allowance                               $236          $93            $506
 Valuation allowance                                 (86)         (33)           (135)
                                            ------------- ------------ ---------------
 Impaired loans net of allowance                    $150          $60            $371
                                            ============= ============ ===============
 Impaired loans with no
  valuation allowance                               $527          $40            $365
                                            ============= ============ ===============
 Average recorded investment
  in impaired loans                                 $817         $120            $353
                                            ============= ============ ===============
 Income recognized on impaired
  loans                                               $8           $1             $66
                                            ============= ============ ===============
 Amount of income recognized
  on a cash basis                                    ---          ---             ---
                                            ============= ============ ===============


Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at March 31, 2004 were $1.

Note (4) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of March 31, 2004 are as follows:

                                                              March 31, 2004

                                                         Gross             Gross
                                     Amortized         Unrealized        Unrealized           Fair
($ In thousands)                       Costs             Gains             Losses            Values
                                  ----------------- ----------------- ----------------- ------------------
Available for sale:
  U.S. Treasury                             $4,293              $120              $---             $4,413
  U.S. Government agencies and
     corporations                            3,746                 5               ---              3,751
  State and political
     subdivisions                           80,248             3,544                75             83,717
  Mortgage-backed
     securities                             11,589               389               ---             11,978
  Corporate debt
     securities                             32,928             1,060               109             33,879
  Federal Reserve Bank stock-
     restricted                                209               ---               ---                209
  Federal Home Loan
     Bank stock-restricted                   1,552               ---               ---              1,552
  Other securities                           1,729               143               ---              1,872
                                  ----------------- ----------------- ----------------- ------------------
     Total securities
     available for sale                   $136,294            $5,261              $184           $141,371
                                  ================= ================= ================= ==================

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of March 31, 2004 are as follows:

                                                                    March 31, 2004

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ In thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Held to Maturity:
  U.S. Government agencies and
     corporations                                $10,977              $137                $8            $11,106
  State and political
     subdivisions                                 55,902             3,031                18             58,915
  Mortgage-backed
     securities                                    4,614               205                 4              4,815
  Corporate securities                            33,931             2,355               127             36,159
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
         held to maturity                       $105,424            $5,728              $157           $110,995
                                        ================= ================= ================= ==================

Note (5) Recent Accounting Pronouncements
        None to date.

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost

Three months ended March 31
($ in Thousands)
                                Pension Benefits

                                                    2004       2003
                                               ---------- ---------
Service cost                                       $ 124      $ 107
Interest cost                                        134        125
Expected return on plan assets                      (125)      (105)
Amortization of prior service cost                     2          2
Recognized net actuarial loss                         30         28
Amortization of transition cost                       (3)        (3)
                                               ---------- ----------
Net periodic benefit cost                          $ 163      $ 154
                                               ========== ==========

Employer Contributions

        Bankshares previously disclosed in its financial statements for the year ended December 31, 2003, an estimated minimum contribution of $623 to its pension plan in 2004. That estimate has since been revised because of recent legislation affecting defined benefit plans, and Bankshares now expects to contribute $522 to the pension plan for 2004. As of March 31, 2004, no contribution had yet been made. Bankshares anticipates making all required contributions prior to the end of 2004.

Note (7) Acquisitions
        On December 24, 2003, the Company's BTC subsidiary entered into an agreement to acquire the loans and assume the deposit liabilities of the Richlands, Virginia branch office of FNB Southeast of Reidsville, North Carolina. BTC received approval for this transaction from its primary regulator, the Federal Reserve Bank on February 18, 2004. The transaction, which does not include the purchase of fixed assets, is expected to close in the second quarter of 2004. The purchase and assumption will add approximately $7.2 million in loans and approximately $15.0 million in deposits. The Company has determined that the transaction does not constitute the acquisition of a business, and therefore will be accounted for under the provisions of SFAS No. 147, Acquisitions of Certain Financial Institutions.
        The Company's NBB subsidiary entered into an agreement with The South Financial Group of Greenville, South Carolina on February 2, 2004. The contract provides that NBB will purchase substantially all of the assets and assume all of the liabilities of The South Financial Group's wholly-owned subsidiary, Community National Bank located in Pulaski, Virginia. This transaction, which is subject to regulatory approval, is planned to close in the first half of 2004. It is expected to add approximately $56.0 million in deposits and approximately $67.8 million in total assets. Any goodwill and intangible assets arising from the transaction will be accounted for under the provisions of SFAS No. 142 Goodwill and other Intangible Assets.

                   National Bankshares, Inc. and Subsidiaries
                      (In thousands, except per share data)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The purpose of this discussion is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Reference should be made to the financial statements and other information included in this report as well as the 2003 Annual Report on Form 10-K for an understanding of the following discussion and analysis.
        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

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

Allowance for Loan Losses

        The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
        Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors, whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

Core deposit intangibles

        Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged and amortized over its estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.
        In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows and to the impairment recognition and measurement provisions required for other long-lived assets held and used. The Company has determined that the acquisitions that generated the intangible assets and goodwill on the consolidated balance sheets in the amount of $9,720 and $9,958 at March 31, 2004 and December 31, 2003, respectively, did not constitute the acquisition of a business, and therefore will continue to be amortized.


Overview

     National Bankshares, Inc. (NBI) is a financial holding company located in Southwest Virginia. It conducts operations primarily through two full-service banking affiliates, the National Bank of Blacksburg and Bank of Tazewell County. It also has one nonbanking affiliate, National Bankshares Financial Services, Inc., which offers investment and insurance products. Net income derived from the nonbanking affiliate is not significant at this time or for the foreseeable future. Management characterizes NBI as a "community bank" operation.

Performance Summary

     The following table shows NBI's key performance ratios for the period ended March 31, 2004 and December 31, 2003 and 2002:

                                        March 31, 2004     December 31, 2003     December 31, 2002
------------------------------------ -------------------- -------------------- ----------------------
Return on average assets                           1.68%                1.64%                  1.53%
------------------------------------ -------------------- -------------------- ----------------------
Return on average equity                          14.29%               14.77%                 14.33%
------------------------------------ -------------------- -------------------- ----------------------
Net interest margin (1)                            4.77%                4.82%                  4.74%
------------------------------------ -------------------- -------------------- ----------------------
Noninterest margin (2)                             1.74%                1.81%                  1.84%
------------------------------------ -------------------- -------------------- ----------------------
Basic net earnings per share                       $0.84                $3.26                  $2.85
------------------------------------ -------------------- -------------------- ----------------------
Fully diluted net earnings per share               $0.84                $3.24                  $2.85
------------------------------------ -------------------- -------------------- ----------------------

(1) Net Interest Margin - Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2) Noninterest Margin - Noninterest income (including securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

     Earnings for the first quarter of 2004 were $2,960 up $328 from the same period in 2003.
        As illustrated in the above table, the return on average assets continues to show gradual improvement.
        The return on average equity has declined in part because of an increase of capital due to earnings. Since the Company pays semi-annual dividends, capital builds in the first and third quarters, which reduces the return on average equity. In the second and fourth quarters the payout of capital for dividends has a positive effect. Unrealized gains and losses on securities available for sale, which can fluctuate by a substantial amount, can also affect the return on average equity.
     The interest margin and noninterest margin have remained relatively stable. Bank earnings per share were $0.84 for the period ending March 31, 2004 and
$0.75 for the period ending March 31, 2003.
     Overall profitability indicators remain stable or improving. Management believes that the current trend will continue in the short term, providing that interest rates remain stable. Rising interest rates may have an adverse affect on profitability in the short to intermediate term. (See the discussion on "Net Interest Income" for more information)

Growth

The following table shows NBI's key growth indicators:

                  March 31, 2004       December 31, 2003    December 31, 2002
------------- ---------------------- --------------------- ---------------------
Securities          $246,795               $230,154              $219,294
------------- ---------------------- --------------------- ---------------------
Loans, net           406,894                401,428               404,247
------------- ---------------------- --------------------- ---------------------
Deposits             619,920                625,378               608,271
------------- ---------------------- --------------------- ---------------------
Total assets         708,142                708,560               684,935
------------- ---------------------- --------------------- ---------------------

     Bank-owned securities have increased by $16,641 in the first quarter of 2004. Of that growth, $12,071 was in securities available-for-sale. The remainder is in the securities held-to-maturity category.
     Loans net of unearned income increased by $5,517 in the first quarter of 2004. There is continued growth in real estate and commercial loans, with declines continuing in loans to individuals. (See the discussion on "Net Interest Income" for more details.)
    Deposits declined in the first quarter of 2004 by $5,458. While some categories showed increases, time deposits fell by $11,342 and accounted for the bulk of the net decrease. This decline was the result of the Company taking a less aggressive position in bidding on large time deposits.
    Total assets declined slightly in the first quarter of 2004 because of the decline in deposits. Looking forward in 2004, the Company anticipates concluding two acquisitions. The net results of this activity will be increases in all of the categories discussed above. See the comments in "Acquisitions" for further information.

Asset Quality

        Key asset quality indicators are shown below:

                                      March 31, 2004     December 31,2003   December 31, 2002
---------------------------------- ------------------- ------------------- -------------------
Nonperforming loans                       $ 324               $ 354               $ 288
---------------------------------- ------------------- ------------------- -------------------
Loans past due over 90 days               1,085                 931                 977
---------------------------------- ------------------- ------------------- -------------------
Other real estate owned                   1,470               1,663                 537
---------------------------------- ------------------- ------------------- -------------------
Allowance for loan losses to loans        1.31%               1.32%               1.24%
---------------------------------- ------------------- ------------------- -------------------
Net charge-off ratio                       .23%                .34%                .35%
---------------------------------- ------------------- ------------------- -------------------

        During 2003 the Company's BTC affiliate experienced a decline in asset quality. The result to date has been an increased level of foreclosed properties, as shown in the above table. Management has recognized the problem. Efforts specifically designed to focus on problem loans and to work intensively with delinquent borrowers have been undertaken. When these efforts are unsuccessful, management is moving more quickly to liquidate loan collateral and to institute legal collection activities. As the issues are resolved, it is expected that the number of foreclosed properties will increase before it eventually declines.
        To date the net charge-off rate has remained stable. Loans past due ninety days or more were $1,085 at March 31,2004, slightly higher than the $931 at December 2003 and the $977 at December 31,2002.

Net Interest Income

        Net interest income for the period ended March 31, 2004 was $7,198, an increase of $200 or 2.86%. The net yield on earning assets was 4.77% for the period ended March 31,2004 and 2003.
        The following table shows the first quarter-to-date average balances for interest-earning assets, interest-bearing liabilities and the related yields and costs.

                                    March 31,2004            March 31,2003
                                 --------------------- -- -------------------- -
                                   Average    Yield Cost    Average    Yield
                                   Balance                  Balance      Cost
                                 ------------ ----------- ------------ ---------
                                 ------------ ----------- ------------ ---------
Loans, net (1)                     $ 408,929      6.86 %    $ 407,318    7.65 %
Taxable securities                   108,667      5.35 %      101,344    5.78 %
Nontaxable securities (1)            126,778      6.56 %      121,814    6.63 %
Federal funds sold                       ---                    1,558    1.04 %
Interest-bearing deposits             27,027      0.95 %       23,014    1.13 %
                                 ------------ ----------- ------------ ---------
Total interest-earning assets      $ 671,401      6.32 %    $ 655,048    6.92 %
                                 ============ =========== ============ =========
Interest-bearing demand deposits   $ 171,193      0.86 %    $ 165,206    1.15 %
Savings deposits                      53,367      0.41 %       49,664    0.85 %
Time deposits                        315,612      2.78 %      321,806    3.66 %
Short-term borrowings                    135      0.89 %          239    1.70 %
                                 ------------ ----------- ------------ ---------
Total interest-bearing
  liabilities                      $ 540,307      1.93 %    $ 536,915    2.62 %
                                 ============ =========== ============ =========
Net interest spread                               4.39 %                 4.30 %
                                 ============ =========== ============ =========
Net interest margin (2)                           4.77 %                 4.77 %
                                 ============ =========== ============ =========

(1)     Yield is on a tax equivalent basis using 35% as the federal tax rate.
(2) The net interest margin consists of annualized net interest income on a fully tax equivalent basis divided by average earning assets.

        During the past two years the Company has benefited from a relatively long period of low interest rates, which has no recent precedent. The trend continued into the first quarter of 2004. Predictions as to the timing and extent of higher interest rates vary with the source. Many agree that rates will continue to be held at low levels until the recovering economy begins to create more employment opportunities. Others predict that interest rates could begin to edge upward as soon as the second quarter of 2004. In the end, the timing, amount and number of rate increases, if any, remains largely unknown. Most predictions, however, indicate that rates will move higher.
        The past trend, still in place, translates into a continuing decline in yields on interest-earning assets and funding costs. This trend is not sustainable for two reasons. First, if interest rates were to continue to decline, it is management's belief that "floors" for asset yields and funding costs would appear, negating or slowing further decreases, except for higher priced instruments, which would eventually re-price or mature. Second, management believes that a rising interest rate scenario is more likely. Again the timing, amount and number of increases is largely a matter of speculation.
        Rising interest rates generally are not initially conducive to good performance for the Company because it is liability sensitive. In other words, its interest-bearing liabilities re-price faster than its interest-earning assets. Interest expense under this scenario grows at a faster rate than interest income and adversely affects profitability. This pattern is observable in most banks to varying degrees.

        The general impact of a rising interest rate scenario on the Company's balance sheet follows.

        Federal Funds sold and Interest-bearing deposits - These are overnight funds used primarily for liquidity purposes. They mature daily and, accordingly, interest rates change daily, which is advantageous in a period of rising interest rates. However these funds yield low interest, making other investments more attractive from an earnings standpoint.

        Securities available for sale - This category provides a higher level of earnings than overnight funds and can under certain circumstances be a source of liquidity and also demonstrate the ability to re-price. While these securities technically can be sold to provide liquidity and for interest rate sensitivity purposes, temporary declines in fair market value due to rising interest rates may make it unprofitable to sell the securities. In addition, embedded call features may not be activated during periods of high rates, leaving the Company with a "hold" or "sell" decision. See page 26 of the Company's 2003 Form 10-K for re-pricing data, and see also the infomation in this report under "Interest Rate Sensitivity".

        Securities held to maturity - This category due to its nature is not necessarily structured to be a source of liquidity or to moderate interest rate sensitivity. These securities must be held to maturity except under the most extenuating circumstances. In a rising rate environment, the difference in the amount of interest-income earned and cost to fund the securities decreases. In other words net interest income from these investments declines. Embedded call features may not be activated during periods of high rates. The Company then only has the option to hold the securities until maturity. See the Company's 2003 Form 10-K for re-pricing data, and see also "Interest Rate Sensitivity" in this report.

        Mortgage loans held for sale - This category is primarily driven by volume. In periods of low interest rates, mortgage refinancing activity and home sales tend to accelerate and generate higher revenue levels than are experienced in times of high interest rates. In the last two years re-financing activity has been significant. Recently, however, despite the continuing low rate environment, activity has declined. This may signal the end to what many have characterized as a refinancing boom.

        Loans - While low rate environments are more conducive to loan production than periods of extremely high interest rates, interest rates that are unusually low are a sign of a weak or a recovering economy. Ideal volumes may in fact be achieved in a more robust economy in which more moderate rate levels exist. If the economy continues to recover as forecast, higher loan volumes would have a positive impact on net interest income.
        Of particular concern is the area of loans to individuals, which has been in a downward trend for several quarters. Management believes the decline is due to several reasons. o General economic conditions and the lack of employment in portions of the Company's market area. o A decline in consumer requests for new car financing because of special incentives offered by automobile companies.
o Consumers' use of credit cards and home equity lines with higher credit limits. o Consumers taking advantage of low mortgage rates to refinance home mortgages to obtain funds that might otherwise have been borrowed through a consumer loan.
        A reversal of this trend may occur to some extent as economic conditions change and higher interest rates make mortgage refinancing less appealing. However, management believes that the automotive related financing offers and competition from the credit card sector will remain. Since loans to individuals are generally higher yielding, this trend will not have a favorable effect on net interest income.

Interest Expense

        During periods of rising interest rates interest-bearing demand deposits, and to a lesser degree savings deposits, migrate to higher rate, longer-term time deposits. Generally, as rates climb, more migration occurs. Given their re-pricing characteristics, interest-bearing demand deposits readily respond to any interest rate movement. In other words, increases or decreases in interest expense can occur quite quickly.
        With a definite bias towards higher interest rates in the future, it is expected that the net interest margin will decline, at least temporarily, in response to rising interest rates. As previous stated, the ultimate impact of rising interest rates is dependent upon the number of rate increases, the amount of such and the level to which they ultimately rise.

Provision and Allowance for Loan Losses

        The provision for loan losses for the period ended March 31, 2004 was $288 a decrease of $152 from March 31, 2003.
        Nonperforming assets at March 31, 2004 were $1,794 and $2,017 at December 31, 2003. Of the nonperforming assets outstanding at March 31, 2004, $324 were nonaccrual loans and $1,470 foreclosed properties.
        During 2003, the Company's BTC affiliate experienced a decline in asset quality. The result to date has been an increase in the amount of foreclosed properties (See footnote 3) and higher levels of bad debt expense. Of the $288 provision for loan loss, $284 was associated with the Company's BTC affiliate.
        Efforts specifically designed to focus on and work intensively with delinquent borrowers have been undertaken. When these efforts have been unsuccessful, other more stringent legal collection measures and foreclosures have been initiated.
        Depending on the type of property and/or the circumstances surrounding a particular credit, the time to deal with each situation may vary widely. Hence, management cannot predict with any degree of certainty at what point in the future problems associated with these credits will be resolved. Based on current information, management believes that the volume of problem credits are at or near their peak.
        Loans ninety days past due and still accruing were $1,085 at March 31, 2004 and $931 at December 31, 2003.
        The ratio of the allowance for loan losses to loans net of unearned income and deferred fees was 1.31% at March 31, 2004, which compares to 1.32% at December 31, 2003.
        The annualized ratio of net charge-off to loans net of unearned income was .23% at March 31, 2004 and .34% at December 31, 2003.

Noninterest Income

                                         March 31, 2004          March 31, 2003           March 31, 2002
----------------------------------- ----------------------- ------------------------ ---------------------------
Service charges on deposits                  $675                    $526                       $535
----------------------------------- ----------------------- ------------------------ ---------------------------
Other service charges and fees                 72                      75                        55
----------------------------------- ----------------------- ------------------------ ---------------------------
Credit card fees                              386                     346                       305
----------------------------------- ----------------------- ------------------------ ---------------------------
Trust fees                                    509                     259                       239
----------------------------------- ----------------------- ------------------------ ---------------------------
Other income                                  103                     172                       255
----------------------------------- ----------------------- ------------------------ ---------------------------
Realized securities gains/losses               (6)                     (9)                      (20)
----------------------------------- ----------------------- ------------------------ ---------------------------

        Noninterest income is comprised of several categories. Following is a description of each, as well as the factors that influence each.

        Service charges on deposit accounts consist of a variety of charges imposed on demand deposits, interest-bearing deposits and savings deposit accounts. These include, but are not limited to, the following:
        o Demand deposit monthly activity fees
        o Service charges for checks for which there are non-sufficient funds or overdraft charges
        o ATM transaction fees
The principal factors affecting current or future income are:
        o Internally generated growth
        o Acquisitions of other banks/branches or de novo branches
        o Adjustments to service charge structures
        In 2003, the Company made certain changes to its service charge structure. These changes were not in effect in the first quarter of 2003. Of the $149 improvement in service charge income for the first quarter of 2004, approximately $80 is attributable to the service charge changes. The remainder of the increase was due to volume, combined with routine charge-offs. Revenues are expected to continue to grow if for no other reason than the two pending acquisitions. (See the comments under "Acquisitions.")

        Other service charges and fees consist of several categories. The primary categories are listed below. o Fees for the issuance of official checks
        o Safe deposit box rent
        o Income from the sale of customer checks
        o Income from the sale of credit life and accident and health insurance Levels of income derived from these categories vary. Fees for the issuance of official checks and customer check sales tend to grow as the existing franchise grows and as new offices are added. Fee schedules, while subject to change, generally do not alone yield a significant or discernable increase in income when they change. The most significant growth in safe deposit box rent also comes with an expansion of offices. Safe deposit box fee schedules, which are already at competitive levels, are occasionally adjusted. Income derived from the sale of credit life insurance and accident and health insurance varies with loan volumes.

Credit card fees consist of three types of revenues as follows.
        o Credit card transaction fees
        o Debit card transaction fees
        o Merchant fees
In all three cases volume is critical to growth in income. For debit and credit cards the number of accounts, whether obtained from internal growth or by acquisition, is the key factor. Merchant fees also depend on the number of merchants in the Company's program, as well as the type of business and the level of transaction discounts associated with them.

       Trust income is somewhat dependent upon market conditions and the number of estate accounts being handled at any given point in time. Financial market conditions, which affect the value of trust assets managed, can vary, leading to fluctuations in the related income. Over the past few years and into 2004, the financial markets have experienced a significant degree of volatility. Income from estates is also unpredictable, as the number of estates in any given time frame is impossible to predict.
       Of the $250 increase, approximately $185 was attributable to income from the settlement of estates. Given the unpredictable nature of this business, this increase is probably best characterized as nonrecurring. Improvement in market conditions accounts for the majority of the remaining increase.

       The other income category is used for types of income that cannot be classified with other forms of noninterest income. The category includes such things as:
        o Net gains on the sale of fixed assets

        o Rent on foreclosed property
        o Income from cash value life insurance
        o Other infrequent or minor forms of income o
        o Revenue from investment and insurance sales
Given the nature of the items included in this category, it is difficult to determine trends or patterns. Items warranting discussion are usually non-recurring in nature.
        Other income for the first quarter of 2004 was down $69 when compared to the first quarter of 2003. Two items unique to 2003 accounted for a large part of the decrease. The first was a $40 rebate received by an affiliate bank from a vendor. The second was a dividend paid to the Company's financial services affiliate.

Net realized losses on securities at March 31, 2004 were $(6).

Noninterest Expense
                                     March 31, 2004           March 31, 2003              March 31, 2002
----------------------------- --------------------------- -------------------------- ---------------------------
Salaries and employee
benefits                                $2,518                     $2,405                      $2,227
----------------------------- --------------------------- -------------------------- ---------------------------
Occupancy and furniture and
fixtures                                   438                        434                         397
----------------------------- --------------------------- -------------------------- ---------------------------
Data processing and ATM                    279                        252                         284
----------------------------- --------------------------- -------------------------- ---------------------------
Credit card processing                     314                        287                         257
----------------------------- --------------------------- -------------------------- ---------------------------
Intangibles and goodwill
amortization                               238                        238                         238
----------------------------- --------------------------- -------------------------- ---------------------------
Net costs of other real
estate owned                                59                          6                          84
----------------------------- --------------------------- -------------------------- ---------------------------
Other operating expenses                   974                        945                         902
----------------------------- --------------------------- -------------------------- ---------------------------

       Noninterest expense includes several categories. Following is a brief description of the factors that affect each.

       In addition to employee salaries, the salaries and benefits expense category includes the costs of employment taxes and employee fringe benefits. Certain of these are:
        o Health insurance
        o Employee life insurance
        o Dental insurance
        o Executive compensation plans (1)
        o Pension plans (1)
        o Employee stock option plan (1)
        o Employer FICA
        o Unemployment taxes

(1) See the 2003 Form 10-K and the Proxy Statement for the 2004 Annual Stockholders meeting for further information

        For the first quarter of 2004, salary and benefits expense was up $113. Routine salary increases and health insurance cost increases contributed to the rise. It should also be noted that the Company had 248.5 full equivalent employees at March 31,2004, an increase of 3.5 from March 31, 2003.
        Of more significance is the pending acquisition of deposits and loans at the Company's BTC affiliate in the second quarter of 2004 and the planned acquisition of another bank which is expected to be an additional branch of NBB (regulatory approval pending) later in 2004. Management has not quantified the amount of any increases in salaries and benefits due to these transactions, however, it is anticipated that, because of the size of the transactions, the increase will be significant.

        Occupancy costs include such items as depreciation expense, maintenance of the properties, repairs and real estate taxes.
        This category is most greatly affected by new property acquisitions resulting from mergers, branch purchases or construction of new branch facilities. Conversely, expense can be lowered by branch office consolidations or closures, which though infrequent, have occurred. On occasion repairs and other expense items can rise to significant levels, though not frequently. This category increased a nominal $4 when the first quarters of 2004 and 2003 are compared.

        The Company maintains its own data processing facility and has ATM's at twenty of the branch offices of its subsidiary banks. Costs to operate these are reflected in this category and include depreciation, maintenance, communication lines and certain supplies.
        Data processing costs were up $27 when the first quarters of 2004 and 2003 are compared. While these cost increases are nominal, larger increases are expected with the completion of the two previously mentioned acquisitions. The first purchase and assumption transaction is quite small and is not expected to greatly impact data processing and ATM expense. The second acquisition involves the purchase of an existing bank and the assumption of its existing data processing contract, which will remain in force until mid 2005. While the contract terminates in mid 2005, no substantial decreases in processing costs are expected. Rather the Company is expected to surpass certain volume thresholds with its current provider, which will trigger increases. The exact costs associated with these events are difficult to predict at this time.

        Credit card processing includes costs associated with the processing of credit cards, debit cards and merchant transactions. These expenses are related to credit card income previously discussed in the "Noninterest Income" section, and the comments in that section are applicable.

        Intangibles expense is expected to increase in 2004 due to the acquisitions that have been mentioned. Approximately $6.8 million in goodwill and $1.2 million in core deposit intangibles are expected to arise from this transaction. Approximately $764 in core deposit intangibles is expected to arise from the acquisition of deposits in a separate transaction in the second quarter of 2004. While goodwill is not required to be amortized, it is subject to periodic impairment testing. Core deposit intangibles are amortized and will increase expense in 2004 and following years.

        At March 31, 2004 the net cost of other real estate owned was $59. Of that amount, approximately $47 was losses on disposal of foreclosed properties and $5 is write-downs. Given the historically high number and value of these properties, more losses are possible. The costs were $178, $145 and $125 in 2003, 2002 and 2001, respectively. Expense has risen steadily for the past three years. The March 31, 2004 costs are not necessarily indicative of the full year for 2004. Other real estate owned at March 31, 2004 was $1,470, which compares to $1,663 at December 31, 2003 and $537 at December 31, 2002. Given the relatively high level of foreclosures, it is likely that higher costs will continue for 2004, possibly into 2005.

        Other operating expenses include all other forms of expense not classified elsewhere in the Company's statement of income. Included in this category are such items as stationery and supplies, franchise taxes, contributions, telephone, postage and other operating costs.
        Many of the expenses included in this category are relatively stable or increase with inflation moderately from year-to-year. However, there are some items included in the category, such as other losses and charge-offs and repossession expense, which can vary from time to time. While many of the items in this category have identifiable trends, others may have frequent nonrecurring items or items that occur at no particular frequency.
        Overall cost for this category increased 3.07%, when the periods ending March 31,2004 and March 31,2003 are compared.

Income Taxes

        In 2003 the Company moved from the 34% tax rate to 35%. In addition to the actual taxes paid, this change affected other areas including the book tax provision, deferred taxes and tax equivalency calculations.

Balance Sheet

        Year-to-date daily averages for the major balance sheet categories are as follows:

Assets                                  March 31, 2004       December 31, 2003
------------------------------------ ---------------------- --------------------
Federal funds sold                              $ ---                $ 1,320
Interest-bearing deposits                      27,027                 21,958
Securities available for sale                 137,028                125,042
Securities held to maturity                   103,494                103,962
Mortgage loans held for sale                      361                  1,159
Real estate construction loans                 22,660                 29,575
Real estate mortgage loans                     92,171                 84,363
Commercial and industrial loans               211,740                207,855
Loans to individuals                           82,856                 90,365
Total Assets                                $ 710,067              $ 697,012

Liabilities and stockholders equity
-----------------------------------
Noninterest-bearing demand deposits           $83,483                $79,760
Interest-bearing demand deposits              171,193                167,428
Savings deposits                               53,367                 51,646
Time deposits                                 315,612                317,989
Other borrowings                                  135                    194
Shareholders' equity                          $83,288                $77,486


The mix of loan categories at March 31, 2004 and December 31, 2003 are shown in the following table.
                                    March 31, 2004       December 31, 2003
-------------------------------- -------------------- ----------------------
Construction loans (1)                       $21,802                $28,055
-------------------------------- -------------------- ----------------------
Real estate loans                             96,741                 87,899
-------------------------------- -------------------- ----------------------
Commercial and industrial loans              213,273                208,997
-------------------------------- -------------------- ----------------------
Loans to individuals                          81,362                 82,742
-------------------------------- -------------------- ----------------------

(1) All categories shown reflect gross loans at period-end.

        Securities available for sale increased by $12,071 from December 31, 2003, while securities held to maturity declined slightly.
        As shown in the statement of cash flow, $281 in securities held to maturity were sold. This represents the sale of one issue and was prompted by credit quality concerns.
        The volume of mortgage loans held for sale is directly related to interest rate levels. Activity generally peaks during periods of low interest rates, declining as interest rates rise. Period-end balances are not indicative of volume, as loans are constantly being originated and sold. The balance shown at period-end reflects only loans held by NBB for which there are purchase commitments from investors, but which have not yet been funded. At March 31, 2004 there were approximately $2.9 million in commitments to extend mortgage loans outstanding.
        Construction loans were $21,802 at March 31, 2004 and $28,055 at December 31, 2003, a decrease of $6,253. This category tends to fluctuate because of demand and with the seasons. Demand may vary because of economic conditions. Completion of construction projects generally occurs within one year, at which time permanent financing through one of the Company's banking affiliates or another lender is obtained. Loans for which the Company retains permanent financing move into the commercial and industrial loan or mortgage loan categories.
        Real estate loans at March 31, 2004 were $96,741, which represents an increase of $8,842 from December 31, 2003. Loans in this category are for one-to-four family housing and are loans the banking affiliates elected to retain rather than sell on the secondary market.
        Commercial and industrial loans were $213,273 at March 31, 2004, which represents an increase of $4,276 from December 31, 2003. Included in this category are loans for working capital, equipment, commercial real estate and other loans for legitimate business needs. See Footnote 15 of the Company's 2003 Form 10-K for information related to "Concentrations of Credit". Historically, growth in this category has been satisfactory, and based on present knowledge, no adverse trends are anticipated.
        Loans to individuals decreased by $1,380 when March 31, 2004 is compared to December 31, 2003. This category, has experienced a downward trend. See the comments under the caption "Net Interest Income" in this report.
        During the first quarter the Company announced that it had entered into an agreement to acquire substantially all the assets and liabilities of the Community National Bank, Pulaski, Virginia. This transaction is expected to add approximately $40.4 million in loans. Another acquisition to be completed in the second quarter of 2004 will add approximately $7.2 million in loans. The loans to be aquired consist of commercial loans, commercial real estate loans, consumer real estate loans and consumer loans. The greatest number are in the commercial and commercial real estate loan classes.
        Total deposits at March 31, 2004 decreased by $5,458 or 0.87% from December 31, 2003. Noninterest-bearing demand deposits increased by $3,156 or 3.77% when March 31, 2004 is compared to December 31, 2003. During the same period, interest-bearing demand deposits increased by $2,001, while savings deposits were up $727. Time deposits declined by $11,342 or 3.59%. (Comments made in the "Overview" section apply)
        The previously mentioned acquisition of Community National Bank is expected to add approximately $56.0 million in deposits in mid-2004 (pending regulatory approval). A second acquisition concluded in the second quarter of 2004 is expected to add approximately $15.0 million in deposits. (See comments under "Acquisitions" in this report.)

Liquidity and Capital Resources

        Net cash provided by operating activities was $4,534 for the period ended March 31, 2004, which compares to $2,912 for the same period the previous year.
        Net cash provided in investing activities was $243 for the period ended March 31, 2004, and $13,542 used for the period ended March 31, 2003. As can be seen by the cash flow statement, interest-bearing deposits declined by $21,004. Securities maturities, together with calls and sales of $11,594, created approximately $33 million in funds available for investment. These funds were re-invested for the most part in securities available for sale.
        Net cash used by financing activities was $5,516 for the period ending March 31, 2004. As previously stated, the Company has taken a less aggressive posture in retaining and obtaining time deposit accounts of $100 and above.
        Included in the supplemental cash flow data is interest paid on deposits, which declined substantially when the periods March 31, 2004 and March 31, 2003 are compared. The decrease is due to a decline in interest expense due to the lower interest rate environment.
        Management is unaware of any commitment that would have a material and adverse effect on liquidity at March 31, 2004.
        Total shareholders' equity grew by $4,113 from December 31, 2003 to March 31, 2004. Earnings and the change in unrealized gains and losses for securities available for sale accounted for the increase. There were no dividends declared in the first quarter of 2004, nor were any stock options exercised. The Tier I and Tier II risk-based capital ratios at March 31, 2004 were 14.42% and 15.52%, respectively.

Interest Rate Sensitivity

        Following is a table showing repricing and maturity data for the Company's interest-earning assets and interest-bearing liabilities:

                                                 March 31, 2004
                                 -----------------------------------------------
Assets                              <1Year         1-5 Years       > 5 Years
-------------------------------- ------------- ---------------- ----------------
Federal funds sold                       $ ---            $ ---           $ ---
Interest-bearing deposits               15,216              ---             ---
Securities available for sale           12,506           40,157          88,708
Securities held to maturity              6,772           43,105          55,547
Mortgage loans held for sale               311              ---             ---
Loans net of unearned income
and deferred fees                      125,648          235,423          51,243
                                 -------------- ---------------- ---------------
Total assets repricing /maturing       160,453          318,685         195,498
                                 ============== ================ ===============
Cumulative                             160,453          479,138         674,636
                                 ============== ================ ===============
Liabilities
-------------------------------- ------------- ---------------- ----------------
Interest-bearing demand deposits       174,371              ---             ---
Savings deposits                        53,811              ---             ---
Time deposits                          177,531          126,042           1,338
Other borrowings                            77              ---             ---
                                 -------------- ---------------- ---------------
Total liabilities/maturing             405,790          126,042           1,338
                                 ============== ================ ===============
Cumulative                             405,790          531,832         533,170
                                 ============== ================ ===============
Cumulative repricing gap             (245,337)         (52,694)         141,466
                                 ============== ================ ===============
Cumulative gap ratio                       .40              .90            1.27
                                 ============== ================ ===============

Derivatives

        The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high- risk derivative products. The Company has investments in collateralized mortgage obligations, structured notes and other similar instruments that are included in securities available for sale and securities held to maturity. The fair value of these investments at March 31, 2004 was approximately $1,936. Amortized cost for these securities was approximately $1,880.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provides management with an indication of potential economic loss due to future rate changes. There have not been any changes, which would significantly alter the results disclosed as of December 31, 2003.
(See the comments and other data under "Interest Rate Sensitivity.")

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




                                     Part II
                                Other Information

Items 1-3.      Legal Proceedings; Changes in Securities, Use of Proceeds and
                Issuer Purchases of Equity Securities; Defaults upon Senior
                Securities

                     None for the three months ended March 31, 2004.

Item 4.        Submission of Matters to a Vote of Security Holders

                     None

Item 5.        Other Information

                     None

Item 6.        Exhibits and Reports on Form 8-K

                     Form 8-K dated January 23, 2004 - Press release announcing earnings for 2003, incorporated by reference herein.

                     Form 8-K dated February 3, 2004 - Press release announcing that National Bankshares, Inc's. subsidiary, the National Bank of Blacksburg, reached agreement with The South Financial Group to purchase substantially all of the assets and the liabilities of Community National Bank of Pulaski, Virginia, incorporated by reference herein.



                                   Signatures

  National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  DATE: May 10, 2004                   NATIONAL BANKSHARES, INC.

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

(1)  Index of Exhibits
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

  3(i)      Articles of Amendment to Articles of       (incorporated herein by
            Incorporation of National Bankshares,      reference to exhibit 3(i)
            Inc., dated April 8, 2003.                 of The Annual Report on
                                                       form 10-K for the fiscal
                                                       year ended December  31,
                                                       2003)

  4(i)      Specimen copy of certificate for           (incorporated herein by
            National Bankshares, Inc. common           reference to Exhibit 4(a)
            stock, $2.50 par value                     of the Annual Report on
                                                       Form 10-K for fiscal year
                                                       ended December 31, 1993)

  4(i)      Article Fourth of the Articles of          (incorporated herein by
            Incorporation of National Bankshares,      reference to Exhibit 4(b)
            Inc. included in Exhibit No. 3(a)          of  the Annual Report on
                                                       Form 10-K for fiscal year
                                                       ended December 31, 1993)

10(ii)(B)   Computer software license agreement        (incorporated herein by
            dated June 18, 1990, by and between        reference to Exhibit
            Information Technology, Inc. and The       10(e) of the Annual
            National Bank of Blacksburg                Report on Form 10-K for
                                                       fiscal year ended
                                                       December 31, 1992)

*10(iii)(A) National Bankshares, Inc. 1999 Stock       (incorporated herein by
            Option Plan                                reference to Exhibit 4.3
                                                       of the Form S-8, filed as
                                                       Registration No.333-79979
                                                       with the Commission on
                                                       June 4, 1999)

*10(iii)(A) Employment Agreement dated January         (incorporated herein by
            2002 between National Bankshares,          reference to Exhibit
            Inc. and James G. Rakes                    10(iii)(A) of Form 10-Q
                                                       for the period ended June
                                                       30, 2002)

*10(iii)(A) Employment Lease Agreement dated          (incorporated herein by
            August 14, 2002, between National         reference to Exhibit
            Bankshares, Inc. and The National         10(iii)(A)of form 10-Q for
            Bank of Blacksburg                        the period ended September
                                                      30, 2002)

*10(iii)(A) Change in Control Agreement dated         (incorporated herein by
            January 5, 2003, between National         reference to Exhibit
            Bankshares, Inc. and Marilyn B.           10 iii(A) of Form 10-K for
            Buhyoff                                   the period ended December
                                                      31, 2002)

*10(iii)(A) Change in Control Agreement dated         (incorporated herein by
            January 8, 2003, between National         reference to Exhibit
            Bankshares, Inc. and F. Brad Denardo      10 iii(A) of Form 10-K for
                                                      the period ended December
                                                      31, 2002)

*10(iii)(A) Change in Control Agreement dated         (incorporated herein by
            June 1, 1998, between Bank of Tazewell    reference to Exhibit
            County and Cameron L. Forester            10 iii (A) of Form 10-K
                                                      for the period ended
                                                      December 31, 2002)

   31(i)    Section 302 Certification of Chief        Page 32
            Executive Officer

  31(ii)    Section 302 Certification of Chief        Page 32
            Financial Officer

   32(i)    18 U.S.C. Section 1350 Certification      Page 34
            of Chief Executive Officer

  32(ii)    18 U.S.C. Section 1350 Certification      Page 34
            of Chief Financial Officer

* Indicates a management contract or compensatory plan required to be filed


29