Form 10-Q
period 2004-06-30
NATIONAL BANKSHARES INC
filed 2004-08-09
CIK 796534

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

                  For the quarterly period ended June 30, 2004


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

Yes  _X_      No  ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at August 9, 2004
-----------------------------                   -----------------------------
Common Stock, $2.50 Par Value                             3,521,502


                         (This report contains 34 pages)

================================================================================

                  2 NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                 Index
Part I Financial Information                                              Page
----------------------------

Item 1  Financial Statements

        Consolidated Balance Sheets, June 30, 2004 (Unaudited)
         and December 31, 2003..............................................3

        Consolidated Statements of Income for the Three Months
          Ended June 30, 2004 and 2003 (Unaudited)..........................5

        Consolidated Statements of Income for the Six Months Ended
          June 30, 2004 and 2003 (Unaudited)................................7

        Consolidated Statements of Changes in
        Stockholders' Equity, Six Months Ended
        June 30, 2004 and 2003 (Unaudited)..................................9

        Consolidated Statements of Cash Flows,
         Six Months Ended June 30, 2004 and 2003 (Unaudited)...............10

        Notes to Consolidated Financial Statements.........................12

Item 2  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................17

Item 3  Quantitative and Qualitative Disclosures about
         Market Risk........................................................8

Item 4  Controls and Procedures.............................................8

Part II Other Information
-------------------------

Item 1   Legal Proceedings.................................................28

Item 2   Changes in Securities and Use of Proceeds and Issuer
          Purchases of Equity Securities...................................28

Item 3   Defaults Upon Senior Securities...................................28

Item 4  Submission of Matters to a Vote of
         Security Holders..................................................29

Item 5  Other Information..................................................30

Item 6  Exhibits and Reports on Form 8-K...................................30

Signatures.................................................................30

Index of Exhibits..........................................................30

                                     Part I
                              Financial Information
                          Item 1. Financial Statements

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2004 and December 31, 2003

                                                  (Unaudited)
                                                   June 30,             December 31,
($ In thousands, except share and per share data)    2004                   2003
                                                 ================  =================
Assets:
Cash and due from banks                                  $16,973            $11,733
Federal Funds sold                                         4,765                ---
Interest-bearing deposits                                  9,720             36,220
Securities available for sale                            147,592            129,300
Securities held to maturity (fair value
 $111,155 in 2004 and $105,026 in 2003)                  110,422            100,854
Mortgage loans held for sale                                 298                714
Loans:
     Real estate construction loans                       21,836             28,055
     Real estate mortgage loans                          126,581             87,899
     Commercial and industrial loans                     229,891            208,997
     Loans to individuals                                 87,268             82,742
                                                 ----------------  -----------------

          Total loans                                    465,576            407,693
     Less unearned income and deferred fees                 (837)              (896)
                                                 ----------------  -----------------

          Loans, net of unearned income
           and deferred fees                             464,739            406,797
     Less allowance for loan losses                       (5,886)            (5,369)
                                                 ----------------  -----------------

          Loans, net                                     458,853            401,428
                                                 ----------------  -----------------

Bank premises and equipment, net                          11,682             10,094
Accrued interest receivable                                5,087              4,610
Other real estate owned, net                               1,489              1,663
Intangible assets and goodwill, net                       17,759              9,958
Other assets                                               3,789              1,986
                                                 ----------------  -----------------

          Total assets                                  $788,429           $708,560
                                                 ================  =================

Liabilities and Stockholders' Equity:
-------------------------------------
Noninterest-bearing demand deposits                      $94,036            $83,671
Interest-bearing demand deposits                         205,168            172,370
Savings deposits                                          64,209             53,084
Time deposits                                            340,914            316,253
                                                 ----------------  -----------------

          Total deposits                                 704,327            625,378
                                                 ----------------  -----------------

Other borrowed funds                                         374                135
Accrued interest payable                                     484                489
Other liabilities                                          1,814              1,917
                                                 ----------------  -----------------

          Total liabilities                              706,999            627,919
                                                 ----------------  -----------------




Stockholders' Equity Preferred stock of no
 par value.
  Authorized 5,000,000 shares;  none
  issued and outstanding                                     ---                ---
 Common stock of $2.50 par value.
  Authorized 10,000,000 shares;  issued and
  outstanding 3,521,502 shares in 2004 and
  3,515,377 in 2003                                        8,804              8,788
 Retained earnings                                        73,850             70,063
 Accumulated other comprehensive income
  (loss), net                                             (1,224)             1,790
                                                 ----------------  -----------------

          Total stockholders' equity                      81,430             80,641

                                                 ----------------  -----------------

          Total liabilities and
           stockholders' equity                         $788,429           $708,560
                                                 ================  =================

See accompanying notes to the consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                       June 30,              June 30,
($ In thousands, except share and per share data)        2004                  2003
================================================= ==================     =================
Interest income
===============
Interest and fees on loans                                   $7,086                $7,617
Interest on interest-bearing deposits                            50                    73
Interest on federal funds sold                                    1                     7
Interest on securities - taxable                              1,549                 1,356
Interest on securities - nontaxable                           1,331                 1,343
                                                  ------------------     -----------------
          Total interest income                              10,017                10,396
                                                  ------------------     -----------------

Interest expense
================
Interest on time deposits $100,000 or more                      765                   782
Interest on other deposits                                    1,893                 2,474
Interest on borrowed funds                                        1                   ---
                                                  ------------------     -----------------
          Total interest expense                              2,659                 3,256
                                                  ------------------     -----------------
          Net interest income                                 7,358                 7,140
Provision for loan losses                                       304                   402
                                                  ------------------     -----------------
          Net interest income after
           provision for loan losses                          7,054                 6,738
                                                  ------------------     -----------------

Noninterest income
==================
Service charges on deposit accounts                             735                   647
Other service charges and fees                                   58                    66
Credit card fees                                                496                   448
Trust income                                                    322                   245
Other income                                                     77                    93
Realized securities gains (losses), net                          (7)                    5
                                                  ------------------     -----------------
          Total noninterest income                            1,681                 1,504
                                                  ------------------     -----------------

Noninterest expense
===================
Salaries and employee benefits                                2,574                 2,360
Occupancy and furniture and fixtures                            426                   398
Data processing and ATM                                         285                   289
Credit card processing                                          388                   338
Intangibles amortization                                        228                   239
Net costs of other real estate owned                             53                    13
Other operating expenses                                        961                   932
                                                  ------------------     -----------------
          Total noninterest expense                           4,915                 4,569
                                                  ------------------     -----------------
Income before income tax expense                              3,820                 3,673
Income tax expense                                              884                   872
                                                  ------------------     -----------------
          Net income                                         $2,936                $2,801
                                                  ==================     =================



        Net income per share - basic                          $0.84                 $0.80
                                                  ==================     =================
                             - diluted                         0.83                  0.79
                                                  ==================     =================
        Weighted average number of common
         shares outstanding - basic                       3,518,882             3,512,514
                                                  ==================     =================
                            - diluted                     3,535,274             3,532,960
                                                  ==================     =================
          Dividends declared per share                        $0.63                 $0.54
                                                  ==================     =================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                     Six Months Ended June 30, 2004 and 2003

                                   (Unaudited)
                                                      June 30,               June 30,
($ In thousands, except share and per share data)       2004                   2003
================================================= ==================     =================
Interest income
---------------
Interest and fees on loans                                  $14,031               $15,271
Interest on interest-bearing deposits                           114                   137
Interest on federal funds sold                                    1                    11
Interest on securities - taxable                              2,994                 2,800
Interest on securities - nontaxable                           2,674                 2,653
                                                  ------------------     -----------------
          Total interest income                              19,814                20,872
                                                  ------------------     -----------------

Interest expense
================
Interest on time deposits $100,000 or more                    1,458                 1,615
Interest on other deposits                                    3,799                 5,118
Interest on borrowed funds                                        1                     1
                                                  ------------------     -----------------
          Total interest expense                              5,258                 6,734
                                                  ------------------     -----------------
          Net interest income                                14,556                14,138
Provision for loan losses                                       592                   842
                                                  ------------------     -----------------
          Net interest income after
           provision for loan losses                         13,964                13,296
                                                  ------------------     -----------------

Noninterest income
==================
Service charges on deposit accounts                           1,410                 1,173
Other service charges and fees                                  130                   141
Credit card fees                                                882                   794
Trust income                                                    831                   504
Other income                                                    180                   265
Realized securities (losses), net                               (13)                   (4)
                                                  ------------------     -----------------
          Total noninterest income                            3,420                 2,873
                                                  ------------------     -----------------

Noninterest expense
===================
Salaries and employee benefits                                5,092                 4,765
Occupancy and furniture and fixtures                            864                   832
Data processing and ATM                                         564                   541
Credit card processing                                          702                   625
Intangibles amortization                                        466                   477
Net costs of other real estate owned                            112                    19
Other operating expenses                                      1,935                 1,877
                                                  ------------------     -----------------
          Total noninterest expense                           9,735                 9,136
                                                  ------------------     -----------------
Income before income tax expense                              7,649                 7,033
Income tax expense                                            1,753                 1,600
                                                  ------------------     -----------------
          Net income                                         $5,896                $5,433
                                                  ==================     =================



        Net income per share - basic                          $1.68                 $1.55
                                                  ==================     =================
                           - diluted                           1.67                  1.54
                                                  ==================     =================
        Weighted average number of common
        shares outstanding - basic                        3,517,130             3,511,949
                                                  ==================     =================
                           - diluted                      3,538,929             3,530,416
                                                  ==================     =================
          Dividends declared per share                        $0.63                 $0.54
                                                  ==================     =================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                     Accumulated
                                                                        Other
($ In thousands, except per              Common       Retained      Comprehensive    Comprehensive
 share data)                              Stock       Earnings         Income           Income         Total
                                       ============ ============== ================ ================ ===========
Balances, December 31, 2002                 $8,778        $62,525           $1,798              ---     $73,101
Net income                                     ---          5,433              ---            5,433       5,433
Dividend ($0.54 per share)                     ---         (1,897)             ---              ---      (1,897)
Exercise of stock options                        4             25              ---              ---          29

Other comprehensive income, net of tax:

   Unrealized losses
    (gains)on securities
    available for sale, net
    of income tax $970                         ---            ---              ---            1,802         ---

   Reclass adjustment net
    of tax $1                                  ---            ---              ---                3         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive income                     ---            ---            1,805            1,805       1,805
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---            7,238         ---
                                       ============ ============== ================ ================ ===========
Balances, June 30, 2003                     $8,782         $66,086          $3,603             $---     $78,471
                                       ============ ============== ================ ================ ===========

Balances, December 31, 2003                 $8,788        $70,063           $1,790             $---     $80,641
Net income                                     ---          5,896              ---            5,896       5,896
Dividends ($0.63 per share)                    ---         (2,216)             ---              ---      (2,216)
Exercise of stock options                       16            107              ---              ---         123

Other comprehensive income,
 net of tax

   Unrealized losses on
    securities available for
    sale, net of income tax
    $1,623                                     ---            ---              ---           (3,022)

   Reclass adjustment net of
    income tax $5                              ---            ---              ---                8         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive income                     ---            ---           (3,014)          (3,014)     (3,014)
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---           $2,882         ---
                                       ============ ============== ================ ================ ===========
Balances, June 30,2004                      $8,804        $73,850          $(1,224)            $---     $81,430
                                       ============ ============== ================ ================ ===========

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                      June 30,          June 30,
($In thousands)                                                         2004              2003
                                                               ================== =================
Cash flows from operating activities
-------------------------------------
Net income                                                               $5,896            $5,433

Adjustments to reconcile net income to net cash
 provided by operating activities:
     Provision for loan losses                                              592               842
     Depreciation of bank premises and equipment                            464               442
     Amortization of intangibles                                            466               477
     Amortization of premiums and accretion of
     discount, net                                                           68               377
     Losses on sales of bank premises and equipment                         ---                40
     Losses on sales and calls of securities
     available for sale, net                                                 26                 6
     (Gains) on calls of securities held to maturity                        (19)               (2)
     Losses and writedowns on other real estate owned                        95                 9
     (Increase) decrease in:
         Mortgage loans held for sale                                       416               661
         Accrued interest receivable                                       (477)             (770)
         Other assets                                                     3,443               347
     Increase (decrease) in:
         Accrued interest payable                                            (5)             (126)
         Other liabilities                                                 (103)           (1,117)
                                                               ------------------ -----------------
          Net cash provided by operating
           activities                                                    10,862             6,619
                                                               ------------------ -----------------
Cash flows from investing activities
-------------------------------------
Net (increase) in federal funds sold                                     (4,765)           (1,718)
Net decrease in interest-bearing
 deposits                                                                26,500             1,036
Proceeds from calls, principal payments, sales and
  maturities of securities available for sale                            15,792            12,284
Proceeds from calls, principal payments and maturities
 of securities held to maturity                                           4,252             8,222
Purchases of securities available for sale                              (28,718)          (16,127)
Purchases of securities held to maturity                                (13,841)          (13,251)
Purchases of loan participations                                           (376)           (1,975)
Collections of loan participations                                          168               215
Net (increase) in loans to customers                                    (17,813)           (7,789)
Acquisition of CNB                                                       12,819
Proceeds from disposal of other real estate owned                           347                67
Recoveries on loans charged off                                             107               161
Purchase of bank premises and equipment                                  (2,056)             (894)
Proceeds from disposal of bank premises and equipment                         4               400
                                                               ------------------ -----------------
          Net cash (used in) investing
           activities                                                   (33,218)          (19,369)
                                                               ------------------ -----------------



Cash flows from financing activities
-------------------------------------
Net increase (decrease) in other deposits                               $14,049           $(2,173)
Net increase (decrease) in time deposits                                (15,048)           19,749
Net increase(decrease)in other borrowed funds                               239              (227)
Stock options exercised                                                     123                29
Cash dividends                                                           (2,216)           (1,897)
                                                               ------------------ -----------------
      Net cash provided by financing activities                          17,116            15,481
                                                               ------------------ -----------------
Net increase in cash and due from banks                                   5,240             2,731
Cash and due from banks at beginning of period                           11,733            12,316
                                                               ------------------ -----------------
Cash and due from banks at end of period                                $16,973           $15,047
                                                               ================== =================

Supplemental disclosure of cash flow information
-------------------------------------------------
Cash paid for interest                                                   $5,263            $6,860
                                                               ================== =================
Cash paid for income taxes                                               $1,575            $1,603
                                                               ================== =================
Loans charged to the allowance for loan losses                             $680              $602
                                                               ================== =================
Loans transferred to other real estate owned                               $268              $282
                                                               ================== =================
Unrealized gains (losses)on securities available for sale               $(4,632)           $2,776
                                                               ================== =================

Transactions related to the acquisition of CNB
-----------------------------------------------
Increase in assets and liabilities:
        Investments                                                     $10,052             $ ---
        Loans                                                            40,371               ---
        Deposits                                                         59,979               ---


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                  June 30, 2004
                                   (Unaudited)

Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB), Bank of Tazewell County (BTC) and National Bankshares Financial Services, Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 2003 Form 10-K.

Note (2) Stock-Based Compensation

        At June 30, 2004, the Company had a stock-based employee compensation plan, which is described more fully in the Company's Form 10-K dated December 31, 2003. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Six months ended June 30,    Three months ended June 30,
                                                     -------------- ------------   -------------- ------------
($ In thousands, except per share data)                  2004           2003           2004           2003
---------------------------------------------------- -------------- ------------   -------------- ------------
Net income, as reported                                  $5,896        $5,433          $2,936        $2,801

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards                                              (51)          (20)            (26)          (13)
                                                     -------------- ------------   -------------- ------------
Pro forma net income                                     $5,845        $5,413          $2,910        $2,788
---------------------------------------------------- -------------- ------------   -------------- ------------

Earnings per share:

    Basic-as reported                                     $1.68         $1.55           $0.84         $0.80
---------------------------------------------------- -------------- ------------   -------------- ------------
    Basic-pro forma                                       $1.66         $1.54           $0.83         $0.79
---------------------------------------------------- -------------- ------------   -------------- ------------
    Diluted-as reported                                   $1.67         $1.54           $0.83         $0.79
---------------------------------------------------- -------------- ------------   -------------- ------------
    Diluted-pro forma                                     $1.65         $1.53           $0.82         $0.79
---------------------------------------------------- -------------- ------------   -------------- ------------

        Stock options for 6,125 shares of NBI common stock were exercised in the second quarter of 2004. There were no stock options granted or forfeited during the period. For teh quarterended June 30, 2004, 16,500 options were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

Note (3) Acquisitions
        On December 24, 2003, the Company's BTC subsidiary entered into an agreement to acquire the loans and assume the deposit liabilities of the Richlands, Virginia branch office of FNB Southeast of Reidsville, North Carolina
(FNB). BTC received approval for this transaction from its primary regulator, the Federal Reserve Bank on February 18, 2004. The transaction, which does not include the purchase of fixed assets, was closed in the second quarter of 2004. The purchase and assumption added approximately $7.2 million in loans and approximately $15.0 million in deposits. The Company has determined that the transaction does not constitute the acquisition of a business, and therefore will be accounted for under the provisions of SFAS No. 147, Acquisitions of Certain Financial Institutions.
        The Company's NBB subsidiary entered into an agreement with The South Financial Group of Greenville, South Carolina on February 2, 2004. The contract provided that NBB would purchase substantially all of the assets and assume all of the liabilities of The South Financial Group's wholly-owned subsidiary, Community National Bank located in Pulaski, Virginia (CNB). This transaction closed in June of 2004 at a purchase price of $12,850. It added approximately $60 million in deposits and approximately $69 million in total assets. Any goodwill and intangible assets arising from the transaction will be accounted for under the provisions of SFAS No. 142 Goodwill and other Intangible Assets. As of June 30,2004, it is estimated that the transaction will result in the addition of approximately $6.7 in goodwill and $0.8 million in core deposit intangible.
        The results of operations are included in the financial statements from the date of acquisition.

Note (4)     Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                              For the periods ended
                                                               June 30,            December 31,
                                                        2004           2003           2003
                                                  ============== ============== =================
($In thousands, except for % data)
Balance at beginning of period                           $5,369         $5,092            $5,092
Provision for loan losses                                   592            842             1,691
Loans charged off                                          (680)          (602)           (1,660)
Acquisition of CNB assets                                   498            ---               ---
Recoveries                                                  107            161               246
Balance at the end of period                             $5,886         $5,493            $5,369
                                                  ============== ============== =================
Ratio of allowance for loan losses to the end
of period loans net of unearned income and
deferred fees                                             1.27%          1.31%             1.32%
                                                  ============== ============== =================
Ratio of net charge-offs to
average loans, net of unearned income and
deferred fees(1)                                           .28%           .22%              .34%
                                                  ============== ============== =================
Ratio of allowance for loan losses to
nonperforming loans(2)                                1,070.18%      5,182.08%         1,516.67%
                                                  ============== ============== =================

(1)     Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                                                June 30,          December 31,
                                                          2004         2003           2003
                                                     ============= ============ ================
($In thousands, except % data)
Nonperforming Assets
Nonaccrual loans                                             $550         $106             $354
Restructured loans                                            ---          ---              ---
                                                     ------------- ------------ ----------------
     Total nonperforming loans                                550          106              354
Foreclosed property                                         1,489          743            1,663
                                                     ------------- ------------ ----------------
     Total nonperforming assets                            $2,039         $849           $2,017
                                                     ============= ============ ================
Ratio of nonperforming assets to loans, net of
unearned income and deferred fees, plus other real
estate owned                                                 .44%         .21%             .49%
                                                     ============= ============ ================

                                                              June 30,           December 31,
                                                         2004         2003           2003
                                                     ============= ============ ===============
Accruing Loans Past Due 90 Days or More
Past due 90 days or more and
  still accruing                                           $1,053       $1,088         $931
                                                     ============= ============ ===============
 Ratio of loans past due 90 days or
  more and still accruing to loans, net
   of unearned income and deferred fees                      .23%         .26%         .23%
                                                     ============= ============ ===============
 Impaired Loans:

 Total impaired loans                                        $540         $276         $871
                                                     ============= ============ ===============
 Impaired loans with a
  valuation allowance                                        $530          ---         $506
 Valuation allowance                                         (242)         ---         (135)
                                                     ------------- ------------ ---------------
 Impaired loans net of allowance                             $288          ---         $371
                                                     ============= ============ ===============
 Impaired loans with no
  valuation allowance                                         $10         $276         $365
                                                     ============= ============ ===============
 Average recorded investment
  in impaired loans                                          $725         $172         $353
                                                     ============= ============ ===============
 Income recognized on impaired
  loans                                                      $---           $8          $66
                                                     ============= ============ ===============
 Amount of income recognized
  on a cash basis                                            $---          ---          ---
                                                     ============= ============ ===============


Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at June 30, 2004 were $10. Interest recognized on these loans was $1.

Note (5) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of June 30, 2004 are as follows:

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ In thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
  U.S. Treasury                                   $4,043               $49              $163             $3,929
  U.S. Government agencies and
     corporations                                  9,848               ---                41              9,807
  State and political
     subdivisions                                 79,189             1,092             1,483             78,798
  Mortgage-backed
     securities                                   17,330               234                78             17,486
  Corporate debt
     securities                                   34,910               324             1,407             33,827
  Federal Reserve Bank stock-
restricted                                           209               ---               ---                209
  Federal Home Loan
     Bank stock-restricted                         1,552               ---               ---              1,552
  Other securities                                 1,841               143               ---              1,984
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
     available for sale                         $148,922            $1,842            $3,172           $147,592
                                        ================= ================= ================= ==================

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of June 30, 2004 are as follows:

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
                                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
  U.S. Government agencies and
     corporations                                $15,974               $65              $521            $15,518
  State and political
     subdivisions                                 56,562               911               477             56,996
  Mortgage-backed
     securities                                    3,971               123                10              4,084
  Corporate securities                            33,915             1,263               621             34,557
                                        ----------------- ----------------- ----------------- ------------------

     Total securities
         held to maturity                       $110,422            $2,362            $1,629           $111,155
                                        ================= ================= ================= ==================

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost

Six months ended June 30
($ in Thousands)
                                Pension Benefits
                                                    2004       2003
                                               ---------- ---------
Service cost                                       $ 248      $ 214
Interest cost                                        268        250
Expected return on plan assets                      (250)      (210)
Amortization of prior service cost                     4          4
Recognized net actuarial loss                         60         56
Amortization of transition cost                       (6)        (6)
                                               ---------- ----------
Net periodic benefit cost                          $ 324      $ 308
                                               ========== ==========

Employer Contributions

        Bankshares previously disclosed in its financial statements for the year ended December 31, 2003, an estimated minimum contribution of $623 to its pension plan in 2004. That estimate has since been revised and Bankshares now expects to contribute $522 to the pension plan for 2004. As of June 30, 2004, the company has made contributions totaling $223. Bankshares anticipates making all required contributions prior to the end of 2004.



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

Core deposit intangibles

        Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged and amortized over its estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.
        In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows and to the impairment recognition and measurement provisions required for other long-lived assets held and used.
        An outside evaluation of the intangible assets associated with the CNB acquisition is presently being conducted. Exact allocations are not available at this time. Based on available information, management believes that the amount disclosed above as core deposit intangible could be increased or decreased by as much as 25%.

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

Performance Summary

     The following table shows NBI's key performance ratios for the six months ended June 30, 2004 and December 31, 2003 and 2002:

                                                      June 30, 2004     December 31, 2003     December 31, 2002
------------------------------------------------- -------------------- -------------------- ----------------------
Return on average assets                                        1.65%                1.64%                  1.53%
------------------------------------------------- -------------------- -------------------- ----------------------
Return on average equity                                       14.27%               14.77%                 14.33%
------------------------------------------------- -------------------- -------------------- ----------------------
Net interest margin (1)                                         4.70%                4.82%                  4.74%
------------------------------------------------- -------------------- -------------------- ----------------------
Noninterest margin (2)                                          1.76%                1.81%                  1.84%
------------------------------------------------- -------------------- -------------------- ----------------------
Basic net earnings per share                                    $1.68                $3.26                  $2.85
------------------------------------------------- -------------------- -------------------- ----------------------
Fully diluted net earnings per share                            $1.67                $3.24                  $2.85
------------------------------------------------- -------------------- -------------------- ----------------------

(1) Net Interest Margin - Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2) Noninterest Margin - Noninterest income (including securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

     Earnings for the period ending June 30,2004 were $5,896 up $463 from the same period in 2003.
     As illustrated in the above table, the return on average assets continues to improve.
     The return on average equity has declined in part because of an increase in capital due to earnings. Since the Company pays semi-annual dividends, capital builds in the first and third quarters, which reduces the return on average equity. In the second and fourth quarters the payout of capital for dividends has a positive effect. Unrealized gains and losses on securities available for sale, which can fluctuate by a substantial amount, can also affect the return on average equity.
     The interest margin and noninterest margin have remained relatively stable. Basic earnings per share were $1.68 for the period ending June 30, 2004 and
$1.55 for the period ending June 30, 2003.
     Overall profitability indicators remain stable or improving. Management believes that the current trend will continue in the short term, providing that interest rates remain stable. Rising interest rates may have an adverse affect on profitability in the short to intermediate term especially if such rate increases move to substantially higher levels in a short period of time. Based on current information, rate increases are not expected to rise sharply. (See the discussion on "Net Interest Income" for more information.)

Growth

        The following table shows NBI's key growth indicators:

                            June 30, 2004        December 31, 2003     December 31, 2002
----------------------- ---------------------- --------------------- ----------------------
Securities                    $258,014               $230,154              $219,294
----------------------- ---------------------- --------------------- ----------------------
Loans, net                     458,853                401,428               404,247
----------------------- ---------------------- --------------------- ----------------------
Deposits                       704,327                625,378               608,271
----------------------- ---------------------- --------------------- ----------------------
Total assets                   788,429                708,560               684,935
----------------------- ---------------------- --------------------- ----------------------

     Bank-owned securities have increased by $27,860 in the first half of 2004. Approximately $10.1 million was due to the purchase of substantially all of the assets of the Community National Bank, Pulaski, VA (CNB) in the latter part of the second quarter.
     Loans net of unearned income increased by $57,942 in the first half of 2004. Loans assumed in the CNB transaction totaled approximately $40.4 million and $7.2 in the purchase and assumption of certain assets and liabilities of the Richlands, Virginia office of FNB Southeast (FNB). (See the discussion on "Net Interest Income" for more details.)
    Deposits increased in the first half of 2004 by $78,949. Deposits acquired in the CNB transaction were approximately $60 million and $15 million in the FNB branch purchase.

     Total assets increased $79,869 in the first half of 2004 mostly due to the CNB and FNB transactions.

Asset Quality

        Key asset quality indicators are shown below:

                                                 June 30, 2004     December 31,2003    December 31, 2002
--------------------------------------------- ------------------- ------------------- -------------------
Nonperforming loans                                 $ 550               $ 354               $ 288
--------------------------------------------- ------------------- ------------------- -------------------
Loans past due over 90 days                         1,053                 931                 977
--------------------------------------------- ------------------- ------------------- -------------------
Other real estate owned                             1,489               1,663                 537
--------------------------------------------- ------------------- ------------------- -------------------
Allowance for loan losses to loans                   1.27%               1.32%               1.24%
--------------------------------------------- ------------------- ------------------- -------------------
Net charge-off ratio                                  .28%                .34%                .35%
--------------------------------------------- ------------------- ------------------- -------------------

        Asset quality generally remains good, however there has been an increased level of foreclosed properties, as shown in the above table. Management has recognized the problem and has undertaken efforts to work with delinquent borrowers. When these efforts are unsuccessful, management is moving quickly to liquidate loan collateral and to institute legal collection activities.
        To date the net charge-off ratio has remained stable. Loans past due ninety days or more were $1,053 at June 30, 2004, slightly higher than the $931 at December 2003 and the $977 at December 31, 2002.

Net Interest Income

        Net interest income for the period ended June 30, 2004 was $14,556, an increase of $418 or 2.96%. The net interest margin was 4.70% for the period ended June 30,2004 and 4.81% for the period ended June 30, 2003.
        During the past two years the Company has benefited from a relatively long period of low interest rates, which has no recent precedent. The trend continued into the first half of 2004. In June of 2004 the Federal Reserve Board raised the federal funds rates 25 basis points, signaling the start of a higher interest rate environment. Many forecasters agree that interest rates will trend upward in small increments over the next several quarters. However, the impact of world events, such as but not limited to, oil prices, problems in the Middle East and terrorist related activities, could negatively impact the national economy and alter plans for future interest rate increases. If such events were to occur the Company, together with the entire banking industry, could be affected to some extent.
        The general impact of a rising interest rate scenario on the Company's balance sheet follows.

        Federal Funds Sold and Interest-bearing Deposits - These are overnight funds used primarily for liquidity purposes. They mature daily and, accordingly, interest rates change daily, which is advantageous in a period of rising interest rates. However these funds yield low interest, making other investments more attractive from an earnings standpoint.

        Securities Available for Sale - This category provides a higher level of earnings than overnight funds and can under certain circumstances be a source of liquidity and also demonstrate the ability to re-price. While these securities technically can be sold to provide liquidity and for interest rate sensitivity purposes, temporary declines in fair market value due to rising interest rates may make it unprofitable to sell the securities. In addition, embedded call features may not be activated during periods of high rates, leaving the Company with a "hold" or "sell" decision. See page 26 of the Company's 2003 Form 10-K for re-pricing data.

        Securities Held to Maturity - This category due to its nature is not necessarily structured to be a source of liquidity or to moderate interest rate sensitivity. These securities must be held to maturity except under extenuating circumstances. In a rising rate environment, the difference in the amount of interest-income earned and cost to fund the securities decreases. In other words, net interest income from these investments declines. Embedded call features may not be activated during periods of high rates. See the Company's 2003 Form 10-K for re-pricing data.


        Mortgage loans held for sale - This category is primarily driven by volume. In periods of low interest rates, mortgage refinancing activity and home sales tend to accelerate and generate higher revenue levels than are experienced in times of high interest rates. In the last two years, re-financing activity has been significant. Recently, however, despite the continuing low rate environment, activity has declined. This may signal the end to what many have characterized as a refinancing boom.

        Loans - While the low rate environment of the recent past is more conducive to loan production than periods of extremely high interest rates, interest rates that are unusually low are a sign of a weak or a recovering economy. Ideal volumes may in fact be achieved in a more robust economy in which more moderate rate levels exist. If the economy continues to recover as forecast, higher loan volumes would have a positive impact on net interest income.
        Of particular concern is the area of loans to individuals, which has been in a downward trend for several quarters, with the only growth coming from loans purchased in purchase and assumption transactions. Management believes the decline is due to several reasons.
o General economic conditions and the lack of employment in portions of the Company's market area.
o A decline in consumer requests for new car financing because of special incentives offered by automobile companies.
o Consumers' use of credit cards and home equity lines with higher credit limits.
o Consumers taking advantage of low mortgage rates to refinance home mortgages to obtain funds that might otherwise have been borrowed through a consumer loan.
        A reversal of this trend may occur to some extent as economic conditions change and higher interest rates make mortgage refinancing less appealing. However, management believes that the automotive related financing offers and competition from the credit card sector will remain. Since loans to individuals are generally higher yielding, this trend will not have a favorable effect on net interest income.

Interest Expense

        During periods of rising interest rates interest-bearing demand deposits, and to a lesser degree savings deposits, migrate to higher rate, longer-term time deposits. Generally, as rates climb, more migration occurs. Given their re-pricing characteristics, interest-bearing demand deposits readily respond to any interest rate movement. In other words, increases or decreases in interest expense can occur quite quickly.
        With a definite bias towards higher interest rates in the future, it is expected that the net interest margin will decline, at least temporarily, in response to rising interest rates. As previously stated, the ultimate impact of rising interest rates is dependent upon the number of rate increases, the amount of such and the level to which they ultimately rise is a matter of uncertainty.

Provision and Allowance for Loan Losses

        The provision for loan losses for the period ended June 30, 2004 was $592 a decrease of $250 from June 30, 2003.
        Nonperforming assets at June 30, 2004 were $2,039 and $2,017 at December 31, 2003. Of the nonperforming assets outstanding at June 30, 2004, $550 were nonaccrual loans and $1,489 foreclosed properties.

        Efforts specifically designed to focus on and work intensively with delinquent borrowers have been undertaken. When these efforts have been unsuccessful, other more stringent legal collection measures and foreclosures have been initiated.
        Depending on the type of property and/or the circumstances surrounding a particular credit, the time to deal with each situation may vary widely. Hence, management cannot predict with any degree of certainty at what point in the future problems associated with these credits will be resolved. Based on current information, management believes that the volume of problem credits are at or near their peak.
        Loans ninety days past due and still accruing were $1,053 at June 30, 2004 and $931 at December 31, 2003.
        The ratio of the allowance for loan losses to loans net of unearned income and deferred fees was 1.27% at June 30, 2004, which compares to 1.32% at December 31, 2003.
        The annualized ratio of net charge-off to loans net of unearned income was .28% at June 30, 2004 and .34% at December 31, 2003.

Noninterest Income

                                         June 30, 2004          June 30, 2003              June 30, 2002
----------------------------------- ----------------------- ------------------------ ---------------------------
Service charges on deposits                         $1,410                   $1,173                      $1,104
----------------------------------- ----------------------- ------------------------ ---------------------------
Other service charges and fees                         130                      141                         134
----------------------------------- ----------------------- ------------------------ ---------------------------
Credit card fees                                       882                      794                         683
----------------------------------- ----------------------- ------------------------ ---------------------------
Trust fees                                             831                      504                         480
----------------------------------- ----------------------- ------------------------ ---------------------------
Other income                                           180                      265                         349
----------------------------------- ----------------------- ------------------------ ---------------------------
Realized securities gains/losses                       (13)                      (4)                        165
----------------------------------- ----------------------- ------------------------ ---------------------------

        Noninterest income is comprised of several categories. Following is a description of each, as well as the factors that influence each.

        Service charges on deposit accounts consist of a variety of charges imposed on demand deposits, interest-bearing deposits and savings deposit accounts. These include, but are not limited to, the following:
 o Demand deposit monthly activity fees
 o Service charges for checks for which there are non-sufficient funds or overdraft charges
 o ATM transaction fees
 The principal factors affecting current or future income are:
 o Internally generated growth
 o Acquisitions of other banks/branches or de novo branches
 o Adjustments to service charge structures
        In 2003, the Company made certain changes to its service charge structure. These changes were not in effect in the first quarter of 2003. The remainder of the increase was due to volume, combined with routine charge-offs. Revenues are expected to continue to grow if for no other reason than the two acquisitions. (See the comments under "Acquisitions.")

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

       Trust income is somewhat dependent upon market conditions and the number of estate accounts being handled at any given point in time. Financial market conditions, which affect the value of trust assets managed, can vary, leading to fluctuations in the related income. Over the past few years and into 2004, the financial markets have experienced a significant degree of volatility.
       Of the $327 increase, approximately $205 was attributable to income from the settlement of estates. Improvement in market conditions accounts for the majority of the remaining increase.

       The other income category is used for types of income that cannot be classified with other forms of noninterest income. The category includes such things as:
 o Net gains on the sale of fixed assets
 o Rent on foreclosed property
 o Income from cash value life insurance
 o Other infrequent or minor forms of income
 o Revenue from investment and insurance sales
Given the nature of the items included in this category, it is difficult to determine trends or patterns. Items warranting discussion are usually non-recurring in nature.
        Other income for the first half of 2004 was down $85 when compared to the first half of 2003. Two items unique to 2003 accounted for a large part of the decrease. The first was a $40 rebate received by an affiliate bank from a vendor. The second was a dividend paid to the Company's financial services affiliate.
        Net realized losses on securities at June 30, 2004 were a nominal $(13).

 Noninterest Expense

                                    June 30, 2004              June 30, 2003               June 30, 2002
----------------------------- --------------------------- -------------------------- ---------------------------
Salaries and employee                   $5,092                     $4,765                      $4,443
benefits
----------------------------- --------------------------- -------------------------- ---------------------------
Occupancy and furniture and                864                        832                         824
fixtures
----------------------------- --------------------------- -------------------------- ---------------------------
Data processing and ATM                    564                        541                         586
----------------------------- --------------------------- -------------------------- ---------------------------
Credit card processing                     702                        625                         484
----------------------------- --------------------------- -------------------------- ---------------------------
Intangibles and goodwill                   466                        477                         478
amortization
----------------------------- --------------------------- -------------------------- ---------------------------
Net costs of other real                    112                         19                         123
estate owned
----------------------------- --------------------------- -------------------------- ---------------------------
Other operating expenses                 1,935                      1,877                       1,799
----------------------------- --------------------------- -------------------------- ---------------------------

       Noninterest expense includes several categories. Following is a brief description of the factors that affect each.

       In addition to employee salaries, the salaries and benefits expense category includes the costs of employment taxes and employee fringe benefits. Certain of these are:
 o Health insurance
 o Employee life insurance
 o Dental insurance
 o Executive compensation plans (1)
 o Pension plans (1)
 o Employee stock option plan (1)
 o Employer FICA
 o Unemployment taxes
 (1) See the 2003 Form 10-K and the Proxy Statement for the 2004 Annual Stockholders meeting for further information.

        For the first half of 2004, salary and benefits expense was up $327. Routine salary increases and health insurance cost increases contributed to the increase.
        Of more significance are the recent purchase and assumption transactions. While the FNB branch acquisition added no employees to the payroll, the CNB purchase and assumption initially added twenty-one employees. Because the Company's NBB subsidiary is operating the former CNB office as a branch office, many former CNB employees were retained in their previous positions. Some former CNB employees hold jobs that are performed elsewhere at NBB. It is the Company's plan to place these employees in various areas of NBB as vacancies arise in the normal course of business. While this strategy may incur some increased cost in the short term, it will ultimately allow the Company to add to its already experienced staff and preserve valuable community relations.

        Occupancy costs include such items as depreciation expense, maintenance of the properties, repairs and real estate taxes.
        This category is most affected by new property acquisitions resulting from mergers, branch purchases or construction of new branch facilities. Conversely, expense can be lowered by branch office consolidations or closures, which though infrequent, have occurred. On occasion repairs and other expense items can rise to significant levels, though not frequently. This category increased a $32 when the first six months of 2004 and 2003 are compared.
The CNB purchase and assumption transaction did not add significantly to this category because it was completed very near quarter-end.

        The Company maintains its own data processing facility and has ATM's at twenty-two subsidiary bank offices and other locations. Costs to operate these are reflected in this category and include depreciation, maintenance, communication lines and certain supplies.
        Data processing costs were up $23 when the first halves of 2004 and 2003 are compared. While these cost increases are nominal, larger increases are expected because of the completion of the two previously mentioned purchase and assumption transactions. The first purchase and assumption transaction is quite small and is not expected to greatly impact data processing and ATM expense. The second acquisition involved the assets and liabilities of an existing bank, including assumption of its existing data processing contract, which will remain in force until mid 2005. While the contract terminates in mid 2005, no substantial decreases in processing costs are expected. The Company also added three ATM's at its bank affiliates during the second quarter.

        Credit card processing includes costs associated with the processing of credit cards, debit cards and merchant transactions. These expenses are related to credit card income previously discussed in the "Noninterest Income" section, and the comments in that section are applicable.

        Intangibles expense is increased in 2004 due to the purchase and assumption transactions that have been mentioned previously.

        At June 30, 2004 the net cost of other real estate owned was $112. Given the number and value of the OREO properties, more losses are possible. Expense has risen steadily for the past three years. The June 30, 2004 costs are not necessarily indicative of the full year for 2004. Other real estate owned at June 30, 2004 was $1,489, which compares to $1,663 at December 31, 2003 and $537 at December 31, 2002. Given the number of foreclosures, it is likely that higher costs will continue for 2004, possibly into 2005.

        Other operating expenses include all other forms of expense not classified elsewhere in the Company's statement of income. Included in this category are such items as stationery and supplies, franchise taxes, contributions, telephone, postage and other operating costs.

        Many of the expenses included in this category are relatively stable or increase with inflation moderately from year-to-year. However, there are some items included in the category, such as other losses and charge-offs and repossession expense, which can vary from time to time. While many of the items in this category have identifiable trends, others may have frequent nonrecurring items or items that occur at no particular frequency.
        Overall cost for this category increased 3.10%, when the periods ending June 30, 2004 and June 30, 2003 are compared.

Income Taxes

        In 2003 the Company moved from the 34% tax rate to 35%. In addition to the actual taxes paid, this change affected other areas including the book tax provision, deferred taxes and tax equivalency calculations.

Balance Sheet

        Year-to-date daily averages for the major balance sheet categories are as follows:

Assets                                    June 30, 2004       December 31, 2003
-------------------------------------  -------------------  --------------------
Federal funds sold                                  $ 207               $ 1,320
Interest-bearing deposits                          23,600                21,958
Securities available for sale                     138,839               125,042
Securities held to maturity                       106,050               103,962
Mortgage loans held for sale                          480                 1,159
Real estate construction loans                     22,340                29,575
Real estate mortgage loans                         95,250                84,363
Commercial and industrial loans                   215,284               207,855
Loans to individuals                               83,085                90,365
Total Assets                                    $ 719,195             $ 697,012

Liabilities and stockholders equity
-------------------------------------
Noninterest-bearing demand deposits               $86,779               $79,760
Interest-bearing demand deposits                  174,550               167,428
Savings deposits                                   53,995                51,646
Time deposits                                     317,925               317,989
Other borrowings                                      226                   194
Shareholders' equity                              $83,085               $77,486


        Securities available for sale increased by $18,292 from December 31, 2003, while securities held to maturity increased by $9,568.
        As shown in the statement of cash flow, of that increase $10,052 was attributable to the CNB transaction. During the first half of 2004, $281 in securities held to maturity were sold. This represents the sale of one issue and was prompted by credit quality concerns.

The mix of loan categories at June 30, 2004 and December 31, 2003 is shown in the following table.
                                       June 30, 2004       December 31, 2003
------------------------------    --------------------- -----------------------
Construction loans (1)                         $21,836                 $28,055
------------------------------    --------------------- -----------------------
Real estate loans                              126,581                  87,899
------------------------------    --------------------- -----------------------
Commercial and industrial loans                229,891                 208,997
------------------------------    --------------------- -----------------------
Loans to individuals                            87,268                  82,742
------------------------------    --------------------- -----------------------
(1) All categories shown reflect gross loans at period-end.

        The volume of mortgage loans held for sale is directly related to interest rate levels. Activity generally peaks during periods of low interest rates, declining as interest rates rise. Period-end balances are not indicative of volume, as loans are constantly being originated and sold. The balance shown at period-end reflects only loans held by NBB for which there are purchase commitments from investors, but which have not yet been funded. At June 30, 2004 there were approximately $1,357 million in commitments to extend mortgage loans outstanding.
        Construction loans were $21,836 at June 30, 2004 and $28,055 at December 31, 2003, a decrease of $6,219. This category tends to fluctuate because of demand and with the seasons. Demand may vary because of economic conditions. Completion of construction projects generally occurs within one year, at which time permanent financing through one of the Company's banking affiliates or another lender is obtained. Loans for which the Company retains permanent financing move into the commercial and industrial loan or mortgage loan categories.
        Real estate loans at June 30, 2004 were $126,581, which represents an increase of $38,682 from December 31, 2003. Loans in this category are for one-to-four family housing and are loans the banking affiliates elected to retain rather than sell on the secondary market. Of that increase, approximately $27.9 million were acquired from CNB and $2.6 million acquired from FNB,
        Commercial and industrial loans were $229,891 at June 30, 2004, which represents an increase of $20,894 from December 31, 2003. Included in this category are loans for working capital, equipment, commercial real estate and other loans for legitimate business needs. The CNB transaction accounted for approximately $6.7 million of this growth and the FNB acquisition $2.4 million. See Footnote 15 of the Company's 2003 Form 10-K for information related to "Concentrations of Credit". Historically, growth in this category has been satisfactory, and based on present knowledge, no adverse trends are anticipated.
        Loans to individuals increased by $4,526 when June 30, 2004 is compared to December 31, 2003. Growth attributable to the CNB transaction was approximately $5.3 million and $2.2 million from FNB. This category has experienced a downward trend. Growth observed in this area is the result of acquisitions. See the comments under the caption "Net Interest Income" in this report.
        At June 30, 2004 total deposits were $704,327 compared to $625,378 at December 31, 2004. Of the $78,949 increase, approximately $60 million came from CNB and $15 million from FNB.

Liquidity and Capital Resources

        Net cash provided by operating activities was $10,862 for the period ended June 30, 2004, which compares to $6,619 for the same period the previous year. Included in this segment of the cash flow statement is a change in other assets of $7,619.
        Net cash used in investing activities was $33,218 provided for the period ended June 30, 2004, and $19,369 used for the period ended June 30, 2003.
        Net cash used in financing activities was $76,265 for the period ending June 30, 2004. The substantial changes in cash used in investing activities and cash provided by financing activities are due to the CNB and FNB transactions.
        Included in the supplemental cash flow data is interest paid on deposits, which declined substantially when the periods June 30, 2004 and June

30, 2003 are compared. The decrease is due to a decline in interest expense due to the lower interest rate environment.
        The Company has other available sources of liquidity. They include lines of credit with a correspondent bank, advances from the Federal Home Loan Bank, and Federal Reserve Bank discount window borrowings.
        Management is unaware of any commitment that would have a material and adverse effect on liquidity at June 30, 2004.
        Total shareholders' equity grew by $789 from December 31, 2003 to June 30, 2004. Earnings net of the change in unrealized gains and losses for securities available for sale and dividends paid accounted for most of the increase. Stock options exercised provided $123. The Tier I and Tier II risk-based capital ratios at June 30, 2004 were 11.62% and 12.69%, respectively.

Derivatives

        The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high- risk derivative products. The Company has investments in collateralized mortgage obligations, structured notes and other similar instruments that are included in securities available for sale and securities held to maturity. The fair value of these investments at June 30, 2004 was approximately $2,877. Amortized cost for these securities was approximately $2,743.


Management Discussion and Analysis of the Financial Condition and results of operations for the three months ended June 30,2004.

Performance Summary

The following table shows NBI's performance ratios for the three months ended June 30,2004 and June 30,2003
                                              June 30,2004     June 30,2003
------------------------------------------- ----------------- ----------------
Return on Average Assets                          1.62%            1.60%
------------------------------------------- ----------------- ----------------
Return on Average Equity                         14.23%           14.57%
------------------------------------------- ----------------- ----------------
Net Interest Margin                               4.70%            4.72%
------------------------------------------- ----------------- ----------------
Basic Net Earnings per Share                     $0.84             $0.80
------------------------------------------- ----------------- ----------------
Fully diluted Net Earnings per Share             $0.83             $0.79
------------------------------------------- ----------------- ----------------

As can be seen by the above data, these key indicators have been relatively stable. The return on equity has declined slightly. Earnings per share data reflects the continued growth in net income.

Following is a comparison of quarter-to-date daily averages for related categories.

                     June 30,2004      June 30,2003
------------------- ---------------- -----------------
Securities                 $249,375          $228,010
------------------- ---------------- -----------------
Loans, net                  421,679           407,415
------------------- ---------------- -----------------
Deposits                    642,838           620,838
------------------- ---------------- -----------------
Total Assets                728,378           700,575
------------------- ---------------- -----------------

As can be seen by the above data, the Company has experienced solid growth when the two quarters are compared. Much of the growth experienced was due to the acquisition of the FNB branch loans and deposits by the company's BTC affiliate that was completed in April of 2004. The CNB transaction occurred very late in the second quarter, and it therfore had a much lesser effect on the quarterly averages. The quarterly average for the upcoming third quarter will more accurately reflect the impact of that transaction.

Net Income

        Net income for the second quarter of 2004 was $2,936 compared to $2,801 for the same period in 2003. This result is a $0.04 increase in Basic Earnings per Share.

        While the FNB transaction had a small unquantifiable effect upon net income in the second quarter of 2004, the CNB transaction, completed late in the quarter, had virtually no effect.

Net Interest Income

        Net interest income rose by $218 when the second quarter of 2004 and 2003 are compared. Overall interest income declined by $379, while deposit expenses decreased by $597. The ongoing effect of the low interest rate environment is apparent. (Previous comments in the discussion of year-to-date "Net Interest Income" section apply.)

Provision for Loan Losses

        The provision for loan losses was down $98 when the two periods are compared.

Noninterest Income

        Overall noninterest income increased by $177 or 11.77%. Areas experiencing the greatest changes are as follows:
o       Service charges on deposits,   increased $88
o       Credit Care Processing,        increased $48
o       Trust Income,                  increased $77

        General comments made in the year-to-date discussion apply. There were no material non-routine items in the second quarter of 2004.


Noninterest Expense

        Overall non-interest expense grew by $346 when June 30, 2004 and June 30, 2003 are compared. Three areas with the greatest increases follow:

o       Salaries and employee benefits,  increased $214
o       Credit Card processing,          increased $ 50
o       OREO expense,                    increased $ 40

        General comments made pertaining to salaries and employee benefits made in the year-to-date discussion apply here. In addition, the CNB purchase and assumption transaction affected this catergory.

        Nearly all of CNB's employees were hired by the Company's NBB affiliate. This resulted in approximately $35 in additional salaries and employee benefits expense in the second quarter of 2004.

        General comments related to credit card processing in the year-to-date discussion apply. There were no material reportable non-routine transactions.

        OREO expense is up. See the year-to-date discussion for additional comments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes, which would significantly alter the results disclosed as of December 31, 2003.
(See the comments and other data under "Interest Rate Sensitivity.")

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



                                     Part II
                                Other Information

Item 1      Legal Proceedings

                None for the six months ended une 30, 2004.

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

              On May 12, 2004 the Company's Board of Directors approved a common stock repurchase plan (the Plan). Under the terms of the Plan, management isauthorized to purchase in the open market through a stockbroker at such time or times as management deems to be advantageous to the Company and its stockholders the number of shares deemed appropriate, with a total value not to exceed $1 million. The Plan extends to May 31, 2005. No shares of common stock were repurchased in the quarter ended June 30, 2004.

Item 3      Defaults upon Senior Securities

               None for the six months ended June 30, 2004.

Item 4.     Submission of Matters to a Vote of Security Holders

            Three Class 2 Directors of the Company were elected by a vote of the security holders for a term of three years each.

             (a) This matter was submitted to a vote at the Company's
                 Annual Meeting of Stockholders held on April 13, 2004.

             (b) The name of each director elected at the meeting
                 follows:

                 Jack M. Lewis
                 James G. Rakes
                 Jeffrey R. Stewart

                 The name of each director whose term of office continued after the meeting is listed:

                 L. Allen Bowman James A. Deskins, Sr. Paul A. Duncan Mary G. Miller William T. Peery James M. Shuler

             (c) The number of votes cast for or against each nominee
                 is provided below. There were no abstaining votes and no broker non-votes.

      Election of Directors


      ------------------------- ---------------------- ---------------------
      Director                        Votes For           Votes Against
      ------------------------- ---------------------- ---------------------
      Jack M. Lewis                   2,833,951                6,604
      ------------------------- ---------------------- ---------------------
      James G. Rakes                  2,833,718                6,837
      ------------------------- ---------------------- ---------------------
      Jeffrey R. Stewart              2,825,115               15,440
      ------------------------- ---------------------- ---------------------


Item 5.        Other Information

                 None

Item 6.        Exhibits and Reports on Form 8-K

               Form 8-K dated April 14, 2004 - Press release announcing earnings for the first quarter of 2004, incorporated herein by reference.

               Form 8-K dated May 13, 2004 - Press release announcing that the Board of Directors of National Bankshares, Inc. had authorized the repurchase of up to $1 million of the Company's common stock until May 31, 2005, incorporated herein by reference.

               Form 8-K dated June 28, 2004 - Press release announcing the June 25, 2004 completion by the Company's NBB subsidiary of the purchase of substantially all of the assets and the assumption of all of the liabilities of Community National Bank of Pulaski, Virginia, incorporated herein by reference.

                                   Signatures

  National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  DATE: August 9, 2004            NATIONAL BANKSHARES, INC.

                                   /s/ JAMES G. RAKES
                                   ----------------------
                                   James G. Rakes
                                   Chief Executive Officer


                                   /s/ J. ROBERT BUCHANAN
                                   -----------------------
                                   J. Robert Buchanan
                                   Chief Financial Officer


(1)  Index of Exhibits

                                                                          Page No. in
Exhibit No.                        Description                         Sequential System
-----------                        -----------                         -----------------
   3(i)        Articles of Incorporation, as amended, of National   (incorporated herein by
               Bankshares, Inc.                                     reference to Exhibit 3(a)
                                                                    of the Annual Report on
                                                                    Form 10-K for  fiscal year
                                                                    ended December 31, 1993)

   3(i)        Articles of Amendment to Articles of Incorporation   (incorporated herein by
               of National Bankshares, Inc., dated                  reference to exhibit 3(i)
               April 8, 2003.                                       of The  Annual Report on
                                                                    Form 10-K for the fiscal
                                                                    year ended December 31, 2003)

   4(i)        Specimen copy of certificate for National            (incorporated herein by
               Bankshares, Inc. common stock, $2.50 par value       reference to Exhibit 4(a)
                                                                    of the Annual Report on
                                                                    Form 10-K for fiscal year
                                                                    ended December 31, 1993)

   4(i)        Article Fourth of the Articles of Incorporation      (incorporated herein by
               of National Bankshares, Inc. included in             reference to Exhibit 4(b)
               Exhibit No. 3(a))                                    of the Annual Report on
                                                                    Form 10-K for fiscal year
                                                                    ended December 31, 1993)

 10(ii)(B)     Computer software license agreement dated            (incorporated herein by
               June 18, 1990, by and between Information            reference to Exhibit 10(e)
               Technology, Inc. and The National Bank of            of the Annual Report on Form
               Blacksburg                                           10-K for fiscal year ended
                                                                    December 31, 1992)

*10(iii)(A)    National Bankshares, Inc. 1999 Stock Option          (incorporated herein by
               Plan                                                 reference to Exhibit 4.3 of
                                                                    the Form S-8, filed as
                                                                    Registration No. 333-79979
                                                                    with the Commission on June 4,
                                                                    1999)

*10(iii)(A)    Employment Agreement dated January 2002 between      (incorporated herein by
               National Bankshares, Inc. and James G. Rakes         reference to Exhibit 10(iii)(A)
                                                                    of Form 10-Q for the period
                                                                    ended June 30, 2002)


*10(iii)(A)    Employment Lease Agreement dated August 14, 2002,    (incorporated herein by
               between National Bankshares, Inc. and                reference to Exhibit 10(iii)(A)
               The National Bank of Blacksburg                      of form 10-Q for the period
                                                                    ended September 30, 2002)

*10(iii)(A)    Change in Control Agreement dated January 5,         (incorporated herein by
               2003, between National Bankshares, Inc. and          reference to Exhibit 10 iii(A)
               Marilyn B. Buhyoff                                   of Form 10-K for the period
                                                                    ended December 31, 2002)

*10(iii)(A)    Change in Control Agreement dated January 8,         (incorporated herein by
               2003, between National Bankshares, Inc. and          reference to Exhibit 10 iii(A)
               F. Brad Denardo                                      of Form 10-K for the period
                                                                    ended December 31, 2002)

*10(iii)(A)    Change in Control Agreement dated June 1,            (incorporated herein by
               1998, between Bank of Tazewell County and            reference to Exhibit 10 iii(A)
               Cameron L. Forester                                  of Form 10-K for the period
                                                                    ended December 31, 2002)

   31(i)       Section 302 Certification of Chief                   Page 32
               Executive Officer

  31(ii)       Section 302 Certification of Chief                   Page 32
               Financial Officer

   32(i)       18 U.S.C. Section 1350 Certification of Chief        Page 34
               Executive Officer

  32(ii)       18 U.S.C. Section 1350 Certification of Chief        Page 34
               Financial Officer

* Indicates a management contract or compensatory plan required to be filed herein.

31