Form 10-Q
period 2004-09-30
NATIONAL BANKSHARES INC
filed 2004-11-09
CIK 796534

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

                For the quarterly period ended September 30, 2004


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

Yes  _X_      No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at November 5, 2004
------------------------------                  --------------------------------
Common Stock, $2.50 Par Value                             3,516,502


                         (This report contains 35 pages)

===============================================================================

                  18 NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                Index
Part I Financial Information
----------------------------                                          Page
Item 1   Financial Statements

         Consolidated Balance Sheets, September 30, 2004
           (Unaudited) and December 31, 2003                            3

         Consolidated Statements of Income for the Three Months         5
           Ended September 30, 2004 and 2003 (Unaudited)

         Consolidated Statements of Income for the Nine Months
           Ended September 30, 2004 and 2003 (Unaudited)                7

         Consolidated Statements of Changes in
           Stockholders' Equity, Nine Months Ended
           September 30, 2004 and 2003 (Unaudited)                      9

         Consolidated Statements of Cash Flows, Nine Months
           Ended September 30, 2004 and 2003 (Unaudited)               10

         Notes to Consolidated Financial Statements                    12

Item 2   Management's Discussion and Analysis of
           Financial Condition and Results of Operations               17

Item 3   Quantitative and Qualitative Disclosures about
           Market Risk                                                 29

Item 4   Controls and Procedures                                       29

Part II  Other Information
--------------------------
Item 1   Legal Proceedings                                             30

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds   30

Item 3   Defaults Upon Senior Securities                               30

Item 4   Submission of Matters to a Vote of
           Security Holders                                            30

Item 5   Other Information                                             30

Item 6   Exhibits                                                      30

Signatures                                                             30

Index of Exhibits                                                      30

                                     Part I
                              Financial Information
                          Item 1. Financial Statements

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2004 and December 31, 2003



                                                                           (Unaudited)            (Audited)
                                                                           September 30,         December 31,
($ In thousands, except share and per share data)                             2004                   2003
                                                                        ==================    ===================
Assets:
Cash and due from banks                                                           $16,206                $11,733
Interest-bearing deposits                                                           5,526                 36,220
Securities available for sale                                                     147,590                129,300
Securities held to maturity (fair value
 $111,712 in 2004 and $105,026 in 2003)                                           108,251                100,854
Mortgage loans held for sale                                                          557                    714
Loans:
     Real estate construction loans                                                24,209                 28,055
     Real estate mortgage loans                                                   115,046                 87,899
     Commercial and industrial loans                                              241,038                208,997
     Loans to individuals                                                          92,665                 82,742
                                                                        ------------------    -------------------
          Total loans                                                             472,958                407,693
     Less unearned income and deferred fees                                         (867)                   (896)
                                                                        ------------------    -------------------
          Loans, net of unearned income
           and deferred fees                                                      472,091                406,797
     Less allowance for loan losses                                               (5,835)                 (5,369)
                                                                        ------------------    -------------------
          Loans, net                                                              466,256                401,428
                                                                        ------------------    -------------------
Premises and equipment, net                                                        11,738                 10,094
Accrued interest receivable                                                         5,153                  4,610
Other real estate owned, net                                                        1,010                  1,663
Intangible assets and goodwill                                                     17,565                  9,958
Other assets                                                                        2,761                  1,986
                                                                        ------------------    -------------------
          Total assets                                                           $782,613               $708,560
                                                                        ==================    ===================

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits                                              $101,422                $83,671
Interest-bearing demand deposits                                                  189,712                172,370
Savings deposits                                                                   64,199                 53,084
Time deposits                                                                     334,958                316,253
                                                                        ------------------    -------------------
          Total deposits                                                          690,291                625,378
                                                                        ------------------    -------------------
Other borrowed funds                                                                2,214                    135
Accrued interest payable                                                              483                    489
Other liabilities                                                                   2,355                  1,917
                                                                        ------------------    -------------------
          Total liabilities                                                       695,343                627,919
                                                                        ------------------    -------------------




Stockholders' Equity Preferred stock of no par value.
       Authorized 5,000,000 shares;  none
       issued and outstanding                                                         ---                    ---
     Common stock of $2.50 par value.
       Authorized 10,000,000 shares;  issued and
       outstanding 3,516,502 shares in 2004 and
       3,515,377 in 2003                                                            8,791                  8,788
     Retained earnings                                                             76,861                 70,063
     Accumulated other comprehensive income, net                                    1,618                  1,790
                                                                         -----------------    -------------------
          Total stockholders' equity                                               87,270                 80,641
                                                                         -----------------    -------------------
          Total liabilities and
            stockholders' equity                                                 $782,613               $708,560
                                                                         =================    ===================

See accompanying notes to the consolidated financial statements.


                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                 Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                                                                          September 30,         September 30,
($ In thousands, except share and per share data)                             2004                   2003
                                                                        ==================     =================
Interest income:
Interest and fees on loans                                                         $7,837                $7,495
Interest on interest-bearing deposits                                                  23                    43
Interest on federal funds sold                                                         14                     5
Interest on securities - taxable                                                    1,654                 1,377
Interest on securities - nontaxable                                                 1,313                 1,342
                                                                        ------------------     -----------------
          Total interest income                                                    10,841                10,262
                                                                        ------------------     -----------------

Interest expense:
Interest on time deposits $100,000 or more                                            836                   710
Interest on other deposits                                                          2,053                 2,130
Interest on borrowed funds                                                             15                   ---
                                                                        ------------------     -----------------
          Total interest expense                                                    2,904                 2,840
                                                                        ------------------     -----------------
          Net interest income                                                       7,937                 7,422
Provision for loan losses                                                             293                   435
                                                                        ------------------     -----------------
          Net interest income after
           provision for loan losses                                                7,644                 6,987
                                                                        ------------------     -----------------

Noninterest income:
Service charges on deposit accounts                                                   824                   704
Other service charges and fees                                                         52                    65
Credit card fees                                                                      480                   416
Trust income                                                                          274                   253
Other income                                                                          131                    77
Realized securities gains, net                                                        104                     7
                                                                        ------------------     -----------------
          Total noninterest income                                                  1,865                 1,522
                                                                        ------------------     -----------------

Noninterest expense:
Salaries and employee benefits                                                      2,723                 2,396
Occupancy and furniture and fixtures                                                  473                   416
Data processing and ATM                                                               349                   310
Credit card processing                                                                398                   324
Intangibles amortization                                                              233                   238
Net costs of other real estate owned                                                   37                    19
Other operating expenses                                                            1,062                 1,001
                                                                        ------------------     -----------------
          Total noninterest expense                                                 5,275                 4,704
                                                                        ------------------     -----------------
Income before income tax expense                                                    4,234                 3,805
Income tax expense                                                                  1,019                   894
                                                                        ------------------     -----------------
          Net income                                                               $3,215                $2,911
                                                                        ==================     =================



        Net income per share - basic                                                $0.91                 $0.83
                                                                        ==================     =================
                           - diluted                                                 0.91                  0.82
                                                                        ==================     =================
        Weighted average number of common
          shares outstanding - basic                                            3,519,491             3,512,877
                                                                        ==================     =================
                           - diluted                                            3,536,965             3,534,615
                                                                        ==================     =================
          Dividends declared per share                                               $---                  $---
                                                                        ==================     =================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                                                                          September 30,         September 30,
($ In thousands, except share and per share data)                             2004                   2003
                                                                        ==================     =================
Interest income:
Interest and fees on loans                                                        $21,868               $22,766
Interest on interest-bearing deposits                                                 137                   180
Interest on federal funds sold                                                         15                    16
Interest on securities - taxable                                                    4,648                 4,177
Interest on securities - nontaxable                                                 3,987                 3,995
                                                                        ------------------     -----------------
          Total interest income                                                    30,655                31,134
                                                                        ------------------     -----------------

Interest expense:
Interest on time deposits $100,000 or more                                          2,294                 2,325
Interest on other deposits                                                          5,852                 7,248
Interest on borrowed funds                                                             16                     1
                                                                        ------------------     -----------------
          Total interest expense                                                    8,162                 9,574
                                                                        ------------------     -----------------
          Net interest income                                                      22,493                21,560
Provision for loan losses                                                             885                 1,277
                                                                        ------------------     -----------------
          Net interest income after
           provision for loan losses                                               21,608                20,283
                                                                        ------------------     -----------------

Noninterest income:
Service charges on deposit accounts                                                 2,234                 1,877
Other service charges and fees                                                        182                   206
Credit card fees                                                                    1,362                 1,210
Trust income                                                                        1,105                   757
Other income                                                                          311                   342
Realized securities gains, net                                                         91                     3
                                                                        ------------------     -----------------
          Total noninterest income                                                  5,285                 4,395
                                                                        ------------------     -----------------

Noninterest expense:
Salaries and employee benefits                                                      7,815                 7,161
Occupancy and furniture and fixtures                                                1,337                 1,248
Data processing and ATM                                                               913                   851
Credit card processing                                                              1,100                   949
Intangibles amortization                                                              699                   715
Net costs of other real estate owned                                                  149                    38
Other operating expenses                                                            2,997                 2,878
                                                                        ------------------     -----------------
          Total noninterest expense                                                15,010                13,840
                                                                        ------------------     -----------------
Income before income tax expense                                                   11,883                10,838
Income tax expense                                                                  2,772                 2,494
                                                                        ------------------     -----------------
          Net income                                                               $9,111                $8,344
                                                                        ==================     =================



        Net income per share - basic                                                $2.59                 $2.38
                                                                        ==================    ==================
                                    - diluted                                        2.57                  2.36
                                                                        ==================    ==================
        Weighted average number of common
        shares outstanding - basic                                              3,517,923             3,512,262
                                                                        ==================    ==================
                                    - diluted                                   3,538,280             3,531,819
                                                                        ==================    ==================
          Dividends declared per share                                              $0.63                 $0.54
                                                                        ==================    ==================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                     Accumulated
                                                                        Other
($ In thousands, except per              Common       Retained      Comprehensive    Comprehensive
 share data)                              Stock       Earnings         Income           Income         Total
                                       ============ ============== ================ ================ ===========
Balances, December 31, 2002                 $8,778        $62,525           $1,798                      $73,101

Net income                                     ---          8,344              ---           $8,344       8,344

Dividend ($0.54 per share)                     ---         (1,897)             ---              ---      (1,897)

Exercise of stock options                        4             25              ---              ---          29
Other comprehensive income, net of tax:

  Unrealized gains
   on securities
   available for sale, net
   of income tax $166                          ---            ---              ---             (307)        ---

   Reclass adjustment net
    of tax $1                                  ---            ---              ---               (2)        ---

                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive income                     ---            ---             (309)            (309)       (309)
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---           $8,035         ---
                                       ============ ============== ================ ================ ===========

Balances, September 30, 2003                $8,782        $68,997           $1,489                      $79,268
                                       ============ ============== ================ ================ ===========

Balances, December 31, 2003                 $8,788        $70,063           $1,790                      $80,641

Net income                                     ---          9,111              ---           $9,111       9,111

Dividends ($0.63 per share)                    ---         (2,216)             ---              ---      (2,216)

Exercise of stock options                       16            107              ---              ---         123

Other comprehensive income,
 net of tax

   Unrealized losses on
    securities available for
    sale, net of income tax
    ($61)                                      ---            ---              ---             (113)        ---

   Reclass adjustment net of
    income tax ($32)                           ---            ---              ---              (59)        ---
                                                                                               -----
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive income                     ---            ---             (172)            (172)       (172)
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---           $8,939         ---
                                       ============ ============== ================ ================ ===========
Common Stock repurchase                        (13)          (204)             ---                         (217)

Balances, September 30,2004                 $8,791        $76,861           $1,618                      $87,270
                                       ============ ============== ================ ================ ===========

See accompanying notes to consolidated financial statements.


                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                                                                             September 30,      September 30,
($In thousands)                                                                  2004               2003
                                                                          =================== =================
Cash flows from operating activities:
Net income                                                                            $9,111            $8,344

Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                           885             1,277
     Depreciation of premises and equipment                                              727               687
     Amortization of intangibles                                                         699               715
     Amortization of premiums and accretion of
     discount, net                                                                       200               383
     (Gains) Losses on sales and calls of securities
     available for sale, net                                                              27                (1)
     (Gains) on calls of securities held to maturity                                    (118)               (2)
     Losses and writedowns on other real estate owned                                    111                18
     (Increase) decrease in:
         Mortgage loans held for sale                                                    157               756
         Accrued interest receivable                                                    (543)             (759)
         Other assets                                                                  4,567                32
     Increase (decrease) in:
         Accrued interest payable                                                         (6)             (184)
         Other liabilities                                                               438              (196)
                                                                          ------------------- -----------------
          Net cash provided by operating
           activities                                                                 16,255            11,070
                                                                          ------------------- -----------------

Cash flows from investing activities:
Net increase in federal funds sold                                                       ---             1,591
Net decrease in interest-bearing
 deposits                                                                             30,694               488
Proceeds from calls, principal payments, sales and  maturities of
  securities available for sale                                                       19,982            19,825
Proceeds from calls, principal payments and maturities of
 securities held to maturity                                                           6,933            14,493

Purchases of securities available for sale                                           (20,221)          (26,514)
Purchases of securities held to maturity                                             (14,288)          (21,839)
Purchases of loan participations                                                      (1,114)           (2,051)
Collections of loan participations                                                       941             1,292
Net (increase) in loans to customers                                                 (26,269)           (3,992)
Acquisition of Community National Bank and First National   Bank -
  Southeast                                                                          (13,602)              ---
Proceeds from disposal of other real estate owned                                        970                81
Recoveries on loans charged off                                                          174               192
Purchase of premises and equipment                                                      (687)           (1,331)
Proceeds from disposal of premises and equipment                                           2               449
                                                                          ------------------- -----------------
          Net cash (used in) investing
           activities                                                                (16,485)          (17,316)
                                                                          ------------------- -----------------



Cash flows from financing activities:
Net increase (decrease) in other deposits                                              7,510            16,988
Net increase (decrease) in time deposits                                              (2,576)           (7,489)
Net increase(decrease)in other borrowed funds                                          2,079              (656)
Stock options exercised                                                                  123                29
Cash dividends                                                                        (2,216)           (1,897)
Common Stock repurchased                                                                (217)              ---
                                                                          ------------------- -----------------
      Net cash provided by financing
           activities                                                                  4,703             6,975
                                                                          ------------------- -----------------
Net increase in cash and due from banks                                                4,473               729
Cash and due from banks at beginning of period                                        11,733            12,316
                                                                          ------------------- -----------------
Cash and due from banks at end of period                                             $16,206           $13,045
                                                                          =================== =================


Supplemental disclosure of cash flow information
Cash paid for interest                                                                $8,168            $9,758
                                                                          =================== =================
Cash paid for income taxes                                                            $2,576            $2,509
                                                                          =================== =================
Loans charged to the allowance for loan losses                                        $1,091            $1,059
                                                                          =================== =================
Loans transferred to other real estate owned                                            $327              $502
                                                                          =================== =================
Unrealized (losses)on securities available for sale                                    $(265)            $(476)
                                                                          =================== =================

Transactions related to the acquisition of Community National Bank Increase in assets and liabilities:
        Investments                                                                  $10,052              $---
        Loans                                                                         40,371               ---
        Deposits                                                                      59,979               ---

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB), Bank of Tazewell County (BTC) and National Bankshares Financial Services, Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 2003 Form 10-K.

Note (2) Stock-Based Compensation

        At September 30, 2004, the Company had a stock-based employee compensation plan, which is described more fully in the Company's Form 10-K dated December 31, 2003. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                          Nine months ended          Three months ended
                                                            September 30,               September 30,
                                                     ---------------------------- --------------------------
($ In thousands, except per share data)                  2004           2003          2004         2003
---------------------------------------------------- -------------- ------------- ------------- ------------
Net income, as reported                                     $9,111     $8,344           $3,215     $2,911
----------------------------------------------------
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards                                                 (76)       (30)             (25)       (10)
---------------------------------------------------- -------------- ------------- ------------- ------------
Pro forma net income                                        $9,035     $8,314           $3,190     $2,901
---------------------------------------------------- -------------- ------------- ------------- ------------

Earnings per share:
    Basic-as reported                                        $2.59      $2.38            $0.91      $0.83
                                                     -------------- ------------- ------------- ------------
    Basic-pro forma                                          $2.57      $2.37            $0.91      $0.83

    Diluted-as reported                                      $2.57      $2.36            $0.91      $0.82
                                                     -------------- ------------- ------------- ------------
    Diluted-pro forma                                        $2.55      $2.35            $0.90      $0.82
---------------------------------------------------- -------------- ------------- ------------- ------------


        There were no stock options exercised during the third quarter. There were no stock options granted or forfeited during the period. For the quarter ended September 30, 2004, $16,500 options were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

Note (3) Acquisitions
        On December 24, 2003, the Company's BTC subsidiary entered into an agreement to acquire the loans and assume the deposit liabilities of the Richlands, Virginia branch office of FNB Southeast of Reidsville, North Carolina (FNB-SE). BTC received approval for this transaction from its primary regulator, the Federal Reserve Bank, on February 18, 2004. The transaction, which did not include the purchase of fixed assets, was closed in the second quarter of 2004. The purchase and assumption added approximately $7.2 million in loans and approximately $15.0 million in deposits. The Company determined that the transaction did not constitute the acquisition of a business, and therefore it has been accounted for under the provisions of SFAS No. 147, Acquisitions of Certain Financial Institutions.
        The Company's NBB subsidiary entered into an agreement with The South Financial Group of Greenville, South Carolina on February 2, 2004. The contract provided that NBB would purchase substantially all of the assets and assume all of the liabilities of The South Financial Group's wholly-owned subsidiary, Community National Bank located in Pulaski, Virginia (CNB). This transaction closed in June of 2004 at a purchase price of $12.85 million. It added approximately $60 million in deposits and approximately $69 million in total assets. Any goodwill and intangible assets arising from the transaction have been accounted for under the provisions of SFAS No. 142 Goodwill and other Intangible Assets. The transaction resulted in the addition of approximately $6.2 in goodwill and $1.3 million in core deposit intangible.
        The results of operations are included in the financial statement from the date of acquisition.

Note (4)   Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                                For the periods ended
                                                         September 30,            December 31,
                                                           2004           2003              2003
                                                  ============== ============== =================
($In thousands, except for % data)
Balance at beginning of period                           $5,369         $5,092            $5,092
Provision for loan losses                                   885          1,277             1,691
Loans charged off                                        (1,091)        (1,059)           (1,660)
Acquisition of CNB                                          498            ---               ---
Recoveries                                                  174            192               246
                                                  -------------- -------------- -----------------
Balance at the end of period                             $5,835         $5,502            $5,369
                                                  ============== ============== =================
Ratio of allowance for loan losses to   the end
  of period loans net of unearned income and
  deferred fees                                           1.24%          1.33%             1.32%
                                                  ============== ============== =================
Ratio of net charge-offs to average loans, net
  of unearned income and deferred fees(1)
                                                           .28%           .28%              .34%
                                                  ============== ============== =================
Ratio of allowance for loan losses to
  nonperforming loans(2)                              1,220.71%      2,895.79%         1,516.67%
                                                  ============== ============== =================

(1)     Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                                             September 30,        December 31,
                                                          2004         2003           2003
                                                     ============= ============ ================
($In thousands, except % data)

Nonperforming Assets:
Nonaccrual loans                                             $478         $190             $354
Restructured loans                                            ---          ---              ---
                                                     ------------- ------------ ----------------
     Total nonperforming loans                                478          190              354
Foreclosed property                                         1,010          940            1,663
                                                     ------------- ------------ ----------------
     Total nonperforming assets                            $1,488       $1,130           $2,017
                                                     ============= ============ ================
Ratio of nonperforming assets to loans, net of
  unearned income and deferred fees, plus other
  real estate owned                                          .31%         .27%             .49%
                                                     ============= ============ ================
 Past due 90 days or more and
  still accruing                                           $1,121       $2,207             $931
                                                     ============= ============ ================
 Ratio of loans past due 90 days or
  more and still accruing to loans, net
   of unearned income and deferred fees                      .24%         .53%             .23%
                                                     ============= ============ ================
 Total impaired loans                                        $478         $380             $871
                                                     ============= ============ ================
 Impaired loans with a
  valuation allowance                                         $64          ---             $506
 Valuation allowance                                          (64)         ---             (135)
                                                     ------------- ------------ ----------------
 Impaired loans net of allowance                             $---          ---             $371
                                                     ============= ============ ================
 Impaired loans with no
  valuation allowance                                        $414         $380             $365
                                                     ============= ============ ================
 Average recorded investment
  in impaired loans                                          $663         $224             $353
                                                     ============= ============ ================
 Income recognized on impaired
  loans                                                      $---          $19              $66
                                                     ============= ============ ================
 Amount of income recognized
  on a cash basis                                            $---          ---              ---
                                                     ============= ============ ================

Note (5) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of September 30, 2004 are as follows:

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ In thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
  U.S. Treasury                                   $4,041               $51               $21             $4,071
  U.S. Government agencies and
     corporations                                  7,836                90                 1              7,925
  State and political
     subdivisions                                 78,329             2,463               296             80,496
  Mortgage-backed
     securities                                   15,859               371                10             16,220
  Corporate debt
     securities                                   34,889               674               424             35,139
  Federal Reserve Bank stock-
restricted                                           209               ---               ---                209
  Federal Home Loan
     Bank stock-restricted                         1,553               ---               ---              1,553
  Other securities                                 1,834               143               ---              1,977
                                        ----------------- ----------------- ----------------- ------------------

     Total securities
       available for sale                       $144,550            $3,792              $752           $147,590
                                        ================= ================= ================= ==================


        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of September 30, 2004 are as follows:

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
                                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
  U.S. Government agencies and
     corporations                                $15,975               $84               $93            $15,966
  State and political
     subdivisions                                 56,660             2,107                18             58,749
  Mortgage-backed
     securities                                    3,525               147                 1              3,671
  Corporate securities                            32,091             1,462               227             33,326
                                        ----------------- ----------------- ----------------- ------------------

     Total securities
         held to maturity                       $108,251            $3,800              $339           $111,712
                                        ================= ================= ================= ==================

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost

 ($ in Thousands)                               Nine Months Ended                  Three Months Ended
                                                  September 30,                       September 30,
                                                    2004       2003                    2004       2003
                                                    ----       ----                    ----       ----
Service cost                                        $372       $321                    $124       $107
Interest cost                                        402        375                     134        125
Expected return on plan assets                      (375)      (315)                   (125)      (105)
Amortization of prior service cost                     6          6                       2          2
Recognized net actuarial loss                         90         84                      30         28
Amortization of transition cost                       (9)        (9)                     (3)        (3)
                                               ---------- ----------            ------------ ----------
                                               ---------- ----------            ------------ ----------
Net periodic benefit cost                           $486       $462                    $162       $154
                                               ========== ==========            ============ ==========

Employer Contributions

        Bankshares previously disclosed in its financial statements for the year ended December 31, 2003, an estimated minimum contribution of $623,000 to its pension plan in 2004. That estimate has since been revised and Bankshares now expects to contribute $522,000 to the pension plan for 2004. As of September 30, 2004, the Company has made contributions totaling $334,000. Bankshares anticipates making all required contributions prior to the end of 2004.

Note (7) Recent Accounting Announcements


        On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments ("IRLC"), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, "Scope Exceptions:
When a Loan Commitment is included in the Scope of Statement 133." Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company's consolidated financial position or consolidated results of operations.


          Emerging Issues Task Force Issue No. 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of "other -than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.


        On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

        EITF No. 03-16, "Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004." APB Opinion No. 18, "The Equity Method of Accounting Investments in Common Stock," prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, "Investments in Partnerships Ventures," of Opinion 18, indicates that "many of the provisions of the Opinion would be appropriate in accounting" for partnerships. In EITF Abstracts, Topic No. D-46, "Accounting for Limited Partnership Investments," the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.



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

Core deposit intangibles

        Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged and amortized over its estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.
        In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows and to the impairment recognition and measurement provisions required for other long-lived assets held and used.
     An outside evaluation of the intangible assets associated with the recent CNB acquisition has been conducted. The evaluation recognized as core deposit intangible approximately $1,354.

Overview

     National Bankshares, Inc. (NBI) is a financial holding company located in Southwest Virginia. It conducts operations primarily through two full-service banking affiliates, the National Bank of Blacksburg and Bank of Tazewell County. It also has one nonbanking affiliate, National Bankshares Financial Services, Inc., which offers investment and insurance products. Net income derived from the nonbanking affiliate is not significant at this time or for the foreseeable future. NBI is primarily a community bank holding company.

Performance Summary

     The following table shows NBI's key performance ratios for the nine months ended September 30, 2004 and December 31, 2003 and 2002:

                                                   September 30, 2004   December 31, 2003     December 31, 2002
------------------------------------------------- -------------------- -------------------- ----------------------
Return on average assets                                        1.64%                1.64%                  1.53%
------------------------------------------------- -------------------- -------------------- ----------------------
Return on average equity                                       14.60%               14.77%                 14.33%
------------------------------------------------- -------------------- -------------------- ----------------------
Net interest margin (1)                                         4.73%                4.82%                  4.74%
------------------------------------------------- -------------------- -------------------- ----------------------
Noninterest margin (2)                                          1.77%                1.81%                  1.84%
------------------------------------------------- -------------------- -------------------- ----------------------
Basic net earnings per share                                    $2.59                $3.26                  $2.85
------------------------------------------------- -------------------- -------------------- ----------------------
Fully diluted net earnings per share                            $2.57                $3.24                  $2.84
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

     Earnings for the period ending September 30, 2004 were $9,111 up $9.19% from the same period in 2003. As illustrated in the above table, the return on average assets continues at the previous year's level. The return on average equity has declined, in part, because of an increase in capital due to earnings.
Since the Company pays semi-annual dividends, capital builds in the first and third quarters, which reduces the return on average equity. In the second and fourth quarters the payout of capital for dividends has a positive effect. Unrealized gains and losses on securities available for sale, which can fluctuate by a substantial amount, can also affect the return on average equity.
     The interest margin and noninterest margin have remained relatively stable, declining 9 basis points and 4 basis points, respectively.
     The yield on earning assets declined by 47 basis points while the cost to fund the earning assets declined by 38 points.
     Basic earnings per share were $2.59 for the period ending September 30, 2004 and $2.38 for the period ending September 30, 2003.
     Overall profitability indicators remain stable or improving. Management believes that the current trend will continue in the short term, providing that interest rates remain stable. Rising interest rates may have an adverse affect on profitability in the short to intermediate term, especially if such rate increases move to substantially higher levels in a short period of time. Based on current information, rate increases are not expected to rise sharply. (See the discussion on "Net Interest Income" for more information.)

Growth

        The following table shows NBI's key growth indicators:

                    September 30, 2004  December 31, 2003   December 31, 2002
------------------ -------------------- ------------------ --------------------
Securities             $255,841             $230,154             $219,294
------------------ -------------------- ------------------ --------------------
Loans, net              466,256              401,428              404,247
------------------ -------------------- ------------------ --------------------
Deposits                690,291              625,378              608,271
------------------ -------------------- ------------------ --------------------
Total assets            782,613              708,560              684,935
------------------ -------------------- ------------------ --------------------

     Bank-owned securities have increased by $25,687 in 2004. Approximately $10,100 was due to the purchase of substantially all of the assets of the Community National Bank, Pulaski, VA (CNB) in the latter part of the second quarter.
     Net loans increased by $64,828 in 2004. Loans assumed in the CNB transaction totaled approximately $40,400 and $7,200 in the purchase and assumption of certain assets and liabilities of the Richlands, Virginia office of FNB Southeast (FNB-SE). (See the discussion on "Net Interest Income" for more details.)

    Deposits increased in 2004 by $64,913. Deposits acquired in the CNB transaction were approximately $60,000 and $15,000 in the FNB-SE branch purchase.
     Total assets increased $74,053 in the first nine months of 2004, mostly because of the CNB and FNB-SE transactions.

Asset Quality

        Key asset quality indicators are shown below:

                                               September 30, 2004   December 31,2003   December 31, 2002
--------------------------------------------- ------------------- ------------------- -------------------
Nonperforming loans                                  $478                $354                $288
--------------------------------------------- ------------------- ------------------- -------------------
Loans past due over 90 days                         1,121                 931                 977
--------------------------------------------- ------------------- ------------------- -------------------
Other real estate owned                             1,010               1,663                 537
--------------------------------------------- ------------------- ------------------- -------------------
Allowance for loan losses to loans                  1.24%               1.32%               1.24%
--------------------------------------------- ------------------- ------------------- -------------------
Net charge-off ratio                                 .28%                .34%                .35%
--------------------------------------------- ------------------- ------------------- -------------------

        Asset quality remains good, with only the nonperforming loans category showing a $12 increase. Management works intensively with delinquent borrowers to attempt to bring nonperforming loans back to performing status. When these efforts are unsuccessful, management is moving quickly to liquidate loan collateral and to institute legal collection activities.
        The net charge-off ratio has declined from levels at year-end 2003. Loans past due ninety days or more were $1,121 at September 30, 2004, up slightly from the $931 at December 2003 and the $977 at December 31,2002.

Net Interest Income

        Net interest income for the period ended September 30, 2004 was $22,493, an increase of $933 or 4.33%. The net interest margin was 4.73% for the period ended September 30, 2004 and 4.83% for the period ended September 30, 2003.
        During the past two years the Company has benefited from a relatively long period of low interest rates, which has no recent precedent. The trend continued into the first half of 2004. In June of 2004, the Federal Reserve Board raised the federal funds rates 25 basis points, signaling the start of a higher interest rate environment. Since then additional rate increases have occurred, with more expected. Many forecasters agree that interest rates will trend upward in small increments over the next several quarters. However, the impact of world events, such as but not limited to, oil prices, problems in the Middle East and terrorist related activities, could negatively impact the national economy and alter plans for future interest rate increases. If such events were to occur the Company, together with the entire banking industry, could be affected to some extent.
        The general impact of a rising interest rate scenario on the Company's balance sheet follows.

        Federal Funds Sold and Interest-bearing Deposits - These are overnight funds used primarily for liquidity purposes. They mature daily and, accordingly, interest rates change daily, which is advantageous in a period of rising interest rates. However these funds yield low interest, making other investments more attractive from an earnings standpoint.

        Securities Available for Sale - This category provides a higher level of earnings than overnight funds and can under certain circumstances be a source of liquidity and also demonstrate the ability to re-price. While these securities can be sold to provide liquidity and for interest rate sensitivity purposes, temporary declines in fair market value due to rising interest rates may make it unprofitable to sell the securities. In addition, embedded call features may not be activated during periods of high rates, leaving the Company with a "hold" or "sell" decision. See page 26 of the Company's 2003 Form 10-K for re-pricing data.

        Securities Held to Maturity - Because of its nature, this category of investments is not necessarily structured to be a source of liquidity or to moderate interest rate sensitivity. These securities must be held to maturity except under extenuating circumstances. In a rising rate environment, the difference in the amount of interest income earned and the cost to fund the securities decreases. In other words, net interest income from these investments declines. Embedded call features may not be activated during periods of high rates. See the Company's 2003 Form 10-K for re-pricing data.


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

        Loans - While the low rate environment of the recent past is more conducive to loan production than periods of extremely high interest rates, interest rates that are unusually low are a sign of a weak or a recovering economy. Ideal volumes may in fact be achieved in a more robust economy in which more moderate rate levels exist. If the economy continues to recover as forecast, higher loan volumes would have a positive impact on net interest income.
        Of particular concern is the area of loans to individuals, which has been in a downward trend for several quarters, with the only growth coming from loans acquired in purchase and assumption transactions. Management believes the decline is due to several reasons.
o General economic conditions and the lack of employment in portions of the Company's market area.
o A decline in consumer requests for new car financing because of special incentives offered by automobile companies.
o Consumers' use of credit cards and home equity lines with higher credit limits.
o Consumers taking advantage of low mortgage rates to refinance home mortgages to obtain funds that might otherwise have been borrowed through a consumer loan.
        A reversal of this trend may occur to some extent as economic conditions change and higher interest rates make mortgage refinancing less appealing. However, management believes that the automotive related financing offers and competition from the credit card sector will remain. Since loans to individuals are generally higher yielding, this trend will not have a favorable effect on net interest income.

Interest Expense

        During periods of rising interest rates, interest-bearing demand deposits, and to a lesser degree savings deposits, migrate to higher rate, longer-term time deposits. Generally, as rates climb, more migration occurs. Given their re-pricing characteristics, interest-bearing demand deposits readily respond to any interest rate movement. In other words, increases or decreases in interest expense can occur quite quickly.
        With a definite bias towards higher interest rates in the future, it is expected that the net interest margin will decline, at least temporarily, in response to rising interest rates. As previously stated, the ultimate impact of rising interest rates is dependent upon the number of rate increases, the amount of such and the level to which they ultimately rise is a matter of uncertainty.

Provision and Allowance for Loan Losses

        The provision for loan losses for the period ended September 30, 2004 was $885, a decrease of $392 from the September 30, 2003 provision expense of $1,277.

        Nonperforming assets at September 30, 2004 were $1,488 and $2,017 at December 31, 2003. Of the nonperforming assets outstanding at September 30, 2004, $478 was in nonaccrual loans and $1,010 was in foreclosed properties.
        Efforts specifically designed to focus on and work intensively with delinquent borrowers have been undertaken. When these efforts have been unsuccessful, other more stringent legal collection measures and foreclosures have been initiated.
        Depending on the type of property and/or the circumstances surrounding a particular credit, the time to deal with each situation may vary widely. Hence, management cannot predict with any degree of certainty at what point in the future problems associated with these credits will be resolved. Based on current information, management believes that the volume of problem credits are at or near their peak.
        Loans ninety days past due and still accruing were $1,121 at September 30, 2004 and $931 at December 31, 2003.
        The ratio of the allowance for loan losses to loans net of unearned income and deferred fees was 1.24% at September 30, 2004, which compares to 1.32% at December 31, 2003.
        The annualized ratio of net charge-offs to loans net of unearned income was .28% at September 30, 2004 and .34% at December 31, 2003.

Noninterest Income

                                       September 30, 2004      September 30, 2003        September 30, 2002
----------------------------------- ----------------------- ------------------------ ---------------------------
Service charges on deposits                         $2,234                   $1,877                      $1,678
----------------------------------- ----------------------- ------------------------ ---------------------------
Other service charges and fees                         182                      206                         202
----------------------------------- ----------------------- ------------------------ ---------------------------
Credit card fees                                     1,362                    1,210                       1,040
----------------------------------- ----------------------- ------------------------ ---------------------------
Trust fees                                           1,105                      757                         718
----------------------------------- ----------------------- ------------------------ ---------------------------
Other income                                           311                      342                         416
----------------------------------- ----------------------- ------------------------ ---------------------------
Realized securities gains/losses                        91                        3                         343
----------------------------------- ----------------------- ------------------------ ---------------------------

        Noninterest income is comprised of several categories. Following is a description of each, as well as the factors that influence each.

        Service charges on deposit accounts consist of a variety of charges imposed on demand deposits, interest-bearing deposits and savings deposit accounts. These include, but are not limited to, the following:
o       Demand deposit monthly activity fees
o Service charges for checks for which there are non-sufficient funds or overdraft charges o ATM transaction fees
The principal factors affecting current or future income are:
o       Internally generated growth
o       Acquisitions of other banks/branches or de novo branches
o       Adjustments to service charge structures
        In 2003, the Company made certain changes to its service charge structure. These changes were not in effect in the first quarter of 2003. The remainder of the increase was due to volume, combined with routine charge-offs. Revenues are expected to continue to grow if, for no other reason, than the two recent acquisitions. See the comments under "Acquisitions."

        Other service charges and fees consist of several categories. The primary categories are listed below.
o       Fees for the issuance of official checks
o       Safe deposit box rent o Income from the sale of customer checks
o       Income from the sale of credit life and accident and health insurance

        Levels of income derived from these categories vary. Fees for the issuance of official checks and customer check sales tend to grow as the existing franchise grows and as new offices are added. Fee schedules, while subject to change, generally do not alone yield a significant or discernable increase in income when adjusted. The most significant growth in safe deposit box rent also comes with an expansion of offices. Safe deposit box fee schedules, which are already at competitive levels, are occasionally adjusted. Income derived from the sale of credit life insurance and accident and health insurance varies with loan volumes.

 Credit card fees consist of three types of revenues as follows:
o       Credit card transaction fees
o       Debit card transaction fees
o       Merchant fees
 In all three cases, volume is critical to growth in income. For debit and credit cards the number of accounts, whether obtained from internal growth or by acquisition, is the key factor. Merchant fees also depend on the number of merchants in the Company's program, as well as the type of business and the level of transaction discounts associated with them.

        Trust income is somewhat dependent upon market conditions and the number of estate accounts being handled at any given point in time. Financial market conditions, which affect the value of trust assets managed, can vary, leading to fluctuations in the related income. Over the past few years and into 2004, the financial markets have experienced a significant degree of volatility.
        Of the $348 increase, approximately $229 was attributable to income from the settlement of estates. Improvement in market conditions accounts for the majority of the remaining increase.

        The other income category is used for types of income that cannot be classified with other forms of noninterest income. The category includes such things as:
o       Net gains on the sale of fixed assets
o       Rent on foreclosed property
o       Income from cash value life insurance
o       Other infrequent or minor forms of income
o       Revenue from investment and insurance sales
Given the nature of the items included in this category, it is difficult to determine trends or patterns. Items warranting discussion are usually non-recurring in nature.
        Other income for the first three quarters of 2004 was down $31 when compared to the first three quarters of 2003. Two items unique to 2003 accounted for a large part of the decrease. The first was a $40 rebate received by an affiliate bank from a vendor. The second was a dividend paid to the Company's financial services affiliate.
        Net realized gains on securities at September 30, 2004 were $91 and were the results of called or sold securities offset by write downs in certain equity securties.

 Noninterest Expense

                                     September 30, 2004      September 30, 2003         September 30, 2002
--------------------------------- ----------------------- -------------------------- ---------------------------
Salaries and employee benefits             $7,815                  $7,161                      $6,680
--------------------------------- ----------------------- -------------------------- ---------------------------
Occupancy and furniture and
  fixtures                                  1,337                   1,248                       1,260
--------------------------------- ----------------------- -------------------------- ---------------------------
Data processing and ATM                       913                     851                         849
--------------------------------- ----------------------- -------------------------- ---------------------------
Credit card processing                      1,100                     949                         764
--------------------------------- ----------------------- -------------------------- ---------------------------
Intangibles and goodwill
  amortization                                699                     715                         716
--------------------------------- ----------------------- -------------------------- ---------------------------
Net costs of other real estate
  owned                                       149                      38                         139
--------------------------------- ----------------------- -------------------------- ---------------------------
Other operating expenses                    2,997                   2,878                       2,709
--------------------------------- ----------------------- -------------------------- ---------------------------

       Noninterest expense includes several categories. Following is a brief description of the factors that affect each.

        In addition to employee salaries, the salaries and benefits expense category includes the costs of employment taxes and employee fringe benefits. Certain of these are:
o       Health insurance
o       Employee life insurance
o       Dental insurance
o       Executive compensation plans (1)
o       Pension plans (1)
o       Employee stock option plan (1)
o       Employer FICA
o       Unemployment taxes
(1) See the 2003 Form 10-K and the Proxy Statement for the 2004 Annual Stockholders meeting for further information.
        For the first three quarters of 2004, salary and benefits expense was up $654. Routine salary increases and health insurance cost increases contributed to the increase.
        Of more significance are the recent purchase and assumption transactions. While the FNB-SE branch acquisition added no employees to the payroll, the CNB purchase and assumption initially added twenty-one employees. Because the Company's NBB subsidiary is operating the former CNB office as a branch office, many former CNB employees were retained in their previous positions. Some former CNB employees hold jobs that are performed elsewhere at NBB and they have moved to those positions as the need arose.

        Occupancy costs include such items as depreciation expense, maintenance of the properties, repairs and real estate taxes. This category is most affected by new property acquisitions resulting from mergers, branch purchases or construction of new branch facilities. Conversely, expense can be lowered by branch office consolidations or closures, which though infrequent, have occurred. On occasion repairs and other expense items can rise to significant levels, though not frequently. This category increased $89 when the first nine months of 2004 and 2003 are compared. The CNB purchase and assumption transaction did not add significantly to this category because it was completed very near the end of the second quarter.

        The Company maintains its own data processing facility and has ATM's at twenty-two subsidiary bank offices and other locations. Costs to operate these are reflected in this category and include depreciation, maintenance, communication lines and certain supplies.
        Data processing costs were up $62 when the first half of 2004 is compared to the same period in 2003. While these cost increases are nominal, larger increases are expected because of the completion of the two previously mentioned purchase and assumption transactions. The first purchase and assumption transaction was quite small and has not greatly impacted data processing and ATM expense. The second acquisition involved the assets and liabilities of an existing bank, including assumption of its existing data processing contract, which will remain until mid 2005. Assumption of this contract increased monthly costs by approximately $12-$15. While the contract terminates in mid 2005, no substantial decreases in processing costs are expected, as the company's primary data processing contract allows for incremental increases. The Company also added three ATM's at its bank affiliates during the second quarter of 2004.

        Credit card processing includes costs associated with the processing of credit cards, debit cards and merchant transactions. These expenses are related to credit card income previously discussed in the "Noninterest Income" section, and the comments in that section are applicable.

        At September 30, 2004 the net cost of other real estate owned was $149. Expense has risen steadily for the past three years. The September 30, 2004 costs are not necessarily indicative of the full year for 2004. Other real estate owned at September 30, 2004 was $1,010, which compares to $1,663 at December 31, 2003 and $537 at December 31, 2002. Given the number of foreclosures, it is likely that higher costs could continue for 2004, possibly into 2005.

        Other operating expenses include all other forms of expense not classified elsewhere in the Company's statement of income. Included in this category are such items as stationery and supplies, franchise taxes, contributions, telephone, postage and other operating costs. Many of the expenses included in this category are relatively stable or moderately increase with inflation from year to year. However, there are some items included in the category, such as other losses and charge-offs and repossession expense, which can vary from time to time. While many of the items in this category have identifiable trends, others may have frequent nonrecurring items or items that occur at no particular frequency. This category was also affected by the recent acquisitions. Categories such as stationery and supplies, telephone, and postage all increase when new offices are acquired.
        Overall cost for this category increased 4.35%, when the periods ending September 30, 2004 and September 30, 2003 are compared.

Income Taxes

        In 2003 the Company moved from the 34% tax rate to 35%. In addition to the actual taxes paid, this change affected other areas including the book tax provision, deferred taxes and tax equivalency calculations.

Balance Sheet

        Year-to-date daily averages for the major balance sheet categories are as follows:

Assets                                   September 30, 2004   December 31, 2003
---------------------------------------- -------------------  -----------------
Federal funds sold                                   $351            $1,320
Interest-bearing deposits                          17,792            21,958
Securities available for sale                     141,575           125,042
Securities held to maturity                       107,293           103,962
Mortgage loans held for sale                          572             1,159
Real estate construction loans                     22,447            29,575
Real estate mortgage loans                        104,489            84,363
Commercial and industrial loans                   222,008           207,855
Loans to individuals                               85,999            90,365
Total Assets                                     $741,743          $697,012

Liabilities and stockholders equity
----------------------------------------
Noninterest-bearing demand deposits               $89,622           $79,760
Interest-bearing demand deposits                  182,949           167,428
Savings deposits                                   57,459            51,646
Time deposits                                     324,784           317,989
All other borrowings                                  482               194
Shareholders' equity                              $83,372           $77,486

        Securities available for sale increased by $16,533 from December 31, 2003, while securities held to maturity increased by $3,331.
        As shown in the statement of cash flow, of that increase $10,232 was attributable to the CNB transaction. During the first three quarters of 2004, $281 in securities held to maturity were sold. This represents the sale of one issue and was prompted by credit quality concerns.

The mix of loan categories at September 30, 2004 and December 31, 2003 is shown in the following table.

                                                  September 30, 2004      December 31, 2003
------------------------------------------ ------------------------- ---------------------------
Construction loans (1)                                      $24,209                     $28,055
------------------------------------------ ------------------------- ---------------------------
Real estate loans                                           115,046                      87,899
------------------------------------------ ------------------------- ---------------------------
Commercial and industrial loans                             241,038                     208,997
------------------------------------------ ------------------------- ---------------------------
Loans to individuals                                         92,665                      82,742
------------------------------------------ ------------------------- ---------------------------

(1) All categories shown reflect gross loans at period-end.

        The volume of mortgage loans held for sale is directly related to interest rate levels. Activity generally peaks during periods of low interest rates, declining as interest rates rise. Period-end balances are not indicative of volume, as loans are constantly being originated and sold. The balance shown at period-end reflects only loans held by NBB for which there are purchase commitments from investors, but which have not yet been funded. At September 30, 2004 there were approximately $3,838 in commitments to extend mortgage loans outstanding.
        Construction loans were $24,209 at September 30, 2004 and $28,055 at December 31, 2003, a decrease of $3,846. This category tends to fluctuate because of demand and with the seasons. Demand may vary because of economic conditions. Completion of construction projects generally occurs within one year, at which time permanent financing through one of the Company's banking affiliates or another lender is obtained. Loans for which the Company retains permanent financing move into the commercial and industrial loan or mortgage loan categories.
        Real estate loans at September 30, 2004 were $115,046, which represents an increase of $27,147 from December 31, 2003. Loans in this category are for one-to-four family housing and are loans the banking affiliates elected to retain rather than sell on the secondary market. Of that increase, approximately $13.0 million were acquired from CNB and $2.6 million acquired from FNB-SE.
        Commercial and industrial loans were $241,038 at September 30, 2004, which represents an increase of $32,041 from December 31, 2003. Included in this category are loans for working capital, equipment, commercial real estate and other loans for legitimate business needs. The CNB transaction accounted for approximately $14.0 million of this growth and the FNB-SE acquisition $2.4 million. See Footnote 15 of the Company's 2003 Form 10-K for information related to "Concentrations of Credit". Historically, growth in this category has been satisfactory, and based on present knowledge, no adverse trends are anticipated.
        Loans to individuals increased by $9,923 when September 30, 2004 is compared to December 31, 2003. Growth attributable to the CNB transaction was approximately $5.3 million and $2.2 million from FNB-SE. Growth rates in this category have experienced a downward trend, with most growth observed in this area being the result of acquisitions. See the comments under the caption "Net Interest Income" in this report.
        At September 30, 2004 total deposits were $690,291 compared to $625,378 at December 31, 2004. Of the $64,913 net increase, approximately $60 million came from CNB and $15 million from FNB-SE, which were partially offset by deposit runoff.

Liquidity and Capital Resources

        Net cash provided by operating activities was $16,255 for the period ended September 30, 2004, which compares to $11,070 for the same period the previous year.
        Net cash used in investing activities was $16,485 provided for the period ended September 30, 2004, and $17,316 used for the period ended September 30, 2003.
        The Company used approximately $13,602 in acquisitions, and it had no acquisitions in 2003.
        Net cash provided in financing activities was $4,703 for the period ending September 30, 2004. The substantial changes in cash used in investing activities and cash provided by financing activities are due to the CNB and FNB-SE transactions.
        Included in the supplemental cash flow data is interest paid on deposits, which declined substantially when the periods September 30, 2004 and

September 30, 2003 are compared. The decrease is due to a decline in interest expense due to the lower interest rate environment.
        The Company has other available sources of liquidity. They include lines of credit with a correspondent bank, advances from the Federal Home Loan Bank, and Federal Reserve Bank discount window borrowings.
        Management is unaware of any commitment that would have a material and adverse effect on liquidity at September 30, 2004.
        Total shareholders' equity grew by $6,629 from December 31, 2003 to September 30, 2004. Earnings net of the change in unrealized gains and losses for securities available for sale and dividends paid accounted for most of the increase. Stock options exercised provided $123. During the third quarter the Company repurchased 5,000 shares of the common stock for $217. The Tier I and Tier II risk-based capital ratios at September 30, 2004 were 11.96% and 12.99%, respectively.

Derivatives

        The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high- risk derivative products. The Company has investments in collateralized mortgage obligations, structured notes and other similar instruments that are included in securities available for sale and securities held to maturity. The fair value of these investments at September 30, 2004 was approximately $2,760. Amortized cost for these securities was approximately $2,655.


 Management Discussion and Analysis of the Financial Condition and results of operations for the three months ended September 30, 2004.

Performance Summary

The following table shows NBI's performance ratios for the three months ended September 30, 2004 and September 30, 2003

                                              September         September
                                               30,2004           30,2003
------------------------------------------ ----------------- ----------------
Return on Average Assets                         1.63%            1.66%
------------------------------------------ ----------------- ----------------
Return on Average Equity                        15.24%           14.78%
------------------------------------------ ----------------- ----------------
Net Interest Margin                              4.70%            4.86%
------------------------------------------ ----------------- ----------------
Basic Net Earnings per Share                     $0.91            $0.83
------------------------------------------ ----------------- ----------------
Fully diluted Net Earnings per Share             $0.91            $0.82
------------------------------------------ ----------------- ----------------

As can be seen by the above data, these key indicators have been relatively stable. The return on equity has increased slightly. Earnings per share data reflects the continued growth in net income.

        Following is a comparison of quarter-to-date daily averages for related categories.

                                     September        September
                                      30,2004          30,2003
              ------------------- ---------------- -----------------
               Securities                $256,727          $228,794
              ------------------- ---------------- -----------------
              Loans, net                  465,806           409,307
              ------------------- ---------------- -----------------
              Deposits                    697,119           616,574
              ------------------- ---------------- -----------------
              Total Assets                786,220           697,216
              ------------------- ---------------- -----------------

As can be seen by the above data, the Company has experienced solid growth when the two quarters are compared. Much of the growth experienced was due to the acquisition of the FNB-SE branch loans and deposits by the Company's BTC affiliate that was completed in April of 2004. The CNB transaction that occurred in the second quarter also had a positive impact on those averages.

Net Income

        Net income for the third quarter of 2004 was $3,215 compared to $2,911 for the same period in 2003. This result is a $.09 increase in Diluted Earnings per Share.

        While the FNB-SE transaction had a small unquantifiable effect upon net income in the third quarter of 2004, the CNB transaction has had a positive affect, though the exact amount can not be quantified.

Net Interest Income

        Net interest income rose by $515 when the third quarters of 2004 and 2003 are compared. Overall interest income increased by $579, while interest expense increased by $64. The ongoing effect of the low interest rate environment is apparent. Previous comments in the discussion of year-to-date "Net Interest Income" section apply.

Provision for Loan Losses

        The provision for loan losses was down $142 when the two periods are compared.

Noninterest Income

        Overall noninterest income increased by $343 or 22.54%. Areas experiencing the greatest change are as follows:
o       Service charges on deposits         increased $120
o       Credit Card processing              increased $ 64
o       Trust income                        increased $ 21

        General comments made in the year-to-date discussion apply. The increases in service charges on deposits are attributed in part to deposits acquired from CNB, which account for $82 of the $120 increase. There were no material non-routine items in the third quarter of 2004 in credit card processing or Trust income.

Noninterest Expense

        Overall non-interest expense grew by $571 when September 30, 2004 and September 30, 2003 are compared. Three areas with the greatest increases follow:


o       Salaries and employee benefits      increased $327
o       Credit card processing              increased  $74
o       OREO expense                        increased  $18

        General comments made pertaining to salaries and employee benefits made in the year-to-date discussion apply. In addition, the CNB purchase and assumption transaction affected this category.
        General comments related to credit card processing in the year-to-date discussion apply. There were no material reportable non-routine transactions.

        OREO expense is up. See the year-to-date discussion for additional comments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. The following table shows repricing opportunities for the major categories of assets and liabilities.

   INTEREST EARNING ASSETS
                                                   1 YEAR       1-5 YEARS     >5 YEARS       TOTAL
Interest-Bearing Deposits                               5,705           ---          ---         5,705
Securities AFS                                         16,646        51,716       76,010       144,372
Securities HTM                                          7,710        39,982       60,559       108,251
Mortgage Loans HFS                                        557           ---          ---           557
Loans Net of U/E + RE/HFS                             143,700       242,552       85,946       472,198
                                                -------------- ------------- ------------ -------------
   Total Interest Earning Assets                      174,318       334,250      222,515       731,083
                                                ============== ============= ============ =============

   INTEREST BEARING LIABILITIES

Interest Bearing Demand                               191,530           ---          ---       191,530
Savings Deposits                                       64,788           ---          ---        64,788
Time Deposits                                         177,473       135,270       21,626       334,369
Other Borrowings                                        4,242           ---          ---         4,242
                                                -------------- ------------- ------------ -------------
   Total Interest Bearing Liabilities                 438,033       135,270       21,626       594,929
                                                ============== ============= ============ =============
Gap                                                  (263,715)      198,980      200,889       136,154
                                                ============== ============= ============ =============
                                                ============== ============= ============ =============
Cumulative Gap                                       (263,715)      (64,735)     136,154
                                                ============== ============= ============ =============
Cumulative Gap Ratio                                     0.40          0.89         1.23          1.23
                                                ============== ============= ============ =============


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

                                     Part II
                                Other Information

Item 1.        Legal Proceedings

                    None for the nine months ended September 30, 2004.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

                    See Form 10-Q for the period ended June 30, 2004.

Item 3.        Defaults upon Senior Securities

                     None for the nine months ended September 30, 2004.

Item 4.        Submission of Matters to a Vote of Security Holders

                     None


Item 5.        Other Information

                     None

Item 6.        Exhibits

                     See Index of Exhibits.



                                                       Signatures

National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  DATE: November 8, 2004                    NATIONAL BANKSHARES, INC.

                                            /s/JAMES G. RAKES
                                            ---------------------
                                            James G. Rakes
                                            Chief Executive Officer


                                            /s/J. ROBERT BUCHANAN
                                            ---------------------
                                            J. Robert Buchanan
                                            Chief Financial Officer


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



      3(i)        Articles of Amendment to Articles of Incorporation   (incorporated herein by
                  of National Bankshares, Inc., dated                  reference to exhibit 3(i) of
                  April 8, 2003.                                       The Annual Report on Form 10-K
                                                                       for the fiscal year ended
                                                                       December 31, 2003)

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

      4(i)        Article Fourth of the Articles of Incorporation      (incorporated herein by
                  of National Bankshares, Inc. included in             reference to Exhibit 4(b)
                  Exhibit No. of 3(a))                                 of the Annual Report on Form 10-K
                                                                       for fiscal year ended December
                                                                       31, 1993)

    10(ii)(B)     Computer software license agreement dated June 18,   (incorporated herein by
                  1990, by and between Information Technology, Inc.    reference to Exhibit 10(e) of
                  and The National Bank of Blacksburg                  the Annual Report on Form 10-K
                                                                       for fiscal year ended December
                                                                       31, 1992)

   *10(iii)(A)    National Bankshares, Inc. 1999 Stock Option Plan     (incorporated herein by
                                                                       reference to Exhibit 4.3 of
                                                                       the Form S-8, filed as
                                                                       Registration No. 333-79979
                                                                       with the Commission on June 4,
                                                                       1999)

   *10(iii)(A)    Employment Agreement dated January 2002 between      (incorporated herein by
                  National Bankshares, Inc. and James G. Rakes         reference to Exhibit 10(iii)(A)
                                                                       of Form 10-Q for the period
                                                                       ended June 30, 2002)

   *10(iii)(A)    Employment Lease Agreement dated August 14, 2002,    (incorporated herein by
                  between National Bankshares, Inc. and The National   reference to Exhibit
                  Bank of Blacksburg                                   10(iii)(A)of form 10-Q for the
                                                                       period ended September 30,
                                                                       2002)

   *10(iii)(A)    Change in Control Agreement dated January 5, 2003,   (incorporated herein by
                  between National Bankshares, Inc. and Marilyn B.     reference to Exhibit 10 iii (A)
                  Buhyoff                                              of Form 10-K for the period
                                                                       ended December 31, 2002)

   *10(iii)(A)    Change in Control Agreement dated January 8, 2003,   (incorporated herein by
                  between National Bankshares, Inc. and F. Brad        reference to Exhibit 10 iii (A)
                  Denardo                                              of Form 10-K for the period
                                                                       ended December 31, 2002)

   *10(iii)(A)    Change in Control Agreement dated June 1, 1998,      (incorporated herein by
                  between Bank of Tazewell County and Cameron L.       reference to Exhibit 10 iii (A)
                  Forester                                             of Form 10-K for the period
                                                                       ended December 31, 2002)



      31(i)       Section 302 Certification of
                  Chief Executive Officer                              Page 32

     31(ii)       Section 302 Certification of
                  Chief Financial Officer                              Page 32

      32(i)       18 U.S.C. Section 1350 Certification of Chief
                  Executive Officer                                    Page 34

     32(ii)       18 U.S.C. Section 1350 Certification of Chief
                  Financial Officer                                    Page 34

* Indicates a management contract or compensatory plan required to be filed herein.

32