Form 10-K
period 2004-12-31
NATIONAL BANKSHARES INC
filed 2005-03-11
CIK 796534

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                         Commission file number 0-15204

                            NATIONAL BANKSHARES, INC.
             (Exact name of Registrant as specified in its charter)

       VIRGINIA                                         54-1375874
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                               101 Hubbard Street
                           Blacksburg, Virginia 24060
               (Address of principal executive offices) (Zip Code)

                                 (540) 951-6300
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $2.50 per Share

    Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

    The aggregate market value of the voting common equity held by nonaffiliates of the Registrant as of June 30, 2004 was approximately $140,111,761.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                     Class Outstanding at February 15, 2005
                     Common Stock, $2.50 Par Value 3,519,002

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrant's Proxy Statement for the Annual Meeting to be held April 12, 2005 and filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

                        (This report contains 69 pages.)
                     (The Index of Exhibits is on page 67.)

                                Table of Contents

                                                                     Page
Part I
------
Item 1.  Business                                                      3

Item 2.  Properties                                                   10

Item 3.  Legal Proceedings                                            11

Item 4.  Submission of Matters to a Vote of
           Security Holders                                           11

Part II
-------
Item 5.  Market for Registrant's Common
           Equity and Related Stockholder
           Matters and Issuer Purchases of Equity Securties           11

Item 6.  Selected Financial Data                                      12

Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                              13

Item 7A. Quantitative and Qualitative
           Disclosures About Market Risk                              32

Item 8.  Financial Statements and
           Supplementary Data                                         33

Item 9.  Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure                                       58

Item 9A. Controls and Procedures                                      58

Item 9B. Other Information                                            59

Part III
--------
Item 10. Directors and Executive Officers of
           the Registrant                                             59

Item 11. Executive Compensation                                       59

Item 12. Security Ownership of Certain
           Beneficial Owners and Management                           60

Item 13. Certain Relationships and Related
           Transactions                                               60

Item 14.  Principal Accounting Fees and Services                      60

Part IV
-------
Item 15.  Exhibits and Financial Statement Schedules                  61

Signatures                                                            62

Index of Exhibits                                                     67

Part I
$ In thousands, except per share data.

Item 1.  Business

History and Business

    National Bankshares, Inc. (Bankshares or NBI) is a financial holding company organized under the laws of Virginia in 1986 and registered under the Bank Holding Company Act (BHCA). Bankshares conducts the majority of its business operations through its two wholly-owned bank subsidiaries, The National Bank of Blacksburg (NBB) and Bank of Tazewell County (BTC), and through National Bankshares Financial Services, Inc. (NBFS), doing business as National Bankshares Investment Services and National Bankshares Insurance Services, collectively referred to as "The Company". Bankshares posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

The National Bank of Blacksburg

    The National Bank of Blacksburg was originally chartered as the Bank of Blacksburg in 1891. Its state charter was converted to a national charter in 1922 and it became The National Bank of Blacksburg. NBB operates a full-service banking business from its headquarters in Blacksburg, Virginia, and its fourteen area branch offices. NBB offers general retail and commercial banking services to individuals, businesses, local government units and institutional customers. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making real estate, commercial, revolving, consumer and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks, savings bond sales and utility payment services; and providing other miscellaneous services normally offered by commercial banks. NBB also conducts a general trust business. Through its trust operation, NBB offers a variety of personal and corporate trust services.
    NBB makes loans in all major loan categories, including commercial, commercial and residential real estate, construction and consumer loans.
    At December 31, 2004, NBB had total assets of $472,163. Total deposits at this date were $420,744. NBB's net income for 2004 was $8,665, which produced a return on average assets of 1.96% and a return on average stockholders' equity of 18.99%. Refer to Note 12, of the Notes to Consolidated Financial Statements for NBB's risk-based capital ratios.

Bank of Tazewell County

    The antecedents of BTC are in a charter issued on September 28, 1889 for Clinch Valley Bank. On December 22, 1893, a second charter was issued in substantially the same form for Bank of Clinch Valley. In 1929, Bank of Clinch Valley merged with Farmers Bank under the charter of the former, and the name of the new institution became Farmers Bank of Clinch Valley. Bank of Tazewell County resulted from the 1964 merger of Bank of Graham, Bluefield, Virginia with Farmers Bank of Clinch Valley. BTC merged with Bankshares in 1996. BTC provides general retail and commercial banking services to individuals, businesses and local government units. These services include commercial, real estate and consumer loans. Deposit accounts offered include demand deposit accounts, interest-bearing demand deposit accounts, money market deposit accounts, savings accounts and certificates of deposit. Other services include automatic funds transfer, collections, night depository, safe deposit, travelers checks, savings bond sales and utility payment services; and providing other miscellaneous services normally offered by commercial banks. BTC also conducts a general trust business.
    At December 31, 2004, BTC had total assets of $321,236. Total deposits at this same date were $285,328. BTC's net income for 2004 was $3,711, which produced a return on average assets of 1.20% and a return on average stockholders' equity of 10.83%. Refer to Note 12, of the Notes to Consolidated Financial Statements for BTC's risk-based capital ratios.

National Bankshares Financial Services

    On April 9, 2001, National Bankshares Financial Services Inc., a wholly-owned subsidiary, began offering non-deposit investment products and insurance products for sale to the public. NBFS is working with Bankers Insurance, LLC, a joint effort of Virginia banks originally sponsored by the Virginia Bankers Association. In the first quarter of 2004, NBFS ended its previous association with UVEST Financial Services Group, Inc. and began offering investment services through Bankers Investments, LLC.

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

Sales and Purchases of Loans

    NBB and BTC will occasionally buy or sell all or a portion of a loan. These purchases and sales are in addition to the secondary market residential mortgage loans regularly sold by the banks.
    Both banks will consider selling a loan or a participation in a loan, if:
(i) the full amount of the loan will exceed the bank's legal lending limit to a single borrower; (ii) the full amount of the loan, when combined with a borrower's previously outstanding loans, will exceed the bank's legal lending limit to a single borrower; (iii) the Board of Directors or an internal Loan Committee believes that a particular borrower has a sufficient level of debt with the bank; (iv) the borrower requests the sale; (v) the loan to deposit ratio is at or above the optimal level as determined by bank management; and/or
(vi) the loan may create too great a concentration of loans in one particular location or in one particular type of loan.
    The banks will consider purchasing a loan, or a participation in a loan, from another financial institution (including from another subsidiary of the Company) if the loan meets all applicable credit quality standards and (i) the bank's loan to deposit ratio is at a level where additional loans would be desirable; and/or (ii) a common customer requests the purchase.
    The following table sets forth, for the three fiscal years ended December 31, 2004, 2003 and 2002, the percentage of total operating revenue contributed by each class of similar services which contributed 18% or more of total operating revenues of the Company during such periods.

                                                                 Percentage of
Period                       Class of Service                    Total Revenues
------                       ----------------                    --------------
December 31, 2004            Interest and Fees on Loans              61.30%
                             Interest on Investments                 23.60%
December 31, 2003            Interest and Fees on Loans              68.59%
                             Interest on Investments                 23.35%
December 31, 2002            Interest and Fees on Loans              66.90%
                             Interest on Investments                 20.65%

Market Area

The National Bank of Blacksburg Market Area

    NBB's primary market area consists of all of Montgomery County, all of Giles County, all of Pulaski County, the City of Radford, the City of Galax and adjacent portions of Carroll and Grayson Counties, Virginia. This area includes the towns of Blacksburg and Christiansburg in Montgomery County, the towns of Pearisburg, Pembroke, Narrows and Rich Creek, in Giles County, and the towns of Dublin and Pulaski in Pulaski County. The local economy is diverse and is oriented toward higher education, retail and service, light manufacturing and agriculture.
    Montgomery County's largest employer is Virginia Polytechnic Institute and State University (VPI & SU) located in Blacksburg. VPI & SU is the Commonwealth's land grant college and also its largest university. Employment at VPI & SU has remained relatively stable over the past three years, and it is not expected to change materially in the next few years. A second state supported university, Radford University, is located in NBB's service area. It too has provided stable employment opportunities in the region.
    Giles County's primary employer is the Celanese plant, a manufacturer of acetate fibers. Employment at this plant remained relatively stable until the 3rd quarter of 2004. At that time 300 employees, or approximately one tenth of its work force, were laid off.
    Pulaski County's major employer is the Volvo Heavy Trucks production facility. Employment trends at this facility have been positive over the past three years. The county also has several large furniture plants, most notably Pulaski Furniture. Furniture manufacturing has recently been negatively impacted by growing furniture imports.
    The City of Galax is located in the Virginia-North Carolina furniture-manufacturing region. Three furniture companies, Vaughan Bassett Furniture Company, Vaughan Furniture Company, Inc. and Webb Furniture Company together employ the largest percentage of the area's work force. The Galax economy is stable, but recently furniture manufacturing has been negatively affected.
    Several other small manufacturing concerns are located in Montgomery, Giles and Pulaski Counties and in the City of Galax. These concerns manufacture diverse products and are not dependent on one sector of the economy. Agriculture and tourism are also important to the region, especially in Giles County and in the area near Galax.
    Montgomery County has developed into a regional retail center, with the construction of several large shopping areas. Two area hospitals, each of which is affiliated with different large health care systems, have constructed additional facilities attracting health care providers to Montgomery County, making it a center for basic health care services. VPI & SU's Corporate Research Center has brought small high tech companies to Blacksburg, and further expansion is planned.
    NBB's primary market area offers the advantages of a good quality of life, scenic beauty, moderate climate and the cultural attractions of two major universities. The region has marketed itself as a retirement destination, and it has had some recent success attracting retirees, particularly from the Northeast and urban Northern Virginia. These marketing efforts are expected to continue.

Bank of Tazewell County Market Area

    Most of BTC's business originates from Tazewell County, Virginia and Mercer County, West Virginia. This includes the towns of Tazewell, Richlands and Bluefield, Virginia and Bluefield, West Virginia. BTC also has offices located in the towns of Wytheville, Marion and Abingdon located in Wythe, Smyth and Washington Counties, Virginia, respectively. BTC's primary market area has largely depended on the coal mining industry and farming for its economic base. In recent years, coal companies have mechanized, reducing the number of individuals required for the production of coal. However, there are still a number of support industries for the coal mining business that continue to provide employment in the area. Additionally, several new businesses have been established in the area. Real estate values remain stable and comparable to other areas in Southwest Virginia. BTC's expanded market areas in Wythe, Smyth and Washington Counties have a diverse economic base, with manufacturing, agriculture, education and service industries all represented.

Competition

    The banking and financial service business in Virginia, generally, and in NBB's and BTC's market areas specifically, is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and new competition from non-traditional financial services. The Company's bank subsidiaries compete for loans and deposits with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, money market funds, credit unions, insurance companies and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than NBB and BTC. In order to compete, NBB and BTC rely upon service-based business philosophies, personal relationships with customers, specialized services tailored to meet customers' needs and the convenience of office locations. In addition, the banks are generally competitive with other financial institutions in their market areas with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

Registrant's Organization and Employment

    Bankshares, NBB, BTC and NBFS are organized in a holding company/subsidiary structure. Until January 1, 2002, Bankshares had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. Until January 1, 2002, all compensation paid to Bankshares officers was paid by the subsidiary banks, except for fees paid to Chairman, President and Chief Executive Officer James G. Rakes for his service as a director of the Company. In 2002, several administrative functions that serve multiple subsidiaries were moved to the holding company level. These functions include audit, compliance, loan review and human resources. Employees performing these functions who were formerly employed at the bank level are now employed at the holding company level.
    At December 31, 2004, NBB employed 152 full time equivalent employees at its main office, operations center and branch offices. BTC at December 31, 2004 employed 97.5 full time equivalent employees in its various offices and operational areas. Bankshares had 17 and NBFS had 3 full time employees at December 31, 2004.

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

National Bankshares, Inc.

    Bankshares is a bank holding company within the meaning of the BHCA and Chapter 13 of the Virginia Banking Act, as amended (the Virginia Banking Act). The activities of Bankshares also are governed by the Gramm-Leach-Bliley Act of 1999.
    The Bank Holding Company Act. The BHCA is administered by the Federal Reserve Board, and Bankshares is required to file with the Federal Reserve Board an annual report and any additional information the Federal Reserve Board may require under the BHCA. The Federal Reserve Board also is authorized to examine Bankshares and its subsidiaries. The BHCA requires every bank holding company to obtain the approval of the Federal Reserve Board before (i) it or any of its subsidiaries (other than a bank) acquires substantially all the assets of any bank; (ii) it acquires ownership or control of any voting shares of any bank if after the acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of the bank; or (iii) it merges or consolidates with any other bank holding company.
    The BHCA and the Change in Bank Control Act, together with regulations promulgated by the Federal Reserve Board, require that, depending on the particular circumstances, either Federal Reserve Board approval must be obtained or notice must be furnished to the Federal Reserve Board and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as Bankshares, subject to certain exemptions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of Bankshares. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities of Bankshares. The regulations provide a procedure for challenging the rebuttable control presumption.
    Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be incident to banking. Under recent amendments to the BHCA, included in the Gramm-Leach-Bliley Act of 1999 (see below), any bank holding company, all the depository institution subsidiaries of which are well-capitalized, well managed (as those terms are defined in the BHCA) and have a satisfactory or better rating under the Community Reinvestment Act as of their last examination, may file an election with the Federal Reserve Board to become a Financial Holding Company. A Financial Holding Company may engage in any activity that is (i) financial in nature (ii) incidental to a financial activity or (iii) complementary to a financial activity. The BHCA provides a long list of "financial activities", including: insurance underwriting; securities dealing and underwriting; providing financial, investment or economic arising services; and merchant banking activities. Financial Holding Companies may also engage in other activities that the Federal Reserve Board has determined are permissible under the BHCA, by regulation or order.
    The Federal Reserve Board imposes certain capital requirements on Bankshares under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. Subject to its capital requirements and certain other restrictions, Bankshares can borrow money to make a capital contribution to NBB or BTC, and these loans may be repaid from dividends paid from NBB or BTC to Bankshares (although the ability of NBB or BTC to pay dividends are subject to regulatory restrictions). Bankshares can raise capital for contribution to NBB and BTC by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.
    The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the GLBA), enacted on November 12, 1999, broadly rewrote financial services legislation. The GLBA permits significant combinations among different sectors of the financial services industry; allows for significant expansion of financial service activities by Bank holding companies and provides for a regulatory framework by various governmental authorities responsible for different financial activities; and offers certain financial privacy protections to consumers. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act and, by amending the Bank Holding Company Act, the GLBA added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. The GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. The GLBA permits affiliations between banks and securities firms within the same holding company structure, and the Act permits financial holding companies to directly engage in a broad range of securities and merchant banking activities.
    The Gramm-Leach-Bliley Act has led to important changes in the manner in which financial services are delivered in the United States. Bank holding companies and their subsidiary banks are able to offer a much broader array of financial services; however, there is greater competition in all sectors of the financial services market.
    The Virginia Banking Act. All Virginia bank holding companies must register with the Virginia State Corporation Commission (the Commission) under the Virginia Banking Act. A registered bank holding company must provide the Commission with information with respect to the financial condition, operations, management and intercompany relationships of the holding company and its subsidiaries. The Commission also may require such other information as is necessary to keep itself informed about whether the provisions of Virginia law and the regulations and orders issued under Virginia law by the Commission have been complied with, and may make examinations of any bank holding company and its subsidiaries. The Virginia Banking Act allows bank holding companies located in any state to acquire a Virginia bank or bank holding company if the Virginia bank or bank holding company could acquire a bank holding company in their state and the Virginia bank or bank holding company to be acquired has been in existence and continuously operated for more than two years. The Virginia Banking Act permits bank holding companies from throughout the United States to enter the Virginia market, subject to federal and state approval.
    The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002. It enacted sweeping reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. Compliance with this complex legislation and with subsequent Securities and Exchange Commission rules has since been a major focus of all public corporations in the United States, including Bankshares. Among the many significant provisions of the Sarbanes-Oxley Act, Section 404 and related Securities and Exchange Commission rules created increased security by internal and external auditors of Bankshares' systems of internal controls over financial reporting. These ongoing and extensive efforts are designed to insure that Bankshares' internal controls are effective in terms of both design and operation.

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

Company Website

    National Bankshares maintains a website at www.nationalbankshares.com.
    The Company makes available through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the material is electronically filed with the Securities and Exchange Commission.

Item 2.  Properties
    Bankshares' headquarters and one branch office of NBB are located at 101 Hubbard Street, Blacksburg, Virginia. NBB's Main Office is at 100 South Main Street, Blacksburg, Virginia. In addition to the Bank's Main Office location and the Hubbard Street branch office, NBB owns thirteen branch offices: Three in the Town of Blacksburg; two in the Town of Christiansburg; three in the County of Giles; three in Pulaski County; one in the City of Radford; and one in the City of Galax.
    Bank of Tazewell County owns the land and buildings of seven of its ten offices. The bank leases the land and buildings for three offices. The Main Office is located at 309 East Main Street, Tazewell, Virginia. Three additional branches are located in Tazewell, and two are located in Bluefield, Virginia. The bank also has branch offices in Richlands, Wytheville, Abingdon, and Marion, Virginia. Management believes that its existing facilities are adequate to meet present needs and any anticipated growth.
    NBB owns all its computer and data processing hardware and is a licensee of the software it utilizes. BTC utilizes this same system for data processing.

Item 3.  Legal Proceedings

    Bankshares, NBB, BTC, and NBFS are not currently involved in any material pending legal proceedings, other than routine litigation incidental to NBB's and BTC's banking business.

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends
    National Bankshares, Inc.'s common stock is traded on the Nasdaq SmallCap Market under the symbol "NKSH". As of December 31, 2004, there were 979 record stockholders of Bankshares common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 2004 and 2003.

Common Stock Market Prices
-------------------------- ------------------------ ----------------------- ------------------------------
                                     2004                    2003               Dividends per share
-------------------------- ------------------------ ----------------------- ------------------------------
                              High         Low         High         Low         2004           2003
-------------------------- ------------ ----------- ------------ ---------- ------------- ----------------
First Quarter                 $ 56.18     50.20        $ 39.48     29.52        ---             ---
-------------------------- ------------ ----------- ------------ ---------- ------------- ----------------
Second Quarter                  50.44     37.43          44.97     37.86       0.63            0.54
-------------------------- ------------ ----------- ------------ ---------- ------------- ----------------
Third Quarter                   44.44     41.56          47.75     38.00        ---             ---
-------------------------- ------------ ----------- ------------ ---------- ------------- ----------------
Fourth Quarter                  53.98     43.40          51.19     41.75       0.65            0.59
-------------------------- ------------ ----------- ------------ ---------- ------------- ----------------

    NBI's primary source of funds for dividend payments is dividends from its subsidiaries, NBB and BTC. Bank regulatory agencies restrict dividend payments of the subsidiaries, as more fully disclosed in Note 11, of Notes to Consolidated Financial Statements.

    The following table provides information about our purchases during 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

------------------------------- ----------------- --------------- ------------------- ---------------------
                                                                   Total Number of     Approximate Dollar
                                                                   Shares Purchased     Value of Shares
                                  Total Number                        as Part of        That May Yet Be
                                   of Shares      Average Price        Publicly       Purchased Under the
Fiscal Period                      Purchased         Paid per      Announced Plans    Plans or Programs(2)
                                                     Share(1)       or Programs(2)
------------------------------- ----------------- --------------- ------------------- ---------------------
Total for First Quarter of                   ---             ---                 ---                   ---
2004
------------------------------- ----------------- --------------- ------------------- ---------------------
Total for Second Quarter of                  ---             ---                 ---            $1,000,000
2004
------------------------------- ----------------- --------------- ------------------- ---------------------
Total for Third Quarter of                 5,000         $ 43.35               5,000             $ 783,250
2004
(Purchased on August 25, 2004)
------------------------------- ----------------- --------------- ------------------- ---------------------
Total for  Fourth Quarter of                 ---             ---                 ---             $ 783,250
2004
------------------------------- ----------------- --------------- ------------------- ---------------------

1)      Average price per share includes commissions.
2) On May 12, 2004, the Board of Directors approved the repurchases by the Company of up to $1 million of our common stock pursuant to a stock repurchase program that expires on May 31, 2005.

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries
Selected Consolidated Financial Data
$ In thousands, except per share data.

                                                        Years ended December 31,
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
                                             2004        2003       2002        2001       2000
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
Selected         Interest income            $ 41,492    $ 41,081   $ 42,747    $ 45,527   $ 38,358
Income           ------------------------- ---------- ----------- ---------- ----------- ----------
Statement        Interest expense             11,125      12,252     15,764      22,771     18,163
Data:            ------------------------- ---------- ----------- ---------- ----------- ----------
                 Net interest income          30,367      28,829     26,983      22,756     20,195
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
                 Provision for loan            1,189       1,691      2,251       1,408      1,329
                 losses
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
                 Noninterest income            7,142       6,186      5,712       5,204      4,082
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
                 Noninterest expense          20,336      18,646     17,427      16,953     12,876
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
                 Income taxes                  3,754       3,236      3,003       2,285      2,763
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
                 Net income                   12,230      11,442     10,014       7,314      7,309
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------


---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
Per Share        Basic net income               3.48        3.26       2.85        2.08       2.08
Data:            ------------------------- ---------- ----------- ---------- ----------- ----------
                 Diluted net income             3.46        3.24       2.85        2.08       2.08
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
                 Cash dividends declared        1.28        1.13       0.97        0.86       0.85
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
                 Book value per share          24.75       22.94      20.82       18.59      17.04
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------


---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
Selected         Loans, net                  472,199     401,428    404,247     394,042    355,795
Balance          ------------------------- ---------- ----------- ---------- ----------- ----------
Sheet Data       Total securities            250,708     230,154    219,294     191,476    156,344
at End of        ------------------------- ---------- ----------- ---------- ----------- ----------
Year:            Total assets                796,154     708,560    684,935     644,623    593,497
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
                 Total deposits              705,932     625,378    608,271     576,618    530,648
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
                 Stockholders' equity         87,088      80,641     73,101      65,261     59,834
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------


---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
Selected         Loans, net                  438,761     405,696    404,717     380,970    310,624
Balance          ------------------------- ---------- ----------- ---------- ----------- ----------
Sheet Daily      Total securities            250,305     229,004    191,493     188,809    142,686
Averages:        ------------------------- ---------- ----------- ---------- ----------- ----------
                 Total assets                753,730     697,012    655,783     635,692    500,381
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
                 Total deposits              665,627     616,823    583,298     569,139    433,673
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
                 Stockholders' equity         84,479      77,486     69,895      63,460     55,682
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------


---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
Selected         Return on average assets      1.62%       1.64%      1.53%       1.15%      1.46%
Ratios:          ------------------------- ---------- ----------- ---------- ----------- ----------
                 Return on average equity     14.48%      14.77%     14.33%      11.53%     13.13%
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
                 Dividend payout ratio        36.83%      34.71%     34.01%      41.29%     40.87%
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
                 Average equity to
                        average assets        11.21%      11.12%     10.63%       9.98%     11.13%
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------

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

Overview

    National Bankshares, Inc. (NBI) is a financial holding company, as defined in the Gramm-Leach-Bliley Act of 1999. Located in Southwest Virginia, it conducts operations primarily through two full service banking affiliates, the National Bank of Blacksburg (NBB) and Bank of Tazewell County (BTC). The banks are best characterized as community banks. It also has one nonbanking affiliate, National Bankshares Financial Services, Inc. (NBFS), which offers investment and insurance products. Revenues and net income derived from the nonbanking affiliate are not significant at this time, nor are they expected to be significant in the foreseeable future.

Performance Summary

    The following table shows NBI's key performance ratios for the period ended December 31, 2004 and 2003:

                                                12/31/04          12/31/03
--------------------------------------- ----------------- -----------------
Return on average assets                           1.62%             1.64%
--------------------------------------- ----------------- -----------------
Return on average equity                          14.48%            14.77%
--------------------------------------- ----------------- -----------------
Basic net earnings per share                     $  3.48           $  3.26
--------------------------------------- ----------------- -----------------
Fully diluted net earnings per share             $  3.46           $  3.24
--------------------------------------- ----------------- -----------------
Net interest margin (1)                            4.69%             4.82%
--------------------------------------- ----------------- -----------------
Noninterest margin (2)                             1.77%             1.81%
--------------------------------------- ----------------- -----------------

(1) Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.
(2) Noninterest Margin - Noninterest income (excluding securities gain and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

    As can be seen from the above data, the Company's performance remains satisfactory. While the return on average assets and equity experienced slight declines, basic earnings per share enjoyed a $0.22, or 6.75%, increase.

Growth

    The following table shows NBI's key growth indicators:


                            For the period
                                ending
---------------------- ------------ -------------
                          12/31/04      12/31/03
---------------------- ------------ -------------
Securities                $250,708      $230,154
---------------------- ------------ -------------
Loans, net                 472,199       401,428
---------------------- ------------ -------------
Deposits                   705,932       625,378
---------------------- ------------ -------------
Total assets               796,154       708,560
---------------------- ------------ -------------

    The above data reflects asset growth of 12.4%. Acquisition of the selected assets and liabilities of Community National Bank of Pulaski, Virginia (CNB) and the acquisition of branch deposits from one office of FNB Southeast (FNB-SE).
    The FNB-SE transaction added approximately $15,080 in deposits and $7,260 in loans. The CNB transaction added approximately $59,979 in deposits, $40,371 in loans and $10,052 in investments.

Asset Quality

    Key asset quality indicators are shown below:


                                               12/31/04      12/31/03
-------------------------------------------- ------------- ------------
Nonperforming loans                                 $ 394       $  354
-------------------------------------------- ------------- ------------
Loans past due over 90 days                           754          931
-------------------------------------------- ------------- ------------
Other real estate owned                               895        1,663
-------------------------------------------- ------------- ------------
Allowance for loan losses to loans                  1.20%        1.32%
-------------------------------------------- ------------- ------------
Net charge-off ratio                                 .30%         .34%
-------------------------------------------- ------------- ------------

        Asset quality remains satisfactory overall as shown by the above data. Other real estate owned, in particular, has declined substantially.

Net Interest Income

2004 vs 2003

    Net interest income for the period ended December 31, 2004 was $30,367, an increase of $1,538 or 5.33% over 2003. The net interest margin was 4.69% for the period ended December 31, 2004 and 4.82% for the period ended December 31, 2003.
    During the past two years the Company has benefited from a relatively long period of low interest rates, which has no recent precedent. The trend continued into the first half of 2004. In June of 2004, the Federal Reserve Board raised the federal funds rate 25 basis points, signaling the start of a higher interest rate environment. Since then additional rate increases have occurred, with more expected. Many forecasters agree that interest rates will trend upward in small increments over the next several quarters. However, the impact of other events, such as, but not limited to, oil prices, problems in the Middle East and terrorist related activities, could negatively impact the national economy and alter plans for future interest rate increases. If such events were to occur, the Company, together with the entire banking industry, could be affected to some extent.

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

    Securities Available for Sale - This category provides a higher level of earnings than overnight funds. It can, under certain circumstances, be a source of liquidity, and it also demonstrates the ability to re-price. While these securities can be sold to provide liquidity and for interest rate sensitivity purposes, temporary declines in fair market value due to rising interest rates may make it unprofitable to sell the securities. In addition, embedded call features may not be activated during periods of high rates, leaving the Company with a "hold" or "sell" decision.

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

Deposit Expense
    During periods of rising interest rates, interest-bearing demand deposits, and to a lesser degree savings deposits, migrate to higher rate, longer-term time deposits. Generally, as rates climb, more migration occurs. Given their re-pricing characteristics, interest-bearing demand deposits readily respond to any interest rate movement. In other words, increases or decreases in interest expense can occur quite quickly.

    With a definite bias towards higher interest rates in the future, it is expected that the net interest margin will decline, at least temporarily, in response to rising interest rates. As previously stated, the ultimate impact of rising interest rates is dependent upon the number of rate increases, the amount of the increases and the level to which interest rates ultimately rise.

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

                    --------------------------------------------------------------------------------------------------------
                            December 31, 2004                    December 31, 2003               December 31, 2002
                    --------------------------------------------------------------------------------------------------------
                                              Average                            Average                          Average
                      Average                  Yield/     Average                Yield/     Average                Yield/
($ in thousands)      Balance     Interest      Rate      Balance    Interest     Rate      Balance     Interest    Rate
                    --------------------------------------------------------------------------------------------------------
Interest-earning
 assets:
Loans, net (1)(2)(3) $ 444,984    $29,898       6.72%     $412,261   $29,915      7.26%     $410,437     $32,556    7.93%
Taxable securities     121,770      6,184       5.08%      101,426     5,668      5.59%       92,697       5,490    5.92%
Nontaxable
 securities (1)        126,365      8,146       6.45%      124,274     8,263      6.65%       98,796       6,885    6.97%
Federal funds sold         276          5       1.81%        1,320        16      1.21%        2,644          42    1.59%
Interest bearing
 deposits               16,224        196       1.21%       21,958       230      1.05%       17,765         276    1.55%
                    --------------------------------------------------------------------------------------------------------
Total interest-
 earning assets      $ 709,619    $44,429       6.26%     $661,239   $44,092      6.67%     $622,339     $45,249    7.27%
                    ========================================================================================================
Interest-bearing
 liabilities:
Interest-bearing
 demand deposits     $ 186,106    $ 1,556        .84%     $167,428   $ 1,571      0.94%     $147,749     $ 2,219    1.50%
Savings deposits        58,899        255        .43%       51,646       323      0.63%       49,151         508    1.03%
Time deposits          327,302      9,300       2.84%      317,989    10,356      3.26%      312,129      13,032    4.18%
Short-term
 borrowings                531         14       2.64%          194         2      1.03%          311           5    1.61%
                    --------------------------------------------------------------------------------------------------------
                    --------------------------------------------------------------------------------------------------------
Total interest-
 bearing liabilities $ 572,838    $11,125       1.94%     $537,257   $12,252      2.28%     $509,340     $15,764    3.09%
                    ========================================================================================================
Net interest income
 and interest rate
 spread                           $33,304       4.32%                $31,840      4.39%                  $29,485    4.18%
                    ========================================================================================================
Net yield on average
 interest-earning
 assets                                         4.69%                             4.82%                             4.74%
                    ========================================================================================================

(1) Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in 2004 and 35% for 2003 and 34% for 2002.
(2) Loan fees of $473 in 2004, $716 in 2003 and $660 in 2002 are included in total interest income. (3) Nonaccrual loans are included in average balances for yield computations.

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

                                       ============================================================================================
                                                       2004 Over 2003                                 2003 Over 2002
                                       --------------------------------------------------------------------------------------------
                                               Changes Due To                                 Changes Due To
                                       -------------------------------                -------------------------------
                                                                        Net Dollar                                     Net Dollar
($ in thousands)                          Rates(2)      Volume(2)         Change         Rates(2)       Volume(2)        Change
===================================================================================================================================
Interest income:(1)
  Loans                                   $(2,301)     $ 2,284          $   (17)         $(2,785)       $   144       $ (2,641)
  Taxable securities                         (550)       1,066              516             (321)           499            178
  Nontaxable securities                      (254)         138             (116)            (328)         1,706          1,378
  Federal funds sold                            6          (17)             (11)              (8)           (18)           (26)
  Interest-bearing deposits                    32          (66)             (34)            (102)            56            (46)
-----------------------------------------------------------------------------------------------------------------------------------
Increase(decrease) in income on
 interest-earning assets                  $(3,067)     $ 3,405          $   338          $(3,544)        $2,387       $ (1,157)
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest-bearing demand
   deposits                               $  (181)     $   166          $   (15)         $  (915)         $ 267       $   (648)
  Savings deposits                           (109)          41              (68)            (210)            25           (185)
  Time deposits                            (1,352)         296           (1,056)          (2,916)           240         (2,676)
  Short-term borrowings                         6            6               12               (1)            (2)            (3)
  Long-Term Borrowings                        ---          ---              ---              ---            ---            ---
-----------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in expense of
 interest-bearing liabilities             $(1,636)     $   509          $(1,127)         $(4,042)        $  530       $ (3,512)
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
 interest income
                                          $(1,431)     $ 2,896          $ 1,465          $   498         $1,857       $  2,355
===================================================================================================================================

      (1) Taxable equivalent basis using a Federal income tax rate of 35% in 2004, 35% for 2003 and 34% for 2002.
      (2)Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

Interest Rate Sensitivity

2004 vs 2003
    The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Interest rate sensitivity analyses provides management with information related to repricing opportunities, while interest rate shock simulations indicate potential economic loss due to future interest rate changes. Risk factors and forward-looking statements previously discussed under "Net Interest Income" apply. As previously stated, the Company uses simulation analysis to forecast its balance sheet and monitor interest rate sensitivity. One test is a shock analysis that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on net income and return on average assets and return on average equity projected at December 31, 2004.
    For purposes of this analysis noninterest income and expenses are assumed to be flat.

                     ($ in thousands, except for percent data)
------------------------- ------------------------ ----------------------------
    Rate Shift (bp)       Return on Average Assets   Return on Average Equity
------------------------- ------------------------ ----------------------------
           300                      1.20%                    10.45%
------------------------- ------------------------ ----------------------------
           200                      1.49%                    12.80%
------------------------- ------------------------ ----------------------------
           100                      1.75%                    14.95%
------------------------- ------------------------ ----------------------------
       (-) 100                      2.21%                    18.54%
------------------------- ------------------------ ----------------------------
       (-) 200                      2.17%                    18.27%
------------------------- ------------------------ ----------------------------
       (-) 300                      2.08%                    17.53%
------------------------- ------------------------ ----------------------------

    Simulation analysis allows the Company to test asset and liability management strategies under rising and falling rate conditions. As a part of the simulation process, certain estimates and assumptions must be made. These include, but are not limited to, asset growth, the mix of assets and liabilities, rate environment and local and national economic conditions. Asset growth and the mix of assets can, to a degree, be influenced by management. Other areas, such as the rate environment and economic factors, cannot be controlled. For this reason actual results may vary materially from any particular forecast or shock analysis.
    This shortcoming is offset somewhat by the periodic re-forecasting of the balance sheet to reflect current trends and economic conditions. Shock analysis must also be updated periodically as a part of the asset and liability management process.

2003 vs 2002
    During 2003 the overall interest rate environment remained at a historically low level. While interest rates are expected to remain low for the first half of 2004, in the opinion of management rate increases are an inevitable consequence of the ongoing economic recovery. Any increase in interest rates would have, at a minimum, a temporarily negative impact on performance.
    Risk factors and forward-looking statements previously discussed under "Net Interest Income" apply.

Noninterest Income

2004 vs 2003

                                      December 31, 2004        December 31, 2003        December 31, 2002
Service charges on deposits                   $3,003                   $2,597                   $2,229
Other service charges and fees                   252                      267                      260
Credit card fees                               1,839                    1,612                    1,409
Trust fees                                     1,436                    1,132                      968
Other income                                     444                      448                      500
Realized securities gains/losses                 168                      130                      346
                                                 ---                      ---                      ---
Total noninterest income                      $7,142                   $6,186                   $5,712
                                              ======                   ======                   ======

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

    Trust income is somewhat dependent upon market conditions and the number of estate accounts being handled at any given point in time. Financial market conditions, which affect the value of trust assets managed, can vary, leading to fluctuations in the related income. Over the past few years and into 2004, the financial markets have experienced a significant degree of volatility.
    Of the $304 increase, approximately $254 was attributable to income from the settlement of estates. Improvement in market conditions accounts for the majority of the remaining increase.

    The other income category is used for types of income that cannot be classified with other forms of noninterest income. The category includes such things as:
o   Net gains on the sale of fixed assets
o   Rent on foreclosed property
o   Income from cash value life insurance
o   Other infrequent or minor forms of income
o   Revenue from investment and insurance sales
    Given the nature of the items included in this category, it is difficult to determine trends or patterns. Items warranting discussion are usually non-recurring in nature.
    Net realized gains on securities at December 31, 2004 were $168 and were the results of called or sold securities, offset by write downs in certain equity securities.

2003 vs 2002
    Noninterest income for 2003 was $6,186 an 8.30% increase from 2002.
    Service charges on deposits increased by $368. The increase was the result of changes in the terms of certain demand deposit products and the associated service charges.
    Credit card fees were up $203 over 2002 due to volume increases in merchant and interchange fees. Trust income increased by $164 when compared to 2002. Trust income is dependent upon market conditions as well as the type of account being handled at any given point in time. In 2003 market conditions improved, resulting in additional fees. The number of estates handled also increased.
    Net securities gains and losses were down $216 from 2002. In the second and third quarter of 2002 the Company sold certain investments owned by the parent company for a total gain of approximately $335. There were no similar sales in 2003.


Noninterest Expense
2004 vs 2003
                                  December 31, 2002    December 31, 2004      December 31, 2003
Salaries and employee benefits        $10,498                $9,568                  $8,912
Occupancy and furniture and
  fixtures                              1,797                 1,655                   1,692
Data processing and ATM                 1,302                 1,164                   1,096
Credit card processing                  1,502                 1,244                   1,036
Intangibles and goodwill
  amortization                            967                   954                     954
Net costs of other real estate
  owned                                   201                   178                     145
Other operating expenses                4,069                 3,883                   3,592
                                      $20,336               $18,646                 $17,427
                                      =======               =======                 =======


 Noninterest expense includes several categories. Following is a brief description of the factors that affect each.

    In addition to employee salaries, the salaries and benefits expense category includes the costs of employment taxes and employee fringe benefits. Certain of these are:
o   Health insurance
o   Employee life insurance
o   Dental insurance
o   Executive compensation plans (1)
o   Pension plans (1)
o   Employee stock option plan (1)
o   Employer FICA
o   Unemployment taxes
(1) See the Proxy Statement for the 2005 Annual Stockholders meeting for further information. For 2004, salary and benefits expense was up $930 or 9.72%. Routine salary increases and health insurance cost increases contributed to the increase.
    Of more significance are the recent purchase and assumption transactions. While the FNB-SE branch acquisition added no employees to the payroll, the CNB purchase and assumption initially added twenty-one employees. Because the Company's NBB subsidiary is operating the former CNB office as a branch office, many former CNB employees were retained in their previous positions. Some former CNB employees hold jobs that are performed elsewhere at NBB and they have moved to those positions as the need arose.

    Occupancy costs include such items as depreciation expense, maintenance of the properties, repairs and real estate taxes. This category is most affected by new property acquisitions resulting from mergers, branch purchases or construction of new branch facilities. Conversely, expense can be lowered by branch office consolidations or closures, which though infrequent, have occurred. On occasion repairs and other expense items can rise to significant levels, though not frequently. This category increased $142 when 2004 and 2003 are compared. New branches, renovation and acquisitions also create increases in the area.

    The Company maintains its own data processing facility and has ATM's at twenty-four subsidiary bank offices and other locations. Costs to operate these are reflected in this category and include depreciation, maintenance, communication lines and certain supplies.
    Data processing costs were up $138 when 2004 is compared to 2003. While these cost increases are nominal, larger increases are expected because of the completion of the two previously mentioned purchase and assumption transactions. The first purchase and assumption transaction was quite small and has not greatly impacted data processing and ATM expense. The second acquisition involved the assets and liabilities of an existing bank, including assumption of its existing data processing contract, which will remain until mid 2005. Assumption of this contract increased monthly costs by approximately $12-$15. While the contract terminates in mid 2005, no substantial decreases in processing costs are expected, as the company's primary data processing contract allows for incremental increases. The Company also added three ATM's at its bank affiliates during 2004.

    Credit card processing includes costs associated with the processing of credit cards, debit cards and merchant transactions. These expenses are related to credit card income previously discussed in the "Noninterest Income" section, and the comments in that section are applicable.

    At December 31, 2004 the net costs of other real estate owned was $201. Expense has risen steadily for the past three years. Other real estate owned at December 31, 2004 was $895, which compares to $1,663 at December 31, 2003 and $537 at December 31, 2002.

    Other operating expenses include all other forms of expense not classified elsewhere in the Company's statement of income. Included in this category are such items as stationery and supplies, franchise taxes, contributions, telephone, postage and other operating costs. Many of the expenses included in this category are relatively stable or moderately increase with inflation from year to year. However, there are some items included in the category, such as other losses and charge-offs and repossession expense, which can vary from time to time. While many of the items in this category have identifiable trends, others may have frequent nonrecurring items or items that occur at no particular frequency. This category was also affected by the recent acquisitions. Categories such as stationery and supplies, telephone, and postage all increase when new offices are acquired.
    Overall cost for this category increased 4.94%, when the periods ending December 31, 2004 and December 31, 2003 are compared.

2003 vs 2002
    Noninterest expense for 2003 was $18,646, an increase of $1,219 or 6.99% over 2002. The most significant changes occurred in the salaries and employee benefits, credit card processing expenses and other operating expenses categories.
    Salaries and employee benefits increased by 7.36% or $656. Of that increase, approximately $254 was due to increased pension expense. During a period of low interest rates, rates used in actual forecasts are lower and result in higher net periodic pension expense. When interest rates rise, the amount of expense decreases. The remainder of the increase is due to normally expected increases in salaries and benefits.
    Credit card processing increased $208 over 2002. As previously mentioned in "Noninterest Income" above, credit card income increased because of a greater volume of merchant income. Credit card merchant expense moves in tandem with merchant income.
    Other operating expenses were up $291 or 8.10%. A major portion of this increase is $101 in additional Virginia bank franchise tax which was incurred because of an increase in Bank capital resulting from earnings. Also included is $39 in repossession expense and $36 related to a loss on the sale of a closed branch facility.

Income Taxes

2004 vs 2003
    Income tax expense for 2004 increased by $518 when compared to 2003.
    Tax exempt income continues to be the primary difference between the "expected" and reported tax expense. The Company's effective tax rates for 2004, 2003 and 2002 were 23.49%, 22.05% and 23.07%, respectively. The Company is subject to the 35% marginal tax rate.

See Note 10 of the Notes to Consolidated Financial Statements for additional information relating to income taxes.

2003 vs 2002
    Income tax expense for 2003 increased by $233 when compared to 2002.
    In 2003, the Company became subject to the 35% marginal tax rate because of higher income. This new rate resulted in a credit to tax expense of approximately $146 as the net deferred asset was adjusted to the new realization rate.
    Tax exempt income continues to be the primary difference between the "expected" and reported tax expense.

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

Provision and Allowance for Loan Losses

2004 vs 2003
       The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.
    An internal credit review department performs pre-credit analyses of large credits and also conducts credit review activities that provide management with an early warning of asset quality deterioration.
    The internal credit review department also prepares regular analyses of the adequacy of the provision for loans losses. These analyses include calculations based upon a mathematical formula that considers identified potential losses and makes pool allocations for historical losses for various loan types. In addition, an amount is allocated based upon such factors as changing trends in the loan mix, the effects of changes in business conditions, the effects of any changes in loan policies, and the effects of competition and regulatory factors on the loan portfolio. The internal credit review department has determined that the Company's provision for loan losses is sufficient.
    Overall asset quality has shown some improvement in 2004. Reference is made to data shown in the performance summary.

2003 vs 2002

    During 2003, the Company's BTC affiliate experienced a decline in asset quality. The result has been an increase in foreclosed properties, as shown by the following table. The problem has been recognized by management. Efforts specifically designed to focus on problem loans and to work intensively with delinquent borrowers have been undertaken. When these efforts are unsuccessful, management is moving more quickly to liquidate loan collateral and to institute legal collection activities.
    To date the net charge-off rate has remained stable. Loans past due ninety days or more were $931 at December 31, 2003, slightly lower than the $977 at December 31, 2002.

IV. Summary of Loan Loss Experience

    A.  Analysis of the Allowance for Loan Losses
        The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

                                         ============================================================================
                                                                        December 31,
                                         ----------------------------------------------------------------------------
($ in thousands)                              2004           2003            2002           2001           2000
                                         ============================================================================
Average net loans outstanding                  $438,761        $405,696       $404,717       $380,970       $310,624
                                         ============================================================================
Balance at beginning of year                    $ 5,369         $ 5,092        $ 4,272        $ 3,886        $ 3,231

Charge-offs:
 Commercial and industrial loans                    533             241            276            141             55
 Real estate mortgage loans                         120             299             61             32            ---
 Real estate construction loans                      24             ---            ---            ---            ---
 Loans to individuals                               873           1,120          1,234            955            715
                                         ----------------------------------------------------------------------------
 Total loans charged off                          1,550           1,660          1,571          1,128            770
                                         ----------------------------------------------------------------------------
Recoveries:
 Commercial and industrial loans                     46             104             13              8              3
 Real estate mortgage loans                          31             ---            ---            ---            ---
 Real estate construction loans                     ---             ---            ---            ---            ---
 Loans to individuals                               146             142            127             98             93
                                         ----------------------------------------------------------------------------
 Total recoveries                                   223             246            140            106             96
                                         ----------------------------------------------------------------------------
Net loans charged off                             1,327           1,414          1,431          1,022            674
                                         ----------------------------------------------------------------------------
Additions charged to operations                   1,189           1,691          2,251          1,408          1,329
                                         ----------------------------------------------------------------------------
Acquisition of CNB                                  498             ---            ---            ---            ---
                                         ----------------------------------------------------------------------------
Balance at end of year                          $ 5,729         $ 5,369        $ 5,092        $ 4,272        $ 3,886
                                         ============================================================================
Net charge-offs to average net loans
outstanding                                       0.30%           0.34%          0.35%          0.27%          0.21%
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

B.       Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

             =====================================================================================================================
                                                                        December 31,
             ---------------------------------------------------------------------------------------------------------------------
                       2004                   2003                    2002                    2001                    2000
             ---------------------------------------------------------------------------------------------------------------------
                          Percent of             Percent of              Percent of             Percent of             Percent of
                           Loans in               Loans in                Loans in               Loans in               Loans in
 ($ in        Allowance      Each     Allowance     Each      Allowance     Each     Allowance     Each      Allowance    Each
thousands)     Amount     Category to   Amount   Category to   Amount    Category to   Amount   Category to   Amount   Category to
                          Total Loans            Total Loans             Total Loans            Total Loans            Total Loans
==================================================================================================================================
Commercial
 and
 industrial
 loans            $1,387     51.90%     $1,239      51.26%       $235       50.98%       $557       47.43%      $255       45.29%
----------------------------------------------------------------------------------------------------------------------------------
Real estate
 mortgage
 loans               990     24.10%        970      21.56%        911       20.01%         50       19.33%       120       19.66%
----------------------------------------------------------------------------------------------------------------------------------
Real estate
 construction
 loans               359      5.22%        125       6.88%        ---        5.44%        ---        4.89%       ---        4.62%
----------------------------------------------------------------------------------------------------------------------------------
Loans to
 individuals       2,016     18.78%      2,257      20.30%      3,092       23.57%      2,909       28.35%     1,709       30.43%
----------------------------------------------------------------------------------------------------------------------------------
Unallocated          977                   778                    854                     756                  1,802
----------------------------------------------------------------------------------------------------------------------------------
                  $5,729    100.00%     $5,369     100.00%     $5,092      100.00%     $4,272      100.00%    $3,886      100.00%
             =====================================================================================================================

Balance Sheet

2004 vs 2003

    Total assets for Company at December 31, 2004 were $796,154, an increase of $87,594, or 12.36%, over December 31, 2003. The two acquisitions described in the performance summary account for much of the growth.
    In the fourth quarter of 2004, the Company announced plans to acquire two branches from Planters Bank and Trust Company of Virginia. This acquisition will add approximately $22 million in deposits. The transaction is scheduled to close in February 2005.

2003 vs 2002
    Total assets for the Company increased by $23,625 or 3.45% in 2003. Total deposits increased by $17,107 or 2.81%. Growth was from development of the existing franchise, as there were no acquisitions in 2003.

Loans

2004 vs 2003
    The mix of loan categories at December 31, 2004 and December 31, 2003 is shown in the following table.

                                     December 31, 2004     December 31, 2003
Construction loans (1)                 $    25,009            $   28,055
Real estate loans                          115,388                87,899
Commercial and industrial loans            248,523               208,997
Loans to individuals                        89,889                82,742
                                            ------                ------
Total loans                              $ 478,809             $ 407,693
                                           =======               =======
(1)     All categories shown reflect gross loans at period-end.

    The volume of mortgage loans held for sale is directly related to interest rate levels. Activity generally peaks during periods of low interest rates, declining as interest rates rise. Period-end balances are not indicative of volume, as loans are constantly being originated and sold. The balance shown at period-end reflects only loans held by NBB for which there are purchase commitments from investors, but which have not yet been funded. At December 31, 2004 there were approximately $3,611 in commitments to extend mortgage loans outstanding and $1,717 at December 31, 2003.
    Construction loans were $25,009 at December 31, 2004 and $28,055 at December 31, 2003, a decrease of $3,046. This category tends to fluctuate because of demand. Demand may vary due to economic conditions and seasons. Completion of construction projects generally occurs within one year, at which time permanent financing through one of the Company's banking affiliates or another lender is obtained. Loans for which the Company retains permanent financing move into the commercial and industrial loan or mortgage loan categories.
    Real estate loans at December 31, 2004 were $115,388, which represents an increase of $27,489 from December 31, 2003. Loans in this category are for one-to-four family housing and are loans the banking affiliates elected to retain rather than sell on the secondary market. Of that increase, approximately $13,000 was acquired from CNB and $2,600 was acquired from FNB-SE.
    Commercial and industrial loans were $248,523 at December 31, 2004, which represents an increase of $39,526 from December 31, 2003. Included in this category are loans for working capital, equipment, commercial real estate and other loans for legitimate business needs. The CNB transaction accounted for approximately $14,000 of this growth, and the FNB-SE acquisition contributed $2,400. Historically, growth in this category has been satisfactory, and based on present knowledge, no adverse trends are anticipated.
    Loans to individuals increased by $7,147 when December 31, 2004 is compared to December 31, 2003. Growth attributable to the CNB transaction was approximately $5,300, and $2,200 came from FNB-SE. Growth rates in this category have trended downward, with most growth being the result of acquisitions. See the comments under "Net Interest Income".

2003 vs 2002
    Loans net of unearned income decreased by $2,542 or .62% in 2003. Real estate construction and real mortgage loans both showed increases of approximately $5,700, however this was offset by a slight decline in commercial loans and a $14,000 decline in loans to individuals. Management believes the decline in loans to individuals is due to several reasons.
o General economic conditions and the lack of employment opportunity in portions of the Company's market area.
o A decline in consumer requests for new car financing because of special financing incentives offered by automobile companies.
o   Consumers' use of credit cards with higher credit limits.
o Consumers taking advantage of low mortgage rates to refinance home mortgages to obtain funds that might otherwise have been borrowed through a consumer loan.

Securities

2004 vs 2003
    Securities available for sale increased by $16,023 from December 31, 2003, while securities held to maturity increased by $4,531. Of that increase, approximately $9,519 was attributable to the CNB transaction. During 2004, $1,310 in securities held to maturity were sold. Credit quality concerns prompted these sales.

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

A.      Types of Loans

                                     ================================================================
                                                              December 31,
                                     ----------------------------------------------------------------
                                          2004         2003        2002        2001        2000
=====================================================================================================
Commercial and industrial loans         $248,523     $208,997    $209,368    $189,764     $163,929
Real estate mortgage loans               115,388       87,899      82,193      77,339       71,163
Real estate construction loans            25,009       28,055      22,294      19,573       16,726
Loans to individuals                      89,889       82,742      96,762     113,413      110,176
                                     ----------------------------------------------------------------
Total loans                             $478,809     $407,693    $410,617    $400,089     $361,994
Less unearned income and deferred
 fees                                       (881)        (896)     (1,278)     (1,775)      (2,313)
                                     ----------------------------------------------------------------
Total loans, net of  unearned income    $477,928     $406,797    $409,339    $398,314     $359,681
Less allowance for loans losses           (5,729)      (5,369)     (5,092)     (4,272)      (3,886)
                                     ----------------------------------------------------------------
 Total loans, net                       $472,199     $401,428    $404,247    $394,042     $355,795
=====================================================================================================


B.      Maturities and Interest Rate Sensitivities

                                        ===================================================
                                                        December 31, 2004
                                        ---------------------------------------------------
                                                         1 - 5        After
                                          < 1 Year       Years       5 Years      Total
======================================= ============== =========== ============ ===========
Commercial and industrial                  $64,253        $140,664    $43,606      $248,523
Real estate construction                    25,009             ---        ---        25,009
--------------------------------------- -------------- ----------- ------------ -----------
                                            89,262         140,664     43,606       273,532
Less loans with predetermined
  interest rates                            24,883          17,287     16,627        58,797
                                        -------------- ----------- ------------ -----------
Loans with adjustable rates                $64,379        $123,377    $26,979      $214,735
======================================= ============== =========== ============ ===========


C.      Risk Elements

  Nonaccrual, Past Due and Restructured Loans

  The following table presents aggregate amounts for nonaccrual loans, restructured loans, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments.

                                               =======================================================
                                                                    December 31,
                                               -------------------------------------------------------
                                                   2004       2003       2002       2001        2000
------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial and industrial                        $354       $302       $102        $175       $ 65
  Real estate mortgage                               40         44        152          11          5
  Loans to individuals                              ---          8         34         168         18
Total nonperforming loans                          $394       $354       $288        $354       $ 88
Other real estate owned, net                        895      1,663        537         211        540
------------------------------------------------------------------------------------------------------
Total nonperforming assets                       $1,289     $2,017       $825       $ 565       $628
                                               =======================================================
------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more:
  Commercial and industrial                        $321        $98       $462        $303       $242
  Real estate mortgage                              258        619        119         277        664
  Loans to individuals                              175        214        396         400        415
------------------------------------------------------------------------------------------------------
                                                   $754       $931       $977        $980     $1,321
======================================================================================================

Loan loss and other industry indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table
                                                        2004               2003             2002
------------------------------------------------- ------------------ ------------------ --------------
Provision for loan losses                              $  1,189          $  1,691          $  2,251
------------------------------------------------- ------------------ ------------------ --------------
Net charge-offs to average net loans                      0.30%             0.34%             0.35%
------------------------------------------------- ------------------ ------------------ --------------
Allowance for loan losses to loans, net of
  unearned income and deferred fees                       1.20%             1.32%             1.24%
------------------------------------------------- ------------------ ------------------ --------------
Allowance for loan losses to nonperforming loans      1,454.06%         1,516.67%         1,768.06%
------------------------------------------------- ------------------ ------------------ --------------
Allowance for loan losses to nonperforming
  assets                                                444.45%           266.19%           617.21%
------------------------------------------------- ------------------ ------------------ --------------
Nonperforming assets to loans, net of unearned
  income and deferred fees, plus other real
  estate owned                                             .27%              .49%             0.20%
------------------------------------------------- ------------------ ------------------ --------------
Nonaccrual loans                                            394               354               288
------------------------------------------------- ------------------ ------------------ --------------
Restructured loans                                          ---               ---               ---
------------------------------------------------- ------------------ ------------------ --------------
Other real estate owned, net                                895             1,663               537
------------------------------------------------- ------------------ ------------------ --------------
Total nonperforming assets                             $  1,289          $  2,017           $   825
------------------------------------------------- ------------------ ------------------ --------------
Accruing loans past due 90 days or more                $    754          $    931           $   977
------------------------------------------------- ------------------ ------------------ --------------

 Note: Nonperforming loans include nonaccrual loans and restructured loans, but do not include accruing loans 90 days or more past due.

B.       Maturities and Associated Yields
         The following table presents the maturities for securities available for sale and held to maturity as of December 31, 2004 and weighted average yield for each range of maturities.

                                       =======================================================================================
                                                                       Maturities and Yields
                                                                         December 31, 2004
                                       ---------------------------------------------------------------------------------------
($ in thousands except for % data)        <1 Year     1-5 Years     5-10 Years      >10 Years      None           Total
==============================================================================================================================

Available for Sale
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                               $   ---     $ 2,000       2,014          $ ---        $ ---         $  4,014
                                                ---       4.19%       3.97%            ---          ---            4.08%
-----------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                      2,029       2,854       1,992            ---          ---            6,875
                                              2.22%       4.05%       4.47%            ---          ---            3.63%
------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                      ---         958       3,467         13,439          ---           17,864
                                                ---       4.04%       4.05%          4.99%          ---            4.76%
------------------------------------------------------------------------------------------------------------------------------
States and political                            ---         105       3,974          1,239          ---            5,318
 subdivision - taxable                          ---       5.88%       4.86%          7.80%          ---            5.56%
------------------------------------------------------------------------------------------------------------------------------
States and political subdivision                694       5,753      52,723         14,654          ---           73,824
 - nontaxable(1)                              7.94%       6.27%       6.27%          6.57%          ---            6.35%
------------------------------------------------------------------------------------------------------------------------------
Corporate                                     2,767      10,409      20,672            ---          ---           33,848
                                              5.80%       3.77%       4.75%            ---          ---            4.54%
------------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank stock                    ---         ---         ---            ---        1,603            1,603
                                                ---         ---         ---            ---        3.75%            3.75%
------------------------------------------------------------------------------------------------------------------------------
Federal Reserve Bank stock                      ---         ---         ---            ---          209              209
                                                ---         ---         ---            ---        6.00%            6.00%
------------------------------------------------------------------------------------------------------------------------------
Other securities                                ---         ---         ---            ---        1,768            1,768
                                                ---      22,079         ---         29,332        1.75%            1.75%
------------------------------------------------------------------------------------------------------------------------------
Total                                         5,490      22,079      84,842         28,332        3,580          145,323
                                              4.60%       4.52%       5.65%          5.90%        2.99%            5.43%
------------------------------------------------------------------------------------------------------------------------------


Held to Maturity
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                                   ---         ---         ---            ---          ---              ---
                                                ---         ---         ---            ---          ---              ---
------------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                      2,997       4,992       8,987            ---          ---           16,976
                                              4.24%       3.91%       4.52%            ---          ---            4.29%
------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                        3           9         ---          3,042          ---            3,054
                                              7.50%       7.63%         ---          6.18%          ---            6.19%
------------------------------------------------------------------------------------------------------------------------------
States and political                            ---         ---       2,665            ---          ---            2,665
 subdivision - taxable                          ---         ---       5.47%            ---          ---            5.47%
------------------------------------------------------------------------------------------------------------------------------
States and political                          1,020       2,670      40,385          8,570          ---           52,645
 subdivision - nontaxable                     7.28%       6.26%       6.51%          6.32%          ---            6.48%
------------------------------------------------------------------------------------------------------------------------------
Corporate                                     7,480      11,296       9,269          2,000          ---           30,045
                                              5.93%       6.02%       5.26%          5.03%          ---            5.70%
------------------------------------------------------------------------------------------------------------------------------
Other securities                                ---          ---        ---            ---          ---              ---
                                                ---          ---        ---            ---          ---              ---
------------------------------------------------------------------------------------------------------------------------------
Total                                       $11,500      $18,967    $61,306        $13,612          ---         $105,385
                                              5.61%        5.50%      5.98%          6.10%          ---            5.87%
==============================================================================================================================

(1) Rates shown represent weighted average yield on a fully taxable basis.
    The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2004 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Financial Institution Examination Council's (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders' equity.

Deposits

2004 vs 2003
    Total deposits grew $80,554 or 12.88% when December 31, 2004 and December 31, 2003 are compared. Of the nearly $80,000 in growth, approximately $60,000 was due to acquisitions.
    The decline in time deposits is a continuation of the trend of customers being unwilling to choose longer term deposit instruments. This trend is expected to reverse when interest rates move to higher levels, which will provide an incentive for customers to invest for longer periods.
    In addition to these acquisitions, the Company's BTC subsidiary has entered into an agreement to purchase two branch offices from Planters Bank and Trust Company of Virginia. This transaction, which is expected to close in February of 2005, added approximately $22,000 in deposits.

2003 vs 2002
    Total deposits grew by $17,107 or 2.81% in 2003. All categories reflected increases except time deposits, which declined by 1.19%.
    In the interest-bearing deposit categories the largest dollar growth was in interest-bearing demand deposits, which grew by $7,154. This was followed by savings deposits, which grew by $4,128.

A.  Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

                              =======================================================================
                                                           December 31,
                              -----------------------------------------------------------------------
                                       2004                    2003                   2002
                              -----------------------------------------------------------------------
                                            Average                Average                 Average
                                Average      Rates      Average     Rates      Average      Rates
 ($ in thousands)               Amounts       Paid      Amounts      Paid      Amounts      Paid
-----------------------------------------------------------------------------------------------------
Noninterest-bearing
 demand deposits                  $ 93,320        ---    $ 79,760        ---    $ 74,269         ---

Interest-bearing
 demand deposits                   186,106      0.84%     167,428      0.94%     147,749       1.50%

Savings deposits                    58,899      0.43%      51,646      0.63%      49,151       1.03%

Time deposits                      327,302      2.84%     317,989      3.26%     312,129       4.18%

-----------------------------------------------------------------------------------------------------
Average total
 deposits                         $665,627      1.94%    $616,823      2.28%    $583,298       3.10%
=====================================================================================================


B.       Time Deposits of $100,000 or More

The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:

                                =======================================================================
                                                          December 31, 2004
                                =======================================================================

                                 3 Months    Over 3 Months   Over 6 Months     Over 12       Total
                                  or Less      Through 6      Through 12       Months
($ in thousands)                                Months          Months
-------------------------------------------------------------------------------------------------------
  Total time
    deposits of
    $100,000 or more              $13,284         $20,189         $24,154       $47,709     $105,336
=======================================================================================================

Derivatives and Market Risk Exposures

    The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 14, of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA's and FNMA's, with a fair value of approximately $20,769, which includes $3,112 of structured notes, none of which is mortgage-backed. See Note 3, of Notes to Consolidated Financial Statements for additional information relating to securities.
    The Company's securities and loans are subject to credit and interest rate risk, and its deposits are subject to interest rate risk. Management considers credit risk when a loan is granted and monitors credit risk after the loan is granted. The Company maintains an allowance for loan losses to absorb losses in the collection of its loans. See Note 5, of Notes to Consolidated Financial Statements for information relating to the allowance for loan losses. See Note 15, of Notes to Consolidated Financial Statements for information relating to concentrations of credit risk. The Company has an asset/liability program to manage its interest rate risk. This program provides management with information related to the rate sensitivity of certain assets and liabilities and the effect of changing rates on profitability and capital accounts.
    The effects of changing interest rates are primarily managed through adjustments to the loan portfolio and deposit base, to the extent competitive factors allow. The investment portfolio is generally longer term. Adjustments for asset and liability management concerns are addressed when securities are called or mature and funds are subsequently reinvested. Historically, sales of securities have occurred for reasons related to credit quality or regulatory limitations. Few, if any, securities available for sale have been disposed of for the express purpose of managing interest rate risk.
    No trading activity for this purpose is planned for the foreseeable future, though it does remain an option.
    While this planning process is designed to protect the Company over the long-term, it does not provide near-term protection from interest rate shocks, as interest rate sensitive assets and liabilities do not, by their nature, move up or down in tandem in response to changes in the overall rate environment. The Company's profitability in the near term may be temporarily affected either positively by a falling interest rate scenario or negatively by a period of rising rates. See Note 16, of Notes to Consolidated Financial Statements for information relating to fair value of financial instruments and comments concerning interest rate sensitivity.

Liquidity

2004 vs 2003
    Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Sources of liquidity include deposits, loan principal and interest repayments, sales, calls and maturities of securities, and short-term borrowings. The Company also has available a line of credit with the Federal Home Loan Bank to provide for liquidity needs. The Company maintained an adequate liquidity level during 2004 and 2003.
    Net cash provided by operating activities was $20,863 for the period ended December 31, 2004, which compares to $14,793 for the same period the previous year.
    Net cash used in investing activities was $36,291 for the period ended December 31, 2004, and $27,976 used for the period ended December 31, 2003.
    The Company used approximately $13,602 in acquisitions, and it had no acquisitions in 2003. Net cash provided in financing activities was $16,188 for the period ending December 31, 2004 and $12,600 for the period ending December 31, 2003. The substantial changes in cash used in investing activities and cash provided by financing activities are due to the CNB and FNB-SE transactions.
    Included in the supplemental cash flow data is interest paid on deposits, which declined substantially when the periods December 31, 2004 and December 31, 2003 are compared. The decrease is due to a decline in interest expense due to the lower interest rate environment.
    The Company has other available sources of liquidity. They include lines of credit with a correspondent bank, advances from the Federal Home Loan Bank, and Federal Reserve Bank discount window borrowings.
    Management is unaware of any commitment that would have a material and adverse effect on liquidity at December 31, 2004. Total shareholders' equity grew by $6,447 from December 31, 2003 to December 31, 2004. Earnings, net of the change in unrealized gains and losses for securities available for sale and dividends paid, accounted for most of the increase. Stock options exercised provided $172. During the third quarter the Company repurchased 5,000 shares of the common stock for $217. The Tier I and Tier II risk-based capital ratios at December 31, 2004 were 12.36% and 13.39%, respectively.

2003 vs 2002
    Cash flows from operating activities for 2003 were $14,794. The principal source of cash was net income. Net cash used in investment activities was $27,976. Included in this account are $35,818 in purchases of securities available for sale, $23,185 in securities held to maturity and $17,402 in interest-bearing deposits.

    Cash provided by financing activities was $12,599 compared to $28,792 in 2002. Time deposits decreased by $3,814 in 2003 and $1,743 in 2002. Other deposits increased $20,921 in 2003. Comments made under "Deposits" apply.

Recent Accounting Pronouncements

    See Note 1, of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

    Total shareholders' equity at December 31, 2004 was $87,088, an increase of $6,447 or 7.99%. Total average capital to total average assets was 11.21% for 2004, which compares to 11.12% in 2003. Of the increase, net income accounted for $12,230, offset by dividends to shareholders in the amount of $4,504. Stock repurchased during the year cost $217, while stock options exercised resulted in an addition to capital of $172.

Off-Balance Sheet Arrangements

    The Company's off-balance sheet arrangements are detailed in the table below.

                                                        Payments Due by Period
                                        Total      Less Than    1-3 Years   3-5        More Than
                                                    1 Year                   Years      5 Years
--------------------------------------------------------------------------------------------------
Commitments to extend credit           $ 103,816      103,816          ---       ---          ---
Standby Letters of Credit                  4,365        4,365          ---       ---          ---
Mortgage Loans with Potential
  Recourse                                17,649       17,649          ---       ---          ---
Commitments to invest in LLC's               912          912          ---       ---          ---
Operating Leases                             475          112          158       135           70
--------------------------------------------------------------------------------------------------
Total                                  $ 127,217      127,217          158       135           70
                                      ============================================================

    In the normal course of business the Company's banking affiliates extend lines of credit to their customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.
    Standby letters of credit are also issued to the banks' customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $19 in 2004.
    While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it could draw funds. Sale of the loans would also be an option.
    The Company also sells mortgages on the secondary market for which there are recourse agreements should the borrower default.
    Operating leases are for buildings used in the day-to-day operations of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  See "Analysis of Interest Rate Sensitivity" set forth below. Additional information is set forth in the "Interest Rate Sensitivity" and "Derivatives and Market Risk Exposure" sections.

Item 8.  Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS

$ In thousands, except share data.                                 December 31,
                                                            -------------- -----------
                                                                2004          2003
                                                            -------------- -----------
Assets:
--------
Cash and due from banks                                     $  12,493      $ 11,733
----------------------------------------------------------- -------------- -----------
Interest-bearing deposits                                      22,463        36,220
----------------------------------------------------------- -------------- -----------
Securities available for sale, at fair value                  145,323       129,300
----------------------------------------------------------- -------------- -----------
Securities held to maturity (fair value approximates
 $107,697 at December 31, 2004 and $105,026 at
 December 31, 2003)                                           105,385       100,854
----------------------------------------------------------- -------------- -----------
Mortgage loans held for sale                                    1,003           714
----------------------------------------------------------- -------------- -----------
Loans:
----------------------------------------------------------- -------------- -----------
        Real estate construction loans                         25,009        28,055
----------------------------------------------------------- -------------- -----------
        Real estate mortgage loans                            115,388        87,899
----------------------------------------------------------- -------------- -----------
        Commercial and industrial loans                       248,523       208,997
----------------------------------------------------------- -------------- -----------
        Loans to individuals                                   89,889        82,742
----------------------------------------------------------- -------------- -----------
              Total loans                                     478,809       407,693
----------------------------------------------------------- -------------- -----------
        Less unearned income and deferred fees                   (881)         (896)
----------------------------------------------------------- -------------- -----------
        Loans, net of unearned income and deferred fees       477,928       406,797
----------------------------------------------------------- -------------- -----------
        Less allowance for loan losses                         (5,729)       (5,369)
----------------------------------------------------------- -------------- -----------
               Loans, net                                     472,199       401,428
----------------------------------------------------------- -------------- -----------
Premises and equipment, net                                    12,104        10,094
----------------------------------------------------------- -------------- -----------
Accrued interest receivable                                     4,870         4,610
----------------------------------------------------------- -------------- -----------
Other real estate owned, net                                      895         1,663
----------------------------------------------------------- -------------- -----------
Intangible assets and goodwill                                 16,924         9,958
----------------------------------------------------------- -------------- -----------
Other assets                                                    2,495         1,986
----------------------------------------------------------- -------------- -----------
               Total assets                                 $ 796,154      $708,560
                                                            ============== ===========

Liabilities and Stockholders' Equity:
-------------------------------------
Noninterest-bearing demand deposits                         $ 106,189      $ 83,671
----------------------------------------------------------- -------------- -----------
Interest-bearing demand deposits                              198,897       172,370
----------------------------------------------------------- -------------- -----------
Saving deposits                                                62,817        53,084
----------------------------------------------------------- -------------- -----------
Time deposits                                                 338,029       316,253
----------------------------------------------------------- -------------- -----------
               Total deposits                                 705,932       625,378
----------------------------------------------------------- -------------- -----------
Other borrowed funds                                              297           135
----------------------------------------------------------- -------------- -----------
Accrued interest payable                                          483           489
----------------------------------------------------------- -------------- -----------
Other liabilities                                               2,354         1,917
----------------------------------------------------------- -------------- -----------
               Total liabilities                              709,066       627,919
----------------------------------------------------------- -------------- -----------
Commitments and contingencies
----------------------------------------------------------- -------------- -----------
Stockholders' equity:
----------------------------------------------------------- -------------- -----------
       Preferred stock, no par value, 5,000,000 shares
       authorized; none issued and outstanding                    ---           ---
----------------------------------------------------------- -------------- -----------
        Common stock of $2.50 par value. Authorized
        10,000,000 shares; issued and outstanding, 3,519,002
        shares - 2004, and 3,515,377 - 2003                     8,797         8,788
----------------------------------------------------------- -------------- -----------
        Retained earnings                                      77,735        70,063
----------------------------------------------------------- -------------- -----------
        Accumulated other comprehensive income, net               556         1,790
----------------------------------------------------------- -------------- -----------
       Total stockholders' equity                              87,088        80,641
----------------------------------------------------------- -------------- -----------
           Total liabilities and stockholders' equity       $ 796,154      $708,560
----------------------------------------------------------- ============== ===========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

$ In thousands, except per share
data. Years ended December 31,
                                                                    ---------- ---------- ---------
                                                                      2004        2003      2002
---------------- -------------------------------------------------- ---------- ---------- ---------
Interest
Income           Interest and fees on loans                          $ 29,812   $ 29,798   $32,420
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Interest on federal funds sold                             5         16        42
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Interest on interest-bearing deposits                    196        230       276
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Interest on securities - taxable                       6,184      5,668     5,490
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Interest on securities - nontaxable                    5,295      5,369     4,519
---------------- -------------------------------------------------- ---------- ---------- ---------
                         Total interest income                         41,492     41,081    42,747
---------------- -------------------------------------------------- ---------- ---------- ---------
Interest         Interest on time deposits of $100,000 or more          3,138      3,016     3,470
Expense          -------------------------------------------------- ---------- ---------- ---------
                 Interest on other deposits                             7,973      9,234    12,289
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Interest on borrowed funds                                14          2         5
---------------- -------------------------------------------------- ---------- ---------- ---------
                         Total interest expense                        11,125     12,252    15,764
---------------- -------------------------------------------------- ---------- ---------- ---------
                         Net interest income                           30,367     28,829    26,983
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Provision for loan losses                              1,189      1,691     2,251
---------------- -------------------------------------------------- ---------- ---------- ---------
                         Net interest income after provision for
                            loan losses                                29,178     27,138    24,732
---------------- -------------------------------------------------- ---------- ---------- ---------
Noninterest      Service charges on deposit accounts                    3,003      2,597     2,229
Income           -------------------------------------------------- ---------- ---------- ---------
                 Other service charges and fees                           252        267       260
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Credit card fees                                       1,839      1,612     1,409
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Trust income                                           1,436      1,132       968
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Other income                                             444        448       500
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Realized securities gains, net                           168        130       346
---------------- -------------------------------------------------- ---------- ---------- ---------
                         Total noninterest income                       7,142      6,186     5,712
---------------- -------------------------------------------------- ---------- ---------- ---------
Noninterest      Salaries and employee benefits                        10,498      9,568     8,912
Expense          -------------------------------------------------- ---------- ---------- ---------
                 Occupancy and furniture and fixtures                   1,797      1,655     1,692
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Data processing and ATM                                1,302      1,164     1,096
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Credit card processing                                 1,502      1,244     1,036
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Intangible assets and goodwill amortization              967        954       954
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Net costs of other real estate owned                     201        178       145
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Other operating expenses                               4,069      3,883     3,592
---------------- -------------------------------------------------- ---------- ---------- ---------
                         Total noninterest expense                     20,336     18,646    17,427
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Income before income taxes                            15,984     14,678    13,017
---------------- -------------------------------------------------- ---------- ---------- ---------
                 Income tax expense                                     3,754      3,236     3,003
---------------- -------------------------------------------------- ---------- ---------- ---------
                         Net income                                  $ 12,230   $ 11,442   $10,014
                                                                     ========   ========   =======
                         Basic net income per share                   $  3.48    $  3.26     $2.85
                                                                     ========   ========   =======
                         Fully diluted net income per share           $  3.46    $  3.24     $2.85
                                                                     ========   ========   =======

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

$ In thousands, except per share data.

                                      Common     Retained      Accumulated Other      Comprehensive      Total
                                       Stock     Earnings     Comprehensive Income        Income
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Balance at December 31, 2001           $ 8,778    $ 55,917             $ 566                            $ 65,261
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Net income                                 ---      10,014               ---              $ 10,014        10,014
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Other comprehensive income:
 Unrealized holding gains on
 available for sale securities net
 of deferred taxes of $948                 ---         ---               ---                 1,841           ---
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Less: reclassification adjustment,
 net of income taxes of $(118)             ---         ---               ---                  (228)          ---
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Minimum pension liability
 adjustment net of deferred taxes
 of $(235)                                 ---         ---               ---                  (381)          ---
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Other comprehensive income, net of
 tax of $596                               ---         ---             1,232                 1,232         1,232
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Total comprehensive income                 ---         ---               ---              $ 11,246           ---
------------------------------------ ---------- ----------- ------------------------ ================= ----------
Cash dividends ($0.97 per share)           ---     (3,406)               ---                              (3,406)
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------


Balance at December 31, 2002           $ 8,778   $ 62,525            $ 1,798                            $ 73,101
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Net income                                 ---     11,442                ---              $ 11,442        11,442
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Other comprehensive loss:
 Unrealized holding gains on
 available for sale securities net
 of deferred taxes of $28                  ---        ---                ---                    52           ---
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Less: reclassification adjustment,
 net of income taxes of $(46)              ---        ---                ---                   (84)          ---
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Minimum pension liability
 adjustment net of deferred taxes
 of $8                                     ---        ---                ---                    24           ---
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Other comprehensive loss, net of
 tax of $(10)                              ---        ---                 (8)                   (8)           (8)
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Total comprehensive income                 ---        ---                ---              $ 11,434           ---
------------------------------------ ---------- ----------- ------------------------ ================= ----------
Cash dividends ($1.13 per share)           ---     (3,971)               ---                              (3,971)
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Exercise of stock options                   10         67                ---                                  77
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------


Balance at December 31, 2003           $ 8,788   $ 70,063            $ 1,790                            $ 80,641
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Net income                                 ---     12,230                ---              $ 12,230        12,230
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Other comprehensive loss:
-------------------------
Unrealized holding losses on
 available for sale securities net
 of deferred taxes of $(516)               ---        ---                ---                  (958)         ---
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Less: reclassification adjustment,
 net of income taxes of $7                 ---        ---                ---                    12          ---
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Minimum pension liability
 adjustment, net of deferred taxes
 of $(155)                                 ---        ---                ---                  (288)         ---
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Other comprehensive loss, net of
 tax of $(664)                             ---        ---             (1,234)               (1,234)      (1,234)
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Total comprehensive income                 ---        ---                ---              $ 10,996          ---
------------------------------------ ---------- ----------- ------------------------ ================= ----------
Cash dividend ($1.28 per share)            ---     (4,504)               ---                             (4,504)
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Exercise of stock options                   22        150                ---                                172
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Common stock repurchase                    (13)      (204)               ---                               (217)
------------------------------------ ---------- ----------- ------------------------ ----------------- ----------
Balance at December 31, 2004           $ 8,797   $ 77,735              $ 556                           $ 87,088
==================================== ========== =========== ======================== ================= ==========


The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS                                       Years Ended December 31,
$ In thousands.                                                           2004        2003        2002
                                                                       ------------ ----------- ----------
Cash              Net income                                            $12,230       $11,442    $ 10,014
Flows             Adjustment to reconcile net income to net cash
from              provided by operating activities:
Operating            Provision for loan losses                            1,189         1,691       2,251
Activities           Deferred income tax (benefit)                          (18)         (200)       (551)
                     Depreciation of premises and equipment                 953           924         977
                     Amortization of intangibles                            967           954         954
                     Amortization of premiums and accretion of
                        discounts, net                                      335           359         392
                     (Gains) losses on sale and calls of securities
                        available for sale, net                              95           (79)       (331)
                     (Gains) losses on calls of securities held to
                        maturity, net                                      (263)          (51)        (15)
                     Losses and writedowns on other real estate
                        owned                                               139            94          87
                     Originations of mortgage loans held for sale       (17,938)      (37,039)    (36,915)
                     Sales of mortgage loans held for sale               17,649        37,171      37,214
                     (Gains) losses on sale and disposal of fixed
                        assets                                              ---            40         (11)
                     Net change in:
                        Accrued interest receivable                        (260)         (320)        627
                        Other assets                                      8,253           216         (34)
                        Accrued interest payable                             (6)         (211)       (401)
                        Other liabilities                                     9          (198)        (14)
                                                                       ------------ ----------- ----------
                     Net cash provided by operating activities           23,334        14,793      14,244
                                                                       ------------ ----------- ----------
Cash              Net change in federal funds sold                          ---         1,724        (644)
Flows             Net change in interest-bearing deposits                13,757       (17,402)     (3,308)
from              Proceeds from repayments of mortgage-backed
Investing            securities                                           7,373         9,872       4,656
Activities        Proceeds from sales of securities available for
                     sale                                                    94         1,193         813
                  Proceeds from calls, maturities, and principal
                     repayments of securities available for sale         18,765        15,127      11,042
                  Proceeds from calls, maturities, and principal
                     repayments of securities held to maturity            7,971        20,632      20,017
                  Proceeds from the sale of securities held to
                     maturity                                             1,310         1,093         ---
                  Purchases of securities available for sale            (31,849)      (35,818)    (44,995)
                  Purchases of securities held to maturity              (15,788)      (23,185)    (16,953)
                  Purchases of loan participations                       (1,668)       (6,619)    (19,440)
                  Collections of loan participations                      1,499         9,579       3,981
                  Acquisition of Community National Bank, net            (8,022)          ---         ---
                  Loan originations and principal collections, net      (30,495)       (3,592)      2,190
                  Proceeds from disposal of other real estate owned       1,031           294         255
                  Recoveries on loans charged off                           223           246         145
                  Additions to premises and equipment                    (2,966)       (1,527)       (805)
                  Proceeds from sale of premises and equipment                3           407          33
                                                                       ------------ ----------- ----------
                     Net cash used by investing activities              (38,762)      (27,976)    (43,013)
                                                                       ------------ ----------- ----------
Cash              Net change in time deposits                               495        (3,814)     (1,743)
Flows             Net change in other deposits                           20,080        20,921      33,396
from              Net change in other borrowed funds                        162          (613)        545
Financing         Cash dividends paid                                    (4,504)       (3,971)     (3,406)
Activities        Common stock repurchase                                  (217)           77         ---
                  Stock options exercised                                   172           ---         ---
                                                                       ------------ ----------- ----------
                     Net cash provided by financing activities           16,188        12,600      28,792
                                                                       ------------ ----------- ----------
Supplemental      Net change in cash and due from banks                     760          (583)         23
Disclosures       Cash and due from banks at beginning of year           11,733        12,316      12,293
of Cash Flow                                                           ------------ ----------- ----------
Information       Cash and due from banks at end of year                $12,493       $11,733     $12,316
                                                                       ------------ ----------- ----------
                  Interest paid on deposits and borrowed funds          $11,131       $12,463     $16,165
                  Income taxes paid                                       3,578         3,338       3,414
Supplemental      Loans charged against the allowance for loan
Disclosures          losses                                               1,550         1,660       1,576
of Noncash        Loans transferred to other real estate owned              402         1,514         668
Activities        Unrealized gain (loss) on securities available
                     for sale                                            (1,455)            3       2,444
                  Minimum pension liability adjustment                      428           (41)        689





CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                 Transactions related to the acquisition of
                    Community National Bank:
                   Increase in assets and liabilities:
                      Investments                                        10,052           ---         ---
                      Loans                                              40,371           ---         ---
                      Deposits                                           59,979           ---         ---


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

Securities
    Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company has no securities classified as trading securities at December 31, 2004 or 2003.
    Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.


Loans Held for Sale
    Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an individual loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans held for sale are generally sold with the mortgage servicing rights released by the Company.

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

Allowance for Loan Losses
    The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
    The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience; the nature, volume, and risk characteristics of the loan portfolio; adverse situations that may affect the borrower's ability to repay; estimated value of any underlying collateral; and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
    The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent to the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
    A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
    Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Rate Lock Commitments
    The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 60 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, by committing to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.
    The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best effort contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the changes in the value of the underlying assets while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

Premises and Equipment
    Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is charged to expense over the estimated useful lives of the assets on the straight-line basis. Depreciable lives include 40 years for premises, 3-10 years for furniture and equipment, and 3 years for computer software. Costs of maintenance and repairs are charged to expense as incurred and improvements are capitalized.

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

Intangible Assets
    Included in other assets are deposit intangibles of $10,882 and $9,726 at December 31, 2004 and 2003, respectively, and goodwill of $6,042 and $232 at December 31, 2004 and 2003, respectively. Deposit intangibles are being amortized on a straight-line basis over a ten- or twelve-year period, and goodwill still being amortized on a straight-line basis is over a fifteen-year period. Goodwill from the CNB acquisition is not being amortized, but is subject to annual impairment testing.

Stock-Based Compensation
    At December 31, 2004, the Company had a stock-based employee compensation plan which is described more fully in Note 9. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                       Years Ended December 31,
                                             ----------------------------------------------
                                                 2004           2003             2002
                                             ------------- ---------------- ---------------
(In thousands, except per share data)
Net income as reported                          $  12,230        $  11,442      $  10,014
Deduct: Total stock-based employee
  compensation expense determined under the
  fair value based method for all awards             (102)             (61)           (35)
                                             ------------- ---------------- ---------------
Pro forma net income                            $  12,128        $  11,381       $  9,979
Earnings per share:                          ============= ================ ===============
   Basic-as reported                            $    3.48        $    3.26       $   2.85
                                             ============= ================ ===============
   Basic-pro forma                              $    3.45        $    3.24       $   2.84
                                             ============= ================ ===============
   Diluted-as reported                          $    3.46        $    3.24       $   2.85
                                             ============= ================ ===============
   Diluted-pro forma                            $    3.43        $    3.22       $   2.84
                                             ============= ================ ===============

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
                                               2004        2003         2002
                                               ----        ----         ----
Average number of common shares
  outstanding                                3,517,982    3,512,896    3,511,377
Effect of dilutive options                      19,944       20,364        5,712
                                             ---------    ---------    ---------
Average number of common shares
  outstanding used  to calculate diluted
  earnings per share                         3,537,926    3,533,260    3,517,089
                                             ---------    ---------    ---------

    In 2004 and 2002, stock options representing 13,125 and 9,750 shares, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive. There were no anti-dilutive stock options excluded during 2003.

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

Recent Accounting Pronouncements
    In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (SPEs) until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company's consolidated financial position or consolidated results of operations.
    In December 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy "problem" loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Company. The Company intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on the Company's consolidated financial position or consolidated results of operations.
    On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" (SAB 105). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (IRLC), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, "Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133." Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company's consolidated financial position or consolidated results of operations.
    Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was issued and is effective March 31, 2004. EITF 03-1 provides guidance for determining the meaning of "other than temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the FASB decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.
    EITF No. 03-16, "Accounting for Investments in Limited Liability Companies" was ratified by the FASB and is effective for reporting periods beginning after June 15, 2004." APB Opinion No. 18, "The Equity Method of Accounting Investments in Common Stock," prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, "Investments in Partnerships Ventures," of Opinion 18, indicates that "many of the provisions of the Opinion would be appropriate in accounting" for partnerships. In EITF Abstracts, Topic No. D-46, "Accounting for Limited Partnership Investments," the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies
(LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.
    In December 2004, the FASB issued Statement of Financial Accounting

Standards No. 123 (revised 2004), "Share-Based Payment." This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

Note 2: Restriction on Cash
    As members of the Federal Reserve System, the Company's subsidiary banks are required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2004 and 2003, the aggregate amounts of daily average required balances approximated $3,138 and $2,463, respectively.

Note 3: Securities
    The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

                                                                   December 31, 2004

                                                                 Gross            Gross
  Available for sale:                            Amortized     Unrealized      Unrealized
                                                   Cost          Gains            Losses    Fair Value
  -------------------------------------------- -------------- ------------- -------------- --------------
  U.S. Treasury                                      $ 4,041         $  32          $  59        $ 4,014
  --------------------------------------------
  U.S. Government agencies and corporations            6,831            55             11          6,875
  States and political subdivisions                   77,689         1,886            433         79,142
  Mortgage-backed securities                          17,609           284             29         17,142
  Corporate debt securities                           33,880           539            571         33,848
  Federal Home Loan Bank stock-restricted              1,603           ---            ---          1,603
  Federal Reserve Bank stock-restricted                  209           ---            ---            209
  Other securities                                     1,615           153            ---          1,768
                                                       -----           ---            ---          -----
      Total securities available for sale          $ 143,477       $ 2,949        $ 1,103      $ 145,323
                                                   =========       =======        =======      =========

                                                                  December 31, 2003
                                                                 Gross         Gross
Available for sale:                             Amortized     Unrealized     Unrealized
                                                   Cost          Gains         Losses      Fair Value
                                               ------------- -------------- ------------- -------------
U.S. Treasury                                       $ 2,249          $  91         $ ---       $ 2,340
----------------------------------------------
U.S. Government agencies and corporations             4,639             12             2         4,649
States and political subdivisions                    80,872          2,524           282        83,114
Mortgage-backed securities                           10,518            365             3        10,880
Corporate debt securities                            24,609            773           319        25,063
Federal Home Loan Bank stock-restricted               1,646            ---           ---         1,646
Federal Reserve Bank stock-restricted                   209            ---           ---           209
Other securities                                      1,257            142           ---         1,399
                                                      -----            ---           ---         -----
    Total securities available for sale           $ 125,999        $ 3,907         $ 606     $ 129,300
                                                  =========        =======         =====     =========

    The amortized cost and fair value of single maturity securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2004.

                                                   December 31, 2004
                                          Amortized Cost         Fair Value
                                        -------------------- -------------------
Due in one year or less                            $  5,460             $  5,490
Due after one year through five years                21,988               22,079
Due after five years through ten years               83,834               84,842
Due after ten years                                  28,768               29,332
No maturity                                           3,427                3,580
                                        -------------------- -------------------
                                                  $ 143,477            $ 145,323
                                                    =======              =======

The amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows:

                                                           December 31, 2004
                                                            Gross        Gross
Held to maturity:                           Amortized    Unrealized   Unrealized
                                               Cost         Gains       Losses     Fair Value
                                           ------------- ------------ ------------ -----------
                                           ------------- ------------ ------------ -----------
U.S. Government agencies and corporations     $  16,976        $  40       $  143   $  16,873
States and political subdivisions                55,310        1,687           44      56,953
Mortgage-backed securities                        3,054          113            2       3,165
Corporate debt securities                        30,045        1,002          341      30,706
                                                 ------        -----          ---      ------
     Total securities held to maturity        $ 105,385       $2,842       $  530   $ 107,697
                                                =======        =====          ===     =======

                                                          December 31, 2003
                                                        Gross          Gross
Held to maturity:                          Amortized    Unrealized  Unrealized
                                             Cost         Gains       Losses      Fair Value
                                         -------------- ----------- ------------ -------------
U.S. Government agencies and
  corporations                                $  5,993       $  73        $  66      $  6,000
States and political subdivisions               56,361       2,257          104        58,514
Mortgage-backed securities                       4,291         207          ---         4,498
Corporate debt securities                       34,209       2,099          294        36,014
                                                ------       -----          ---        ------
 Total securities held to maturity           $ 100,854     $ 4,636        $ 464      $105,026
                                               =======       =====          ===       =======


    The amortized cost and fair value of single maturity securities held to maturity at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2004.

                                December 31, 2004
                                 Amortized Fair
                                   Cost Value
                                         ---------------- -------------
Due in one year or less                         $ 11,500      $ 11,654
Due after one year through five years             18,967        19,683
Due after five years through ten years            61,306        62,615
Due after ten years                               13,612        13,745
                                                  ------        ------
                                               $ 105,385      $107,697
                                               =========      ========

    Information pertaining to securities with gross unrealized losses at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                                          December 31, 2004
                                               Less Than 12 Months    12 Months or More
                                               -------------------    -----------------
                                                Fair     Unrealized    Fair    Unrealized
                                                Value       Loss       Value      Loss
U. S. Government agencies and corporations    $ 15,012       170     $  3,862         43
State and political subdivisions                20,270       340        4,803        137
Mortgage-backed securities                       5,173        31          ---        ---
Corporate debt securities                       20,168       344        9,285        568
                                                ------       ---        -----        ---
Total temporarily impaired securities         $ 60,623       885     $ 17,950        748
                                                ======       ===       ======        ===

                                                          December 31, 2003
                                               Less Than 12 Months     12 Months or More
                                               -------------------     -----------------
                                                Fair     Unrealized     Fair   Unrealized
                                                Value       Loss        Value     Loss
U. S. Government agencies and corporations     $ 2,934        68       $  ---        ---
State and political subdivisions                14,191       365        1,173         21
Mortgage-backed securities                         704         3          ---        ---
Corporate debt securities                       14,217       613          ---        ---
                                                ------       ---          ---        ---
Total temporarily impaired securities         $ 32,046     1,049      $ 1,173         21
                                                ======     =====        =====         ==

    The Company had 111 securities with a fair value of $78,573 which were temporarily impaired at December 31, 2004. The total unrealized loss on these securities was $1,633. Losses are attributed to interest rate movements. Credit quality of the securities portfolio is continuously monitored by management. The Company has the ability and intent to hold these securities until maturity. Therefore, the losses associated with these securities are not considered other than temporary at December 31, 2004.
    At December 31, 2004 and 2003, securities with a carrying value of $49,206 and $31,309, respectively, were pledged to secure trust deposits and for other purposes as required or permitted by law.
    As members of the Federal Reserve and the Federal Home Loan Bank (FHLB) of Atlanta, NBB and BTC are required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB and BTC's capital and a percentage of qualifying assets. In addition, NBB and BTC are eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans totaling approximately $103,230, and NBB and BTC's capital stock investment in the FHLB.

Note 4: Loans to Officers and Directors
    In the ordinary course of business, the Company, through its banking subsidiaries, has granted loans to executive officers and directors of Bankshares and its subsidiaries amounting to $2,526 at December 31, 2004 and $5,037 at December 31, 2003. During the year ended December 31, 2004 total principal additions were $2,374 and principal payments were $4,885.

Note 5: Allowance for Loan Losses
    An analysis of the allowance for loan losses follows:

                                                      Years ended December 31,
                                                   2004         2003         2002
                                                ------------ ------------ ------------
Balance at beginning of year                      $ 5,369       $ 5,092      $ 4,272
Provision for loan losses                           1,189         1,691        2,251
Loans charged off                                  (1,550)       (1,660)      (1,571)
Recoveries of loans previously charged off            223           246          140
Acquisition of bank                                   498           ---          ---
                                                ------------ ------------ ------------
Balance at end of year                            $ 5,729       $ 5,369      $ 5,092
                                                ============ ============ ============

The following is a summary of information pertaining to impaired loans:

                                                           December 31,
                                                   2004       2003       2002
                                                 ---------- ---------- ---------
Impaired loans without a valuation allowance         $ 275      $ 365       $ 46
Impaired loans with a valuation allowance               79        506         93
                                                 ---------- ---------- ---------
Total impaired loans                                 $ 354      $ 871      $ 139
                                                 ========== =========== ========
Valuation allowance related to impaired loans        $  55      $ 135      $  33
                                                 ========== =========== ========


                                                     Years ended December 31,
                                                      2004      2003     2002
                                                    --------- --------- --------
 Average investment in impaired loans                   $601      $353     $397
 Interest income recognized on impaired loans            ---        66       11
 Interest income recognized on a cash basis on
   impaired loans                                        ---       ---      ---
                                                    --------- --------- --------

    No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at December 31, 2004 and 2003 were $40 and $8, respectively. If interest on these loans had been accrued, such income would have been $2 and $0 respectively. Loans past due greater than 90 days which continue to accrue interest totaled $754 and $931 at December 31, 2004 and 2003, respectively.

Note 6: Premises and Equipment
    A summary of the cost and accumulated depreciation of premises and equipment follows:

                                               December 31,
                                           2004           2003

-------------------------------------- ------------- --------------
Premises                                   $ 12,985       $ 11,419
Furniture and equipment                       9,618          8,835
Construction-in-progress                        564             10
                                       ------------- --------------
                                           $ 23,167       $ 20,264
Accumulated depreciation                    (11,063)       (10,170)
                                       ------------- --------------
                                           $ 12,104       $ 10,094
                                       ============= ==============

    Depreciation expense for the years ended December 2004, 2003 and 2002 amounted to $953, $924 and $977, respectively.
    The Company leases branch facilities under noncancellable operating leases. The future minimum lease payments under these leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004 are as follows: $108 in 2005, $88 in 2006, $72 in 2007, $66 in 2008, $68 in 2009, and $70 thereafter.

Note 7: Deposits
    The aggregate amounts of time deposits in denominations of $100 or more at December 31, 2004 and 2003 were $105,336 and $95,216, respectively.
    At December 31, 2004 the scheduled maturities of time deposits are as follows:

           2005       $ 176,157
           2006          35,466
           2007          43,098
           2008          33,158
           2009          29,684
        Thereafter       20,466
                      ---------
                      $ 338,029
                      =========

    At December 31, 2004 and 2003, overdraft demand deposits reclassified to loans totaled $581 and $1,276, respectively.

Note 8: Employee Benefit Plans
401(k) Plan
    The Company has a Retirement Accumulation Plan qualifying under IRS Code
Section 401(k), in which Bankshares, NBB, BTC and NSFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan. Employee contributions are matched by the employer based on a percentage of an employee's total annual compensation contributed to the plan. For the years ended December 31, 2004, 2003 and 2002, NBB and BTC contributed $260, $231 and $227, respectively, to the plan.

Employee Stock Ownership Plan
    Bankshares has a nonleveraged Employee Stock Ownership Plan (ESOP) which enables employees of Bankshares and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan's January 1 and July 1 enrollment dates to own Bankshares common stock. Contributions to the ESOP are determined annually by the Board of Directors. Contribution expense amounted to $410, $389 and $227 in the years ended December 31, 2004, 2003 and 2002, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2004, the number of allocated shares held by the ESOP was 106,745 and the number of unallocated shares was 4,860. All shares held by the ESOP are treated as outstanding in computing the Company's basic net income per share. Upon reaching age 55 with ten years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and Bankshares or the ESOP, with the agreement of the Trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require Bankshares or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of its distribution.

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

                                                               December 31,
                                                 2004              2003            2002
                                          ----------------- ----------------- ---------------
Change in benefit obligation:
Benefit obligation at beginning of year            $ 8,477           $ 7,078         $ 6,014
Service cost                                           497               427             353
Interest cost                                          538               501             429
Actuarial loss                                         900               938             593
(Gain) due to plan amendment                           ---               ---             (89)
Benefits paid                                         (192)             (467)           (222)
                                          ----------------- ----------------- ---------------
    Benefit obligation at end of year               10,220             8,477           7,078
                                          ----------------- ----------------- ---------------
Change in plan assets:
Fair value of plan assets at beginning
  of year                                            5,415             4,504           4,650
Actual return on plan assets                           424               729            (239)
Employer contribution                                  745               649             315
Benefits paid                                         (192)             (467)           (222)
                                           ----------------- ----------------- ---------------
    Fair value of plan assets at end of              6,392             5,415           4,504
                                           ----------------- ----------------- ---------------
Funded status                                       (3,828)           (3,062)         (2,574)
Unrecognized net actuarial loss                      3,561             2,693           2,177
Unrecognized prior service cost                         55                64              73
Unrecognized transition asset                          (76)              (88)           (100)
                                           ----------------- ----------------- ---------------
    Net accrued pension cost                       $  (288)          $  (393)         $ (424)
                                           ================= ================= ===============

The accumulated benefit obligations at December 31, 2004, 2003 and 2002 were $7,756, $6,456 and $5,618, respectively.

Amounts recognized in the consolidated balance sheets:

                                                                   December 31,
                                                      2004            2003          2002
                                               ----------------- --------------- -------------
Accrued benefit liabilities                          $ (1,364)        $(1,041)     $ (1,113)
Intangible asset                                           55              64            73
Deferred tax asset                                        376             227           235
Accumulated other comprehensive income                    645             357           381
                                               ----------------- --------------- -------------
Net amount recognized                                  $ (288)         $ (393)       $ (424)
                                               ================= =============== =============

The components of net periodic cost are as follows:

                                                           Years ended December 31,
                                                  2004              2003               2002
                                             --------------- ------------------- -----------------
Service cost                                    $ 498             $ 427              $ 353
Interest cost                                     538               501                429
Expected return on plan assets                   (512)             (418)              (427)
Amortization of prior service cost                  9                 9                  9
Recognized net actuarial loss                     120               111                 12
Amortization of transition asset                  (13)              (13)               (13)
                                             --------------- ------------------- -----------------
    Net periodic benefit cost                   $ 640             $ 617              $ 363
                                             =============== =================== =================

The weighted average assumptions used to determine benefit obligations are as follows:

                                                  2004              2003               2002
                                             --------------- ------------------- -----------------
Weighted assumptions as of December 31,
Weighted average discount rate                   6.00%             6.50%              7.00%
Expected return on plan assets                   9.00%             9.00%              9.00%
Rate of compensation increases                   4.00%             4.00%              4.00%

The weighted average assumptions used to determine net periodic benefit cost are as follows:

                                                      2004             2003             2002
                                                 --------------- ----------------- ---------------
Weighted average assumptions as of December 31,
Weighted average discount rate                       6.50%            7.00%            7.50%
Expected return on plan assets                       9.00%            9.00%            9.00%
Rate of compensation increase                        4.00%            4.00%            5.00%

Long Term Rate of Return
    The Company, as plan sponsor, selects the expected long-term rate-of-return-on-assets assumption in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, which may not continue over the measurement period, but other higher significance is placed on current forecasts of future long-term economic conditions.
    Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, and solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).
    The Company, as plan sponsor, has adopted a Pension Administrative Committee Policy (the Policy) for monitoring the investment management of its qualified plans. The Policy includes a statement of general investment principles and a listing of specific investment guidelines, to which the committee may make documented exceptions. The guidelines state that, unless otherwise indicated, all investments that are permitted under the Prudent Investor Rule shall be permissible investments for the pension plan. All plan assets are to be invested in marketable securities. Certain investments are prohibited, including commodities and future contracts, private placements, repurchase agreements, options, and derivatives and stocks and ADR's of non-U.S. companies. The Policy establishes quality standards for fixed income investments and mutual funds included in the pension plan trust. The Policy also outlines diversification and asset allocation standards.

    The pension plan's weighted average asset allocations at October 31, 2004 and 2003 are as follows:

Asset Allocation
                                          2004               2003
----------------------------------- ----------------- -------------------
U. S. Government obligations               13%                12%
Mutual funds - equity                      39%                40%
Corporate bonds                            14%                17%
Equity securities                          31%                27%
Other                                       3%                 4%
                                    ----------------- -------------------
                                          100%               100%
                                    ================= ===================

    The Company expects to contribute $124 to the plan in 2005.

    Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

      2005             $  26
      2006                26
      2007                25
      2008                26
      2009                26
      2010 -2014         170

Note 9: Stock Option Plan
    The Company has adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of Bankshares and its subsidiaries an opportunity to acquire shares of National Bankshares, Inc. common stock. The purpose of the 1999 Stock Option Plan is to promote the success of Bankshares and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 250,000 shares of Bankshares common stock may be granted. The 1999 Stock Option Plan is administered by the Stock Option Committee, which is the NBI Board of Directors' Compensation Committee, made up entirely of independent directors of National Bankshares, Inc. The Stock Option Committee may determine whether options are incentive stock options or nonqualified stock options and may determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limits the maximum term of any option granted to ten years, states that options may be granted at not less than fair market value on the date of the grant and contains certain other limitations on the exercisability of incentive stock options. The options vest 25% after one year, 50% after two years, 75% after three years and 100% after four years. At the discretion of the Stock Option Committee, options may be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of National Bankshares, Inc. At December 31, 2004, there were 162,500 additional shares available for grant under the Plan.

A summary of the status of the Company's stock option plan is presented below:

                                                2004                  2003                    2002
                                    ----------------------- ------------------------- -----------------------
                                    Number of    Weighted     Number of    Weighted     Number     Weighted
                                      Shares     Average       Shares      Average     of Shares   Average
                                                 Exercise                  Exercise                Exercise
                                                  Price                     Price                   Price
                                    ----------- ----------- ------------- ----------- ---------- ------------
Outstanding, beginning of year       64,000        $ 30.24     51,500        $ 24.06     34,000      $ 21.18
Granted                              19,500          49.85     16,500          46.65     17,500        29.65
Exercised                            (8,625)         19.95     (4,000)         19.16        ---          ---
                                    -----------             -----------               -----------
Outstanding, end of year             74,875        $ 36.53     64,000        $ 30.24     51,500      $ 24.06
                                    ===========             ===========               ===========
Options exercisable at year-end      30,500        $ 27.55     24,125        $ 22.74     14,375      $ 20.76
Weighted-average fair value of
  options granted during the year                  $ 11.62                   $ 10.65                 $  5.97

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          Years Ended December 31,
                           ----------------------------------------------------
                                 2004              2003             2002
                           ----------------- ----------------- ----------------
Dividend yield                   1.74%             1.73%             1.88%
Expected life                 10 years          10 years          10 years
Expected volatility             23.54%            22.14%            22.14%
Risk-free interest rate          4.60%             4.82%             4.31%

Information pertaining to options outstanding at December 31, 2004 is as follows:

                                               Options Outstanding                  Options Exercisable
                                       ------------------------------------ ------------------------------------
     Remaining           Range of           Number            Weighted           Number       Weighted Average
 Contractual Life     Exercise Price      Outstanding         Average         Exercisable      Exercise Price
                                                           Exercise Price
 ------------------ ------------------ ------------------ ----------------- ----------------- ------------------
   9.83 years            $49.85             19,500            $49.85               ---             $  ---
   8.83 years             46.65             16,500             46.65             4,125              46.65
   7.83 years             29.65             17,500             29.65             8,750              29.65
   6.83 years             23.00             15,000             23.00            11,250              23.00
   5.83 years             18.75              3,250             18.75             3,250              18.75
   4.83 years             22.00              3,125             22.00             3,125              22.00

Note 10: Income Taxes
    Allocation of income tax expense between current and deferred portions is as follows:

                                            Years ended December 31,
                                         2004        2003        2002
                                      ----------- ----------- -----------
Current                                $ 3,772      $ 3,436      $ 3,554
Deferred                                   (18)        (200)        (551)
                                      ----------- ----------- -----------
Total income tax expense               $ 3,754      $ 3,236      $ 3,003
                                      =========== =========== ===========

    The following is a reconciliation of the "expected" income tax expense, computed by applying the U.S. Federal income tax rate of 35% in 2004 and 2003 and 34% in 2002 to income before income tax expense, with the reported income tax expense:

                                              Years ended December 31,
                                            2004        2003       2002
                                         ------------ ---------- ----------
Computed "expected" income tax expense       $ 5,594    $ 5,137    $ 4,426
Tax-exempt interest income                    (1,943)    (1,977)    (1,652)
Nondeductible interest expense                   149        169        191
Other, net                                       (46)       (93)        38
                                         ------------ ---------- ----------
Reported income tax expense                  $ 3,754    $ 3,236    $ 3,003
                                         ============ ========== ==========


The components of the net deferred tax asset, included in other assets, are as follows:

                                                                     December 31,
                                                                   2004        2003
                                                                ---------   ----------
Deferred tax assets:
    Allowance for loan losses and unearned fee income            $ 2,017      $ 1,760
    Valuation allowance on other real estate owned                    23           31
    Deferred compensation and other liabilities                      498          421
    Deposit intangibles and goodwill                                  23          100
    Community development corporation related tax credit             ---            4
                                                                 $ 2,561      $ 2,316
                                                                ---------   ----------
Deferred tax liabilities:
    Net unrealized losses on securities available for sale        $ (647)    $ (1,154)
    Fixed assets                                                    (282)        (222)
    Discount accretion on securities                                 (80)         (82)
    Other                                                           (116)         (99)
                                                                 ---------   ----------
                                                                  (1,125)      (1,557)
                                                                 ---------   ----------
    Net deferred tax asset                                       $ 1,436     $    759
                                                                 =========   ==========

    The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2004 and 2003 due to the fact that the realization of the entire gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.

Note 11: Restrictions on Dividends
    Bankshares' principal source of funds for dividend payments is dividends received from its subsidiary banks. For the years ended December 31, 2004, 2003, and 2002, dividends received from subsidiary banks were $4,504, $5,377 and $3,406, respectively.
    Substantially all of Bankshares' retained earnings are undistributed earnings of its banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank's retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2004, retained net income, which was free of such restriction, amounted to approximately $20,491.

Note 12: Minimum Regulatory Capital Requirement
    The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
    Quantitative measures established by regulation to ensure capital adequacy require the Company and the banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the banks meet all capital adequacy requirements to which they are subject.
    As of December 31, 2004, the most recent notifications from the appropriate regulatory authorities categorized the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed the banks' category. The Company's and the banks' actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the following tables.

                                                  Actual           Minimum Capital      Minimum To Be Well
                                                                     Requirement        Capitalized Under
                                                                                        Prompt Corrective
                                                                                        Action Provisions
                                           ---------- ---------- ---------- --------- ------------ ----------
                                            Amount      Ratio     Amount     Ratio      Amount       Ratio
                                           ---------- ---------- ---------- --------- ------------ ----------
December 31, 2004
     Total capital (to risk weighted assets)
     Bankshares consolidated                 $75,364      13.4%    $45,018     8.00%          N/A        N/A
     NBB                                      39,990      11.4%     28,100     8.00%     $ 35,125     10.00%
     BTC                                      30,877      14.9%     16,598     8.00%       20,748     10.00%

     Tier 1 capital (to risk weighted assets)
     Bankshares consolidated                 $69,574      12.4%    $22,509     4.00%          N/A        N/A
     NBB                                      36,692      10.5%     14,050     4.00%     $ 21,075      6.00%
     BTC                                      28,446      13.7%      8,299     4.00%       12,449      6.00%

     Tier 1 capital (to average assets)
     Bankshares consolidated                 $69,574       9.0%    $30,918     4.00%          N/A        N/A
     NBB                                      36,692       8.1%     18,220     4.00%     $ 22,775      5.00%
     BTC                                      28,446       9.3%     12,193     4.00%       15,241      5.00%

                                                    Actual            Minimum Capital      Minimum To Be Well
                                                                        Requirement         Capitalized Under
                                                                                            Prompt Corrective
                                                                                            Action Provisions
                                             ---------------------- --------------------- ----------------------
                                               Amount      Ratio     Amount      Ratio      Amount      Ratio
                                             ----------- ---------- ---------- ---------- ----------- ----------
December 31, 2003
    Total capital (to risk weighted assets)
    Bankshares consolidated                     $74,260      15.0%    $39,567      8.00%         N/A        N/A
    NBB                                          41,084      14.1%     23,267      8.00%    $ 29,084     10.00%
    BTC                                          28,510      14.3%     15,968      8.00%      19,961     10.00%

    Tier 1 capital (to risk weighted assets)
    Bankshares consolidated                     $68,891      13.9%    $19,784      4.00%         N/A        N/A
    NBB                                          37,903      13.0%     11,634      4.00%    $ 17,450      6.00%
    BTC                                          26,322      13.2%      7,984      4.00%      11,976      6.00%

    Tier 1 capital (to average assets)
    Bankshares consolidated                     $68,891       9.9%    $27,687      4.00%         N/A        N/A
    NBB                                          37,903       9.7%     15,611      4.00%    $ 19,514      5.00%
    BTC                                          26,322       8.9%     11,758      4.00%      14,697      5.00%


Note 13: Condensed Financial Statements of Parent Company
    Financial information pertaining only to Bankshares (Parent) is as follows:

                                Condensed Balance Sheets
                                                                     December 31,
                                                                   2004          2003
                                                               ------------ -------------
Assets            Cash due from subsidiaries                         $  91        $  621
                  Securities available for sale                      3,729         3,454
                  Investments in subsidiaries, at equity            83,117        76,521
                  Refundable income taxes due from                     107           111
                  subsidiaries
                  Other assets                                         207            77
                                                               ------------ -------------
                          Total assets                             $87,251       $80,784
                                                               ============ =============
Liabilities       Other liabilities                                   $163          $143
And               Stockholders' equity                              87,088        80,641
                                                               ------------ -------------
Stockholders'
Equity            Total liabilities and stockholders' equity       $87,251       $80,784
                                                               ============ =============

                         Condensed Statements of Income
                                                                       Years Ended December 31,
                                                                    2004        2003         2002
                                                                 ----------- ------------ ------------
Income        Dividends from Subsidiaries                            $4,504       $5,377       $3,406
              Interest on securities - taxable                           13           13           27
              Interest on securities - nontaxable                       122          109           86
              Other income                                              895          616          462
              Securities gains (losses)                                   8           (1)         319
                                                                 ----------- ------------ ------------
                                                                      5,542        6,114        4,300

Expenses      Other expenses                                          1,214          970          798
                                                                 ----------- ------------ ------------
              Income before income tax benefit (expense) and
                equity in undistributed net income of
                subsidiaries                                          4,328        5,144        3,502


              Applicable income tax benefit (expense)                   102          120           (1)
                                                                  ---------- ------------ ------------
              Income before equity in undistributed net income
                of subsidiaries                                       4,430        5,264        3,501
              Equity in undistributed net income of subsidiaries      7,800        6,178        6,513
                                                                  ---------- ------------ ------------
                      Net income                                    $12,230      $11,442     $ 10,014
                                                                  ========== ============ ============

                       Condensed Statements of Cash Flows
                                                                       Years ended December 31,
                                                                   2004          2003           2002
                                                               ------------- -------------- -------------
Cash Flows      Net income                                          $12,230        $11,442       $10,014
From            Adjustments to reconcile net income to net
Operating         cash provided by operating activities:
Expenses             Equity in undistributed net income of
                       subsidiaries                                  (7,800)        (6,178)       (6,513)
                     Amortization of premiums and accretion
                       of discounts, net                                  3              4             5
                     Depreciation expense                                 1              1           ---

                        Securities (gains) losses                        (8)             1          (319)
                     Net change in refundable income taxes
                       due from subsidiaries                              4           (111)          ---
                     Net change in other assets                        (133)           (18)          (29)
                     Net change in other liabilities                    (17)           (40)           12
                                                               ------------- -------------- -------------
                     Net cash provided by operating
                      activities                                      4,280          5,101         3,170
                                                               ------------- -------------- -------------

Cash Flows      Purchases of securities available for sale           (1,396)        (1,105)         (730)
from            Proceeds from sales of securities available
Investing         for sale                                            1,135            406           827
Activities      Calls of securities available for sale                  ---             73           103
                                                               ------------- -------------- -------------
                Net cash provided by (used in)
                  investing activities                                 (261)          (626)          200
                                                               ------------- -------------- -------------

Cash Flows      Cash dividends paid                                  (4,504)        (3,971)       (3,406)
from            Common stock repurchase                                (217)           ---           ---
Financing       Exercise of stock options                               172             77           ---
Activities                                                     ------------- -------------- -------------
                Net cash used in financing activities                (4,549)        (3,894)       (3,406)
                                                               ------------- -------------- -------------
                Net change in cash                                     (530)           581           (36)
                Cash due from subsidiaries at beginning of
                     year                                               621             40            76
                                                               ------------- -------------- -------------
                Cash due from subsidiaries at end of year
                                                                     $   91        $   621        $   40
                                                               ============= ============== =============

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

At December 31, 2004, and 2003, financial instruments were outstanding whose contract amounts represent credit risk:

                                                                      December 31,
                                                                  2004            2003
                                                             --------------- ---------------
Financial instruments whose contract amounts represent
credit risk:
        Commitments to extend credit                              $ 103,816        $ 85,903
        Standby letters of credit                                     4,365           6,557
        Mortgage loans sold with potential recourse                  17,649          37,171

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.
    Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit. Some of these commitments are uncollateralized and do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.
    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
    The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2004, the Company originated $17,938 and sold $17,649 to investors, compared to $37,039 originated and $37,171 sold in 2003. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.
    At December 31, 2004, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $2,359 and loans held for sale of $1,003. The Company has entered into commitments, on a best-effort basis, to sell loans of approximately $1,232. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.
    The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2004 that exceeded the insurance limits of the Federal Deposit Insurance Corporation was $1,637.

Note 15: Concentrations of Credit Risk
    The Company does a general banking business, serving the commercial and personal banking needs of its customers. NBB's market area, commonly referred to as Virginia's New River Valley and Mountain Empire, consists of Montgomery, Giles and Pulaski Counties and the cities of Radford and Galax, together with portions of adjacent counties. BTC's market area adjoins NBB's and includes the counties of Tazewell, Wythe, Smyth and Washington in Virginia, as well as contiguous portions of McDowell and Mercer Counties in West Virginia. Substantially all of NBB's and BTC's loans are made within their market area. The ultimate collectibility of the banks' loan portfolios and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area. The Company's operating results are therefore closely correlated with the economic trends within this area.
    At December 31, 2004 and 2003, approximately $236,464 and $203,646, respectively, of the loan portfolio was concentrated in commercial real estate. This represents approximately 49% and 50% of the loan portfolio at December 31, 2004 and 2003, respectively. Included in commercial loans at December 31, 2004 and 2003 was approximately $142,768 and $169,340, respectively, in loans for college housing and professional office buildings. This represents approximately 30% and 42% of the loan portfolio at December 31, 2004 and 2003, respectively. Loans secured by residential real estate were approximately $139,213 and $114,590 at December 31, 2004 and 2003, respectively. This represents approximately 29% of the loan portfolio at December 31, 2004 and 2003, respectively. Loans secured by automobiles were approximately $20,732 and $18,219 at December 31, 2004 and 2003, respectively. This represents approximately 4% of the loan portfolio at December 31, 2004 and 4% at December 31, 2003.
    The Company has established operating policies relating to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property and with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower or project based on available financial information. Management considers the concentration of credit risk to be minimal.

Note 16: Fair Value of Financial Instruments and Interest Rate Risk
    The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the fair discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
    The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits.
    The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
Cash and Due from Banks, Interest-Bearing Deposits, and Federal Funds Sold
    The carrying amounts approximate fair value.
Securities
    The fair values of securities, excluding restricted stock, are determined by quoted market prices or dealer quotes. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments adjusted for differences between the quoted instruments and the instruments being valued. The carrying value of restricted securities approximates fair value based upon the redemption provisions of the applicable entities.
Loans Held for Sale
    Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices.
Loans
    Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate - commercial, real estate - construction, real estate - mortgage, credit card and other consumer loans. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.
    The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan, as well as estimates for prepayments. The estimate of maturity is based on the Company's historical experience with repayments for loan classification, modified, as required, by an estimate of the effect of economic conditions on lending.
    Fair value for significant nonperforming loans is based on estimated cash flows which are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.
Deposits
    The fair value of demand and savings deposits is the amount payable on demand. The fair value of fixed maturity term deposits and certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.
Accrued Interest
    The carrying amounts of accrued interest approximate fair value.
Other Borrowed Funds
    Other borrowed funds, represents treasury tax and loan deposits, and short-term borrowings from the Federal Home Loan Bank. The carrying amount is a reasonable estimate of fair value because the deposits are generally repaid within 120 days from the transaction date.
Commitments to Extend Credit and Standby Letters of Credit
    The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2004 and 2003, and as such, the related fair values have not been estimated.
    The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

                                                            December 31,
                                                  2004                         2003
                                      ----------------------------- ----------------------------
                                        Carrying       Estimated      Carrying      Estimated
                                         Amount       Fair Value       Amount       Fair Value
                                      -------------- -------------- -------------- -------------
Financial assets:
    Cash and due from banks                $ 12,493       $ 12,493       $ 11,733      $ 11,733
    Interest-bearing deposits                22,463         22,463         36,220        36,220
    Securities                              250,708        253,020        230,154       234,326
    Mortgage loans held for sale              1,003          1,003            714           714
    Loans, net                              472,199        471,993        401,428       405,304
    Accrued interest receivable               4,870          4,870          4,610         4,610




Financial liabilities:
    Deposits                              $ 705,932      $ 710,503      $ 625,378     $ 628,415
    Other borrowed funds                        297            297            135           135
        Accrued interest payable                483            483            489           489


Note 17: Selected Quarterly Data (Unaudited)

    The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003:

                                                              2004
                                       First       Second Quarter      Third         Fourth
                                      Quarter                         Quarter       Quarter
                                   --------------- --------------- -------------- -------------
Income Statement Data:
Interest income                          $  9,797       $  10,017      $  10,841    $   10,837
Interest expense                            2,599           2,659          2,904         2,963
                                   --------------- --------------- -------------- -------------
Net interest income                         7,198           7,358          7,937         7,874
Provision for loan losses                     288             304            293           304
Noninterest income                          1,739           1,681          1,865         1,857
Noninterest expense                         4,820           4,915          5,275         5,326
Income taxes                                  869             884          1,019           982
                                   --------------- --------------- -------------- -------------
    Net income                           $  2,960        $  2,936      $   3,215     $   3,119
                                   =============== =============== ============== =============
Per Share Data:
--------------
Basic net income per share               $   0.84        $   0.84      $    0.91     $    0.89
Fully diluted net income per share           0.84            0.83           0.91          0.88
Cash dividends per share                      ---            0.63            ---          0.65
Book value per share                        24.11           23.12          24.82         24.75

                                                              2003
                                       First           Second          Third         Fourth
                                      Quarter         Quarter         Quarter       Quarter
                                   --------------- --------------- -------------- -------------
Income Statement Data:
Interest income                         $  10,476       $  10,396      $  10,262     $   9,947
Interest expense                            3,478           3,256          2,840         2,678
                                   --------------- --------------- -------------- -------------
Net interest income                         6,998           7,140          7,422         7,269
Provision for loan losses                     440             402            435           414
Noninterest income                          1,369           1,504          1,522         1,791
Noninterest expense                         4,567           4,569          4,704         4,806
Income taxes                                  728             872            894           742
                                   --------------- --------------- -------------- -------------
    Net income                          $   2,632        $  2,801      $   2,911     $   3,098
                                   =============== =============== ============== =============
Per Share Data:
--------------
Basic net income per share             $     0.75        $   0.80      $    0.83     $    0.88
Fully diluted net income per share           0.75            0.79           0.82          0.88
Cash dividends per share                      ---            0.54           ---           0.59
Book value per share                        21.57           22.34          22.56         22.94

Note 18: Proposed Acquisitions
    In the fourth quarter of 2004 the Company announced it had entered into agreement to purchase two branches from Planters Bank and Trust Company of Virginia. The transaction is expected to add approximately $21,996 in deposits and $8,902 in loans. The transaction is expected to close in February of 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
National Bankshares, Inc.
Blacksburg, Virginia


We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under
Item 9A, that National Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Bankshares, Inc. and subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bankshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that National Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, National Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

[GRAPHIC OMITTED][Yount, Hyde & Barbour, P.C. Signature]
Winchester, Virginia
February 23, 2005

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  None

Item 9A. Controls and  Procedures

Disclosure Controls and Procedures
    Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
    Disclosure controls and procedures are our controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

    Management's Report on Internal Control Over Financial Reporting.

To the Stockholders
National Bankshares, Inc.

    Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management's judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

    Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

    In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2004.

    The Board of Directors, acting through its Audit committee, is responsible for the oversight of the Company's accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditor and approves decisions regarding the appointment or removal of the Company Auditor. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee.

    Yount, Hyde & Barbour, P.C., independent auditors of the Company's financial statements, has reported on management's assertion with respect to the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

/s/ JAMES G. RAKES                                 /s/ J. ROBERT BUCHANAN
----------------------                             -------------------------
Chairman, President and                            Treasurer and
Chief Executive Officer                            Chief Financial Officer

Item 9B. Other Information

  Not Applicable

Part III

Item 10.  Directors and Executive Officers of the Registrant

    Information with respect to the directors of Bankshares is set out under the caption "Election of Directors" on pages 2 through 3 of Bankshares' Proxy Statement dated March 11, 2005 which information is incorporated herein by reference.
    The Board of Directors of Bankshares has a standing audit committee made up entirely of independent directors, as that term is defined in the Nasdaq Stock Market Rules. Dr. J.R. Stewart chairs the Audit Committee and its members are Mr. J.A. Deskins, Mr. P. A. Duncan and Dr. J. M. Lewis. Each member of the Audit Committee has extensive business experience; however, the Committee has identified Dr. Lewis as its financial expert, since he has a professional background which involves financial oversight responsibilities. Dr. Lewis currently oversees the preparation of financial statements in his role as President of New River Community College. He previously served as the College's Chief Financial Officer.
    The Company and each of its subsidiaries have adopted Codes of Ethics for directors, officers and employees, specifically including the Chief Executive Officer and Chief Financial Officer of Bankshares. These Codes of Ethics are available on the Company's web site at www.nationalbankshares.com.
     The following is a list of names and ages of all executive officers of Bankshares; their terms of office as officers; the positions and offices within Bankshares held by each officer; and each person's principal occupation or employment during the past five years.

===========================================================================================================
                                                                                        Year Elected an
             Name                 Age            Offices and Positions Held            Officer/Director
-----------------------------------------------------------------------------------------------------------
James G. Rakes                    60    Chairman, President and Chief Executive              1986
                                        Officer, National Bankshares, Inc.;
                                        President and Chief Executive Officer of
                                        The National Bank of Blacksburg since 1983.
                                        President and Treasurer of National
                                        Bankshares Financial Services, Inc. since
                                        2001.
-----------------------------------------------------------------------------------------------------------
J. Robert Buchanan                53    Treasurer, National Bankshares, Inc.;                1998
                                        Executive Vice President/Chief Operating
                                        Officer and Secretary of Bank of Tazewell
                                        County since 2003; prior thereto Cashier
                                        and Senior Vice President/Chief Financial
                                        Officer of The National Bank of Blacksburg
                                        since 1998.
-----------------------------------------------------------------------------------------------------------
Marilyn B. Buhyoff                56    Secretary & Counsel, National Bankshares,            1989
                                        Inc.; Counsel of The National Bank of
                                        Blacksburg since 1989, Trust Officer since
                                        2004, and prior thereto Senior Vice
                                        President/ Administration, since 1992.
                                        Secretary of National Bankshares Financial
                                        Services, Inc. since 2001, and Executive
                                        Vice President since 2004.
-----------------------------------------------------------------------------------------------------------
F. Brad Denardo                   52    Corporate Officer, National Bankshares,              1989
                                        Inc.; Executive Vice President/Chief
                                        Operating Officer of The National Bank of
                                        Blacksburg since 2002; prior thereto
                                        Executive Vice President/Loans of The
                                        National Bank of Blacksburg since 1989.
===========================================================================================================

Item 11.  Executive Compensation

    The information set forth under "Executive Compensation" on pages 5 through 6 of Bankshares' Proxy Statement dated March 11, 2005 is incorporated herein by reference.

    The following table summarizes information concerning National Bankshares equity compensation plans at December 31, 2004:

--------------------------------------- --------------------- -------------------- ---------------------
                                        Number of Shares to    Weighted Average      Number of Shares
                                           be Issued upon      Exercise Price of   Remaining Available
                                            Exercise of           Outstanding      for Future Issuance
                                        Outstanding Options       Options and          Under Equity
                                            and Warrants           Warrants         Compensation Plans
                                                                                    (Excluding Shares
            Plan Category                                                           Reflected in First
                                                                                         Column)
--------------------------------------- --------------------- -------------------- ---------------------
Equity compensation plans approved by
shareholders-1999 Stock Incentive Plan                74,875              $ 36.53               167,500
--------------------------------------- --------------------- -------------------- ---------------------
Equity compensation plans not
approved by shareholders                                 ---                  ---                   ---
--------------------------------------- --------------------- -------------------- ---------------------
Total                                                 74,875              $ 36.53               167,500
--------------------------------------- ===================== ==================== =====================

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

    Certain responses to this Item will be included under the caption "Stock Ownership of Directors and Executive Officers" on pages 1 and 2 of Bankshares' Proxy Statement dated March 11, 2005 for the Annual Meeting of Stockholders to be held April 12, 2005.

Item 13.  Certain Relationships and Related Transactions

    The information contained under "Certain Transactions With Officers and Directors" on page 14 of Bankshares' Proxy Statement dated March 11, 2005 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

    The following fees were paid to Yount, Hyde & Barbour, P.C., Certified Public Accountants, for services provided to Bankshares for the years ended December 31, 2004 and 2003. The Audit Committee determined that the provision of non-audit services by Yount, Hyde & Barbour P.C. did not compromise the firm's ability to maintain its independence.

Principal Accounting Fees and Services:

                           2004                    2003
                   ---------------------- ----------------------
                      Fees    Percentage     Fees     Percentage
                   ---------- ----------- ---------- -----------
Audit fees          $85,625         74%     $53,000        71%
Audit-related fees   25,956         22%      16,800        23%
Tax fees              4,800          4%       4,550         6%
                   ---------- ----------- ---------- -----------
                   $116,381        100%     $74,350       100%
                   ========== =========== ========== ===========

            Audit fees: Audit and review services (including Sarbanes-Oxley Rule
404) and review of documents filed with the SEC.
            Audit-related fees: Employee benefit plan audits, accounting assistance with acquisitions, and consultation concerning financial accounting and reporting standards.
            Tax fees: Preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

            The Audit Committee of the Board of Directors of Bankshares meets in advance and specifically approves of the provision of all services of Yount, Hyde & Barbour, P.C.

Part IV
Item 15.  Exhibits and Financial Statement Schedules
15 (a) Exhibits:

                                                                         Page No. in
 Exhibit No.                     Description                          Sequential System
 -----------                     -----------                          -----------------
    3(i)      Articles of Incorporation, as amended, of         (incorporated herein by
              National Bankshares, Inc.                         reference to Exhibit 3(a) of the
                                                                Annual Report on Form  10K  for
                                                                fiscal   year ended December 31, 1993)

    3(i)      Articles of Amendment to Articles of              (incorporated herein by
              Incorporation of National Bankshares, Inc.,       reference to Exhibit 3(i) of  the
              dated April 8, 2003.                              Annual Report on Form 10K for fiscal
                                                                year ended December 31, 2003)

    4(i)      Specimen copy of certificate for National         (incorporated herein by reference to
              Bankshares, Inc. common stock, $2.50 par value    Exhibit 4(a) of the Annua Report on Form
                                                                10K for fiscal year ended December 31,
                                                                1993)

    4(i)      Article Four of the Articles of Incorporation     (incorporated herein by
              of National Bankshares, Inc. included in          reference to Exhibit 4(b) of the Annual
              Exhibit No. 3(a))                                 Report on Form  10K  for  fiscal   year
                                                                ended December 31, 1993)

  10(ii)(B)   Computer software license agreement dated June    (incorporated herein by
              18, 1990, by and between Information Technology,  reference to Exhibit 10(e) of the Annual.
              Inc and The National Bank of Blacksburg           Report on Form 10K for fiscal year
                                                                ended December 31, 1992)

 *10(iii)(A)  National Bankshares, Inc. 1999 Stock Option       (incorporated herein by reference to
              Plan                                              Exhibit 4.3 of the Form S-8, filed as
                                                                Registration No. 333-79979 with the
                                                                Commission on June 4, 1999)

 *10(iii)(A)  Employment Agreement dated January 2002           (incorporated herein by reference
              between National Bankshares, Inc. and             to Exhibit 10(iii)(A) of Form 10Q
              James G. Rakes                                    for the period ended June 30, 2002)

 *10(iii)(A)  Employee Lease Agreement dated August 14, 2002,   (incorporated herein by reference
              between National Bankshares, Inc. and The         to Exhibit 10 (iii) (A) of Form 10Q
              National Bank of Blacksburg                       for the period ended September
                                                                30, 2002)

 *10(iii)(A)  Change in Control Agreement dated January 5,      (incorporated herein by reference to
              2003, between National Bankshares, Inc. and       Exhibit 10 (iii) (A) of Form 10K for
              Marilyn B. Buhyoff                                the period ended December 31, 2002)

 *10(iii)(A)  Change in Control Agreement dated January 8,      (incorporated herein by reference to
              2003, between National Bankshares, Inc. and F.    Exhibit 10 (iii) (A) of Form 10K for
              Brad Denardo                                      the period ended December 31, 2002)

 *10(iii)(A)  Change in Control Agreement dated June 1, 1998,   (incorporated herein by reference
              between Bank of Tazewell County and Cameron L.    to Exhibit 10 (iii) (A) of Form 10K
              Forester                                          for the period ended December 31, 2002)

    21(i)     Subsidiaries of National Bankshares, Inc.         Page 68

     23       Consent of Yount, Hyde & Barbour, P.C. to         Page 69
              incorporation by reference of independent
              auditor's report included in this Form 10-K,
              into registrant's registration statement on
              Form S-8.

    31(i)     Section 906 Certification of Chief Executive      Page 63
              Officer

   31(ii)     Section 906 Certification of Chief Financial      Page 64
              Officer

    32(i)     18 U.S.C. Section 1350 Certification of Chief     Page 66
              Executive Officer

   32(ii)     18 U.S.C. Section 1350 Certification of Chief     Page 66
              Financial Officer

*Indicates a management contract or compensatory plan required to be filed herein.

                                   Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NATIONAL BANKSHARES, INC.

                                /s/ JAMES G. RAKES
                                -------------------------
                                James G. Rakes
                                Chairman, President & Chief Executive Officer (Principal Executive Officer)

                                /s/ J. ROBERT BUCHANAN
                                -------------------------
                                J. Robert Buchanan
                                Treasurer
                                (Principal Financial Officer)

Exhibit No. 31(i)

       CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

        I, James G. Rakes, Chairman, President and Chief Executive Officer of National Bankshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of National Bankshares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15 (e) and 15d - 15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15(f) and 15d - 15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: March 9, 2005            /s/ JAMES G. RAKES
                               -------------------------
                               James G. Rakes
                               Chairman President and Chief Executive Officer
                               (Principal Executive Officer)

    Exhibit 31(ii)

        I, J. Robert Buchanan, Treasurer (Chief Financial Officer) of National Bankshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of National Bankshares, Inc.;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15 (e) and 15d - 15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15(f) and 15d - 15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 9, 2005                     /s/ J. ROBERT BUCHANAN
                                        ------------------------------
                                        J. Robert Buchanan
                                        Treasurer
                                        (Principal Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                                   Date          Title
----                                   ----          -----
/s/ L. A. BOWMAN                    03/09/2005       Director
----------------------              ----------
L. A. Bowman


/s/ J. A. DESKINS, SR.              03/09/2005       Director
-----------------------------       ----------
J. A. Deskins, Sr.


/s/ P. A. DUNCAN                    03/09/2005       Director
----------------------              ----------
P. A. Duncan


/s/ J. M. LEWIS                     03/09/2005       Director
-----------------------------       ----------
J. M. Lewis

/s/ M. G. MILLER                    03/09/2005       Director
----------------------              ----------
M. G. Miller


/s/ W. T. PEERY                     03/09/2005       Director
-----------------------------       ----------
W. T. Peery

                                                     Chairman of the Board
/s/ J. G. RAKES                     03/09/2005       President and Chief
-----------------------------       ----------       Executive Officer -
J. G. Rakes                                          National Bankshares, Inc.


/s/ J. M. SHULER                    03/09/2005       Director
-----------------------------       ----------
J. M. Shuler


/s/ J. R. STEWART                   03/09/2005       Director
----------------------              ----------
J. R. Stewart

Exhibit 32(i)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO U.S.C. SECTION 1350

    In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2004, I, James G. Rakes, Chairman, President and Chief Executive Officer of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1) such Form 10-K for the year ended December 31, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securties Act of 1934; and

(2) the information contained in such Form 10-K for the year ended December 31, 2004, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.


 /s/ JAMES G. RAKES
-----------------------------
James G. Rakes
Chairman, President and Chief Executive Officer
(Principal Executive Officer)






Exhibit 32(ii)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO U.S.C. SECTION 1350

    In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2004, I, J. Robert Buchanan, Treasurer of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1) such Form 10-K for the year ended December 31, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securties Act of 1934; and

(2) the information contained in such Form 10-K for the year ended December 31, 2004, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.




 /s/ J. ROBERT BUCHANAN
--------------------------------
J. Robert Buchanan
Treasurer
(Principal Financial Officer)


Index of Exhibits

                                                                                 Page No. in
   Exhibit No.                        Description                             Sequential System
   -----------                        -----------                             -----------------
      3(i)        Articles of Incorporation, as amended, of            (incorporated herein by reference
                  National Bankshares, Inc.                            to Exhibit 3(a) of the Annual Report
                                                                       on Form 10K for  fiscal year ended
                                                                       December 31, 1993)\

      3(i)        Articles of Amendment to Articles of                (incorporated herein by reference
                  Incorporation of National Bankshares, Inc.,          to Exhibit 3(i) of the Annual Report
                  dated April 8, 2003.                                 on Form 10K for fiscal year ended
                                                                       December 31, 2003)

      4(i)        Specimen copy of certificate for National           (incorporated herein by reference
                  Bankshares, Inc. common stock, $2.50 par value      to Exhibit 4(a) of the Annual Report
                                                                      on Form 10K for fiscal year ended
                                                                      December 31, 1993)

      4(i)        Article Fourth of the Articles of Incorporation     (incorporated herein by reference
                  of National Bankshares, Inc. included in Exhibit    to Exhibit 4(b) of the Annual
                  No. 3(a))                                           Report on Form 10K for fiscal year
                                                                      ended December 31, 1993)

    10(ii)(B)     Computer software license agreement dated June       (incorporated herein by reference
                  18, 1990, by and between Information Technology,     to Exhibit 10(e) of the Annual
                  Inc. and The National Bank of Blacksburg             Report on Form 10K for fiscal year
                                                                       ended December 31, 1992)

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

   *10(iii)(A)    Employment Agreement dated January 2002 between      (incorporated herein by reference
                  National Bankshares, Inc. and James G. Rakes         to Exhibit 10(iii)(A) of For 10Q
                                                                       for the period ended June 30, 2002)

   *10(iii)(A)    Employment Lease Agreement dated August 14, 2002,    (incorporated herein by reference
                  between National Bankshares, Inc. and The National   to Exhibit 10(iii)(A) for the period
                  Bank of Blacksburg                                   ended September 30, 2002)

   *10(iii)(A)    Change in Control Agreement dated January 5, 2003,   (incorporated herein by reference
                  between National Bankshares, Inc. and Marilyn B.     to Exhibit 10 iii (A) of Form 10K
                  Buhyoff                                              for the period ended December 31,
                                                                       2002)

   *10(iii)(A)    Change in Control Agreement dated January 8, 2003,   (incorporated herein by reference
                  between National Bankshares, Inc. and F. Brad        to Exhibit 10 iii (A) of Form 10K
                  Denardo                                              for the period ended December 31,
                                                                       2002)

   *10(iii)(A)    Change in Control Agreement dated June 1, 1998,      (incorporated herein by reference
                  between Bank of Tazewell County and Cameron L.       to Exhibit 10 iii (A) of Form 10K
                  Forester                                             for the period ended December 31,
                                                                       2002)

      21(i)       Subsidiaries of National Bankshares, Inc.            Page  68

       23         Consent of Yount, Hyde & Barbour, P.C. to            Page  69
                  incorporation by reference of independent
                  auditor's report included in this Form 10-K, into
                  registrant's registration statement on Form S-8.

      31(i)       Section 906 Certification of Chief Executive         Page 63
                  Officer

     31(ii)       Section 906 Certification of Chief Financial         Page 64
                  Officer

      32(i)       18 U.S.C. Section 1350 Certification of Chief        Page 66
                  Executive Officer

     32(ii)       18 U.S.C. Section 1350 Certification of Chief        Page 66
                  Financial Officer

* Indicates a management contract or compensatory plan required to be filed herein.

Exhibit No. 21(i)
                                  SUBSIDIARIES
                                       OF
                            NATIONAL BANKSHARES, INC.



                         --------------------------
                            National Bankshares, Inc.
                         --------------------------
                                      |
                                      |
          ----------------------------|----------------------------
          |                           |                           |
          |                           |                           |
--------------------         --------------------      ------------------------
 The National Bank             Bank of Tazewell          National Bankshares
   of Blacksburg                   County              Financial Services, Inc.
--------------------         --------------------      ------------------------