Form 10-Q
period 2005-03-31
NATIONAL BANKSHARES INC
filed 2005-05-10
CIK 796534

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005


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

Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at April 30, 2005
            -----                             -----------------------------
Common Stock, $2.50 Par Value                          3,519,502


                         (This report contains 31 pages)

                  31 NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index
Part I Financial Information                                           Page
----------------------------

Item 1      Financial Statements

            Consolidated Balance Sheets, March 31, 2005
             (Unaudited) and December 31, 2004                          3-4

            Consolidated Statements of Income for the Three Months
             Ended   March 31, 2005 and 2004 (Unaudited)                5-6

            Consolidated Statements of Changes in
             Stockholders' Equity, Three Months Ended
             March 31, 2005 and 2004 (Unaudited)                         7

            Consolidated Statements of Cash Flows, Three
             Months Ended March 31, 2005 and 2004 (Unaudited)           8-9

            Notes to Consolidated Financial Statements                 10-14

Item 2      Management's Discussion and Analysis of
             Financial Condition and Results of Operations             15-25

Item 3      Quantitative and Qualitative Disclosures about
             Market Risk                                                 25

Item 4      Controls and Procedures                                      25

Part II Other Information
-------------------------

Item 1      Legal Proceedings                                            25

Item 2      Unregistered Sales of Equity Securities and
             Use of Proceeds                                           25-26

Item 3      Defaults Upon Senior Securities                              26

Item 4      Submission of Matters to a Vote of
             Security Holders                                            26

Item 5      Other Information                                            26

Item 6      Exhibits                                                     26

Signatures                                                               26
----------

Index of Exhibits                                                      27-28
-----------------

                                     Part I
                              Financial Information
Item 1.                             Financial Statements

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2005 and December 31, 2004

                                                                 (Unaudited)
                                                                   March 31,            December 31,
($ In thousands, except share and per share data)                    2005                   2004
                                                             ====================   ===================

Assets
Cash and due from banks                                                  $14,043             $12,493
Interest-bearing deposits                                                 11,603              22,463
Securities available for sale, at fair value                             152,805             145,323
Securities held to maturity (fair value
 $110,029 in 2005 and $107,697 in 2004)                                  109,399             105,385
Mortgage loans held for sale                                                 190               1,003
Loans:
     Real estate construction loans                                       25,826              25,009
     Real estate mortgage loans                                          116,983             115,388
     Commercial and industrial loans                                     260,980             248,523
     Loans to individuals                                                 91,566              89,889
                                                             --------------------   -------------------
          Total loans                                                    495,355             478,809
     Less unearned income and deferred fees                                 (908)               (881)
                                                             --------------------   -------------------
          Loans, net of unearned income
           and deferred fees                                             494,447             477,928
     Less: allowance for loan losses                                      (5,712)             (5,729)
                                                             --------------------   -------------------
          Loans, net                                                     488,735             472,199
                                                             --------------------   -------------------

Bank premises and equipment, net                                          12,837              12,104
Accrued interest receivable                                                5,351               4,870
Other real estate owned, net                                                 715                 895
Intangible assets and goodwill, net                                       17,964              16,924
Other assets                                                               3,346               2,495
                                                             --------------------   -------------------
          Total assets                                                  $816,988            $796,154
                                                             ====================   ===================

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits                                     $119,228            $106,189
Interest-bearing demand deposits                                         199,215             198,897
Savings deposits                                                          59,889              62,817
Time deposits                                                            345,541             338,029
                                                             --------------------   -------------------
          Total deposits                                                 723,873             705,932
                                                             --------------------   -------------------
Other borrowed funds                                                         431                 297
Accrued interest payable                                                     557                 483
Other liabilities                                                          3,334               2,354
                                                             --------------------   -------------------
          Total liabilities                                              728,195             709,066
                                                             ====================   ===================



Stockholders' Equity Preferred stock of no par value.
      Authorized 5,000,000 shares;  none
      issued and outstanding                                                 ---                 ---
     Common stock of $2.50 par value.
      Authorized 10,000,000 shares;  issued and
      outstanding 3,520,752 shares in 2005 and
      3,519,002 in 2004                                                    8,802               8,797
     Retained earnings                                                    80,770              77,735
     Accumulated other comprehensive income(loss), net                      (779)                556
                                                             --------------------    -------------------
          Total stockholders' equity                                      88,793              87,088
                                                             --------------------   -------------------
          Total liabilities and
           stockholders' equity                                         $816,988            $796,154
                                                             ====================   ===================


See accompanying notes to the consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                           March 31,             March 31,
($ In thousands, except share and per share data)            2005                   2004
                                                       ==================     =================
Interest income:
Interest and fees on loans                                        $8,067                $6,945
Interest on interest-bearing deposits                                 81                    64
Interest on securities - taxable                                   1,591                 1,445
Interest on securities - nontaxable                                1,296                 1,343
                                                       ------------------     -----------------
          Total interest income                                   11,035                 9,797
                                                       ------------------     -----------------

Interest expense:
Interest on time deposits $100,000 or more                           873                   693
Interest on other deposits                                         2,165                 1,906
Interest on borrowed funds                                             5                   ---
                                                       ------------------     -----------------
          Total interest expense                                   3,043                 2,599
                                                       ------------------     -----------------
          Net interest income                                      7,992                 7,198
Provision for loan losses                                            190                   288
                                                       ------------------     -----------------
          Net interest income after
           provision for loan losses                               7,802                 6,910
                                                       ------------------     -----------------

Noninterest income:
Service charges on deposit accounts                                  675                   675
Other service charges and fees                                        87                    72
Credit card fees                                                     494                   386
Trust income                                                         408                   509
Other income                                                         137                   103
Realized securities (losses), net                                    (33)                   (6)
                                                       ------------------     -----------------
          Total noninterest income                                 1,768                 1,739
                                                       ------------------     -----------------

Noninterest expense:
Salaries and employee benefits                                     2,862                 2,518
Occupancy, furniture and fixtures                                    479                   438
Data processing and ATM                                              467                   279
Credit card processing                                               376                   314
Intangibles amortization                                             266                   238
Net costs of other real estate owned                                 108                    59
Other operating expenses                                           1,131                   974
                                                       ------------------     -----------------

          Total noninterest expense                                5,689                 4,820
                                                       ------------------     -----------------
Income before income tax expense                                   3,881                 3,829
Income tax expense                                                   888                   869
                                                       ------------------     -----------------
          Net income                                              $2,993                $2,960
                                                       ==================     =================




        Net income per share - basic                               $0.85                 $0.84
                                                       ==================    ==================
                           - diluted                                0.85                  0.84
                                                       ==================    ==================
        Weighted average number of common
         shares outstanding - basic                            3,519,060             3,515,377
                                                       ==================    ==================
                           - diluted                           3,538,885             3,542,583
                                                       ==================    ==================
          Dividends declared per share                              $---                  $---
                                                       ==================    ==================



See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)


                                                                     Accumulated
                                                                        Other
($ In thousands)                         Common       Retained      Comprehensive    Comprehensive
                                          Stock       Earnings         Income           Income         Total
                                       ============ ============== ================ ================ ===========
Balances, December 31, 2003                 $8,788         70,063            1,790              ---     $80,641

Net income                                     ---          2,960              ---            2,960       2,960
Other comprehensive income, net of tax:
  Unrealized gains
   on securities
   available for sale, net
   of income tax $619                          ---            ---              ---            1,149         ---
  Reclass adjustment net
   of tax $2                                   ---            ---              ---                4         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive income                     ---            ---            1,153            1,153       1,153
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---           $4,113         ---
                                       ============ ============== ================ ================ ===========
                                       ============ ============== ================ ================ ===========
Balances, March 31, 2004                    $8,788         73,023            2,943              ---     $84,754
                                       ============ ============== ================ ================ ===========

Balances, December 31, 2004                 $8,797         77,735              556              ---     $87,088

Net income                                     ---          2,993              ---            2,993       2,993
Other comprehensive loss,
 net of tax:
   Unrealized losses on
    securities available for
    sale, net of income tax
    $(730)                                     ---            ---                ---         (1,356)        ---
   Reclass adjustment net of
    income tax $12                             ---            ---              ---               21         ---
                                                                                                 --
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive loss                       ---            ---           (1,335)          (1,335)     (1,335)
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---           $1,658         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Exercise of stock options                        5             42              ---              ---          47
                                       ------------ -------------- ---------------- ---------------- -----------
Balances, March 31,2005                     $8,802         80,770             (779)             ---     $88,793
                                       ============ ============== ================ ================ ===========



See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                              March 31,              March 31,
($In thousands)                                                                  2005                     2004
                                                                          =================== =================

Cash flows from operating activities
Net income                                                                            $2,993            $2,960

Adjustments to reconcile net income to net cash provided
 by operating activities:
     Provision for loan losses                                                           190               288
     Depreciation of bank premises and equipment                                         247               231
     Amortization of intangibles                                                         266               238
     Amortization of premiums and accretion of
       discount, net                                                                     125               (28)
     (Gains) on disposal of fixed assets                                                  (4)              ---
     (Gains) Losses on sales and calls of securities
     available for sale, net                                                             (12)               25
     (Gains) on calls of securities held to maturity                                      (2)              (19)
     Losses and writedowns on other real estate owned                                     43                52
     (Increase) decrease in:
         Mortgage loans held for sale                                                    813               403
         Accrued interest receivable                                                    (481)             (396)
         Other assets                                                                 (1,439)             (205)
     Increase (decrease) in:
         Accrued interest payable                                                         74               (18)
         Other liabilities                                                               980             1,003
                                                                          ------------------- -----------------
          Net cash provided by operating
           activities                                                                 $3,793            $4,534
                                                                          ------------------- -----------------

Cash flows from investing activities
Net decrease in interest-bearing deposits                                             10,860            21,004
Proceeds from calls, principal payments, sales and
  maturities of securities available for sale                                          4,880             8,330
Proceeds from calls, principal payments and maturities of
 securities held to maturity                                                           1,964             2,983
Proceeds from sale of securities held to maturity                                        ---               281
Purchases of securities available for sale                                           (14,496)          (18,618)
Purchases of securities held to maturity                                              (6,008)           (7,821)
Purchases of loan participations                                                      (2,304)              ---
Collections of loan participations                                                     1,285                 6
Net (increase) in loans to customers                                                 (15,773)           (5,808)
Proceeds from disposal of other real estate owned                                        157               141
Recoveries on loans charged off                                                           46                48
Purchase of bank premises and equipment                                                 (981)             (303)
Proceeds from disposal of bank premises and equipment                                      5               ---
                                                                          ------------------- -----------------
          Net cash provided by (used in) investing
           activities                                                               $(20,365)             $243
                                                                          ------------------- -----------------



Cash flows from financing activities
Net increase in other deposits                                                       $10,429            $5,884
Net increase (decrease) in time deposits                                               7,512           (11,342)
Net increase (decrease) in other borrowed funds                                          134               (58)
Stock options exercised                                                                   47               ---
                                                                           ------------------- -----------------
      Net cash provided by (used in) financing
           activities                                                                 18,122            (5,516)
                                                                           -------------------- -----------------
Net increase (decrease) in cash and due from banks                                     1,550              (739)
Cash and due from banks at beginning of period                                        12,493            11,733
                                                                           ------------------- -----------------
Cash and due from banks at end of period                                             $14,043           $10,994
                                                                           =================== =================


Supplemental disclosure of cash flow information:

Cash paid for interest                                                                $2,969            $2,617
                                                                           =================== =================
Cash paid for income taxes                                                              $180              $---
                                                                           =================== =================
Loans charged to the allowance for loan losses                                          $253              $285
                                                                           =================== =================
Loans transferred to other real estate owned                                             $20              $---
                                                                           =================== =================
Unrealized gains(losses) on securities available for sale                            ($2,053)           $1,774
                                                                           =================== =================
Write downs in limited liability companies                                               $47              $104
                                                                          =================== =================
Transactions related to acquisition of branches:
Increase in assets and liabilities:
    Loans                                                                             $8,831               ---
    Deposits                                                                         $22,009               ---
    Fixed Assets                                                                        $311               ---



See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 March 31, 2005
                                   (Unaudited)
($ In thousands)

Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB), Bank of Tazewell County (BTC) and National Bankshares Financial Services, Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 2004 Form 10-K.

Note (2) Stock-Based Compensation

        At March 31, 2005, the Company had a stock-based employee compensation plan, which is described more fully in the Company's Form 10-K dated December 31, 2004. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Three months ended March
                                                                 31,
---------------------------------------------------- -------------- ------------
($ In thousands, except per share data)                  2005           2004
                                                     -------------- ------------

Net income, as reported                                  $2,993        $2,960
----------------------------------------------------
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards                                              (36)          (25)
---------------------------------------------------- -------------- ------------
Pro forma net income                                     $2,957        $2,935
---------------------------------------------------- -------------- ------------

Earnings per share:
---------------------------------------------------- -------------- ------------
    Basic-as reported                                     $0.85         $0.84
---------------------------------------------------- -------------- ------------
    Basic-pro forma                                       $0.84         $0.83
---------------------------------------------------- -------------- ------------
    Diluted-as reported                                   $0.85         $0.84
---------------------------------------------------- -------------- ------------
    Diluted-pro forma                                     $0.84         $0.83
---------------------------------------------------- -------------- ------------


        Stock options for 1,750 shares were exercised in the first quarter of 2005. There were no stock options granted or forfeited in the quarter.

Note (3) Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                                  For the periods ended
                                                                  ---------------------
                                                             March 31,             December 31,
                                                        2005           2004            2004
                                                  -------------- -------------- -----------------
($In thousands, except for % data)
Balance at beginning of period                           $5,729         $5,369            $5,369

Provision for loan losses                                   190            288             1,189

Loans charged off                                          (253)          (285)           (1,550)

Recoveries                                                   46             48               223

Acquisition of Bank - CNB                                   ---            ---               498
                                                  -------------- -------------- -----------------
Balance at the end of period                             $5,712         $5,420            $5,729
                                                  ============== ============== =================
Ratio of allowance for loan losses to the end
of period loans net of unearned income and
deferred fees                                             1.16%          1.31%             1.20%
                                                  ============== ============== =================
Ratio of net charge-offs to average loans, net
 of unearned income and deferred fees(1)                   .17%           .23%              .30%
                                                  ============== ============== =================
Ratio of allowance for loan losses to
 nonperforming loans(2)                               1,646.11%      1,672.84%         1,454.06%
                                                  ============== ============== =================

(1)     Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                                              March 31,           December 31,
                                                          2005         2004           2004
                                                     ------------- ------------ ----------------
($In thousands, except % data)

Nonperforming Assets:
Nonaccrual loans                                             $347         $324             $394
Restructured loans                                            ---          ---              ---
                                                     ------------- ------------ ----------------

     Total nonperforming loans                                347          324              394
Foreclosed property                                           715        1,470              895
                                                     ------------- ------------ ----------------
     Total nonperforming assets                            $1,062       $1,794           $1,289
                                                     ============= ============ ================
Ratio of nonperforming assets to loans, net of
 unearned income and deferred fees, plus other real
 estate owned                                                .21%         .43%             .27%
                                                     ============= ============ ================



                                                              March 31,          December 31,
                                                          2005         2004          2004
                                                     ------------- ------------ ---------------
 Loans Past due 90 days or more and
  still accruing                                             $763       $1,085           $754
                                                     ============= ============ ===============
 Ratio of loans past due 90 days or
  more and still accruing to loans, net
  of unearned income and deferred fees                       .15%         .26%           .16%
                                                     ============= ============ ===============
 Impaired Loans:
 Total impaired loans                                        $341         $763           $354
                                                     ============= ============ ===============
 Impaired loans with a
  valuation allowance                                         ---         $236            $79
 Valuation allowance                                          ---          (86)           (55)
                                                     ------------- ------------ ---------------
 Impaired loans net of allowance                              ---         $150            $24
                                                     ============= ============ ===============
 Impaired loans with no
  valuation allowance                                        $341         $527           $275
                                                     ============= ============ ===============
 Average recorded investment
  in impaired loans                                          $348         $817           $601
                                                     ============= ============ ===============
 Income recognized on impaired
  loans                                                       ---           $8           $---
                                                     ============= ============ ===============
 Amount of income recognized
  on a cash basis                                             ---          ---            ---
                                                     ============= ============ ===============



Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at March 31, 2005 were $6.

Note (4) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of March 31, 2005 are as follows:

                                                                    March 31, 2005

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ In thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------

Available for sale:
  U.S. Treasury                                   $4,039               $20              $142             $3,917
  U.S. Government agencies and
     corporations                                 12,807                 3               202             12,608
  State and political
     subdivisions                                 75,468             1,463               605             76,326
  Mortgage-backed
     securities                                   24,178               157               216             24,119
  Corporate debt
     securities                                   33,127               315             1,144             32,298
  Federal Reserve Bank stock-
     restricted                                      208               ---               ---                208
  Federal Home Loan
     Bank stock-restricted                         1,645               ---               ---              1,645
  Other securities                                 1,531               153               ---              1,684
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
      available for sale                        $153,003            $2,111            $2,309           $152,805
                                        ================= ================= ================= ==================

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of March 31, 2005 are as follows:

                                                                    March 31, 2005

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ In thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Held to Maturity:
  U.S. Government agencies and
     corporations                                $20,963               $11              $493            $20,481
  State and political
     subdivisions                                 56,822             1,281               174             57,929
  Mortgage-backed
     securities                                    2,786                80                 4              2,862
  Corporate securities                            28,828               587               658             28,757
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
         held to maturity                       $109,399            $1,959            $1,329           $110,029
                                        ================= ================= ================= ==================

Note (5) Recent Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), "Share-Based Payment," (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company's results of operations at the present time.

        In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB
107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company's results of operations at the present time.

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost

Three months ended March 31, 2005
($ in Thousands)
                                Pension Benefits
                                ----------------
                                                    2005       2004
Service cost                                       $ 140      $ 124
Interest cost                                        153        134
Expected return on plan assets                      (145)      (125)
Amortization of prior service cost                     2          2
Recognized net actuarial loss                         46         30
Amortization of transition cost                       (3)        (3)
                                               ---------- ----------
Net periodic benefit cost                          $ 193      $ 162
                                               ========== ==========

Employer Contributions

        Bankshares previously disclosed in its financial statements for the year ended December 31, 2004, an estimated quarterly minimum contribution of $124 to its pension plan in 2005. That estimate has since been revised and Bankshares now expects to contribute a total of $610, paid in quarterly installments, to the pension plan for 2005. As of March 31, 2005, no contribution had yet been made. Bankshares anticipates making all required contributions prior to the end of 2005.

Note (7) Acquisitions
        In February of 2005, the Company acquired two branches from Planters Bank and Trust Company of Virginia. The transaction added approximately $8,831 in loans and approximately $22,009 in deposits. A deposit intangible of approximately $1,304 arose as a result of the transaction. This intangible will amortize over twelve years. Approximately $311 in fixed assets were also acquired.

                   National Bankshares, Inc. and Subsidiaries
                      (In thousands, except per share data)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The purpose of this discussion is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Reference should be made to the financial statements and other information included in this report as well as the 2004 Annual Report on Form 10-K for an understanding of the following discussion and analysis.
        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

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

Overview

     National Bankshares, Inc. (NBI) is a financial holding company located in Southwest Virginia. It conducts operations primarily through two full-service banking affiliates, the National Bank of Blacksburg and Bank of Tazewell County. It also has one nonbanking affiliate, National Bankshares Financial Services, Inc., which offers investment and insurance products. Net income derived from the nonbanking affiliate is not significant at this time or for the foreseeable future. NBI is a community bank operation.

Performance Summary

     The following table shows NBI's key performance ratios for the period ended March 31, 2005 and December 31, 2004 and 2003:

                                                  March 31, 2005      December 31, 2004      December 31, 2003
----------------------------------------------- ------------------- ---------------------- -----------------------
Return on average assets                                     1.51%                  1.62%                   1.64%
----------------------------------------------- ------------------- ---------------------- -----------------------
Return on average equity                                    13.78%                 14.48%                  14.77%
----------------------------------------------- ------------------- ---------------------- -----------------------
Net interest margin (1)                                      4.71%                  4.69%                   4.82%
----------------------------------------------- ------------------- ---------------------- -----------------------
Noninterest margin (2)                                       1.96%                  1.77%                   1.81%
----------------------------------------------- ------------------- ---------------------- -----------------------
Basic net earnings per share                                 $0.85                  $3.48                   $3.26
----------------------------------------------- ------------------- ---------------------- -----------------------
Fully diluted net earnings per share                         $0.85                  $3.46                   $3.24
----------------------------------------------- ------------------- ---------------------- -----------------------

(1) Net Interest Margin - Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets using a tax rate of 35%.
(2) Noninterest Margin - Noninterest income (including securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

     The Company undertook three acquisitions during the period from the second quarter of 2004 through the first quarter of 2005. These acquisitions resulted in substantial growth.

     As shown above, the interest margin has remained stable during the period of expansion. Net interest income at March 31, 2005 was $7,992, an 11.03% increase when compared to the prior year.
     Noninterest income has remained essentially flat throughout the period. However, in large part because of the acquisitions, noninterest expense increased substantially. A comparison of the periods ended March 31, 2004 and 2005 shows an increase of $869 or 18.03%.

Growth

        The following table shows NBI's key growth indicators:

                            March 31, 2005       December 31, 2004     December 31, 2003
----------------------- ---------------------- --------------------- ----------------------
Securities                    $262,204               $250,708              $230,154
----------------------- ---------------------- --------------------- ----------------------
Loans, net                     488,735                472,199               401,428
----------------------- ---------------------- --------------------- ----------------------
Deposits                       723,873                705,932               625,378
----------------------- ---------------------- --------------------- ----------------------
Total assets                   816,988                796,154               708,560
----------------------- ---------------------- --------------------- ----------------------

        At March 31, 2005 total assets were $816,988, a $20,834 increase from December 31, 2004. During the first quarter of 2005 the Company acquired approximately $22,009 in deposits from Planters
Bank and Trust Company of Virginia. Also acquired in this transaction were $8,831 in loans.
        This transaction accounted for the majority of the deposit growth and roughly one-half of the growth observed in loans. Surplus funds acquired in the transaction also contributed to growth in the investment portfolio.
        No further acquisitions are contemplated at this time.

Asset Quality

        Key asset quality indicators are shown below:

                                                March 31, 2005     December 31,2004      December 31, 2003
--------------------------------------------- ------------------- -------------------- ----------------------
Nonperforming loans                                 $ 347                $ 394                 $ 354
--------------------------------------------- ------------------- -------------------- ----------------------
Loans past due over 90 days                           763                  754                   931
--------------------------------------------- ------------------- -------------------- ----------------------
Other real estate owned                               715                  895                 1,663
--------------------------------------------- ------------------- -------------------- ----------------------
Allowance for loan losses to loans                  1.16%                1.20%                 1.32%
--------------------------------------------- ------------------- -------------------- ----------------------
Net charge-off ratio                                 .17%                 .30%                  .34%
--------------------------------------------- ------------------- -------------------- ----------------------

        This data indicates that the level of nonperforming loans has remained stable, as has the level of loans past due 90 days or more. Other real estate owned continues to decline as properties are foreclosed upon and sold. Asset quality is excellent at one of the Company's subsidiary banks, and it is improving at the Company's second banking affiliate.

Net Interest Income

        Net interest income for the period ended March 31, 2005 was $7,992, an increase of $794 or 11.03%, over the same period in 2004. As previously mentioned, the Company has been in a period of substantial growth, and this growth is the source of the increase in net interest income.
        Overall, the net interest margin has responded well to the acquisitions completed over the past year. At March 31, 2005 the net interest margin was 4.71%, and it was 4.77% at March 31, 2004. With the assets from the past year's acquisitions, some fluctuation in the net interest margin was expected. It was also expected that the acquired assets and liabilities would not be optimal from an asset and liability management perspective, and would require some adjustments going forward.

Net Interest Income - Trends and Future Expectations

        During 2004, the Federal Reserve Board initiated a series of interest rate increases. These increases were designed to restore interest rates to historically more typical levels and to prevent inflation. Rate increases have occurred at regular intervals, each at 25 basis points to date.
        Some economists have speculated that larger interest rate increases will be necessary to combat inflation, especially with recently rising energy prices. However, others theorize that rising energy costs restrict consumers' ability to spend on other goods, thus reducing demand. This, in turn, restricts the ability of manufacturers to raise the price of their products. As long as wages remain stable, inflation caused by rising energy costs is not seen as a substantial threat.
        In either case, if interest rates rise rapidly, the Company's performance could be negatively affected, as the Company is liability sensitive. (See "Interest Rate Sensitivity") In other words, interest-bearing liabilities re-price faster than interest-earning assets. In this scenario, interest expense grows at a faster rate than interest income and adversely affects profitability. Most banks are similarly affected to some degree.
        The general impact of a rising interest rate scenario on the Company's balance sheet follows.

        Federal Funds sold and Interest-bearing deposits - These are overnight funds used primarily for liquidity purposes. They mature daily and, accordingly, interest rates change daily, which is advantageous in a period of rising interest rates. However these funds yield low interest, making other investments more attractive from an earnings standpoint.

        Securities available for sale - This category provides a higher level of earnings than overnight funds and can under certain circumstances be a source of liquidity and also demonstrate the ability to re-price. While these securities technically can be sold to provide liquidity and for interest rate sensitivity purposes, temporary declines in fair market value due to rising interest rates may make it unprofitable to sell the securities. In addition, embedded call features may not be activated during periods of high rates, leaving the Company with a "hold" or "sell" decision. See page 19 of the Company's 2004 Form 10-K for re-pricing data, and see also "Interest Rate Sensitivity".

        Securities held to maturity - This category due to its nature is not necessarily structured to be a source of liquidity or to moderate interest rate sensitivity. These securities must be held to maturity except under the most extenuating circumstances. In a rising rate environment, the difference in the amount of interest-income earned and cost to fund the securities decreases. In other words net interest income from these investments declines. Embedded call features may not be activated during periods of high rates. The Company then only has the option to hold the securities until maturity. See the Company's 2004 Form 10-K for re-pricing data, and see also "Interest Rate Sensitivity".

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

        Loans - While low rate environments are more conducive to loan production than periods of extremely high interest rates, interest rates that are unusually low are a sign of a weak or a recovering economy. Ideal volumes may in fact be achieved in a more robust economy in which more moderate rate levels exist. If the economy continues to recover as forecast, higher loan volumes will have a positive impact on net interest income.

        Except for acquisitions, an underlying, concern is loans to individuals. A downward trend in the total of loans to individuals has existed for several quarters. Management believes the decline is due to several reasons.
o General economic conditions and the lack of employment in portions of the Company's market area.
o A decline in consumer requests for new car financing because of special incentives offered by automobile companies.
o Consumers' use of credit cards and home equity lines with higher credit limits.
o Consumers taking advantage of low mortgage rates to refinance home mortgages to obtain funds that might otherwise have been borrowed through a consumer loan.
        A reversal of this trend may occur to some extent as economic conditions change and higher interest rates make mortgage refinancing less appealing. However, management believes that the automotive related financing offers and competition from the credit card sector will remain. Since loans to individuals are generally higher yielding, this trend will not have a favorable effect on net interest income.

Interest Expense

        Interest expense at March 31, 2005 was $3,043, an increase of $444 or 17.08% from the same period the prior year. As previously discussed, the Company has experienced a period of substantial growth. Interest bearing deposits during the period increased by $71,552 or 13.42%. Rising interest rates have also exerted some upward pressure in this area.
        During periods of rising interest rates, interest-bearing demand deposits, and to a lesser degree savings deposits, migrate to higher rate, longer-term time deposits. Generally, as rates climb, more migration occurs. Given their re-pricing characteristics, interest-bearing demand deposits readily respond to any interest rate movement. In other words, increases or decreases in interest expense can occur quite quickly.
        With a definite bias towards higher interest rates in the future, it is expected that the net interest margin will decline, at least temporarily, in response to rising interest rates. The ultimate impact of rising interest rates is dependent upon the number of rate increases, the amount of these rate increases and the level to which interest rates ultimately rise.

Provision and Allowance for Loan Losses

        The provision for loan losses for the period ended March 31, 2005 was $190, a $98 decrease from the period ended March 31, 2004. The ratio of the allowance for loan losses to total loans at the end of the first quarter of 2005 was 1.16%, which compares to 1.31% at the same period last year. The net charge-off ratio at March 31, 2005 was .17%, and it was .23% at March 31, 2004.
        The Company regularly reviews asset quality and re-evaluates the allowance for loan losses. Reviews are conducted for each of the two bank subsidiaries, and an appropriate provision and allowance for loan losses is established for each bank, depending upon factors that are unique to that bank and the quality of its loan portfolio. Because of the continued excellent quality of the loan portfolio at one subsidiary bank and the improving quality of the loan portfolio at the second bank, it is management's judgement that the decrease in the provision for loan losses is justified and the allowance is appropriate and adequate. (See "Allowance for Loan Losses" under "Critical Accounting Policies".)


Noninterest Income
                                         March 31, 2005         March 31, 2004           March 31, 2003
----------------------------------- ----------------------- ------------------------ ------------------------
Service charges on deposits                  $675                    $675                     $526
----------------------------------- ----------------------- ------------------------ ------------------------
Other service charges and fees                 87                      72                       75
----------------------------------- ----------------------- ------------------------ ------------------------
Credit card fees                              494                     386                      346
----------------------------------- ----------------------- ------------------------ ------------------------
Trust fees                                    408                     509                      259
----------------------------------- ----------------------- ------------------------ ------------------------
Other income                                  137                     103                      172
----------------------------------- ----------------------- ------------------------ ------------------------
Realized securities gains/losses              (33)                     (6)                      (9)
----------------------------------- ----------------------- ------------------------ ------------------------

        Noninterest income is made up of several categories. Following is a description of each, as well as the factors that influence each.
        Service charges on deposit accounts consist of a variety of charges imposed on demand deposits, interest-bearing deposits and savings deposit accounts. These include, but are not limited to, the following: o Demand deposit monthly activity fees o Service charges for checks for which there are non-sufficient funds or overdraft charges o ATM transaction fees
  The principal factors affecting current or future income are:
o Internally generated growth
o Acquisitions of other banks/branches or de novo branches
o Adjustments to service charge structures
         As the above table demonstrates, there was no change in this category between 2004 and 2005.

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

       Trust income is somewhat dependent upon market conditions and the number of estate accounts being handled at any given point in time. Financial market conditions, which affect the value of trust assets managed, can vary, leading to fluctuations in the related income. Over the past few years and into 2005, the financial markets have experienced a significant degree of volatility. Income from estates is also unpredictable, as the number of estates at any given time is impossible to predict.
       Trust income for the period ended March 31, 2005 was $408, down $101 from the same period in 2004. This decrease was almost exclusively caused by the unpredictable fluctuation in estate income.

       The other income category is used for types of income that cannot be classified with other forms of noninterest income. The category includes such things as:
o Net gains on the sale of fixed assets
o Rent on foreclosed property
o Income from cash value life insurance
o Other infrequent or minor forms of income
o Revenue from investment and insurance sales
Given the nature of the items included in this category, it is difficult to determine trends or patterns. Items warranting discussion are usually non-recurring in nature.
        Realized loss on securities was $(33). The majority of the loss was due to write-downs in certain investments in limited liability companies (LLC's) of which the Company is part owner. The LLC's are in the business of selling insurance, investment services and the sale of title insurance.

 Noninterest Expense
                                     March 31, 2005            March 31, 2004             March 31, 2003
----------------------------- --------------------------- -------------------------- ---------------------------
Salaries and employee
  benefits                              $2,862                     $2,518                      $2,405
----------------------------- --------------------------- -------------------------- ---------------------------
Occupancy and furniture and
  fixtures                                 479                        438                         434
----------------------------- --------------------------- -------------------------- ---------------------------
Data processing and ATM                    467                        279                         252
----------------------------- --------------------------- -------------------------- ---------------------------
Credit card processing                     376                        314                         287
----------------------------- --------------------------- -------------------------- ---------------------------
Intangibles and goodwill
  amortization                             266                        238                         238
----------------------------- --------------------------- -------------------------- ---------------------------
Net costs of other real
  estate owned                             108                         59                           6
----------------------------- --------------------------- -------------------------- ---------------------------
Other operating expenses                 1,131                        974                         945
----------------------------- --------------------------- -------------------------- ---------------------------

        Noninterest expense includes several categories. Following is a brief description of the factors that affect each.

        In addition to employee salaries, the salaries and benefits expense category includes the costs of employment taxes and employee fringe benefits. Certain of these are:
o Health insurance
o Employee life insurance
o Dental insurance
o Executive compensation plans (1)
o Pension plans (1)
o Employee stock option plan (1)
o Employer FICA
o Unemployment taxes
(1) See the 2004 Form 10-K and the Proxy Statement for the 2005 Annual Stockholders meeting for further information

        For the first quarter of 2005, salary and benefits expense was up by $344. A greater number of employees because of acquisitions, routine salary increases, pensions and health insurance cost increases contributed to the increase.
        At March 31, 2005 the Company employed 274 full time equivalent employees compared to 249 full time equivalent employees at March 31, 2004. Most of the 25 additional employees were hired because of the acquisitions, and it is estimated that approximately $147 of the $344 increase is due to those acquisitions.

        Occupancy costs include such items as depreciation expense, maintenance of the properties, repairs and real estate taxes.
        This category is most affected by new property acquisitions resulting from mergers, branch purchases or construction of new branch facilities. Conversely, expense can be lowered by branch office consolidations or closures, which though infrequent, have occurred. Occasionally, but not frequently, repairs and other expense items may be significant. This category increased $41 when the first quarters of 2005 and 2004 are compared. Included in the increase are depreciation of costs related to a new phone system and for fixed assets purchased in acquistions.

        The Company maintains its own data processing facility and has ATM's at twenty-five of the branch offices of its subsidiary banks and at three off-site locations. Costs to operate ATM's are reflected in this category and include depreciation, maintenance, communication lines and certain supplies.
        For the period ended March 31, 2005 data processing and ATM expenses were up $188 when compared to the same period in 2004.
        Included in this increase were costs related to the operations of five additional ATM's. Conversion costs associated with acquisitions was approximately $82. Also included in this category are out-sourced data processing fees of $44 for Community National Bank (CNB), which was acquired the second quarter of 2004. CNB's data processing was combined with NBB's during the first quarter.

        Credit card processing includes costs associated with the processing of credit cards, debit cards and merchant transactions. These expenses are related to credit card income previously discussed in "Noninterest Income", and the comments in that section are applicable.

        Intangibles amortized and goodwill increased by $28 due to acquisition activity.

        At March 31, 2005 the net cost of other real estate owned was $108. Of that amount, approximately $78 was losses on disposal of foreclosed properties and remaining $30 write-downs. Given the number of these properties, more losses are possible. The March 31, 2005 costs are not necessarily indicative of the full year for 2005. Other real estate owned at March 31, 2005 was $715, which compares to $895 at December 31, 2004.

        Other operating expenses include all other forms of expense not classified elsewhere in the Company's statement of income. Included in this category are such items as stationery and supplies, franchise taxes, contributions, telephone, postage and other operating costs.
        Many of the expenses included in this category are relatively stable or increase with inflation moderately from year-to-year. However, there are some items included in the category, such as other losses and charge-offs and repossession expense, which can vary from time to time. While many of the items in this category have identifiable trends, others may have frequent nonrecurring items or items that occur at no particular frequency.
        Overall costs for this category increased by 16.30%, when the periods ending March 31, 2005 and March 31, 2004 are compared.
        Included in the category is stationery and supplies, which increased approximately $32.

        Postage expenses were also up $32. This was due to an increase in volume because of acquisitions, including two complete computer system conversions which required additional mailings.

Balance Sheet

        Year-to-date daily averages for the major balance sheet categories are as follows:

Assets                                    March 31, 2005   December 31, 2004
---------------------------------------- ----------------- ------------------
Federal funds sold                                  $ ---             $ 276
Interest-bearing deposits                          13,609            16,224
Securities available for sale                     149,453           143,021
Securities held to maturity                       106,664           107,284
Mortgage loans held for sale                          497               626
Real estate construction loans                     26,072            23,041
Real estate mortgage loans                        115,876           107,189
Commercial and industrial loans                   255,911           228,897
Loans to individuals                               86,692            86,083
Total Assets                                    $ 802,861         $ 753,730

Liabilities and stockholders equity
----------------------------------------
Noninterest-bearing demand deposits              $113,901           $93,320
Interest-bearing demand deposits                  194,756           186,106
Savings deposits                                   59,751            58,899
Time deposits                                     338,846           327,302
Other borrowings                                      204               531
Shareholders' equity                              $88,109           $84,479


The mix of loan categories at March 31, 2005 and December 31, 2004 are shown in the following table.

                                    March 31, 2005    December 31, 2004
---------------------------------  ----------------  -------------------
Construction loans (1)                     $25,826             $25,009
---------------------------------  ----------------  -------------------
Real estate loans                          116,983             115,388
---------------------------------  ----------------  -------------------
Commercial and industrial loans            260,980             248,523
---------------------------------  ----------------  -------------------
Loans to individuals                        91,566              89,889
---------------------------------  ----------------  -------------------
(1) All categories shown reflect gross loans at period-end.

        During the first quarter of 2005, the Company completed an acquisition of two branches from Planters Bank and Trust Company of Virginia. Included in the transaction was the purchase of approximately $8,831 in loans. This accounted for close to one-half of the loan growth experienced during the first quarter.
        The volume of mortgage loans held for sale is directly related to interest rate levels. Activity generally peaks during periods of low interest rates, declining as interest rates rise. Period-end balances are not indicative of volume, as loans are constantly being originated and sold. The balance shown at period-end reflects only loans held by NBB for which there are purchase commitments from investors, but which have not yet been funded. At March 31, 2005 there were approximately $1,591 in outstanding commitments to extend mortgage loans.
        Construction loans were $25,826 at March 31, 2005 and $25,009 at December 31, 2004, an increase of $817. This category tends to fluctuate because of demand and with the seasons. Demand may vary because of economic conditions. Completion of construction projects generally occurs within one year, at which time permanent financing through one of the Company's banking affiliates or another lender is obtained. Loans for which the Company retains permanent financing move into the commercial and industrial loan or mortgage loan categories.
        Real estate loans at March 31, 2005 were $116,983, which represents an increase of $1,595 from December 31, 2004. Loans in this category are for one-to-four family housing and are loans the banking affiliates elected to retain rather than to sell on the secondary market.
        Commercial and industrial loans were $260,980 at March 31, 2005, which represents an increase of $12,457 from December 31, 2004. Included in this category are loans for working capital, equipment, commercial real estate and other loans for legitimate business needs. See Note 15 of the Company's 2004 Form 10-K for information related to "Concentrations of Credit". Historically, growth in this category has been satisfactory, and based on present knowledge, no adverse trends are anticipated.
        Loans to individuals increased by $1,677 when March 31, 2005 is compared to December 31, 2004. See the comments under "Net Interest Income". The increase in this category is entirely attributable to acquisitions.
        Total deposits at March 31, 2005 increased by $17,941 from December 31, 2004. Noninterest-bearing demand deposits increased by $13,039 when March 31, 2005 is compared to December 31, 2004. During the same period, interest-bearing demand deposits increased by $318, while savings deposits declined by $2,928. Time deposits increased by $7,512. The majority of the growth in deposits came from the acquisition of the two Planters Bank and Trust branches in the first quarter of 2005.

Liquidity and Capital Resources

        Net cash provided by operating activities was $3,793 for the period ended March 31, 2005, which compares to $4,534 for the same period the previous year.
        Net cash used in investing activities was $20,365 for the period ended March 31, 2005, and $243 provided for the period ended March 31, 2004. Net cash provided by financing activities was $18,122 for the period ending March 31, 2005.
        Management is unaware of any commitment that would have a material and adverse effect on liquidity at March 31, 2005.
        Total shareholders' equity grew by $1,705 from December 31, 2004 to March 31, 2005. Earnings and the changes in unrealized gains and losses for securities available for sale accounted for the net increase. There were no dividends declared in the first quarter of 2005. The Tier I and Tier II risk-based capital ratios at March 31, 2005 were 12.50% and 13.51%, respectively.

Interest Rate Sensitivity

        Following is a table showing repricing and maturity data for the Company's interest-earning assets and interest-bearing liabilities:

                                                            March 31, 2005
                                            -----------------------------------------------
Assets                                         < 1 Year         1-5 Years       > 5 Years
------------------------------------------- -------------- ---------------- ---------------
Interest-bearing deposits                         $11,603             $---            $---
Securities available for sale                      19,500           58,896          74,409
Securities held to maturity                        17,871           33,622          57,906
Mortgage loans held for sale                          190              ---             ---
Loans net of unearned income
 and deferred fees                                153,603          277,588          63,256
                                            -------------- ---------------- ---------------
Total assets repricing /maturing                  202,767          370,106         195,571
                                            ============== ================ ===============
Cumulative                                        202,767          572,873         768,444
                                            ============== ================ ===============
Liabilities
Interest-bearing demand deposits                  199,228              ---             ---
Savings deposits                                   59,889              ---             ---
Time deposits                                     175,753          167,675           2,113
Other borrowings                                      431              ---             ---
                                            -------------- ---------------- ---------------
Total liabilities/maturing                        435,301          167,675           2,113
                                            ============== ================ ===============
Cumulative                                        435,301          602,976         605,089
                                            ============== ================ ===============
Cumulative repricing gap                         (232,534)         (30,103)        163,355
                                            ============== ================ ===============
Cumulative gap ratio                                  .47              .95            1.27
                                            ============== ================ ===============

Derivatives

        The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. Management does not plan any future involvement in high- risk derivative products. The Company has investments in collateralized mortgage obligations, structured notes and other similar instruments that are included in securities available for sale and securities held to maturity. The fair value of these investments at March 31, 2005 was approximately $2,542. Amortized cost for these securities was approximately $2,507.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provides management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2004. (See "Interest Rate Sensitivity.")


Item 4.   Controls and Procedures

        Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective to give reasonable assurance in alerting them in a timely fashion to material information relating to the Company that is required to be included in the reports the Company files under the Act. There were no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
               Disclosure controls and procedures are the Company's controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to allow timely decisions regarding its required disclosure. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that all control issues have been detected.



                                     Part II
                                Other Information

Items 1.             Legal Proceedings
                     None for the three months ended March 31, 2005.

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds The following table indicates that during the first quarter of 2005, there were no purchases by the Company of equity securities that are registered by the Company pursuant to
                     Section 12 of the Exchange Act.

-------------------- ------------- ----------------- ----------------------- ------------------
                                                                                Approximate
                                                        Total Number of       Dollar Value of
                        Total                         Shares Purchased as     Shares That May
                      Number of                         Part of Publicly     Yet Be Purchased
Fiscal Period           shares      Average Price      Announced Plans or     Under the Plans
                      Purchased     Paid per Share        Programs(1)           or Programs
-------------------- ------------- ----------------- ----------------------- ------------------
Total for First
Quarter of 2005                 0                 0                       0           $783,250
-------------------- ------------- ----------------- ----------------------- ------------------

                     (1) On May 12, 2004, the Board of Directors approved the repurchase of up to $1 million of the Company's common stock in a stock repurchase program that expires on May 31, 2005. At March 31, 2005, approximately $783,250 may yet be purchased.


Item 3.              Defaults upon Senior Securities
                     None for the three months Ended March 31, 2005.

Item 4.              Submission of Matters to a Vote of Security Holders
                     None

Item 5.              Other Information
                     None

Item 6.              Exhibits
                     See Index of Exhibits







                                   Signatures

National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 9, 2005                             NATIONAL BANKSHARES, INC.

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

      3(i)        Articles of Amendment to Articles of                (incorporated herein by
                  Incorporation of National Bankshares, Inc.,         reference to exhibit 3(i) of
                  dated April 8, 2003.                                The Annual Report on Form 10-K
                                                                      for the fiscal year ended
                                                                      December 31, 2003)

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

      4(i)        Article Four of the Articles of Incorporation of    (incorporated herein by
                  National Bankshares, Inc. included in Exhibit No.   reference to Exhibit 4(b) of
                  3(a)                                                the Annual Report on Form 10-K
                                                                      for fiscal year ended December
                                                                      31, 1993)

    10(ii)(B)     Computer software license agreement dated June      (incorporated herein by ,
                  18, 1990 by and between Information                 reference to Exhibit 10(e) of
                  Technology, Inc.  and The National Bank of          the Annual Report on Form 10-K
                                                                      for fiscal year ended December
                                                                      31, 1992)

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

   *10(iii)(A)    Employment Lease Agreement dated August 14, 2002,   (incorporated herein by
                  between National Bankshares, Inc. and The           reference to Exhibit 10(iii)(A)
                  National Bank of Blacksburg                         of form 10-Q for the period
                                                                      ended September 30, 2002)

   *10(iii)(A)    Change in Control Agreement dated January 5,        (incorporated herein by
                  2003, between National Bankshares, Inc. and         reference to Exhibit 10 iii (A)
                  Marilyn B. Buhyoff                                  of Form 10-K for the period
                                                                      ended December 31, 2002)


   *10(iii)(A)    Change in Control Agreement dated January 8,        (incorporated herein by
                  2003, between National Bankshares, Inc. and         reference to Exhibit 10 iii (A)
                  F. Brad Denardo                                     of Form 10-K for the period
                                                                      ended December 31, 2002)



   *10(iii)(A)    Change in Control Agreement dated June 1,           (incorporated herein by
                  1998, between Bank of Tazewell County and           reference to Exhibit 10 iii (A)
                  Cameron L. Forester                                 of Form 10-K for the period ended
                                                                      December 31, 2002)

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

1. I have reviewed this quarterly report on Form 10-Q of National Bankshares, Inc.;

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

1. I have reviewed this quarterly report on Form 10-Q of National Bankshares, Inc.;

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

Date: March 9, 2005

                                    /s/ J. ROBERT BUCHANAN
                                    ----------------------------
                                    J. Robert Buchanan
                                    Treasurer
                                    (Principal Financial Officer)

Exhibit 32 (i)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

        In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2005, I, James G. Rakes, President and Chief Executive Officer of National Bankshares, Inc. (Principal Executive Officer), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended March 31, 2005, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2)the information contained in such Form 10-Q for the quarter ended March 31, 2005, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.



/s/ JAMES G. RAKES
------------------
James G. Rakes
Chairman, President and Chief Executive Officer
(Principal Executive Officer)




Exhibit 32 (ii)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

        In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2005, I, J. Robert Buchanan, Treasurer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended March 31, 2005, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2)the information contained in such Form 10-Q for the quarter ended March 31, 2005, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.



/s/ J. ROBERT BUCHANAN
-----------------------
J. Robert Buchanan
Treasurer
(Principal Financial Officer)



31