Form 10-Q
period 2005-06-30
NATIONAL BANKSHARES INC
filed 2005-08-09
CIK 796534

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

                  For the quarterly period ended June 30, 2005


                         Commission file number 0-15204

                            NATIONAL BANKSHARES, INC.
               (Exact name registrant as specified in its charter)

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

Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at July 31, 2005
            -----                                ----------------------------
Common Stock, $2.50 Par Value                              3,511,977


                         (This report contains 36 pages)

                  4 NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                Index
Part I Financial Information                                           Page
----------------------------

Item 1      Financial Statements

            Consolidated Balance Sheets, June 30, 2005
             (Unaudited) and December 31, 2004                          3-4

            Consolidated Statements of Income for the Three Months
              Ended June 30, 2005 and 2004 (Unaudited)                  5-6

            Consolidated Statements of Income for the Six Months
              Ended June 30, 2005 and 2004 (Unaudited)                  7-8

            Consolidated Statements of Changes in
              Stockholders' Equity, Six Months Ended
              June 30, 2005 and 2004 (Unaudited)                         9

            Consolidated Statements of Cash Flows,
              Six Months Ended June 30, 2005 and 2004 (Unaudited)      10-11

            Notes to Consolidated Financial Statements                 12-17

Item 2      Management's Discussion and Analysis of
              Financial Condition and Results of Operations            18-29

Item 3      Quantitative and Qualitative Disclosures about
              Market Risk                                                29

Item 4      Controls and Procedures                                      29


Part II  Other Information
--------------------------

Item 1      Legal Proceedings                                            30

Item 2      Unregistered Sales of Equity Securities and Use
              of Proceeds                                                30

Item 3      Defaults Upon Senior Securities                              30

Item 4      Submission of Matters to a Vote of Security Holders         30-31

Item 5      Other Information                                            31

Item 6      Exhibits                                                     31

Signatures                                                               31
----------

Index of Exhibits                                                       32-33
-----------------

                                     Part I
                              Financial Information
Item 1.                             Financial Statements

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2005 and December 31, 2004

                                                           (Unaudited)
                                                            June 30,             December 31,
($ In thousands, except share data)                           2005                   2004
                                                        ==================    ===================

Assets:
Cash and due from banks                                           $15,078             $12,493
Federal funds sold                                                    300                 ---
Interest-bearing deposits                                          12,501              22,463
Securities available for sale, at fair value                      149,802             145,323
Securities held to maturity (fair value
 $111,319 in 2005 and $107,697 in 2004)                           109,583             105,385
Mortgage loans held for sale                                        1,312               1,003
Loans:
     Real estate construction loans                                28,633              25,009
     Real estate mortgage loans                                   118,531             115,388
     Commercial and industrial loans                              262,204             248,523
     Loans to individuals                                          89,061              89,889
                                                        ------------------    -------------------
          Total loans                                             498,429             478,809
     Less unearned income and deferred fees                          (915)               (881)
                                                        -----------------   -------------------
          Loans, net of unearned income
           and deferred fees                                      497,514             477,928
     Less: allowance for loan losses                               (5,632)             (5,729)
                                                        -----------------   -------------------
          Loans, net                                              491,882             472,199
                                                        -----------------   -------------------
Bank premises and equipment, net                                   12,752              12,104
Accrued interest receivable                                         5,252               4,870
Other real estate owned, net                                          483                 895
Intangible assets and goodwill, net                                17,681              16,924
Other assets                                                        2,948               2,495
                                                        -----------------   -------------------
          Total assets                                           $819,574            $796,154
                                                        ==================    ===================

Liabilities and Stockholders' Equity:
Noninterest-bearing demand deposits                              $115,547            $106,189
Interest-bearing demand deposits                                  204,853             198,897
Savings deposits                                                   57,907              62,817
Time deposits                                                     347,690             338,029
                                                        ------------------    -------------------
          Total deposits                                          725,997             705,932
                                                        ------------------    -------------------

Other borrowed funds                                                  572                 297
Accrued interest payable                                              588                 483
Other liabilities                                                   2,596               2,354
                                                        ------------------    -------------------
          Total liabilities                                       729,753             709,066
                                                        ==================    ===================




Stockholders' Equity Preferred stock of no par value.
      Authorized 5,000,000 shares;  none
      issued and outstanding                                          ---                 ---
     Common stock of $2.50 par value.
      Authorized 10,000,000 shares;  issued and
      outstanding 3,509,352 shares in 2005 and
      3,519,002 in 2004                                             8,773               8,797
     Retained earnings                                             80,954              77,735
     Accumulated other comprehensive income, net                       94                 556
                                                         ----------------     -------------------
          Total stockholders' equity                               89,821              87,088

                                                         -----------------    -------------------
          Total liabilities and
           stockholders' equity                                 $819,574             $796,154
                                                         =================    ===================


See accompanying notes to the consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                            June 30,               June 30,
($ In thousands, except share and per share data)             2005                   2004
                                                       ==================     =================
Interest income:
Interest and fees on loans                                       $8,260                $7,086
Interest on interest-bearing deposits                                64                    50
Interest on federal funds sold                                        1                     1
Interest on securities - taxable                                  1,660                 1,549
Interest on securities - nontaxable                               1,283                 1,331
                                                       ------------------     -----------------
          Total interest income                                  11,268                10,017
                                                       ------------------     -----------------
Interest expense:
Interest on time deposits $100,000 or more                          931                   765
Interest on other deposits                                        2,282                 1,893
Interest on borrowed funds                                           13                     1
                                                       ------------------     -----------------
          Total interest expense                                  3,226                 2,659
                                                       ------------------     -----------------
          Net interest income                                     8,042                 7,358
Provision for loan losses                                           198                   304
                                                       ------------------     -----------------
          Net interest income after
           provision for loan losses                              7,844                 7,054
                                                       ------------------     -----------------

Noninterest income:
Service charges on deposit accounts                                 801                   735
Other service charges and fees                                       69                    58
Credit card fees                                                    578                   496
Trust income                                                        328                   322
Other income                                                        122                    77
Realized securities gains(losses), net                               29                    (7)
                                                      ------------------     -----------------
          Total noninterest income                                1,927                 1,681
                                                      ------------------     -----------------
Noninterest expense:
Salaries and employee benefits                                    2,850                 2,574
Occupancy, furniture and fixtures                                   480                   426
Data processing and ATM                                             435                   285
Credit card processing                                              463                   388
Intangibles amortization                                            283                   228
Net costs of other real estate owned                                 73                    53
Other operating expenses                                          1,007                   961
                                                      ------------------     -----------------
          Total noninterest expense                               5,591                 4,915
                                                      ------------------     -----------------
Income before income tax expense                                  4,180                 3,820
Income tax expense                                                1,028                   884
                                                      ------------------     -----------------
          Net income                                             $3,152                $2,936
                                                      ==================     =================




        Net income per share - basic                              $0.90                 $0.84
                                                      ==================     =================
                                        - diluted                 $0.89                 $0.83
                                                      ==================     =================
        Weighted average number of common
        shares outstanding - basic                            3,516,606             3,518,882
                                                      ==================     =================
                                        - diluted             3,535,998             3,535,274
                                                      ==================     =================
          Dividends declared per share                            $0.70                 $0.63
                                                      ==================     =================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                          June 30,               June 30,
($ In thousands, except share and per share data)           2005                   2004
                                                      ==================     =================
Interest income:
Interest and fees on loans                                      $16,327               $14,031
Interest on interest-bearing deposits                               145                   114
Interest on federal funds sold                                        1                     1
Interest on securities - taxable                                  3,251                 2,994
Interest on securities - nontaxable                               2,579                 2,674
                                                      ------------------     -----------------
          Total interest income                                  22,303                19,814
                                                      ------------------     -----------------
Interest expense:
Interest on time deposits $100,000 or more                        1,804                 1,458
Interest on other deposits                                        4,447                 3,799
Interest on borrowed funds                                           18                     1
                                                      ------------------     -----------------
          Total interest expense                                  6,269                 5,258
                                                      ------------------     -----------------
          Net interest income                                    16,034                14,556
Provision for loan losses                                           388                   592
                                                      ------------------     -----------------
          Net interest income after
           provision for loan losses                             15,646                13,964
                                                      ------------------     -----------------

Noninterest income:
Service charges on deposit accounts                               1,476                 1,410
Other service charges and fees                                      156                   130
Credit card fees                                                  1,072                   882
Trust income                                                        736                   831
Other income                                                        259                   180
Realized securities (losses), net                                    (4)                  (13)
                                                      ------------------     -----------------
          Total noninterest income                                3,695                 3,420
                                                      ------------------     -----------------

Noninterest expense:
Salaries and employee benefits                                    5,712                 5,092
Occupancy, furniture and fixtures                                   959                   864
Data processing and ATM                                             902                   564
Credit card processing                                              839                   702
Intangibles amortization                                            549                   466
Net costs of other real estate owned                                181                   112
Other operating expenses                                          2,138                 1,935
                                                      ------------------     -----------------
          Total noninterest expense                              11,280                 9,735
                                                      ------------------     -----------------
Income before income tax expense                                  8,061                 7,649
Income tax expense                                                1,916                 1,753
                                                      ------------------     -----------------
          Net income                                             $6,145                $5,896
                                                      ==================     =================


        Net income per share - basic                              $1.75                 $1.68
                                                      ==================     =================
                                        - diluted                 $1.74                 $1.67
                                                      ==================     =================
        Weighted average number of common
        shares outstanding - basic                            3,517,826             3,517,130
                                                      ==================     =================
                                        - diluted             3,535,998             3,538,929
                                                      ==================     =================
          Dividends declared per share                            $0.70                 $0.63
                                                      ==================     =================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                     Accumulated
                                                                        Other
($ In thousands)                         Common       Retained      Comprehensive    Comprehensive
                                          Stock       Earnings      Income(Loss)        Income         Total
                                       ============ ============== ================ ================ ===========
Balances, December 31, 2003                 $8,788        $70,063           $1,790                      $80,641

Net income                                     ---          5,896                            $5,896       5,896
                                                                               ---
Dividends ($0.63 per share)                                (2,216)                                       (2,216)
Exercise of stock options                       16            107                                           123

Other comprehensive income, net of tax:

  Unrealized losses
   on securities
   available for sale, net
   of income tax $1,623                        ---            ---              ---           (3,022)        ---

   Reclass adjustment, net
    Of income tax $5                           ---            ---              ---                8         ---

                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive loss                       ---            ---           (3,014)          (3,014)     (3,014)
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---           $2,882         ---
                                       ============ ============== ================ ================ ===========

Balances, June 30, 2004                     $8,804        $73,850          $(1,224)             ---     $81,430
                                       ============ ============== ================ ================ ===========

Balances, December 31, 2004                 $8,797        $77,735             $556              ---     $87,088

Net income                                     ---          6,145              ---           $6,145       6,145
Dividends($0.70 per share)                                 (2,464)                                       (2,464)

Other comprehensive loss,
 net of tax

   Unrealized losses on
    securities available for
    sale, net of income tax
    $(185)                                     ---            ---              ---             (343)        ---

   Reclass adjustment, net of
    income tax $(64)                           ---            ---              ---             (119)        ---
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive loss                       ---            ---             (462)            (462)       (462)
                                       ------------ -------------- ---------------- ---------------- -----------

Comprehensive income                           ---            ---              ---           $5,683         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Exercise of stock options                        5             42              ---                           47
Stock repurchased                              (29)          (504)                                         (533)
                                       ------------ -------------- ---------------- ---------------- -----------
Balances, June 30,2005                      $8,773        $80,954              $94                      $89,821
                                       ============ ============== ================ ================ ===========

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                     June 30,           June 30,
($In thousands)                                                        2005               2004
                                                                 ================== =================

Cash flows from operating activities:
Net income                                                                  $6,145            $5,896

Adjustments to reconcile net income to net cash provided
 by operating activities:
     Provision for loan losses                                                 388               592
     Depreciation of bank premises and equipment                               505               464
     Amortization of intangibles                                               549               466
     Amortization of premiums and accretion of
       discount, net                                                           236                68
     (Gains) on disposal of fixed assets                                        (4)              ---
     (Gains) Losses on sales and calls of securities
       available for sale, net                                                (183)               26
     (Gains) Losses on calls of securities held to maturity                    187               (19)
     Losses and writedowns on other real estate owned                          106                95
     (Increase) decrease in:
         Mortgage loans held for sale                                         (309)              416
         Accrued interest receivable                                          (382)             (477)
         Other assets                                                       (1,510)             (185)
     Increase (decrease) in:
         Accrued interest payable                                              105                (5)
         Other liabilities                                                     242              (103)
                                                                 ------------------ -----------------
          Net cash provided by operating
           activities                                                       $6,075            $7,234
                                                                 ------------------ -----------------
Cash flows from investing activities:
Net (increase) in Federal funds sold                                         $(300)          $(4,765)
Net decrease in interest-bearing deposits                                    9,962            26,500
Proceeds from calls, principal payments, sales and
  maturities of securities available for sale                               10,401            15,792
Proceeds from calls, principal payments and maturities of
 securities held to maturity                                                 3,064             4,252
Proceeds from sale of securities held to maturity                            3,123               ---
Purchases of securities available for sale                                 (15,582)          (28,718)
Purchases of securities held to maturity                                   (10,634)          (13,841)
Purchases of loan participations                                            (2,891)             (376)
Collections of loan participations                                           1,624               168
Net (increase) in loans to customers                                       (10,224)          (17,813)
Acquisitions, net of cash received                                          13,178             1,239
Proceeds from disposal of other real estate owned                              457               347
Recoveries on loans charged off                                                100               107
Purchase of bank premises and equipment                                     (1,153)           (2,056)
Proceeds from disposal of bank premises and equipment                            4                 4
                                                                 ------------------ -----------------
          Net cash provided by (used in) investing
           activities                                                       $1,129          $(19,160)
                                                                 ------------------ -----------------

Cash flows from financing activities:
Net increase in other deposits                                             $(4,038)          $14,049
Net increase (decrease) in time deposits                                     2,094             4,971
Net increase in other borrowed funds                                           275               239
Stock options exercised                                                         47               123
Cash dividends                                                              (2,464)           (2,216)
Stock Repurchased                                                             (533)              ---
                                                                 ------------------- -----------------
      Net cash provided by financing
           activities                                                       (4,619)           17,166
                                                                 ------------------- -----------------

Net increase in cash and due from banks                                      2,585             5,240
Cash and due from banks at beginning of period                              12,493            11,733
                                                                 ------------------- -----------------
Cash and due from banks at end of period                                   $15,078           $16,973
                                                                 =================== =================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                      $6,164            $5,263
                                                                 =================== =================
Cash paid for income taxes                                                  $2,017            $1,575
                                                                 =================== =================
Loans charged to the allowance for loan losses                                $585              $680
                                                                 =================== =================
Loans transferred to other real estate owned                                  $151              $268
                                                                 =================== =================

Unrealized gains(losses) on securities available for sale                    ($711)           $4,632
                                                                 =================== =================
Transactions related to acquisition of branches in 2005
and CNB in 2004:
Increase in assets and liabilities:
    Investments                                                                ---           $10,052
    Loans                                                                   $8,831           $40,371
    Deposits                                                               $22,009           $59,929

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)
($ In thousands)

Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB), Bank of Tazewell County (BTC) and National Bankshares Financial Services, Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company's 2004 Form 10-K. The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.


Note (2) Stock-Based Compensation

        At June 30, 2005, the Company had a stock-based employee compensation plan, which is described more fully in the Company's Form 10-K dated December 31, 2004. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                          Six months ended         Three months ended June
                                                              June 30,                       30,
                                                     -------------- ------------- ------------- ------------
($ In thousands, except per share data)                   2005           2004          2005         2004
                                                     -------------- ------------- ------------- ------------
Net income, as reported                                     $6,145        $5,896        $3,152       $2,936

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards                                                 (73)          (51)          (37)         (26)
                                                     -------------- ------------- ------------- ------------
Pro forma net income                                        $6,072        $5,845        $3,115       $2,910
---------------------------------------------------- -------------- ------------- ------------- ------------
Earnings per share:

    Basic - as reported                                      $1.75         $1.68         $0.90        $0.84
---------------------------------------------------- -------------- ------------- ------------- ------------
    Basic - pro forma                                        $1.73         $1.66         $0.89        $0.83
---------------------------------------------------- -------------- ------------- ------------- ------------
    Diluted - as reported                                    $1.74         $1.67         $0.89        $0.83
                                                     -------------- ------------- ------------- ------------
    Diluted - pro forma                                      $1.72         $1.65         $0.88        $0.82
---------------------------------------------------- -------------- ------------- ------------- ------------

         During the six months ended June 30, 2005, there were no stock options granted and 1,250 stock options were forfeited.

Note (3) Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                              For the periods ended
                                                              June 30,           December 31,
                                                   ---------------------------- ----------------
                                                        2005          2004            2004
                                                  -------------- -------------- ----------------
($ In thousands, except % data)
Balance at beginning of period                           $5,729         $5,369            $5,369
Provision for loan losses                                   388            592             1,189
Loans charged off                                          (585)          (680)           (1,550)
Recoveries                                                  100            107               223
Acquisition of bank - CNB                                   ---            498               498
                                                  -------------- -------------- -----------------
Balance at the end of period                             $5,632         $5,886            $5,729
                                                  ============== ============== =================
Ratio of allowance for loan losses to the end
of period loans, net of unearned income and
deferred fees                                             1.13%          1.27%             1.20%
                                                  ============== ============== =================
Ratio of net charge-offs to average loans, net
of unearned income and deferred fees(1)                    .21%           .28%              .30%
                                                  ============== ============== =================

Ratio of allowance for loan losses to
nonperforming loans(2)                                2,234.92%      1,070.18%         1,454.06%
                                                  ============== ============== =================

(1)     Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                                                June 30,          December 31,
                                                     -------------------------- ----------------
                                                          2005         2004          2004
                                                     ------------- ------------ ----------------
($ In thousands, except % data)
Nonperforming Assets:
Nonaccrual loans                                             $252         $550             $394
Restructured loans                                            ---          ---              ---
                                                     ------------- ------------ ----------------
     Total nonperforming loans                                252          550              394
Foreclosed property                                           483        1,489              895
                                                     ------------- ------------ ----------------
     Total nonperforming assets                              $735       $2,039           $1,289
                                                     ============= ============ ================
Ratio of nonperforming assets to loans, net of
unearned income and deferred fees, plus other real
estate owned                                                0.15%         .44%             .27%
                                                     ============= ============ ================


                                                               June 30,           December 31,
                                                     -------------------------- ----------------
                                                          2005         2004          2004
                                                     ------------- ------------ ----------------
 Loans Past due 90 days or more and
  Still accruing                                             $526       $1,053             $754
                                                     ============= ============ ================
 Ratio of loans past due 90 days or
  More and still accruing to loans, net
   of unearned income and deferred fees                      .11%         .23%             .16%
                                                     ============= ============ ================
 Impaired Loans:
 Total impaired loans                                        $252         $540             $354
                                                     ============= ============ ================
 Impaired loans with a
  Valuation allowance                                         ---         $530              $79
 Valuation allowance                                          ---         (242)             (55)
                                                     ------------- ------------ ----------------
 Impaired loans, net of allowance                             ---         $288              $24
                                                     ============= ============ ================
 Impaired loans with no
  Valuation allowance                                        $252          $10             $275
                                                     ============= ============ ================
 Average recorded investment
  in impaired loans                                          $316         $725             $601
                                                     ============= ============ ================
 Income recognized on impaired
  Loans                                                       ---         $---             $---
                                                     ============= ============ ================
 Amount of income recognized
  on a cash basis                                             ---          ---              ---
                                                     ============= ============ ================

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at June 30, 2005 were $10.

Note (4) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of June 30, 2005 are as follows:

                                                                     June 30, 2005

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ In thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Available for sale:
  U.S. Treasury                                   $4,039               $15               $45             $4,009
  U.S. Government
     Agencies and
     Corporations                                 13,793                47                23             13,817
  State and political
     Subdivisions                                 74,161             1,653               343             75,471
  Mortgage-backed
     Securities                                   22,537               167                97             22,607
  Corporate debt
     Securities                                   30,592               272               663             30,201
  Federal Reserve Bank stock-
restricted                                           208               ---               ---                208
  Federal Home Loan
     Bank stock-restricted                         1,672               ---               ---              1,672
  Other securities                                 1,664               153               ---              1,817
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
     Available for sale                         $148,666            $2,307            $1,171           $149,802
                                        ================= ================= ================= ==================

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of June 30, 2005 are as follows:

                                                                     June 30, 2005

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ In thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Held to Maturity:
  U.S. Government
     Agencies and
     Corporations                                $25,592               $52              $157            $25,487
  State and political
     Subdivisions                                 55,946             1,514                58             57,402
  Mortgage-backed
     Securities                                    2,544                85                 1              2,628
  Corporate securities                            25,501               593               292             25,802
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
         held to maturity                       $109,583            $2,244              $508           $111,319
                                        ================= ================= ================= ==================

        Information pertaining to securities with gross unrealized losses and length of time that individual securities have been in a continuous loss position follow:

------------------------- ------------------------------------------- -------------------------------------------
                                     Less Than 12 Months                          12 Months or More
------------------------- ------------------------------------------- -------------------------------------------
                               Fair Value         Unrealized Loss          Fair Value         Unrealized Loss
------------------------- --------------------- --------------------- --------------------- ---------------------
December 31, 2004               $60,623                 $885                $17,950                  $748
------------------------- --------------------- --------------------- --------------------- ---------------------
June 30, 2005                   $44,355                 $304                $48,038                $1,375
------------------------- --------------------- --------------------- --------------------- ---------------------

        Losses shown above are attributable to interest rate movements. The Company continuously monitors the credit quality of the securities portfolio. Since the Company has the ability and intent to hold the securities, the losses associated with those securities are considered temporary.

Note (5) Recent Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement. " The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

        On December 16, 2004, FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the statement of income. The effective date of SFAS No. 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of SFAS No. 123R do not have an impact on the Corporation's results of operations at the present time.

        In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB
107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation's results of operations at the present time.

        In November 2004, the Emerging Issues Task Force (EITF) published Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (GAAP) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, FASB directed its staff to issue two proposed FASB Staff Positions (FSP): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments") would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost

                                                   Pension Benefits
                                      Six Months Ended        Three Months Ended
                                           June 30,                 June 30,
                                    ---------------------   -----------------------
($ in Thousands)
                                         2005       2004          2005        2004
                                         ----       ----          ----        ----
Service cost                            $ 280      $ 248         $ 140       $ 124
Interest cost                             306        268           153         134
Expected return on plan assets           (290)      (250)         (145)       (125)
Amortization of prior service cost          4          4             2           2
Recognized net actuarial loss              92         60            46          30
Amortization of transition cost            (6)        (6)           (3)         (3)
                                    ---------- ----------   ----------- -----------
Net periodic benefit cost               $ 386      $ 324         $ 183       $ 162
                                    ========== ==========   =========== ===========

Employer Contributions

        Bankshares previously disclosed in its financial statements for the year ended December 31, 2004, an estimated quarterly minimum contribution of $124 to its pension plan in 2005. That estimate has since been revised and Bankshares now expects to contribute a total of $610, paid in quarterly installments, to the pension plan for 2005. As of June 30, 2005, the Company has contributed $184. Bankshares anticipates making all required contributions prior to the end of 2005.

Note (7) Acquisitions

        In February of 2005, the Company acquired two branches from Planters Bank and Trust Company of Virginia. The transaction added approximately $8,831 in loans and approximately $22,009 in deposits. A deposit intangible of approximately $1,304 arose as a result of the transaction. This intangible will amortize over twelve years. Approximately $311 in fixed assets was also acquired.

                   National Bankshares, Inc. and Subsidiaries
                      (In thousands, except per share data)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended June 30, 2005

        The purpose of this discussion is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Refer to the financial statements and other information included in this report as well as the 2004 Annual Report on Form 10-K for an understanding of the following discussion and analysis.
        This Quarterly Report on Form 10-Q contains forward-looking statements as described in the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

Critical Accounting Policies

General

        The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one element in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

Performance Summary

     The following table shows NBI's key performance ratios for the period ended June 30, 2005 and December 31, 2004 and 2003:

                                                  June 30, 2005       December 31, 2004      December 31, 2003
----------------------------------------------- ------------------- ---------------------- -----------------------
Return on average assets                               1.53%                1.62%                   1.64%
----------------------------------------------- ------------------- ---------------------- -----------------------
Return on average equity                              13.90%               14.48%                  14.77%
----------------------------------------------- ------------------- ---------------------- -----------------------
Net interest margin (1)                                4.65%                4.69%                   4.82%
----------------------------------------------- ------------------- ---------------------- -----------------------
Noninterest margin (2)                                 1.89%                1.77%                   1.81%
----------------------------------------------- ------------------- ---------------------- -----------------------
Basic net earnings per share                           $1.75                $3.48                   $3.26
----------------------------------------------- ------------------- ---------------------- -----------------------
Fully diluted net earnings per share                   $1.74                $3.46                   $3.24
----------------------------------------------- ------------------- ---------------------- -----------------------

(1) Net Interest Margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets using a tax rate of 35%.
(2) Noninterest Margin: Noninterest income (including securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

     The Company undertook three acquisitions during the period from the second quarter of 2004 through the first quarter of 2005. These acquisitions resulted in substantial growth.

     As shown above, the interest margin has remained stable during the period of expansion. Net interest income at June 30, 2005 was $16,034, a 10.15% increase when compared to the prior year.
     Noninterest income for the six month period ending June 30, 2005 was $3,695. This represents an increase of $275, or 8.04%, over the same period in 2004. An increase in credit card fees of $190 accounted for approximately 69% of the total change. Trust income declined by $95 when the two periods are compared.

Growth

        The following table shows NBI's key growth indicators:

                            June 30, 2005        December 31, 2004      December 31, 2003
----------------------- ---------------------- --------------------- ----------------------
Securities                    $259,385               $250,708              $230,154
----------------------- ---------------------- --------------------- ----------------------
Loans, net                     491,882                472,199               401,428
----------------------- ---------------------- --------------------- ----------------------
Deposits                       725,997                705,932               625,378
----------------------- ---------------------- --------------------- ----------------------
Total assets                   819,574                796,154               708,560
----------------------- ---------------------- --------------------- ----------------------

        At June 30, 2005 total assets were $819,574, a $23,420 increase from December 31, 2004. Reflected in the totals for the first six months of 2005, is the approximately $22,009 in deposits and
$8,831 in loans that the Company acquired from Planters Bank and Trust Company of Virginia during the first quarter.
        This transaction accounted for the majority of the deposit growth and approximately one-half of the growth observed in loans. Surplus funds acquired in the transaction also contributed to growth in the investment portfolio.

Asset Quality

        Key asset quality indicators are shown below:

                                                June 30, 2005      December 31,2004      December 31, 2003
--------------------------------------------- ------------------- -------------------- ----------------------
Nonperforming loans                                 $ 252                $ 394                 $ 354
--------------------------------------------- ------------------- -------------------- ----------------------
Loans past due over 90 days                           526                  754                   931
--------------------------------------------- ------------------- -------------------- ----------------------
Other real estate owned                               483                  895                 1,663
--------------------------------------------- ------------------- -------------------- ----------------------
Allowance for loan losses to loans                  1.13%                1.20%                 1.32%
--------------------------------------------- ------------------- -------------------- ----------------------
Net charge-off ratio                                 .20%                 .30%                  .34%
--------------------------------------------- ------------------- -------------------- ----------------------

        This data indicates that the level of nonperforming loans has declined, as has the level of loans past due 90 days or more. Other real estate owned continues to decline as properties are foreclosed upon and sold. Asset quality remains excellent at one of the Company's subsidiary banks, and it continues to improve at the Company's other banking affiliate.

Net Interest Income

        Net interest income for the period ended June 30, 2005 was $16,034, an increase of $1,478, or 10.15%, over the same period in 2004. As previously mentioned, the Company has experienced a period of substantial growth largely through acquisitions, and this growth is the source of the increase in net interest income.
        Overall, the net interest margin has responded well to the acquisitions completed over the past year.
        At June 30, 2005 the net interest margin was 4.65%, and it was 4.70% at June 30, 2004.
        With the assets from the past year's acquisitions, some fluctuation in the net interest margin was expected. It was also expected that the acquired assets and liabilities would not be optimal from an asset and liability management perspective, and that, going forward, some adjustments would be required.

Net Interest Income - Trends and Future Expectations

        During 2004, the Federal Reserve Board initiated a series of interest rate increases. These increases were designed to restore interest rates to historically more typical levels and to prevent inflation. Rate increases have occurred at regular intervals, each at 25 basis points to date.
        Some economists have speculated that additional interest rate increases will be necessary to combat inflation, especially with recently rising energy prices. However, others theorize that rising energy costs restrict consumers' ability to spend on other goods, thus reducing demand. This, in turn, restricts the ability of manufacturers to raise the price of their products. According to this school of thought, as long as wages remain stable, inflation caused by rising energy costs is not seen as a substantial threat.
        In either case, if interest rates rise rapidly, the Company's performance could be negatively affected, as the Company is liability sensitive. (See "Interest Rate Sensitivity") In other words, interest-bearing liabilities re-price faster than interest-earning assets. In this scenario, interest expense grows at a faster rate than interest income and adversely affects profitability. Most banks are similarly affected to some degree.
        The general impact of a rising interest rate scenario on the Company's balance sheet is described on page 15 of the Company's 2004 Form 10K, which is incorporated by reference in this report.

Interest Expense

        Interest expense at June 30, 2005 was $6,269, an increase of $1,011, or 19.23%, from the same period the prior year. As previously discussed, the Company has experienced a period of growth which have contributed to the interest expense increase, as have rising interest rates.
        During periods of rising interest rates, interest-bearing demand deposits, and to a lesser degree savings deposits, migrate to higher rate, longer-term time deposits. Generally, as rates climb, more migration occurs. Given their re-pricing characteristics, interest-bearing demand deposits readily respond to any interest rate movement. In other words, increases or decreases in interest expense can occur quite quickly.
        With a definite bias towards higher interest rates in the future, it is expected that the net interest margin will decline, at least temporarily, in response to rising interest rates. The ultimate impact of rising interest rates is dependent upon the number of rate increases, the amount of these rate increases and the level to which interest rates ultimately rise.

Provision and Allowance for Loan Losses

        The provision for loan losses for the period ended June 30, 2005 was $388, a $204 decrease from the period ended June 30, 2004. The ratio of the allowance for loan losses to total loans at the end of the first six months of 2005 was 1.13%, which compares to 1.27% at the same period last year. The net charge-off ratio at June 30, 2005 was .21%, and it was .28% at June 30, 2004.
        The Company regularly reviews asset quality and re-evaluates the allowance for loan losses. Reviews are conducted for each of the two bank subsidiaries, and an appropriate provision and allowance for loan losses is established for each bank, depending upon factors that are unique to that bank and the quality of its loan portfolio. Because of the continued excellent quality of the loan portfolio at one subsidiary bank and the improving quality of the loan portfolio at the second bank, it is management's judgment that the decrease in the provision for loan losses is justified and the allowance is appropriate and adequate. (See "Allowance for Loan Losses" under "Critical Accounting Policies".)

Noninterest Income
                                        June 30, 2005            June 30, 2004            June 30, 2003
----------------------------------- ----------------------- ------------------------ ------------------------
Service charges on deposits                 $1,476                  $1,410                   $1,173
----------------------------------- ----------------------- ------------------------ ------------------------
Other service charges and fees
                                               156                     130                      141
----------------------------------- ----------------------- ------------------------ ------------------------
Credit card fees                             1,072                     882                      794
----------------------------------- ----------------------- ------------------------ ------------------------
Trust fees                                     736                     831                      504
----------------------------------- ----------------------- ------------------------ ------------------------
Other income                                   259                     180                      265
----------------------------------- ----------------------- ------------------------ ------------------------
Realized securities gains/losses                (4)                    (13)                      (4)
----------------------------------- ----------------------- ------------------------ ------------------------


        Noninterest income is made up of several categories. Following is a description of each, as well as the factors that influence each.

        Service charges on deposit accounts consist of a variety of charges imposed on demand deposits, interest-bearing deposits and savings deposit accounts. These include, but are not limited to, the following:
        o Demand deposit monthly activity fees
        o Service charges for checks for which there are non-sufficient funds or overdraft charges
        o ATM transaction fees
        The principal factors affecting current or future levels of income from this category are:
        o Internally generated growth
        o Acquisitions of other banks/branches or de novo branches
        o Adjustments to service charge structures
         As the above table demonstrates, there was a 4.68% increase in this category between 2004 and 2005. Additional volume from acquisitions was the primary cause for the increase, as there have been no significant changes to service charge structures.

        Other service charges and fees consist of several categories. The primary categories are listed below.
        o Fees for the issuance of official checks
        o Safe deposit box rent
        o Income from the sale of customer checks
        o Income from the sale of credit life and accident and health insurance Levels of income derived from these categories vary. Fees for the issuance of official checks and customer check sales tend to grow as the existing franchise grows and as new offices are added. Fee schedules, while subject to change, generally do not alone yield a significant or discernable increase in income when they change. The most significant growth in safe deposit box rent also comes with an expansion of offices. Safe deposit box fee schedules, which are already at competitive levels, are occasionally adjusted. Income derived from the sale of credit life insurance and accident and health insurance varies with loan volume.

        Credit card fees consist of three types of revenues.
        o Credit card transaction fees
        o Debit card transaction fees
        o Merchant fees
        In all three cases volume is critical to growth in income. For debit and credit cards the number of accounts, whether obtained from internal growth or by acquisition, is the key factor. Merchant fees also depend on the number of merchants in the Company's program, as well as the type of business and the level of transaction discounts associated with them. Recent acquisitions have had a positive impact on this category.
       Trust income is somewhat dependent upon market conditions and the number of estate accounts being handled at any given point in time. Financial market conditions, which affect the value of trust assets managed, can vary, leading to fluctuations in the related income. Over the past few years and into 2005, the financial markets have experienced a degree of volatility. Income from estates is also unpredictable, as the number of estates is impossible to predict.
       Trust income for the period ended June 30, 2005 was $736, down $95 from the same period in 2004. This decrease was almost exclusively caused by unpredictable fluctuations in estate income.

       The other income category is used for types of income that cannot be classified with other forms of noninterest income. The category includes such things as:
        o Net gains on the sale of fixed assets
        o Rent on foreclosed property
        o Income from cash value life insurance
        o Other infrequent or minor forms of income
        o Revenue from investment and insurance sales
        Given the nature of the items included in this category, it is difficult to determine trends or patterns.
        Realized net losses on securities were $(4). The net loss was due to write-downs in certain investments in limited liability companies (LLC's) of which the Company is part owner, as well as sales, maturities and calls of securities.

 Noninterest Expense

                                    June 30, 2005               June 30, 2004              June 30, 2003
----------------------------- --------------------------- -------------------------- ---------------------------
Salaries and employee
benefits                                $5,712                     $5,092                      $4,765
----------------------------- --------------------------- -------------------------- ---------------------------
Occupancy and furniture and
fixtures
                                           959                        864                         832
----------------------------- --------------------------- -------------------------- ---------------------------
Data processing and ATM
                                           902                        564                         541
----------------------------- --------------------------- -------------------------- ---------------------------
Credit card processing
                                           839                        702                         625
----------------------------- --------------------------- -------------------------- ---------------------------

Intangibles and goodwill
amortization                               549                        466                         477
----------------------------- --------------------------- -------------------------- ---------------------------
Net costs of other real
estate owned                               181                        112                          19
----------------------------- --------------------------- -------------------------- ---------------------------
Other operating expenses
                                         2,138                      1,935                       1,877
----------------------------- --------------------------- -------------------------- ---------------------------

       Noninterest expense includes several categories. Following is a brief description of the factors that affect each.

       In addition to employee salaries, the salaries and benefits expense category includes the costs of employment taxes and employee fringe benefits. Certain of these are:
        o Health insurance
        o Employee life insurance
        o Dental insurance
        o Executive compensation plans (1)
        o Pension plans (1)
        o Employer FICA
        o Unemployment taxes

(1) See the 2004 Form 10-K and the Proxy Statement for the 2005 Annual Stockholders meeting for further information

        For the first six months of 2005, salary and benefits expense was up by $620. A greater number of employees because of acquisitions, routine salary increases, pensions and health insurance cost increases contributed to the increase.
        At June 30, 2005 the Company employed 275.5 full time equivalent employees.

        Occupancy costs include such items as depreciation expense, maintenance of the properties, repairs and real estate taxes.
        This category is most affected by new property acquisitions resulting from mergers, branch purchases or construction of new branch facilities. Conversely, expense can be lowered by branch office consolidations or closures, which though infrequent, have occurred. Occasionally, but not frequently, repairs and other expense items may be significant. Included in the increase is depreciation of costs related to a new phone system and for fixed assets purchased in acquisitions.

        The Company maintains its own data processing facility and has ATM's at twenty-one of the branch offices of its subsidiary banks and at four off-site locations. Costs to operate ATM's are reflected in this category and include depreciation, maintenance, communication lines and certain supplies.
        For the period ended June 30, 2005, data processing and ATM expenses were up $338 when compared to the same period in 2004.
        A significant percentage of this increase is attributable to acquisitions. One-time conversion expenses were approximately $152. In addition, out-sourced data processing fees for Community National Bank (CNB) continued from the date of its purchase in the second quarter of 2004 until its computer systems were combined with NBB's in the first quarter of 2005. These fees totaled $47. Also included in the increased data processing expenses were the costs related to the operation of five additional ATM's.

        Credit card processing includes costs associated with the processing of credit cards, debit cards and merchant transactions. These expenses are related to credit card income previously discussed in "Noninterest Income", and the comments in that section are applicable.

        Intangibles amortized and goodwill increased by $83 due to acquisition activity.

        At June 30, 2005 the net cost of other real estate owned was $181, which consists of losses on disposal, write-downs and other foreclosure costs. As the Company's bank subsidiaries generally hold one or more parcels of foreclosed real estate, more losses are possible. The June 30, 2005 costs are not necessarily indicative of the full year for 2005. Other real estate owned at June 30, 2005 was $483, which compares to $895 at December 31, 2004.

        Other operating expenses include all other forms of expense not classified elsewhere in the Company's statement of income. Included in this category are such items as stationery and supplies, franchise taxes, contributions, telephone, postage and other operating costs.
        Many of the expenses included in this category are relatively stable or increase moderately with inflation from year-to-year. However, there are some items included in the category, such as other losses and charge-offs and repossession expense, which can vary from time to time.
        Overall costs for this category increased by 10.49%, when the periods ending June 30, 2005 and June 30, 2004 are compared.
        Included in the category is stationery and supplies, which increased approximately $18. Postage expenses were also up $24. This was due to an increase in volume because of acquisitions, including two complete computer system conversions which required additional mailings.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:
Assets                                    June 30, 2005    December 31, 2004
------                                 ------------------- -------------------
Federal funds sold                               $ 99                $ 276
Interest-bearing deposits                      11,042               16,224
Securities available for sale                 151,058              143,021
Securities held to maturity                   109,487              107,284
Mortgage loans held for sale                      519                  626
Real estate construction loans                 26,516               23,041
Real estate mortgage loans                    117,787              107,189
Commercial and industrial loans               257,205              228,897
Loans to individuals                           89,242               86,083
Total Assets                                $ 810,157            $ 753,730

Liabilities and stockholders equity
------------------------------------
Noninterest-bearing demand deposits          $114,389              $93,320
Interest-bearing demand deposits              197,581              186,106
Savings deposits                               60,174               58,899
Time deposits                                 343,333              327,302
Other borrowings                                1,220                  531
Shareholders' equity                          $89,161              $84,479

Securities

        As shown in the Consolidated Statement of Cash Flows, the Company sold approximately $3,123 in securities held to maturity during the first half of 2005. These sales were prompted by reductions in credit quality ratings.

Loans

        During the first half of 2005, the Company completed an acquisition of two branches from Planters Bank and Trust Company of Virginia. The purchase of approximately $8,831 in loans was included in the transaction.
        The volume of mortgage loans held for sale is directly related to interest rate levels. Activity generally peaks during periods of low interest rates, declining as interest rates rise. Period-end balances are not indicative of volume, as loans are constantly being originated and sold. The balance shown at period-end reflects only loans held by NBB for which there are purchase commitments from investors, but which have not yet been funded. At June 30, 2005 there was approximately $2,658 in outstanding commitments to extend mortgage loans.
        Construction loans were $28,633 at June 30, 2005 and $25,009 at December 31, 2004, an increase of $3,624. This category tends to fluctuate because of demand and with the seasons. Demand also may vary because of economic conditions. Completion of construction projects generally occurs within one year, at which time permanent financing through one of the Company's banking affiliates or another lender is obtained. Loans for which the Company retains permanent financing move into the commercial and industrial loan or mortgage loan categories.
        Real estate loans at June 30, 2005 were $118,531, which represents an increase of $3,143 from December 31, 2004. Loans in this category are for one-to-four family housing and are loans the banking affiliates elected to retain rather than to sell on the secondary market.
        Commercial and industrial loans were $262,204 at June 30, 2005, an increase of $13,681 from December 31, 2004. Included in this category are loans for working capital, equipment, commercial real estate and other loans for business needs. See Note 15 of the Company's 2004 Form 10-K for information related to "Concentrations of Credit".

        Loans to individuals decreased by $828 when June 30, 2005 is compared to December 31, 2004. For further comments on trends related to loans to individuals see "Loans" on page 15 in the Company's 2004 Form 10-K.
        Total deposits at June 30, 2005 increased by $20,065 from December 31, 2004. Noninterest-bearing demand deposits increased by $9,358 when June 30, 2005 is compared to December 31, 2004. During the same period, interest-bearing demand deposits increased by $5,956, and time deposits increased by $9,661. The majority of the growth in deposits came from the acquisition of the two Planters Bank and Trust branches in the first quarter of 2005.

Liquidity and Capital Resources

        Net cash provided by operating activities was $6,075 for the period ended June 30, 2005, which compares to $7,234 for the same period the previous year.
        Net cash used in investing activities was $1,129 for the period ended June 30, 2005, and $(19,160) used for the period ended June 30, 2004. Net cash provided by financing activities was $(4,619) for the period ending June 30, 2005.
        Management is unaware of any commitment that would have a material and adverse effect on liquidity at June 30, 2005.
        Total shareholders' equity grew by $2,733 from December 31, 2004 to June 30, 2005. Earnings and the changes in unrealized gains and losses for securities available for sale accounted for the net increase. During the second quarter of 2005, the Company repurchased 11,400 shares of its own stock for approximately $533 at an average price of $46.70 (excluding broker commission). Also during the second quarter, the Company declared a $0.70 per share dividend. The Tier I and Tier II risk-based capital ratios at June 30, 2005 were 12.59% and 13.59%, respectively. The Company's leverage capital ratio was 9.00%

Interest Rate Sensitivity

        Following is a table showing repricing and maturity data for the Company's interest-earning assets and interest-bearing liabilities:

                                                            June 30, 2005
                                                <1 Year         1-5 Years       > 5 Years
                                            -------------- ---------------- ---------------
Assets:
Federal funds sold                                   $300             $---            $---
Interest-bearing deposits                          12,501              ---             ---
Securities available for sale                      19,746           63,638          66,418
Securities held to maturity                        16,697           41,174          51,712
Mortgage loans held for sale                        1,312              ---             ---
Loans, net of unearned income
  and deferred fees                               160,289          277,485          59,740
                                            -------------- ---------------- ---------------
Total assets repricing/maturing                   210,845          382,297         177,870
                                            ============== ================ ===============
Cumulative                                        210,845          593,142         771,012
                                            ============== ================ ===============
Liabilities:
Interest-bearing demand deposits                  204,853              ---             ---
Savings deposits                                   57,907              ---             ---
Time deposits                                     175,278          171,845             567
Other borrowings                                      572              ---             ---
                                            -------------- ---------------- ---------------
Total liabilities/maturing                        438,610          171,845             567
                                            ============== ================ ===============
Gap                                              (227,765)         210,452         177,303
                                            ============== ================ ===============
Cumulative repricing gap                         (227,765)         (17,313)        159,990
                                            ============== ================ ===============
Cumulative gap ratio                                  .48              .97            1.26
                                            ============== ================ ===============

        As is noted under "Net Interest Income", the Company is liability-sensitive, as its deposits will re-price at a faster rate than its interest earning assets. In a period of rising interest rates, this can have a negative effect until assets can re-price higher.

           Management's Discussion and Analysis of Financial Condition
                 and Results of Operations for the Three Months
                              Ended June 30, 2005.

The following table shows NBI's key performance ratios for the three months ended June 30, 2005 and 2004.

                                               Three months ended
                                        June 30, 2005      June 30, 2004
                                        -------------      -------------
Return on average assets                     1.55%             1.62%
Return on average equity                    14.04%            14.23%
Net interest margin                          4.58%             4.70%
Basic net earnings per share                 $0.90             $0.84
Fully diluted net earnings per share         $0.89             $0.83

        The return on average assets for the three months ended June 30, 2005 was 1.55%, a seven basis point decrease from the same period in 2004. The return on average equity also declined slightly.
        The decline in the net interest margin was caused to a large extent by increased cost of funds. In addition, the second quarter of June 2005 reflects the full effects of two acquisitions, one of which occurred in late June 2004 and another in February of 2005.

Net Interest Income

        The following table shows information related to NBI's net interest margin for the three months ended June 30, 2005 and 2004.

                                          Three months ended
                             June 30, 2005      June 30, 2004     % change
                             -------------      -------------     --------
Interest income                 $11,268             $10,017         12.49%
Interest expense                  3,226               2,659         21.32%
                                  -----               -----         ------
Net interest income              $8,042              $7,358          9.30%
                                 ======              ======          =====

                             June 30, 2005       June 30, 2004
                             -------------      -------------
Yield on earning assets           6.26%               6.25%
Cost to fund earning assets       1.68%               1.55%
Net interest margin               4.58%               4.70%

        When the two periods are compared, the yield on interest earning assets remained essentially the same. However, the cost to fund the earning assets rose by 13 basis points. This reflects the steady increase in interest rates affecting the Company and the entire banking industry.
        Forecasts suggest that the Federal Reserve will continue to increase interest rates in the near future. Considered as a whole, the Company is liability-sensitive, which means its deposit base will upwardly reprice at a faster rate than its interest earning assets. This will have a negative effect, at least in the short term, until the slower-responding asset side reprices upward.

Provision for Loan Losses

        The provision for loan losses for the three months ended June 30, 2005 was $198. This compares to $304 for the three months ended June 30, 2004 and represents a $106 decrease. Comments made in the year-to-date discussion for the "Provision and Allowance for Loan Losses" apply. Because asset quality directly impacts the level of the provision for loan losses, see also the "Asset Quality" section.

Noninterest Income

        The following table compares NBI's noninterest income categories for the three months ended June 30, 2005 and 2004.

                                                      Three months ended
                                      June 30, 2005        June 30, 2004      % change
                                      -------------        -------------     -----------
Service charges on deposits                 $801                 $735             8.98%
Other service charges and fees                69                   58            18.97%
Credit card fees                             578                  496            16.53%
Trust fees                                   328                  322             1.86%
Other income                                 122                   77            58.44%
Realized securities gains/losses              29                   (7)         (514.29)%

        Service charges on deposits for the second quarter of 2005 were $801, up 8.98% over the same quarter in 2004. Volume attributable to the acquisition was the major cause of the increase. There have been no material changes in service charge structure.
        Credit card fees increased $82 when the second quarter of 2005 and 2004 are compared. These fees are almost exclusively driven by volume. The acquisition was again the major cause of the increase.
        Other income for the second quarter of 2005 was $122, up $45 from the second quarter of 2004. Comments in the year-to-date discussion apply.

Noninterest Expenses

        The following table compares NBI's noninterest expense categories for the three months ended June 30, 2005 and 2004.

                                                               Three months ended
                                                June 30, 2005     June 30, 2004     % change
                                                -------------    ---------------   ----------
Salaries and employee benefits                      $2,850            $2,574         10.72%
Occupancy and furniture and fixtures                   480               426         12.68%
Data processing and ATM                                435               285         52.63%
Credit card processing                                 463               388         19.33%
Intangible assets and goodwill amortization            283               228         24.12%
Net costs of other real estate owned                    73                53         37.74%
Other operating expenses                             1,007               961          4.79%

        Salaries and employee benefits for the three month period ending June 30, 2005 were $2,850, up $276 or 10.72%. In late June 2004, NBB acquired the Community National Bank of Pulaski, Virginia and substantially all of its employees became employees of that bank. In February of 2005, BTC completed an acquisition of certain branches. These acquisitions account for the majority of the increase in this category. Comments in the year-to-date discussion also apply.
        Occupancy and furniture and fixtures expense increased $54 when the second quarter of 2005 and 2004 expense are compared. Impacting this area was the acquisition of a new Company-wide phone system, as well as the previously mentioned acquisitions late in June 2004 and in the first quarter of 2005.
        Data processing and ATM expenses were $435 for the three month period ended June 30, 2005, compared to $285 for the same period in 2004. Additional ATM's, conversion costs and maintenance costs rose approximately $47. Conversion expenses were approximately $58, and ATM expenses were approximately $56. These increases, which total $161, were somewhat offset by nominal decreases in other categories.
        Expenses related to the amortization of intangibles increased $55 when the second quarter of 2005 and 2004 are compared. Acquisitions accounted for this increase. There have been no write-downs due to impairment.
        The increase in costs associated with other real estate is the result of efforts to liquidate foreclosed properties. The amount of foreclosed property has declined from $895 at December 31, 2004 to $483 at June 30, 2005.

Derivatives

        The Company is not a party to derivative financial instruments with off-balance sheet risks, such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business, to meet the financing needs of its customers. Management does not plan any future involvement in high- risk derivative products. The Company has investments in collateralized mortgage obligations, structured notes and other similar instruments that are included in securities available for sale and securities held to maturity. The fair value of these investments at June 30, 2005 was approximately $2,455. Amortized cost for these securities was approximately $2,435.
        The Company's banking affiliates extend lines of credit to their customers in the normal course of business. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.
        Standby letters of credit are also issued to the banks' customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation.
        While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it could draw funds. Sale of the loans would also be an option.
        The Company also sells mortgages on the secondary market for which there are recourse agreements should the borrower default.
        During the first six months of 2005, there have been no significant or unusual changes in this area.

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


Item 4.   Controls and Procedures

        Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective to give reasonable assurance in alerting them in a timely fashion to material information relating to the Company that is required to be included in the reports the Company files under the Act. There were no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
        Disclosure controls and procedures are the Company's controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to allow timely decisions regarding its required disclosure. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that all control issues have been detected.

                                     Part II
                                Other Information


Item 1. Legal Proceedings

               None for the six months ended June 30, 2005.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

               The following table shows the purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the first half of 2005. All of the purchases were made during the quarter ended June 30, 2005.

                                                                                       Approximate Dollar
                                                             Total Number of Shares   Value of Shares That
                          Total Number                        Purchased as Part of     May Yet Be Purchased
                           of shares       Average Price       Publicly Announced      Under the Plans or
        Period             Purchased       Paid per Share       Plans or Programs           Programs
------------------------ --------------- ------------------- ------------------------ ----------------------
April 1 - 30, 2005                1,250              $46.62                    1,250               $724,976
------------------------ --------------- ------------------- ------------------------ ----------------------
May 1 - 31, 2005                  5,850              $46.48                    5,850               $453,075
------------------------ --------------- ------------------- ------------------------ ----------------------
June 1 - 30, 2005                 4,300              $47.03                    4,300               $797,788
------------------------ --------------- ------------------- ------------------------ ----------------------

               On May 12, 2004, the Board of Directors approved the repurchase of up to $1 million of the Company's common stock in a stock repurchase program that was set to expire on May 31, 2005. On May 11, 2005, the Board of Directors approved the renewal of the stock repurchase program and authorized the open market repurchase of up to $1 million in common stock between June 1, 2005 and May 31, 2006. At June 30, 2005, approximately $797,788 may yet be purchased under the new plan.


Item 3.        Defaults upon Senior Securities

               None for the three months ended June 30, 2005.

Item 4.        Submission of Matters to a Vote of Security Holders

               Three Class 3 Directors of the Company were elected for a term of three years each by a vote of the security holders.

                      (a) This matter was submitted to a vote at the Company's
                          Annual Meeting of Stockholders held on April 12, 2005.

                      (b) The name of each director elected at the meeting
                          follows:

                          Jack H. Harry
                          William A. Peery
                          James M. Shuler

               The name of each director whose term of office continued after the meeting is listed:

                          L. Allen Bowman
                          Paul A. Duncan
                          Jack M. Lewis

                          Mary G.  Miller
                          James G. Rakes
                          Jeffrey R. Stewart

                      (c) The number of votes cast for or against each nominee
                          is provided below. There were no abstentions and no broker non-votes.

                          Election of Directors


         ------------------------- ---------------------- ---------------------
         Director                        Votes For           Votes Against
         ------------------------- ---------------------- ---------------------

         Jack H. Harry                   2,842,836               29,610
         ------------------------- ---------------------- ---------------------
         William A. Peery                2,843,541               28,905
         ------------------------- ---------------------- ---------------------
         James M. Shuler                 2,858,257               14,189
         ------------------------- ---------------------- ---------------------


Item 5.        Other Information

               None

Item 6.        Exhibits

               See Index of Exhibits.



                                   Signatures

  National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  DATE: August 9, 2005                        NATIONAL BANKSHARES, INC.

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

   3(i)        Articles of Amendment to Articles of Incorporation   (incorporated herein by
               of National Bankshares, Inc., dated April 8,         reference to exhibit 3(i) of
               2003.                                                The Annual Report on Form 10-K
                                                                    for the fiscal year ended
                                                                    December 31, 2003)

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

*10(iii)(A)    Employment Lease Agreement dated August 14, 2002,    (incorporated herein by
               between National Bankshares, Inc. and The            reference to 10(iii)(A)
               National Exhibit Bank of Blacksburg                  of form 10-Q for the period
                                                                    ended September 30, 2002)

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


   31(i)       Section 302 Certification of Chief Executive Officer          Page 34

  31(ii)       Section 302 Certification of Chief Financial Officer          Page 35

   32(i)       18 U.S.C. Section 1350 Certification of Chief                 Page 36
               Executive Officer

  32(ii)       18 U.S.C. Section 1350 Certification of Chief                 Page 36
                  Financial Officer

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


Date: August 9, 2005

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

Date: August  9, 2005

                                             /s/ J. ROBERT BUCHANAN
                                             -----------------------------
                                             J. Robert Buchanan
                                             Treasurer
                                             (Principal Financial Officer)

Exhibit 32 (i)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

        In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended June 30, 2005, I, James G. Rakes, President and Chief Executive Officer of National Bankshares, Inc. (Principal Executive Officer), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended June 30, 2005, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2)the information contained in such Form 10-Q for the quarter ended June 30, 2005, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.



/s/ JAMES G. RAKES
-------------------
James G. Rakes
Chairman, President and Chief Executive Officer
(Principal Executive Officer)




Exhibit 32 (ii)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

        In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended June 30, 2005, I, J. Robert Buchanan, Treasurer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended June 30, 2005, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2)the information contained in such Form 10-Q for the quarter ended June 30, 2005, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.



/s/ J. ROBERT BUCHANAN
-----------------------
J. Robert Buchanan
Treasurer
(Principal Financial Officer)


36