Form 10-Q
period 2005-09-30
NATIONAL BANKSHARES INC
filed 2005-11-09
CIK 796534

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

                For the quarterly period ended September 30, 2005


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

Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Exchange Act).

Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act).

Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at November 7, 2005
 Common Stock, $2.50 Par Value                                3,510,977


                         (This report contains 35 pages)

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index

      Part I Financial Information                                                                 Page
      ----------------------------

      Item 1      Financial Statements

                  Consolidated Balance Sheets, September 30, 2005 (Unaudited)                        3-4
                   and December 31, 2004

                  Consolidated Statements of Income for the Three Months Ended September             5-6
                    30, 2005 and 2004 (Unaudited)

                  Consolidated Statements of Income for the Nine Months Ended September 30,          7-8
                    2005 and 2004 (Unaudited)

                  Consolidated Statements of Changes in                                               9
                   Stockholders' Equity, Nine Months Ended
                   September 30, 2005 and 2004 (Unaudited)

                  Consolidated Statements of Cash Flows,                                            10-11
                   Nine Months Ended September 30, 2005 and 2004 (Unaudited)

                  Notes to Consolidated Financial Statements                                        12-17

      Item 2      Management's Discussion and Analysis of                                           18-29
                   Financial Condition and Results of Operations

      Item 3      Quantitative and Qualitative Disclosures about                                      29
                   Market Risk

      Item 4      Controls and Procedures                                                             29

      Part II  Other Information

      Item 1      Legal Proceedings                                                                   30

      Item 2      Unregistered Sales of Equity Securities and Use of Proceeds                         30

      Item 3      Defaults Upon Senior Securities                                                     30

      Item 4      Submission of Matters to a Vote of Security Holders                                 30

      Item 5      Other Information                                                                   30

      Item 6      Exhibits                                                                            30

      Signatures                                                                                      31

      Index of Exhibits                                                                              31-32


                                     Part I
                              Financial Information
                          Item 1. Financial Statements

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2005 and December 31, 2004

                                                                           (Unaudited)
                                                                          September 30,          December 31,
($ In thousands, except share and per share data)                             2005                   2004
                                                                        ==================    ===================
Assets
Cash and due from banks                                                           $17,114             $12,493
Interest-bearing deposits                                                          15,836              22,463
Securities available for sale, at fair value                                      151,685             145,323
Securities held to maturity (fair value
 $113,668 in 2005 and $107,697 in 2004)                                           112,258             105,385
Mortgage loans held for sale                                                          196               1,003
Loans:
     Real estate construction loans                                                27,639              25,009
     Real estate mortgage loans                                                   120,240             115,388
     Commercial and industrial loans                                              263,729             248,523
     Loans to individuals                                                          88,179              89,889
                                                                        ------------------    -------------------
          Total loans                                                             499,787             478,809
     Less unearned income and deferred fees                                          (927)               (881)
                                                                        ------------------    -------------------
          Loans, net of unearned income
           and deferred fees                                                      498,860             477,928
     Less: allowance for loan losses                                               (5,620)             (5,729)
                                                                        ------------------    -------------------
          Loans, net                                                              493,240             472,199
                                                                        ------------------    -------------------
Bank premises and equipment, net                                                   12,609              12,104
Accrued interest receivable                                                         5,145               4,870
Other real estate owned, net                                                          429                 895
Intangible assets and goodwill, net                                                17,397              16,924
Other assets                                                                        2,998               2,495
                                                                        ------------------     -------------------
          Total assets                                                           $828,907            $796,154
                                                                        ==================     ===================
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits                                              $115,174            $106,189
Interest-bearing demand deposits                                                  209,107             198,897
Savings deposits                                                                   55,685              62,817
Time deposits                                                                     352,211             338,029
                                                                        ------------------    -------------------
          Total deposits                                                          732,177             705,932
                                                                        ------------------    -------------------
Other borrowed funds                                                                  623                 297
Accrued interest payable                                                              630                 483
Other liabilities                                                                   2,807               2,354
                                                                        ------------------    -------------------
          Total liabilities                                                       736,237             709,066
                                                                        ------------------    -------------------


Stockholders' Equity Preferred stock of no par value.
      Authorized 5,000,000 shares;  none
      issued and outstanding                                                          ---                 ---
     Common stock of $2.50 par value.
      Authorized 10,000,000 shares;  issued and
      outstanding 3,511,977 shares in 2005 and
      3,519,002 in 2004                                                             8,780               8,797
     Retained earnings                                                             84,060              77,735
     Accumulated other comprehensive income (loss), net                              (170)                556
                                                                         -----------------     -------------------
          Total stockholders' equity                                               92,670              87,088
                                                                         -----------------     -------------------
          Total liabilities and
           stockholders' equity                                                  $828,907            $796,154
                                                                         =================     ===================

See accompanying notes to the consolidated financial statements.


                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                 Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)
                                                                          September 30,         September 30,
($ In thousands, except share and per share data)                             2005                   2004
                                                                        ==================     =================
Interest income
Interest and fees on loans                                                         $8,451                $7,837
Interest on interest-bearing deposits                                                 141                    23
Interest on federal funds sold                                                        ---                    14
Interest on securities - taxable                                                    1,607                 1,654
Interest on securities - nontaxable                                                 1,284                 1,313
                                                                        ------------------     -----------------
          Total interest income                                                    11,483                10,841
                                                                        ------------------     -----------------
Interest expense
Interest on time deposits $100,000 or more                                          1,032                   836
Interest on other deposits                                                          2,781                 2,053
Interest on borrowed funds                                                              3                    15
                                                                        ------------------     -----------------
          Total interest expense                                                    3,816                 2,904
                                                                        ------------------     -----------------
          Net interest income                                                       7,667                 7,937
Provision for loan losses                                                             169                   293
                                                                        ------------------     -----------------
          Net interest income after
           provision for loan losses                                                7,498                 7,644
                                                                        ------------------     -----------------
Noninterest income
Service charges on deposit accounts                                                   797                   824
Other service charges and fees                                                         68                    52
Credit card fees                                                                      553                   480
Trust income                                                                          326                   274
Other income                                                                          149                   131
Realized securities gains(losses), net                                                 (1)                  104
                                                                        ------------------     -----------------
          Total noninterest income                                                  1,892                 1,865
                                                                        ------------------     -----------------
Noninterest expense
Salaries and employee benefits                                                      2,822                 2,723
Occupancy, furniture and fixtures                                                     491                   473
Data processing and ATM                                                               270                   349
Credit card processing                                                                431                   398
Intangibles amortization                                                              283                   233
Net costs of other real estate owned                                                   63                    37
Other operating expenses                                                            1,019                 1,062
                                                                        ------------------     -----------------
          Total noninterest expense                                                 5,379                 5,275
                                                                        ------------------     -----------------
Income before income tax expense                                                    4,011                 4,234
Income tax expense                                                                    957                 1,019
                                                                        ------------------     -----------------
          Net income                                                               $3,054                $3,215
                                                                        ==================     =================



        Net income per share - basic                                               $0.87                  $0.91
                             - diluted                                             $0.86                  $0.91
                                                                        =================    ===================
        Weighted average number of common
        shares outstanding - basic                                             3,511,977              3,519,491
                                                                        =================    ===================
                           - diluted                                           3,526,936              3,536,965
                                                                        =================    ===================
        Dividends declared per share                                                $---                   $---
                                                                        =================    ===================


See accompanying notes to consolidated financial statements.


                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)
                                                                          September 30,         September 30,
($ In thousands, except share and per share data)                             2005                   2004
                                                                        ==================     =================
Interest income
Interest and fees on loans                                                        $24,778               $21,868
Interest on interest-bearing deposits                                                 286                   137
Interest on federal funds sold                                                          1                    15
Interest on securities - taxable                                                    4,858                 4,648
Interest on securities - nontaxable                                                 3,863                 3,987
                                                                        ------------------     -----------------
          Total interest income                                                    33,786                30,655
                                                                        ------------------     -----------------
Interest expense
Interest on time deposits $100,000 or more                                          2,836                 2,294
Interest on other deposits                                                          7,228                 5,852
Interest on borrowed funds                                                             21                    16
                                                                        ------------------     -----------------
          Total interest expense                                                   10,085                 8,162
                                                                        ------------------     -----------------
          Net interest income                                                      23,701                22,493
Provision for loan losses                                                             557                   885
                                                                        ------------------     -----------------
          Net interest income after
           provision for loan losses                                               23,144                21,608
                                                                        ------------------     -----------------
Noninterest income
Service charges on deposit accounts                                                 2,273                 2,234
Other service charges and fees                                                        224                   182
Credit card fees                                                                    1,625                 1,362
Trust income                                                                        1,062                 1,105
Other income                                                                          408                   311
Realized securities gains(losses), net                                                 (5)                   91
                                                                        ------------------     -----------------
          Total noninterest income                                                  5,587                 5,285
                                                                        ------------------     -----------------
Noninterest expense
Salaries and employee benefits                                                      8,534                 7,815
Occupancy, furniture and fixtures                                                   1,450                 1,337
Data processing and ATM                                                             1,172                   913
Credit card processing                                                              1,270                 1,100
Intangibles amortization                                                              832                   699
Net costs of other real estate owned                                                  244                   149
Other operating expenses                                                            3,157                 2,997
                                                                        ------------------     -----------------
          Total noninterest expense                                                16,659                15,010
                                                                        ------------------     -----------------
Income before income tax expense                                                   12,072                11,883
Income tax expense                                                                  2,873                 2,772
                                                                        ------------------     -----------------
          Net income                                                               $9,199                $9,111
                                                                        ==================     =================




        Net income per share - basic                                               $2.62                  $2.59
                                                                        =================    ===================
                             - diluted                                             $2.60                  $2.57
                                                                        =================    ===================
        Weighted average number of common
        shares outstanding - basic                                             3,515,855              3,517,923
                                                                        =================    ===================
                           - diluted                                           3,532,956              3,538,280
                                                                        =================    ===================
        Dividends declared per share                                               $0.70                  $0.63
                                                                        =================    ===================



See accompanying notes to consolidated financial statements.


                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)



                                                                     Accumulated
                                                                        Other
($ In thousands)                         Common       Retained      Comprehensive    Comprehensive
                                          Stock       Earnings      Income (Loss)       Income         Total
                                       ============ ============== ================ ================ ===========
Balances, December 31, 2003                 $8,788        $70,063           $1,790                      $80,641

Net income                                     ---          9,111              ---           $9,111       9,111
Dividends ($0.63 per share)                    ---         (2,216)             ---              ---      (2,216)
Exercise of stock options                       16            107              ---              ---         123

Other comprehensive loss, net of tax:

  Unrealized loss on securities
   available for sale, net
   of income tax $(61)                         ---            ---              ---             (113)        ---

   Reclass adjustment, net
    of tax $(32)                               ---            ---              ---              (59)        ---
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive loss                       ---            ---             (172)            (172)       (172)
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---           $8,939         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Stock Repurchase                               (13)          (204)             ---                         (217)
                                       ------------ -------------- ---------------- ---------------- -----------
Balances, September 30, 2004                $8,791        $76,861           $1,618                      $87,270
                                       ============ ============== ================ ================ ===========
Balances, December 31, 2004                 $8,797        $77,735             $556                      $87,088

Net income                                     ---          9,199              ---           $9,199       9,199
Dividends($0.70 per share)                     ---         (2,464)             ---              ---      (2,464)

Other comprehensive loss, net of tax

   Unrealized losses on securities available for
    sale, net of income tax $(327)             ---            ---              ---             (607)        ---

   Reclass adjustment, net of
    income tax $(64)                           ---            ---              ---             (119)        ---
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive loss                       ---            ---             (726)            (726)       (726)
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---           $8,473         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Exercise of stock options                       11             95              ---              ---         106
                                      ------------ -------------- ---------------- ---------------- -----------
Stock repurchase                               (28)          (505)                                         (533)
                                       ------------ -------------- ---------------- ---------------- -----------


Balances, September 30, 2005                $8,780        $84,060            $(170)                     $92,670
                                       ============ ============== ================ ================ ===========


See accompanying notes to consolidated financial statements.


                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)
                                                                            September 30,        September 30,
($In thousands)                                                                  2005               2004
                                                                             ================ =================
Cash flows from operating activities
Net income                                                                            $9,199            $9,111

Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                           557               885
     Depreciation of bank premises and equipment                                         761               727
     Amortization of intangibles                                                         832               699
     Amortization of premiums and accretion of
     discount, net                                                                       311               200
     Losses on disposal of fixed assets                                                   10               ---
     (Gains) Losses on sales and calls of securities
     available for sale, net                                                            (183)               27
     (Gains) Losses on calls of securities held to        maturity
                                                                                         188              (118)
     Losses and writedowns on other real estate owned                                    107               111
     (Increase) decrease in:
         Mortgage loans held for sale                                                    807               157
         Accrued interest receivable                                                    (275)             (543)
         Other assets                                                                 (1,417)            4,567
     Increase (decrease) in:
         Accrued interest payable                                                        147                (6)
         Other liabilities                                                               453               438
                                                                             ----------------- -----------------
          Net cash provided by operating
           activities                                                                $11,497           $16,255
                                                                             ---------------- -----------------
Cash flows from investing activities
Net decrease in interest-bearing deposits                                             $6,627           $30,694
Proceeds from calls, principal payments, sales and  maturities of
  securities available for sale                                                       13,924            19,982
Proceeds from calls, principal payments and maturities of
 securities held to maturity                                                           7,943             6,933
Proceeds from sale of securities held to maturity                                      3,312               ---
Purchases of securities available for sale                                           (21,442)          (20,221)
Purchases of securities held to maturity                                             (18,405)          (14,288)
Purchases of loan participations                                                      (5,463)           (1,114)
Collections of loan participations                                                     2,149               941
Net (increase) in loans to customers                                                  (9,750)          (26,269)
Acquisitions, net of cash received                                                    13,178           (13,602)
Proceeds from disposal of other real estate owned                                        510               970
Recoveries on loans charged off                                                          146               174
Purchase of bank premises and equipment                                               (1,352)             (687)
Proceeds from disposal of bank premises and equipment                                     76                 2
                                                                             ---------------- -----------------
          Net cash (used in) investing
           activities                                                                $(8,547)         $(16,485)
                                                                             ---------------- -----------------


Cash flows from financing activities
Net increase (decrease) in other deposits                                            $(2,379)           $7,510
Net increase (decrease) in time deposits                                               6,615            (2,576)
Net increase in other borrowed funds                                                     326             2,079
Stock options exercised                                                                  106               123
Cash dividends                                                                        (2,464)           (2,216)
Stock Repurchased                                                                       (533)             (217)
                                                                             ----------------   ----------------
      Net cash provided by financing
           activities                                                                  1,671             4,703
                                                                             ----------------   ----------------

Net increase in cash and due from banks                                                4,621             4,473
Cash and due from banks at beginning of period                                        12,493            11,733
                                                                             ----------------   ----------------

Cash and due from banks at end of period                                             $17,114           $16,206
                                                                             ================   ================
Supplemental disclosure of cash flow information

Cash paid for interest                                                                $9,938            $8,168
                                                                             ================   ================

Cash paid for income taxes                                                            $3,165            $2,576
                                                                             ================   ================

Loans charged to the allowance for loan losses                                          $812            $1,091
                                                                             ================   ================

Loans transferred to other real estate owned                                            $151              $327
                                                                             ================   ================

Unrealized (losses) on securities available for sale                                 ($1,117)            $(265)
                                                                             ================   ================

Transactions related to acquisition of branches in 2005 and CNB in 2004

Increase in assets and liabilities:
    Investments                                                                          ---           $10,052
    Loans                                                                             $8,831           $40,371
    Deposits                                                                         $22,009           $59,979



See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)
($ In thousands, except share and per share data)

Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB), Bank of Tazewell County (BTC) and National Bankshares Financial Services, Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company's 2004 Form 10-K. The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note (2) Stock-Based Compensation

        At September 30, 2005, the Company had a stock-based employee compensation plan, which is described more fully in the Company's Form 10-K dated December 31, 2004. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                            Nine months ended          Three months ended
                                                              September 30,               September 30,
                                                     -------------- ------------- ------------- ------------
($ In thousands, except per share data)                     2005           2004          2005         2004
                                                     -------------- ------------- ------------- ------------
Net income, as reported                                     $9,199        $9,111        $3,054       $3,215
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards                                                (110)          (76)          (37)         (25)
                                                     -------------- ------------- ------------- ------------
Pro forma net income                                        $9,089        $9,035        $3,017       $3,190
                                                     -------------- ------------- ------------- ------------
Earnings per share:
    Basic - as reported                                      $2.62         $2.59         $0.87        $0.91
                                                     -------------- ------------- ------------- ------------
    Basic - pro forma                                        $2.59         $2.57         $0.86        $0.91
                                                     -------------- ------------- ------------- ------------

    Diluted - as reported                                    $2.60         $2.57         $0.86        $0.91
                                                     -------------- ------------- ------------- ------------
    Diluted - pro forma                                      $2.57         $2.55         $0.85        $0.90
                                                     -------------- ------------- ------------- ------------

         During the nine months ended September 30, 2005, there were no stock options granted and 1,250 stock options were forfeited.
        For the nine months ended September 30, 2005 and 2004, 24,000 shares and 11,000 shares, respectively, were excluded from the diluted earnings per share calculation, as their impact would have been anti-dilutive. For the three months ended September 30, 2005 and 2004, 36,000 shares and 16,500 shares were excluded.

Note (3)     Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                                  For the periods ended
                                                             September 30,        December 31,
                                                             -------------        ------------
                                                           2005           2004        2004
                                                  -------------- -------------- -----------------
($ In thousands, except % data)
Balance at beginning of period                           $5,729         $5,369         $5,369

Provision for loan losses                                   557            885          1,189

Loans charged off                                          (812)        (1,091)        (1,550)

Recoveries                                                  146            174            223

Acquisition of bank - CNB                                   ---            498            498
                                                  -------------- -------------- --------------

Balance at the end of period                             $5,620         $5,835         $5,729
                                                  ============== ============== ==============
Ratio of allowance for loan losses to the end
of period loans, net of unearned income and
deferred fees                                              1.13%          1.24%          1.20%
                                                  ============== ============== ==============
Ratio of net charge-offs to average loans, net
of unearned income and deferred fees(1)                    0.18%          0.28%          0.30%
                                                  ============== ============== ===============
Ratio of allowance for loan losses to
nonperforming loans(2)                                 2,239.04%      1,220.71%       1,454.06%
                                                  ============== ============== ===============

(1)     Net charge-offs are on an annualized basis.
(2) The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                                               September 30,      December 31,
                                                               -------------      ------------
                                                             2005         2004        2004
                                                     ------------- ------------ --------------
($ In thousands, except % data)
Nonperforming Assets:

Nonaccrual loans                                             $251         $478           $394

Restructured loans                                            ---          ---            ---
                                                     ------------- ------------ --------------
     Total nonperforming loans                                251          478            394

Foreclosed property                                           429        1,010            895
                                                     ------------- ------------ --------------
     Total nonperforming assets                              $680       $1,488         $1,289
                                                     ============= ============ ==============
Ratio of nonperforming assets to loans, net of
unearned income and deferred fees, plus other real
estate owned                                                 0.14%        0.31%          0.27%
                                                     ============= ============ ==============

                                                              September 30,       December 31,
                                                              -------------       ------------
                                                            2005         2004          2004
                                                     ------------- ------------ ---------------
 Loans Past due 90 days or more and
 still accruing                                              $563       $1,121          $754
                                                     ============= ============ =============
 Ratio of loans past due 90 days or
 more and still accruing to loans, net of
 unearned income and deferred fees                           0.11%        0.24%         0.16%
                                                     ============= ============ =============
 Impaired loans

 Total impaired loans                                        $247         $478          $354
                                                     ============= ============ =============
 Impaired loans with a
 valuation allowance                                          ---          $64           $79
 Valuation allowance                                          ---          (64)          (55)
                                                     ------------- ------------ -------------

 Impaired loans, net of allowance                             ---          ---           $24
                                                     ============= ============ =============
 Impaired loans with no
 valuation allowance                                         $247         $414          $275
                                                     ============= ============ =============
 Average recorded investment
 in impaired loans                                           $299         $663          $601
                                                     ============= ============ =============
 Income recognized on impaired
 loans                                                         $1          ---           ---
                                                     ============= ============ =============
 Amount of income recognized
 on a cash basis                                               $1          ---           ---
                                                     ============= ============ =============


Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at September 30, 2005 were $5.

Note (4) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of September 30, 2005 are as follows:


                                                                  September 30, 2005

                                                              Gross             Gross
                                         Amortized         Unrealized        Unrealized           Fair
($ In thousands)                           Costs              Gains            Losses            Values
                                      ----------------- ----------------- ----------------- ----------------
Available for sale:
  U.S. Treasury                            $4,037                $8               $66             $3,979
  U.S. Government
     Agencies and
     Corporations                          14,773                22                59             14,736
  State and political
     subdivisions                          73,997             1,677               455             75,219
  Mortgage-backed
     securities                            22,794               123               147             22,770
  Corporate debt
     securities                            31,564               218               764             31,018
  Federal Reserve Bank stock-
restricted                                    208               ---               ---                208
  Federal Home Loan
     Bank stock-restricted                  1,613               ---               ---              1,613
  Other securities                          1,973               169               ---              2,142
                                      -------------     ----------------- ----------------- ----------------
     Total securities
     available for sale                  $150,959            $2,217            $1,491           $151,685
                                      =============     ================= ================= ================

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of September 30, 2005 are as follows:

                                                                  September 30, 2005

                                                              Gross             Gross
                                         Amortized         Unrealized        Unrealized           Fair
($ In thousands)                           Costs              Gains            Losses            Values
                                      ---------------   --------------    --------------    ---------------
Held to Maturity:
  U.S. Government
     Agencies and
     Corporations                        $25,600               $13              $244           $25,369
  State and political
     subdivisions                         58,128             1,518                67            59,579
  Mortgage-backed
     securities                            4,305                67                 4             4,368
  Corporate securities                    24,225               471               344            24,352
                                      ---------------   --------------    --------------   ---------------
     Total securities
         held to maturity               $112,258            $2,069              $659          $113,668
                                      ===============   ==============    ==============   ===============


        Information pertaining to securities with gross unrealized losses and length of time that individual securities have been in a continuous loss position follows:


                                      Less Than 12 Months                         12 Months or More
--------------------------- ------------------- --------------------- --------------------- ---------------------
                                Fair Value        Unrealized Loss          Fair Value         Unrealized Loss
--------------------------- ------------------- --------------------- --------------------- ---------------------
December 31, 2004                $60,623                $885                $17,950                  $748
--------------------------- ------------------- --------------------- --------------------- ---------------------
September 30, 2005               $74,085                $650                $44,274                $1,500
--------------------------- ------------------- --------------------- --------------------- ---------------------

        Losses shown above are attributable to interest rate movements. The Company continuously monitors the credit quality of the securities portfolio. Since the Company has the ability and intent to hold the securities, the losses associated with those securities are considered temporary.

Note (5) Recent Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

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

        In November 2004, the Emerging Issues Task Force (EITF) published Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (GAAP) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under SFAS No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, FASB directed its staff to issue two proposed FASB Staff Positions (FSP): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments"), would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost

                                                                Pension Benefits
                                                Nine Months Ended             Three Months Ended
                                                  September 30,                  September 30,
                                               ---------------------       -----------------------
($ in Thousands)
                                                    2005       2004              2005        2004
                                                    ----       ----              ----        ----
Service cost                                       $ 420      $ 372             $ 140       $ 124
Interest cost                                        459        402               153         134
Expected return on plan assets                      (435)      (375)             (145)       (125)
Amortization of prior service cost                     6          6                 2           2
Recognized net actuarial loss                        138         90                46          30
Amortization of transition cost                       (9)        (9)               (3)         (3)
                                               ---------- ----------       ----------- -----------
Net periodic benefit cost                          $ 579      $ 486             $ 193       $ 162
                                               ========== ==========       =========== ===========

Employer Contributions

        Bankshares previously disclosed in its financial statements for the year ended December 31, 2004, an estimated quarterly minimum contribution of $124 to its pension plan in 2005. That estimate has since been revised and Bankshares now expects to contribute a total of $610, paid in quarterly installments, to the pension plan for 2005. As of September 30, 2005, the Company has contributed $317. Bankshares anticipates making all required contributions prior to the end of 2005.

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

                   National Bankshares, Inc. and Subsidiaries
                      (In thousands, except per share data)


    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months Ended September 30, 2005

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

Allowance for Loan Losses

        The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
        Our allowance for loan losses has three basic components; the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses a historical loss view and certain qualitative factors as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Expected cash flows and fair market value of collateral are used to estimate these losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors, whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

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

Overview

     National Bankshares, Inc. (NBI) is a financial holding company located in Southwest Virginia. It conducts operations primarily through two full-service banking affiliates, the National Bank of Blacksburg and Bank of Tazewell County. It also has one nonbanking affiliate, National Bankshares Financial Services, Inc., which offers investment and insurance products. Net income derived from the nonbanking affiliate is not significant at this time or in the foreseeable future. NBI is a community bank operation.

Performance Summary

     The following table shows NBI's key performance ratios for the period ended September 30, 2005 and December 31, 2004 and 2003:

                                               September 30,         December 31,            December 31,
                                                    2005                 2004                    2003
-------------------------------------------- ------------------- ---------------------- --------------------
Return on average assets                           1.51%                1.62%                   1.64%
-------------------------------------------- ------------------- ---------------------- --------------------
Return on average equity                          13.69%               14.48%                  14.77%
-------------------------------------------- ------------------- ---------------------- --------------------
Net interest margin (1)                            4.53%                4.69%                   4.82%
-------------------------------------------- ------------------- ---------------------- --------------------
Noninterest margin (2)                             1.82%                1.77%                   1.81%
-------------------------------------------- ------------------- ---------------------- --------------------
Basic net earnings per share                       $2.62                $3.48                   $3.26
-------------------------------------------- ------------------- ---------------------- --------------------
Fully diluted net earnings per share               $2.60                $3.46                   $3.24
-------------------------------------------- ------------------- ---------------------- --------------------

(1) Net Interest Margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets using a tax rate of 35%.
(2) Noninterest Margin: Noninterest income (including securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

     The Company undertook three acquisitions during the period from the second quarter of 2004 through the first quarter of 2005. These acquisitions resulted in substantial growth, but did not have a material effect on the net interest margin. However, as interest rates have risen in the financial markets, there has been a compression in the net interest margin. The cost of funds has increased more rapidly than interest income and has impacted the level of net interest income. Net interest income at September 30, 2005 was $23,701, a 5.4% increase when compared to the prior year.
     Noninterest income for the nine month period ending September 30, 2005 was $5,587. This represents an increase of $302, or 5.7%, over the same period in 2004. An increase in credit card fees of $263 accounted for approximately 87.1% of the total change. Trust income declined by $43 when the two periods are compared.

Growth

     The following table shows NBI's key growth indicators:


                       September 30, 2005          December 31, 2004      December 31, 2003
------------------- ---------------------------- --------------------- ----------------------
Securities                   $263,943                  $250,708              $230,154
------------------- ---------------------------- --------------------- ----------------------
Loans, net                    493,240                   472,199               401,428
------------------- ---------------------------- --------------------- ----------------------
Deposits                      732,177                   705,932               625,378
------------------- ---------------------------- --------------------- ----------------------
Total assets                  828,907                   796,154               708,560
------------------- ---------------------------- --------------------- ----------------------

     At September 30, 2005 total assets were $828,907, an increase of $32,753 from December 31, 2004.
    Reflected in the totals for the first nine months of 2005, is approximately $22,009 in deposits and $8,831 in loans that the Company acquired from Planters Bank and Trust Company of Virginia during the first quarter. This transaction accounted for the majority of the deposit growth and approximately 42% of the growth observed in loans. Surplus funds acquired in the transaction also contributed to growth in the investment portfolio.

Asset Quality

     Key asset quality indicators are shown below:


                                                September 30, 2005      December 31,2004      December 31, 2003
--------------------------------------------- ----------------------- --------------------- ----------------------
Nonperforming loans                                   $ 251                  $ 394                  $ 354
--------------------------------------------- ----------------------- --------------------- ----------------------
Loans past due over 90 days                             563                    754                    931
--------------------------------------------- ----------------------- --------------------- ----------------------
Other real estate owned                                 429                    895                  1,663
--------------------------------------------- ----------------------- --------------------- ----------------------
Allowance for loan losses to loans                    1.13%                  1.20%                  1.32%
--------------------------------------------- ----------------------- --------------------- ----------------------
Net charge-off ratio                                  0.18%                  0.30%                  0.34%
--------------------------------------------- ----------------------- --------------------- ----------------------

     This data indicates that the level of nonperforming loans has declined, as has the level of loans past due 90 days or more. Other real estate owned continues to decline as properties foreclosed upon are sold. Asset quality remains excellent at one of the Company's subsidiary banks, and it continues to improve at the Company's other banking affiliate.

Net Interest Income

     Net interest income for the nine-month period ended September 30, 2005 was $23,701, an increase of $1,208, or 5.4%, over the same period in 2004. As previously mentioned, the Company has experienced a period of substantial growth largely through acquisitions, and this growth is the source of the increase in net interest income.
     Overall, the net interest margin has responded well to the acquisitions completed over the past year. However, the margin has narrowed as interest rates have increased.
     At September 30, 2005 the net interest margin was 4.53%, and it was 4.73% at September 30, 2004.
     With the assets from the past year's acquisitions, some fluctuation in the net interest margin was expected. It was also expected that the acquired assets and liabilities would not be optimal from an asset and liability management perspective, and that, going forward, some adjustments would be required.

Net Interest Income - Trends and Future Expectations

     During 2004, the Federal Reserve Board initiated a series of interest rate increases. These increases were designed to restore interest rates to historically more typical levels and to prevent inflation. Rate increases have occurred at regular intervals, each at 25 basis points to date.
     Management believes that interest rates will continue to rise for the foreseeable future.
     Rising energy costs coupled with high levels of government spending are viewed as inflationary. Government expenditures are expected to remain high as a result of natural disasters, conflict in the Middle East and new spending programs such as the prescription drug benefit for senior citizens. It is expected that the Federal Reserve Bank will continue to raise interest rates to combat inflationary pressures.
     The general impact of a rising interest rate scenario on the Company's balance sheet is described on page 15 of the Company's 2004 Form 10K, which is incorporated by reference in this report.

Interest Expense

     Interest expense for the nine months ended September 30, 2005 was $10,085, an increase of $1,923, or 23.6%, from the same period the prior year. As previously discussed, the Company has experienced a period of growth which has contributed to the interest expense increase, as have rising interest rates.
     During periods of rising interest rates, interest-bearing demand deposits, and to a lesser degree savings deposits, migrate to higher rate, longer-term time deposits. Generally, as rates climb, more migration occurs. Given their re-pricing characteristics, interest-bearing demand deposits readily respond to any interest rate movement. In other words, increases or decreases in interest expense can occur quite quickly.
     With a definite bias towards higher interest rates in the future, it is expected that the net interest margin will continue to decline, at least temporarily, in response to rising interest rates. The ultimate impact of rising interest rates is dependent upon the number of rate increases, the amount of these rate increases and the level to which interest rates ultimately rise.

Provision and Allowance for Loan Losses

     The provision for loan losses for the nine-month period ended September 30, 2005 was $557, a $328 decrease from the same period ended September 30, 2004. The ratio of the allowance for loan losses to total loans at the end of the first nine months of 2005 was 1.13%, which compares to 1.24% at the same period last year. The net charge-off ratio at September 30, 2005 was 0.18%, and it was 0.28% at September 30, 2004.
     The Company regularly reviews asset quality and re-evaluates the allowance for loan losses. Reviews are conducted for each of the two bank subsidiaries, and an appropriate provision and allowance for loan losses is established for each bank, depending upon factors that are unique to that bank and the quality of its loan portfolio. As noted above, the ratio of the allowance for loan losses to total loans is lower than at the end of the third quarter in 2004. The ratio has declined as total loans have grown from $478,809 at December 31, 2004 to $499,787 at September 30, 2005, while the level of the allowance has remained stable. Because of the continued excellent overall quality of the loan portfolio at one subsidiary bank and the improving quality of the loan portfolio at the second bank, it is management's judgment that the decrease in the provision for loan losses is justified and the allowance is appropriate and adequate. (See "Allowance for Loan Losses" under "Critical Accounting Policies".)


Noninterest Income
                                      September 30, 2005      September 30, 2004       September 30, 2003
----------------------------------- ----------------------- ------------------------ ------------------------
Service charges on deposits                $2,273                   $2,234                   $1,877
----------------------------------- ----------------------- ------------------------ ------------------------
Other service charges and fees                224                      182                      206
----------------------------------- ----------------------- ------------------------ ------------------------
Credit card fees                            1,625                    1,362                    1,210
----------------------------------- ----------------------- ------------------------ ------------------------
Trust fees                                  1,062                    1,105                      757
----------------------------------- ----------------------- ------------------------ ------------------------
Other income                                  408                      311                      342
----------------------------------- ----------------------- ------------------------ ------------------------
Realized securities gains (losses)             (5)                      91                        3
----------------------------------- ----------------------- ------------------------ ------------------------

     Noninterest income is made up of several categories. Following is a description of each, as well as the factors that influence each.

     "Service charges on deposit accounts" consist of a variety of charges imposed on demand deposits, interest-bearing deposits and savings deposit accounts. These include, but are not limited to, the following:
     o Demand deposit monthly activity fees
     o Service charges for checks for which there are non-sufficient funds or overdraft charges
     o ATM transaction fees
     The principal factors affecting current or future levels of income from this category are:
     o Internally generated growth
     o Acquisitions of other banks/branches or de novo branches
     o Adjustments to service charge structures
     As the above table demonstrates, there was a 1.7% increase in service charges and deposit accounts between 2004 and 2005. Additional volume from acquisitions was the primary cause for the increase, as there have been no significant changes to service charge structures.

     "Other service charges and fees" consist of several categories. The primary categories are listed below.
     o Fees for the issuance of official checks
     o Safe deposit box rent
     o Income from the sale of customer checks
     o Income from the sale of credit life and accident and health insurance Levels of income derived from other service charges and fees vary. Fees for the issuance of official checks and customer check sales tend to grow as the existing franchise grows and as new offices are added. Fee schedules, while subject to change, generally do not by themselves yield a significant increase in income when they change. The most significant growth in safe deposit box rent also comes with an expansion of offices. Safe deposit box fee schedules, which are already at competitive levels, are occasionally adjusted. Income derived from the sale of credit life insurance and accident and health insurance varies with loan volume. The increase in this category is also largely the result of increased volume from acquisitions.

     "Credit card fees" consist of three types of revenues.
      o Credit card transaction fees
      o Debit card transaction fees
      o Merchant fees
      In all three cases volume is critical to growth in income. For debit and credit cards the number of accounts, whether obtained from internal growth or by acquisition, is the key factor. Merchant fees also depend on the number of merchants in the Company's program, as well as the type of business and the level of transaction discounts associated with them. Recent acquisitions have had a positive impact on this category.

     "Trust income" is somewhat dependent upon market conditions and the number of estate accounts being handled at any given point in time. Financial market conditions, which affect the value of trust assets managed, can vary, leading to fluctuations in the related income. Over the past few years and into 2005, the financial markets have experienced a degree of volatility. Income from estates is also unpredictable, as the number of estates is impossible to predict.
     Trust income for the period ended September 30, 2005 was $1,062, down
 $43 from the same period in 2004. This decrease was caused by a decrease in estate income.

     "Other income" is used for types of income that cannot be classified with other categories of noninterest income. The category includes such things as:
     o Net gains on the sale of fixed assets
     o Rent on foreclosed property
     o Income from cash value life insurance
     o Other infrequent or minor forms of income
     o Revenue from investment and insurance sales
     Given the nature of the items included in this category, trends or patterns are not discernable.
     Realized net losses on securities were $(5). The net loss was due to write-downs in certain investments in limited liability companies (LLC's) of which the Company is part owner, as well as sales, maturities and calls of securities.


 Noninterest Expense
                                  September 30, 2005         September 30, 2004          September 30, 2003
----------------------------- --------------------------- -------------------------- ---------------------------
Salaries and employee
benefits                                $8,534                     $7,815                      $7,161
----------------------------- --------------------------- -------------------------- ---------------------------
Occupancy and furniture and
fixtures                                 1,450                      1,337                       1,248
----------------------------- --------------------------- -------------------------- ---------------------------
Data processing and ATM                  1,172                        913                         851
----------------------------- --------------------------- -------------------------- ---------------------------
Credit card processing                   1,270                      1,100                         949
----------------------------- --------------------------- -------------------------- ---------------------------
Intangibles and goodwill
amortization                               832                        699                         715
----------------------------- --------------------------- -------------------------- ---------------------------
Net costs of other real
estate owned                               244                        149                          38
----------------------------- --------------------------- -------------------------- ---------------------------
Other operating expenses                 3,157                      2,997                       2,878
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

     (1) See the 2004 Form 10-K and the Proxy Statement for the 2005 Annual Stockholders meeting for further information

     For the first nine months of 2005, salary and benefits expense was $8,534, an increase of $719. A greater number of employees because of acquisitions, routine salary increases, pensions and health insurance cost increases contributed to the increase.
     At September 30, 2005 the Company employed 272 full time equivalent employees, and there were 242 full time equivalent employees at September 30, 2004.
     Occupancy costs include such items as depreciation expense, maintenance of the properties, repairs and real estate taxes.
     This category is most affected by new property acquisitions resulting from mergers, branch purchases or construction of new branch facilities. Conversely, expense can be lowered by branch office consolidations or closures, which though infrequent, have occurred. Occasionally, but not frequently, repairs and other expense items may be significant. Included in the increase is depreciation of costs related to a new phone system and for fixed assets purchased in acquisitions.

     The Company maintains its own data processing facility and has ATM's at twenty-one of the branch offices of its subsidiary banks and at four off-site locations. Costs to operate ATM's are reflected in this category and include depreciation, maintenance, communication lines and certain supplies.
     For the period ended September 30, 2005, data processing and ATM expenses were up $259 when compared to the same period in 2004. A significant percentage of this increase is attributable to acquisitions. One-time conversion expenses were approximately $152. In addition, out-sourced data processing fees for Community National Bank (CNB) continued from the date of its purchase in the second quarter of 2004 until its computer systems were combined with NBB's in the first quarter of 2005. These fees totaled $47. Also included in the increased data processing expenses were the costs related to the operation of five additional ATM's.

     Credit card processing includes costs associated with the processing of credit cards, debit cards and merchant transactions. These expenses are related to credit card income previously discussed in "Noninterest Income", and the comments in that section are applicable.

     Intangibles offset by intangible amortization and goodwill increased by $133 due to acquisition activity.

     At September 30, 2005 the net cost of other real estate owned was $244, which consists of losses on disposal, write-downs and other foreclosure costs. As the Company's bank subsidiaries generally hold one or more parcels of foreclosed real estate, more losses are possible. The September 30, 2005 costs are not necessarily indicative of the full year for 2005. Other real estate owned at September 30, 2005 was $429, which compares to $895 at December 31, 2004.

     Other operating expenses include all other forms of expense not classified elsewhere in the Company's statement of income. Included in this category are such items as stationery and supplies, franchise taxes, contributions, telephone, postage and other operating costs.
     Many of the expenses included in this category are relatively stable or increase moderately with inflation from year-to-year. However, there are some items included in the category, such as other losses and charge-offs and repossession expense, which can vary from time to time.
     Overall costs for this category increased by 5.4%, when the periods ended September 30, 2005 and September 30, 2004 are compared.
     Included in this category is postage, which rose approximately $22 when the periods ended September 30, 2005 and 2004 are compared. Increased mailings due to a larger deposit base and two computer conversions, which required additional mailings, contributed to the increase.

     Stationery and supplies, which are also affected by the acquisitions, were up $13 when the two periods are compared.
     Franchise taxes, which banks pay in lieu of state income taxes, were up by $69. This tax is based on the banks' capital, and capital increased because of earnings retained.

Balance Sheet

     Year-to-date daily averages for the major balance sheet categories are as follows:


Assets                                                  September 30, 2005  December 31, 2004
------------------------------------------------ -------------------------- ----------------------
Federal funds sold                                               $      72              $     276
Interest-bearing deposits                                           12,592                 16,224
Securities available for sale                                      151,260                143,021
Securities held to maturity                                        109,773                107,284
Mortgage loans held for sale                                           690                    626
Real estate construction loans                                      26,878                 23,041
Real estate mortgage loans                                         118,000                107,189
Commercial and industrial loans                                    258,717                228,897
Loans to individuals                                                89,313                 86,083
Total Assets                                                     $ 814,827              $ 753,730

Liabilities and stockholders equity
------------------------------------------------
Noninterest-bearing demand deposits                              $ 114,086                $93,320
Interest-bearing demand deposits                                   201,510                186,106
Savings deposits                                                    58,863                 58,899
Time deposits                                                      345,338                327,302
Other borrowings                                                       967                    531
Shareholders' equity                                               $89,819                $84,479


Securities

     The Company sold approximately $3,312 in securities held to maturity during the first nine months of 2005. These sales were prompted by reductions in credit quality ratings, and therefore were not a violation of FAS 115.

Loans

     During the first nine months of 2005, the Company completed an acquisition of two branches from Planters Bank and Trust Company of Virginia. The purchase of approximately $8,831 in loans was included in the transaction.
     The volume of mortgage loans held for sale is directly related to interest rate levels. Activity generally peaks during periods of low interest rates, declining as interest rates rise. Period-end balances are not indicative of volume, as loans are constantly being originated and sold. The balance shown at period-end reflects only loans held by NBB for which there are purchase commitments from investors, but which have not yet been funded. At September 30, 2005 there was approximately $3,487 in outstanding commitments to extend mortgage loans.
     Construction loans were $27,639 at September 30, 2005 and $25,009 at December 31, 2004, an increase of $2,630. This category tends to fluctuate because of demand and with the seasons. Demand also may vary because of economic conditions. Completion of construction projects generally occurs within one year, at which time permanent financing through one of the Company's banking affiliates or another lender is obtained. Loans for which the Company retains permanent financing move into the commercial and industrial loan or mortgage loan categories.
     Real estate loans at September 30, 2005 were $120,240, which represents an increase of $4,852 from December 31, 2004. Loans in this category are for one-to-four family housing and are loans the banking affiliates elected to retain rather than to sell on the secondary market.

     Commercial and industrial loans were $263,729 at September 30, 2005, an increase of $15,206 from December 31, 2004. Included in this category are loans for working capital, equipment, commercial real estate and other loans for business needs. See Note 15 of the Company's 2004 Form 10-K for information related to "Concentrations of Credit".
     Loans to individuals decreased by $1,710 when September 30, 2005 is compared to December 31, 2004. For further comments on trends related to loans to individuals see "Loans" on page 15 in the Company's 2004 Form 10-K.
     Total deposits at September 30, 2005 increased by $26,245 from December
31, 2004. Noninterest-bearing demand deposits increased by $8,985 when September 30, 2005 is compared to December 31, 2004. During the same period, interest-bearing demand deposits increased by $10,210, and time deposits increased by $14,182. The majority of the growth in deposits came from the acquisition of the two Planters Bank and Trust branches in the first quarter of 2005.

Liquidity and Capital Resources

     Net cash provided by operating activities was $11,497 for the period ended September 30, 2005, which compares to $16,255 for the same period the previous year.
     Net cash used in investing activities was $8,547 for the period ended September 30, 2005, and $16,485 used for the period ended September 30, 2004. Net cash provided by financing activities was $1,671 for the period ending September 30, 2005.
     Management is unaware of any commitment that would have a material and adverse effect on liquidity at September 30, 2005.
     Total shareholders' equity grew by $5,582 from December 31, 2004 to September 30, 2005. Earnings and the changes in unrealized gains and losses for securities available for sale accounted for the net increase. During the first three quarters of 2005, the Company repurchased 11,400 shares of its own stock for approximately $533 at an average price of $46.70 (excluding broker commission). During the second quarter, the Company declared a $0.70 per share dividend. The Tier I and Tier II risk-based capital ratios at September 30, 2005 were 13.12% and 14.11%, respectively. The Company's leverage capital ratio was 9.35%

Interest Rate Sensitivity

     Following is a table showing repricing and maturity data for the Company's interest-earning assets and interest-bearing liabilities:

                                                          September 30, 2005
                                            -----------------------------------------------
Assets                                         <1 Year         1-5 Years       > 5 Years
------------------------------------------- -------------- ---------------- ---------------
Federal funds sold                                    ---              ---             ---
Interest-bearing deposits                          15,836              ---             ---
Securities available for sale                      20,978           66,326          64,381
Securities held to maturity                        15,718           44,834          51,706
Mortgage loans held for sale                          196              ---             ---
Loans, net of unearned income
and deferred fees                                 156,997          276,023          65,840
                                            -------------- ---------------- ---------------
Total assets repricing/maturing                   209,725          387,183         181,927
                                            ============== ================ ===============
Cumulative                                        209,725          596,908         778,835
                                            ============== ================ ===============
Liabilities
Interest-bearing demand deposits                  209,107              ---             ---
Savings deposits                                   55,685              ---             ---
Time deposits                                     179,118          171,505             588
Other borrowings                                      623              ---             ---
                                            -------------- ---------------- ---------------
Total liabilities/maturing                        444,533          172,505             588
                                            ============== ================ ===============
Gap                                              (234,808)         214,678         181,339
                                            ============== ================ ===============
Cumulative repricing gap                         (234,808)         (20,130)        161,209
                                            ============== ================ ===============
Cumulative gap ratio                                 0.47             0.97            1.26
                                            ============== ================ ===============

   As is noted under "Net Interest Income", the Company is liability-sensitive, as its deposits will re-price at a faster rate than its interest earning assets. In a period of rising interest rates, this can have a negative effect until assets can re-price higher.


           Management's Discussion and Analysis of Financial Condition
              and Results of Operations for the Three Months Ended
                               September 30, 2005.

     The following table shows NBI's key performance ratios for the three months ended September 30, 2005 and 2004.

                                                      Three months ended
                                                September 30,     September 30,
                                                    2005             2004
                                                    ----             ----
Return on average assets                            1.47%             1.63%
Return on average equity                           13.30%            15.24%
Net interest margin                                 4.31%             4.70%
Basic net earnings per share                        $0.87             $0.91
Fully diluted net earnings per share                $0.86             $0.91


     The return on average assets for the three months ended September 30, 2005 was 1.47%, a sixteen basis point decrease from the same period in 2004. The return on average equity also declined.
     The decline in the net interest margin was caused to a large extent by increased cost of funds. In addition, the third quarter of 2005 reflects the full effects of two acquisitions, one of which occurred in late June 2004 and another in February of 2005.

Net Interest Income

     The following table shows information related to NBI's net interest margin for the three months ended September 30, 2005 and 2004.

                                                     Three months ended
                                         September 30,      September 30,     % change
                                             2005                2004
Interest income                            $11,483             $10,841            5.92%
Interest expense                             3,816               2,904           31.40%
                                             -----               -----           ------
Net interest income                         $7,667              $7,937          (3.40)%
                                            ======              ======           =======

                                         September 30,      September 30,
                                             2005                2004
Yield on earning assets                      6.26%               6.27%
Cost to fund earning assets                  1.95%               1.57%
Net interest margin                          4.31%               4.70%


     When the two periods are compared, the yield on interest earning assets remained essentially the same. However, the cost to fund the earning assets rose by 38 basis points. This reflects the steady increase in interest rates affecting the Company and the entire banking industry.
     Forecasts suggest that the Federal Reserve will continue to increase interest rates in the near future. Considered as a whole, the Company is liability-sensitive, which means its deposit base will upwardly reprice at a faster rate than its interest earning assets. This will have a negative effect, at least in the short term, until the slower-responding asset side reprices upward.

Provision for Loan Losses

     The provision for loan losses for the three months ended September 30, 2005 was $169. This compares to $293 for the three months ended September 30, 2004 and represents a $124 decrease. Comments made in the year-to-date discussion for the "Provision and Allowance for Loan Losses" apply. Because asset quality directly impacts the level of the provision for loan losses, see also the "Asset Quality" section.

Noninterest Income

     The following table compares NBI's noninterest income categories for the three months ended September 30, 2005 and 2004.

                                                        Three months ended
                                         September 30, 2005    September 30, 2004      % change
Service charges on deposits                     $797                 $824               (3.28)%
Other service charges and fees                    68                   52                30.77%
Credit card fees                                 553                  480                15.21%
Trust fees                                       326                  274                18.98%
Other income                                     149                  131                13.74%
Realized securities gains/losses                  (1)                 104             (100.96)%


     Service charges on deposits for the third quarter of 2005 were $797, down 3.3% over the same quarter in 2004. There have been no material changes in the service charge structure.
     Credit card fees increased $73 when the third quarter of 2005 and 2004 are compared. These fees are almost exclusively driven by volume. Growth from acquisitions was again the major cause of the increase.
     Other income for the third quarter of 2005 was $149, up $18 from the third quarter of 2004. Comments in the year-to-date discussion apply.

Noninterest Expenses

     The following table compares NBI's noninterest expense categories for the three months ended September 30, 2005 and 2004.

                                                             Three months ended
                                                       September 30,     September 30,
                                                           2005              2004        % change
                                                           ----              ----        --------
Salaries and employee benefits                           $2,822            $2,723          3.64%
Occupancy and furniture and fixtures                        491               473          3.81%
Data processing and ATM                                     270               349        (22.64)%
Credit card processing                                      431               398          8.29%
Intangible assets and goodwill amortization                 283               233         21.46%
Net costs of other real estate owned                         63                37         70.27%
Other operating expenses                                  1,019             1,062         (4.05)%


     Salaries and employee benefits for the three month period ending
September 30, 2005 were $2,822, up $99 or 3.6%. In late June 2004, NBB acquired the Community National Bank of Pulaski, Virginia and substantially all of its employees became employees of that bank. In February of 2005, BTC completed an acquisition of certain branches. These acquisitions account for the majority of the increase in this category. Comments in the year-to-date discussion also apply.
     Occupancy and furniture and fixtures expense increased $18 when the third quarter of 2005 and 2004 expense are compared. Impacting this area was the acquisition of a new Company-wide phone system, as well as the previously mentioned acquisitions late in June 2004 and in the first quarter of 2005.
     Data processing and ATM expenses were $270 for the three month period ended September 30, 2005, compared to $349 for the same period in 2004. A large portion of the decrease is attributable to the termination in early 2005 of a contract for previously outsourced computer services at Community National Bank.
     Expenses related to the amortization of intangibles increased $50 when the third quarter of 2005 and 2004 are compared. Acquisitions accounted for this increase. There have been no write-downs due to impairment.
     The $63 in costs associated with other real estate is the result of efforts to liquidate foreclosed properties. The amount of foreclosed property has declined from $895 at December 31, 2004 to $429 at September 30, 2005.

Derivatives

     The Company is not a party to derivative financial instruments with off-balance sheet risks, such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business, to meet the financing needs of its customers. Management does not plan any future involvement in high- risk derivative products. The Company has investments in collateralized mortgage obligations, structured notes and other similar instruments that are included in securities available for sale and securities held to maturity. The fair value of these investments at September 30, 2005 was approximately $1,008. Amortized cost for these securities was approximately $1,003.
     The Company's banking affiliates extend lines of credit to their customers in the normal course of business. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.
     Standby letters of credit are also issued to the banks' customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation.
     While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it could draw funds. Sale of the loans would also be an option.
     The Company also sells mortgages on the secondary market for which there are recourse agreements should the borrower default.
     During the first nine months of 2005, there have been no significant or unusual changes in this area.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provides management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2004 in the Company's Form 10-K. (See "Interest Rate Sensitivity" above.)

Item 4.   Controls and Procedures

     Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective to give reasonable assurance in alerting them in a timely fashion to material information relating to the Company that is required to be included in the reports the Company files under the Act. There were no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
     Disclosure controls and procedures are the Company's controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to allow timely decisions regarding its required disclosure. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that all control issues have been detected.

                                     Part II
                                Other Information


Item 1.        Legal Proceedings

               There were no material legal proceedings for the three months ended September 30, 2005.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

               On May 12, 2004, the Board of Directors approved the repurchase of up to $1 million of the Company's common stock in a stock repurchase program that was set to expire on May 31, 2005. On May 11, 2005, the Board of Directors approved the renewal of the stock repurchase program and authorized the open market repurchase of up to $1 million in common stock between June 1, 2005 and May 31, 2006. At September 30, 2005, approximately $797,788 may yet be purchased under the new plan. No shares were purchased during the quarter ended September 30, 2005.


Item 3.        Defaults upon Senior Securities

               None for the three months ended September 30, 2005.

Item 4.        Submission of Matters to a Vote of Security Holders

               None


Item 5.        Other Information

               None

Item 6.        Exhibits

               See Index of Exhibits.

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  DATE: November 8, 2005                              NATIONAL BANKSHARES, INC.

                                                      /s/ JAMES G. RAKES
                                                      -------------------------
                                                      James G. Rakes
                                                      Chief Executive Officer


                                                      /s/ J. ROBERT BUCHANAN
                                                      -------------------------
                                                      J. Robert Buchanan
                                                      Chief Financial Officer




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

      3(i)        Articles of Amendment to Articles of Incorporation      (incorporated herein by
                  of National Bankshares, Inc.,dated April 8, 2003.       reference to exhibit 3(i) of
                                                                          The Annual Report on Form 10-K
                                                                          for the fiscal year ended
                                                                          December 31, 2003)

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

      4(i)        Article Four of the Articles of Incorporation of        (incorporated herein by
                  National Bankshares, Inc. included in Exhibit No.       reference to Exhibit 4(b)
                  3(a)                                                    of the Annual Report on
                                                                          Form 10-K for fiscal year
                                                                          ended December 31, 1993)

    10(ii)(B)     Computer software license agreement dated June 18,      (incorporated herein by
                  1990, by and between Information Technology, Inc.       reference to Exhibit 10(e)
                  and The National Bank of Blacksburg                     of the Annual Report on
                                                                          Form 10-K for fiscal year
                                                                          ended December 31, 1992)

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

   *10(iii)(A)    Employment Lease Agreement dated August 14, 2002,       (incorporated herein by
                  between National Bankshares, Inc. and The National      reference to Exhibit 10(iii)(A)
                  Bank of Blacksburg                                      of form 10-Q for the period ended
                                                                          September 30, 2002)

   *10(iii)(A)    Change in Control Agreement dated January 5, 2003,      (incorporated herein by
                  between National Bankshares, Inc. and Marilyn B.        reference to Exhibit 10 iii
                  Buhyoff                                                 (A) of Form 10-K for the
                                                                          period ended December 31, 2002)

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

     31(i)       Section 302 Certification of Chief Executive Officer             Page 33

     31(ii)      Section 302 Certification of Chief Financial Officer             Page 34

     32(i)       18 U.S.C. Section 1350 Certification of Chief
                 Executive Officer                                                Page 35

     32(ii)      18 U.S.C. Section 1350 Certification of Chief
                 Financial Officer                                                Page 35

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


Date: November 8, 2005

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

Date: November 8, 2005

                                          /s/ J. ROBERT BUCHANAN
                                          ------------------------
                                          J. Robert Buchanan
                                          Treasurer
                                          (Principal Financial Officer)

Exhibit 32 (i)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

        In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended September 30, 2005, I, James G. Rakes, President and Chief Executive Officer of National Bankshares, Inc. (Principal Executive Officer), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended September 30, 2005, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)the information contained in such Form 10-Q for the quarter ended September 30, 2005, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.



/s/ JAMES G. RAKES
--------------------
James G. Rakes
Chairman, President and Chief Executive Officer
(Principal Executive Officer)




Exhibit 32 (ii)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

        In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended September 30, 2005, I, J. Robert Buchanan, Treasurer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended September 30, 2005, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)the information contained in such Form 10-Q for the quarter ended September 30, 2005, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.



/s/ J. ROBERT BUCHANAN
------------------------
J. Robert Buchanan
Treasurer
(Principal Financial Officer)