Form 10-K
period 2005-12-31
NATIONAL BANKSHARES INC
filed 2006-03-14
CIK 796534

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
              |X| Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2005
                                       OR
            |_| Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
 For the transition period from ______________________to ______________________

                         Commission File Number: 0-15204

                            National Bankshares, Inc.
             (Exact name of registrant as specified in its charter)

        Virginia                                         54-1375874
(State of Incorporation)                    (I.R.S. Employer Identification No.)
                               101 Hubbard Street
                           Blacksburg, Virginia, 24060
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code 540-951-6300

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered Pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $2.50 per share

    Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.    Yes |_|     No |X|

  Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.    Yes |_|     No |X|

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
 Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

  Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act). Yes |_|     No |X|

  The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by directors and executive officers of the registrant) on June 30, 2005 (the last business day of the most recently completed second fiscal quarter) was approximately $147,691,809. As of February 15, 2006, the registrant had 3,506,587 shares of voting common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.
                                                               Part of Form 10-K
                                                                  into which
                         Document                                incorporated
--------------------------------------------------------------------------------
National Bankshares, Inc. 2005 Annual Report to Stockholders          Part II
National Bankshares, Inc. Proxy Statement for the 2006 Annual
        Meeting of Stockholders                                       Part III

             Table of Contents

Part I                                                         Page

Item 1.           Business                                       3
Item 1A.          Risk Factors                                  11
Item 1B.          Unresolved Comments                           11
Item 2.           Properties                                    11
Item 3.           Legal Proceedings                             12
Item 4.           Submission of Matters to a Vote               12
                  of  Security Holders

Part II

Item 5.           Market for Registrant's Common                12
                  Equity and Related Stockholder
                  Matters and Issuer Purchases of
                  Equity Securities
Item 6.           Selected Financial Data                       13
Item 7.           Management's Discussion and                   14
                  Analysis
                  of Financial Condition and
                  Results  of Operations
Item 7A.          Quantitative and Qualitative                  34
                  Disclosures About Market Risk
Item 8.           Financial Statements and                      35
                  Supplementary Data
Item 9.           Changes in and Disagreements with             60
                  Accountants on Accounting and
                   Financial Disclosures
Item 9A.          Controls and Procedures                       60
Item 9B.          Other Information                             61

Part III

Item 10.           Directors and Executive Officers             61
                   of the Registrant
Item 11.           Executive Compensation                       61
Item 12.           Security Ownership of Certain                62
                   Beneficial Owners and Management
Item 13.           Certain Relationships and                    62
                   Related Transactions
Item 14.           Principal Accounting Fees and                62
                   Services

Part IV

Item 15.           Exhibits and Financial Statement             63
                   Schedules

Signatures                                                      64

Index of                                                        69
Exhibits

Part I
$ In thousands, except per share data.

Item 1.  Business

History and Business

    National Bankshares, Inc. (Bankshares or NBI) is a financial holding company organized under the laws of Virginia in 1986 and registered under the Bank Holding Company Act (BHCA). Bankshares conducts the majority of its business operations through its two wholly-owned bank subsidiaries, The National Bank of Blacksburg (NBB) and Bank of Tazewell County (BTC), and through National Bankshares Financial Services, Inc. (NBFS), doing business as National Bankshares Investment Services and National Bankshares Insurance Services, collectively referred to as "The Company". In late 2005, BTC agreed to merge with and into NBB. The transaction is expected to close in the second quarter of 2006.
    National Bankshares, Inc. posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.nationalbankshares.com.

The National Bank of Blacksburg

    The National Bank of Blacksburg was originally chartered as the Bank of Blacksburg in 1891. Its state charter was converted to a national charter in 1922 and it became The National Bank of Blacksburg. NBB operates a full-service banking business from its headquarters in Blacksburg, Virginia, and its fourteen area branch offices. NBB offers general retail and commercial banking services to individuals, businesses, local government units and institutional customers. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making real estate, commercial, revolving, consumer and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks, savings bond sales and utility payment services; and providing other miscellaneous services normally offered by commercial banks. NBB also conducts a general trust business. Through its trust operation, NBB offers a variety of personal and corporate trust services.
    NBB makes loans in all major loan categories, including commercial, commercial and residential real estate, construction and consumer loans.
    At December 31, 2005, NBB had total assets of $488,595. Total deposits at this date were $434,727. NBB's net income for 2005 was $8,969, which produced a return on average assets of 1.87% and a return on average stockholders' equity of 17.84%. Refer to Note 12, of the Notes to Consolidated Financial Statements for NBB's risk-based capital ratios.

Bank of Tazewell County

    The antecedents of BTC are in a charter issued on September 28, 1889 for Clinch Valley Bank. On December 22, 1893, a second charter was issued in substantially the same form for Bank of Clinch Valley. In 1929, Bank of Clinch Valley merged with Farmers National Bank under the charter of the former, and the name of the new institution became Farmers Bank of Clinch Valley. Bank of Tazewell County resulted from the 1964 merger of Bank of Graham, Bluefield, Virginia with Farmers Bank of Clinch Valley. BTC merged with Bankshares in 1996. BTC provides general retail and commercial banking services to individuals, businesses and local government units. These services include commercial, real estate and consumer loans. Deposit accounts offered include demand deposit accounts, interest-bearing demand deposit accounts, money market deposit accounts, savings accounts and certificates of deposit. Other services include automatic funds transfer, collections, night depository, safe deposit, travelers checks, savings bond sales and utility payment services; and providing other miscellaneous services normally offered by commercial banks. BTC also conducts a general trust business.
    At December 31, 2005, BTC had total assets of $348,045. Total deposits at this same date were $311,016. BTC's net income for 2005 was $3,527, which produced a return on average assets of 1.05% and a return on average stockholders' equity of 9.88%. Refer to Note 12, of the Notes to Consolidated Financial Statements for BTC's risk-based capital ratios.

National Bankshares Financial Services

    On April 9, 2001, National Bankshares Financial Services Inc., a wholly-owned subsidiary, began offering non-deposit investment products and insurance products for sale to the public. NBFS is working with Bankers Insurance, LLC, a joint effort of Virginia banks originally sponsored by the Virginia Bankers Association. NBFS offers investment services through Bankers Investments, LLC.

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

Residential Real Estate Loans

    Loans secured by residential real estate are originated by both bank subsidiaries. NBB sells a substantial percentage of the residential real estate loans it originates in the secondary market on a servicing released basis. There are occasions when a borrower or the real estate does not qualify under secondary market criteria, but the loan request represents a reasonable credit risk. Also, an otherwise qualified borrower may choose not to have their mortgage loan sold. On these occasions, if the loan meets NBB's internal underwriting criteria, the loan will be closed and placed in NBB's portfolio. Residential loans originated by BTC are held in the bank's loan portfolio. In its secondary market operations, NBB participates in insured loan programs sponsored by the Department of Housing and Urban Development, the Veterans Administration and the Virginia Housing Development Authority.
    Residential real estate loans carry risk associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

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

Operating Revenue

    The following table sets forth, for the three fiscal years ended December 31, 2005, 2004 and 2003, the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during these periods.

                                                                 Percentage of
Period                       Class of Service                    Total Revenues
------                       ----------------                    --------------
December 31, 2005            Interest and Fees on Loans              62.71%
                             Interest on Investments                 21.96%
December 31, 2004            Interest and Fees on Loans              61.30%
                             Interest on Investments                 23.60%
December 31, 2003            Interest and Fees on Loans              68.59%
                             Interest on Investments                 23.35%

Market Area

The National Bank of Blacksburg Market Area

    NBB's primary market area consists of all of Montgomery County, all of Giles County, all of Pulaski County, the City of Radford, the City of Galax and adjacent portions of Carroll and Grayson Counties, Virginia. This area includes the towns of Blacksburg and Christiansburg in Montgomery County, the towns of Pearisburg, Pembroke, Narrows and Rich Creek, in Giles County, and the towns of Dublin and Pulaski in Pulaski County. The local economy is diverse and is oriented toward higher education, retail and service, light manufacturing and agriculture.
    Montgomery County's largest employer is Virginia Polytechnic Institute and State University (VPI & SU) located in Blacksburg. VPI & SU is the Commonwealth's land grant college and also its largest university. Employment at VPI & SU has remained relatively stable over the past three years, and it is not expected to change materially in the next few years. A second state supported university, Radford University, is located in NBB's service area. It too has provided stable employment opportunities in the region.
    Giles County's primary employer is the Celanese plant, a manufacturer of acetate fibers. Employment at this plant remained relatively stable until the 3rd quarter of 2004. At that time 300 employees, or approximately one tenth of its work force, were laid off.
    Pulaski County's major employer is the Volvo Heavy Trucks production facility. Employment trends at this facility have been stable over the past three years. The county also has several large furniture plants, most notably Pulaski Furniture. Furniture manufacturing has recently been negatively impacted by growing furniture imports.
    The City of Galax is located in the Virginia-North Carolina furniture-manufacturing region. Three furniture companies, Vaughan Bassett Furniture Company, Vaughan Furniture Company, Inc. and Webb Furniture Company together employ the largest percentage of the area's work force. Furniture manufacturing has been negatively affected, and Vaughan Furniture recently announced the closing of one of its two plants in the community.
    Several other small manufacturing concerns are located in Montgomery, Giles and Pulaski Counties and in the City of Galax. These concerns manufacture diverse products and are not dependent on one sector of the economy. Agriculture and tourism are also important to the region, especially in Giles County and in the area near Galax.
    Montgomery County has developed into a regional retail center, with the construction of several large shopping areas. Two area hospitals, each of which is affiliated with different large health care systems, have constructed additional facilities attracting health care providers to Montgomery County, making it a center for basic health care services. VPI & SU's Corporate Research Center has brought small high tech companies to Blacksburg, and further expansion is planned.
    NBB's primary market area offers the advantages of a good quality of life, scenic beauty, moderate climate and the cultural attractions of two major universities. The region has marketed itself as a retirement destination, and it has had some recent success attracting retirees, particularly from the Northeast and urban Northern Virginia. These marketing efforts are expected to continue.

Bank of Tazewell County Market Area

    Most of BTC's business originates from Tazewell County, Virginia and the continuous portions of Mercer County and McDowell, West Virginia. This includes the towns of Tazewell, Richlands and Bluefield, Virginia and Bluefield, West Virginia. BTC also has offices located in the towns of Wytheville, Marion and Abingdon located in Wythe, Smyth and Washington Counties, Virginia, respectively. BTC's primary market area has largely depended on the coal mining industry and farming for its economic base. In recent years, coal companies have mechanized, reducing the number of individuals required for the production of coal. However, there are still a number of support industries for the coal mining business that continue to provide employment in the area. Additionally, several new businesses have been established in the area. Recently announced economic development plans in neighboring Russell County are expected to have a positive impact in western Tazewell County in the next few years. Real estate values remain stable and comparable to other areas in Southwest Virginia. BTC's expanded market areas in Wythe, Smyth and Washington Counties have a diverse economic base, with manufacturing, agriculture, education and service industries all represented.

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

Registrant's Organization and Employment

    Bankshares, NBB, BTC and NBFS are organized in a holding company/subsidiary structure. Until January 1, 2002, Bankshares had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. Until January 1, 2002, all compensation paid to Bankshares officers was paid by the subsidiary banks, except for fees paid to Chairman, President and Chief Executive Officer James G. Rakes for his service as a director of the Company. In 2002, several administrative functions that serve multiple subsidiaries were moved to the holding company level. These functions include audit, compliance, loan review and human resources. Employees performing these functions who were formerly employed at the bank level are now employed at the holding company level.
    At December 31, 2005, NBB employed 145 full time equivalent employees at its main office, operations center and branch offices. BTC at December 31, 2005 employed 96.5 full time equivalent employees in its various offices and operational areas. Bankshares had 18 and NBFS had 3 full time employees at December 31, 2005.
    On December 20, 2005 NBB and BTC entered into an agreement to merge, in which BTC will be merged into NBB. The transaction is expected to close in the second quarter. As each bank's market area has expanded, the two service areas have grown closer. Management believes that a single bank franchise will enhance customer service by permitting customers to handle transactions at a larger number of offices. In addition, economies of scale should be realized in purchasing advertising and marketing and other operational areas.

Certain Regulatory Considerations

    Bankshares, NBB and BTC are subject to various state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. As a result of the substantial regulatory burdens on banking, financial institutions, including Bankshares, NBB and BTC, are disadvantaged relative to other competitors who are not as highly regulated, and their costs of doing business are much higher. The following is a brief summary of the material provisions of certain statutes, rules and regulations which affect Bankshares, NBB and/or BTC. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations which are applicable to the businesses of Bankshares, NBB and/or BTC. Any change in applicable laws or regulations may have a material adverse effect on the business prospects of Bankshares, NBB and/or BTC.

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

    Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be incident to banking. Under recent amendments to the BHCA, included in the Gramm-Leach-Bliley Act of 1999 (see below), any bank holding company, all the depository institution subsidiaries of which are well-capitalized, well managed (as those terms are defined in the BHCA) and have a satisfactory or better rating under the Community Reinvestment Act as of their last examination, may file an election with the Federal Reserve Board to become a Financial Holding Company. A Financial Holding Company may engage in any activity that is (i) financial in nature (ii) incidental to a financial activity or (iii) complementary to a financial activity. The BHCA provides a long list of "financial activities", including: insurance underwriting; securities dealing and underwriting; providing financial, investment or economic arising services; and merchant banking activities. Financial Holding Companies may also engage in other activities that the Federal Reserve Board has determined are permissible under the BHCA, by regulation or order. Bankshares is a financial holding company.
    The Federal Reserve Board imposes certain capital requirements on Bankshares under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. Subject to its capital requirements and certain other restrictions, Bankshares can borrow money to make a capital contribution to NBB or BTC, and these loans may be repaid from dividends paid from NBB or BTC to Bankshares (although the ability of NBB or BTC to pay dividends are subject to regulatory restrictions). Bankshares has not done this. Bankshares can raise capital for contribution to NBB and BTC by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.
    The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the GLBA), enacted on November 12, 1999, broadly rewrote financial services legislation. The GLBA permits significant combinations among different sectors of the financial services industry; allows for significant expansion of financial service activities by Bank holding companies and provides for a regulatory framework by various governmental authorities responsible for different financial activities; and offers certain financial privacy protections to consumers. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act and, by amending the Bank Holding Company Act, the GLBA added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. The GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. The GLBA permits affiliations between banks and securities firms within the same holding company structure, and the Act permits financial holding companies to directly engage in a broad range of securities and merchant banking activities.
    The Gramm-Leach-Bliley Act has led to important changes in the manner in which financial services are delivered in the United States. Bank holding companies and their subsidiary banks are able to offer a much broader array of financial services; however, there is greater competition in all sectors of the financial services market.
    The Virginia Banking Act. All Virginia bank holding companies must register with the Virginia State Corporation Commission (the Commission) under the Virginia Banking Act. A registered bank holding company must provide the Commission with information with respect to the financial condition, operations, management and intercompany relationships of the holding company and its subsidiaries. The Commission also may require such other information as is necessary to keep itself informed about whether the provisions of Virginia law and the regulations and orders issued under Virginia law by the Commission have been complied with, and may make examinations of any bank holding company and its subsidiaries. The Virginia Banking Act allows bank holding companies located in any state to acquire a Virginia bank or bank holding company if the Virginia bank or bank holding company could acquire a bank holding company in their state and the Virginia bank or bank holding company to be acquired has been in existence and continuously operated for more than two years. The Virginia Banking Act permits bank holding companies from throughout the United States to enter the Virginia market, subject to federal and state approval.
    The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002. It enacted sweeping reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. Compliance with this complex legislation and with subsequent Securities and Exchange Commission rules has since been a major focus of all public corporations in the United States, including Bankshares. Among the many significant provisions of the Sarbanes-Oxley Act, Section 404 and related Securities and Exchange Commission rules created increased scrutiny by internal and external auditors of Bankshares' systems of internal controls over financial reporting. These ongoing and extensive efforts are designed to insure that Bankshares' internal controls are effective in terms of both design and operation.

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

    BTC is organized as a Virginia-chartered banking corporation and is regulated and supervised by the Bureau of Financial Institutions (BFI) of the Virginia State Corporation Commission. In addition, as a federally insured bank that is a member of the Federal Reserve System, BTC is regulated and supervised by the Federal Reserve Board, which serves as its primary federal regulator and is subject to certain regulations promulgated by the FDIC. Under the provisions of federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property of service.
    The Virginia State Corporation Commission and the Federal Reserve Board conduct regular examinations of BTC reviewing the adequacy of the loan loss reserves, quality of the loans and investments, propriety of management practices, compliance with laws and regulations and other aspects of the bank's operations. In addition to these regular examinations, Virginia chartered banks must furnish to the Federal Reserve Board quarterly reports containing detailed financial statements and schedules.
    Community Reinvestment Act. NBB and BTC are subject to the provisions of the Community Reinvestment Act of 1977 (the CRA), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community served by the bank, including low and moderate-income neighborhoods. The focus of the regulations is on the volume and distribution of a bank's loans, with particular emphasis on lending activity in low and moderate-income areas and to low and moderate-income persons. The regulations place substantial importance on a bank's product delivery system, particularly branch locations. The regulations require banks, including NBB and BTC, to comply with significant data collection requirements. The regulatory agency's assessment of the bank's record is made available to the public. Further, this assessment is required for any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge, consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. It is likely that banks' compliance with the CRA, as well as other fair lending laws, will face ongoing government scrutiny and that costs associated with compliance will continue to increase.
    Both NBB and BTC have received "Satisfactory" CRA ratings in the last examination by bank regulators. Federal Deposit Insurance Corporation Improvement Act of 1991. The difficulties encountered nationwide by financial institutions during 1990 and 1991 prompted federal legislation designed to reform the banking industry and to promote the viability of the industry and of the deposit insurance system. FDICIA, which became effective on December 19, 1991, bolsters the deposit insurance fund, tightens bank regulation and trims the scope of federal deposit insurance.
    The legislation bolsters the bank deposit insurance fund with $70 billion in borrowing authority and increases to $30 billion from $5 billion the amount the FDIC can borrow from the U.S. Treasury to cover the cost of bank failures. The loans, plus interest, would be repaid by premiums that banks pay on domestic deposits over the next fifteen years.
    Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect to banks that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."
    If a depository institution's principal federal regulator determines that an otherwise adequately capitalized institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, it may require the institution to submit a corrective action plan, restrict its asset growth and prohibit branching, new acquisitions and new lines of business. An institution's principal federal regulator may deem the institution to be engaging in an unsafe or unsound practice if it receives a less than satisfactory rating for asset quality, management, earnings or liquidity in its most recent examination.
    Among other possible sanctions, an undercapitalized depository institution may not pay dividends and is required to submit a capital restoration plan to its principal federal regulator. In addition, its holding company may be required to guarantee compliance with the capital restoration plan under certain circumstances. If an undercapitalized depository institution fails to submit or implement an acceptable capital restoration plan, it can be subject to more severe sanctions, including an order to sell sufficient voting stock to become adequately capitalized. More severe sanctions and remedial actions can be mandated by the regulators if an institution is considered significantly or critically undercapitalized.
    In addition, FDICIA requires regulators to draft a new set of non-capital measures of bank safety, such as loan underwriting standards and minimum earnings levels. The legislation also requires regulators to perform annual on-site bank examinations, places limits on real estate lending by banks and tightens auditing requirements. The regulators have adopted safety and soundness standards as required by FDICIA in the following areas: (i) operational and managerial; (ii) asset quality earnings and stock valuation; and (iii) employee compensation.
    FDICIA reduces the scope of federal deposit insurance. The most significant change ended the "too big to fail" doctrine, under which the government protects all deposits in most banks, including those exceeding the $100,000 insurance limit. The FDIC's ability to reimburse uninsured deposits--those over $100,000 and foreign deposits--has been sharply limited. Since December 1993, the Federal Reserve Board's ability to finance undercapitalized banks with extended loans from its discount window has been restricted. In addition, only the best capitalized banks will be able to offer insured brokered deposits without FDIC permission or to insure accounts established under employee pension plans.
    Branching. In 1986, the Virginia Banking Act was amended to remove the geographic restrictions governing the establishment of branch banking offices. Subject to the approval of the appropriate federal and state bank regulatory authorities, BTC as a state bank may establish a branch office anywhere in Virginia. With state banking regulatory and Federal Reserve Bank approval, BTC is able to acquire existing banking operations in the state.
    National banks, like NBB, are required by the National Bank Act to adhere to branch banking laws applicable to state banks in the states in which they are located. Under current Virginia law, NBB may open branch offices throughout Virginia with the prior approval of the OCC. In addition, with prior approval of the OCC, NBB will be able to acquire existing banking operations in Virginia.
    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act) allows bank holding companies to acquire banks in any state, without regard to state law, except that if the state has a minimum requirement for the amount of time a bank must be in existence, that law must be preserved. Under the Virginia Banking Act, a Virginia bank or all of the subsidiaries of Virginia holding companies sought to be acquired must have been in continuous operation for more than two years before the date of such proposed acquisition. The Interstate Act also permits banks to acquire out-of-state branches through interstate mergers, if the state has not opted out of interstate branching. De novo branching, where an out-of-state bank sets up a new branch in another state, requires a state's specific approval. An acquisition or merger is not permitted under the Interstate Act if the bank, including its insured depository affiliates, will control more than 10% of the total amount of deposits of insured depository institutions in the United States, or will control 30% or more of the total amount of deposits of insured depository institutions in any state.
    Virginia has, by statute, elected to opt-in fully to interstate branching under the Interstate Act. Under the Virginia statute, Virginia state banks may, with the approval of the Virginia State Corporation Commission, establish and maintain a de novo branch or acquire one or more branches in a state other than Virginia, either separately or as part of a merger. Procedures also are established to allow out-of-state domiciled banks to establish or acquire branches in Virginia, provided the "home" state of the bank permits Virginia banks to establish or acquire branches within its borders. The activities of these branches are subject to the same laws as Virginia domiciled banks, unless such activities are prohibited by the law of the state where the bank is organized. The Virginia State Corporation Commission has the authority to examine and supervise out-of-state state banks to ensure that the branch is operating in a safe and sound manner and in compliance with the laws of Virginia. The Virginia statute authorizes the Bureau of Financial Institutions to enter into cooperative agreements with other state and federal regulators for the examination and supervision of out-of-state banks with Virginia operations, or Virginia domiciled banks with operations in other states. Likewise, national banks, with the approval of the OCC, may branch into and out of the state of Virginia. Any Virginia branch of an out-of-state national bank is subject to Virginia law (enforced by the OCC) with respect to intrastate branching, consumer protection, fair lending and community reinvestment as if it were a branch of a Virginia bank, unless preempted by federal law.
    The Interstate Act permits banks and bank holding companies from throughout the United States to enter Virginia markets through the acquisition of Virginia institutions and makes it easier for Virginia bank holding companies and Virginia state and national banks to acquire institutions and to establish branches in other states. Competition in market areas served by the Company has increased as a result of the Interstate Act and the Virginia interstate banking statutes.
    Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured financial institutions. A Bank Insurance Fund (the BIF) is maintained for commercial banks, with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. Beginning in 1993, insured depository institutions like NBB and BTC paid for deposit insurance under a risk-based premium system. Beginning in 1997, all banks, including NBB and BTC, were subject to an additional FDIC assessment which funds interest payments for bank issues to resolve problems associated with the savings and loan industry. This assessment will continue until 2018-2019. The assessment will vary over the period from 1.29 cents to 2.43 cents per $100 of deposits.
    USA Patriot Act. The USA Patriot Act became effective in late 2001. It was passed to facilitate the sharing of information among government entities and financial institutions to combat terrorism and money laundering. The USA Patriot Act creates an obligation on banks to report customer activities that may involve terrorist activities or money laundering.
    Government Policies. The operations of NBB and BTC are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve Board regulates money and credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.
    Limits on Dividends and Other Payments. As a national bank, NBB, may not pay dividends from its capital; all dividends must be paid out of net profits then on hand, after deducting expenses, losses, bad debts, accrued dividends on preferred stock, if any, and taxes. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of (i) the preceding two consecutive half-year periods (in the case of an annual dividend) or (ii) the preceding half-year period (in the case of a quarterly or semi-annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or to fund the retirement of preferred stock.
    The OCC has promulgated regulations that became effective on December 13, 1990, which significantly affect the level of allowable dividend payments for national banks. The effect is to make the calculation of national banks' dividend-paying capacity consistent with generally accepted accounting principles. The allowance for loan and lease losses will not be considered an element of "undivided profits then on hand" and provisions to the allowance are treated as expenses and therefore not part of "net profits." Accordingly, a national bank with an allowance greater than its statutory bad debts may not include the excess in calculating undivided profits for dividend purposes. Further, a national bank may be able to use a portion of its earned capital surplus account as "undivided profits then on hand," depending on the composition of that account.
    As a state member bank subject to the regulations of the Federal Reserve Board, BTC must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more, unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, a state member bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account.
    In addition, the Federal Reserve Board is authorized to determine, under certain circumstances relating to the financial condition of a state member bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that depletes a bank's capital base could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only out of current operating earnings.
    Virginia law also imposes restrictions on the ability of BTC to pay dividends. A Virginia state bank is permitted to declare a dividend out of its "net undivided profits", after providing for all expenses, losses, interest and taxes accrued or due by the bank. In addition, a deficit in capital originally paid in must be restored to its initial level, and no dividend can be paid which could impair the bank's paid in capital. The Bureau of Financial Institutions further has authority to limit the payment of dividends by a Virginia bank if it determines the limitation is in the public interest and is necessary to ensure the bank's financial soundness.
    The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements.
    Capital Requirements. The Federal Reserve Board has adopted risk-based capital guidelines which are applicable to Bankshares and BTC. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. The minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the total capital must be comprised of Tier 1 capital for a minimum ratio of Tier 1 Capital to risk-weighted assets of 4.0%. The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves. The OCC has adopted similar regulations applicable to NBB.
    In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 capital to total average assets less intangibles) guidelines that are applicable to Bankshares and BTC. The OCC has adopted similar regulations applicable to NBB. These guidelines provide for a minimum ratio of 4.0% for banks that meet certain specified criteria, including that they have the highest regulatory CAMELS rating and are not anticipating or experiencing significant growth and have well-diversified risk. All other banks will be required to maintain an additional cushion of at least 100 to 200 basis points, based upon their particular circumstances and risk profiles. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
    Bank regulators from time to time have indicated a desire to raise capital requirements applicable to banking organizations beyond current levels. In addition, the number of risks which may be included in risk-based capital restrictions, as well as the measurement of these risks, is likely to change, resulting in increased capital requirements for banks. Bankshares, NBB and BTC are unable to predict whether higher capital ratios would be imposed and, if so, at what levels and on what schedule.

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

Item 1A. Risk Factors

If market interest rates rise, our net interest income can be negatively affected in the short term.

    The direction and speed of interest rate changes affect our net interest margin and net interest income. In the short term, rising interest rates can negatively affect our net interest income, because our interest-bearing liabilities (generally deposits) reprice sooner than our interest-earning assets (generally loans).

If we do not maintain our capital requirements and our status as a "well-capitalized" financial holding company, there could be an adverse effect on the way in which we do business and on the confidence of our customers.

    National Bankshares, Inc. and its bank subsidiaries are subject to regulatory capital adequacy guidelines. If the banks fail to meet capital adequacy guidelines, it could have a material effect on our financial condition and could subject us to a variety of enforcement actions, as well as impose restrictions on our business. If National Bankshares, Inc. fails to maintain the status of "well-capitalized", it could affect our status as a financial holding company and negatively impact our eligibility for a streamlined review process for acquisition proposals. In addition, it could lead to a decline in the confidence that our customers have in us and a reduction in the demand for our products and services.

If we are not in compliance with governmental regulation, we can be subject to fines, penalties or restrictions of our business.

    Our businesses our subject to stringent regulation by federal and state governmental and regulatory agencies and self-regulatory organizations (including Nasdaq). In addition, our customers have a number of complex confidentiality and fiduciary requirements. We have established policies, procedures and systems that are designed to comply with these regulatory and operational risk requirements. However, as a financial services institution, we face complexity and costs related to our compliance efforts. We also face the potential for loss resulting from failed or inadequate internal processes and from external events, which could have a material impact on our results of operations. Adverse publicity and damage to our reputation from the failure or perceived failure to comply with legal, regulatory or capital requirements could affect our ability to comply with legal, regulatory or capital requirements could affect our ability to attract or maintain customers or maintain access to capital markets, or could result in enforcement actions, fines, penalties and lawsuits.

If there is a significant economic downturn in our region, our credit risk could be adversely affected and result in loss.

    We do business in a small geographic area, and a large percentage of our loans are made in our market area. If the region suffers a significant or prolonged period of economic downturn, there is a greater likelihood that more of our customers could become delinquent on their loans or other obligations to us. This could result in higher levels of credit-related losses, which could adversely affect our performance.

If more competitors come into our market area, our business could suffer.

    Financial services in our market area is highly competitive, with a number of commercial banks, credit unions, insurance companies and stockbrokers seeking to do business with our customers. If there is additional competition from new business or if our existing competitors focus more attention on our market, we could lose customers and our business could suffer.

If the disaster recovery plans that we have in place are not adequate to continue our operations in the event of a disaster, the business disruption can adversely impact our operations.

     Natural or man-made disasters, such as fires, storms, terrorist or military actions could cause damage to our physical facilities, or could cause delays or disruptions to operational functions, including information processing or check settlements. In addition, our vendors could suffer from such events. Should these events affect us or the vendors with whom we do business, our results of operations could be negatively impacted.

Item 1B.  Unresolved Staff Comments

    There are none.

Item 2.  Properties

    Bankshares' headquarters and one branch office of NBB are located at 101 Hubbard Street, Blacksburg, Virginia. NBB's Main Office is at 100 South Main Street, Blacksburg, Virginia. In addition to the Bank's Main Office location and the Hubbard Street branch office, NBB owns thirteen branch offices: Three in the Town of Blacksburg; two in the Town of Christiansburg; three in the County of

Giles; three in Pulaski County; one in the City of Radford; and one in the City of Galax.
    Bank of Tazewell County owns the land and buildings of seven of its eleven offices. The bank leases the land and buildings for four offices. The Main Office is located at 309 East Main Street, Tazewell, Virginia. Three additional branches are located in Tazewell, and two are located in Bluefield, Virginia. The bank also has branch offices in Richlands, Wytheville, Abingdon, Claypool Hill, and Marion, Virginia. Management believes that its existing facilities are adequate to meet present needs and any anticipated growth.
    NBB owns all its computer and data processing hardware and is a licensee of the software it utilizes. BTC utilizes this same system for data processing.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

    National Bankshares, Inc.'s common stock is traded on the Nasdaq Capital Market under the symbol "NKSH". As of December 31, 2005, there were 949 record stockholders of Bankshares common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 2005 and 2004.

Common Stock Market Prices
-------------------------- ------------------------ ----------------------- ------------------------------
                                    2005                      2004               Dividends per share
-------------------------- ------------------------ ----------------------- ------------------------------
                              High         Low         High         Low         2005           2004
-------------------------- ------------ ----------- ------------ ---------- ------------- ----------------
First Quarter               $ 53.06       45.15      $ 56.18       50.20         ---            ---
-------------------------- ------------ ----------- ------------ ---------- ------------- ----------------
Second Quarter                48.75       43.76        50.44       37.43        0.70           0.63
-------------------------- ------------ ----------- ------------ ---------- ------------- ----------------
Third Quarter                 47.45       44.55        44.44       41.56         ---            ---
-------------------------- ------------ ----------- ------------ ---------- ------------- ----------------
Fourth Quarter                47.25       45.24        53.98       43.40        0.72           0.65
-------------------------- ------------ ----------- ------------ ---------- ------------- ----------------

    NBI's primary source of funds for dividend payments is dividends from its subsidiaries, NBB and BTC. Bank regulatory agencies restrict dividend payments of the subsidiaries, as more fully disclosed in Note 11, of Notes to Consolidated Financial Statements.

    The following table provides information about our purchases during the fourth quarter of 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

----------------------- ------------------- ---------------- -------------------------- -----------------------
                                                                  Total Number of         Approximate Dollar
                                                 Average         Shares Purchased       Value of Shares That
                           Total Number           Price         as Part of Publicly           May Yet Be
Fiscal Period               of Shares            Paid per       Announced Plans or       Purchased Under the
                            Purchased            Share(1)           Programs(2)          Plans or Programs(2)
----------------------- ------------------- ---------------- -------------------------- -----------------------
October                                800          $ 46.63                      5,600                $736,392
----------------------- ------------------- ---------------- -------------------------- -----------------------
November                             1,600          $ 46.26                      7,200                $662,376
----------------------- ------------------- ---------------- -------------------------- -----------------------
December                             2,140          $ 47.35                      9,340                $561,054
----------------------- ------------------- ---------------- -------------------------- -----------------------

1)      Average price per share includes commissions.
2) On May 12, 2005 the Board approved the repurchase of up to $1 million of common stock in the period from June 1, 2005 through May 31, 2006.

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries
Selected Consolidated Financial Data
$ In thousands, except per share data.
                                                      Years ended December 31,
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
                                             2005        2004       2003        2002       2001
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------
Selected         Interest income            $ 45,380    $ 41,492   $ 41,081    $ 42,747   $ 45,527
Income           Interest expense             14,180      11,125     12,252      15,764     22,771
Statement        Net interest income          31,200      30,367     28,829      26,983     22,756
Data:            Provision for loan
                   losses                        567       1,189      1,691       2,251      1,408
                 Noninterest income            7,613       7,142      6,186       5,712      5,204
                 Noninterest expense          21,898      20,336     18,646      17,427     16,953
                 Income taxes                  3,924       3,754      3,236       3,003      2,285
                 Net income                   12,424      12,230     11,442      10,014      7,314
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------

Per Share        Basic net income               3.54        3.48       3.26        2.85       2.08
Data:            Diluted net income             3.52        3.46       3.24        2.85       2.08
                 Cash dividends declared        1.42        1.28       1.13        0.97       0.86
                 Book value per share          26.19       24.75      22.94       20.82      18.59
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------

Selected         Loans, net                  487,162     472,199    401,428     404,247    394,042
Balance          Total securities            272,541     250,708    230,154     219,294    191,476
Sheet Data       Total assets                841,498     796,154    708,560     684,935    644,623
at End of        Total deposits              745,649     705,932    625,378     608,271    576,618
Year:            Stockholders' equity         91,939      87,088     80,641      73,101     65,261
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------

Selected         Loans, net                  487,130     438,761    405,696     404,717    380,970
Balance          Total securities            261,743     250,305    229,004     191,493    188,809
Sheet Daily      Total assets                819,341     753,730    697,012     655,783    635,692
Averages:        Total deposits              724,015     665,627    616,823     583,298    569,139
                 Stockholders' equity         90,470      84,479     77,486      69,895     63,460
---------------- ------------------------- ---------- ----------- ---------- ----------- ----------

Selected         Return on average assets      1.52%       1.62%      1.64%       1.53%      1.15%
Ratios:          Return on average equity     13.73%      14.48%     14.77%      14.33%     11.53%
                 Dividend payout ratio        40.17%      36.83%     34.71%      34.01%     41.29%
                 Average equity to
                        average assets        11.04%      11.21%     11.12%      10.63%      9.98%
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

Performance Summary

    The following table shows NBI's key performance ratios for the period ended December 31, 2005 and 2004:
--------------------------------------- ----------------- -----------------
                                                12/31/05          12/31/04
--------------------------------------- ----------------- -----------------
Return on average assets                           1.52%             1.62%
--------------------------------------- ----------------- -----------------
Return on average equity                          13.73%            14.48%
--------------------------------------- ----------------- -----------------
Basic net earnings per share                     $  3.54           $  3.48
--------------------------------------- ----------------- -----------------
Fully diluted net earnings per share             $  3.52           $  3.46
--------------------------------------- ----------------- -----------------
Net interest margin (1)                            4.45%             4.69%
--------------------------------------- ----------------- -----------------
Noninterest margin (2)                             1.74%             1.77%
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

    As can be seen from the above data, the Company's performance remains satisfactory though below 2004 levels. While the return on average assets and equity experienced slight declines, basic earnings per share increased by $0.06. Return on average assets declined slightly because total assets in 2005 grew (from acquisitions and internally generated growth) at a faster rate than net earnings. Return on average equity was down from 2004 because the Company's equity, generally from retained earnings, increased at a faster rate than the current year's net earnings. Basic income per share increased by $0.06 because net earnings were higher than in 2004 and the number of shares of stock outstanding was slightly less than last year.
    The net interest margin for 2005 was 4.44%, which compares to 4.69% for 2004. The decline experienced in 2005 was almost exclusively due to an increase in funding costs.
    The noninterest margin declined by 3 basis points.

Growth

The following table shows NBI's key growth indicators:
---------------------- --------------------------
                               For the period
                                ending
---------------------- ------------ -------------
                          12/31/05      12/31/04
---------------------- ------------ -------------
Securities                $272,541      $250,708
---------------------- ------------ -------------
Loans, net                 487,162       472,199
---------------------- ------------ -------------
Deposits                   745,649       705,932
---------------------- ------------ -------------
Total assets               841,498       796,154
---------------------- ------------ -------------

    Total assets at December 31, 2005 were $841,498, an increase of $45,344 or 5.70%. Loans net of unearned income and deferred fees increased $14,963 or 3.17%. Total deposits at period end were $745,649, an increase of $39,717 or 5.63%.
    The above data reflects approximately $8,831 in loans and approximately $22,009 in deposits related to the acquisition of two branch facilities in the first quarter of 2005.

Asset Quality

    Key asset quality indicators are shown below:
-------------------------------------------- ------------- ------------
                                                12/31/05     12/31/04
-------------------------------------------- ------------- ------------
Nonperforming loans                                $  178       $  394
-------------------------------------------- ------------- ------------
Loans past due over 90 days                           546          754
-------------------------------------------- ------------- ------------
Other real estate owned                               376          895
-------------------------------------------- ------------- ------------
Allowance for loan losses to loans                  1.11%        1.20%
-------------------------------------------- ------------- ------------
Net charge-off ratio                                 .17%         .30%
-------------------------------------------- ------------- ------------

    Asset quality remains satisfactory as shown by the above data. Other real estate owned, in particular, has declined substantially.
    The provision for loan losses for 2005 was $567, as compared with $1,189 in 2004. The ratio of the allowance for loan losses to loans was 1.11% at December 31, 2005 and 1.20% at December 31, 2004. The decline in the provision and the related decline in the ratios of the allowance for loan losses to loans were justified by the improved quality of the subsidiary bank loan portfolios.

 Net Interest Income

2005 vs 2004
    Net interest income for the period ended December 31, 2005, was $31,200, an increase of $833 or 2.74% over 2004. A larger volume of loans was the primary source of the increase in interest income, and rising interest rates resulted in higher interest expense. This is illustrated in the table, "Analysis of Changes in Interest Income and Expense", and is also shown by an examination of the various components of the net interest margin.
    The first component of net interest income, the yield of earning assets, was at 6.29% in 2005, a 3 basis point increase over 2004. Since the yield on earning assets was largely unchanged between 2004 and 2005, it follows that most of the $3,888 increase in interest income came from a higher volume of interest earning assets, particularly in the loan category. The second component of net interest income is the cost to fund earning assets. The cost to fund earning assets increased from 1.94% in 2004 to 2.32% in 2005. Approximately $2,287 of the $3,055 increase was the result of higher interest rates. The net effect of these factors was a 24 basis point decline in the net interest margin.
    Management anticipates that funding costs will continue to rise in 2006. First, it is expected that the Federal Reserve Bank will continue its current pattern of regular interest rate increases into the first half of 2006. The Federal Reserve Bank has articulated a policy of increasing interest rates to a level that neither stimulates nor inhibits the economy. Should economic factors such as rising oil prices result in higher inflation, management believes that the Federal Reserve Bank would respond with additional increases. In management's opinion, prospects of higher inflation are uncertain and any increases in interest rates would, in the intermediate term, have a negative effect on the Company's net interest income.
    In addition, management believes a second factor will very likely cause funding costs to rise during 2006. As time deposits mature, they will be reinvested at a higher rate of interest. Therefore, for some period of time after the Federal Reserve Bank stabilizes interest rates, the Company's interest expenses will be expected to increase.

2004 vs 2003
    Net interest income for the period ended December 31, 2004 was $30,367, an increase of $1,538 or 5.33% over 2003. The net interest margin was 4.69% for the period ended December 31, 2004 and 4.82% for the period ended December 31, 2003.
    During the past two years the Company has benefited from a relatively long period of low interest rates, which has no recent precedent. The trend continued into the first half of 2004. In June of 2004, the Federal Reserve Board raised the federal funds rate 25 basis points, signaling the start of a higher interest rate environment. Since then additional rate increases have occurred, with more expected. Many forecasters agree that interest rates will trend upward in small increments. However, the impact of other events, such as, but not limited to, oil prices, problems in the Middle East and terrorist related activities, could negatively impact the national economy and alter plans for future interest rate increases. If such events were to occur, the Company, together with the entire banking industry, could be affected to some extent.

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

    Securities Held to Maturity - Because of its nature, this category of investments is not structured to be a source of liquidity or to moderate interest rate sensitivity. These securities must be held to maturity except under extenuating circumstances. In a rising rate environment, the difference in the amount of interest income earned and the cost to fund the securities decreases. In other words, net interest income from these investments declines. Embedded call features may not be activated during periods of high rates.

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

    Loans - While the low rate environment of the recent past is more conducive to loan production than periods of high interest rates, interest rates that are unusually low are a sign of a weak or a recovering economy. Ideal volumes may in fact be achieved in a more robust economy in which more moderate rate levels exist. If the economy continues to recover as forecast, higher loan volumes would have a positive impact on net interest income.
    Of particular concern is the area of loans to individuals, which has been in a downward trend for several quarters, with the only growth coming from loans acquired in purchase and assumption transactions. Management believes the decline is due to several reasons.
o General economic conditions and the lack of employment in portions of the Company's market area.
o A decline in consumer requests for new car financing because of special incentives offered by automobile companies.
o Consumers' use of credit cards and home equity lines with higher credit limits.
o Consumers taking advantage of low mortgage rates to refinance home mortgages to obtain funds that might otherwise have been borrowed through a consumer loan.
    A reversal of this trend may occur to some extent as economic conditions change and higher interest rates make mortgage refinancing less appealing. However, management believes that the automotive related financing offers and competition from the credit card sector will remain. Since loans to individuals are generally higher yielding, this trend will not have a favorable effect on net interest income.

Deposit Expense

2005 vs 2004
    As previously noted in the discussion of net interest income, funding costs are expected to rise in 2006. See the discussion of "Net Interest Income" for further comments.

2004 vs 2003
    During periods of rising interest rates, interest-bearing demand deposits, and to a lesser degree savings deposits, migrate to higher rate, longer-term time deposits. Generally, as rates climb, more migration occurs. Given their re-pricing characteristics, interest-bearing demand deposits readily respond to any interest rate movement. In other words, increases or decreases in interest expense can occur quite quickly.
    With a definite bias towards higher interest rates in the future, it is expected that the net interest margin will decline, at least temporarily, in response to rising interest rates. As previously stated, the ultimate impact of rising interest rates is dependent upon the number of rate increases, the amount of the increases and the level to which interest rates ultimately rise.

Analysis of Net Interest Earnings
The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest-earning assets for the years indicated.

                    --------------------------------------------------------------------------------------------------------------
                               December 31, 2005                        December 31, 2004                       December 31, 2003
                    --------------------------------------------------------------------------------------------------------------
                                              Average                             Average                                 Average
                       Average                Yield/      Average                  Yield/       Average                   Yield/
($ in thousands)       Balance    Interest     Rate       Balance      Interest     Rate        Balance     Interest       Rate
                    --------------------------------------------------------------------------------------------------------------
Interest-earning
 assets:
Loans, net (1)(2)(3)   $ 492,760    $33,400       6.78%   $ 444,984     $29,898      6.72%      $412,261      $29,915     7.26%
Taxable securities       135,347      6,501       4.80%     121,770       6,184      5.08%       101,426        5,668     5.59%
Nontaxable
 securities (1)(4)       125,683      7,960       6.33%     126,365       8,146      6.45%       124,274        8,263     6.65%
Federal funds sold           ---        ---         ---         276           5      1.81%         1,320           16     1.21%
Interest bearing
 deposits                 14,819        508       3.43%      16,224         196      1.21%        21,958          230     1.05%
                    --------------------------------------------------------------------------------------------------------------
Total interest-
 earning assets        $ 768,609    $48,369       6.29%    $709,619     $44,429      6.26%      $661,239      $44,092     6.67%
                    ==============================================================================================================
Interest-bearing
 liabilities:
Interest-bearing
 demand deposits        $204,522    $ 2,675       1.31%    $186,106     $ 1,556      0.84%      $167,428      $ 1,571     0.94%
Savings deposits          57,836        261       0.45%      58,899         255      0.43%        51,646          323     0.63%
Time deposits            347,471     11,221       3.23%     327,302       9,300      2.84%       317,989       10,356     3.26%
Short-term
 borrowings                  705         23       3.26%         531          14      2.64%           194            2     1.03%
                    --------------------------------------------------------------------------------------------------------------
Total interest-
 bearing liabilities    $610,534    $14,180       2.32%    $572,838     $11,125      1.94%      $537,257      $12,252     2.28%
                    ==============================================================================================================
Net interest income
 and interest rate
 spread                             $34,189       3.97%                 $33,304      4.32%                    $31,840     4.39%
                    ==============================================================================================================
Net yield on average
 interest-earning
 assets                                            4.45%                              4.69%                                4.82%
                    ==============================================================================================================

(1) Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three years presented.
(2) Loan fees of $650 in 2005, $473 in 2004 and $716 in 2003 are included in total interest income. (3) Nonaccrual loans are included in average balances for yield computations. (4) Daily averages are shown at amortized cost.

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

                                 ==============================================================================================
                                                 2005 Over 2004                                 2004 Over 2003
                                 ----------------------------------------------------------------------------------------------
                                         Changes Due To                                 Changes Due To
                                 -------------------------------                -------------------------------
                                                                  Net Dollar                                     Net Dollar
($ in thousands)                    Rates(2)       Volume(2)        Change         Rates(2)       Volume(2)        Change
===============================================================================================================================
Interest income:(1)
  Loans                                 $266          $3,236          $3,502        $(2,301)         $2,284           $(17)
  Taxable securities                    (347)            664             317           (550)          1,066            516
  Nontaxable securities                 (142)            (44)           (186)          (254)            138           (116)
  Federal funds sold                     ---              (5)             (5)             6             (17)           (11)
  Interest-bearing deposits              330             (18)            312             32             (66)           (34)
-------------------------------------------------------------------------------------------------------------------------------
Increase(decrease) in income on
 interest-earning assets                $107          $3,833          $3,940        $(3,067)         $3,405           $337
-------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest-bearing demand
   deposits                             $952            $167          $1,119          $(181)           $166           $(15)
  Savings deposits                        11              (5)              6           (109)             41            (68)
  Time deposits                        1,324             597           1,921         (1,352)            296         (1,056)
  Short-term borrowings                  ---               9               9              6               6             12
  Long-Term Borrowings                   ---             ---             ---            ---             ---            ---
-------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in
 expense of interest-
 bearing liabilities                  $2,287            $768          $3,055        $(1,636)           $509        $(1,127)
-------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
 interest income                     $(2,180)         $3,065            $889        $(1,431)         $2,896         $1,465
===============================================================================================================================

      (1) Taxable equivalent basis using a Federal income tax rate of 35% in 2005, 2004 and 2003. (2)Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

Interest Rate Sensitivity

2005 vs 2004
    The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Interest rate sensitivity analyses provides management with information related to repricing opportunities, while interest rate shock simulations indicate potential economic loss due to future interest rate changes. Risk factors and forward-looking statements previously discussed under "Net Interest Income" apply. As previously stated, the Company uses simulation analysis to forecast its balance sheet and monitor interest rate sensitivity. One test is a shock analysis that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on net income and return on average assets and return on average equity projected at December 31, 2005.
    For purposes of this analysis noninterest income and expenses are assumed to be flat.

($ in thousands, except for percent data)
------------------------------- ----------------------------- -----------------------------
       Rate Shift (bp)            Return on Average Assets      Return on Average Equity
------------------------------- ----------------------------- -----------------------------
               300                         1.45%                         13.21%
------------------------------- ----------------------------- -----------------------------
               200                         1.55%                         14.11%
------------------------------- ----------------------------- -----------------------------
               100                         1.65%                         15.01%
------------------------------- ----------------------------- -----------------------------
            (-)100                         1.79%                         16.32%
------------------------------- ----------------------------- -----------------------------
            (-)200                         1.81%                         16.48%
------------------------------- ----------------------------- -----------------------------
            (-)300                         1.80%                         16.42%
------------------------------- ----------------------------- -----------------------------

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

                     ($ in thousands, except for percent data)
---------------------------- -------------------------- --------------------------------
      Rate Shift (bp)        Return on Average Assets      Return on Average Equity
---------------------------- -------------------------- --------------------------------
              300                      1.20%                        10.45%
---------------------------- -------------------------- --------------------------------
              200                      1.49%                        12.80%
---------------------------- -------------------------- --------------------------------
              100                      1.75%                        14.95%
---------------------------- -------------------------- --------------------------------
          (-) 100                      2.21%                        18.54%
---------------------------- -------------------------- --------------------------------
          (-) 200                      2.17%                        18.27%
---------------------------- -------------------------- --------------------------------
          (-) 300                      2.08%                        17.53%
---------------------------- -------------------------- --------------------------------

Noninterest Income

2005 vs 2004
                                      December 31, 2005        December 31, 2004        December 31, 2003
Service charges on deposits                   $3,099                  $3,003                    $2,597
Other service charges and fees                   298                     252                       267
Credit card fees                               2,179                   1,839                     1,612
Trust fees                                     1,398                   1,436                     1,132
Other income                                     639                     444                       448
Realized securities gains/losses                 ---                     168                       130
                                                 ---                     ---                       ---
Total noninterest income                      $7,613                  $7,142                    $6,186
                                              ======                  ======                    ======

    Service charges on deposits for the year ended December 31, 2005 were $3,099, an increase of $96 or 3.20%. Several types of charges imposed on demand deposit accounts, interest-bearing deposit accounts and savings deposit accounts are included in this category, such as monthly fees on demand deposit accounts, charges for overdrafts and returned checks and ATM fees. The level of these types of charges can be affected by internal growth, acquisitions and by changes in fee schedules. The modest increase in 2005 was the result of both internal growth and the acquisition of two branches, with approximately $42 being attributable to acquisitions and the balance attributable to internal growth. There were no significant changes to the structure of service charges during the year.

    Other service charges and fees were $298 for the period ended December 31, 2005. This represents an increase of $46 or 18.25% over the previous year. Included in this category are a variety of fees, such as fees for the issuance of official checks, safe deposit box rent, income from the sale of checks to customers and commissions earned on the sale of credit life, accident and health insurance. The level of income derived from these various types of fees varies. Fees for official checks and income from the sale of customer checks grow as new offices and new customers are added. The most significant increases in safe deposit box rent also come with new offices. Changes in fee schedules generally do not have a discernable impact on the level of fees. Income derived from the sale of credit life, accident and health insurance varies with loan volume. In 2005, $13 of the $46 increase in other service charges and fees was attributable to commissions from the sale of credit life, accident and health insurance.

    Credit card fees for the period ended December 31, 2005 were $2,179, an increase of $340 or 18.49% over the previous year. Credit card transaction fees, debit card transaction fees and merchant fees are included in this category. Growth in the number of credit and debit card accounts results in higher fee income. Merchant fees also depend on the number of businesses using the Company's program, as well as the type of business and level of transactions. Internal growth caused the increase in 2005 credit card fee income.

    For the year ended December 31, 2005, trust income was $1,398, as compared with $1,436 in 2004. Trust income is generated by a number of sources, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income is dependent upon market conditions and the number and type of accounts being managed. Trust account values are affected by financial market conditions and this leads to fluctuations in trust income. For 2005, trust income declined by $38 when compared with 2004. Income from estates was off by $63 from 2004, and income from attorney-in-fact accounts declined by $40. There was an increase of $27 in custodial account income, and income from other types of accounts grew by $38 when compared with 2004.

    Other types of income that cannot be included in the categories listed above is classified as other income. Examples are net gains on the sale of fixed assets, rent on foreclosed properties, income from increases in the cash value of life insurance and revenue from the sale of investments and insurance. When 2005 and 2004 are compared, the other income category, which was $639 at December 31, 2005, increased by $195 or 43.92%. With increased investment and insurance sales, the Company's nonblank subsidiary, National Bankshares Financial Services, Inc., was responsible for $171 of the $195 increase in other income in 2005.

    Realized gains of $189 in securities matured or sold were totally offset by realized losses of an equal amount in 2005.

2004 vs 2003
    Noninterest income is comprised of several categories. Following is a description of each, as well as the factors that influence each.

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

Noninterest Expense

2005 vs 2004

                                      December 31, 2005        December 31, 2004         December 31, 2003
Salaries and employee benefits              $11,265                  $10,498                   $9,568
Occupancy and furniture and                   1,931                    1,797                    1,655
fixtures
Data processing and ATM                       1,455                    1,302                    1,164
Credit card processing                        1,687                    1,502                    1,244
Intangibles and goodwill                      1,117                      967                      954
amortization
Net costs of other real estate                  275                      201                      178
owned
Other operating expenses                      4,168                    4,069                    3,883
                                              -----                    -----                    -----
                                            $21,898                  $20,336                  $18,646
                                            =======                  =======                  =======

    From December 31, 2004 to December 31, 2005, salary and benefits expense increased by $767 or 7.31% to $11,265. Approximately $255 of the year-over-year increase was attributable to the addition of a number of employees from acquisitions in mid-2004 and early 2005. Higher pension costs accounted for $118 of the increase, and health insurance premiums added $61 to the category. Routine merit salary increases averaging 3% accounted for the remainder of the growth in salary and benefits expense.

    Occupancy and furniture and fixtures expense was $1,931 for the period ended December 31, 2005. This represents an increase of $134 or 7.46%. Occupancy expense includes items such as depreciation expense, maintenance and repairs and real estate taxes. This category of expense can be affected by acquiring new property as a result of the construction of new offices and additions to existing offices or through merger or purchases of banks or single or multiple office locations. Conversely, occupancy and furniture and fixture expense can decline with the consolidation, closure or sale of branch offices. For 2005, the costs for the installation of a new Company-wide telephone system and for fixed assets purchased in the 2005 branch office acquisition contributed to the year over year increase.

    For 2005, data processing and ATM expense grew by $153 or 11.75% over 2004. Included in the 2005 total was approximately $152 in expenses attributable to the first quarter conversion of the computer system of Community National Bank, acquired in 2004. Servicing fees to Community National Bank's data processor were approximately $47 to the point of conversion.

    Credit card processing expense was $1,687 for the period ended December 31, 2005, an increase of $185 or 12.32% over 2004. These expenses are volume driven and are directly related to the level of credit card fees. Comments in that section of the discussion of Noninterest Income apply.

    There was an increase of $150 or 15.51% in intangible and goodwill expense when 2005 and 2004 are compared, with a total of $1,117 for 2005. This category of noninterest expense is related to acquisitions, and, as noted above, the Company acquired two branch offices in early 2005. In addition, expenses associated with the 2004 branch office and bank acquisitions, which occurred at different times during 2004, did not impact intangible and goodwill expense for the full calendar year, but they were included for the entire year in 2005.

    Net costs of other real estate owned were $275 for 2005, an increase of $74 when compared with 2004. These costs are related to the write-down and liquidation of foreclosed properties. This year's expenses are higher than in 2004 because of the disposition of a greater number of foreclosed properties. There has been an improvement in the amount of foreclosed property during 2005, and the table which follows under "Risk Elements" illustrates this.

    Other operating costs for the period ended December 31, 2005 were $4,168, up by $99 or 2.43% over the same period in 2004. The 2005 increase was nominal. Franchise taxes, stationery and supplies, telephone costs, postage and charitable donations are examples of other operating costs.

2004 vs 2003
    Noninterest expense includes several categories. Following is a brief description of the factors that affect each.

   In addition to employee salaries, the salaries and benefits expense category includes the costs of employment taxes and employee fringe benefits. Certain of these are:
o   Health insurance
o   Employee life insurance
o   Dental insurance
o   Executive compensation plans (1)
o   Pension plans (1)
o   Employee stock option plan (1)
o   Employer FICA
o   Unemployment taxes
(1) See the Proxy Statement for the 2005 Annual Stockholders meeting for further information. For 2004, salary and benefits expense was up $930 or 9.72%. Routine salary increases and health insurance cost increases contributed to the increase.
    Of more significance were the purchase and assumption transactions. While the FNB-SE branch acquisition added no employees to the payroll, the CNB purchase and assumption initially added twenty-one employees. Because the Company's NBB subsidiary is operating the former CNB office as a branch office, many former CNB employees were retained in their previous positions. Some former CNB employees hold jobs that are performed elsewhere at NBB and they have moved to those positions as the need arose.

    Occupancy costs include such items as depreciation expense, maintenance of the properties, repairs and real estate taxes. This category is most affected by new property acquisitions resulting from mergers, branch purchases or construction of new branch facilities. Conversely, expense can be lowered by branch office consolidations or closures, which though infrequent, have occurred. On occasion, repairs and other expense items can rise to significant levels, though not frequently. This category increased $142 when 2004 and 2003 are compared. New branches, renovation and acquisitions also create increases in the area.

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

    At December 31, 2004 the net costs of other real estate owned was $201. Expense has risen steadily for the past three years. Other real estate owned at December 31, 2004 was $895, which compares to $1,663 at December 31, 2003 and $537 at December 31, 2002.
    Other operating expenses include all other forms of expense not classified elsewhere in the Company's statement of income. Included in this category are such items as stationery and supplies, franchise taxes, contributions, telephone, postage and other operating costs. Many of the expenses included in this category are relatively stable or moderately increase with inflation from year to year. However, there are some items included in the category, such as other losses and charge-offs and repossession expense, which can vary from time to time. While many of the items in this category have identifiable trends, others may have frequent nonrecurring items or items that occur at no particular frequency. This category was also affected by the recent acquisitions. Categories such as stationery and supplies, telephone, and postage all increase when new offices are acquired.
    Overall cost for this category increased 4.79%, when the periods ending December 31, 2004 and December 31, 2003 are compared.

Income Taxes

2005 vs 2004
    Income tax expense for 2005 was $3,924, an increase of $170. Tax exempt income continues to be the primary difference between the expected and actual income tax expense. The Company's effective tax rates for 2005, 2004 and 2003 were 24.00%, 23.49% and 22.05%, respectively. The Company is subject to the 35% marginal tax rate.

2004 vs 2003
    Income tax expense for 2004 increased by $518 when compared to 2003.
    Tax exempt income was the primary difference between the expected and reported tax expense. The Company's effective tax rates for 2004, 2003 and 2002 were 23.49%, 22.05% and 23.07%, respectively. The Company is subject to the 35% marginal tax rate.

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

Provision and Allowance for Loan Losses

2005 vs 2004
    The allowance for loan losses at December 31, 2005 was $5,449, a $280 decrease from the same period ended December 31, 2004. The ratio of the allowance for loan losses to total loans at the end of 2005 was 1.11%, which compares to 1.20% last year. The net charge-off ratio at December 31, 2005 was 0.17%, and it was 0.30% at December 31, 2004.

    The Company regularly reviews asset quality and re-evaluates the adequacy of the allowance for loan losses. Reviews are conducted of the status of the loan portfolios at each of the two bank subsidiaries, and an appropriate allowance for loan losses is established for each bank, depending upon factors that are unique to the bank and the quality of its loan portfolio. As noted above, the ratio of the allowance for loan losses to total loans is lower than at the end of 2004. The ratio has declined as total loans have grown from $477,928 at December 31, 2004 to 492,611 at December 31, 2005, while the level of the allowance has remained relatively stable. Because of the continued excellent overall quality of the loan portfolio at one subsidiary bank and the improving quality of the loan portfolio at the second bank, it is management's judgment that the decrease in the provision for loan losses is justified and the allowance is appropriate and adequate. (See "Allowance for Loan Losses" under "Critical Accounting Policies".)

2004 vs 2003
       The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.
    An internal credit review department performs pre-credit analyses of large credits and also conducts credit review activities that provide management with an early warning of asset quality deterioration.
    The internal credit review department also prepares regular analyses of the adequacy of the provision for loans losses. These analyses include calculations based upon a mathematical formula that considers identified potential losses and makes pool allocations for historical losses for various loan types. In addition, an amount is allocated based upon such factors as changing trends in the loan mix, the effects of changes in business conditions, the effects of any changes in loan policies, and the effects of competition and regulatory factors on the loan portfolio. The internal credit review department has determined that the Company's provision for loan losses is sufficient.
    Overall asset quality has improved in 2004. Reference is made to data shown in the performance summary.

IV.Summary of Loan Loss Experience

   A. Analysis of the Allowance for Loan Losses
      The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

                                                                             December 31,
                                              ----------------------------------------------------------------------------
($ in thousands)                                   2005           2004            2003           2002           2001
==========================================================================================================================
Average net loans outstanding                       $487,130        $438,761       $405,696       $404,717       $380,910
--------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                         $ 5,729         $ 5,369        $ 5,092        $ 4,272        $ 3,886

Charge-offs:
 Commercial and industrial loans                         373             533            241            276            141
 Real estate mortgage loans                               50             120            299             61             32
 Real estate construction loans                          ---              24            ---            ---            ---
 Loans to individuals                                    678             873          1,120          1,234            955
                                              ----------------------------------------------------------------------------
 Total loans charged off                               1,101           1,550          1,660          1,571          1,128
                                              ----------------------------------------------------------------------------
Recoveries:
 Commercial and industrial loans                          55              46            104             13              8
 Real estate mortgage loans                               35              31            ---            ---            ---
 Real estate construction loans                          ---             ---            ---            ---            ---
 Loans to individuals                                    164             146            142            127             98
                                              ----------------------------------------------------------------------------
 Total recoveries                                        254             223            246            140            106
                                              ----------------------------------------------------------------------------
Net loans charged off                                    847           1,327          1,414          1,431          1,022
                                              ----------------------------------------------------------------------------
Additions charged to operations                          567           1,189          1,691          2,251          1,408
                                              ----------------------------------------------------------------------------
Acquisition of CNB                                       ---             498            ---            ---            ---
                                              ----------------------------------------------------------------------------
Balance at end of year                               $ 5,449         $ 5,729        $ 5,369        $ 5,092        $ 4,272
                                              ============================================================================
Net charge-offs to average net loans
 outstanding                                           0.17%           0.30%          0.34%          0.35%          0.27%
==========================================================================================================================

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

B.  Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

                                                              December 31,
           ------------------------------------------------------------------------------------------------------------------------
                      2005                   2004                    2003                    2002                    2001
           ------------------------------------------------------------------------------------------------------------------------
                         Percent of              Percent of               Percent of              Percent of             Percent of
                          Loans in                Loans in                 Loans in                Loans in               Loans in
 ($ in      Allowance      Each      Allowance     Each      Allowance      Each      Allowance     Each      Allowance    Each
thousands)    Amount    Category to   Amount    Category to    Amount    Category to   Amount    Category to   Amount   Category to
                        Total Loans             Total Loans              Total Loans             Total Loans            Total Loans
===================================================================================================================================
Commercial
and industrial
loans           $1,478     53.52%     $1,387       51.90%      $1,239       51.26%      $235        50.98%       $557      47.43%
-----------------------------------------------------------------------------------------------------------------------------------
Real estate
mortgage loans   1,212     23.79%        990       24.10%         970       21.56%       911        20.01%         50      19.33%
-----------------------------------------------------------------------------------------------------------------------------------
Real estate
construction
loans              420      5.50%        359        5.22%         125        6.88%       ---         5.44%        ---       4.89%
-----------------------------------------------------------------------------------------------------------------------------------
Loans to
individuals      2,190     17.19%      2,016       18.78%       2,257       20.30%     3,092        23.57%      2,909      28.35%
-----------------------------------------------------------------------------------------------------------------------------------
Unallocated        149                   977                      778                    854                      756
-----------------------------------------------------------------------------------------------------------------------------------
                $5,449    100.00%     $5,729      100.00%      $5,369      100.00%    $5,092       100.00%     $4,272     100.00%
          =========================================================================================================================

Balance Sheet

2005 vs 2004
    Total assets at December 31, 2005 were $841,498, an increase of $45,344 or 5.70% over the previous year. Acquisitions accounted for approximately $22 million of the total growth in total assets. In February 2005, BTC acquired two branches from Planters Bank and Trust Company of Virginia. This acquisition added approximately $22 million in deposits.

2004 vs 2003
    Total assets for Company at December 31, 2004 were $796,154, an increase of $87,594, or 12.36%, over December 31, 2003. The two acquisitions described in the performance summary account for much of the growth.

Loans

2005 vs 2004
    The mix of loan categories at December 31, 2005 and December 31, 2004 is shown in the following table.

                                   December 31, 2005     December 31, 2004
Real estate construction loans       $    27,116          $    25,009
Real estate mortgage loans               117,421              115,388
Commercial and industrial loans          264,149              248,523
Loans to individuals                      84,838               89,889
                                          ------               ------
Total loans                            $ 493,524            $ 478,809
                                         =======              =======

    The table illustrates that the highest level of growth in 2005 occurred in commercial and industrial loans. Real estate construction loans and real estate mortgage loans grew at a more modest rate. Loans to individuals dropped slightly. Future declines are expected in loans to individuals, as past growth in this category was driven by acquisitions. In addition, competition and other factors, including consumer use of credit cards, home equity lines and special automobile financing, make internally generated growth of consumer loans quite challenging. Acquisitions accounted for approximately $8.8 million of the overall loan growth.

2004 vs 2003
    The mix of loan categories at December 31, 2004 and December 31, 2003 is shown in the following table.

                                     December 31, 2004    December 31, 2003
Real estate construction loans (1)     $    25,009           $   28,055
Real estate loans                          115,388               87,899
Commercial and industrial loans            248,523              208,997
Loans to individuals                        89,889               82,742
                                            ------               ------
Total loans                              $ 478,809            $ 407,693
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

A.      Types of Loans
                                                              December 31,
                                     ----------------------------------------------------------------
                                         2005         2004         2003        2002        2001
=====================================================================================================
Commercial and industrial loans       $264,149     $248,523    $208,997    $209,368     $189,764
Real estate mortgage loans             117,421      115,388      87,899      82,193       77,339
Real estate construction loans          27,116       25,009      28,055      22,294       19,573
Loans to individuals                    84,838       89,889      82,742      96,762      113,413
                                     ----------------------------------------------------------------
 Total loans                          $493,524     $478,809    $407,693    $410,617     $400,089
Less unearned income and deferred
fees                                      (913)        (881)       (896)     (1,278)      (1,775)
                                     ----------------------------------------------------------------
Total loans, net of unearned income   $492,611     $477,928    $406,797    $409,339     $398,314
Less allowance for loans losses         (5,449)      (5,729)     (5,369)     (5,092)      (4,272)
                                     ----------------------------------------------------------------
 Total loans, net                     $487,162     $472,199    $401,428    $404,247     $394,042
=====================================================================================================


B.      Maturities and Interest Rate Sensitivities

                                                        December 31, 2005
                                        ---------------------------------------------------
                                                          1 - 5                   After
                                          < 1 Year        Years      5 Years      Total
======================================= ============== =========== ============ ===========
Commercial and industrial                   $76,033      $150,631    $37,485      $264,149
Real estate construction                     27,116           ---        ---        27,116
--------------------------------------- -------------- ----------- ------------ -----------
                                            103,149       150,631     37,485       291,265
Less loans with predetermined
  interest rates                             34,486        21,383     27,897        83,766
                                        -------------- ----------- ------------ -----------
Loans with adjustable rates                 $68,663      $129,248     $9,588      $207,499
======================================= ============== =========== ============ ===========

C.  Risk Elements

    Nonaccrual, Past Due and Restructured Loans

    The following table presents aggregate amounts for nonaccrual loans, restructured loans, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments.

                                                                    December 31,
                                               --------------------------------------------------------
                                                  2005       2004       2003       2002        2001
-------------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial and industrial                          $171       $354       $302        $102       $175
  Real estate mortgage                                ---         40         44         152         11
  Loans to individuals                                  7        ---          8          34        168
                                               --------------------------------------------------------
Total nonperforming loans                            $178       $394       $354        $288       $354
                                               --------------------------------------------------------
Other real estate owned, net                          376        895      1,663         537        211
                                               --------------------------------------------------------
Total nonperforming assets                           $554     $1,289     $2,017        $825      $ 565
                                               ========================================================
Accruing loans past due 90 days or more:
  Commercial and industrial                          $142       $321        $98        $462       $303
  Real estate mortgage                                247        258        619         119        277
  Loans to individuals                                157        175        214         396        400
-------------------------------------------------------------------------------------------------------
                                                     $546       $754       $931        $977       $980
=======================================================================================================

Loan loss and other industry indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table
------------------------------------------------- ------------------ ------------------ --------------
                                                         2005               2004             2003
------------------------------------------------- ------------------ ------------------ --------------
Provision for loan losses                               $   567                $ 1,189        $ 1,691
Net charge-offs to average net loans                      0.17%                  0.30%          0.34%
Allowance for loan losses to loans, net of
  unearned income and deferred fees                       1.11%                  1.20%          1.32%
Allowance for loan losses to nonperforming loans      3,061.24%              1,454.06%      1,516.67%
Allowance for loan losses to nonperforming assets        983.57                444.45%        266.19%
Nonperforming assets to loans, net of unearned
 income and deferred fees, plus other real
 estate owned                                             0.11%                  0.27%          0.49%
Nonaccrual loans                                         $  178                  $ 394          $ 354
Restructured loans                                          ---                    ---            ---
Other real estate owned, net                              $ 376                  $ 895          1,663
Total nonperforming assets                             $    554               $  1,289          2,017
Accruing loans past due 90 days or more                $    546               $    754            931
------------------------------------------------- ------------------ ------------------ --------------

 Note: Nonperforming loans include nonaccrual loans and restructured loans, but do not include accruing loans 90 days or more past due.

Securities

2005 vs 2004
    Securities available for sale were $162,833 at December 31, 2005 compared to $145,323 at December 31, 2004. This represents an increase of $17,510 or 12.05%. Securities held to maturity increased by $4,323 in 2005. During 2005 the Company sold $3,312 in securities held to maturity. Credit quality concerns prompted these sales.

2004 vs 2003
    Securities available for sale increased by $16,023 from December 31, 2003, while securities held to maturity increased by $4,531. Of that increase, approximately $9,519 was attributable to the CNB transaction. During 2004, $1,310 in securities held to maturity were sold. Credit quality concerns prompted these sales.

Maturities and Associated Yields
The following table presents the maturities for securities available for sale and held to maturity at their carrying values as of December 31, 2005 and weighted average yield for each range of maturities.

                                          =======================================================================================
                                                                          Maturities and Yields
                                                                            December 31, 2005
                                          ---------------------------------------------------------------------------------------
($ in thousands except for % data)          < 1 Year     1-5 Years     5-10 Years     > 10 Years       None          Total
=================================================================================================================================
Available for Sale
------------------
U.S. Treasury                                 $  1,004       $  946        $   1,968      $    ---   $    ---        $   3,918
                                                 5.63%        2.65%            3.97%           ---        ---            4.08%
---------------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                           ---       18,630            3,886           ---        ---           22,516
                                                   ---        4.64%            4.48%           ---        ---            4.61%
---------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                         ---        1,104           15,921        10,006        ---           27,031
                                                   ---        4.54%            4.65%         5.28%        ---            4.88%
---------------------------------------------------------------------------------------------------------------------------------
States and political                               ---          102            3,534           413        ---            4,049
 subdivision - taxable                             ---        5.88%            5.24%         7.96%        ---            5.54%
---------------------------------------------------------------------------------------------------------------------------------
States and political subdivision                   779       11,706           51,119         6,851        ---           70,455
 - nontaxable(1)                                 6.72%        5.64%            5.94%         6.27%        ---            5.93%
---------------------------------------------------------------------------------------------------------------------------------
Corporate                                          ---       12,932           18,125           ---        ---           31,057
                                                   ---        3.76%            4.91%           ---        ---            4.43%
---------------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank stock                       ---          ---              ---           ---      1,671            1,671
                                                   ---          ---              ---           ---      4.37%            4.37%
---------------------------------------------------------------------------------------------------------------------------------
Federal Reserve Bank stock                         ---          ---              ---           ---        209              209
                                                   ---          ---              ---           ---      6.00%            6.00%
---------------------------------------------------------------------------------------------------------------------------------
Other securities                                   455          ---              ---           ---      1,472            1,927
                                                 3.83%                           ---           ---      1.85%            2.31%
---------------------------------------------------------------------------------------------------------------------------------
Total                                            2,238       45,420           94,553        17,270      3,352          162,833
                                                 5.64%        4.61%            5.40%         5.74%      3.36%            5.17%
---------------------------------------------------------------------------------------------------------------------------------

Held to Maturity
----------------
U.S. Treasury                                      ---          ---             ---            ---        ---              ---
                                                   ---          ---             ---            ---        ---              ---
---------------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                           ---       17,626          10,977            ---        ---           28,603
                                                   ---        4.51%           4.48%            ---        ---            4.50%
---------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                         ---            4               3          3,987        ---            3,994
                                                   ---        7.50%           9.26%          5.74%        ---            5.74%
---------------------------------------------------------------------------------------------------------------------------------
States and political                               ---          ---           2,000            ---        ---            2,000
 subdivision - taxable                             ---          ---           5.32%            ---        ---            5.32%
---------------------------------------------------------------------------------------------------------------------------------
States and political                               ---       14,269          34,286          6,343        ---           54,898
 subdivision - nontaxable (1)                      ---        6.05%           6.14%          5.70%        ---            6.07%
---------------------------------------------------------------------------------------------------------------------------------
Corporate                                        3,002        9,468           5,743          2,000        ---           20,213
                                                 5.70%        5.98%           4.68%          5.03%        ---            5.47%
---------------------------------------------------------------------------------------------------------------------------------
Other securities                                   ---          ---             ---            ---        ---              ---
                                                   ---          ---             ---            ---        ---              ---
---------------------------------------------------------------------------------------------------------------------------------
Total                                         $  3,002     $ 41,367         $53,009      $  12,330        ---         $109,708
                                                 5.70%        5.38%           5.61%          5.60%        ---            5.52%
=================================================================================================================================

(1) Rates shown represent weighted average yield on a fully taxable basis.
    The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2005 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Financial Institution Examination Council's (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders' equity.

Deposits

2005 vs 2004
    Total deposits at December 31, 2005 were $745,649, an increase of $39,717 or 5.63%. Of that increase approximately $22 million came from first quarter acquisitions of two branch offices. Without the acquisition, deposit growth would have been approximately 2.50%. As shown in the balance sheet, time deposit and interest-bearing demand deposits experienced the highest levels of growth.

2004 vs 2003
    Total deposits grew $80,554 or 12.88% when December 31, 2004 and December 31, 2003 are compared. Of the nearly $80,000 in growth, approximately $60,000 was due to acquisitions.
    The decline in time deposits was a continuation of the trend of customers being unwilling to choose longer term deposit instruments.

A.  Average Amounts of Deposits and Average Rates Paid

    Average amounts and average rates paid on deposit categories are presented below:

                                                           December 31,
                              -----------------------------------------------------------------------
                                       2005                    2004                   2003
                              -----------------------------------------------------------------------
                                            Average                                        Average
                                Average      Rates      Average    Average     Average      Rates
 ($ in thousands)               Amounts       Paid      Amounts    Amounts     Amounts      Paid
-----------------------------------------------------------------------------------------------------
Noninterest-bearing
 demand deposits                 $ 114,186        ---    $ 93,320        ---    $ 79,760         ---
Interest-bearing
 demand deposits                   204,522      1.31%     186,106      0.84%     167,428       0.94%
Savings deposits                    57,836      0.45%      58,899      0.43%      51,646       0.63%
Time deposits                      347,471      3.23%     327,302      2.84%     317,989       3.26%
-----------------------------------------------------------------------------------------------------
Average total
 deposits                         $724,015      2.32%    $665,627      1.94%    $616,823       2.28%
=====================================================================================================

B.   Time Deposits of $100,000 or More

    The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:

                                =======================================================================
                                                          December 31, 2005
                                =======================================================================
                                 3 Months    Over 3 Months   Over 6 Months     Over 12       Total
                                  or Less      Through 6      Through 12       Months
($ in thousands)                                Months          Months
-------------------------------------------------------------------------------------------------------
  Total time
   deposits of
     $100,000 or more                  $9,362         $20,182         $29,286       $56,139     $114,969
=======================================================================================================


Derivatives and Market Risk Exposures

    The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 14, of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA's and FNMA's, with a fair value of approximately $31,040. The Company had no structured notes as of December 31, 2005. See Note 3, of Notes to Consolidated Financial Statements for additional information relating to securities.
    The Company's securities and loans are subject to credit and interest rate risk, and its deposits are subject to interest rate risk. Management considers credit risk when a loan is granted and monitors credit risk after the loan is granted. The Company maintains an allowance for loan losses to absorb losses in the collection of its loans. See Note 5, of Notes to Consolidated Financial Statements for information relating to the allowance for loan losses. See Note 15, of Notes to Consolidated Financial Statements for information relating to concentrations of credit risk. The Company has an asset/liability program to manage its interest rate risk. This program provides management with information related to the rate sensitivity of certain assets and liabilities and the effect of changing rates on profitability and capital accounts.
    The effects of changing interest rates are primarily managed through adjustments to the loan portfolio and deposit base, to the extent competitive factors allow. The investment portfolio is generally longer term. Adjustments for asset and liability management concerns are addressed when securities are called or mature and funds are subsequently reinvested. Historically, sales of securities have occurred for reasons related to credit quality or regulatory limitations. Few, if any, securities available for sale have been disposed of for the express purpose of managing interest rate risk.
    No trading activity for this purpose is planned for the foreseeable future, though it does remain an option.
    While this planning process is designed to protect the Company over the long-term, it does not provide near-term protection from interest rate shocks, as interest rate sensitive assets and liabilities do not, by their nature, move up or down in tandem in response to changes in the overall rate environment. The Company's profitability in the near term may be temporarily affected either positively by a falling interest rate scenario or negatively by a period of rising rates. See Note 16, of Notes to Consolidated Financial Statements for information relating to fair value of financial instruments and comments concerning interest rate sensitivity.

Liquidity

2005 vs 2004
    Liquidity is the ability to provide sufficient cash flow to meet financial commitments and to fund additional loan demand or withdrawal of existing deposits. Sources of liquidity include deposits, loan principal and interest repayments, sales, calls and maturities of securities, and short-term borrowings. The Company also has available a line of credit with the Federal Home Loan Bank and may borrow from the Federal Reserve Bank discount window to provide for liquidity needs. The Company maintained an adequate liquidity level during 2005 and 2004.
    Net cash provided by operating activities was $15,461 for the period ended December 31, 2005, which compares to $23,334 for the same period the previous year.
    Net cash used in investing activities was $20,036 for the period ended December 31, 2005, and $38,762 used for the period ended December 31, 2004.
    The Company obtained approximately $13,178 in acquisitions in 2005, and used $8,022 for acquisitions in 2004.
    Net cash provided in financing activities was $12,197 for the period ending December 31, 2005 and $16,188 for the period ending December 31, 2004.
    The Company has other available sources of liquidity. They include lines of credit with a correspondent bank, advances from the Federal Home Loan Bank, and Federal Reserve Bank discount window borrowings.
    Management is unaware of any commitment that would have a material and adverse effect on liquidity at December 31, 2005. Total shareholders' equity grew by $4,851 from December 31, 2004 to December 31, 2005. Earnings, net of the change in unrealized gains and losses for securities available for sale and dividends paid, accounted for most of the increase. Stock options exercised provided $164. During 2005 the Company repurchased 15,940 shares of its common stock for $744. The Tier I and Tier II risk-based capital ratios at December 31, 2005 were 13.1% and 14.1%, respectively.

2004 vs 2003
    The Company maintained an adequate liquidity level during 2004 and 2003.
    Net cash provided by operating activities was $23,334 for the period ended December 31, 2004, which compares to $14,793 for the same period the previous year.
    Net cash used in investing activities was $38,762 for the period ended December 31, 2004, and $27,976 used for the period ended December 31, 2003.
    The Company used approximately $8,022 in acquisitions, and it had no acquisitions in 2003. Net cash provided in financing activities was $16,188 for the period ending December 31, 2004 and $12,600 for the period ending December 31, 2003. The substantial changes in cash used in investing activities and cash provided by financing activities are due to the CNB and FNB-SE transactions.
    Included in the supplemental cash flow data is interest paid on deposits, which declined substantially when the periods December 31, 2004 and December 31,

2003 are compared. The decrease is due to a decline in interest expense due to the lower interest rate environment.
    The Company has other available sources of liquidity. They include lines of credit with a correspondent bank, advances from the Federal Home Loan Bank, and Federal Reserve Bank discount window borrowings.
    Total shareholders' equity grew by $6,447 from December 31, 2003 to December 31, 2004. Earnings, net of the change in unrealized gains and losses for securities available for sale and dividends paid, accounted for most of the increase. Stock options exercised provided $172. During the third quarter the Company repurchased 5,000 shares of the common stock for $217. The Tier I and Tier II risk-based capital ratios at December 31, 2004 were 12.36% and 13.39%, respectively.

Recent Accounting Pronouncements

    See Note 1, of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

    Total shareholders' equity at December 31, 2005 was $91,939, an increase of $4,851 or 5.57%. Total average capital to total average assets was 11.04% for 2005, which compares to 11.21% in 2004. Of the increase, net income accounted for $12,424, offset by dividends to shareholders in the amount of $4,991. Stock repurchased during the year cost $744, while stock options exercised resulted in an addition to capital of $164.

Off-Balance Sheet Arrangements

    The Company's off-balance sheet arrangements are detailed in the table below.

                                                        Payments Due by Period
                                                    Less Than       1-3         3-5      More Than
                                         Total       1 Year        Years       Years      5 Years
----------------------------           ---------   ----------    ---------    -------    ----------
Commitments to extend credit           $ 108,885      108,885          ---       ---          ---
Standby letters of credit                  5,137        5,137          ---       ---          ---
Mortgage    loans   with   potential      17,915       17,915          ---       ---          ---
recourse
Commitments to invest in LLC's               885          885          ---       ---          ---
Operating leases                           1,168          207          443       330          188
                                        ---------   ----------    ---------    -------    ---------
Total                                  $ 133,990      133,029          443       330          188
                                      ===========   ==========    =========    =======    =========


    In the normal course of business the Company's banking affiliates extend lines of credit to their customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.
    Standby letters of credit are also issued to the banks' customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $15 in 2005.
    While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it could draw funds. Sale of the loans would also be an option.
    The Company also sells mortgages on the secondary market for which there are recourse agreements should the borrower default.
    Operating leases are for buildings used in the day-to-day operations of the Company.

    During the fourth quarter of 2005 the Company announced that it would merge its BTC affiliate into its NBB affiliate. This merger is scheduled to occur in the second quarter of 2006. Management believes that greater operational efficiency will result from this merger.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Information about market risk is set forth above in the "Interest Rate Sensitivity" and "Derivatives and Market Risk Exposure" sections of the Management's Discussion and Analysis, which are in this report on pages 20 and 32, respectively.

Item 8.  Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS

$ In thousands, except share data.                                                      December 31,
                                                                                    2005          2004
------------------- ----------------------------------------------------------- -------------- -----------
Assets              Cash and due from banks                                      $ 20,115        12,493
                    Interest-bearing deposits                                      10,279        22,463
                    Securities available for sale, at fair value                  162,833       145,323
                    Securities held to maturity (fair value approximates
                     $109,513 at December 31, 2005 and $107,697 at December 31,
                     2004)                                                        109,708       105,385
                    Mortgage loans held for sale                                      ---         1,003
                    Loans:
                            Real estate construction loans                         27,116        25,009
                            Real estate mortgage loans                            117,421       115,388
                            Commercial and industrial loans                       264,149       248,523
                            Loans to individuals                                   84,838        89,889
                                                                                   ------        ------
                                  Total loans                                     493,524       478,809
                            Less unearned income and deferred fees                   (913)         (881)
                                                                                     ----          ----
                            Loans, net of unearned income and deferred fees
                                                                                   492,611      477,928
                            Less allowance for loan losses                          (5,449)      (5,729)
                                                                                    -------      -------
                                   Loans, net                                      487,162      472,199
                                                                                   -------      -------
                    Premises and equipment, net                                     12,808       12,104
                    Accrued interest receivable                                      5,145        4,870
                    Other real estate owned, net                                       376          895
                    Intangible assets and goodwill                                  17,113       16,924
                    Other assets                                                    15,959        2,495
                                                                                    ------        -----
                                   Total assets                                  $ 841,498    $ 796,154
                                                                                 =========    =========

Liabilities and     Noninterest-bearing demand deposits                          $ 112,445      106,189
Stockholders'       Interest-bearing demand deposits                               225,611      198,897
Equity              Saving deposits                                                 54,505       62,817
                    Time deposits                                                  353,088      338,029
                                                                                   -------      -------
                                   Total deposits                                  745,649      705,932
                                                                                   -------      -------
                    Other borrowed funds                                               357          297
                    Accrued interest payable                                           725          483
                    Other liabilities                                                2,828        2,354
                                                                                     -----        -----
                                   Total liabilities                               749,559      709,066
                                                                                   -------      -------
                    Commitments and contingencies
                    Stockholders' equity:
                           Preferred stock, no par value, 5,000,000 shares
                           authorized; none issued and outstanding                     ---          ---
                             Common stock of $2.50 par value. Authorized
                             10,000,000 shares; issued and outstanding, 3,509,937
                             shares - 2005, and 3,519,002 - 2004                     8,775        8,797
                            Retained earnings                                       84,610       77,735
               Accumulated other comprehensive income (loss), net                   (1,446)         556
                                                                                    ------          ---
                           Total stockholders' equity
                                                                                    91,939       87,088
                                                                                    ------       ------

                                    Total liabilities and stockholders'equity    $ 841,498    $ 796,154
                                                                                 =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

$ In thousands, except per share
data. Years ended December 31,
                                                                      2005       2004          2003
---------------- -------------------------------------------------- ---------- ---------- ----------
Interest         Interest and fees on loans                          $ 33,234   $ 29,812   $ 29,798
Income           Interest on federal funds sold                           ---          5         16
                 Interest on interest-bearing deposits                    508        196        230
                 Interest on securities - taxable                       6,501      6,184      5,668
                 Interest on securities - nontaxable                    5,137      5,295      5,369
                                                                        -----      -----      -----
                         Total interest income                         45,380     41,492     41,081
                                                                       ------     ------     ------
Interest         Interest on time deposits of $100,000 or more          3,942      3,138      3,016
Expense          Interest on other deposits                            10,215      7,973      9,234
                 Interest on borrowed funds                                23         14          2
                                                                           --         --          -
                         Total interest expense                        14,180     11,125     12,252
                                                                       ------     ------     ------
                         Net interest income                           31,200     30,367     28,829
                 Provision for loan losses                                567      1,189      1,691
                                                                          ---      -----      -----
                         Net interest income after provision for
                           loan losses                                 30,633     29,178     27,138
                                                                       ------     ------     ------
Noninterest      Service charges on deposit accounts                    3,099      3,003      2,597
Income           Other service charges and fees                           298        252        267
                 Credit card fees                                       2,179      1,839      1,612
                 Trust income                                           1,398      1,436      1,132
                 Other income                                             639        444        448
                 Realized securities gains, net                           ---        168        130
                                                                          ---        ---        ---
                         Total noninterest income                       7,613      7,142      6,186
                                                                        -----      -----      -----
Noninterest      Salaries and employee benefits                        11,265     10,498      9,568
Expense          Occupancy and furniture and fixtures                   1,931      1,797      1,655
                 Data processing and ATM                                1,455      1,302      1,164
                 Credit card processing                                 1,687      1,502      1,244
                 Intangible assets and goodwill amortization            1,117        967        954
                 Net costs of other real estate owned                     275        201        178
                 Other operating expenses                               4,168      4,069      3,883
                                                                        -----      -----      -----
                         Total noninterest expense                     21,898     20,336     18,646
                                                                       ------     ------     ------
                 Income before income taxes                            16,348     15,984     14,678
                 Income tax expense                                     3,924      3,754      3,236
                                                                        -----      -----      -----
                         Net income                                  $ 12,424   $ 12,230   $ 11,442
                                                                     ========   ========   ========
                         Basic net income per share                   $  3.54    $  3.48    $  3.26
                                                                      =======    =======    =======
                         Fully diluted net income per share           $  3.52    $  3.46    $  3.24
                                                                      =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY $ In thousands, except per share data.

                                                             Accumulated
                                                                Other
                                      Common     Retained    Comprehensive   Comprehensive
                                       Stock    Earnings    Income (Loss)       Income       Total
------------------------------------ ---------- ---------- ---------------- --------------- ----------
Balance at December 31, 2002           $ 8,778   $ 62,525        $ 1,798                      $ 73,101
Net income                                 ---     11,442            ---          11,442        11,442
Other comprehensive loss:
Unrealized holding gains on
 available for sale securities net
 of deferred taxes of $28                  ---        ---            ---              52           ---
Less: reclassification adjustment,
 net of income taxes of $(46)              ---        ---            ---             (84)          ---
Minimum pension liability
 adjustment net of deferred taxes
 of $8                                     ---        ---            ---              24           ---
                                                                             ---------------
Other comprehensive loss, net of
 tax of $(10)                              ---        ---             (8)             (8)           (8)
                                                                             ---------------
Total comprehensive income                 ---        ---             ---       $ 11,434           ---
                                                                             ===============
Cash dividends ($1.13 per share)           ---     (3,971)            ---                       (3,971)
Exercise of stock options                   10         67             ---                           77
                                      ---------- ---------- ---------------- --------------- ----------
Balance at December 31, 2003           $ 8,788     70,063         $ 1,790                     $ 80,641
Net income                                 ---     12,230             ---       $ 12,230      $ 12,230
Other comprehensive loss:
Unrealized holding losses on
 available for sale securities net
 of deferred taxes of $(516)               ---        ---             ---           (958)          ---
Less: reclassification adjustment,
 net of income taxes of $7                 ---        ---             ---             12           ---
Minimum pension liability
 adjustment, net of deferred taxes
  of $(155)                                ---        ---             ---           (288)          ---
                                                                             ---------------
Other comprehensive loss, net of
 tax of $(664)                             ---        ---          (1,234)         (1,234)      (1,234)
                                                                             ---------------
Total comprehensive income                 ---        ---             ---        $ 10,996          ---
                                                                             ===============
Cash dividend ($1.28 per share)            ---     (4,504)            ---                       (4,504)
Exercise of stock options                   22        150             ---                          172
Common stock repurchase                    (13)      (204)            ---             ---         (217)
                                      ---------- ---------- ---------------- --------------- ----------
Balance at December 31, 2004           $ 8,797   $ 77,735           $ 556                     $ 87,088
Net income                                 ---     12,424             ---          12,424       12,424
Other comprehensive loss:
Unrealized holding losses on
 available for sale securities net
 of deferred taxes of $(1,026)             ---        ---             ---          (1,906)         ---
Less: reclassification adjustment,
 net of income taxes of $(66)              ---        ---             ---            (123)         ---
Minimum pension liability
 adjustment, net of deferred taxes
 of $14                                    ---        ---              ---             27          ---
                                                                             ---------------
Other comprehensive loss, net of
 tax of $(1,078)                           ---        ---           (2,002)        (2,002)      (2,002)
                                                                             ---------------
Total comprehensive income                 ---        ---              ---       $ 10,422          ---
                                                                             ===============
Cash dividend ($1.42 per share)            ---     (4,991)             ---                      (4,991)
Exercise of stock options                   17        147              ---                         164
Common stock repurchase                    (39)      (705)             ---                        (744)
                                      ---------- ---------- ---------------- --------------- ----------
Balance at December 31, 2005           $ 8,775   $ 84,610         $ (1,446)                   $ 91,939
                                      ========== ========== ================                 ==========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,                                               2005         2004       2003
$ in thousands                                                      ------------ ----------- ----------

Cash              Net income                                           $12,424      12,230     11,442
Flows             Adjustment to reconcile net income to net cash
from               provided by operating activities:
Operating            Provision for loan losses                             567       1,189      1,691
Activities           Deferred income tax expense (benefit)                  69         (18)      (200)
                     Depreciation of premises and equipment              1,017         953        924
                     Amortization of intangibles                         1,117         967        954
                     Amortization of premiums and accretion of
                        discounts, net                                     395         335        359
                     (Gains) losses on sale and calls of securities
                        available for sale, net                           (189)         95        (79)
                     (Gains) losses on calls of securities held to
                        maturity, net                                      189        (263)       (51)
                     Losses and writedowns on other real estate
                        owned                                              137         139         94
                     Originations of mortgage loans held for sale      (16,912)    (17,938)   (37,039)
                     Sales of mortgage loans held for sale              17,915      17,649     37,171
                     Losses on sale and disposal of fixed assets             7         ---         40
                     Net change in:
                        Accrued interest receivable                       (275)       (260)      (320)
                        Other assets                                    (1,716)      8,253        216
                        Accrued interest payable                           242          (6)      (211)
                        Other liabilities                                  474           9       (198)
                                                                           ---           -       ----
                     Net cash provided by operating activities          15,461      23,334     14,793
                                                                        ------      ------     ------
Cash              Net change in federal funds sold                         ---         ---      1,724
Flows             Net change in interest-bearing deposits               12,184      13,757    (17,402)
from              Proceeds from repayments of mortgage-backed
Investing           securities                                           7,333       7,373      9,872
Activities        Proceeds from sales of securities available for
                    sale                                                 2,999          94      1,193
                  Proceeds from calls and maturities of securities
                    available for sale                                  12,663      18,765     15,127
                  Proceeds from calls and maturities of securities
                    held to maturity                                    13,379       7,971     20,632
                  Proceeds from the sale of securities held to
                    maturity                                             3,312       1,310      1,093
                  Purchases of securities available for sale           (42,635)    (31,849)   (35,818)
                  Purchases of securities held to maturity             (22,404)    (15,788)   (23,185)
                  Purchases of loan participations                      (3,715)     (1,668)    (6,619)
                  Collections of loan participations                     1,361       1,499      9,579
                  Acquisitions, net of cash received                    13,178      (8,022)       ---
                  Loan originations and principal collections, net      (4,764)    (30,495)    (3,592)
                  Purchase of bank owned life insurance                (12,000)        ---        ---
                  Proceeds from disposal of other real estate owned        547       1,031        294
                  Recoveries on loans charged off                          254         223        246
                  Additions to premises and equipment                   (1,748)     (2,966)    (1,527)
                  Proceeds from sale of premises and equipment              20           3        407
                                                                            --           -       ---
                     Net cash used by investing activities             (20,036)   (38,762)   (27,976)
                                                                       --------    --------   --------
Cash              Net change in time deposits                            7,492         495     (3,814)
Flows             Net change in other deposits                          10,216      20,080     20,921
from              Net change in other borrowed funds                        60         162       (613)
Financing         Cash dividends paid                                   (4,991)     (4,504)    (3,971)
Activities        Common stock repurchase                                 (744)       (217)       ---
                  Stock options exercised                                  164         172        (77)
                                                                           ---         ---        ---
                     Net cash provided by financing activities          12,197      16,188     12,600
                                                                        ------      ------     ------
Supplemental      Net change in cash and due from banks                  7,622         760       (583)
Disclosures       Cash and due from banks at beginning of year          12,493      11,733     12,316
of Cash Flow                                                            ------      ------     ------
Information       Cash and due from banks at end of year               $20,115     $12,493    $11,733
                                                                       =======     =======    =======
                  Interest paid on deposits and borrowed funds         $13,938     $11,131    $12,463
                                                                       =======     =======    =======
                  Income taxes paid                                      4,127       3,578      3,338
Supplemental      Loans charged against the allowance for loan
Disclosures         losses                                               1,101       1,550      1,660
of Noncash        Loans transferred to other real estate owned             165         402      1,514
Activities        Unrealized gain (loss) on securities available
                    for sale                                            (3,125)     (1,455)         3
                  Minimum pension liability adjustment                     (41)        428        (41)



CONSOLIDATED      STATEMENTS OF CASH FLOWS (continued) Transactions related to acquisitions: Increase in assets and liabilities:
                     Investments                                           ---      10,052        ---
                     Loans                                               8,831      40,371        ---
                     Deposits                                           22,009      59,979        ---

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

Securities
    Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company has no securities classified as trading securities at December 31, 2005 or 2004.
    Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.


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

Premises and Equipment
    Land is carried at cost. Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is charged to expense over the estimated useful lives of the assets on the straight-line basis. Depreciable lives include 40 years for premises, 3-10 years for furniture and equipment, and 3 years for computer software. Costs of maintenance and repairs are charged to expense as incurred and improvements are capitalized.

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

Intangible Assets
    Included in other assets are deposit intangibles of $11,108 and $10,882 at December 31, 2005 and 2004, respectively, and goodwill of $6,005 and $6,042 at December 31, 2005 and 2004, respectively. Deposit intangibles are being amortized on a straight-line basis over a ten- or twelve-year period, and goodwill still being amortized on a straight-line basis is over a fifteen-year period. Goodwill from the CNB acquisition is not being amortized, but is subject to annual impairment testing.

Stock-Based Compensation
    At December 31, 2005, the Company had a stock-based employee compensation plan which is described more fully in Note 9. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                       Years Ended December 31,
                                             ----------------------------------------------
                                                 2005           2004             2003
                                             ------------- ---------------- ---------------
                                                 (In thousands, except per share data)
Net income as reported                        $  12,424        $   12,230           11,442
Deduct: Total stock-based employee
 compensation expense determined under the
 fair value based method for all awards            (594)             (102)             (61)
                                             ------------- ---------------- ---------------
Pro forma net income                             11,830            12,128           11,381
Earnings per share:                          ============= ================ ===============
   Basic-as reported                             $ 3.54            $ 3.48           $ 3.26
                                             ============= ================ ===============
   Basic-pro forma                               $ 3.37            $ 3.45           $ 3.24
                                            ============= ================ ===============
   Diluted-as reported                           $ 3.52            $ 3.46           $ 3.24
                                            ============= ================ ===============
   Diluted-pro forma                             $ 3.35            $ 3.43           $ 3.22
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
                                               2005        2004         2003
                                               ----        ----         ----
Average number of common shares
  outstanding                             3,514,529    3,517,982    3,512,896
Effect of dilutive options                   16,314       19,944       20,364
                                             ------       ------       ------
Average number of common shares
 outstanding used  to calculate diluted
 earnings per share                       3,530,843    3,537,926    3,533,260
                                          =========    =========    =========

    In 2005 and 2004, stock options representing 27,000 and 13,125 shares, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive. There were no anti-dilutive stock options excluded during 2003.

Advertising
    The Company practices the policy of charging advertising costs to expenses as incurred. In 2005, the Company charged $210 to expenses, and in 2004, $226 was expensed.

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

Recent Accounting Pronouncements

    In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (FSP 115-1). The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment's cost and its fair value when an impairment is determined. FSP 115-1 is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Corporation does not anticipate the amendment will have a material effect on its financial statements.

    In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement. " The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

    In December 2004, FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment" (SFAS No. 154), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 "Statement of Cash Flows" requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107), which expresses the SEC's views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Corporation will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. In December 2005, the Company accelerated the vesting of all unvested stock options (which totaled 71,000) in order to eliminate recognition of compensation expense associated with the affected options. The Company anticipates that the aggregate pre-tax compensation expense associated with the accelerated options that will be avoided by this action is approximately $448,000, of which approximately $168,000 would have been recognized in 2006. The Company will comply with SFAS No. 123R to account for compensation cost associated with stock options that may be granted in 2006 and subsequent years. The impact on future financial statements is unknown, as the grant and number of stock options is discretionary and is determined annually by the Company's board of directors.

    In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Corporation or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Corporation. The Corporation adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Corporation's financial statements.

Note 2: Restriction on Cash
    As members of the Federal Reserve System, the Company's subsidiary banks are required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2005 and 2004, the aggregate amounts of daily average required balances approximated $5,884 and $3,138, respectively.

Note 3: Securities
    The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

                                                                   December 31, 2005
                                                                 Gross            Gross
  Available for sale:                            Amortized     Unrealized      Unrealized
                                                   Cost          Gains            Losses    Fair Value
  -------------------------------------------- -------------- ------------- -------------- --------------
  U.S. Treasury                                      $ 4,037          $  3         $  122        $ 3,918
  --------------------------------------------
  U.S. Government agencies and corporations           22,774           ---            258         22,516
  States and political subdivisions                   74,238         1,035            769         74,504
  Mortgage-backed securities                          27,323            95            387         27,031
  Corporate debt securities                           32,090           122          1,155         31,057
  Federal Home Loan Bank stock-restricted              1,671           ---            ---          1,671
  Federal Reserve Bank stock-restricted                  209           ---            ---            209
  Other securities                                     1,770           157            ---          1,927
                                                       -----           ---            ---          -----
      Total securities available for sale          $ 164,112       $ 1,412        $ 2,691      $ 162,833
                                                   =========       =======        =======      =========

                                                                  December 31, 2004
                                                                 Gross         Gross
Available for sale:                             Amortized     Unrealized     Unrealized
                                                   Cost          Gains         Losses      Fair Value
                                               ------------- -------------- ------------- -------------
U.S. Treasury                                       $ 4,041          $  32         $  59       $ 4,014
----------------------------------------------
U.S. Government agencies and corporations             6,831             55            11         6,875
States and political subdivisions                    77,689          1,886           433        79,142
Mortgage-backed securities                           17,609            284            29        17,864
Corporate debt securities                            33,880            539           571        33,848
Federal Home Loan Bank stock-restricted               1,603            ---           ---         1,603
Federal Reserve Bank stock-restricted                   209            ---           ---           209
Other securities                                      1,615            153           ---         1,768
                                                      -----            ---           ---         -----
    Total securities available for sale           $ 143,477        $ 2,949       $ 1,103     $ 145,323
                                                  =========        =======       =======     =========

    The amortized cost and fair value of single maturity securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2005.

                                                   December 31, 2005
                                          Amortized Cost       Fair Value
                                        ------------------ -----------------
Due in one year or less                          $  2,239           $  2,238
Due after one year through five years              46,094             45,420
Due after five years through ten years             95,398             94,553
Due after ten years                                17,186             17,270
No maturity                                         3,195              3,352

                                        ------------------ -----------------
                                                $ 164,112          $ 162,833
                                                  =======            =======


        The amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows:

                                                           December 31, 2005
                                                            Gross        Gross
Held to maturity:                           Amortized    Unrealized   Unrealized
                                               Cost         Gains       Losses     Fair Value
                                           ------------- ------------ ------------ -----------
U.S. Government agencies and corporations     $  28,603       $  ---       $  633   $  27,970
States and political subdivisions                56,898          891          262      57,527
Mortgage-backed securities                        3,994           54           35       4,013
Corporate debt securities                        20,213          316          526      20,003
                                                 ------          ---          ---      ------
         Total securities held to maturity    $ 109,708       $1,261     $  1,456   $ 109,513
                                                =======        =====        =====     =======


                                                          December 31, 2004
                                                        Gross          Gross
Held to maturity:                          Amortized    Unrealized  Unrealized
                                             Cost         Gains       Losses      Fair Value
                                         -------------- ----------- ------------ -------------
U.S. Government agencies and
  corporations                               $  16,976       $  40       $  143     $  16,873
States and political subdivisions               55,310       1,687           44        56,953
Mortgage-backed securities                       3,054         113            2         3,165
Corporate debt securities                       30,045       1,002          341        30,706
                                                ------       -----          ---        ------
                                             $ 105,385      $2,842       $  530     $ 107,697
Total securities held to maturity              =======       =====          ===       =======


    The amortized cost and fair value of single maturity securities held to maturity at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2005.

                                December 31, 2005
                                 Amortized Fair
                                   Cost Value
                                         ---------------- -------------
Due in one year or less                          $ 3,002       $ 2,997
Due after one year through five years             41,367        41,491
Due after five years through ten years            53,009        52,881
Due after ten years                               12,330        12,144
                                                  ------        ------
                                               $ 109,708      $109,513
                                               =========      ========

    Information pertaining to securities with gross unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                                          December 31, 2005
                                              Less Than 12 Months       12 Months or More
                                              -------------------     ----------------------
                                                Fair     Unrealized    Fair     Unrealized
                                                Value      Loss        Value       Loss
                                              --------   ---------   --------   ---------
U. S. Government agencies and corporations    $ 38,913         541  $ 11,698          485
State and political subdivisions                28,660         429     15,625         601
Mortgage-backed securities                      22,169         333      3,132          76
Corporate debt securities                       12,052         200     25,881       1,482
                                                ------         ---     ------       -----
Total temporarily impaired securities        $ 101,794       1,503   $ 56,336       2,644
                                               =======       =====     ======       =====

                                                         December 31, 2004
                                               Less Than 12 Months     12 Months or More
                                             -------------------     ----------------------
                                               Fair     Unrealized    Fair    Unrealized
                                              Value        Loss       Value      Loss
                                             --------   ---------   --------   ---------
U. S. Government agencies and corporations   $ 15,012         170    $  3,862         43
State and political subdivisions               20,270         340       4,803        137
Mortgage-backed securities                      5,173          31         ---        ---
Corporate debt securities                      20,168         344       9,285        568
                                               ------         ---       -----        ---
Total temporarily impaired securities        $ 60,623         885    $ 17,950        748
                                               ======         ===      ======        ===

    The Company had 242 securities with a fair value of $158,130 which were temporarily impaired at December 31, 2005. The total unrealized loss on these securities was $4,147. Losses are attributed to interest rate movements. Credit quality of the securities portfolio is continuously monitored by management. The Company has the ability and intent to hold these securities until maturity. Therefore, the losses associated with these securities are not considered other than temporary at December 31, 2005.
    At December 31, 2005 and 2004, securities with a carrying value of $60,409 and $49,206, respectively, were pledged to secure trust deposits and for other purposes as required or permitted by law.
    As members of the Federal Reserve and the Federal Home Loan Bank (FHLB) of Atlanta, NBB and BTC are required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB and BTC's capital and a percentage of qualifying assets. In addition, NBB and BTC are eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans totaling approximately $109,140, and NBB and BTC's capital stock investment in the FHLB.

Note 4: Loans to Officers and Directors
    In the ordinary course of business, the Company, through its banking subsidiaries, has granted loans to executive officers and directors of Bankshares and its subsidiaries amounting to $3,941 at December 31, 2005 and $2,526 at December 31, 2004. During the year ended December 31, 2005 total principal additions were $3,184 and principal payments were $1,769.

Note 5: Allowance for Loan Losses
    An analysis of the allowance for loan losses follows:

                                                      Years ended December 31,
                                                   2005         2004         2003
                                                ------------ ------------ ------------
Balance at beginning of year                     $5,729        $5,369        $5,092
Provision for loan losses                           567         1,189         1,691
Loans charged off                                (1,101)       (1,550)       (1,660)
Recoveries of loans previously charged off          254           223           246
Acquisition of bank                                 ---           498           ---
                                                ------------ ------------ ------------
Balance at end of year                           $5,449        $5,729        $5,369
                                                ============ ============ ============

The following is a summary of information pertaining to impaired loans:

                                                           December 31,
                                                   2005       2004       2003
                                                 ---------- ---------- ---------
Impaired loans without a valuation allowance         $ 174      $ 275      $ 365
Impaired loans with a valuation allowance              ---         79        506
                                                 ---------- ---------- ---------
Total impaired loans                                 $ 174      $ 354      $ 871
                                                 ========== ========== =========
Valuation allowance related to impaired loans          ---         55        135
                                                 ========== ========== =========


                                                    Years ended December 31,
                                                     2005      2004     2003
                                                   --------- --------- --------
 Average investment in impaired loans                  $274      $601     $353
 Interest income recognized on impaired loans           ---       ---       66
 Interest income recognized on a cash basis on
   impaired loans                                        11       ---      ---
                                                   --------- --------- --------

    No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at December 31, 2005 and 2004 were $7 and $40, respectively. If interest on these loans had been accrued, the income would have been $0 and $2 respectively. Loans past due greater than 90 days which continue to accrue interest totaled $546 and $754 at December 31, 2005 and 2004, respectively.

Note 6: Premises and Equipment
    A summary of the cost and accumulated depreciation of premises and equipment follows:

                                               December 31,
                                           2005           2004
                                       -------------- --------------
Premises                                 $   14,028         12,985
Furniture and equipment                      10,324          9,618
Construction-in-progress                        460            564
                                       -------------- --------------
                                         $   24,812         23,167
Accumulated depreciation                    (12,004)       (11,013)
                                       -------------- --------------
                                           $ 12,808         12,104
                                       ============== ==============

    Depreciation expense for the years ended December 2005, 2004 and 2003 amounted to $1,017, $953 and $924, respectively.
    The Company leases branch facilities under noncancellable operating leases. The future minimum lease payments under these leases (with initial or remaining lease terms in excess of one year) as of December 31, 2005 are as follows: $207 in 2006, $220 in 2007, $223 in 2008, $193 in 2009, $137 in 2010, and $188
thereafter.

Note 7: Deposits
    The aggregate amounts of time deposits in denominations of $100 or more at December 31, 2005 and 2004 were $114,969 and $105,336, respectively.
    At December 31, 2005 the scheduled maturities of time deposits are as follows:

           2006        $ 181,868
           2007           68,448
           2008           36,120
           2009           26,616
           2010           39,514
        Thereafter           522
                      ----------
                       $ 353,088
                      ==========

    At December 31, 2005 and 2004, overdraft demand deposits reclassified to loans totaled $491 and $581, respectively.

Note 8: Employee Benefit Plans
401(k) Plan
    The Company has a Retirement Accumulation Plan qualifying under IRS Code
Section 401(k), in which Bankshares, NBB, BTC and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan. Employee contributions are matched by the employer based on a percentage of an employee's total annual compensation contributed to the plan. For the years ended December 31, 2005, 2004 and 2003, NBB and BTC contributed $275, $260 and $231, respectively, to the plan.

Employee Stock Ownership Plan
    Bankshares has a nonleveraged Employee Stock Ownership Plan (ESOP) which enables employees of Bankshares and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan's January 1 and July 1 enrollment dates to own Bankshares common stock. Contributions to the ESOP are determined annually by the Board of Directors. Contribution expense amounted to $373, $410 and $389 in the years ended December 31, 2005, 2004 and 2003, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2005, the number of allocated shares held by the ESOP was 111,605 and the number of unallocated shares was 4,771. All shares held by the ESOP are treated as outstanding in computing the Company's basic net income per share. Upon reaching age 55 with ten years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and Bankshares or the ESOP, with the agreement of the Trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require Bankshares or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of its distribution.

Defined Benefit Plan
    The Company's plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. Information pertaining to activity in the plan is as follows:

                                                             December 31,
                                                2005              2004            2003
                                          ----------------- ----------------- ---------------
Change in benefit obligation
Benefit obligation at beginning of year           $ 10,220           $ 8,477         $ 7,078
Service cost                                           572               497             427
Interest cost                                          585               538             501
Actuarial loss                                         444               900             938
Benefits paid                                       (1,089)             (192)           (467)
                                                   --------           -------          ------
    Benefit obligation at end of year               10,732            10,220           8,477
                                                   --------           -------          ------
Change in plan assets
Fair value of plan assets at beginning of year       6,392             5,415           4,504
Actual return on plan assets                           420               424             729
Employer contribution                                  505               745             649
Benefits paid                                       (1,089)             (192)           (467)
                                                   --------           -------          ------
    Fair value of plan assets at end of year         6,228             6,392           5,415
                                                   --------           -------          ------
Funded status                                       (4,504)           (3,828)         (3,062)
Unrecognized net actuarial loss                      3,981             3,561           2,693
Unrecognized prior service cost                         46                55              64
Unrecognized transition asset                          (64)              (76)            (88)
                                                   --------           -------          ------
    Net accrued pension cost                       $  (541)          $  (288)        $  (393)
                                                   ========          ========        ========

    The accumulated benefit obligations at December 31, 2005, 2004 and 2003 were $7,790, $7,756 and $6,456, respectively.

Amounts recognized in the consolidated balance sheets:

                                                                December 31,
                                                      2005            2004          2003
                                               ----------------- --------------- -------------
Accrued benefit liabilities                        $ (1,562)       $ (1,364)      $(1,041)
Intangible asset                                         46              55            64
Deferred tax asset                                      357             376           227
Accumulated other comprehensive income                  618             645           357
                                                        ---             ---           ---
Net amount recognized                                $ (541)         $ (288)       $ (393)
                                                       =====           =====         =====

The components of net periodic cost are as follows:

                                                           Years ended December 31,
                                                 2005                2004              2003
                                             --------------- ------------------- -----------------
Service cost                                    $ 572             $ 498              $ 427
Interest cost                                     585               538                501
Expected return on plan assets                   (547)             (512)              (418)
Amortization of prior service cost                  9                 9                  9
Recognized net actuarial loss                     151               120                111
Amortization of transition asset                  (12)              (13)               (13)
                                                  ----              ----               ----
    Net periodic benefit cost                   $ 758             $ 640              $ 617
                                                =====               ===                ===

The weighted average assumptions used to determine benefit obligations are as follows:

                                                  2005              2004               2003
                                             --------------- ------------------- -----------------
Weighted assumptions as of December 31,
Weighted average discount rate                   6.00%             6.00%              6.50%
Expected return on plan assets                   9.00%             9.00%              9.00%
Rate of compensation increases                   4.00%             4.00%              4.00%

The weighted average assumptions used to determine net periodic benefit cost are as follows:
                                                      2005             2004             2003
                                                 --------------- ----------------- ---------------
Weighted average assumptions as of December 31,
Weighted average discount rate                       6.00%            6.50%            7.00%
Expected return on plan assets                       9.00%            9.00%            9.00%
Rate of compensation increase                        4.00%            4.00%            4.00%

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

    The pension plan's weighted average asset allocations at October 31, 2005 and 2004 are as follows:

Asset Allocation
                                          2005               2004
----------------------------------- ----------------- -------------------
U. S. Government obligations               17%                13%
Mutual funds - equity                      30%                39%
Corporate bonds                            14%                14%
Equity securities                          33%                31%
Other                                       6%                  3%
                                            --                  --
                                          100%               100%
                                          ====               ====

    The Company expects to contribute $293 to the plan in 2006.

    Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

      2006              $ 66
      2007                71
      2008               132
      2009               336
      2010               398
      2011 - 2015      3,413

Note 9: Stock Option Plan
    The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of Bankshares and its subsidiaries an opportunity to acquire shares of National Bankshares, Inc. common stock. The purpose of the 1999 Stock Option Plan is to promote the success of Bankshares and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 250,000 shares of Bankshares common stock may be granted. The 1999 Stock Option Plan is administered by the Stock Option Committee, which is the NBI Board of Directors' Compensation Committee, made up entirely of independent directors of National Bankshares, Inc. The Stock Option Committee may determine whether options are incentive stock options or nonqualified stock options and may determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limits the maximum term of any option granted to ten years, states that options may be granted at not less than fair market value on the date of the grant and contains certain other limitations on the exercisability of incentive stock options. The options generally vest 25% after one year, 50% after two years, 75% after three years and 100% after four years. On December 29, 2005, the Company's Board of Directors passed a resolution stating that all 71,000 previously granted, but unvested, stock options be immediately vested. The vesting was made subject to the provision that any shares of NBI common stock obtained by an option grantee by exercise of an option subject to accelerated vesting may not be sold or otherwise transferred prior to the expiration of the option's original vesting period. This action was taken to reduce the impact of the "Statement of Financial Accounting Standards No. 123R, Share-Based Payment" on the Company's earnings over the remainder vesting period of the stock options. At the discretion of the Stock Option Committee, options may be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of National Bankshares, Inc. At December 31, 2005, there were 143,000 additional shares available for grant under the plan.

A summary of the status of the Company's stock option plan is presented below:

                                              2005                    2004                  2003
                                    ----------------------- ------------------------- -----------------------
                                    Number of    Weighted     Number of    Weighted     Number     Weighted
                                      Shares     Average        Shares      Average    of Shares    Average
                                                 Exercise                  Exercise                Exercise
                                                   Price                     Price                   Price
                                    ----------- ----------- ------------- ----------- ---------- ------------
Outstanding, beginning of year       74,875        $ 36.53      64,000       $ 30.24     51,500      $ 24.06
Granted                              19,500          46.00      19,500         49.85     16,500        46.65
Exercised                            (6,875)         23.80      (8,625)        19.95     (4,000)       19.16
Forfeited                            (1,250)         28.32         ---           ---        ---          ---
                                     -------                    -------                  -------
Outstanding, end of year             86,250        $ 39.81      74,875       $ 36.53     64,000      $ 30.24
                                     ======                     ======                   ======
Options exercisable at year-end      86,250        $ 39.81      30,500       $ 27.55      24,12      $ 22.74
Weighted-average fair value of
  options granted during the year                  $  8.39                   $ 11.62                 $ 10.65

-----------------------------------
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                            Years Ended December 31,
                                ------------------------------------------------
                                      2005              2004             2003
Dividend yield                        3.13%             1.74%            1.73%
Expected life                       5 years           10 years         10 years
Expected volatility                  21.35%            23.54%           22.14%
Risk-free interest rate               4.41%            4.60%             4.82%

Information pertaining to options outstanding at December 31, 2005 is as follows:

                       Options Outstanding and Exercisable
     Remaining                              Number            Weighted
 Contractual Life     Exercise Price      Outstanding         Average
                                                           Exercise Price
                                       ------------------ -----------------
         9.83 years            $46.00             19,500            $46.00
         8.83 years             49.85             19,500             49.85
         7.83 years             46.65             16,500             46.65
         6.83 years             29.65             15,500             29.65
         5.83 years             23.00             10,000             23.00
         4.83 years             18.75              3,250             18.75
         3.83 years             22.00              2,000             22.00

Note 10: Income Taxes
    Allocation of income tax expense between current and deferred portions is as follows:

                                           Years ended December 31,
                                         2005        2004        2003
                                      ----------- ----------- -----------
Current                                   $3,855     $3,772       $3,436
Deferred                                      69        (18)        (200)
                                      ----------- ----------- -----------
Total income tax expense                  $3,924     $3,754        3,236


    The following is a reconciliation of the "expected" income tax expense, computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense, with the reported income tax expense:

                                              Years ended December 31,
                                            2005        2004       2003
                                         ------------ ---------- ----------
Computed "expected" income tax expense     $5,722       $5,594     $5,137
Tax-exempt interest income                 (1,947)      (1,943)    (1,977)
Nondeductible interest expense                196          149        169
Other, net                                    (47)         (46)       (93)
                                         ------------ ---------- ----------
Reported income tax expense                $3,924       $3,754     $3,236
                                         ============ ========== ==========

The components of the net deferred tax asset, included in other assets, are as follows:

                                                                              December 31,
                                                                          2005           2004
                                                                       -----------   -----------
Deferred tax assets:
    Allowance for loan losses and unearned fee income                   $ 1,905        $ 2,017
    Valuation allowance on other real estate owned                           29             23
    Deferred compensation and other liabilities                             499            498
    Deposit intangibles and goodwill                                          2             23
    Net unrealized losses on securities available for sale                  446            ---
                                                                       -----------   -----------
                                                                        $ 2,881        $ 2,561
                                                                       -----------   -----------
Deferred tax liabilities:
    Net unrealized gains on securities available for sale               $   ---         $ (647)
    Fixed assets                                                           (207)          (282)
    Discount accretion on securities                                       (105)           (80)
    Other                                                                  (128)          (116)
                                                                        -----------   -----------
                                                                           (440)        (1,125)
Net deferred tax asset                                                  $ 2,441        $ 1,436
                                                                        ===========   ===========

    The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2005 and 2004 due to the fact that the realization of the entire gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.


Note 11: Restrictions on Dividends
    Bankshares' principal source of funds for dividend payments is dividends received from its subsidiary banks. For the years ended December 31, 2005, 2004, and 2003, dividends received from subsidiary banks were $5,795, $4,504 and $5,377, respectively.
    Substantially all of Bankshares' retained earnings are undistributed earnings of its banking subsidiaries, which are restricted by various regulations administered by federal and state bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank's retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2005, retained net income, which was free of such restriction, amounted to approximately $20,750.

Note 12: Minimum Regulatory Capital Requirement
    The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
    Quantitative measures established by regulation to ensure capital adequacy require the Company and the banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the banks meet all capital adequacy requirements to which they are subject.
    As of December 31, 2005, the most recent notifications from the appropriate regulatory authorities categorized the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed the banks' category. The Company's and the banks' actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the following tables.

                                                  Actual           Minimum Capital      Minimum To Be Well
                                                                     Requirement        Capitalized Under
                                                                                        Prompt Corrective
                                                                                        Action Provisions
------------------------------------------ --------------------- -------------------- -----------------------
                                            Amount      Ratio     Amount     Ratio      Amount       Ratio
                                           ---------- ---------- ---------- --------- ------------ ----------
December 31, 2005
     Total capital (to risk weighted assets)

     Bankshares consolidated                 $81,745      14.1%    $46,446      8.0%          N/A        N/A
     NBB                                      44,929      12.4%     28,955      8.0%     $ 36,194      10.0%
     BTC                                      32,181      15.1%     17,102      8.0%       21,378      10.0%

    Tier 1 capital (to risk weighted assets)

     Bankshares consolidated                 $76,233      13.1%    $23,223      4.0%          N/A        N/A
     NBB                                      41,944      11.6%     14,477      4.0%     $ 21,716       6.0%
     BTC                                      29,717      13.9%      8,551      4.0%       12,827       6.0%

    Tier 1 capital (to average assets)

     Bankshares consolidated                 $76,233       9.3%    $32,634      4.0%          N/A        N/A
     NBB                                      41,944       8.8%     18,984      4.0%     $ 23,730       5.0%
     BTC                                      29,717       8.9%     13,399      4.0%       16,749       5.0%

                                                    Actual            Minimum Capital      Minimum To Be Well
                                                                        Requirement         Capitalized Under
                                                                                            Prompt Corrective
                                                                                            Action Provisions
                                             ---------------------- --------------------- ----------------------
                                               Amount      Ratio     Amount      Ratio      Amount      Ratio
                                             ----------- ---------- ---------- ---------- ----------- ----------
December 31, 2004
    Total capital (to risk weighted assets)

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




Note 13: Condensed Financial Statements of Parent Company
         Financial information pertaining only to Bankshares (Parent) is as follows:

                                Condensed Balance Sheets
                                                                     December 31,
                                                                  2005          2004
                                                               ------------ -------------
Assets            Cash due from subsidiaries                         $  58         $  91
                  Securities available for sale                      3,736         3,729
                  Investments in subsidiaries, at equity            87,902        83,117
                  Refundable income taxes due from
                    subsidiaries                                        98           107
                  Other assets                                         455           207
                                                                       ---           ---
                          Total assets                             $92,249       $87,251
                                                                    ======        ======
Liabilities       Other liabilities                                   $310          $163
And               Stockholders' equity                              91,939        87,088
Stockholders'                                                       ------        ------
Equity            Total liabilities and stockholders' equity       $92,249       $87,251
                                                                    ======        ======

                         Condensed Statements of Income
                                                                       Years Ended December 31,
                                                                    2005        2004         2003
                                                                 ----------- ------------ ------------
Income        Dividends from Subsidiaries                            $5,795       $4,504       $5,377
              Interest on securities - taxable                           26           13           13
              Interest on securities - nontaxable                       117          122          109
              Other income                                            1,072          895          616
              Securities gains (losses)                                  25            8           (1)
                                                                         --            -          ---
                                                                      7,035        5,542        6,114

Expenses      Other expenses                                          1,519        1,214          970
                                                                      -----        -----          ---
              Income before income tax benefit (expense) and
                equity in undistributed net income of subsidiaries    5,516        4,328        5,144
              Applicable income tax benefit                             136          102          120
                                                                        ---          ---          ---
              Income before equity in undistributed net income
                of subsidiaries                                       5,652        4,430        5,264
              Equity in undistributed net income of subsidiaries      6,772        7,800        6,178
                                                                      -----        -----        -----
                      Net income                                    $12,424      $12,230      $11,442
                                                                     ======       ======       ======

                       Condensed Statements of Cash Flows
                                                                       Years ended December 31,
                                                                   2005          2004           2003
                                                               ------------- -------------- -------------
Cash Flows      Net income                                      $ 12,424      $ 12,230       $ 11,442
From            Adjustments to reconcile net income to net
Operating       cash provided by operating activities:
Expenses             Equity in undistributed net income of
                       subsidiaries                               (6,772)       (7,800)        (6,178)
                     Amortization of premiums and accretion
                       of discounts, net                              11             3              4
                     Depreciation expense                              4             1              1
                     Securities (gains) losses                       (25)           (8)             1
                     Net change in refundable income taxes
                       due from subsidiaries                           9             4           (111)
                     Net change in other assets                     (248)         (133)           (18)
                     Net change in other liabilities                 162           (17)           (40)
                                                                     ---           ----           ----
                     Net cash provided by operating
                       activities                                  5,565         4,280          5,101
                                                                   -----         ------         ------



Cash Flows      Purchases of securities available for sale        (1,414)       (1,396)        (1,105)
from            Proceeds from sales of securities available
Investing         for sale                                         1,387         1,135            406
Activities      Calls of securities available for sale               ---           ---             73
                                                                     ---           ---             --
                Net cash (used in) investing activities              (27)         (261)          (626)
                                                                     ----         -----          -----

Cash Flows      Cash dividends paid                               (4,991)       (4,504)        (3,971)
from            Common stock repurchase                             (744)         (217)           ---
Financing       Exercise of stock options                            164           172             77
Activities                                                           ---           ---             --
                  Net cash used in financing activities           (5,571)       (4,549)        (3,894)
                                                                  -------       -------        -------
                Net change in cash                                   (33)         (530)           581
                Cash due from subsidiaries at beginning of
                  year                                                91           621             40
                                                                      --           ---           ----
                Cash due from subsidiaries at end of year
                                                                    $ 58          $ 91          $ 621
                                                                    ====          ====          =====

=Note 14: Financial Instruments with Off-Balance Sheet Risk
    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit; standby letters of credit and interest rate locks. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.
    The Company's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company may require collateral or other security to support the following financial instruments with credit risk.

At December 31, 2005, and 2004, financial instruments were outstanding whose contract amounts represent credit risk:

                                                                      December 31,
                                                                  2005            2004
                                                             --------------- ---------------
Financial instruments whose contract amounts represent
  credit risk:
        Commitments to extend credit                              $ 108,885       $ 103,816
        Standby letters of credit                                     5,137           4,365
        Mortgage loans sold with potential recourse                  17,915          17,649

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.
    Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit. Some of these commitments are uncollateralized and do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.
    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
    The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2005, the Company originated $16,912 and sold $17,915 to investors, compared to $17,938 originated and $17,649 sold in 2004. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.
    At December 31, 2005, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $802 and loans held for sale of $0. The Company has entered into commitments, on a best-effort basis, to sell loans of approximately $1,238. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.
    The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2005 that exceeded the insurance limits of the Federal Deposit Insurance Corporation was $10,004.

Note 15: Concentrations of Credit Risk
    The Company does a general banking business, serving the commercial and personal banking needs of its customers. NBB's market area, commonly referred to as Virginia's New River Valley and Mountain Empire, consists of Montgomery, Giles and Pulaski Counties and the cities of Radford and Galax, together with portions of adjacent counties. BTC's market area adjoins NBB's and includes the counties of Tazewell, Wythe, Smyth and Washington in Virginia, as well as contiguous portions of McDowell and Mercer Counties in West Virginia. Substantially all of NBB's and BTC's loans are made within their market area. The ultimate collectibility of the banks' loan portfolios and the ability to realize the value of any underlying collateral, if needed, are influenced by the economic conditions of the market area. The Company's operating results are therefore closely correlated with the economic trends within this area.
    At December 31, 2005 and 2004, approximately $255,230 and $236,464, respectively, of the loan portfolio was concentrated in commercial real estate. This represents approximately 52% and 49% of the loan portfolio at December 31, 2005 and 2004, respectively. Included in commercial loans at December 31, 2005 and 2004 was approximately $121,265 and $142,768, respectively, in loans for college housing and professional office buildings. This represents approximately 25% and 30% of the loan portfolio at December 31, 2005 and 2004, respectively. Loans secured by residential real estate were approximately $147,955 and $139,213 at December 31, 2005 and 2004, respectively. This represents approximately 30% of the loan portfolio at December 31, 2005 and 2004, respectively. Loans secured by automobiles were approximately $17,309 and $20,732 at December 31, 2005 and 2004, respectively. This represents approximately 4% of the loan portfolio at December 31, 2005 and December 31, 2004.
    The Company has established operating policies relating to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property and with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower or project based on available financial information. Management considers the concentration of credit risk to be minimal.

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

    Fair value for significant nonperforming loans is based on estimated cash flows which are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.
Deposits
    The fair value of demand and savings deposits is the amount payable on demand. The fair value of fixed maturity term deposits and certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.
Accrued Interest
    The carrying amounts of accrued interest approximate fair value.
Other Borrowed Funds
    Other borrowed funds, represents treasury tax and loan deposits, and short-term borrowings from the Federal Home Loan Bank. The carrying amount is a reasonable estimate of fair value because the deposits are generally repaid within 120 days from the transaction date.
Commitments to Extend Credit and Standby Letters of Credit
    The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2005 and 2004, and as such, the related fair values have not been estimated.
    The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

                                                            December 31,
                                                  2005                         2004
                                      ----------------------------- ----------------------------
                                        Carrying       Estimated      Carrying      Estimated
                                         Amount       Fair Value       Amount       Fair Value
                                      -------------- -------------- -------------- -------------
Financial assets:
    Cash and due from banks                $ 20,115       $ 20,115       $ 12,493      $ 12,493
    Interest-bearing deposits                10,279         10,279         22,463        22,463
    Securities                              272,541        272,346        250,708       253,020
    Mortgage loans held for sale                ---            ---          1,003         1,003
    Loans, net                              487,162        485,284        472,199       471,993
    Accrued interest receivable               5,145          5,145          4,870         4,870


Financial liabilities:
    Deposits                              $ 745,649      $ 745,789      $ 705,932     $ 710,503
    Other borrowed funds                        357            357            297           297
        Accrued interest payable                725            725            483           483


Note 17: Selected Quarterly Data (Unaudited)

    The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004:

                                                              2005
                                       First       Second Quarter      Third         Fourth
                                      Quarter                         Quarter       Quarter
                                   --------------- --------------- -------------- -------------
Income Statement Data:
Interest income                         $  11,035       $  11,268      $  11,483     $  11,594
Interest expense                            3,043           3,226          3,816         4,095
                                            -----           -----          -----         -----
Net interest income                         7,992           8,042          7,667         7,499
Provision for loan losses                     190             198            169            10
Noninterest income                          1,768           1,927          1,892         2,026
Noninterest expense                         5,689           5,591          5,379         5,239
Income taxes                                  888           1,028            957         1,051
                                             ----          ------           ----        -----
    Net income                           $  2,993        $  3,152       $  3,054      $  3,225
                                        =========       =========      =========      ========
Per Share Data:
--------------
Basic net income per share               $   0.85        $   0.90       $   0.87      $   0.92
Fully diluted net income per share           0.85            0.89           0.86          0.92
Cash dividends per share                      ---            0.70           ---           0.72
Book value per share                        25.22           25.60          26.39         26.19

                                                            2004
                                       First           Second          Third         Fourth
                                      Quarter         Quarter         Quarter       Quarter
                                   --------------- --------------- -------------- -------------
Income Statement Data:
Interest income                          $  9,797       $  10,017      $  10,841    $   10,837
Interest expense                            2,599           2,659          2,904         2,963
                                            -----           -----          -----         -----
Net interest income                         7,198           7,358          7,937         7,874
Provision for loan losses                     288             304            293           304
Noninterest income                          1,739           1,681          1,865         1,857
Noninterest expense                         4,820           4,915          5,275         5,326
Income taxes                                  869             884          1,019           982
                                              ---             ---          -----           ---
    Net income                           $  2,960        $  2,936      $   3,215      $  3,119
                                         ========        ========      =========      =========
Per Share Data:
--------------
Basic net income per share               $   0.84        $   0.84       $   0.91        $ 0.89
Fully diluted net income per share           0.84            0.83           0.91          0.88
Cash dividends per share                      ---            0.63            ---          0.65
Book value per share                        24.11           23.12          24.82         24.75

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
National Bankshares, Inc.
Blacksburg, Virginia


We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under
Item 9A, that National Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Bankshares, Inc. and subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bankshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that National Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, National Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Yount, Hyde & Barbour, P.C.
-------------------------------
Winchester, Virginia
February 9, 2006

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

    Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

    In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2005.

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

    Yount, Hyde & Barbour, P.C., independent auditors of the Company's financial statements, has attested to management's assertion with respect to the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.

/s/JAMES G. RAKES                                  /s/ J. ROBERT BUCHANAN
-----------------                                  ---------------------
Chairman, President and                            Treasurer and
Chief Executive Officer                            Chief Financial Officer

Item 9B. Other Information

  Not Applicable

Part III

Item 10.  Directors and Executive Officers of the Registrant

    Information with respect to the directors of Bankshares is set out under the caption "Election of Directors" on pages 2 through 3 of Bankshares' Proxy Statement dated March 14, 2006 which information is incorporated herein by reference.
    The Board of Directors of Bankshares has a standing audit committee made up entirely of independent directors, as that term is defined in the Nasdaq Stock Market Rules. Dr. J. R. Stewart chairs the Audit Committee and its members are Mr. P. A. Duncan, Mr. J. H. Harry and Dr. J. M. Lewis.
Each member of the Audit Committee has extensive business experience; however, the Committee has identified Dr. Lewis as its financial expert, since he has a professional background which involves financial oversight responsibilities. Dr. Lewis currently oversees the preparation of financial statements in his role as President of New River Community College. He previously served as the College's Chief Financial Officer.
    The Company and each of its subsidiaries have adopted Codes of Ethics for directors, officers and employees, specifically including the Chief Executive Officer and Chief Financial Officer of Bankshares. These Codes of Ethics are available on the Company's web site at www.nationalbankshares.com.
     The following is a list of names and ages of all executive officers of Bankshares; their terms of office as officers; the positions and offices within Bankshares held by each officer; and each person's principal occupation or employment during the past five years.

===========================================================================================================
                                                                                        Year Elected an
             Name                 Age            Offices and Positions Held            Officer/Director
-----------------------------------------------------------------------------------------------------------
James G. Rakes                    61    Chairman, President and Chief Executive              1986
                                        Officer, National Bankshares, Inc.;
                                        President and Chief Executive Officer of
                                        The National Bank of Blacksburg since 1983
                                        and Chairman since 2005. Chairman,
                                        President and Treasurer of National
                                        Bankshares Financial Services, Inc. since
                                        2001.
-----------------------------------------------------------------------------------------------------------
J. Robert Buchanan                54    Treasurer, National Bankshares, Inc.;                1998
                                        Executive Vice President/Chief Operating
                                        Officer and Secretary of Bank of Tazewell
                                        County since 2003; prior thereto Cashier
                                        and Senior Vice President/Chief Financial
                                        Officer of The National Bank of Blacksburg
                                        since 1998.
-----------------------------------------------------------------------------------------------------------
Marilyn B. Buhyoff                57    Secretary & Counsel, National Bankshares,            1989
                                        Inc.; Counsel of The National Bank of
                                        Blacksburg since 1989, Trust Officer since
                                        2004, and prior thereto Senior Vice
                                        President/ Administration, since 1992.
                                        Secretary of National Bankshares Financial
                                        Services, Inc. since 2001, and Executive
                                        Vice President since 2004.
-----------------------------------------------------------------------------------------------------------
F. Brad Denardo                   53    Corporate Officer, National Bankshares,              1989
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

Item 11.  Executive Compensation

    The information set forth under "Executive Compensation" on pages 5 through 6 of Bankshares' Proxy Statement dated March 14, 2006 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

    The information contained under "Stock Ownership of Directors and Executive Officers" on pages 1 and 2 of Bankshares' Proxy Statement dated March 14, 2006 for the Annual Meeting of Stockholders to be held April 11, 2006 is incorporated herein by reference.

The following table summarizes information concerning National Bankshares equity compensation plans at December 31, 2005:

--------------------------------------- --------------------- -------------------- ---------------------
                                        Number of Shares to    Weighted Average      Number of Shares
                                           be Issued upon      Exercise Price of   Remaining Available
                                            Exercise of           Outstanding      for Future Issuance
                                        Outstanding Options       Options and          Under Equity
                                            and Warrants           Warrants         Compensation Plans
                                                                                    (Excluding Shares
            Plan Category                                                           Reflected in First
                                                                                         Column)
--------------------------------------- --------------------- -------------------- ---------------------
Equity compensation plans approved by
shareholders-1999 Stock Incentive Plan                86,250              $ 39.81               143,000
--------------------------------------- --------------------- -------------------- ---------------------
Equity compensation plans not
approved by shareholders                                 ---                  ---                   ---
--------------------------------------- --------------------- -------------------- ---------------------
Total                                                 86,250              $ 39.81               143,000
--------------------------------------- ===================== ==================== =====================

Item 13.  Certain Relationships and Related Transactions

    The information contained under "Certain Transactions With Officers and Directors" on page 14 of Bankshares' Proxy Statement dated March 14, 2006 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

    The following fees were paid to Yount, Hyde & Barbour, P.C., Certified Public Accountants, for services provided to Bankshares for the years ended December 31, 2005 and 2004. The Audit Committee determined that the provision of non-audit services by Yount, Hyde & Barbour P.C. did not compromise the firm's ability to maintain its independence.

            Principal Accounting Fees and Services
                           2005                    2004
                   ---------------------- ----------------------
                      Fees    Percentage     Fees     Percentage
                   ---------- ----------- ---------- -----------
Audit fees          $89,400         78%     $85,625         74%
Audit-related fees   18,348         16%      25,956         22%
Tax fees              7,350          6%       4,800          4%
                   ---------- ----------- ---------- -----------
                   $115,098        100%    $116,381        100%
                   ========== =========== ========== ===========

            Audit fees: Audit and review services and review of documents filed with the SEC.
            Audit-related fees: Employee benefit plan audits, accounting assistance with acquisitions and consultation concerning financial accounting and reporting standards.
            Tax fees: Preparation of federal and state tax returns, review of quarterly estimated tax payments and consultation concerning tax compliance issues.

            The Audit Committee of the Board of Directors meets in advance and specifically approves of the provision of all services of Yount, Hyde & Barbour, P.C.

Part IV
Item 15.  Exhibits and Financial Statement Schedules
(a) (1)  Financial Statements
    The following consolidated financial statements of National Bankshares, Inc. are included in Item 8: Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets - As of December 31, 2005 and 2004 Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003 Consolidated Statements of Changes in Stockholders Equity - Years ended December 31, 2005, 2004 and 2003
           Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003
           Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules
    Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Annual Report on Form 10-K.

(a) (3) Exhibits

    A list of the exhibits filed or incorporated in this Annual Report by reference is as follows:

     3(i)       Articles of Incorporation, as amended, of National           (incorporated herein by reference to
                Bankshares, Inc.                                             Exhibit 3(a) of the Annual Report on
                                                                             Form 10K for fiscal year ended
                                                                             December 31, 1993)

     3(i)       Articles of Amendment to Articles of Incorporation of        (incorporated herein by reference
                National Bankshares, Inc., dated April 8, 2003.              to Exhibit 3(i) of the Annual
                                                                             Report on Form 10K for fiscal year
                                                                             ended December 31, 2003)

     4(i)       Specimen copy of certificate for National Bankshares, Inc.   (incorporated herein by reference
                common stock, $2.50 par value                                to Exhibit 4(a) of the Annual
                                                                             Report on Form 10K for fiscal year
                                                                             ended December 31, 1993)

     4(i)       Article Four of the Articles of Incorporation of National    (incorporated herein by reference to
                Bankshares, Inc. included in Exhibit No. 3(a))               Exhibit 4(b) of the Annual Report on
                                                                             Form 10K for fiscal year ended
                                                                             December 31, 1993)

   10(ii)(B)    Computer software license agreement dated June 18, 1990, by  (incorporated herein by reference to
                and between Information Technology, Inc. and The National    Exhibit  10(e) of the Annual  Report
                Bank of Blacksburg                                           on Form 10K for fiscal year ended
                                                                             December 31, 1992)

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

  *10(iii)(A)   Employment Agreement dated January 2002 between National     (incorporated herein by reference
                Bankshares, Inc. and James G. Rakes                          to Exhibit 10(iii)(A) of Form 10Q
                                                                             for the period ended June 30, 2002)

  *10(iii)(A)   Employee Lease Agreement dated August 14, 2002, between      (incorporated herein by reference
                National Bankshares, Inc. and The National Bank of           to Exhibit 10 (iii) (A) of Form 10Q
                Blacksburg                                                   for the period ended September 30,
                                                                             2002)

  *10(iii)(A)   Change in Control Agreement dated January 5, 2003, between   (incorporated herein by reference
                National Bankshares, Inc. and Marilyn B. Buhyoff             to Exhibit 10 (iii) (A) of Form 10K
                                                                             for the period ended December 31,
                                                                             2002)

  *10(iii)(A)   Change in Control Agreement dated January 8, 2003, between   (incorporated herein by reference
                National Bankshares, Inc. and F. Brad Denardo                to Exhibit 10 (iii) (A) of Form 10K
                                                                             for the period ended December 31,
                                                                             2002)

    +21(i)      Subsidiaries of National Bankshares, Inc.                    Page 70



      +23       Consent of Yount, Hyde & Barbour, P.C. to incorporation by   Page 71
                reference of independent auditor's report included in this
                Form 10-K, into registrant's registration statement on Form
                S-8.

    +31(i)      Section 906 Certification of Chief Executive Officer         Page 65

    +31(ii)     Section 906 Certification of Chief Financial Officer         Page 66

    +32(i)      18 U.S.C. Section 1350 Certification of Chief Executive      Page 68
                Officer

    +32(ii)     18 U.S.C. Section 1350 Certification of Chief Financial      Page 68
                Officer

*Indicates a management contract or compensatory plan required to be filed herein. +Filed with this Annual Report on Form 10-K.




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


Date: March 14, 2006                 /s/ JAMES G. RAKES
                                     -------------------------
                                     James G. Rakes
                                     Chairman
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

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

Date: March 14, 2006                    /s/ J. ROBERT BUCHANAN
                                        ----------------------------
                                        J. Robert Buchanan
                                        Treasurer
                                        (Principal Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                          Date          Title
----                          ----          -----
/s/ L. A. BOWMAN           03/08/2006       Director
----------------------     ----------
L. A. Bowman


/s/ P. A. DUNCAN           03/08/2006       Director
----------------------     ----------
P. A. Duncan


/s/ J. H. HARRY            03/08/2006       Director
----------------------     ----------
J. H. Harry


/s/ J. M. LEWIS            03/08/2006       Director
----------------------     ----------
J. M. Lewis


/s/ M. G. MILLER           03/08/2006       Director
----------------------     ----------
M. G. Miller


/s/ W. A. PEERY            03/08/2006       Director
----------------------     ----------
W. A. Peery


/s/ J. G. RAKES            03/08/2006       Chairman of the Board
----------------------     ----------       President and Chief Executive
J. G. Rakes                                 Officer - National Bankshares, Inc.


/s/ J. M. SHULER           03/08/2006       Director
----------------------     ----------
J. M. Shuler


/s/ J. R. STEWART          03/08/2006       Director
----------------------     ----------
J. R. Stewart

Exhibit 32(i)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO U.S.C. SECTION 1350

    In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2005, I, James G. Rakes, Chairman, President and Chief Executive Officer of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1) such Form 10-K for the year ended December 31, 2005, fully complies with the requirements of section 13(a) or 15(d) of the Securties Act of 1934; and

(2) the information contained in such Form 10-K for the year ended December 31, 2005, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.


 /s/ JAMES G. RAKES
-----------------------------
James G. Rakes
Chairman, President and Chief Executive Officer
(Principal Executive Officer)








Exhibit 32(ii)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO U.S.C. SECTION 1350

    In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2005, I, J. Robert Buchanan, Treasurer of National Bankshares, Inc., hereby certify pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1) such Form 10-K for the year ended December 31, 2005, fully complies with the requirements of section 13(a) or 15(d) of the Securties Act of 1934; and

(2) the information contained in such Form 10-K for the year ended December 31, 2005, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.




/s/ J. ROBERT BUCHANAN
-----------------------------
J. Robert Buchanan
Treasurer
(Principal Financial Officer)

Index of Exhibits
-----------------
The following exhibits are filed with this Annual Report on Form 10-K.

 21(i)       Subsidiaries of National Bankshares, Inc.              Page 70

  23         Consent of Yount, Hyde & Barbour, P.C. to              Page 71
             incorporation by reference of independent auditor's report included in this Form 10-K, into registrant's registration statement on Form S-8.

 31(i)       Section 906 Certification of Chief Executive Officer   Page 65

31(ii)       Section 906 Certification of Chief Financial Officer   Page 66

 32(i)       18 U.S.C. Section 1350 Certification of Chief          Page 68
             Executive Officer

32(ii)       18 U.S.C. Section 1350 Certification of Chief          Page 68
                  Financial Officer

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