Form 10-Q
period 2006-03-31
NATIONAL BANKSHARES INC
filed 2006-05-10
CIK 796534

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934 For the
    Quarterly Period Ended March 31, 2006.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE
    ACT OF 1934
              For the transition period from ________ to ________.

                         Commission file number 0-15204

                            NATIONAL BANKSHARES, INC.
             (Exact name of Registrant as specified in its Charter)

       Virginia                                     54-1375874
(State of incorporation)                 (I.R.S. Employer Identification No.)

                               101 Hubbard Street
                                 P.O. Box 90002
                            Blacksburg, VA 24062-9002
                                 (540) 951-6300
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b - 2 of the Exchange Act.

                Large accelerated filer |_| Accelerated filer |X|
                           Non-accelerated filer |_|

        Indicate by check mark  whether the  registrant  is a shell  company
(as defined in Rule 12b - 2 of the Exchange Act). Yes |_|       No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at April 30, 2006
            -----                            -----------------------------
Common Stock, $1.25 Par Value                          7,013,784


                         (This report contains 31 pages)

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index

Part I Financial Information                                                                 Page
----------------------------

Item 1        Financial Statements

              Consolidated Balance Sheets, March 31, 2006 (Unaudited)                          3-4
               and December 31, 2005

              Consolidated Statements of Income for the Three Months Ended March 31,           5-6
                2006 and 2005 (Unaudited)

              Consolidated Statements of Changes in                                             7
               Stockholders' Equity, Three Months Ended
               March 31, 2006 and 2005 (Unaudited)

              Consolidated Statements of Cash Flows,                                           8-9
               Three Months Ended March 31, 2006 and 2005 (Unaudited)

              Notes to Consolidated Financial Statements                                      10-16

Item 2        Management's Discussion and Analysis of                                         16-25
               Financial Condition and Results of Operations

Item 3        Quantitative and Qualitative Disclosures About                                    25
               Market Risk

Item 4        Controls and Procedures                                                           25


Part II  Other Information
--------------------------

Item 1        Legal Proceedings                                                                 26

Item 1A       Risk Factors                                                                      26

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds                       26

Item 3        Defaults Upon Senior Securities                                                   26

Item 4        Submission of Matters to a Vote of Security Holders                               26

Item 5        Other Information                                                                 26

Item 6        Exhibits                                                                          26

Signatures                                                                                      27
----------

Index of Exhibits                                                                              27-28
-----------------

                                     Part I
                              Financial Information
                          Item 1. Financial Statements

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                      (Unaudited)
                                                                       March 31,            December 31,
($ In thousands, except share and per share data)                        2006                   2005
                                                                   ==================    ===================

Assets
Cash and due from banks                                                      $18,270             $20,115
Interest-bearing deposits                                                     17,253              10,279
Securities available for sale, at fair value                                 168,560             162,833
Securities held to maturity (fair value
  approximates $106,574 at March 31, 2006 and $109,513
  at December 31, 2005)                                                      107,268             109,708
Mortgage loans held for sale                                                     493                ---
Loans:
     Real estate construction loans                                           27,290              27,116
     Real estate mortgage loans                                              117,326             117,421
     Commercial and industrial loans                                         264,300             264,149
     Loans to individuals                                                     81,841              84,838
                                                                   ------------------    -------------------
          Total loans                                                        490,757             493,524
     Less unearned income and deferred fees                                     (948)               (913)
                                                                   ------------------    -------------------

          Loans, net of unearned income
           and deferred fees                                                 489,809             492,611
     Less: allowance for loan losses                                          (5,418)             (5,449)
                                                                   ------------------    -------------------

          Loans, net                                                         484,391             487,162
                                                                   ------------------    -------------------

Bank premises and equipment, net                                              12,757              12,808
Accrued interest receivable                                                    5,498               5,145
Other real estate owned, net                                                     390                 376
Intangible assets and goodwill, net                                           16,829              17,113
Other assets                                                                  16,247              15,959
                                                                   ------------------    -------------------

          Total assets                                                      $847,956            $841,498
                                                                   ==================    ===================

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits                                         $117,895            $112,445
Interest-bearing demand deposits                                             225,240             225,611
Savings deposits                                                              55,210              54,505
Time deposits                                                                350,877             353,088
                                                                   ------------------    -------------------

          Total deposits                                                     749,222             745,649
                                                                   ------------------    -------------------

Other borrowed funds                                                              83                 357
Accrued interest payable                                                         724                 725
Other liabilities                                                              3,667               2,828
                                                                   ------------------    -------------------

          Total liabilities                                                  753,696             749,559
                                                                   ------------------    -------------------



Stockholders' Equity Preferred stock of no par value.
      Authorized 5,000,000 shares;  none
      issued and outstanding                                                     ---                 ---
     Common stock of $1.25 par value.
      Authorized 10,000,000 shares;  issued and
      outstanding 7,013,174 shares in 2006 and
      7,019,874 in 2005                                                        8,767               8,775
     Retained earnings                                                        87,407              84,610
     Accumulated other comprehensive income (loss), net                       (1,914)             (1,446)
                                                                   ------------------    -------------------

          Total stockholders' equity                                          94,260              91,939
                                                                   ------------------    -------------------
          Total liabilities and
           stockholders' equity                                             $847,956            $841,498
                                                                   ==================    ===================



See accompanying notes to the consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                            March 31,             March 31,
($ In thousands, except share and per share data)                             2006                   2005
======================================================================= ==================     =================
Interest income:
Interest and fees on loans                                                         $8,361                $8,067
Interest on interest-bearing deposits                                                 158                    81
Interest on securities - taxable                                                    1,803                 1,591
Interest on securities - nontaxable                                                 1,261                 1,296
                                                                         ------------------     -----------------
          Total interest income                                                    11,583                11,035
                                                                         ------------------     -----------------
Interest expense:
Interest on time deposits $100,000 or more                                          1,088                   873
Interest on other deposits                                                          3,148                 2,165
Interest on borrowed funds                                                              2                     5
                                                                        ------------------     -----------------
          Total interest expense                                                    4,238                 3,043
                                                                        ------------------     -----------------
          Net interest income                                                       7,345                 7,992
Provision for loan losses                                                              17                   190
                                                                        ------------------     -----------------
          Net interest income after
           provision for loan losses                                                7,328                 7,802
                                                                        ------------------     -----------------
Noninterest income:
Service charges on deposit accounts                                                   815                   675
Other service charges and fees                                                        109                    87
Credit card fees                                                                      524                   494
Trust income                                                                          380                   408
Other income                                                                          267                   137
Realized securities (losses), net                                                     (36)                  (33)
                                                                        ------------------     -----------------
          Total noninterest income                                                  2,059                 1,768
                                                                        ------------------     -----------------
Noninterest expense:
Salaries and employee benefits                                                      2,911                 2,862
Occupancy, furniture and fixtures                                                     533                   479
Data processing and ATM                                                               301                   467
Credit card processing                                                                413                   376
Intangibles amortization                                                              284                   266
Net costs of other real estate owned                                                   14                   108
Other operating expenses                                                            1,043                 1,131
                                                                        ------------------     -----------------
          Total noninterest expense                                                 5,499                 5,689
                                                                        ------------------     -----------------
Income before income tax expense                                                    3,888                 3,881
Income tax expense                                                                    885                   888
                                                                        ------------------     -----------------
          Net income                                                               $3,003                $2,993
                                                                        ==================     =================




        Net income per share - basic                                               $0.43                  $0.43
                                                                        =================    ===================
                           - diluted                                               $0.43                  $0.43
                                                                        =================    ===================
        Weighted average number of common
        shares outstanding - basic                                             7,015,061              7,038,120
                                                                        =================    ===================
                           - diluted                                           7,044,385              7,077,770
                                                                        =================    ===================
          Dividends declared per share                                              $---                   $---
                                                                        =================    ===================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                     Accumulated
                                                                        Other
($ In thousands)                         Common       Retained      Comprehensive    Comprehensive
                                          Stock       Earnings      Income (Loss)       Income         Total
                                       ============ ============== ================ ================ ===========

Balances, December 31, 2004                 $8,797        $77,735             $556                      $87,088

Net income                                     ---          2,993              ---            2,993      $2,993

Other comprehensive loss, net of tax:

   Unrealized loss
    on securities available for
    sale, net of income tax $(730)             ---            ---              ---           (1,356)        ---

   Reclass adjustment, net
    of tax $12                                 ---            ---              ---               21         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive loss                       ---            ---           (1,335)          (1,335)     (1,335)
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---           $1,658         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Exercise of stock options                        5             42              ---              ---          47
                                       ------------ -------------- ---------------- ---------------- -----------
Balances, March 31, 2005                    $8,802        $80,770            $(779)             ---     $88,793
                                       ============ ============== ================ ================ ===========

Balances, December 31, 2005                 $8,775        $84,610          $(1,446)                     $91,939

Net income                                     ---          3,003              ---            3,003      $3,003

Other comprehensive loss, net of tax:

   Unrealized losses on
    securities available for sale,
    net of income tax $(265)                   ---            ---                ---           (491)        ---

   Reclass adjustment, net of
    income tax $13                             ---            ---              ---               23         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive loss                       ---            ---             (468)            (468)       (468)
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---           $2,535         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Exercise of stock options                        5             36              ---              ---          41
                                       ------------ -------------- ---------------- ---------------- -----------
Stock repurchase                               (13)          (242)                                         (255)
                                       ------------ -------------- ---------------- ---------------- -----------
Balances, March 31, 2006                    $8,767        $87,407          $(1,914)                     $94,260
                                       ============ ============== ================ ================ ===========

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                              March 31,           March 31,
($In thousands)                                                                  2006               2005
                                                                          =================== =================
Cash flows from operating activities:
Net income                                                                            $3,003            $2,993

Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses                                                            17               190
     Depreciation of bank premises and equipment                                         246               247
     Amortization of intangibles                                                         284               266
     Amortization of premiums and accretion of
     discount, net                                                                        61               125
     (Gains) on disposal of fixed assets                                                  (2)               (4)
     (Gains)losses on sales and calls of securities
     available for sale, net                                                              36               (12)
     (Gains) on calls of securities held to maturity                                     ---                (2)
     Losses and writedowns on other real estate owned                                     10                43
     (Increase) decrease in:
         Mortgage loans held for sale                                                   (493)              813
         Accrued interest receivable                                                    (353)             (481)
         Other assets                                                                    (36)           (1,439)
     Increase (decrease) in:
         Accrued interest payable                                                         (1)               74
         Other liabilities                                                               839               980
                                                                          ------------------- -----------------
          Net cash provided by operating  activities                                  $3,611            $3,793
                                                                          ------------------- -----------------

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits                                 $(6,974)          $10,860
Proceeds from calls, principal payments, sales and  maturities of
  securities available for sale                                                        4,156             4,880
Proceeds from calls, principal payments and maturities of
 securities held to maturity                                                           3,880             1,964
Purchases of securities available for sale                                           (10,682)          (14,496)
Purchases of securities held to maturity                                              (1,458)           (6,008)
Purchases of loan participations                                                         ---            (2,304)
Collections of loan participations                                                    (1,398)            1,285
Net (increase)decrease in loans to customers                                           4,089           (15,773)
Proceeds from disposal of other real estate owned                                        ---               157
Recoveries on loans charged off                                                           39                46
Purchase of bank premises and equipment                                                 (196)             (981)
Proceeds from disposal of bank premises and equipment                                      3                 5
                                                                          ------------------- -----------------
          Net cash (used in) investing activities                                    $(8,541)         $(20,365)
                                                                          ------------------- -----------------


Cash flows from financing activities:
Net increase in other deposits                                                        $5,784           $10,429
Net increase (decrease) in time deposits                                              (2,211)            7,512
Net increase (decrease) in other borrowed funds                                         (274)              134
Stock options exercised                                                                   41                47
Stock repurchased                                                                       (255)              ---
                                                                           ------------------ -----------------
      Net cash provided by financing activities                                       $3,085           $18,122
                                                                           ------------------ -----------------
Net increase (decrease) in cash and due from banks                                    (1,845)            1,550
Cash and due from banks at beginning of period                                        20,115            12,493
                                                                           ------------------ -----------------
Cash and due from banks at end of period                                             $18,270           $14,043
                                                                           ================== =================
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                $4,239            $2,969
                                                                           ================== =================
Cash paid for income taxes                                                              $---              $180
                                                                           ================== =================
Loans charged to the allowance for loan losses                                           $87              $253
                                                                           ================== =================
Loans transferred to other real estate owned                                             $24               $20
                                                                           ==================   ================
Unrealized (losses) on securities available for sale                                  $(720)           $(2,053)
                                                                           ==================   ================

Transactions related to acquisition of branches

Increase in assets and liabilities:
    Loans                                                                              $---             $8,831
    Deposits                                                                           $---            $22,009
    Fixed Assets                                                                       $---               $311


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)
($ In thousands, except share and per share data)

Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB), Bank of Tazewell County (BTC) and National Bankshares Financial Services, Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company's 2005 Form 10-K. The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note (2) Stock-Based Compensation

        The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of Bankshares and its subsidiaries an opportunity to acquire shares of National Bankshares, Inc. common stock. The purpose of the 1999 Stock Option Plan is to promote the success of Bankshares and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 250,000 shares of Bankshares common stock may be granted. The 1999 Stock Option Plan is administered by the Stock Option Committee, which is the NBI Board of Directors' Compensation Committee, made up entirely of independent directors of National Bankshares, Inc. The Stock Option Committee may determine whether options are incentive stock options or nonqualified stock options and may determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limits the maximum term of any option granted to ten years, states that options may be granted at not less than fair market value on the date of the grant and contains certain other limitations on the exercisability of incentive stock options. The options generally vest 25% after one year, 50% after two years, 75% after three years and 100% after four years. On December 29, 2005, the Company's Board of Directors passed a resolution stating that all 142,000 previously granted, but unvested, stock options be immediately vested. The vesting was made subject to the provision that any shares of NBI common stock obtained by an option grantee by exercise of an option subject to accelerated vesting may not be sold or otherwise transferred prior to the expiration of the option's original vesting period. This action was taken to reduce the impact of the "Statement of Financial Accounting Standards No. 123R, Share-Based Payment" on the Company's earnings over the reminder vesting period of the stock options. At the discretion of the Stock Option Committee options may be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of National Bankshares, Inc. At March 31, 2006, there were 286,000 additional shares available for grant under the plan.
        Compensation expense is calculated using the Black-Scholes model and is amortized over the requisite service period using the straight-line method. Please refer to the Company's Form 10-K dated December 31, 2005 for assumptions used. There have been no grants of stock options in 2006.

                                                                        Weighted-
                                                           Weighted-     Average       Aggregate
                                                            Average     Remaining      Intrinsic
                                                            Exercise   Contractual       Value
                           Options             Shares(1)     Price         Term         ($000)
------------------------------------------- ------------ ------------ --------------- ------------
Outstanding at January 1, 2006                  172,500       $19.90
Granted                                             ---
Exercised                                         (4,000)     $10.45
Forfeited or expired                                 ---
                                                     ---
Outstanding at March 31, 2006                    168,500      $20.13        7.7         $824
                                                 =======      ======        ===         ====
Exercisable at March 31, 2006                    168,500     $20.134        7.7         $824
                                                 =======     =======        ===         ====

        1. Outstanding shares at January 1, 2006 have been adjusted to reflect a 2-for-1 stock split effective March 31, 2006.

        Because no options were granted in 2006, there is no expense included in net income.

                                                       Three months
                                                          ended
                                                        March 31,
                                                     -----------------
($ In thousands, except per share data)                    2005
---------------------------------------------------- -----------------
Net income, as reported                                        $2,993

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards                                                    (36)
                                                     -----------------
Pro forma net income                                           $2,957
                                                     -----------------
Earnings per share:

    Basic - as reported                                         $0.43
                                                     -----------------
    Basic - pro forma                                           $0.42
                                                     -----------------
    Diluted - as reported                                       $0.43
                                                     -----------------
    Diluted - pro forma                                         $0.42
---------------------------------------------------- -----------------


         During the three months ended March 31, 2006, there were no stock options granted and 4,000 stock options were exercised with an intrinsic value of $54,000. For the three months ended March 31, 2005 there were no stock options granted and 1,750 options were exercised.


        For and 2004, 36,000 shares and 16,500 shares were excluded.

Note (3) Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                              For the periods ended
                                                               March 31,          December 31,
                                                               ---------          ------------
                                                           2006           2005        2005
                                                  -------------- -------------- -----------------
($ In thousands, except % data)
Balance at beginning of period                           $5,449         $5,729            $5,729
Provision for loan losses                                    17            190               567

Loans charged off                                           (87)          (253)           (1,101)

Recoveries                                                   39             46               254
                                                  -------------- -------------- -----------------
Balance at the end of period                             $5,418         $5,712            $5,449
                                                  ============== ============== =================
Ratio of allowance for loan losses to the
end of period loans, net of  unearned income
and deferred fees                                         1.11%          1.16%             1.11%
                                                  ============== ============== =================
Ratio of net charge-offs to average
loans, net of unearned income and   deferred
fees(1.)                                                  0.04%          0.17%             0.17%
                                                  ============== ============== =================
Ratio of allowance for loan losses to
nonperforming loans(2.)                               5,889.13%      1,646.11%         3,061.24%
                                                  ============== ============== =================

1.         Net charge-offs are on an annualized basis.
2. The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                                                March 31,        December 31,
                                                                ---------        ------------
                                                             2006         2005       2005
                                                     ------------- ------------ ----------------
($ In thousands, except % data)

Nonperforming Assets:
Nonaccrual loans                                              $92         $347             $178
Restructured loans                                            ---          ---              ---
                                                     ------------- ------------ ----------------
     Total nonperforming loans                                 92          347              178
Foreclosed property                                           390          715              376
                                                     ------------- ------------ ----------------
     Total nonperforming assets                              $482       $1,062             $554
                                                     ============= ============ ================
Ratio of nonperforming assets to loans, net of
unearned income and deferred fees, plus
other real estate owned                                     0.10%        0.21%            0.11%
                                                     ============= ============ ================

                                                                March 31,         December 31,
                                                                ---------         ------------
                                                             2006         2005       2005
                                                     ------------- ------------ ---------------
 Loans Past due 90 days or more and
   still accruing                                            $184         $763         $546
                                                     ============= ============ ===============
 Ratio of loans past due 90 days or
   more and still accruing to loans, net
   of unearned income and deferred fees                     0.04%         0.15%       0.11%
                                                     ============= ============ ===============
 Impaired loans:
 Total impaired loans                                         $92         $341         $174
                                                     ============= ============ ===============
 Impaired loans with a
   valuation allowance                                        ---          ---          ---
 Valuation allowance                                          ---          ---          ---
                                                     ------------- ------------ ---------------
 Impaired loans, net of allowance                             ---          ---          ---
                                                     ============= ============ ===============
 Impaired loans with no
   valuation allowance                                        $92         $341         $174
                                                     ============= ============ ===============
 Average recorded investment
   in impaired loans                                         $133         $348         $274
                                                     ============= ============ ===============
 Income recognized on impaired
   loans                                                       $2          ---          ---
                                                     ============= ============ ===============
 Amount of income recognized
   on a cash basis                                             $2          ---          $11
                                                     ============= ============ ===============



Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at March 31, 2006 were $0.

Note (4) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of March 31, 2006 are as follows:

                                                                    March 31, 2006

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ In thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Available for sale:
  U.S. Treasury                                   $3,036               ---              $161             $2,875
  U.S. Government
     Agencies and
     Corporations                                 28,767               ---               395             28,372
  State and political
     subdivisions                                 72,739               965               726             72,978
  Mortgage-backed
     securities                                   30,542                79               545             30,076
  Corporate debt
     securities                                   32,071                72             1,441             30,702
  Federal Reserve Bank stock-
restricted                                           208               ---               ---                208
  Federal Home Loan
     Bank stock-restricted                         1,759               ---               ---              1,759
  Other securities                                 1,433               157               ---              1,590
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
     available for sale                         $170,555            $1,273            $3,268           $168,560
                                        ================= ================= ================= ==================

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of March 31, 2006 are as follows:

                                                                    March 31, 2006

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ In thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Held to Maturity:
  U.S. Government
     Agencies and
     Corporations                                $28,606               ---              $825            $27,781
  State and political
     subdivisions                                 54,674               832               293             55,213
  Mortgage-backed
     securities                                    3,785                41                44              3,782
  Corporate securities                            20,203               236               641             19,798
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
         held to maturity                       $107,268            $1,109            $1,803           $106,574
                                        ================= ================= ================= ==================

        Information pertaining to securities with gross unrealized losses at March 31, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                                               March 31, 2006
                                              Less Than 12 Months             12 Months or More
                                         Fair Value    Unrealized Loss    Fair Value     Unrealized
                                                                                            Loss
U.S. Government agencies and
corporations                                  $40,447              $587        $19,641          $794
State and political subdivisions               26,722               345         18,265           674
Mortgage-backed securities                     18,301               252         10,437           337
Corporate debt securities                      10,178               276         27,329         1,806
                                               ------               ---         ------         -----
Total temporarily impaired
securities                                    $95,648            $1,460        $75,672        $3,611
                                              =======            ======        =======        ======

                                                             December 31, 2005
                                              Less Than 12 Months             12 Months or More
                                         Fair Value    Unrealized Loss    Fair Value     Unrealized
                                                                                            Loss
U.S. Government agencies and
corporations                                  $38,913               541        $11,698           485
State and political subdivisions               28,660               429         15,625           601
Mortgage-backed securities                     22,169               333          3,132            76
Corporate debt securities                      12,052               200         25,881         1,482
                                               ------               ---         ------         -----
Total temporarily impaired
securities                                   $101,794            $1,503        $56,336        $2,644
                                             ========            ======        =======        ======

        The Company had 260 securities with a fair value of $171,320 which were temporarily impaired at March 31, 2006. The total unrealized loss on these securities was $5,071. Losses are attributed to interest rate movements. Credit quality of the securities portfolio is continuously monitored by management. The Company has the ability and intent to hold these securities until maturity. Therefore, the losses associated with these securities are considered temporary at March 31, 2006. All securities shown are above investment grade.

Note (5) Recent Accounting Pronouncements

        In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement 140" (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

        Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

        The Corporation does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost

                                Pension Benefits

                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
($ in Thousands)                                   2006         2005
                                               ---------- ------------
Service cost                                       $ 143        $ 140
Interest cost                                        161          153
Expected return on plan assets                      (143)        (145)
Amortization of prior service cost                    (3)           2
Recognized net actuarial loss                         53           46
Amortization of transition cost                        2           (3)
                                               ---------- ------------
Net periodic benefit cost                          $ 213        $ 193
                                               ========== ============

Employer Contributions

        Bankshares expects to contribute a total of $698, paid in quarterly installments, to the pension plan for 2006. Bankshares anticipates making all required contributions prior to the end of 2006.

Note (7) Stock Split

        Bankshares' Board of Directors approved a 2-for-1 stock split of Bankshares' common stock. All per share information for all periods presented has been retroactively restated to reflect the stock split.


                   National Bankshares, Inc. and Subsidiaries
                      (In thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2006

        The purpose of this discussion is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Refer to the financial statements and other information included in this report as well as the 2005 Annual Report on Form 10-K for an understanding of the following discussion and analysis.
        This Quarterly Report on Form 10-Q contains forward-looking statements as described in the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

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

Performance Summary

     The following table shows NBI's key performance ratios for the period ended March 31, 2006 and December 31, 2005 and 2004. Per share data has been adjusted to reflect the effects of the March 31, 2006 2-for-1 stock split.

                                                    March 31,           December 31,            December 31,
                                                       2006                 2005                    2004
----------------------------------------------- ------------------- ---------------------- -----------------------
Return on average assets                               1.45%                1.52%                   1.62%
----------------------------------------------- ------------------- ---------------------- -----------------------
Return on average equity                              13.04%               13.73%                  14.48%
----------------------------------------------- ------------------- ---------------------- -----------------------
Net interest margin (1)                                4.22%                4.45%                   4.69%
----------------------------------------------- ------------------- ---------------------- -----------------------
Noninterest margin (2)                                 1.64%                1.74%                   1.77%
----------------------------------------------- ------------------- ---------------------- -----------------------
Basic net earnings per share                           $0.43                $1.77                   $1.74
----------------------------------------------- ------------------- ---------------------- -----------------------
Fully diluted net earnings per share                   $0.43                $1.76                   $1.73
----------------------------------------------- ------------------- ---------------------- -----------------------

(1) Net Interest Margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets using a tax rate of 35%.
(2) Noninterest Margin: Noninterest income (including securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets. This is a non-GAAP financial measure of the level of noninterest income and expense.

     The return on average assets for the first quarter of 2006 was 1.45%, down slightly from the 1.51% for the same period in the prior year. The return on average equity also experienced a decline.
     The net interest margin declined by 49 basis points. This decrease was due to rising interest rates. Interest expense has continued to grow at a faster pace than interest income.

Growth

        The following table shows NBI's key growth indicators:

                          March 31, 2006          December 31, 2005      December 31, 2004
------------------- ---------------------------- --------------------- ----------------------
Securities                   $275,828                  $272,541              $250,708
------------------- ---------------------------- --------------------- ----------------------
Loans, net                    484,391                   487,162               472,199
------------------- ---------------------------- --------------------- ----------------------
Deposits                      749,222                   745,649               705,932
------------------- ---------------------------- --------------------- ----------------------
Total assets                  847,956                   841,498               796,154
------------------- ---------------------------- --------------------- ----------------------

        At March 31, 2006 total assets were $847,956, an increase of $6,458 or 0.77%. If annualized, the growth rate would be approximately 3.1%.
        In order to reduce the compression of the net interest margin, management has exercised restraint when pricing large denomination time deposits. This approach has had positive influence on profitability; however, it has caused lower rates of deposit growth.

Asset Quality

        Key asset quality indicators are shown below:

                                                  March 31, 2006        December 31,2005      December 31, 2004
--------------------------------------------- ----------------------- --------------------- ----------------------
Nonperforming loans                                    $ 92                  $ 178                  $ 394
--------------------------------------------- ----------------------- --------------------- ----------------------
Loans past due over 90 days                             184                    546                    754
--------------------------------------------- ----------------------- --------------------- ----------------------
Other real estate owned                                 390                    376                    895
--------------------------------------------- ----------------------- --------------------- ----------------------
Allowance for loan losses to loans                    1.11%                  1.11%                  1.20%
--------------------------------------------- ----------------------- --------------------- ----------------------
Net charge-off ratio                                  0.04%                  0.17%                  0.30%
--------------------------------------------- ----------------------- --------------------- ----------------------

        This data indicates that the level of nonperforming loans has declined, as has the level of loans past due 90 days or more. Other real estate owned continues to decline as properties foreclosed upon are sold. Asset quality remains excellent.

Net Interest Income

        Net interest income for the period ending March 31, 2006 was $7,345, a decrease of $647 or 8.1%.
        The principal cause of the decline is rising interest rates. Specifically, the Company's interest-bearing liabilities have repriced upward at a faster pace than interest-earning assets. During the period the yield on earning assets rose by 7 basis points, while the cost of interest-bearing liabilities increased by 56 basis points.

Net Interest Income - Trends and Future Expectations

        During 2005, the Federal Reserve Board initiated a series of interest rate increases. These increases were designed to restore interest rates to historically more typical levels and to prevent inflation. Rate increases have occurred at regular intervals, each at 25 basis points to date.
        Rising energy costs coupled with high levels of government spending are viewed as inflationary. Government expenditures are expected to remain high as a result of natural disasters, conflict in the Middle East and new spending programs such as the prescription drug benefit for senior citizens. The Federal Reserve Bank may yet raise interest rates to combat inflationary pressures. However, there is a general expectation that interest rates are at or near their peak. Once interest rates stabilize, the compression of the net interest margin should begin to abate which would have a positive effect on the level of net interest income.
        The general impact of a rising interest rate scenario on the Company's balance sheet is described on page 15 of the Company's 2005 Form 10K, which is incorporated by reference in this report.

Interest Expense

        Interest expense for the three months ended March 31, 2006 was $4,238, an increase of $1,195, or 39.3%, from the same period the prior year. As previously discussed, rising interest rates have been the major contributor to this increase.
        During periods of rising interest rates, interest-bearing demand deposits, and to a lesser degree savings deposits, migrate to higher rate, longer-term time deposits. Generally, as rates climb, more migration occurs. Given their re-pricing characteristics, interest-bearing demand deposits readily respond to any interest rate movement. In other words, increases or decreases in interest expense can occur quite quickly.

Provision and Allowance for Loan Losses

        The provision for loan losses for the three-month period ended March 31, 2006 was $17, a $173 decrease from the same period ended March 31, 2005. The ratio of the allowance for loan losses to total loans at the end of the first three months of 2006 was 1.11%, which compares to 1.16% at the same period last year. The net charge-off ratio at March 31, 2006 was 0.04%, and it was 0.17% at March 31, 2005.

        The Company regularly reviews asset quality and re-evaluates the allowance for loan losses. Reviews are conducted for each of the two bank subsidiaries, and an appropriate provision and allowance for loan losses is established for each bank, depending upon factors that are unique to that bank and the quality of its loan portfolio. Because of the continued excellent overall quality of the loan portfolio, it is management's judgment that the decrease in the provision for loan losses is justified and the allowance is appropriate and adequate. (See "Allowance for Loan Losses" under "Critical Accounting Policies".)

Noninterest Income
                                        March 31, 2006          March 31, 2005           March 31, 2004
----------------------------------- ----------------------- ------------------------ ------------------------
Service charges on deposits               $815                       $675                     $675
----------------------------------- ----------------------- ------------------------ ------------------------
Other service charges and fees             109                         87                       72
----------------------------------- ----------------------- ------------------------ ------------------------
Credit card fees                           524                        494                      386
----------------------------------- ----------------------- ------------------------ ------------------------
Trust fees                                 380                        408                      509
----------------------------------- ----------------------- ------------------------ ------------------------
Other income                               267                        137                      103
----------------------------------- ----------------------- ------------------------ ------------------------
Realized securities gains (losses)         (36)                       (33)                      (6)
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

        Service charges on deposits were $815 at March 31, 2006, an increase of $140 or 20.74%. Of that increase, approximately $135 was due to increases in fees for overdrafts and returned checks. In early 2005 the Company increased its charge for each overdrawn item, and the amount of daily maximum charges was increased.

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

       Other service charges and fees at March 31, 2006 were $109, as compared with $87 for the same period the prior year. Of the $22 increase, approximately $10 was due to increases in fees associated with cashing income tax refund checks. Another $5 came from increased fees for letters of credit. The remainder of the increase were in the safe deposit box, and credit life insurance categories.

        Credit card fees consist of three types of revenues.
        o Credit card transaction fees
        o Debit card transaction fees
        o Merchant fees

       In all three cases volume is critical to growth in income. For debit and credit cards the number of accounts, whether obtained from internal growth or by acquisition, is the key factor. Merchant fees also depend on the number of merchants in the Company's program, as well as the type of business and the level of transaction discounts associated with them.
       Credit card fees increased by $30 or 6.07% when March 31, 2006 and March 31, 2005 are compared. The increase was attributable to volume.

       Trust income is somewhat dependent upon market conditions and the number of estate accounts being handled at any given point in time. Financial market conditions, which affect the value of trust assets managed, can vary, leading to fluctuations in the related income. Over the past few years and into 2006, the financial markets have experienced a degree of volatility. Income from estates is also unpredictable. Trust income for the first three months of 2006 was $380, a decrease of $28 from the previous year. The decline was the result of fluctuations in income derived from the settlement of estates.

       Other income is used for types of income that cannot be classified with other categories of noninterest income. The category includes such things as:
        o Net gains on the sale of fixed assets
        o Rent on foreclosed property
        o Income from cash value life insurance
        o Other infrequent or minor forms of income
        o Revenue from investment and insurance sales

        Given the nature of the items included in this category, trends or patterns are not identifiable. Other income increased $130 when March 31, 2006 and March 31, 2005 are compared. Of the $130 change, approximately $112 was attributable to increases in cash value associated with bank owned life insurance policies.

        Realized net gains and losses on securities include write-downs in certain investments in limited liability companies (LLC's) of which the Company is part owner, as well as sales, maturities and calls of securities.
        Realized gains and losses were ($36) for the period ended March 31, 2006. The majority of this loss was attributable to write-downs in investments in limited liability companies (LLC's).

Noninterest Expense
                                    March 31, 2006             March 31, 2005              March 31, 2004
----------------------------- --------------------------- -------------------------- ---------------------------
Salaries and employee
benefits                                $2,911                     $2,862                      $2,518
----------------------------- --------------------------- -------------------------- ---------------------------
Occupancy and furniture and
fixtures                                   533                        479                         438
----------------------------- --------------------------- -------------------------- ---------------------------
Data processing and ATM                    301                        467                         279
----------------------------- --------------------------- -------------------------- ---------------------------
Credit card processing                     413                        376                         314
----------------------------- --------------------------- -------------------------- ---------------------------


----------------------------- --------------------------- -------------------------- ---------------------------
Intangibles and goodwill
amortization                               284                        266                         238
----------------------------- --------------------------- -------------------------- ---------------------------
Net costs of other real
estate owned                                14                        108                          59
----------------------------- --------------------------- -------------------------- ---------------------------
Other operating expenses                 1,043                      1,131                         974
----------------------------- --------------------------- -------------------------- ---------------------------

       Noninterest expense includes several categories. A brief description of the factors that affect each follows.

       In addition to employee salaries, the salaries and benefits expense category includes the costs of employment taxes and employee fringe benefits. Certain of these are:
        o Health insurance
        o Employee life insurance
        o Dental insurance
        o Executive compensation plans (1)
        o Qualified Pension plans (1)
        o Supplemental retirement plan (salary continuation agreements)
        o Employer FICA
        o Unemployment taxes
        (1) See the 2005 Form 10-K and the Proxy Statement for the 2006 Annual Meeting of Stockholders for further information.
        Salaries and employee benefits expense was $2,911 at March 31, 2006, an increase of $49 or 1.71% when compared with the same period in 2005. Included in the increase is an $83 expense associated with a supplemental retirement plan that provides for salary continuation agreements with selected officers of the Company and its affiliates. This expense was offset by income from bank owned life insurance on the plan participants. (See the discussion of "Other Income".) The Company employed 283 fulltime equivalent employees at March 31, 2006 and 274 at March 31, 2005.

        Occupancy costs include such items as depreciation expense, maintenance of the properties, repairs and real estate taxes. At March 31, 2006, occupancy and furniture and fixture expense was $533, an increase of $54 or 11.27% over the end of the first quarter last year. In anticipation of the planned merger of its NBB and BTC affiliates, the Company accrued $35 for the cost of new signage that will be required at the time of the merger, and this expense accounts for the majority of the increase in the occupancy, furniture and fixtures category.

        Data processing and ATM expense decreased by $166 when compared to March 31, 2005. A decline in maintenance cost of approximately $93 and a decrease in conversion expenses of $58 account for most of the decrease.

        Credit card processing includes costs associated with the processing of credit cards, debit cards and merchant transactions. These expenses are related to credit card income previously discussed in "Noninterest Income", and the comments in that section are applicable. Credit card processing expense was $413 for the three months ended March 31, 2006, an increase of $37 from the same period in 2005. Volume accounted for the increase.

        Intangible expense is influenced by acquisitions, amortization schedules and impairment testing depending on the nature of the intangible. Core deposit intangibles are amortized while goodwill is subject to testing for impairment. Both generally increase with acquisitions. Intangibles amortization expense at March 31, 2006 was $284, an increase of $18 over the same period the previous year. The increase was associated with the acquisition of two branches acquired in February 2005.

        Net cost of other real estate owned consists of losses on disposal, repairs, write-downs and other foreclosure costs. Net costs of other real estate owned was down $94 when compared to the first quarter of last year. This category can fluctuate substantially depending on the number of properties on hand, the gains or losses on sale and the amount of write-downs.

        Other operating expenses include all other forms of expense not classified elsewhere in the Company's statement of income. Included in this category are such items as stationery and supplies, franchise taxes, contributions, telephone, postage and other operating costs. Other operating expenses for the first quarter of 2006 were $1,043, down $88 from the same period in the prior year.

Balance Sheet

        Year-to-date daily averages for the major balance sheet categories are as follows:
Assets                                  March 31, 2006    December 31, 2005
------------------------------------------------------- ----------------------
Federal funds sold                              $  ---                  $ ---
Interest-bearing deposits                       14,089                 14,819
Securities available for sale                  163,429                151,431
Securities held to maturity                    109,215                110,312
Mortgage loans held for sale                       214                    609
Real estate construction loans                  27,378                 26,926
Real estate mortgage loans                     115,801                117,855
Commercial and industrial loans                264,958                260,197
Loans to individuals                            83,273                 88,690
Total Assets                                 $ 839,478              $ 819,341

Liabilities and stockholders equity
-------------------------------------
Noninterest-bearing demand deposits          $ 111,953               $114,186
Interest-bearing demand deposits               224,404                204,522
Savings deposits                                54,550                 57,836
Time deposits                                  351,034                347,471
Other borrowings                                   163                    705
Shareholders' equity                           $93,419                $90,470

Loans

        The volume of mortgage loans held for sale is directly related to interest rate levels. Activity generally peaks during periods of low interest rates, declining as interest rates rise. Period-end balances are not indicative of volume, as loans are constantly being originated and sold. The balance shown at period-end reflects only loans held by NBB for which there are purchase commitments from investors, but which have not yet been funded. At March 31, 2006 there was approximately $3,898 in outstanding commitments to extend mortgage loans.
        Construction loans were $27,290 at March 31, 2006 and $27,116 at December 31, 2005, an increase of $174. This category tends to fluctuate because of demand and with the seasons. Demand also may vary because of economic conditions. Completion of construction projects generally occurs within one year, at which time permanent financing through one of the Company's banking affiliates or another lender is obtained. Loans for which the Company retains permanent financing move into the commercial and industrial loan or mortgage loan categories.
        Real estate loans at March 31, 2006 were $117,326, which represents a decrease of $95 from December 31, 2005. Loans in this category are for one-to-four family housing and are loans the banking affiliates elected to retain rather than to sell on the secondary market.
        Commercial and industrial loans were $264,300 at March 31, 2006, an increase of $151 from December 31, 2005. Included in this category are loans for working capital, equipment, commercial real estate and other loans for business needs. See Note 15 of the Company's 2005 Form 10-K for information related to "Concentrations of Credit".

        Loans to individuals decreased by $2,997 when March 31, 2006 is compared to December 31, 2005.
        Total deposits at March 31, 2006 increased by $3,573 from December 31, 2005. Noninterest-bearing demand deposits increased by $5,450 when March 31, 2006 is compared to December 31, 2005. During the same period, interest-bearing demand deposits decreased by $371, and time deposits decreased by $2,211.

Liquidity and Capital Resources

        Net cash provided by operating activities was $3,611 for the period ended March 31, 2006, which compares to $3,793 for the same period the previous year.
        Net cash used in investing activities was $8,541 for the period ended March 31, 2006, and $20,365 used for the period ended March 31, 2005. Net cash provided by financing activities was $3,085 for the period ending March 31, 2006.
        Management is unaware of any commitment that would have a material and adverse effect on liquidity at March 31, 2006.
        Total shareholders' equity grew by $2,321 from December 31, 2005 to March 31, 2006. Earnings and the changes in unrealized gains and losses for securities available for sale accounted for the net increase. During the first three months of 2006, the Company repurchased 10,700 shares of its own stock for approximately $255 at an average price of $23.81 (excluding broker commission). The Tier I and Tier II risk-based capital ratios at March 31, 2006 were 13.61% and 14.55%, respectively. The Company's leverage capital ratio was 9.64%

Interest Rate Sensitivity

        Following is a table showing repricing and maturity data for the Company's interest-earning assets and interest-bearing liabilities:

                                                            March 31, 2006
                                            -----------------------------------------------
Assets                                         <1Year         1-5 Years       > 5 Years
------------------------------------------- -------------- ---------------- ---------------
Federal funds sold                                    ---              ---             ---
Interest-bearing deposits                          17,253              ---             ---
Securities available for sale                      27,295           84,667          56,598
Securities held to maturity                        10,586           55,735          40,947
Mortgage loans held for sale                          493              ---             ---
Loans, net of unearned income
  and deferred fees                               169,802          248,895          71,112
                                            -------------- ---------------- ---------------
Total assets repricing/maturing                   225,429          389,297         168,657
                                            ============== ================ ===============
Cumulative                                        225,429          614,726         783,383
                                            ============== ================ ===============
Liabilities
Interest-bearing demand deposits                  225,240              ---             ---
Savings deposits                                   55,210              ---             ---
Time deposits                                     183,570          166,793             514
Other borrowings                                       83              ---             ---
                                            -------------- ---------------- ---------------
Total liabilities/maturing                        464,103          166,793             514
                                            ============== ================ ===============
Gap                                               (238,674)        222,504         168,143
                                            ============== ================ ===============
Cumulative repricing gap                          (238,674)        (16,170)        151,973
                                            ============== ================ ===============
Cumulative gap ratio                                 0.49             0.97            1.24
                                            ============== ================ ===============

        As shown in the above table, the Company is liability sensitive. In other words, the Company's interest-bearing liabilities reprice and/or mature at a faster rate than its interest-earning assets. During periods of rising interest rates, such as we have recently experienced, this causes the Company's net interest margin to decrease. This in turn has a negative impact on overall profitability.

Derivatives and Off Balance Sheet Items

        The Company is not a party to derivative financial instruments with off-balance sheet risks, such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business, to meet the financing needs of its customers. Management does not plan any future involvement in high- risk derivative products.
        The Company's banking affiliates extend lines of credit to their customers in the normal course of business. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.
        Standby letters of credit are also issued to the banks' customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation.
        While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it could draw funds. Sale of the loans would also be an option.
        The Company also sells mortgages on the secondary market for which there are recourse agreements should the borrower default.
        During the first three months of 2006, there have been no significant or unusual changes in this area.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provides management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2005 in the Company's Form 10-K. (See "Interest Rate Sensitivity" above.)

Item 4.   Controls and Procedures

        Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective to give reasonable assurance in alerting them in a timely fashion to material information relating to the Company that is required to be included in the reports the Company files under the Act. There were no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
        Disclosure controls and procedures are the Company's controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to allow timely decisions regarding its required disclosure. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that all control issues have been detected.

                                     Part II
                                Other Information


Item 1. Legal Proceedings

There were no material legal proceedings for the three months ended March 31, 2006.

Item 1A.  Risk Factors

          No material changes from risk factors as previously disclosed.


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          The following table provides information about our purchases during the first quarter of 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

-------------------- -------------------- ----------------------- -------------------- -------------------------
Fiscal Period          Total Number of      Average Price Paid      Total Number of       Approximate Dollar
                      Shares Purchased         per Share(1)        Shares Purchased      Value of Shares That
                                                                      as Part of         May Yet Be Purchased
                                                                  Publicly Announced      Under the Plans or
                                                                       Plans or              Programs(2)
                                                                      Programs(2)
-------------------- -------------------- ----------------------- -------------------- -------------------------
January                           10,700                  $23.84               10,700                  $306,054
-------------------- -------------------- ----------------------- -------------------- -------------------------

1) Average price per share includes commissions.
2) On May 12, 2005 the Board approved the repurchase of up to $1 million of common stock in the period from June 1, 2005 through May 31, 2006.

Item 3.  Defaults upon Senior Securities

         None for the three months ended March 31, 2006.


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

DATE: May 10, 2006                          NATIONAL BANKSHARES, INC.

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

      3(i)        Articles of Amendment to Articles of Incorporation   (incorporated herein by
                  of National Bankshares, Inc., dated April 8, 2003.   reference to exhibit 3(i) of
                                                                       the Annual Report on Form 10-K
                                                                       for the fiscal year ended
                                                                       December 31, 2003)

      3(i)        Amended and Restated Articles of Incorporation of    (incorporated herein by
                  National Bankshares, Inc.                            reference to Exhibit 3.1 of
                                                                       Form 8-K filed on March 16,
                                                                       2006)

      4(i)        Specimen copy of certificate for National            (incorporated herein by
                  Bankshares, Inc. common stock.                       reference to Exhibit 4(a) of
                                                                       the Annual Report on Form 10-K
                                                                       for fiscal year ended December
                                                                       31, 1993)

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

    10(ii)(B)     Computer software license agreement dated June 18,   (incorporated herein by
                  1990, by and between Information echnology, Inc.     reference to Exhibit 10(e) of
                  and The National Bank of Blacksburg                  the Annual Report on  Form 10-K
                                                                       for fiscal year ended December
                                                                       31, 1992)



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

   *10(iii)(A)    Employment Lease Agreement dated August 14, 2002,    (incorporated herein by
                  between National Bankshares, Inc. and The National   reference to Exhibit 10(iii)(A)
                                                                       of form 10-Q for the period
                                                                       ended September 30, 2002)

   *10(iii)(A)    Change in Control Agreement dated January 5, 2003,   (incorporated herein by
                  between National Bankshares, Inc. and Marilyn B.     reference to Exhibit 10 iii
                  Buhyoff                                              (A) of Form 10-K for the
                                                                       period ended December 31, 2002)

   *10(iii)(A)    Change in Control Agreement dated January 8, 2003,   (incorporated herein by
                  etween National Bankshares, Inc. and F. Brad         reference to Exhibit 10 iii
                  Denardo                                              (A) of Form 10-K for the
                                                                       period ended December 31, 2002)

   *10(iii)(A)    Salary Continuation Agreement dated February 8,      (incorporated herein by
                  2006, between the National Bank of Blacksburg and    reference to Exhibit
                  James G. Rakes.                                      10(iii)(A) of Form 8-K filed
                                                                       on February 8, 2006)

   *10(iii)(A)    Salary Continuation Agreement dated February 8,      (incorporated herein by
                  2006, between the National Bank of Blacksburg and    reference to Exhibit
                  F. Brad Denardo.                                     10(iii)(A) of Form 8-K filed
                                                                       on February 8, 2006)

   *10(iii)(A)    Salary Continuation Agreement dated February 8,      (incorporated herein by
                  2006, between Bank of Tazewell County and J. Robert  reference to Exhibit
                  Buchanan.                                            10(iii)(A) of Form 8-K filed
                                                                       on February 8, 2006)

   *10(iii)(A)    Salary Continuation Agreement dated February 8,      (incorporated herein by
                  2006, between Bank of Tazewell County and Marilyn    reference to Exhibit
                  B. Buhyoff.                                          10(iii)(A) of Form 8-K filed
                                                                       on February 8, 2006)

      31(i)       Section 302
                  Certification of Chief Executive Officer             Page 29

     31(ii)       Section 302
                  Certification of Chief Financial Officer             Page 30

      32(i)       18 U.S.C. Section 1350
                  Certification of Chief Executive Officer             Page 31


     32(ii)       18 U.S.C. Section 1350
                  Certification of Chief Financial Officer             Page 31


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


Date: May 10, 2006

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

Date: May 10, 2006

                                    /s/ J. ROBERT BUCHANAN
                                    ------------------------------
                                    J. Robert Buchanan
                                    Treasurer
                                    (Principal Financial Officer)

Exhibit 32 (i)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

        In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2006, I, James G. Rakes, President and Chief Executive Officer of National Bankshares, Inc. (Principal Executive Officer), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended March 31, 2006, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) the information contained in such Form 10-Q for the quarter ended March 31, 2006, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.



/s/ JAMES G. RAKES
-------------------
James G. Rakes
Chairman, President and Chief Executive Officer
(Principal Executive Officer)




Exhibit 32 (ii)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

        In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2006, I, J. Robert Buchanan, Treasurer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended March 31, 2006, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) the information contained in such Form 10-Q for the quarter ended March 31, 2006, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.



/s/ J. ROBERT BUCHANAN
-----------------------
J. Robert Buchanan
Treasurer
(Principal Financial Officer)


31