Form 10-Q
period 2006-06-30
NATIONAL BANKSHARES INC
filed 2006-08-09
CIK 796534

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2006.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at July 31, 2006
            -----                             ----------------------------
Common Stock, $1.25 Par Value                           6,996,284


                         (This report contains 34 pages)

                  10 NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index
Part I Financial Information                                                                 Page
----------------------------

Item 1        Financial Statements

              Consolidated Balance Sheets, June 30, 2006 (Unaudited)                           3-4
               and December 31, 2005

              Consolidated Statements of Income for the Three Months Ended   June 30,          5-6
                2006 and 2005 (Unaudited)

              Consolidated Statement of Income for the Six Months ended                        7-8
                June 30, 2006 and 2005 (Unaudited)

              Consolidated Statements of Changes in                                             9
               Stockholders' Equity, Six Months Ended
               June 30, 2006 and 2005 (Unaudited)

              Consolidated Statements of Cash Flows,                                          10-11
               Six Months Ended June 30, 2006 and 2005 (Unaudited)

              Notes to Consolidated Financial Statements                                      12-18

Item 2        Management's Discussion and Analysis of                                         18-27
               Financial Condition and Results of Operations

Item 3        Quantitative and Qualitative Disclosures About                                    27
               Market Risk

Item 4        Controls and Procedures                                                           28

Part II  Other Information
--------------------------

Item 1        Legal Proceedings                                                                 28

Item 1A       Risk Factors                                                                      28

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds                       28

Item 3        Defaults Upon Senior Securities                                                   29

Item 4        Submission of Matters to a Vote of Security Holders                               29

Item 5        Other Information                                                                 29

Item 6        Exhibits                                                                          29

Signatures                                                                                      30
----------

Index of Exhibits                                                                              30-31
-----------------

                                     Part I
                              Financial Information
Item 1.                             Financial Statements

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                           (Unaudited)
                                                                            June 30,             December 31,
($ In thousands, except share and per share data)                             2006                   2005
                                                                        ==================    ===================

Assets:
Cash and due from banks                                                           $19,037             $20,115
Interest-bearing deposits                                                          13,966              10,279
Securities available for sale, at fair value                                      162,813             162,833
Securities held to maturity (fair value
  approximates $102,747 at June 30, 2006 and $109,513
  at December 31, 2005)                                                           104,864             109,708
Mortgage loans held for sale                                                          222                ---
Loans:
     Real estate construction loans                                                30,177              27,116
     Real estate mortgage loans                                                   123,688             117,421
     Commercial and industrial loans                                              209,667             205,978
     Loans to individuals                                                         132,944             143,009
                                                                        ------------------    -------------------
          Total loans                                                             496,476             493,524
     Less unearned income and deferred fees                                          (976)               (913)
                                                                        -------------------   -------------------
          Loans, net of unearned income
           and deferred fees                                                      495,500             492,611
     Less: allowance for loan losses                                               (5,340)             (5,449)
                                                                        -------------------   -------------------
          Loans, net                                                              490,160             487,162
                                                                        -------------------   -------------------
Bank premises and equipment, net                                                   12,777              12,808
Accrued interest receivable                                                         5,301               5,145
Other real estate owned, net                                                          390                 376
Intangible assets and goodwill, net                                                16,544              17,113
Other assets                                                                       17,333              15,959
                                                                        -------------------   -------------------
          Total assets                                                           $843,407             $841,498
                                                                        ===================   ===================
Liabilities and Stockholders' Equity:
Noninterest-bearing demand deposits                                              $108,252            $112,445
Interest-bearing demand deposits                                                  241,664             225,611
Savings deposits                                                                   53,518              54,505
Time deposits                                                                     343,147             353,088
                                                                        ------------------    -------------------
          Total deposits                                                          746,581             745,649
                                                                        ------------------    -------------------
Other borrowed funds                                                                   78                 357
Accrued interest payable                                                              688                 725
Other liabilities                                                                   2,887               2,828
                                                                        ------------------    -------------------
          Total liabilities                                                       750,234             749,559
                                                                        ------------------    -------------------



Stockholders' Equity Preferred stock of no par value.
      Authorized 5,000,000 shares;  none
      issued and outstanding                                                          ---                 ---
     Common stock of $1.25 par value.
      Authorized 10,000,000 shares;  issued and
      outstanding 6,999,284 shares in 2006 and
      7,019,874 in 2005                                                             8,749               8,775
     Retained earnings                                                             87,723              84,610
     Accumulated other comprehensive income (loss), net                            (3,299)             (1,446)
                                                                        ------------------    -------------------
          Total stockholders' equity                                               93,173              91,939
                                                                        ------------------    -------------------
          Total liabilities and
           stockholders' equity                                                  $843,407            $841,498
                                                                        ==================    ===================


See accompanying notes to the consolidated financial statements.


                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)
                                                                            June 30,               June 30,
($ In thousands, except share and per share data)                             2006                   2005
                                                                        ==================     =================

Interest income:
Interest and fees on loans                                                         $8,637                $8,260
Interest on interest-bearing deposits                                                 102                    64
Interest on Federal funds sold                                                        ---                     1
Interest on securities - taxable                                                    1,893                 1,660
Interest on securities - nontaxable                                                 1,217                 1,283
                                                                        ------------------     -----------------
          Total interest income                                                    11,849                11,268
                                                                        ------------------     -----------------

Interest expense:
Interest on time deposits $100,000 or more                                          1,103                   931
Interest on other deposits                                                          3,259                 2,282
Interest on borrowed funds                                                             12                    13
                                                                        ------------------     -----------------
          Total interest expense                                                    4,374                 3,226
                                                                        ------------------     -----------------
          Net interest income                                                       7,475                 8,042
Provision for loan losses                                                               7                   198
                                                                        ------------------     -----------------
          Net interest income after
           provision for loan losses                                                7,468                 7,844
                                                                        ------------------     -----------------
Noninterest income:
Service charges on deposit accounts                                                   855                   801
Other service charges and fees                                                        104                    69
Credit card fees                                                                      636                   578
Trust income                                                                          365                   328
Other income                                                                          250                   122
Realized securities gains, net                                                          2                    29
                                                                        ------------------     -----------------
          Total noninterest income                                                  2,212                 1,927
                                                                        ------------------     -----------------
Noninterest expense:
Salaries and employee benefits                                                      2,929                 2,850
Occupancy, furniture and fixtures                                                     472                   480
Data processing and ATM                                                               327                   435
Credit card processing                                                                469                   463
Intangibles amortization                                                              285                   283
Net costs of other real estate owned                                                  ---                    73
Other operating expenses                                                              919                 1,007
                                                                        ------------------     -----------------
          Total noninterest expense                                                 5,401                 5,591
                                                                        ------------------     -----------------
Income before income tax expense                                                    4,279                 4,180
Income tax expense                                                                  1,052                 1,028
                                                                        ------------------     -----------------
          Net income                                                               $3,227                $3,152
                                                                        ==================     =================





        Net income per share - basic                                                $0.46                 $0.45
                                                                        =================    ===================
                                    - diluted                                       $0.46                 $0.45
                                                                        =================    ===================
        Weighted average number of common
        shares outstanding - basic                                              7,011,581             7,033,212
                                                                        =================    ===================
                           - diluted                                            7,033,626             7,071,996
                                                                        =================    ===================
          Dividends declared per share                                              $0.36                 $0.35
                                                                        =================    ===================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                            June 30,               June 30,
($ In thousands, except share and per share data)                             2006                   2005
                                                                        ==================     =================

Interest income:
Interest and fees on loans                                                        $16,998               $16,327
Interest on interest-bearing deposits                                                 260                   145
Interest on Federal funds sold                                                        ---                     1
Interest on securities - taxable                                                    3,696                 3,251
Interest on securities - nontaxable                                                 2,478                 2,579
                                                                        ------------------     -----------------
          Total interest income                                                    23,432                22,303
                                                                        ------------------     -----------------
Interest expense:
Interest on time deposits $100,000 or more                                          2,191                 1,804
Interest on other deposits                                                          6,407                 4,447
Interest on borrowed funds                                                             14                    18
                                                                        ------------------     -----------------
          Total interest expense                                                    8,612                 6,269
                                                                        ------------------     -----------------
          Net interest income                                                      14,820                16,034
Provision for loan losses                                                              24                   388
                                                                        ------------------     -----------------
          Net interest income after
           provision for loan losses                                               14,796                15,646
                                                                        ------------------     -----------------
Noninterest income:
Service charges on deposit accounts                                                 1,670                 1,476
Other service charges and fees                                                        213                   156
Credit card fees                                                                    1,160                 1,072
Trust income                                                                          745                   736
Other income                                                                          517                   259
Realized securities (losses), net                                                     (34)                   (4)
                                                                        ------------------     -----------------
          Total noninterest income                                                  4,271                 3,695
                                                                        ------------------     -----------------
Noninterest expense:
Salaries and employee benefits                                                      5,840                 5,712
Occupancy, furniture and fixtures                                                   1,005                   959
Data processing and ATM                                                               628                   902
Credit card processing                                                                882                   839
Intangibles amortization                                                              569                   549
Net costs of other real estate owned                                                   14                   181
Other operating expenses                                                            1,962                 2,138
                                                                        ------------------     -----------------
          Total noninterest expense                                                10,900                11,280
                                                                        ------------------     -----------------
Income before income tax expense                                                    8,167                 8,061
Income tax expense                                                                  1,937                 1,916
                                                                        ------------------     -----------------
          Net income                                                               $6,230                $6,145
                                                                        ==================     =================




        Net income per share - basic                                                $0.89                 $0.88
                                                                        =================    ===================
                                    - diluted                                       $0.89                 $0.87
                                                                        =================    ===================
        Weighted average number of common
        shares outstanding - basic                                              7,013,311             7,035,652
                                                                        =================    ===================
                           - diluted                                            7,039,303             7,071,996
                                                                        =================    ===================
          Dividends declared per share                                              $0.36                 $0.35
                                                                        =================    ===================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)


                                                                     Accumulated
                                                                        Other
($ In thousands)                         Common       Retained      Comprehensive    Comprehensive
                                          Stock       Earnings      Income (Loss)       Income         Total
                                       ============ ============== ================ ================ ===========

Balances, December 31, 2004                 $8,797        $77,735             $556                      $87,088

Net income                                     ---          6,145                            $6,145       6,145
                                                                               ---
Dividends ($0.35 per share)                                (2,464)                                       (2,464)

Other comprehensive loss, net of tax:

  Unrealized loss
   on securities
   available for sale, net
   of income tax $(185)                        ---            ---              ---             (343)        ---

   Reclass adjustment, net
    of tax $(64)                               ---            ---              ---             (119)        ---
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive loss                       ---            ---             (462)            (462)       (462)
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---           $5,683         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Exercise of stock options                        5             42              ---              ---          47
Stock repurchased                              (29)          (504)                                         (533)
                                       ------------ -------------- ---------------- ---------------- ------------
Balances, June 30, 2005                     $8,773        $80,954              $94              ---     $89,821
                                       ============ ============== ================ ================ ===========

Balances, December 31, 2005                 $8,775        $84,610          $(1,446)                     $91,939

Net income                                     ---          6,230              ---           $6,230       6,230

Dividends ($0.36 per share)                                (2,524)                                       (2,524)

Other comprehensive loss, net of tax:

   Unrealized loss
    on securities
    available for sale, net
       of income tax $(1,011)                  ---            ---                ---         (1,878)        ---

   Reclass adjustment, net
    of tax $13                                 ---            ---              ---               25         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive loss                       ---            ---           (1,853)          (1,853)     (1,853)
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---            4,377         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Exercise of stock options                       13            108              ---              ---         121
Stock repurchased                              (39)          (701)                                         (740)
                                       ------------ -------------- ---------------- ---------------- -----------

Balances, June 30, 2006                     $8,749        $87,723          $(3,299)                     $93,173
                                       ============ ============== ================ ================ ===========


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)
                                                                               June 30,           June 30,
($In thousands)                                                                  2006               2005
                                                                           ================== =================

Cash flows from operating activities:
Net income                                                                            $6,230            $6,145

Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                            24               388
     Depreciation of bank premises and equipment                                         506               505
     Amortization of intangibles                                                         569               549
     Amortization of premiums and accretion of
     discount, net                                                                       124               236
     (Gains) on disposal of fixed assets                                                  (2)               (4)
     (Gains)losses on sales and calls of securities
     available for sale, net                                                              40              (183)
     (Gains)losses on calls of securities held to maturity                                (3)              187
     Losses and writedowns on other real estate owned                                     10               106
     Increase(decrease) in:
         Mortgage loans held for sale                                                   (222)             (309)
         Accrued interest receivable                                                    (156)             (382)
         Other assets                                                                   (376)           (1,510)
     Increase in:
         Accrued interest payable                                                        (37)              105
         Other liabilities                                                                59               242
                                                                           ------------------ -----------------
                                                                           ------------------ -----------------

          Net cash provided by operating
           activities                                                                 $6,766            $6,075
                                                                           ------------------ -----------------
                                                                           ------------------ -----------------

Cash flows from investing activities
Net (increase) in federal funds sold                                                    $---             $(300)
Net (increase) decrease in interest-bearing deposits                                  (3,687)            9,962
Proceeds from calls, principal payments, sales and  maturities of
  securities available for sale                                                        7,847            10,401
Proceeds from calls, principal payments and maturities of
 securities held to maturity                                                           6,261             3,064
Proceeds from the sale of securities held to maturity                                    ---             3,123
Purchases of securities available for sale                                           (10,798)          (15,582)
Purchases of securities held to maturity                                              (1,458)          (10,634)
Purchases of loan participations                                                      (2,232)           (2,891)
Collections of loan participations                                                     4,084             1,624
Net (increase) in loans to customers                                                  (4,974)          (10,224)
Acquisitions, net of cash received                                                       ---            13,178
Proceeds from disposal of other real estate owned                                        ---               457
Recoveries on loans charged off                                                           76               100
Purchase of bank premises and equipment                                                 (475)           (1,153)
Proceeds from disposal of bank premises and equipment                                      2                 4
                                                                           ------------------ -----------------
                                                                           ------------------ -----------------

          Net cash provided by(used in) investing
           activities                                                                $(5,354)           $1,129
                                                                           ------------------ -----------------



Cash flows from financing activities
Net increase (decrease) in other deposits                                            $10,873           $(4,038)
Net increase (decrease) in time deposits                                              (9,941)            2,094
Net increase (decrease) in other borrowed funds                                         (279)              275
Stock options exercised                                                                  121                47
Cash dividends                                                                        (2,524)           (2,464)
Stock repurchased                                                                       (740)             (533)
                                                                           ------------------ -----------------
      Net cash used in financing
           activities                                                                $(2,490)          $(4,619)
                                                                           ------------------ -----------------
Net increase (decrease) in cash and due from banks                                    (1,078)            2,585
Cash and due from banks at beginning of period                                        20,115            12,493
                                                                           ------------------ -----------------
Cash and due from banks at end of period                                             $19,037           $15,078
                                                                           ================== =================

Supplemental disclosure of cash flow information:

Cash paid for interest                                                                $8,649            $6,164
                                                                           ================== =================
Cash paid for income taxes                                                            $1,741            $2,017
                                                                           ================== =================
Loans charged to the allowance for loan losses                                          $209              $585
                                                                           ================== =================
Loans transferred to other real estate owned                                             $24              $151
                                                                           ================== =================
Unrealized (losses) on securities available for sale                                 $(2,851)            $(711)
                                                                           ================== =================

Transactions related to acquisition of branches:
Increase in assets and liabilities:
    Investments                                                                         $---             $---
    Loans                                                                               $---            $8,831
    Deposits                                                                            $---           $22,009
    Fixed assets                                                                        $---              $311

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)
($ In thousands, except share and per share data)

Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg (NBB and National Bankshares Financial Services, Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company's 2005 Form 10-K. The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note (2) Stock-Based Compensation

        The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of Bankshares and its subsidiaries an opportunity to acquire shares of National Bankshares, Inc. common stock. The purpose of the 1999 Stock Option Plan is to promote the success of Bankshares and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 250,000 shares of Bankshares common stock may be granted. The 1999 Stock Option Plan is administered by the Stock Option Committee, which is the NBI Board of Directors' Compensation Committee, made up entirely of independent directors of National Bankshares, Inc. The Stock Option Committee may determine whether options are incentive stock options or nonqualified stock options and may determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limits the maximum term of any option granted to ten years, states that options may be granted at not less than fair market value on the date of the grant and contains certain other limitations on the exercisability of incentive stock options. The options generally vest 25% after one year, 50% after two years, 75% after three years and 100% after four years. On December 29, 2005, the Company's Board of Directors passed a resolution stating that all 142,000 previously granted, but unvested, stock options be immediately vested. The vesting was made subject to the provision that any shares of NBI common stock obtained by an option grantee by exercise of an option subject to accelerated vesting may not be sold or otherwise transferred prior to the expiration of the option's original vesting period. This action was taken to reduce the impact of the "Statement of Financial Accounting Standards No. 123R, Share-Based Payment" on the Company's earnings over the remaining vesting period of the stock options. At the discretion of the Stock Option Committee options may be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of National Bankshares, Inc. At June 30, 2006, there were 286,000 additional shares available for grant under the plan.
        Compensation expense is calculated using the Black-Scholes model and is amortized over the requisite service period using the straight-line method. Please refer to the Company's Form 10-K dated December 31, 2005 for assumptions used. There have been no grants of stock options in 2006.

                                                              Weighted
                                                          Weighted-      -Average      Aggregate
                                                           Average       Remaining     Intrinsic
                                                          Exercise     Contractual       Value
                     Options                 Shares(1)      Price          Term         ($000)
------------------------------------------- ------------ ------------ --------------- ------------
Outstanding at January 1, 2006                  172,500       $19.90
Granted                                             ---
Exercised                                        (10,710)     $11.24
Forfeited or expired                                 ---
                                                     ---
Outstanding at June 30, 2006                     161,790      $20.48             7.5         $442
                                                 =======      ======             ===         ====
Exercisable at June 30, 2006                     161,790      $20.48             7.5         $442
                                                 =======      ======             ===         ====

        1. Outstanding shares at January 1, 2006 have been adjusted to reflect a 2-for-1 stock split effective March 31, 2006.

Because no options were granted in 2006, there is no expense included in net income.

                                                     ----------------- ----------------
                                                        Six months      Three months
                                                          ended             ended
                                                         June 30,         June 30,
                                                     ----------------- ----------------
($ In thousands, except per share data)                    2005             2005
                                                     ----------------- ----------------

Net income, as reported                                        $6,145           $3,152
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards                                                    (73)             (37)
                                                     ----------------- ----------------
Pro forma net income                                           $6,072           $3,115
                                                     ----------------- ----------------
Earnings per share:
    Basic - as reported                                         $0.88            $0.45
                                                     ----------------- ----------------
    Basic - pro forma                                           $0.87            $0.45
                                                     ----------------- ----------------
    Diluted - as reported                                       $0.87            $0.45
                                                     ----------------- ----------------
    Diluted - pro forma                                         $0.86            $0.45
                                                     ----------------- ----------------


         During the six months ended June 30, 2006, there were no stock options granted and 10,710 stock options were exercised with an intrinsic value of $128,000. For the six months ended June 30, 2005 there were no stock options granted and 1,250 options were forfeited.

        For and 2004, 36,000 shares and 16,500 shares were excluded.

Note (3)       Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                              For the periods ended
                                                              ----------------------
                                                             June 30,             December 31,
                                                  ----------------------------- -----------------
                                                           2006         2005          2005
                                                  -------------- -------------- -----------------
($ In thousands, except % data)
Balance at beginning of period                           $5,449         $5,729            $5,729
Provision for loan losses                                    24            388               567
Loans charged off                                          (209)          (585)           (1,101)
Recoveries                                                   76            100               254
                                                  -------------- -------------- -----------------
Balance at the end of period                             $5,340         $5,632            $5,449
                                                  ============== ============== =================
Ratio of allowance for loan losses to the
 end of period loans, net of  unearned income
 and deferred fees                                         1.08%          1.13%             1.11%
                                                  ============== ============== =================
Ratio of net charge-offs to average
 loans, net of unearned income and   deferred
 fees(1.)                                                  0.05%          0.21%             0.17%
                                                  ============== ============== =================
Ratio of allowance for loan losses to
 nonperforming loans(2.)                                    ---        2,234.92%        3,061.24%
                                                  ============== ============== =================

1.         Net charge-offs are on an annualized basis.
2. The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                                                June 30,         December 31,
                                                     -------------------------- --------------
                                                             2006       2005         2005
                                                     ------------- ------------ ----------------
($ In thousands, except % data)
Nonperforming Assets:
Nonaccrual loans                                             $---         $252             $178
Restructured loans                                            ---          ---              ---
                                                     ------------- ------------ ----------------
     Total nonperforming loans                                ---          252              178
Foreclosed property                                           390          483              376
                                                     ------------- ------------ ----------------
     Total nonperforming assets                              $390         $735             $554
                                                     ============= ============ ================
Ratio of nonperforming assets to loans, net of
 unearned income and deferred fees, plus
 other real estate owned                                     0.08%        0.15%            0.11%
                                                     ============= ============ ================

                                                                 June 30,         December 31,
                                                     -------------------------- ---------------
                                                             2006       2005         2005
                                                     ------------- ------------ ---------------
Loans Past due 90 days or more and
   still accruing                                            $362         $526            $546
                                                     ============= ============ ===============
 Ratio of loans past due 90 days or
   more and still accruing to loans, net
   of unearned income and deferred fees                      0.07%        0.11%           0.11%
                                                     ============= ============ ===============
 Impaired loans:

 Total impaired loans                                        $---         $252            $174
                                                     ============= ============ ===============
 Impaired loans with a
   valuation allowance                                        ---          ---             ---
 Valuation allowance                                          ---          ---             ---
                                                     ------------- ------------ ---------------
 Impaired loans, net of allowance                             ---          ---             ---
                                                     ============= ============ ===============
 Impaired loans with no
   valuation allowance                                       $---         $252            $174
                                                     ============= ============ ===============
 Average recorded investment
   in impaired loans                                         $232         $316            $274
                                                     ============= ============ ===============
 Income recognized on impaired
   loans                                                     $---          ---             ---
                                                     ============= ============ ===============
 Amount of income recognized
   on a cash basis                                           $---          ---             $11
                                                     ============= ============ ===============

Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at June 30, 2006 were $0.

Note (4) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of June 30, 2006 are as follows:

                                                                     June 30, 2006

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ In thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Available for sale:
  U.S. Treasury                                   $3,035               ---              $216             $2,819
  U.S. Government
     Agencies and
     Corporations                                 28,784               ---               685             28,099
  State and political
     subdivisions                                 70,641               591             1,163             70,069
  Mortgage-backed
     securities                                   28,962                51               919             28,094
  Corporate debt
     securities                                   32,052                15             1,945             30,122
  Federal Reserve Bank stock-
restricted                                            91               ---               ---                 91
  Federal Home Loan
     Bank stock-restricted                         1,732               ---               ---              1,732
  Other securities                                 1,640               147               ---              1,787
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
     available for sale                         $166,937              $804            $4,928           $162,813
                                        ================= ================= ================= ==================

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of June 30, 2006 are as follows:

                                                                     June 30, 2006

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ In thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Held to Maturity:
  U.S. Government
     Agencies and
     Corporations                                $28,609               ---            $1,235            $27,374
  State and political
     subdivisions                                 53,483               433               558             53,358
  Mortgage-backed
     securities                                    3,577                18                88              3,507
  Corporate securities                            19,195               130               817             18,508
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
         held to maturity                       $104,864              $581            $2,698           $102,747
                                        ================= ================= ================= ==================

        Information pertaining to securities with gross unrealized losses at June 30, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                                               June 30, 2006
                                                               -------------
                                              Less Than 12 Months               12 Months or More
                                         -----------------------------    ------------------------------
                                         Fair Value    Unrealized Loss    Fair Value     Unrealized Loss
                                         -----------------------------    ------------------------------
U.S. Government agencies and
  corporations                                $39,480            $1,055        $18,812        $1,081
State and political subdivisions               36,444               751         19,239           969
Mortgage-backed securities                     18,608               544         10,546           464
Corporate debt securities                      12,447               489         26,840         2,273
                                               ------               ---         ------         -----
Total temporarily impaired
securities                                   $106,979            $2,839        $75,437        $4,787
                                             ========            ======        =======        ======

                                                             December 31, 2005
                                                             -----------------
                                              Less Than 12 Months               12 Months or More
                                         -----------------------------    ------------------------------
                                         Fair Value    Unrealized Loss    Fair Value     Unrealized Loss
                                         -----------------------------    ------------------------------
U.S. Government agencies and
  corporations                                $38,913               541        $11,698           485
State and political subdivisions               28,660               429         15,625           601
Mortgage-backed securities                     22,169               333          3,132            76
Corporate debt securities                      12,052               200         25,881         1,482
                                               ------               ---         ------         -----
Total temporarily impaired
securities                                   $101,794            $1,503        $56,336        $2,644
                                             ========            ======        =======        ======

        The Company had 304 securities with a fair value of $182,416 which were temporarily impaired at June 30, 2006. The total unrealized loss on these securities was $7,626. Losses are attributed to interest rate movements. Credit quality of the securities portfolio is continuously monitored by management, and there is no present concern with that quality. The Company has the ability and intent to hold these securities until maturity. Therefore, the losses associated with these securities are considered temporary at June 30, 2006. All securities shown are above investment grade.

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

        The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost

                                       Pension Benefits
                                    -----------------------
                                       Six Months Ended
                                           June 30,
                                    -----------------------
($ in Thousands)
                                         2006         2005
Service cost                            $ 286        $ 280
Interest cost                             322          306
Expected return on plan assets           (286)        (290)
Amortization of prior service cost         (6)           4
Recognized net actuarial loss             106           92
Amortization of transition cost             4           (6)
                                    ---------- ------------
Net periodic benefit cost               $ 426        $ 386
                                    ========== ============

Employer Contributions

        Bankshares expects to contribute a total of $698, paid in quarterly installments, to the pension plan for 2006. Contributions through June 30, 2006 totaled $349, and Bankshares anticipates making all required contributions prior to the end of 2006.

Note (7) Stock Split

        Bankshares' Board of Directors approved a 2-for-1 stock split of Bankshares' common stock effective March 31, 2006. All per share information for prior periods presented has been restated to reflect the stock split.


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

Overview

     National Bankshares, Inc. (NBI) is a financial holding company located in Southwest Virginia. Until May 26, 2006, it conducted operations primarily through two full-service banking affiliates, the National Bank of Blacksburg and Bank of Tazewell County. On May 26, Bank of Tazewell County was merged with and into the National Bank of Blacksburg, which does business as National Bank. It also has one nonbanking affiliate, National Bankshares Financial Services, Inc., which offers investment and insurance products. Net income derived from the nonbanking affiliate is not significant at this time or in the foreseeable future. NBI is a community bank operation.

Performance Summary

     The following table shows NBI's key performance ratios for the period ended June 30, 2006 and 2005 and December 31, 2005. Per share data has been adjusted to reflect the effects of the March 31, 2006 2-for-1 stock split.

                                                     June 30,             June 30,              December 31,
                                                       2006                 2005                    2005
----------------------------------------------- ------------------- ---------------------- -----------------------
Return on average assets                               1.50%                1.53%                   1.52%
----------------------------------------------- ------------------- ---------------------- -----------------------
Return on average equity                              13.69%               13.90%                  13.73%
----------------------------------------------- ------------------- ---------------------- -----------------------
Net interest margin (1)                                4.22%                4.65%                   4.45%
----------------------------------------------- ------------------- ---------------------- -----------------------
Noninterest margin (2)                                 1.59%                1.89%                   1.74%
----------------------------------------------- ------------------- ---------------------- -----------------------
Basic net earnings per share                          $0.89                $0.88                   $1.77
----------------------------------------------- ------------------- ---------------------- -----------------------
Fully diluted net earnings per share                  $0.89                $0.87                   $1.76
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

     The return on average assets for the first half of 2006 was 1.50%, down slightly from the 1.53% for the same period in the prior year and from the 1.52% at December 31, 2005. The return on average equity also experienced a decline.
     The net interest margin declined by 43 basis points when compared with June 30, 2005, and it is down 23 basis points when compared to year-end 2005. This decrease was due to rising interest rates. Interest expense has continued to grow at a faster pace than interest income.

Growth

        The following table shows NBI's key growth indicators:

                           June 30, 2006            June 30, 2005        December 31, 2005
------------------- ---------------------------- --------------------- ----------------------
Securities                   $267,677                  $259,385              $272,541
------------------- ---------------------------- --------------------- ----------------------
Loans, net                    490,160                   491,882               487,162
------------------- ---------------------------- --------------------- ----------------------
Deposits                      746,581                   725,997               745,649
------------------- ---------------------------- --------------------- ----------------------
Total assets                  843,407                   819,574               841,498
------------------- ---------------------------- --------------------- ----------------------

        At June 30, 2006, total assets were $843,407, an increase of $23,833, or 2.91%, when compared to June 31, 2005, and total assets increased $1,909, or 0.23%, when compared to December 31, 2005.
        In order to reduce the compression of the net interest margin, management has exercised restraint when pricing large denomination time deposits. This approach has had positive influence on profitability; however, it has caused lower rates of deposit growth.

Asset Quality

        Key asset quality indicators are shown below:

                                                  June 30, 2006           June 30,2005        December 31, 2005
--------------------------------------------- ----------------------- --------------------- ----------------------
Nonperforming loans                                   $ ---                  $ 252                  $ 178
--------------------------------------------- ----------------------- --------------------- ----------------------
Loans past due over 90 days                             362                    526                    546
--------------------------------------------- ----------------------- --------------------- ----------------------
Other real estate owned                                 390                    483                    376
--------------------------------------------- ----------------------- --------------------- ----------------------
Allowance for loan losses to loans                     1.08%                  1.13%                  1.11%
--------------------------------------------- ----------------------- --------------------- ----------------------
Net charge-off ratio                                   0.05%                  0.20%                  0.17%
--------------------------------------------- ----------------------- --------------------- ----------------------

        This data indicates that the level of nonperforming loans has declined, and at quarter-end there were no nonperforming loans. The level of loans past due 90 days or more has also declined. Asset quality remains excellent.

Net Interest Income

        Net interest income for the period ending June 30, 2006 was $14,820, a decrease of $1,214 or 7.57%, from June 30, 2005.
        The principal cause of the decline is rising interest rates. Specifically, the Company's interest-bearing liabilities have repriced upward at a faster pace than interest-earning assets. The yield on earning assets rose by 14 basis points, while the cost of interest-bearing liabilities increased by 67 basis points when the six months ended June 30, 2006 and 2005 are compared.

Net Interest Income - Trends and Future Expectations

        Starting in mid-2004 and continuing through 2006, the Federal Reserve Board initiated a series of interest rate increases. These increases were designed to restore interest rates to historically more typical levels and to prevent inflation. Rate increases have occurred at regular intervals, each at 25 basis points to date.
        Rising energy costs coupled with high levels of government spending are viewed as inflationary. Government expenditures are expected to remain high as a result of natural disasters, conflict in the Middle East and new spending programs such as the prescription drug benefit for senior citizens. This may prompt future interest rate increases by the Federal Reserve Bank, unless the national economy slows sufficiently to keep inflationary pressure in check.
        As long as interest rates continue to rise the Company will experience downward pressure on its net interest margin.
        The general impact of a rising interest rate scenario on the Company's balance sheet is described on page 15 of the Company's 2005 Form 10K, which is incorporated by reference in this report.

Interest Expense

        Interest expense for the six months ended June 30, 2006 was $8,612, an increase of $2,343, or 37.37%, from the same period the prior year. As previously discussed, rising interest rates have been the major contributor to this increase.
        During periods of rising interest rates, interest-bearing demand deposits, and to a lesser degree savings deposits, migrate to higher rate, longer-term time deposits. Generally, as rates climb, more migration occurs. Given their re-pricing characteristics, interest-bearing demand deposits readily respond to any interest rate movement. In other words, increases or decreases in interest expense can occur quite quickly.

Provision and Allowance for Loan Losses

        The provision for loan losses for the six-month period ended June 30, 2006 was $24, a $364 decrease from the same period ended June 30, 2005. The ratio of the allowance for loan losses to total loans at the end of the first six months of 2006 was 1.08%, which compares to 1.13% at the same period last year. The net charge-off ratio at June 30, 2006 was .05%, and it was .20% at June 30, 2005.

        The Company regularly reviews asset quality and re-evaluates the allowance for loan losses. An appropriate provision and allowance for loan losses is established for the bank, depending upon the quality of its loan portfolio. Because of the continued excellent overall quality of the loan portfolio and somewhat slower loan growth, it is management's judgment that the decrease in the provision for loan losses is justified and the allowance is appropriate and adequate. (See "Allowance for Loan Losses" under "Critical Accounting Policies".)


Noninterest Income
                                        June 30, 2006          June 30, 2005
----------------------------------- ----------------------- -------------------
Service charges on deposits               $1,670                  $1,476
----------------------------------- ----------------------- -------------------
Other service charges and fees               213                     156
----------------------------------- ----------------------- -------------------
Credit card fees                           1,160                   1,072
----------------------------------- ----------------------- -------------------
Trust fees                                   745                     736
----------------------------------- ----------------------- -------------------
Other income                                 517                     259
----------------------------------- ----------------------- -------------------
Realized securities gains (losses)           (34)                     (4)
----------------------------------- ----------------------- -------------------

        Noninterest income is made up of several categories. Following is a description of each, as well as the factors that influence each.

        Service charges on deposit accounts consist of a variety of charges imposed on demand deposits, interest-bearing deposits and savings deposit accounts. These include, but are not limited to, the following:
o Demand deposit monthly activity fees
o Service charges for checks for which there are non-sufficient funds or overdraft charges
o ATM transaction fees
        The principal factors affecting current or future levels of income from this category are:
o Internally generated growth
o Acquisitions of other banks/branches or de novo branches
o Adjustments to service charge structures
         Service charges on deposits were $1,670 at June 30, 2006, an increase of $194 or 13.14%. Of that increase, approximately $188 was due to increases in fees for overdrafts and returned checks. In early 2005 the Company increased its charge for each overdrawn item, and the amount of daily maximum charges was increased.

        Other service charges and fees consist of several categories. The primary categories are listed below.
o Fees for the issuance of official checks
o Safe deposit box rent
o Income from the sale of customer checks
o Income from the sale of credit life and accident and health insurance
        Levels of income derived from other service charges and fees vary. Fees for the issuance of official checks and customer check sales tend to grow as the existing franchise grows and as new offices are added. Fee schedules, while subject to change, generally do not by themselves yield a significant increase in income when they change. The most significant growth in safe deposit box rent also comes with an expansion of offices. Safe deposit box fee schedules, which are already at competitive levels, are occasionally adjusted. Income derived from the sale of credit life insurance and accident and health insurance varies with loan volume.
       Other service charges and fees at June 30, 2006 were $213, as compared with $156 for the same period the prior year. Of the $57 increase, approximately $10 was due to increases in fees associated with cashing income tax refund checks. Another $19 came from increased fees for letters of credit. The remainder of the increase were in the safe deposit box, and credit life insurance categories.
Credit card fees consist of three types of revenues.
o Credit card transaction fees
o Debit card transaction fees
o Merchant fees
       In all three cases volume is critical to growth in income. For debit and credit cards the number of accounts, whether obtained from internal growth or by acquisition, is the key factor. Merchant fees also depend on the number of merchants in the Company's program, as well as the type of business and the level of transaction discounts associated with them.
       Credit card fees increased by $88 or 8.21% when June 30, 2006 and June 30, 2005 are compared. The increase was attributable to volume.

       Trust income is somewhat dependent upon market conditions and the number of estate accounts being handled at any given point in time. Financial market conditions, which affect the value of trust assets managed, can vary, leading to fluctuations in the related income. Over the past few years and into 2006, the financial markets have experienced a degree of volatility. Income from estates is also unpredictable. Trust income for the first six months of 2006 was $745, an increase of $9 from the previous year.

       Other income is used for types of income that cannot be classified with other categories of noninterest income. The category includes such things as:
o Net gains on the sale of fixed assets
o Rent on foreclosed property
o Income from cash value life insurance
o Other infrequent or minor forms of income
o Revenue from investment and insurance sales

        Given the nature of the items included in this category, trends or patterns are not identifiable. Other income increased $258 when June 30, 2006 and June 30, 2005 are compared. Of the $258 change, approximately $273 was attributable to increases in cash value associated with bank owned life insurance policies, offset by declines in other areas.


        Realized net gains and losses on securities include write-downs in certain investments in limited liability companies (LLC's) of which the Company is part owner, as well as sales, maturities and calls of securities.
        Realized gains and losses were ($34) for the period ended June 30, 2006. The majority of this loss was attributable to write-downs in investments in limited liability companies (LLC's).

Noninterest Expense
-------------------
                                    June 30, 2006               June 30, 2005
----------------------------- --------------------------- ---------------------
Salaries and employee
benefits                                 $5,840                    $5,712
----------------------------- --------------------------- ---------------------
Occupancy and furniture and
fixtures                                  1,005                       959
----------------------------- --------------------------- ----------------------

----------------------------- --------------------------- ---------------------
Data processing and ATM                     628                       902
----------------------------- --------------------------- ---------------------
Credit card processing                      882                       839
----------------------------- --------------------------- ---------------------
Intangibles and goodwill
amortization                                569                       549
----------------------------- --------------------------- ---------------------
Net costs of other real
estate owned                                 14                       181
----------------------------- --------------------------- ---------------------
Other operating expenses                  1,962                     2,138
----------------------------- --------------------------- ---------------------

        Noninterest expense includes several categories. A brief description of the factors that affect each follows.

        In addition to employee salaries, the salaries and benefits expense category includes the costs of employment taxes and employee fringe benefits. Certain of these are:
o Health insurance
o Employee life insurance
o Dental insurance
o Executive compensation plans (1)
o Qualified Pension plans (1)
o Supplemental retirement plan (salary continuation agreements)
o Employer FICA
o Unemployment taxes
         (1) See the 2005 Form 10-K and the Proxy Statement for the 2006 Annual Meeting of Stockholders for further information.
        Salaries and employee benefits expense was $5,840 at June 30, 2006, an increase of $128 or 2.24% when compared with the same period in 2005. Included in the increase is an $180 expense associated with a supplemental retirement plan that provides for salary continuation agreements with selected officers of the Company and its affiliates. This expense was offset by income from bank owned life insurance on the plan participants. (See the discussion of "Other Income".) The Company employed 250.5 fulltime equivalent employees at June 30, 2006 and 275.5 at June 30, 2005.

        Occupancy costs include such items as depreciation expense, maintenance of the properties, repairs and real estate taxes. At June 30, 2006, occupancy and furniture and fixture expense was $1,005, an increase of $46 or 4.80% over the end of the first half of last year. The increase was due to fluctuation in various accounts, none of which represent a material change.

        Data processing and ATM expense decreased by $274 when compared to June 30, 2005. A decline in maintenance cost of approximately $116 and a decrease in conversion expenses of $152 account for most of the decrease.

        Credit card processing includes costs associated with the processing of credit cards, debit cards and merchant transactions. These expenses are related to credit card income previously discussed in "Noninterest Income", and the comments in that section are applicable. Credit card processing expense was $882 for the six months ended June 30, 2006, an increase of $43 from the same period in 2005. Volume accounted for the increase.

        Intangible expense is influenced by acquisitions, amortization schedules and impairment testing depending on the nature of the intangible. Core deposit intangibles are amortized while goodwill is subject to testing for impairment. Both generally increase with acquisitions. Intangibles amortization expense at June 30, 2006 was $569, an increase of $20 over the same period the previous year. The increase was associated with the acquisition of two branches acquired in February 2005.

        Net cost of other real estate owned consists of losses on disposal, repairs, write-downs and other foreclosure costs. Net costs of other real estate owned was down $167 when compared to the first half of last year. This category can fluctuate substantially depending on the number of properties on hand, the gains or losses on sale and the amount of write-downs.

        Other operating expenses include all other forms of expense not classified elsewhere in the Company's statement of income. Included in this category are such items as stationery and supplies, franchise taxes, contributions, telephone, postage and other operating costs. Other operating expenses for the first half of 2006, at $1,962, were down $176 from the same period in the prior year, largely due to cost containment measures.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets                                                       June 30, 2006  December 31, 2005
------------------------------------------------ -------------------------- ----------------------
Federal funds sold                                                  $  220                  $ ---
Interest-bearing deposits                                           11,464                 14,819
Securities available for sale                                      164,689                151,431
Securities held to maturity                                        107,462                110,312
Mortgage loans held for sale                                           337                    609
Real estate construction loans                                      27,501                 26,926
Real estate mortgage loans                                         118,113                117,855
Commercial and industrial loans                                    200,818                200,799
Loans to individuals                                               146,473                148,088
Total Assets                                                     $ 837,315              $ 819,341

Liabilities and stockholders equity
------------------------------------------------
Noninterest-bearing demand deposits                              $ 113,188               $114,186
Interest-bearing demand deposits                                   224,410                204,522
Savings deposits                                                    53,930                 57,836
Time deposits                                                      348,770                347,471
Other borrowings                                                       772                    705
Shareholders' equity                                               $91,754                $90,470

Loans

        Total loans net of unearned income at June 30, 2006 were $495,500, an increase of $2,889 or approximately .59% from December 31, 2005. This equates to an annualized growth rate of approximately 1.18%.

Deposits

        Total deposits at June 30, 2006 increased by $932 from December 31, 2005. Noninterest-bearing demand deposits decreased by $4,193 when June 30, 2006 is compared to December 31, 2005. During the same period, interest-bearing demand deposits increased by $16,053, and time deposits decreased by $9,941. Saving deposits during the period declined by $987.

Liquidity and Capital Resources

        Net cash provided by operating activities was $6,776 for the period ended June 30, 2006, which compares to $6,075 for the same period the previous year.
        Net cash used in investing activities was $5,354 for the period ended June 30, 2006, and $1,129 was provided for the period ended June 30, 2005. Net cash used by financing activities was $2,490 for the period ending June 30, 2006.
        Management is unaware of any commitment that would have a material and adverse effect on liquidity at June 30, 2006.

        Total shareholders' equity grew by $1,234 from December 31, 2005 to June 30, 2006. Earnings, the changes in unrealized gains and losses for securities available for sale and a dividend of $2,524 accounted for the net increase. During the first half of 2006, the Company repurchased 31,300 shares of its own stock for approximately $740 at an average price of $23.67 (including broker commission). The Tier I and Tier II risk-based capital ratios at June 30, 2006 were 13.35% and 14.25%, respectively. The Company's leverage capital ratio was 9.76%

Interest Rate Sensitivity

        Following is a table showing repricing and maturity data for the Company's interest-earning assets and interest-bearing liabilities:

                                                            June 30, 2006
                                            -----------------------------------------------
Assets                                         < 1 Year         1-5 Years       > 5 Years
------------------------------------------- -------------- ---------------- ---------------
Federal funds sold                                    ---              ---             ---
Interest-bearing deposits                          13,966              ---             ---
Securities available for sale                      25,422           86,862          50,529
Securities held to maturity                        10,374           56,459          38,031
Mortgage loans held for sale                          222              ---             ---
Loans, net of unearned income
  and deferred fees                               173,630          259,668          62,202
                                            -------------- ---------------- ---------------
Total assets repricing/maturing                   223,614          402,989         150,762=
                                            ============== ================ ===============

Liabilities
-------------------------------------------
Interest-bearing demand deposits                  241,664              ---             ---
Savings deposits                                   53,518              ---             ---
Time deposits                                     177,815          147,749          17,583
Other borrowings                                       78              ---             ---
                                            -------------- ---------------- ---------------
Total liabilities/maturing                        473,075          147,749          17,583
                                            ============== ================ ===============
Gap                                               (249,461)        255,240         133,179
                                            ============== ================ ===============
Cumulative repricing gap                          (249,461)          5,779         138,958
                                            ============== ================ ===============
Cumulative gap ratio                                 0.47             1.01            1.22
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

                Management's Discussion and Analysis of the Financial Condition and Results of Operations for the Three Months ended June 30, 2006

        Net income for the three months ended June 30, 2006 was $3,227, up $75 when compared to the same period the prior year. Basic earnings per share for the second quarter of 2006 were $0.46 compared to $0.45 in the second quarter of 2005.

Earnings

        Interest rates have been steadily rising throughout 2005 and 2006. Because the Company is liability sensitive, the rising rates have had an adverse impact on net interest income. As shown in the statement of profit and loss, interest income increased by $581, while interest expense during the same period increased by $1,148. This produced a decline in net interest income of $567, when the second quarter of 2006 and 2005 are compared.

        The provision for loan losses increased by $7 in the second quarter of 2006, a decrease from the $198 in the second quarter of 2005. Asset quality remains excellent. Therefore, based upon current information, the Company does not anticipate substantial additions to the allowance for loan losses.

        Noninterest income increased by $285 when the second quarter of 2006 and 2005 are compared. With the exception of realized gains and losses on securities, which declined by $27, all other categories improved. Comments made in the year-to-date discussion apply. Other income was up significantly because of income from bank-owned life insurance contracts.

        Noninterest expense was $5,401 for the quarter ended June 30, 2006. This represents a decrease of $190 from the same period last year. Comments made in the year-to-date discussion apply. Data processing expense declined when compared to 2005 because of acquisition-related computer conversion costs in 2005. The cost of other real estate owned has dropped substantially as foreclosed properties have been liquidated.

        In summary, the Company has experienced a decline in net interest income due to rising interest rates. To date, increases in the noninterest income areas, coupled with decreases in noninterest expense, have more than offset the decline in net interest income. The extent to which noninterest income and expense will continue to offset the decline in interest income is not currently known. If interest rates continue to rise and the interest margin erodes further, it would not be unreasonable to expect that net income could be negatively impacted. However, if interest rates stabilize, the Company's interest income could improve.

Derivatives and Off Balance Sheet Items

        The Company is not a party to derivative financial instruments with off-balance sheet risks, such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business, to meet the financing needs of its customers. Management does not plan any future involvement in high- risk derivative products.
        The Company's banking affiliate extends lines of credit to its customers in the normal course of business. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.
        Standby letters of credit are also issued to the bank customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation.
        While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it could draw funds. Sale of the loans would also be an option.
        The Company also sells mortgages on the secondary market for which there are recourse agreements should the borrower default.
        During the first half of 2006, there have been no significant or unusual changes in these types of off balance sheet contractual obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provides management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2005. (See "Interest Rate Sensitivity".)

Item 4.   Controls and Procedures

        Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective to give reasonable assurance in alerting them in a timely fashion to material information relating to the Company that is required to be included in the reports the Company files under the Act. There were no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
        Disclosure controls and procedures are the Company's controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to allow timely decisions regarding its required disclosure. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that all control issues have been detected.

                                     Part II
                                Other Information


Item 1. Legal Proceedings

               There were no material legal proceedings for the quarter ending June 30, 2006.

Item 1A.       Risk Factors

               No material changes from risk factors as previously disclosed in the Company's 2005 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

               The following table provides information about our purchases during the second quarter of 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

-------------------- -------------------- ----------------------- -------------------- -------------------------
Fiscal Period          Total Number of      Average Price Paid      Total Number of       Approximate Dollar
                      Shares Purchased         per Share(1)        Shares Purchased       Value or Number of
                                                                      as Part of        Shares That May Yet Be
                                                                  Publicly Announced     Purchased Under the
                                                                   Plans or Programs     Plans or Programs(2)(3)
-------------------- -------------------- ----------------------- -------------------- -------------------------
April 1-30                         4,100                  $24.62                4,100                  $205,112
-------------------- -------------------- ----------------------- -------------------- -------------------------
May 1-31                           6,000                  $24.07                6,000                   $60,692
-------------------- -------------------- ----------------------- -------------------- -------------------------
June 1-30                         10,500                  $22.91               10,500                    89,500
-------------------- -------------------- ----------------------- -------------------- -------------------------

1)       Average price per share includes commissions.
2) On May 12, 2005 the Board approved the repurchase of up to $1 million of common stock in the period from June 1, 2005 through May 31, 2006. On May 9, 2006 the Board approved repurchase of up to 100,000 shares of common stock in the period from June 1, 2006 through May 31, 2007.

3) Beginning in June of 2006 the units remaining to be repurchased are e xpressed in shares.

Item 3.         Defaults upon Senior Securities

                None for the three months ended June 30, 2006.


Item 4.         Submission of Matters to a Vote of Security Holders

                Three Class 1 Directors of the Company were elected for a term of three years each by a vote of the security holders.

                      (a) This matter was submitted to a vote at the Company's
                          Annual Meeting of Stockholders held on April 11, 2006.

                      (b) The name of each director elected at the meeting follows:

                          Lawrence J. Ball
                          Mary G. Miller
                          Glenn P. Reynolds

                          The name of each director whose term of office continued after the meeting is listed:

                          Jack H. Harry
                          Jack M. Lewis
                          William A. Peery
                          James G. Rakes
                          James M. Shuler
                          Jeffrey R. Stewart

                      (c) The number of votes cast for or against each nominee
                          is provided below. There were no abstentions and no broker non-votes.

                          Election of Directors

                          Director              Votes For      Votes Against
                          --------------------------------------------------
                          Lawrence J. Ball      3,113,421         13,074
                          Mary G. Miller        3,111,955         14,540
                          Glenn P. Reynolds     3,114,655         11,840


Item 5. Other Information

               None

Item 6. Exhibits

               See Index of Exhibits.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  DATE: August 9, 2006                          NATIONAL BANKSHARES, INC.

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

      4(i)        Article Four of the Articles of Incorporation of     (incorporated herein by
                  National Bankshares, Inc. included in Exhibit No.    reference to Exhibit 4(b) of
                  3(a)                                                 the Annual Report on orm 10-K
                                                                       for fiscal year ended
                                                                       December 31, 1993)

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

   *10(iii)(A)    Employment Lease Agreement dated August 14, 2002     (incorporated herein by
                  between National Bankshares, Inc., The National      reference to Exhibit
                  Bank of Blacksburg and James G. Rakes                10(iii)(A) of Form 10-Q for
                                                                       the period ended June 30, 2002)

   *10(iii)(A)    Change in Control Agreement dated January 5, 2003,   (incorporated herein by
                  between National Bankshares, Inc. and Marilyn B.     reference to Exhibit 10 iii(A)
                  Buhyoff                                              of Form 10-K for the
                                                                       period ended December 31, 2002)

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

   *10(iii)(A)    Salary Continuation Agreement dated February 8,      (incorporated herein by
                  2006, between the National Bank of Blacksburg and    reference to Exhibit 10(iii)(A)
                  F. Brad Denardo.                                     of Form 8-K filed
                                                                       on February 8, 2006)

   *10(iii)(A)    Salary Continuation Agreement dated February 8,      (incorporated herein by
                  2006, between Bank of Tazewell County and J.         reference to Exhibit 10(iii)(A)
                  Robert Buchanan.                                     of Form 8-K filed on February 8,
                                                                       2006)

   *10(iii)(A)    Salary Continuation Agreement dated February 8,      (incorporated herein by
                  2006, between Bank of Tazewell County and Marilyn    reference to Exhibit 10(iii)(A)
                  B. Buhyoff.                                          of Form 8-K filed on February 8,
                                                                       2006)

      31(i)       Section 302 Certification of Chief Executive Officer             Page 32

     31(ii)       Section 302 Certification of Chief Financial Officer             Page 33

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


Date: August 9, 2006

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

Date: August 9, 2006

                                      /s/ J. ROBERT BUCHANAN
                                      -----------------------------
                                      J. Robert Buchanan
                                      Treasurer
                                      (Principal Financial Officer)

Exhibit 32 (i)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

        In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended June 30, 2006, I, James G. Rakes, President and Chief Executive Officer of National Bankshares, Inc. (Principal Executive Officer), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended June 30, 2006, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) the information contained in such Form 10-Q for the quarter ended June 30, 2006, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.



/s/ JAMES G. RAKES
----------------------
James G. Rakes
Chairman, President and Chief Executive Officer
(Principal Executive Officer)




Exhibit 32 (ii)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

        In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended June 30, 2006, I, J. Robert Buchanan, Treasurer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended June 30, 2006, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) the information contained in such Form 10-Q for the quarter ended June 30, 2006, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.



/s/ J. ROBERT BUCHANAN
------------------------
J. Robert Buchanan
Treasurer
(Principal Financial Officer)


34