Form 10-Q
period 2006-09-30
NATIONAL BANKSHARES INC
filed 2006-11-08
CIK 796534

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                   Quarterly Period Ended September 30, 2006.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at October 31, 2006
            -----                             -------------------------------
Common Stock, $1.25 Par Value                            6,982,784


                         (This report contains 36 pages)

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index

Part I Financial Information                                              Page
----------------------------

Item 1        Financial Statements
----------------------------------
            Consolidated Balance Sheets, September 30, 2006                3-4
             and December 31, 2005 (Unaudited)

            Consolidated Statements of Income for the Three                5-6
              Months Ended September 30, 2006 and 2005 (Unaudited)

            Consolidated Statement of Income for the Nine Months           7-8
              ended September 30, 2006 and 2005 (Unaudited)

            Consolidated Statements of Changes in                           9
             Stockholders' Equity, Nine Months Ended
             September 30, 2006 and 2005 (Unaudited)

            Consolidated Statements of Cash Flows, Nine                   10-11
             Months Ended September 30, 2006 and 2005 (Unaudited)

            Notes to Consolidated Financial Statements                    12-20

Item 2      Management's Discussion and Analysis of                       20-30
             Financial Condition and Results of Operations

Item 3      Quantitative and Qualitative Disclosures About                  30
             Market Risk

Item 4      Controls and Procedures                                         30

Part II     Other Information
------------------------------
Item 1      Legal Proceedings                                               31

Item 1A     Risk Factors                                                    31

Item 2      Unregistered Sales of Equity Securities and Use                 31
            of Proceeds

Item 3      Defaults Upon Senior Securities                                 31

Item 4      Submission of Matters to a Vote of Security Holders             31

Item 5      Other Information                                               31

Item 6      Exhibits                                                        31

Signatures                                                                  32
----------

Index of Exhibits                                                         32-33
-----------------

                                     Part I
                              Financial Information
                          Item 1. Financial Statements

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                             (Unaudited)
                                                                            September 30,          December 31,
($ In thousands, except share and per share data)                               2006                   2005
                                                                          ==================    ===================
Assets
Cash and due from banks                                                             $14,598             $20,115
Interest-bearing deposits                                                            19,778              10,279
Securities available for sale, at fair value                                        161,876             162,833
Securities held to maturity (fair value
  approximates $104,478 at September 30, 2006 and $109,513
  at December 31, 2005)                                                             104,864             109,708
Mortgage loans held for sale                                                            223                ---
Loans:
     Real estate construction loans                                                  30,929              27,116
     Real estate mortgage loans                                                     125,349             117,421
     Commercial and industrial loans                                                213,197             205,981
     Loans to individuals                                                           129,151             143,006
                                                                          ------------------    -------------------

          Total loans                                                               498,626             493,524
     Less unearned income and deferred fees                                          (1,021)               (913)
                                                                          ------------------    -------------------

          Loans, net of unearned income
           and deferred fees                                                        497,605             492,611
     Less: allowance for loan losses                                                 (5,252)             (5,449)
                                                                          ------------------    -------------------

          Loans, net                                                                492,353             487,162
                                                                          ------------------    -------------------

Bank premises and equipment, net                                                     12,775              12,808
Accrued interest receivable                                                           5,517               5,145
Other real estate owned, net                                                            390                 376
Intangible assets and goodwill, net                                                  16,260              17,113
Other assets                                                                         16,363              15,959
                                                                          ------------------    -------------------

          Total assets                                                             $844,997            $841,498
                                                                          ==================    ===================

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits                                                $107,971            $112,445
Interest-bearing demand deposits                                                    210,022             225,611
Savings deposits                                                                     49,249              54,505
Time deposits                                                                       375,551             353,088
                                                                          ------------------    -------------------

          Total deposits                                                            742,793             745,649
                                                                          ------------------    -------------------

Other borrowed funds                                                                     76                 357
Accrued interest payable                                                                806                 725
Other liabilities                                                                     3,519               2,828
                                                                          ------------------    -------------------

          Total liabilities                                                         747,194             749,559
                                                                          ------------------    -------------------



Stockholders' Equity Preferred stock of no par value.
      Authorized 5,000,000 shares;  none
      issued and outstanding                                                            ---                 ---
     Common stock of $1.25 par value.
      Authorized 10,000,000 shares;  issued and
      outstanding 6,988,484 shares in 2006 and
      7,019,874 in 2005                                                               8,736               8,775
     Retained earnings                                                               90,690              84,610
     Accumulated other comprehensive (loss), net                                     (1,623)             (1,446)
                                                                          ------------------    -------------------

          Total stockholders' equity                                                 97,803              91,939
                                                                          ------------------    -------------------
          Total liabilities and
           stockholders' equity                                                    $844,997            $841,498
                                                                          ==================    ===================

See accompanying notes to the consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                 Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                          September 30,         September 30,
($ In thousands, except share and per share data)                             2006                   2005
                                                                        ==================     =================
Interest income:
Interest and fees on loans                                                         $8,863                $8,451
Interest on interest-bearing deposits                                                 110                   141
Interest on securities - taxable                                                    1,878                 1,607
Interest on securities - nontaxable                                                 1,191                 1,284
                                                                        ------------------     -----------------
          Total interest income                                                    12,042                11,483
                                                                        ------------------     -----------------

Interest expense:
Interest on time deposits $100,000 or more                                          1,258                 1,032
Interest on other deposits                                                          3,425                 2,781
Interest on borrowed funds                                                              8                     3
                                                                        ------------------     -----------------
          Total interest expense                                                    4,691                 3,816
                                                                        ------------------     -----------------
          Net interest income                                                       7,351                 7,667
Provision for loan losses                                                              16                   169
                                                                        ------------------     -----------------
          Net interest income after
           provision for loan losses                                                7,335                 7,498
                                                                        ------------------     -----------------

Noninterest income:
Service charges on deposit accounts                                                   862                   797
Other service charges and fees                                                         79                    68
Credit card fees                                                                      617                   553
Trust income                                                                          314                   326
Other income                                                                          313                   149
Realized securities gains (losses), net                                                47                    (1)
                                                                        ------------------     -----------------
          Total noninterest income                                                  2,232                 1,892
                                                                        ------------------     -----------------

Noninterest expense
Salaries and employee benefits                                                      2,866                 2,822
Occupancy, furniture and fixtures                                                     474                   491
Data processing and ATM                                                               294                   270
Credit card processing                                                                479                   431
Intangibles amortization                                                              284                   283
Net costs of other real estate owned                                                    2                    63
Other operating expenses                                                              997                 1,019
                                                                        ------------------     -----------------
          Total noninterest expense                                                 5,396                 5,379
                                                                        ------------------     -----------------
Income before income tax expense                                                    4,171                 4,011
Income tax expense                                                                    970                   957
                                                                        ------------------     -----------------
          Net income                                                               $3,201                $3,054
                                                                        ==================     =================



        Net income per share - basic                                               $0.46                  $0.44
                                                                        =================    ===================
                                    - diluted                                      $0.46                  $0.43
                                                                        =================    ===================
        Weighted average number of common
        shares outstanding - basic                                             6,993,891              7,023,954
                                                                        =================    ===================
                           - diluted                                           7,014,961              7,053,872
                                                                        =================    ===================
          Dividends declared per share                                              $---                   $---
                                                                        =================    ===================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                          September 30,         September 30,
($ In thousands, except share and per share data)                             2006                   2005
                                                                        ==================     =================
Interest income:
Interest and fees on loans                                                        $25,861               $24,778
Interest on interest-bearing deposits                                                 370                   286
Interest on Federal funds sold                                                        ---                     1
Interest on securities - taxable                                                    5,574                 4,858
Interest on securities - nontaxable                                                 3,669                 3,863
                                                                        ------------------     -----------------
          Total interest income                                                    35,474                33,786
                                                                        ------------------     -----------------
Interest expense:
Interest on time deposits $100,000 or more                                          3,449                 2,836
Interest on other deposits                                                          9,832                 7,228
Interest on borrowed funds                                                             22                    21
                                                                        ------------------     -----------------
          Total interest expense                                                   13,303                10,085
                                                                        ------------------     -----------------
          Net interest income                                                      22,171                23,701
Provision for loan losses                                                              40                   557
                                                                        ------------------     -----------------
          Net interest income after
           provision for loan losses                                               22,131                23,144
                                                                        ------------------     -----------------
Noninterest income:
Service charges on deposit accounts                                                 2,532                 2,273
Other service charges and fees                                                        292                   224
Credit card fees                                                                    1,777                 1,625
Trust income                                                                        1,059                 1,062
Other income                                                                          830                   408
Realized securities gains (losses), net                                                13                    (5)
                                                                        ------------------     -----------------
          Total noninterest income                                                  6,503                 5,587
                                                                        ------------------     -----------------
Noninterest expense:
Salaries and employee benefits                                                      8,706                 8,534
Occupancy, furniture and fixtures                                                   1,479                 1,450
Data processing and ATM                                                               922                 1,172
Credit card processing                                                              1,361                 1,270
Intangibles amortization                                                              853                   832
Net costs of other real estate owned                                                   16                   244
Other operating expenses                                                            2,959                 3,157
                                                                        ------------------     -----------------
          Total noninterest expense                                                16,296                16,659
                                                                        ------------------     -----------------
Income before income tax expense                                                   12,338                12,072
Income tax expense                                                                  2,907                 2,873
                                                                        ------------------     -----------------
          Net income                                                               $9,431                $9,199
                                                                        ==================     =================




        Net income per share - basic                                               $1.35                  $1.31
                                                                        =================    ===================
                                    - diluted                                      $1.34                  $1.30
                                                                        =================    ===================
        Weighted average number of common
        shares outstanding - basic                                             7,006,767              7,031,710
                                                                        =================    ===================
                           - diluted                                           7,031,118              7,065,912
                                                                        =================    ===================
          Dividends declared per share                                             $0.36                  $0.35
                                                                        =================    ===================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                     Accumulated
                                                                        Other
($ In thousands)                         Common       Retained      Comprehensive    Comprehensive
                                          Stock       Earnings      Income (Loss)       Income         Total
                                       ============ ============== ================ ================ ===========

Balances, December 31, 2004                 $8,797        $77,735             $556                      $87,088

Net income                                     ---          9,199              ---           $9,199       9,199
Dividends ($0.35 per share)                                (2,464)                                       (2,464)

Other comprehensive loss, net of tax:

  Unrealized loss
   on securities
   available for sale, net
   of income tax $(327)                        ---            ---              ---             (607)        ---

   Reclass adjustment, net
    of tax $(64)                               ---            ---              ---             (119)        ---
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive loss                       ---            ---             (726)            (726)       (726)
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---           $8,473         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Exercise of stock options                       11             95              ---              ---         106
Stock repurchased                              (28)          (505)                                         (533)
                                       ------------ -------------- ---------------- ---------------- -----------
Balances, September 30, 2005                $8,780        $84,060            $(170)             ---     $92,670
                                       ============ ============== ================ ================ ===========

Balances, December 31, 2005                 $8,775        $84,610          $(1,446)                     $91,939

Net income                                     ---          9,431              ---           $9,431       9,431
Dividends ($0.36 per share)                                (2,524)                                       (2,524)

Other comprehensive loss, net of tax:

   Unrealized loss
    on securities
    available for sale, net
    of income tax $(104)                       ---            ---              ---             (194)        ---

   Reclass adjustment, net
    of tax $9                                  ---            ---              ---               17         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive loss                       ---            ---             (177)            (177)       (177)
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---           $9,254         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Exercise of stock options                       13            108              ---              ---         121
Stock repurchased                              (52)          (935)                                         (987)
                                       ------------ -------------- ---------------- ---------------- -----------
Balances, September 30, 2006                $8,736        $90,690          $(1,623)                     $97,803
                                       ============ ============== ================ ================ ===========

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                              September 30,     September 30,
($In thousands)                                                                   2006               2005
                                                                           ================== =================
Cash flows from operating activities:
Net income                                                                            $9,431            $9,199

Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                            40               557
     Depreciation of bank premises and equipment                                         752               761
     Amortization of intangibles                                                         853               832
     Amortization of premiums and accretion of
     discount, net                                                                       206               311
     (Gains)losses on disposal of fixed assets                                            (4)               10
     (Gains)losses on sales and calls of securities
     available for sale, net                                                              25              (183)
     (Gains)losses on calls of securities held to maturity                               (38)              188
     Losses and write downs on other real estate owned                                    10               107
     Increase(decrease) in:
         Mortgage loans held for sale                                                   (223)              807
         Accrued interest receivable                                                    (372)             (275)
         Other assets                                                                   (309)           (1,417)
     Increase in:
         Accrued interest payable                                                         81               147
         Other liabilities                                                               691               453
                                                                           ------------------ -----------------
          Net cash provided by operating activities                                  $11,143           $11,497
                                                                           ------------------ -----------------

Cash flows from investing activities:
Net (increase) decrease in interest-bearing deposits                                  (9,499)            6,627
Proceeds from calls, principal payments, sales and  maturities of
  securities available for sale                                                       11,748            13,924
Proceeds from calls, principal payments and maturities of
 securities held to maturity                                                           6,448             7,943
Proceeds from the sale of securities held to maturity                                    823             3,312
Purchases of securities available for sale                                           (11,225)          (21,442)
Purchases of securities held to maturity                                              (2,458)          (18,405)
Purchases of loan participations                                                       2,232            (5,463)
Collections of loan participations                                                    (1,858)            2,149
Net (increase) in loans to customers                                                  (5,737)           (9,750)
Acquisitions, net of cash received                                                       ---            13,178
Proceeds from disposal of other real estate owned                                        ---               510
Recoveries on loans charged off                                                          108               146
Purchase of bank premises and equipment                                                 (720)           (1,352)
Proceeds from disposal of bank premises and equipment                                      5                76
                                                                           ------------------ -----------------
          Net cash (used in) investing activities                                   $(10,133)          $(8,547)
                                                                           ------------------ -----------------



Cash flows from financing activities
Net (decrease) in other deposits                                                    $(25,319)          $(2,379)
Net increase in time deposits                                                         22,463             6,615
Net increase (decrease) in other borrowed funds                                         (281)              326
Stock options exercised                                                                  121               106
Cash dividends                                                                        (2,524)           (2,464)
Stock repurchased                                                                       (987)             (533)
                                                                           ------------------ -----------------
      Net cash (used in) provided by financing activities                            $(6,527)           $1,671
                                                                           ------------------ -----------------
Net increase (decrease) in cash and due from banks                                    (5,517)            4,621
Cash and due from banks at beginning of period                                        20,115            12,493
                                                                           ------------------ -----------------
Cash and due from banks at end of period                                             $14,598           $17,114
                                                                           ================== =================



Supplemental disclosure of cash flow information:
Cash paid for interest                                                               $13,222            $9,938
                                                                           ================== =================
Cash paid for income taxes                                                            $2,372            $3,165
                                                                           ================== =================
Loans charged to the allowance for loan losses                                          $345              $812
                                                                           ================== =================
Loans transferred to other real estate owned                                             $24              $151
                                                                           ================== =================
Unrealized (losses) on securities available for sale                                   $(272)          $(1,117)
                                                                           ================== =================
Transactions related to acquisition of branches
  Increase in assets and liabilities:
    Investments                                                                         $---             $---
    Loans                                                                               $---            $8,831
    Deposits                                                                            $---           $22,009
    Fixed assets                                                                        $---              $311

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)
($ In thousands, except share and per share data)

Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB) and National Bankshares Financial Services, Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company's 2005 Form 10-K. The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note (2) Stock-Based Compensation

        The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of Bankshares and its subsidiaries an opportunity to acquire shares of National Bankshares, Inc. common stock. The purpose of the 1999 Stock Option Plan is to promote the success of Bankshares and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 500,000 shares of Bankshares common stock may be granted. The 1999 Stock Option Plan is administered by the Stock Option Committee, which is the NBI Board of Directors' Compensation Committee, made up entirely of independent directors of National Bankshares, Inc. The Stock Option Committee may determine whether options are incentive stock options or nonqualified stock options and may determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limits the maximum term of any option granted to ten years, states that options may be granted at not less than fair market value on the date of the grant and contains certain other limitations on the exercisability of incentive stock options. The options generally vest 25% after one year, 50% after two years, 75% after three years and 100% after four years. On December 29, 2005, the Company's Board of Directors passed a resolution stating that all 142,000 previously granted, but unvested, stock options be immediately vested. The vesting was made subject to the provision that any shares of NBI common stock obtained by an option grantee by exercise of an option subject to accelerated vesting may not be sold or otherwise transferred prior to the expiration of the option's original vesting period. This action was taken to reduce the impact of the "Statement of Financial Accounting Standards No. 123R, Share-Based Payment" on the Company's earnings over the remaining vesting period of the stock options. At the discretion of the Stock Option Committee options may be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of National Bankshares, Inc. At September 30, 2006, there were 286,000 additional shares available for grant under the plan.
        Compensation expense is calculated using the Black-Scholes model and is amortized over the requisite service period using the straight-line method. Please refer to the Company's Form 10-K dated December 31, 2005 for assumptions used. There have been no grants of stock options in 2006.


                                                                        Weighted-
                                                           Weighted      Average       Aggregate
                                                           -Average     Remaining      Intrinsic
                  Options                                  Exercise    Contractual       Value
                                               Shares(1)     Price        Term           ($000)
-------------------------------------------- ----------- ------------ --------------- ------------
Outstanding at January 1, 2006                  172,500       $19.90
Granted                                             ---
Exercised                                        (10,710)     $11.24
Forfeited or expired                                 ---
                                                     ---
Outstanding at September 30, 2006                161,790      $20.48             7.3         $447
                                                 =======      ======             ===         ====
Exercisable at September 30, 2006                161,790      $20.48             7.3         $447
                                                 =======      ======             ===         ====

        1. Outstanding shares at January 1, 2006 have been adjusted to reflect a 2-for-1 stock split effective March 31, 2006.

        Because no options were granted in 2006, there is no expense included in net income.

                                                     ----------------- ------------------
                                                       Nine months       Three months
                                                          ended              ended
                                                      September 30,      September 30,
                                                     ----------------- ------------------
($ In thousands, except per share data)                    2005              2005
                                                     ----------------- ------------------
Net income, as reported                                        $9,199             $3,054
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards                                                   (110)               (37)
                                                     ----------------- ------------------
Pro forma net income                                           $9,089             $3,017
                                                     ----------------- ------------------
Earnings per share:
    Basic - as reported                                         $1.31              $0.44
                                                     ----------------- ------------------
    Basic - pro forma                                           $1.30              $0.43
                                                     ----------------- ------------------
    Diluted - as reported                                       $1.30              $0.43
                                                     ----------------- ------------------
    Diluted - pro forma                                         $1.29              $0.43
                                                     ----------------- ------------------


         During the nine months ended September 30, 2006, there were no stock options granted and 10,710 stock options were exercised with an intrinsic value of $129,000. For the nine months ended September 30, 2005 there were no stock options granted and 1,250 options were forfeited.

Note (3) Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                                  For the periods ended
                                                             September 30,        December 31,
                                                  ----------------------------- -----------------
                                                       2006           2005             2005
                                                  -------------- -------------- -----------------
($ In thousands, except % data)
Balance at beginning of period                           $5,449         $5,729            $5,729
Provision for loan losses                                    40            557               567
Loans charged off                                          (345)          (812)           (1,101)
Recoveries                                                  108            146               254
                                                  -------------- -------------- -----------------
Balance at the end of period                             $5,252         $5,620            $5,449
                                                  ============== ============== =================
Ratio of allowance for loan losses to the
end of period loans, net of unearned income
and deferred fees                                         1.06%          1.13%             1.11%
                                                  ============== ============== =================
Ratio of net charge-offs to average
loans, net of unearned income and deferred
fees(1.)                                                  0.06%          0.18%             0.17%
                                                  ============== ============== =================

Ratio of allowance for loan losses to
nonperforming loans(2.)                               1,313.00%      2,239.04%         3,061.24%
                                                  ============== ============== =================

1.         Net charge-offs are on an annualized basis.
2. The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                                             September 30,       December 31,
                                                     -------------------------- ----------------
                                                          2006         2005          2005
                                                     ------------- ------------ ----------------
($ In thousands, except % data)

Nonperforming Assets:
Nonaccrual loans                                               $4         $251             $178
Restructured loans                                            ---          ---              ---
                                                     ------------- ------------ ----------------
     Total nonperforming loans                                ---          251              178
Foreclosed property                                           390          429              376
                                                     ------------- ------------ ----------------
     Total nonperforming assets                              $394         $680             $554
                                                     ============= ============ ================
Ratio of nonperforming assets to loans, net of
unearned income and deferred fees, plus
other real estate owned                                     0.08%        0.14%            0.11%
                                                     ============= ============ ================

                                                              September 30,       December 31,
                                                     -------------------------- ---------------
                                                             2006         2005       2005
                                                     ------------- ------------ ---------------
 Loans Past due 90 days or more and
   still accruing                                            $495         $563         $546
                                                     ============= ============ ===============
 Ratio of loans past due 90 days or
   more and still accruing to loans, net
   of unearned income and deferred fees                     0.10%        0.11%        0.11%
                                                     ============= ============ ===============
 Impaired loans:

 Total impaired loans                                        $---         $247         $174
                                                     ============= ============ ===============
 Impaired loans with a
   valuation allowance                                        ---          ---          ---
 Valuation allowance                                          ---          ---          ---
                                                     ------------- ------------ ---------------
 Impaired loans, net of allowance                             ---          ---          ---
                                                     ============= ============ ===============
 Impaired loans with no
   valuation allowance                                       $---         $247         $174
                                                     ============= ============ ===============
 Average recorded investment
   in impaired loans                                         $175         $299         $274
                                                     ============= ============ ===============
 Income recognized on impaired
   loans                                                     $---           $1          ---
                                                     ============= ============ ===============
 Amount of income recognized
   on a cash basis                                           $---           $1          $11
                                                     ============= ============ ===============



Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at September 30, 2006 were $4.

Note (4) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of September 30, 2006 are as follows:

                                                                  September 30, 2006

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ In thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Available for sale:
  U.S. Treasury                                   $3,034               ---              $125             $2,909
  U.S. Government
     Agencies and
     Corporations                                 28,791               ---               282             28,509
  State and political
     subdivisions                                 70,020               885               588             70,317
  Mortgage-backed
     securities                                   26,072                 6               468             25,610
  Corporate debt
     securities                                   32,032                81             1,189             30,924
  Federal Reserve Bank stock-
restricted                                            92               ---               ---                 92
  Federal Home Loan
     Bank stock-restricted                         1,822               ---               ---              1,822
  Other securities                                 1,560               133               ---              1,693
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
     available for sale                         $163,423            $1,106            $2,652           $161,876
                                        ================= ================= ================= ==================

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of September 30, 2006 are as follows:

                                                                  September 30, 2006

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ In thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
Held to Maturity:
  U.S. Government
     Agencies and
     Corporations                                $29,612                $2              $626            $28,988
  State and political
     subdivisions                                 53,467               805               223             54,049
  Mortgage-backed
     securities                                    2,598                 9                30              2,577
  Corporate securities                            19,187               197               520             18,864
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
         held to maturity                       $104,864            $1,013            $1,399           $104,478
                                        ================= ================= ================= ==================

        Information pertaining to securities with gross unrealized losses at September 30, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                                             September 30, 2006
                                              Less Than 12 Months             12 Months or More
                                        -------------------------------- ----------------------------
                                                                                         Unrealized
($ In thousands)                         Fair Value    Unrealized Loss    Fair Value        Loss
                                        -------------- ----------------- -------------- -------------
U.S. Government agencies and
corporations                                  $24,476              $127        $32,929          $907
State and political   subdivisions
                                               13,875                92         26,525           719
Mortgage-backed securities                     10,455               101         15,298           396
Corporate debt securities                       6,493               124         31,335         1,585
                                                -----               ---         ------         -----
Total temporarily impaired
securities                                    $55,299              $444       $106,087        $3,607
                                              =======              ====       ========        ======


                                                             December 31, 2005
                                              Less Than 12 Months             12 Months or More
                                        -------------------------------- ----------------------------
                                                                                         Unrealized
                                         Fair Value    Unrealized Loss    Fair Value        Loss
                                        -------------- ----------------- -------------- -------------
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
                                             ========            ======        =======        ======

        The Company had 240 securities with a fair value of $161,386 which were temporarily impaired at September 30, 2006. The total unrealized loss on these securities was $4,051. Losses are attributed to interest rate movements. Credit quality of the securities portfolio is continuously monitored by management, and there is no present concern with that quality. The Company has the ability and intent to hold these securities until maturity. Therefore, the losses associated with these securities are considered temporary at September 30, 2006. All securities shown are above investment grade.

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

        In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff's views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff's view that a registrant's materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the implementation of SFAS 108 to have a material impact on its financial statements.

        In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

        In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers' fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. If SFAS 158 had been implemented as of December 31, 2005, it would have resulted in decreases in accumulated comprehensive income of approximately $2,928. Comprehensive income as shown on the Consolidated Statement of Equity at December 31, 2005 would have been $7,494.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of FIN 48 to have a material impact on its financial statements.

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost
                                        Pension Benefits
                                    -----------------------
                                       Nine Months Ended
                                         September 30,
                                    -----------------------
($ in Thousands)                       2006         2005
                                    ---------- ------------
Service cost                            $ 430        $ 420
Interest cost                             486          459
Expected return on plan assets           (395)        (435)
Amortization of prior service cost        (10)           6
Recognized net actuarial loss             166          138
Amortization of transition cost             6           (9)
                                    ---------- ------------
Net periodic benefit cost               $ 683        $ 579
                                    ========== ============

Employer Contributions

        Bankshares expects to contribute a total of $952, paid in quarterly installments, to the pension plan for 2006. Contributions through September 30, 2006 totaled $524, and Bankshares anticipates making all required contributions prior to the end of 2006.

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

Overview

        National Bankshares, Inc. (NBI) is a financial holding company located in Southwest Virginia. It conducts operations primarily through its full-service banking affiliate, the National Bank of Blacksburg. It also has one nonbanking affiliate, National Bankshares Financial Services, Inc., which offers investment and insurance products. Net income derived from the nonbanking affiliate is not significant at this time or in the foreseeable future. NBI is a community bank operation with total assets of approximately $845 million.

Company Activities in 2006

        Until May 26, 2006, the Company operated two banking affiliates. On that date, its Bank of Tazewell County affiliate was merged into National Bank of Blacksburg. The National Bank of Blacksburg operates under the name of "National Bank". The merger of the Company's two banking affiliates offers bank customers more options in an expanded geographic area. It also provides operating efficiency through elimination of some duplicate functions.

        The Company plans to install state of the art check imaging equipment in the fourth quarter of 2006. This equipment will greatly enhance efficiency in the area of document processing and provide certain advantages to the Company's banking customers.

Performance Summary

        The following table shows NBI's key performance ratios for the periods ended September 30, 2006 and 2005 and December 31, 2005. Per share data has been adjusted to reflect the effects of the March 31, 2006 2-for-1 stock split.

                                                  September 30,         September 30,           December 31,
                                                       2006                 2005                    2005
----------------------------------------------- ------------------- ---------------------- -----------------------
Return on average assets                               1.51%                1.51%                   1.52%
----------------------------------------------- ------------------- ---------------------- -----------------------
Return on average equity                              13.34%              13.69%                 13.73%
----------------------------------------------- ------------------- ---------------------- -----------------------
Net interest margin (1)                                4.18%                4.53%                   4.45%
----------------------------------------------- ------------------- ---------------------- -----------------------
Noninterest margin (2)                                 1.57%                1.82%                   1.74%
----------------------------------------------- ------------------- ---------------------- -----------------------
Basic net earnings per share                          $1.35                 $1.31                  $1.77
----------------------------------------------- ------------------- ---------------------- -----------------------
Fully diluted net earnings per share                  $1.34                 $1.30                  $1.76
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

        The return on average assets for the first nine months of 2006 and 2005 was 1.51%. The return on average equity experienced a decline.
        The net interest margin declined by 35 basis points when compared with September 30, 2005, and it is down 27 basis points when compared to year-end 2005. This decrease was due to rising interest rates. Interest expense has continued to grow at a faster pace than interest income.

Growth

        The following table shows NBI's key growth indicators:

                        September 30, 2006           September 30, 2005       December 31, 2005
------------------- ---------------------------- --------------------------- ---------------------
Securities                   $266,740                     $263,943                 $272,541
------------------- ---------------------------- --------------------------- ---------------------
Loans, net                    492,353                      493,240                  487,162
------------------- ---------------------------- --------------------------- ---------------------
Deposits                      742,793                      732,177                  745,649
------------------- ---------------------------- --------------------------- ---------------------
Total assets                  844,997                      828,907                  841,498
------------------- ---------------------------- --------------------------- ---------------------

        At September 30, 2006, total assets were $844,997, an increase of $16,090, or 1.94%, when compared to September 30, 2005. Total assets increased $3,499, or 0.42%, when compared to December 31, 2005.

        In order to reduce the compression of the net interest margin, management has exercised restraint when pricing large denomination time deposits. This approach has had a positive influence on profitability; however, it has slowed deposit growth. For a limited period during the third quarter of 2006, the Company's bank subsidiary offered two special time deposit products that were designed to attract new, smaller denomination deposits. These efforts helped to increase time deposit balances and total deposits for the quarter. (See also "Interest Expense").

Asset Quality

        Key asset quality indicators are shown below:

                                                September 30, 2006      September 30,2005     December 31, 2005
--------------------------------------------- ----------------------- ---------------------- ---------------------
Nonperforming loans                                    $ 4                    $ 251                 $ 178
--------------------------------------------- ----------------------- ---------------------- ---------------------
Loans past due over 90 days                             495                     563                   546
--------------------------------------------- ----------------------- ---------------------- ---------------------
Other real estate owned                                 390                     429                   376
--------------------------------------------- ----------------------- ---------------------- ---------------------
Allowance for loan losses to loans                     1.06%                   1.13%                 1.11%
--------------------------------------------- ----------------------- ---------------------- ---------------------
Net charge-off ratio                                   0.06%                   0.18%                 0.17%
--------------------------------------------- ----------------------- ---------------------- ---------------------

        This data indicates that the level of nonperforming loans has declined, and at quarter-end there were no nonperforming loans. The level of loans past due 90 days or more has also declined. Asset quality remains excellent.

Net Interest Income

        Net interest income for the nine months ended September 30, 2006 was $22,171, a decrease of $1,530 from the same period in 2005. This was the result of a decrease in the net interest margin.
        A comparison of 2006 and 2005 indicates that the yield on earning assets increased by 18 basis points, while the cost to fund earning assets increased by 53 basis points. Together, these changes produced a decline in the net interest margin of 35 basis points.
        In a rising interest rate environment, the net interest margin is primarily affected by the ability of the securities and loan portfolios to re-price upward. If these portfolios, which constitute the majority of the Company's earning assets, do not keep a reasonable pace with the upward re-pricing of liabilities used to fund these assets then the net interest margin will decline.
        A comparison of yields on the securities and loan portfolios for the first nine months of 2006 and 2005 follows:

                            For the period ended       For the period ended
                             September 30, 2006         September 30, 2005
------------------------ --------------------------- --------------------------
Debit Securities                   5.54%                      5.61%
------------------------ --------------------------- -------------------------
Loans                              7.09%                      6.76%
------------------------ --------------------------- -------------------------

        This table indicates that the yield on the securities portfolio declined 7 basis points from September 30, 2005 to September 30, 2006. The decline in yield occurred at the same time as the Company was required to pay more in interest for the liabilities that fund securities. The result negatively impacted net interest income and ultimately net income.
        The loan portfolio yield increased by 33 basis points, significantly offsetting rising funding costs.
        Assuming a stable interest rate environment, the net interest margin hould improve over time. Yields on earning assets, including securities and loans, will ultimately increase to reflect higher interest rates in the marketplace. This increase will help offset the more rapid increases in interest paid on deposits.
        Securities re-pricing is affected by several factors including maturities, call features, sales, variable rate characteristics for some bonds and principal repayments. In this report, under the section "Interest Rate Sensitivity" is a schedule showing the amount of investments the Company expects will mature, call, re-price or pay down in the time periods specified. Potential sales are not factored in that table.
        The Company does not anticipate selling a substantial number of securities in order to restructure the investment portfolio. To do so would likely result in losses caused by the decline in the current value of assets caused by rising interest rates. Any such losses could be avoided by holding the securities to maturity. In addition, the activation of call features is dependent upon the level of interest rates. Accordingly, the amount of bonds forecast to be called can vary from time to time.
        Loan re-pricing is a function of scheduled repayments, prepayments, rate change frequency and other factors such as rate caps and rate floors. Since the re-pricings depend upon the contractual terms of individual loans, the Company's has little flexibility in controlling interest rate risk in this area. The table under "Interest Rate Sensitivity" shows the amount of loans expected to re-price.

Net Interest Income - Trends and Future Expectations

        Starting in mid-2004 and continuing through 2006, the Federal Reserve Board initiated a series of interest rate increases. These increases were designed to restore interest rates to historically more typical levels and to prevent inflation. Rate increases occurred at regular intervals, each at 25 basis points.

        In its August 2006 meeting, the Federal Reserve Bank declined to raise interest rates. It is not known at this point in time whether this halt is permanent or temporary. A cessation of rate increases would eventually have a positive impact on the Company's net interest margin.

Interest Expense

        Interest expense for the nine months ended September 30, 2006 was $13,303, an increase of $3,218, or 31.9%, from the same period the prior year. As previously discussed, rising interest rates have been the major contributor to this increase.
        During periods of rising interest rates, interest-bearing demand deposits, and to a lesser degree savings deposits, migrate to higher rate, longer-term time deposits. Generally, as rates climb, more migration occurs. Given their re-pricing characteristics, interest-bearing demand deposits readily respond to any interest rate movement. In other words, increases or decreases in interest expense can occur quite quickly.
        As previously noted, during the third quarter the Company initiated two special time deposit offers in an effort to procure additional deposits. These efforts were successful. Some new time deposits were acquired and some existing deposits migrated to the special products. The Company's trade area continues to be highly competitive.

Provision and Allowance for Loan Losses

        The provision for loan losses for the nine-month period ended September 30, 2006 was $40, a $517 decrease from the same period ended September 30, 2005. The ratio of the allowance for loan losses to total loans at the end of the first nine months of 2006 was 1.06%, which compares to 1.13% at the same period last year. The net charge-off ratio at September 30, 2006 was 0.06%, and it was 0.18% at September 30, 2005.
        The Company regularly reviews asset quality and re-evaluates the allowance for loan losses. An appropriate provision and allowance for loan losses is established for the bank, depending upon the quality of its loan portfolio. Because of the continued excellent overall quality of the loan portfolio and somewhat slower loan growth, it is management's judgment that the decrease in the provision for loan losses is justified and the allowance is appropriate and adequate. (See "Allowance for Loan Losses" under "Critical Accounting Policies".)

Noninterest Income
                                      September 30, 2006     September 30, 2005
----------------------------------- ----------------------- --------------------
Service charges on deposits               $2,532                  $2,273
----------------------------------- ----------------------- --------------------
Other service charges and fees               292                     224
----------------------------------- ----------------------- --------------------
Credit card fees                           1,777                   1,625
----------------------------------- ----------------------- --------------------
Trust fees                                 1,059                   1,062
----------------------------------- ----------------------- --------------------
Other income                                 830                     408
----------------------------------- ----------------------- --------------------
Realized securities gains (losses)            13                      (5)
----------------------------------- ----------------------- --------------------

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

        The principal factors affecting current or future levels of income from this category are:
o Internally generated growth
o Acquisitions of other banks/branches or de novo branches
o Adjustments to service charge structures
         Service charges on deposits were $2,532 at September 30, 2006, an increase of $259 or 11.4%. In early 2005 the Company increased its charge for each overdrawn item, and the amount of daily maximum charges was also increased.

        Other service charges and fees consist of several categories. The primary categories are listed below.
o Fees for the issuance of official checks
o Safe deposit box rent
o Income from the sale of customer checks
o Income from the sale of credit life and accident and health insurance
        Levels of income derived from other service charges and fees vary. Fees for the issuance of official checks and customer check sales tend to grow as the existing franchise grows and as new offices are added. Fee schedules, while subject to change, generally do not by themselves yield a significant increase in income when they change. The most significant growth in safe deposit box rent also comes with an expansion of offices. Safe deposit box fee schedules, which are already at competitive levels, are occasionally adjusted. Income derived from the sale of credit life insurance and accident and health insurance varies with loan volume.
       Other service charges and fees at September 30, 2006 were $292, as compared with $224 for the same period the prior year. Of the $68 increase, approximately $10 was due to increases in fees associated with cashing income tax refund checks. Another $16 came from increased fees for letters of credit. The remainder of the increase was in the safe deposit box, and credit life insurance categories.

        Credit card fees consist of three types of revenues.
o       Credit card transaction fees
o       Debit card transaction fees
o       Merchant fees
       In all three cases volume is critical to growth in income. For debit and credit cards the number of accounts, whether obtained from internal growth or by acquisition, is the key factor. Merchant fees also depend on the number of merchants in the Company's program, as well as the type of business and the level of transaction discounts associated with them.
       Credit card fees increased by $152 or 9.4% when September 30, 2006 and September 30, 2005 are compared. The increase was attributable to volume.

        Trust income is somewhat dependent upon market conditions and the number of estate accounts being handled at any given point in time. Financial market conditions, which affect the value of trust assets managed, can vary, leading to fluctuations in the related income. Over the past few years and into 2006, the financial markets have experienced a degree of volatility. Income from estates is also unpredictable. Trust income for the first nine months of 2006 was $1,059, compared to $1,062 from the previous year.
        Other income is used for types of income that cannot be classified with other categories of noninterest income. The category includes such things as:
o Net gains on the sale of fixed assets
o Rent on foreclosed property
o Income from cash value life insurance
o Other infrequent or minor forms of income
o Revenue from investment and insurance sales

        Given the nature of the items included in this category, trends or patterns are not identifiable. Other income increased $422 when September 30, 2006 and September 30, 2005 are compared. Of the $422 change, approximately $409 was attributable to increases in cash value associated with bank owned life insurance policies.

        Realized net gains and losses on securities include write-downs in certain investments in limited liability companies (LLC's) of which the Company is part owner, as well as sales, maturities and calls of securities.
        Realized gains and losses were $13 for the period ended September 30, 2006. The net gain was due to securities sold or called offset by write downs in the Company's investment in certain limited liability companies (LLC's).

Noninterest Expense
                      September 30, 2006 September 30, 2005
----------------------------- --------------------------- ----------------------
Salaries and employee
benefits                                 $8,706                    $8,534
----------------------------- --------------------------- ----------------------
Occupancy and furniture and
fixtures                                  1,479                     1,450
----------------------------- --------------------------- ----------------------
Data processing and ATM                     922                     1,172
----------------------------- --------------------------- ----------------------
Credit card processing                    1,361                     1,270
----------------------------- --------------------------- ----------------------
Intangibles and goodwill
amortization                                853                       832
----------------------------- --------------------------- ----------------------
Net costs of other real
estate owned                                 16                       244
----------------------------- --------------------------- ----------------------
Other operating expenses                  2,959                     3,157
----------------------------- --------------------------- ----------------------

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

(1) See the 2005 Form 10-K and the Proxy Statement for the 2006 Annual Meeting of Stockholders for further information.

        Salaries and employee benefits expense was $8,706 at September 30, 2006, an increase of $172 or 2.0% when compared with the same period in 2005. Included in the increase is an $180 expense associated with a supplemental retirement plan that provides for salary continuation agreements with selected officers of the Company and its affiliates. This expense was offset by income from bank owned life insurance on the plan participants. (See the discussion of "Other Income".) The Company employed 248 fulltime equivalent employees at September 30, 2006 and 272 at September 30, 2005.

        Occupancy costs include such items as depreciation expense, maintenance of the properties, repairs and real estate taxes. At September 30, 2006, occupancy and furniture and fixture expense was $1,479, an increase of $29 or 2.0% over the end of the first nine months of last year. The increase was due to fluctuation in various accounts, none of which represent a material change.

        Data processing and ATM expense decreased by $250 when compared to September 30, 2005. A decline in maintenance cost of approximately $64 and a decrease in conversion expenses of $152 account for most of the decrease. Check imaging equipment to be installed in the fourth quarter of 2006 is expected to add approximately $8 per month to expense.

        Credit card processing includes costs associated with the processing of credit cards, debit cards and merchant transactions. These expenses are related to credit card income previously discussed in "Noninterest Income", and the comments in that section are applicable. Credit card processing expense was $1,361 for the nine months ended September 30, 2006, an increase of $91 from the same period in 2005. Volume accounted for the increase.

        Intangible expense is influenced by acquisitions, amortization schedules and impairment testing depending on the nature of the intangible. Core deposit intangibles are amortized while goodwill is subject to testing for impairment. Both generally increase with acquisitions. Intangibles amortization expense at September 30, 2006 was $853, an increase of $21 over the same period the previous year. The increase was associated with the acquisition of two branches in February 2005.

        Net cost of other real estate owned consists of losses on disposal, repairs, write-downs and other foreclosure costs. Net costs of other real estate owned were down $228 when compared to the first nine months of last year. This category can fluctuate substantially depending on the number of properties on hand, the gains or losses on sale and the amount of write-downs.

        Other operating expenses include all other forms of expense not classified elsewhere in the Company's statement of income. Included in this category are such items as stationery and supplies, franchise taxes, contributions, telephone, postage and other operating costs. Other operating expenses for the first nine months of 2006, at $2,959, were down $198 from the same period in the prior year, largely due to cost containment measures.

Balance Sheet
        Year-to-date daily averages for the major balance sheet categories are as follows:

Assets                                   September 30, 2006         December 31, 2005
-------------------------------------  -------------------------- ----------------------
Interest-bearing deposits                                10,490                 14,819
Securities available for sale                           163,997                151,431
Securities held to maturity                             106,527                110,312
Mortgage loans held for sale                                488                    609
Real estate construction loans                           27,178                 26,926
Real estate mortgage loans                              120,393                117,855
Commercial and industrial loans                         240,035                200,799
Loans to individuals                                    104,223                148,088
Total Assets                                          $ 835,494              $ 819,341

Liabilities and stockholders equity
-------------------------------------
Noninterest-bearing demand deposits                   $ 110,329               $114,186
Interest-bearing demand deposits                        222,523                204,522
Savings deposits                                         52,948                 57,836
Time deposits                                           350,711                347,471
Other borrowings                                            562                    705
Shareholders' equity                                    $94,499                $90,470

Securities

        During the third quarter of 2006 the Company sold approximately $823 in securities held to maturity. These securities consisted of 46 mortgage-backed securities that paid down over time. The sales were consistent with accounting rules that permit such sales.

Loans

        Total loans net of unearned income at September 30, 2006 were $497,605, an increase of $4,994 or approximately 1.0% from December 31, 2005. This equates to an annualized growth rate of approximately 1.4%.

Deposits

        Total deposits at September 30, 2006 decreased by $2,856 from December 31, 2005. Noninterest-bearing demand deposits decreased by $4,474 when September 30, 2006 is compared to December 31, 2005. During the same period, interest-bearing demand deposits decreased by $15,589, and time deposits increased by $22,463. Saving deposits during the period declined by $5,256.

Liquidity and Capital Resources

        Net cash provided by operating activities was $11,143 for the period ended September 30, 2006, which compares to $11,497 for the same period the previous year.
        Net cash used in investing activities was $10,133 for the period ended September 30, 2006, and $8,547 for the period ended September 30, 2005. Net cash used by financing activities was $6,527 for the period ending September 30, 2006.
        Management is unaware of any commitment that would have a material and adverse effect on liquidity at September 30, 2006.
        Total shareholders' equity grew by $5,864 from December 31, 2005 to September 30, 2006. Earnings, the changes in unrealized gains and losses for securities available for sale and a dividend of $2,524 accounted for the net increase. During the first nine months of 2006, the Company repurchased 42,100 shares of its own stock for approximately $987. See Part II Item 2 of this report for further information regarding stock repurchases. The Tier I and Tier II risk-based capital ratios at September 30, 2006 were 14.1% and 15.0%, respectively. The Company's leverage capital ratio was 10.2%

Interest Rate Sensitivity

        Following is a table showing repricing and maturity data for the Company's interest-earning assets and interest-bearing liabilities:

                                        ----------------------------------------------------------------------
                                                                 September 30, 2006
--------------------------------------- ----------------------------------------------------------------------
Assets                                    1Year       2Year       3Year       4Year       5Year     >5Years
--------------------------------------- ----------- ----------- ----------- ----------- ---------- -----------
Interest-bearing deposits                   19,778         ---         ---         ---        ---         ---
Securities available for sale               25,259      30,681      24,433      16,718     12,352      52,433
Securities held to maturity                 12,788       6,624      11,876      20,456     15,602      37,518
Mortgage loans held for sale                   223         ---         ---         ---        ---         ---
Loans, net of unearned income              158,487      93,914      92,804      46,718     43,193      62,489
                                        ----------- ----------- ----------- ----------- ---------- -----------
Total interest earning assets              216,535     131,219     129,113      83,892     71,147     152,440
                                        =========== =========== =========== =========== ========== ===========
Cumulative                                 216,535     347,754     476,867     560,759    631,906     784,346
                                        =========== =========== =========== =========== ========== ===========




Liabilities
--------------------------------------- ----------- ----------- ----------- ----------- ---------- -----------
Interest-bearing demand deposits           210,022         ---         ---         ---        ---         ---
Savings deposits                            49,249         ---         ---         ---        ---         ---
Time deposits                              252,216      47,039      26,249      32,023     17,270         754
Other borrowings                                76         ---         ---         ---        ---         ---
                                        ----------- ----------- ----------- ----------- ---------- -----------
Total interest bearing liabilities         511,563      47,039      26,249      32,023     17,270         754
                                        =========== =========== =========== =========== ========== ===========
Cumulative                                 511,563     558,602     584,851     616,874    634,144     634,898
                                        =========== =========== =========== =========== ========== ===========
Gap                                        (295,028)    84,180     102,864      51,869     53,877     151,686
                                        =========== =========== =========== =========== ========== ===========
Cumulative gap ratio                          0.42        0.62        0.82        0.91       1.00        1.24
                                        =========== =========== =========== =========== ========== ===========

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

 Management's Discussion and Analysis of the Financial Condition and Results of
            Operations for the Three Months ended September 30, 2006

        Net income for the three months ended September 30, 2006 was $3,201, up $147 when compared to the same period the prior year. Basic earnings per share for the second quarter of 2006 were $0.46 compared to $.44 in the third quarter of 2005.

Earnings

        Interest rates have been steadily rising throughout 2005 and 2006. Because the Company is liability sensitive, the rising rates have had an adverse impact on net interest income. As shown in the statement of profit and loss, interest income increased by $559, while interest expense during the same period increased by $875. This produced a decline in net interest income of $316, when the third quarter of 2006 and 2005 are compared.

        The provision for loan losses was $16 in the third quarter of 2006, a decrease from the $169 in the third quarter of 2005. Asset quality remains excellent. Therefore, based upon current information, the Company does not anticipate substantial additions to the allowance for loan losses.

        Noninterest income increased by $340 when the third quarter of 2006 and 2005 are compared. With the exception of realized gains and losses on securities, which declined by $340, all other categories improved. Comments made in the year-to-date discussion apply. Other income was up significantly because of income from bank-owned life insurance contracts.

        Noninterest expense was $5,396 for the quarter ended September 30, 2006. This represents an increase of $17 from the same period last year. Comments made in the year-to-date discussion apply. Data processing expense declined when compared to 2005 because of acquisition-related computer conversion costs in 2005. The cost of other real estate owned has dropped substantially as foreclosed properties have been liquidated.

        In summary, the Company has experienced a decline in net interest income due to rising interest rates. To date, increases in the noninterest income areas, coupled with decreases in noninterest expense, have more than offset the decline in net interest income. The extent to which noninterest income and expense will continue to offset the decline in interest income is not currently known. If interest rates rise and the interest margin erodes further, it would not be unreasonable to expect that net income could be negatively impacted. However, if interest rates remain stable, the Company's interest income could improve.

Derivatives and Off Balance Sheet Items

        The Company is not a party to derivative financial instruments with off-balance sheet risks, such as futures, forwards, swaps and options. The Company is a party to financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business, to meet the financing needs of its customers. Management does not plan any future involvement in high- risk derivative products.
        The Company's banking affiliate extends lines of credit to its customers in the normal course of business. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.
        Standby letters of credit are also issued to the bank customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation.
        While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it could draw funds. Sale of the loans would also be an option.
        The Company also sells mortgages on the secondary market for which there are recourse agreements should the borrower default.
        Through three quarters of 2006, there have been no significant or unusual changes in these types of off balance sheet contractual obligations.

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

Item 4.   Controls and Procedures

        Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective to give reasonable assurance in alerting them in a timely fashion to material information relating to the Company that is required to be included in the reports the Company files under the Act. There were no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
        Disclosure controls and procedures are the Company's controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to allow timely decisions regarding its required disclosure. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that all control issues have been detected.

                                     Part II
                                Other Information

Item 1. Legal Proceedings

               There were no material legal proceedings for the quarter ending September 30, 2006.

Item 1A.       Risk Factors

               No material changes from risk factors as previously disclosed in the Company's 2005 Annual Report on Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

               The following table provides information about our purchases during the third quarter of 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

--------------------- -------------------- ---------------------- -------------------- -----------------------
Fiscal Period           Total Number of     Average Price Paid      Total Number of    Approximate Number of
                       Shares Purchased        per Share(1)        Shares Purchased     Shares That May Yet
                                                                      as Part of         Be Purchased Under
                                                                  Publicly Announced        the Plans or
                                                                       Plans or             Programs(2)
                                                                      Programs(2)
--------------------- -------------------- ---------------------- -------------------- -----------------------
July 1-31                           3,900                 $22.90                3,900                  85,600
--------------------- -------------------- ---------------------- -------------------- -----------------------
August 1-31                         4,500                 $22.82                4,500                  81,100
--------------------- -------------------- ---------------------- -------------------- -----------------------
September 1-30                      3,000                 $22.95                3,000                  78,100
--------------------- -------------------- ---------------------- -------------------- -----------------------

1)      Average price per share includes commissions.
2) On May 9, 2006 the Board approved repurchase of up to 100,000 shares of common stock in the period from June 1, 2006 through May 31, 2007.


Item 3. Defaults upon Senior Securities

               None for the three months ended September 30, 2006.

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

  DATE: November 8, 2006                 NATIONAL BANKSHARES, INC.

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

      3(i)        Articles of Amendment to Articles of Incorporation   (incorporated herein by
                  of National Bankshares, Inc., dated April 8, 2003.   reference to exhibit 3(i) of
                                                                       the Annual Report on
                                                                       Form 10-K for the fiscal
                                                                       yea ended December 31, 2003)

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

   *10(iii)(A)    Change in Control Agreement dated January 8, 2003,   (incorporated herein by
                  between National Bankshares, Inc. and F. Brad        reference to Exhibit 10 iii(A)
                  Denardo                                              of Form 10-K for the
                                                                       period ended December 31, 2002)

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

   *10(iii)(A)    Salary Continuation Agreement dated February 8,      (incorporated herein by
                  2006, between Bank of Tazewell County and J.         reference to Exhibit
                  Robert Buchanan.                                     10(iii)(A) of Form 8-K filed
                                                                       on February 8, 2006)

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


Date: November 8, 2006

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

Date: November 8, 2006

                                        /s/ J. ROBERT BUCHANAN
                                        -------------------------
                                        J. Robert Buchanan
                                        Treasurer
                                        (Principal Financial Officer)

Exhibit 32 (i)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

        In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended September 30, 2006, I, James G. Rakes, President and Chief Executive Officer of National Bankshares, Inc. (Principal Executive Officer), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended September 30, 2006, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) the information contained in such Form 10-Q for the quarter ended September 30, 2006, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.



/s/ JAMES G. RAKES
--------------------
James G. Rakes
Chairman, President and Chief Executive Officer
(Principal Executive Officer)




Exhibit 32 (ii)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

        In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended September 30, 2006, I, J. Robert Buchanan, Treasurer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended September 30, 2006, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) the information contained in such Form 10-Q for the quarter ended September 30, 2006, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.



/s/ J. ROBERT BUCHANAN
------------------------
J. Robert Buchanan
Treasurer
(Principal Financial Officer)