Form 10-K
period 2006-12-31
NATIONAL BANKSHARES INC
filed 2007-03-14
CIK 796534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
              |X| Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2006
                                       OR
            |_| Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
     For the transition period from ___________________to __________________

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

           Securities registered Pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $1.25 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by Directors, Executive Officers and Corporate Governanace) on June 30, 2006 (the last business day of the most recently completed second fiscal quarter) was approximately $146,278,729. As of February 15, 2007, the registrant had 6,978,734 shares of voting common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

                                                             Part of Form 10-K
                                                                 into which
                   Document                                     incorporated
-------------------------------------------------------------------------------
National Bankshares, Inc. 2006 Annual Report to Stockholders       Part II
National Bankshares, Inc. Proxy Statement for the 2007
Annual Meeting of Stockholders                                     Part III

===============================================================================

                                Table of Contents

Part I                                                              Page

Item 1.                Business                                       3
Item 1A.               Risk Factors                                   7
Item 1B.               Unresolved Staff Comments                      7
Item 2.                Properties                                     7
Item 3.                Legal Proceedings                              7
Item 4.                Submission of Matters to a Vote of             7
                       Security Holders

Part II

Item 5.                Market for Registrant's Common Equity,         8
                       Related Stockholder Matters and Issuer
                       Purchases of Equity Securities
Item 6.                Selected Financial Data                        10
Item 7.                Management's Discussion and Analysis           11
                       of Financial Condition and Results of
                       Operation
Item 7A.               Quantitative and Qualitative                   26
                       Disclosures About Market Risk
Item 8.                Financial Statements and                       27
                       Supplementary Data
Item 9.                Changes In and Disagreements With              53
                       Accountants on Accounting and Financial
                       Disclosure
Item 9A.               Controls and Procedures                        53
Item 9B.               Other Information                              54

Part III

Item 10.               Directors, Executive Officers and              54
                       Corporate Governance
Item 11.               Executive Compensation                         54
Item 12.               Security Ownership of Certain                  55
                       Beneficial Owners and Management and
                       Related Stockholder Matters
Item 13.               Certain Relationships and Related              55
                       Transactions, and Director Independence
Item 14.               Principal Accounting Fees and Services         55

Part IV

Item 15.               Exhibits, Financial Statement Schedules        56

Signatures                                                            57

Index of Exhibits                                                     62

Part I
$ In thousands, except per share data.

Item 1.  Business

History and Business

     National Bankshares, Inc. (the Company or NBI) is a financial holding company that was organized in 1986 under the laws of Virginia and is registered under the Bank Holding Company Act of 1956. It conducts most of its operations through its wholly-owned community bank subsidiary, the National Bank of Blacksburg (NBB). It also owns National Bankshares Financial Services, Inc.
(NBFS), which does business as National Bankshares Insurance Services and National Bankshares Investment Services.

The National Bank of Blacksburg

     The National Bank of Blacksburg, which does business as National Bank, was originally chartered in 1891 as the Bank of Blacksburg. Its state charter was converted to a national charter in 1922 and it became the National Bank of Blacksburg. In 2004, NBB purchased Community National Bank of Pulaski, Virginia. In May, 2006, Bank of Tazewell County, a Virginia bank which since 1996 had also been a wholly-owned subsidiary of NBI, was merged with and into NBB.
     NBB is community-oriented, and it offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local government units from its headquarters in Blacksburg, Virginia and its twenty-five branch offices throughout southwest Virginia. NBB has telephone and Internet banking and it operates twenty-five automated teller machines in its service area. Lending is focused at small and mid-sized businesses and at individuals. Loan types include commercial, agricultural, real estate, home equity and consumer. Merchant credit card services and business and consumer credit cards are available. Deposit accounts offered include demand deposit accounts, money market deposit accounts, savings accounts and certificates of deposit. NBB offers other miscellaneous services normally provided by commercial banks, such as letters of credit, night depository, safe deposit boxes, travelers checks, utility payment services and automatic funds transfer. NBB conducts a general trust business that has wealth management and trust and estate services for individual and business customers.
     At December 31, 2006, NBB had total assets of $864,107 and total deposits of $764,815. NBB's net income for 2006 was $12,876, which produced a return on average assets of 1.54% and a return on average equity of 14.33%. Refer to Note 12 of the Notes to Consolidated Financial Statements for NBB's risk-based capital ratios.

National Bankshares Financial Services, Inc.

     In 2001, National Bankshares Financial Services, Inc, was formed in Virginia as a wholly-owned subsidiary of NBI. NBFS offers non-deposit investment products and insurance products for sale to the public. NBFS works cooperatively with Bankers Investments, LLC to provide investments and with Bankers Insurance, LLC for insurance products. NBFS does not significantly contribute to NBI's net income.

Operating Revenue

     The percentage of total operating revenue attributable to each class of similar service that contributed 15% or more of the Company's total operating revenue for the years ended December 31, 2006, 2005 and 2004 is set out in the following table.

                                                                 Percentage of
Period                   Class of Service                        Total Revenues
------                   ----------------                        --------------
December 31, 2006        Interest and Fees on Loans                 61.51%
                         Interest on Investments                    21.76%
December 31, 2005        Interest and Fees on Loans                 62.71%
                         Interest on Investments                    21.96%
December 31, 2004        Interest and Fees on Loans                 61.30%
                         Interest on Investments                    23.60%

Market Area

     NBB's market area in southwest Virginia is made up of the counties of Montgomery, Giles, Pulaski, Tazewell, Wythe, Smyth and Washington. It also includes the cities of Radford and Galax, and the portions of Carroll and Grayson County that are adjacent to Galax. The bank also serves those portions of Mercer County and McDowell County, West Virginia that are contiguous with Tazewell County, Virginia. Although largely rural, the market area is home to two major universities, Virginia Tech and Radford University, and to three community colleges. Virginia Tech, located in Blacksburg, Virginia, is the area's largest employer and is the Commonwealth's largest university. A second state supported university, Radford University, is located nearby. Employment at the universities has been stable and is expected to remain so. In recent years Virginia Tech's Corporate Research Center has brought several high-tech companies to Montgomery County.

     In addition to education, the market area has a diverse economic base, with manufacturing, agriculture, tourism, healthcare, retail and service industries all represented. Large manufacturing facilities in the region include Celanese Acetate, the largest employer in Giles County, and Volvo Heavy Trucks, the largest company in Pulaski County. Both of these firms have experienced layoffs within the past three years. Pulaski and Galax have been centers for furniture manufacturing. In recent years, this industry has been declining because of growing furniture imports. Tazewell County is largely dependent on the coal mining industry and on agriculture for its economic base. Coal production is a cyclical industry that has been improving over the past few years. Both Montgomery County and Bluefield in Tazewell County are regional retail centers and have facilities to provide basic heath care for the region.
     NBB's market area offers the advantages of a good quality of life, scenic beauty, moderate climate and historical and cultural attractions. The region has some recent success attracting retirees, particularly from the Northeast and urban northern Virginia.

Competition

     The banking and financial services industry in NBB's market area is highly competitive. The competitive business environment is a result of changes in regulation, changes in technology and product delivery systems and competition from non-traditional financial services. NBB competes for loans and deposits with other commercial banks, credit unions, securities and brokerage companies, mortgage companies, insurance companies, retailers, automobile companies and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than NBB. In order to compete, NBB relies upon a service-based business philosophy, personal relationships with customers, specialized services tailored to meet customers' needs and the convenience of office locations. In addition, the bank is generally competitive with other financial institutions in its market area with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

Organization and Employment

     NBI, NBB and NBFS are organized in a holding company/subsidiary structure. Functions that serve multiple subsidiaries, including audit, compliance, loan review and human resources, are at the holding company level. Until May, 2006, when it was merged with and into NBB, NBI operated a second wholly-owned bank subsidiary, Bank of Tazewell County.
     At December 31, 2006, NBI employed 15 full time employees, NBB had 229.5 full time equivalent employees and NBFS had 4 full time employees.

Regulation, Supervision and Government Policy

     NBI and NBB are subject to state and federal banking laws and regulations that provide for general regulatory oversight of all aspects of their operations. As a result of substantial regulatory burdens on banking, financial institutions like NBI and NBB are at a disadvantage to other competitors who are not as highly regulated, and their costs of doing business are higher. A brief summary follows of certain laws, rules and regulations which affect NBI and NBB. Any changes in the laws and regulations governing banking and financial services could have an adverse effect on the business prospects of NBI and NBB.

National Bankshares, Inc.

     NBI is a bank holding company under the Federal Bank Holding Company
Act (BHCA), which is administered by the Board of Governors of the Federal Reserve System (the Federal Reserve). NBI is required to file an annual report with the Federal Reserve and may be required to furnish additional information pursuant to the BHCA. The Federal Reserve is authorized to examine NBI and its subsidiaries. With some limited exceptions, the BHCA requires a bank holding company to obtain prior approval from the Federal Reserve before acquiring or merging with a bank or before acquiring more than 5% of the voting shares of a bank unless it already controls a majority of shares.

     The Bank Holding Company Act. Under the BHCA, a bank holding company is generally prohibited from engaging in nonbanking activities unless the Federal Reserve has found those activities to be incidental to banking. Bank holding companies also may not acquire more than 5% of the voting shares of any company engaged in nonbanking activities. Amendments to the BHCA that were included in the Gramm-Leach-Bliley Act of 1999 (see below) permitted any bank holding company with bank subsidiaries that are well-capitalized, well-managed and which have a satisfactory or better rating under the Community Reinvestment Act (see below) to file an election with the Federal Reserve to become a financial holding company. A financial holding company may engage in any activity that is
(i) financial in nature (ii) incidental to a financial activity or (iii) complementary to a financial activity. Financial activities include insurance underwriting, securities dealing and underwriting and providing financial, investment or economic advising services. NBI is a financial holding company.

     The Virginia Banking Act. The Virginia Banking Act requires all Virginia bank holding companies to register with the Virginia State Corporation Commission (the Commission). NBI is required to report to the Commission with respect to financial condition, operations and management. The Commission may also make examinations of any bank holding company and its subsidiaries.

     The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (GLBA) permits significant combinations among different sectors of the financial services industry, allows for expansion of financial service activities by bank holding companies and offers financial privacy protections to consumers. GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. GBLA permits affiliations between banks and securities firms in the same holding company structure, and it permits financial holding companies to directly engage in a broad range of securities and merchant banking activities.

     The Sarbanes-Oxley Act. The Sarbanes-Oxley Act (SOX) enacted sweeping reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies with securities registered under the Securities Exchange Act of 1934, including NBI. SOX creates increased responsibility for chief executive officers and chief financial officers with respect to the content of filings with the Securities and Exchange Commission. Section 404 of SOX and related Securities and Exchange Commission rules focused increased scrutiny by internal and external auditors on NBI's systems of internal controls over financial reporting, which is designed to insure that those internal controls are effective in both design and operation. SOX sets out enhanced requirements for audit committees, including independence and expertise, and it includes stronger requirements for auditor independence and limits the types of non-audit services that auditors can provide. Finally, SOX contains new and increased civil and criminal penalties for violations of securities laws.

     Capital Requirements. The Federal Reserve has adopted risk-based capital guidelines that are applicable to NBI. The guidelines provide that the Company must maintain a minimum ratio of 8% of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). At least half of total capital must be comprised of Tier 1 capital, for a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition, the Federal Reserve has established minimum leverage ratio guidelines of 4% for banks that meet certain specified criteria. The leverage ratio is the ratio of Tier 1 capital to total average assets, less intangibles. NBI is expected to be a source of capital strength for its subsidiary bank, and regulators can undertake a number of enforcement actions against NBI if its subsidiary bank becomes undercapitalized. NBI's bank subsidiary is well capitalized and fully in compliance with capital guidelines.
     Bank regulators could choose to raise capital requirements for banking organizations beyond current levels. NBI is unable to predict if higher capital levels may be mandated in the future.

The National Bank of Blacksburg

     NBB is a national banking association incorporated under the laws of the United States, and the bank is subject to regulation and examination by the Office of the Comptroller of the Currency (OCC). NBB's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the limits of applicable law. The OCC, as the primary regulator, and the FDIC regulate and monitor all areas of NBB's operation. These areas include adequacy of capitalization and loss reserves, loans, deposits, business practices related to the charging and payment of interest, investments, borrowings, payment of dividends, security devices and procedures, establishment of branches, corporate reorganizations and maintenance of books and records. NBB is required to maintain certain capital ratios. It must also prepare quarterly reports on its financial condition for the OCC and conduct an annual audit of its financial affairs. OCC requires NBB to adopt internal control structures and procedures designed to safeguard assets and monitor and reduce risk exposure. While appropriate for the safety and soundness of banks, these requirements add to overhead expense for NBB and other banks.

     The Community Reinvestment Act. NBB is subject to the provisions of the Community Reinvestment Act (CRA), which imposes an affirmative obligation on financial institutions to meet the credit needs of the communities they serve, including low- and moderate-income neighborhoods. The OCC monitors NBB's compliance with the CRA and assigns public ratings based upon the bank's performance in meeting stated assessment goals. Unsatisfactory CRA ratings can result in restrictions on bank operations or expansion. NBB received a "satisfactory" rating in its last CRA examination by the OCC.

     The Gramm-Leach-Bliley Act. In addition to other consumer privacy provisions, the Gramm-Leach-Bliley Act (GLBA) restricts the use by financial institutions of customers' nonpublic personal information. At the inception of the customer relationship and annually thereafter, NBB is required to provide its customers with information regarding its policies and procedures with respect to handling of customers' nonpublic personal information. GLBA generally prohibits a financial institution from providing a customer's nonpublic personal information to unaffiliated third parties without prior notice and approval by the customer.

     The USA Patriot Act. The USA Patriot Act (Patriot Act) facilitates the sharing of information among government entities and financial institutions to combat terrorism and money laundering. The Patriot Act imposes an obligation on NBB to establish and maintain anti-money laundering policies and procedures, including a customer identification program. The bank is also required to screen all customers against government lists of known or suspected terrorists. There is additional regulatory oversight to insure compliance with the Patriot Act.

     Consumer Laws and Regulations. There are a number of laws and regulations that regulate banks' consumer loan and deposit transactions. Among these are the Truth in Lending Act, the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act and the Fair Debt Collections Practices Act. NBB is required to comply with these laws and regulations in its dealings with customers. There are numerous disclosure and other compliance requirements associated with the consumer laws and regulations.

     Deposit Insurance. NBB has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Bank Insurance Fund (BIF) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution's risk profile changes or if the size of the BIF declines in relation to the total amount of insured deposits. In 2006, NBB was required to pay the minimum BIF assessment. FDIC has announced that assessments will increase for 2007, because insured deposits have grown at a faster rate than the BIF balance. However, many banks, including NBB, will have certain payment credits that will offset these 2007 assessment increases.
     After giving primary regulators an opportunity to first take action, FDIC may initiate an enforcement action against any depository institution it determines is engaging is unsafe or unsound actions or which is in an unsound condition, and the FDIC may terminate that institution's deposit insurance. NBB has no knowledge of any matter that would threaten its FDIC insurance coverage.

     Capital Requirements. The same capital requirements that are discussed above with relation to on NBI are applied to NBB by OCC. The OCC guidelines provide that banks experiencing internal growth or making acquisitions are expected to maintain strong capital positions well above minimum levels, without reliance on intangible assets.

     Limits on Dividend Payments. A significant portion of NBI's income is derived from dividends paid by NBB. As a national bank, NBB may not pay dividends from its capital, and it may not pay dividends if the bank would be undercapitalized, as defined by regulation, after paying the dividend. Without prior OCC approval, NBB's dividend payments in any calendar year are restricted to the bank's retained net income for that year, as that term is defined by the laws and regulations, combined with retained net income from the preceding two years, less any required transfer to surplus.
     The OCC and FDIC have authority to limit dividends paid by NBB if the payment were determined to be an unsafe and unsound banking practice. Any payment of dividends that depletes the bank's capital base could be deemed to be an unsafe and unsound banking practice.

     Branching. As a national bank, NBB is required to comply with the state branch banking laws of Virginia, the state in which the bank is located. NBB must also have the prior approval of OCC to establish a branch or acquire an existing banking operation. Under Virginia law, NBB may open branch offices or acquire existing banks or bank branches anywhere in the state. Virginia law also permits banks domiciled in the state to establish a branch or to acquire an existing bank or branch in another state.

Monetary Policy

     The monetary and interest rate policies of the Federal Reserve, as well as general economic conditions, affect the business and earnings of NBI. NBB and other banks are particularly sensitive to interest rate fluctuations. The spread between the interest paid on deposits and that which is charged on loans is the most important component of the bank's profits. In addition, interest earned on investments held by NBI and NBB has a significant effect on earnings. As conditions change in the national and international economy and in the money markets, the Federal Reserve's actions, particularly with regard to interest rates, can impact loan demand, deposit levels and earnings at NBB. It is not possible to accurately predict the effects on NBI of economic and interest rate changes.

Other Legislative and Regulatory Concerns

     Federal and state laws and regulations are regularly proposed that could affect the regulation of financial institutions. New regulations could add to the regulatory burden on banks and increase the costs of compliance, or they could change the products that can be offered and the manner in which banks do business. We cannot foresee how regulation of financial institutions may change in the future and how those changes might affect NBI.

Company Website

     NBI maintains a website at www.nationalbankshares.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the Securities and Exchange Commission.

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

If there is little economic growth in our market area, loan demand could suffer.
     There are some portions of our market area with slow economic growth and limited loan demand. If the number and size of these areas increase, loan demand could suffer. Since loans are the Company's most profitable investment, this could lead to lower earnings.

If the State of Virginia alters its philosophy with regard to providing on-campus housing for students at state-supported universities, the Company's loan portfolio could be negatively affected.
     A number of the Company's large commercial real estate loans are secured with property used for off-campus student housing at two state universities. If the State of Virginia determines that it will provide on-campus housing for all students, the ability of customers to repay their loans could be adversely affected, which could in turn impact the Company.

If more competitors come into our market area, our business could suffer.
     The financial services industry in our market area is highly competitive, with a number of commercial banks, credit unions, insurance companies and stockbrokers seeking to do business with our customers. If there is additional competition from new business or if our existing competitors focus more attention on our market, we could lose customers and our business could suffer.

Item 1B. Unresolved Staff Comments

     There are none.

Item 2. Properties

     NBB owns and has a branch bank in NBI's headquarters building located at 101 Hubbard Street, Blacksburg, Virginia. The bank's main office is at 100 South Main Street, Blacksburg, Virginia. NBB owns an additional twenty branch offices and it leases four. NBB also owns an unused branch building that is being offered for sale. NBI owns a building in Pulaski, Virginia that is rented. We believe that existing facilities are adequate for current needs and to meet anticipated growth.

Item 3. Legal Proceedings

     NBI, NBB, and NBFS are not currently involved in any material pending legal proceedings, other than routine litigation incidental to NBB's banking business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

     National Bankshares, Inc.'s common stock is traded on the NASDAQ Capital Market under the symbol "NKSH". As of December 31, 2006, there were 930 record stockholders of NBI common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 2006 and 2005, adjusted for the effects of a March 31, 2006 2-for-1 stock split.


Common Stock Market Prices
------------------------------- ----------------------------- ---------------------------- -------------------------------------
                                            2006                           2005                    Dividends per share
------------------------------- ----------------------------- ---------------------------- -------------------------------------
                                    High            Low            High           Low           2006               2005
------------------------------- -------------- -------------- --------------- ------------ ---------------- --------------------
First Quarter                      $ 25.15         23.01         $ 26.53         22.58           ---                ---
------------------------------- -------------- -------------- --------------- ------------ ---------------- --------------------
Second Quarter                       24.99         21.90           24.38         21.88          0.36               0.35
------------------------------- -------------- -------------- --------------- ------------ ---------------- --------------------
Third Quarter                        23.24         22.01           23.73         22.28           ---                ---
------------------------------- -------------- -------------- --------------- ------------ ---------------- --------------------
Fourth Quarter                       24.64         22.30           23.63         22.62          0.37               0.36
------------------------------- -------------- -------------- --------------- ------------ ---------------- --------------------

     NBI's primary source of funds for dividend payments is dividends from its bank subsidiary, NBB. Bank dividend payments are restricted by regulators, as more fully disclosed in Note 11 of Notes to Consolidated Financial Statements.

     The following table provides information about our purchases during the fourth quarter of 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.



                                                                             Total Number of             Approximate Number of
                                                                             Shares Purchased            Shares That May Yet Be
                              Total Number          Average Price     as Part of Publicly Announced    Purchased Under the Plans
Fiscal Period             of Shares Purchased     Paid per Share(1)        Plans or Programs(2)              or Programs(2)
------------------------ ----------------------- -------------------- ------------------------------- -----------------------------
October                          4,800                $ 23.20                     4,800                          73,300
------------------------ ----------------------- -------------------- ------------------------------- -----------------------------
November                           600                $ 24.46                       600                          72,700
------------------------ ----------------------- -------------------- ------------------------------- -----------------------------
December                         1,350                $ 24.48                     1,350                          71,350
------------------------ ----------------------- -------------------- ------------------------------- -----------------------------

1) Average price per share includes commissions.
2) On May 9, 2006 the Board approved the repurchase of up to 100,000 shares of common stock in the period from June 1, 2006 through May 31, 2007.

Stock Performance Graph

     The following graph compares the yearly percentage change in the cumulative total of stockholder return on NBI common stock with the cumulative return on the NASDAQ Index and a peer group index comprised of southeastern independent community banks and bank holding companies for the five-year period commencing on December 31, 2006. These comparisons assume the investment of $100 in National Bankshares, Inc. common stock and in each of the indices on December 31, 2001, and the reinvestment of dividends.

                       [GRAPHIC OMITTED][Five Year Performance Index Graph]

                                           2001         2002        2003        2004         2005        2006
                                           ----         ----        ----        ----         ----        ----
NATIONAL BANKSHARES, INC.                   100         149         246          275         248         262
INDEPENDENT BANK INDEX                      100         124         168          193         199         230
NASDAQ INDEX                                100          69         103          113         115         126


The peer group Independent Bank Index is the compilation of the total return to stockholders over the past five years of the following group of 28 independent community banks located in the southeastern states of Alabama, Florida, Georgia, North Carolina, Tennessee, Virginia and West Virginia: Auburn National Bancshares, Inc., United Security Bancshares, Inc., TIB Financial Corp., Seacoast Banking Corp., Centerstate Banks of Florida, Inc., Fidelity Southern Corp., Southeastern Banking Corporation, Southwest Georgia Financial Corp.,
PAB Bankshares, Inc., Uwharrie Capital Corp., Four Oaks Fincorp, Inc., Bank of Granite Corp., Carolina Trust Bank, FNB Financial Services Corp., BNC Bancorp, CNB Corporation, Peoples Bancorporation, Inc., Greer Bancshares Incorporated, Wilson Bank Holding Company, First Pulaski National Corporation, National Bankshares, Inc., Monarch Financial Holdings, Inc., FNB Corporation, American National Bankshares, Inc., Central Virginia Bankshares, Inc., Virginia Financial Group, C&F Financial Corporation and First Century Bankshares, Inc.

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries
Selected Consolidated Financial Data
$ In thousands, except per share data.


                                                                          Years ended December 31,
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
                                                        2006          2005         2004          2003           2002
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
Selected            Interest income                  $ 47,901      $ 45,380     $ 41,492       $ 41,081      $ 42,747
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
Income              Interest expense                   18,564        14,180       11,125         12,252        15,764
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
Statement           Net interest income                29,337        31,200       30,367         28,829        26,983
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
Data:               Provision for loan losses              49           567        1,189          1,691         2,251
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
                    Noninterest income                  8,802         7,613        7,142          6,186         5,712
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
                    Noninterest expense                21,670        21,898       20,336         18,646        17,427
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
                    Income taxes                        3,788         3,924        3,754          3,236         3,003
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
                    Net income                         12,632        12,424       12,230         11,442        10,014
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
Per Share           Basic net income                     1.80          1.77         1.74           1.63          1.43
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
Data:               Diluted net income                   1.80          1.76         1.73           1.62          1.43
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
                    Cash dividends declared              0.73          0.71         0.64           0.57          0.49
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
                    Book value per share                13.86         13.10        12.38          11.47         10.41
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
Selected            Loans, net                        495,486       487,162      472,199        401,428       404,247
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
Balance             Total securities                  285,489       272,541      250,708        230,154       219,294
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
Sheet Data          Total assets                      868,203       841,498      796,154        708,560       684,935
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
at End of           Total deposits                    764,692       745,649      705,932        625,378       608,271
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
Year:               Stockholders' equity               96,755        91,939       87,088         80,641        73,101
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
Selected            Loans, net                        488,624       487,130      438,761        405,696       404,717
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
Balance             Total securities                  271,066       261,743      250,305        229,004       191,493
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
Sheet Daily         Total assets                      840,080       819,341      753,730        697,012       655,783
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
Averages:           Total deposits                    741,071       724,015      665,627        616,823       583,298
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
                    Stockholders' equity               94,194        90,470       84,479         77,486        69,895
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
Selected            Return on average assets            1.50%         1.52%        1.62%          1.64%         1.53%
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
Ratios:             Return on average equity           13.41%        13.73%       14.48%         14.77%        14.33%
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
                    Dividend payout ratio              40.44%        40.17%       36.83%         34.71%        34.01%
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
                    Average equity to
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------
                           average assets              11.21%        11.04%       11.21%         11.12%        10.66%
------------------- ---------------------------- ------------- ------------- ------------ -------------- -------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation $ In thousands, except per share data.

     The following discussion and analysis provides information about the results of operations, financial condition, liquidity and capital resources of National Bankshares, Inc. and its subsidiaries. The discussion should be read in conjunction with the material presented in Item 8, "Financial Statements and Supplementary Data", of this Form 10-K.
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.
     Outstanding shares at January 1, 2006 have been adjusted to reflect a 2-for-1 stock split effective March 31, 2006.

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

Allowance for Loan Losses

     The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and are estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
     Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The use of these values is inherently subjective, and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events and to industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized either in the formula or in the specific allowance.

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

Overview

     National Bankshares, Inc. is a financial holding company incorporated under the laws of Virginia. Located in southwest Virginia, NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg and National Bankshares Financial Services, Inc. The National Bank of Blacksburg, which does business as National Bank from twenty-six office locations, is a community bank. NBB is the source of nearly all of the Company's revenue. National Bankshares Financial Services, Inc. does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.
     On May 26, 2006, a second wholly-owned bank subsidiary, Bank of Tazewell County, was merged with and into the National Bank of Blacksburg. The merger allows bank customers to transact business at any of the bank's office locations throughout the region, and it permits the bank to realize certain economies of scale and efficiencies in its operations. The merger of the two bank subsidiaries also provided an opportunity to rejuvenate NBB's brand image with a new logo and to use it consistently throughout the market area.

Performance Summary

     The following table presents NBI's key performance ratios for the years ending December 31, 2006 and December 31, 2005:

------------------------------------------ ---------------- ---------------
                                                  12/31/06        12/31/05
------------------------------------------ ---------------- ---------------
Return on average assets                             1.50%           1.52%
------------------------------------------ ---------------- ---------------
Return on average equity                            13.41%          13.73%
------------------------------------------ ---------------- ---------------
Basic net earnings per share                        $1.80           $1.77
------------------------------------------ ---------------- ---------------
Fully diluted net earnings per share                $1.80            $1.76
------------------------------------------ ---------------- ---------------
Net interest margin (1)                              4.13%           4.45%
------------------------------------------ ---------------- ---------------
Noninterest margin (2)                               1.54%           1.74%
------------------------------------------ ---------------- ---------------

(1) Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.
(2) Noninterest Margin - noninterest income (excluding securities gain and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

     Basic net earnings per share grew by $0.03 per share because net earnings were higher than in 2005 and also because, as a result of the Company's stock repurchase program, the number of shares of stock outstanding was slightly lower. Although return on average assets and average equity declined slightly when compared with last year, they remained competitive when compared to peers. Return on average assets declined because the internally generated growth in total assets in 2006 increased at a faster rate than net earnings. Return on average equity was lower than in 2005 because the Company's equity, mostly from retained earnings, increased more rapidly than did the current year's net earnings. Reflecting the effects of 2006 Federal Reserve interest rate increases on NBI's funding costs, the net interest margin declined to 4.13% from 4.45% at the end of 2005. The noninterest margin declined by 20 basis points.

Growth

     NBI's key growth indicators are shown in the following table:

--------------------- -------------------------------
                             For the period ending
--------------------- --------------- ---------------
                            12/31/06        12/31/05
--------------------- --------------- ---------------
Securities                  $285,489        $272,541
--------------------- --------------- ---------------
Loans, net                   495,486         487,162
--------------------- --------------- ---------------
Deposits                     764,692         745,649
--------------------- --------------- ---------------
Total assets                 868,203         841,498
--------------------- --------------- ---------------

     Total assets at December 31, 2006 were $868,203, an increase of $26,705 or 3.2%. Loans net of unearned income and deferred fees increased $8,032 or 1.6%. Total deposits at period-end were $764,692, an increase of $19,043 or 2.6%. For 2006, growth in each of the categories was internally generated, but in 2005 the increase of approximately $8,831 in loans and approximately $22,009 in deposits was related to the acquisition of two branch offices in the first quarter of the year.

Asset Quality

     Key indicators of NBI's asset quality are presented in the following table:

---------------------------------------- ---------------- ----------------
                                              12/31/06         12/31/05
---------------------------------------- ---------------- ----------------
Nonperforming loans                               $ ---           $  178
---------------------------------------- ---------------- ----------------
Loans past due over 90 days                         681              546
---------------------------------------- ---------------- ----------------
Other real estate owned                             390              376
---------------------------------------- ---------------- ----------------
Allowance for loan losses to loans                 1.03%            1.11%
---------------------------------------- ---------------- ----------------
Net charge-off ratio                                .07%             .17%
---------------------------------------- ---------------- ----------------

     At December 31, 2006, several indicators of the Company's asset quality improved from the already good levels of December 31, 2005. There were no nonperforming loans, and there was a decline in the net charge-off ratio. These factors were key indicators that asset quality was good and trends continued to be satisfactory, therefore the Company determined that it was appropriate to allow the ratio of the allowance for loan losses to loans to decline slightly. The provision for loan losses was $49 in 2006, and it was $567 in 2005. The ratio of the allowance for loan losses to loans was 1.03% at December 31, 2006 and 1.11% at December 31, 2005.

 Net Interest Income

     Net interest income for the period ended December 31, 2006 was $29,337, a decrease of $1,863 or 6.0%.
     The rising interest rate environment in 2006, coupled with the Company's liability sensitive balance sheet, accounted for the decline in the net interest margin. The table "Analysis of Change in Interest Income and Expense" included in this report indicates that most of the change in net interest income was due to rising interest rates, offset somewhat by volume.
     In 2005, net interest income totaled $31,200, an increase of $833 or 2.7% over 2004. This increase was due to a combination of factors. The "Analysis of Change in Interest Income and Expenses" shows that increased loan volume accounted for most of the increase in interest income. Also, rising interest rates had a negative affect on interest-bearing liabilities.
     The Federal Reserve followed a policy of regular interest rate increases throughout all of 2005 and the first six months of 2006. In mid 2006, the Federal Reserve ceased imposing regular rate increases.
     If the interest rate environment stabilizes in 2007 because the Federal Reserve continues to hold short-term interest rates steady, management anticipates that the Company's funding costs and net interest margin will stabilize as well. If this occurs, it will eventually have a positive impact on the level of net interest income. However, there are also risks to improving net interest income. The Federal Reserve has articulated a policy of balancing concern over the risk of inflation with concern over slowing economic growth. If inflationary pressures increase, the Federal Reserve may respond with another round of interest rate increases, which would have a negative effect on NBI's net interest income in the intermediate term. The Company's level of net interest income can also be impacted by overall economic conditions and by competition in its market area. Loan volume, one component of net interest income, could decline if there is a protracted slowdown in the real estate market, and loan volume is affected when there is increased competition from other financial service providers. Increased competition may also force the Company to pay a higher level of interest on deposits. This impacts the cost of funds, another component of net interest income.

Analysis of Net Interest Earnings
The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest-earning assets for the years indicated.


                        ------------------------------------------------------------------------------------------------------------
                                    December 31, 2006                  December 31, 2005                  December 31, 2004
                        ------------------------------------------------------------------------------------------------------------
                                                     Average                            Average                            Average
                            Average                   Yield/     Average                 Yield/      Average               Yield/
($ in thousands)            Balance     Interest       Rate      Balance     Interest     Rate       Balance    Interest    Rate
                        ------------------------------------------------------------------------------------------------------------
Interest-earning
 assets:
Loans, net (1)(2)(3)      $ 494,495      $35,134       7.11%    $ 492,760     $33,400     6.78%    $ 444,984    $29,898      6.72%
Taxable securities          152,715        7,462       4.89%      135,347       6,501     4.80%      121,770      6,184      5.08%
Nontaxable                  119,931        7,502       6.25%      125,683       7,960     6.33%      126,365      8,146      6.45%
 securities (1)(4)
Federal funds sold              ---          ---         ---          ---         ---       ---          276          5      1.81%
Interest bearing             13,457          684       5.08%       14,819         508     3.43%       16,224        196      1.21%
 deposits
                        ------------------------------------------------------------------------------------------------------------
Total interest-           $ 780,598      $50,782       6.51%    $ 768,609     $48,369     6.29%     $709,619    $44,429      6.26%
 earning assets
                        ============================================================================================================
Interest-bearing
 liabilities:
Interest-bearing           $221,927      $ 4,152       1.87%     $204,522     $ 2,675     1.31%     $186,106    $ 1,556      0.84%
 demand deposits
Savings deposits             51,745          259       0.50%       57,836         261     0.45%       58,899        255      0.43%
Time deposits               358,422       14,127       3.94%      347,471      11,221     3.23%      327,302      9,300      2.84%
Short-term
 borrowings                     420           26       6.19%          705          23     3.26%          531         14      2.64%
                        ------------------------------------------------------------------------------------------------------------
Total interest-            $632,514      $18,564       2.94%     $610,534     $14,180     2.32%     $572,838    $11,125      1.94%
 bearing liabilities
                        ============================================================================================================
Net interest income                      $32,218       3.57%                  $34,189     3.97%                 $33,304      4.32%
 and interest rate
 spread
                        ============================================================================================================
Net yield on average                                   4.13%                              4.45%                              4.69%
 interest-earning
 assets                 ============================================================================================================

(1) Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three years presented.
(2) Loan fees of $798 in 2006, $650 in 2005 and $473 in 2004 are included in total interest income. (3) Nonaccrual loans are included in average balances for yield computations. (4) Daily averages are shown at amortized cost.

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


                                                                 2006 Over 2005                          2005 Over 2004
                                                     ------------------------------------------------------------------------------
                                                          Changes Due To                          Changes Due To
                                                     ----------------------                  -----------------------
                                                                               Net Dollar                                Net Dollar
($ in thousands)                                     Rates(2)     Volume(2)      Change      Rates(2)     Volume(2)        Change
------------------------------------------------------------------------------------------------------------------------------------
Interest income:(1)
  Loans                                            $ 1,616         $ 118       $ 1,734      $   266       $ 3,236        $ 3,502
  Taxable securities                               $   115           847           962         (347)          664            317
  Nontaxable securities                                (97)         (361)         (459)        (142)          (44)          (186)
  Federal funds sold                                   ---           ---           ---          ---            (5)            (5)
  Interest-bearing deposits                            226           (50)          176          330           (18)           312
-----------------------------------------------------------------------------------------------------------------------------------
Increase(decrease) in income on interest-
 earning asset                                     $ 1,859         $ 554       $ 2,413      $   107       $ 3,833        $ 3,940
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest-bearing demand
   deposits                                        $ 1,233         $ 244       $ 1,477      $   952       $   167        $ 1,119
  Savings deposits                                      27           (29)           (2)          11            (5)             6
  Time deposits                                      2,543           363         2,906        1,324           597          1,921
  Short-term borrowings                                 15           (12)            3          ---             9              9
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in
 expense of interest-
 bearing liabilities                               $ 3,818         $ 566       $ 4,384      $ 2,287       $   768        $ 3,055
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
 interest income                                   $(1,959)        $ (12)      $(1,971)     $(2,180)      $ 3,065        $   885
===================================================================================================================================

(1) Taxable equivalent basis using a Federal income tax rate of 35% in 2006, 2005 and 2004.
(2) Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

Interest Rate Sensitivity

     The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Interest rate sensitivity analyses provides management with information related to repricing opportunities, while interest rate shock simulations indicate potential economic loss due to future interest rate changes. Risk factors and forward-looking statements previously discussed under "Net Interest Income" apply. As previously stated, the Company uses simulation analysis to forecast its balance sheet and monitor interest rate sensitivity. One test is a shock analysis that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on net income and return on average assets and return on average equity projected at December 31, 2006 and at December 31, 2005. For purposes of this analysis noninterest income and expenses are assumed to be flat.

($ in thousands, except for percent data)

Rate Shift (bp)    Return on Average Assets    Return on Average Equity
------------------------------------------------------------------------
                    2006          2005          2006          2005
-------------- ------------- ------------- ------------- --------------
       300         1.64%         1.45%         14.62%        13.21%
-------------- ------------- ------------- ------------- --------------
       200         1.68%         1.55%         15.03%        14.11%
-------------- ------------- ------------- ------------- --------------
       100         1.73%         1.65%         15.44%        15.01%
-------------- ------------- ------------- ------------- --------------
    (-)100         1.80%         1.79%         16.11%        16.32%
-------------- ------------- ------------- ------------- --------------
    (-)200         1.81%         1.81%         16.18%        16.48%
-------------- ------------- ------------- ------------- --------------
    (-)300         1.82%         1.80%         16.24%        16.42%
-------------- ------------- ------------- ------------- --------------

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

Noninterest Income

                                       December 31, 2006        December 31, 2005      December 31, 2004
                                       -----------------        -----------------      -----------------
Service charges on deposits                    $3,361                   $3,099                $3,003
Other service charges and fees                    370                      347                   280
Credit card fees                                2,396                    2,179                 1,839
Trust fees                                      1,528                    1,398                 1,436
Other income                                    1,117                      590                   416
Realized securities gains/losses                   30                      ---                   168
                                                   --                      ---                   ---
Total noninterest income                       $8,802                   $7,613                $7,142
                                               ======                   ======                ======

     Service charges on deposits for the year 2006 were $3,361, an increase of $262 or 8.5%. This compares with an increase of $96 or 3.2% for the year 2005.
     The increase in 2006 resulted from increases in fees for paid checking account overdrafts and fees collected for checks returned because of insufficient funds.
     The modest increase in 2005 was the result of both internal growth and the acquisition of two branches. Approximately $42 of the increase was attributable to acquisitions, with the balance of the increase due to internal growth.

     Other service charges and fees at December 31, 2006 were $370, an increase of $23 or 6.6%. In 2005, this category experienced an increase of $67 or 23.9%.
     In 2006, a majority of the increase, or $15, came from increases in fees associated with letters of credit. Safe deposit box rent and credit life insurance commissions accounted for an additional $5 of the 2006 increase.
       The $67 increase in other service charges and fees in 2005 came about in part by a $27 increase in check income and an increase of $27 in service charges was the result of higher volume.
     A variety of fees, such as fees for the issuance of official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and commission earned on the sale of credit life, accident and health insurance are included in this income category.

     Credit card fees for 2006 increased by $217, or 10%. In 2005, that category was up $340, or 18.5%. Credit card transaction fees, debit card transaction fees and merchant fees are included in this category. Internal growth, resulting in a higher volume of accounts, transactions and merchant transactions, caused the increases in 2006 and 2005 credit card fee income.

     For the year ended December 31, 2006, trust fees were $1,528, as compared with $1,398 in 2005 and $1,436 in 2004. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending upon the types of accounts under management and with market conditions. Trust account values are affected by financial market conditions that lead to fluctuations in trust income. The increase in trust fees for 2006 is attributable to both factors, the mix of account types and positive financial market performance. The $38 decline from 2004 to 2005 was the result of a decline of $103 in income from estates and attorney-in-fact accounts, which was partially offset by an increase of $65 in other categories of trust accounts.

     Income that cannot be classified in another category is listed as other income. Net gains from the sales of fixed assets, rent from foreclosed properties, income from the increase in the cash value of life insurance and revenue from investment and insurance sales are examples of other income. The other income category at December 31, 2006 was $1,117, an increase of $527 or 89.3% when compared with 2005. Of the $527 growth in other income in 2006, approximately $504 was attributable to increases in cash value associated with bank-owned life insurance policies that were purchased late in 2005 to fund a salary continuation plan for certain NBI and NBB officers. Compared with 2004's other income total of $416, 2005's other income of $590 increased by $174 or 41.8%. Higher income from investment and insurance sales accounted for $171 of the $174 increase in other income in 2005.

     For 2006, realized gains in securities matured or sold were $30. This compares with no losses or gains in 2005 and $168 in gains for 2004.

Noninterest Expense

2005 vs 2004
                                            December 31, 2006       December 31, 2005       December 31, 2004
Salaries and employee benefits                    $11,466                 $11,265                  $10,498
Occupancy and furniture and fixtures                1,957                   1,931                    1,797
Data processing and ATM                             1,234                   1,455                    1,302
Credit card processing                              1,833                   1,687                    1,502
Intangibles and goodwill amortization               1,137                   1,117                      967
Net costs of other real estate owned                   19                     275                      201
Other operating expenses                            4,024                   4,168                    4,069
                                                    -----                   -----                    -----
                                                  $21,670                 $21,898                  $20,336
                                                  =======                 =======                  =======

     From December 31, 2005 to December 31, 2006, salary and benefits expense increased by $201, or 1.8%, to $11,466. This compares with the $767, or 7.3%, increase to $11,265 in 2005 from $10,498 in 2004. The increase in 2006 was primarily attributable to higher benefits expense, particularly pension expense and health insurance premiums. This increase was offset by a decrease of $73 in expense related to the employee stock ownership plan. Salary costs declined $7 in 2006, as the number of employees dropped due to retirements and attrition. Approximately $255 of the 2005 increase was from the addition of a number of employees in acquisitions in 2004 and 2005. Higher benefits expense added $179 to the increased total at December 31, 2005.

     Occupancy and furniture and fixtures expense was $1,957 at December 31, 2006. This represents an increase of $26 or 1.4% when compared with the $1,931 total for the same period in 2005. Occupancy and furniture and fixtures expense in 2005 increased by $134 or 7.5% from $1,797 at December 31, 2004. Occupancy expense includes items such as depreciation expense, maintenance and repairs and real estate taxes. There was very little change in this category from 2005 to 2006. The costs of a new Company-wide telephone system and of fixed assets purchased in branch acquisitions in 2005 contributed to the increase from 2004 to 2005.

     Data processing and ATM expense was $1,234 in 2006, $1,455 in 2005 and $1,302 in 2004. The $221 or 15.2% decline from the 2005 total in this category came about because 2005 expenses included $152 in extraordinary costs attributable to the conversion of the Community National Bank computer system that was acquired in 2004, as well as servicing fees of $47 paid to Community National's data processor prior to the date of the conversion.

     Credit card processing expense was $1,833 for the period ended December 31, 2006, an increase of $146 or 8.7% over 2005. At December 31, 2005, credit card processing expense was $1,687, an increase of $185 over the $1,502 in that category at the same period in 2004. Increases in 2006 and in 2005 were attributable to a larger volume of credit card, debit card and merchant card accounts and transactions.

     From 2005 to 2006, there was an increase of $20 or 1.8% in intangible and goodwill expense. At the end of 2006, the total in this category was $1,137, as compared with $1,117 in 2005 and $967 in 2004. This category of noninterest expense is related to acquisitions. The increase in 2006 reflects the fact that the expenses related to 2005 acquisitions were included for the full year. Similarly, the 2005 increase reflects expenses related to 2005 acquisitions as well as the full year's effects of acquisitions completed in 2004.

     Net costs of other real estate owned declined by $256 or 93.1%, from $275 in 2005 to $19 in 2006. This follows an increase in 2005 of $74 from the $201 recorded in 2004. Net costs of other real estate owned come from the write-down and liquidation of foreclosed properties. These costs were lower in 2006 because the Company had fewer parcels of other real estate owned, and there were not many sales during the year. Costs were higher in 2005 than in 2004 because of the costs associated with the disposition of several foreclosed properties.

     The category of other operating costs includes a variety of items including franchise taxes, stationery and supplies, telephone costs, postage and charitable donations. The total of other operating costs at December 31, 2006 was $4,024. This reflects a decrease of $144 or 3.5% from December, 2005. The decrease was in large part due to cost containment measures. Other operating costs for the period ended December 31, 2005 were $4,168, a nominal 2.4% increase over the $4,069 total at December 31, 2004.

Income Taxes

     Income tax expense for 2006 was $3,788. This is a decrease of $136 or 3.5% when compared with 2005 income tax expense. Income tax expense increased $170 from 2004 to 2005, from $3,754 in 2004 to $3,924 in 2005. Tax exempt income is the primary difference between expected and actual income tax expense. The Company's effective tax rates for 2006, 2005 and 2004 were 23.07%, 24.00% and 23.49%, respectively. The Company is subject to the 35% marginal tax rate. See
Note 10 of the Notes to Consolidated Financial Statements for addition information relating to income taxes.

Effects of Inflation

     The Company's consolidated statements of income generally reflect the effects of inflation. Since interest rates, loan demand and deposit levels are related to inflation, the resulting changes are included in net income. The most significant item which does not reflect the effects of inflation is depreciation expense. Historical dollar values used to determine depreciation expense do not reflect the effects of inflation on the market value of depreciable assets after their acquisition.

Provision and Allowance for Loan Losses

     The allowance for loan losses at December 31, 2006 was $5,157, a $292 decrease from the $5,449 total at year end 2005. The allowance for loan losses at the end of 2005 was down by $280 from the same period in the prior year. The ratio of the allowance for loan losses to total loans at year-end in 2006, 2005 and 2004 was 1.03%, 1.11% and 1.20%, respectively. The net charge-off ratio at December 31, 2006 was 0.07%. At December 31, 2005, it was 0.17%, and it was 0.30% at December 31, 2004.
     The Company continuously monitors loan quality, and it regularly analyzes and evaluates the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses includes calculations that are based on a mathematical formula that considers identified potential losses and that makes allocations to the allowance based upon historical losses in various loan categories. In addition, more subjective factors are considered in determining contributions to the allowance. These include such things as changes in the mix of categories of loans in the portfolio, the effects of internal loan policy changes, changes in business and economic conditions and the effects of competition and regulation on the loan portfolio. Over the past three years the quality of the loan portfolio has improved, as demonstrated in part by the declining net charge-off ratio. The decline in the ratio of the allowance for loan losses to total loans has tracked the improvement in the quality of the Company's loan portfolio. Because the overall quality of the loan portfolio was excellent and also because loan growth slowed, it is management's judgment that the decrease in the ratio of the allowance for loan losses to total loans and the decrease in 2006 in the allowance are justified. Management further believes that the level of the allowance for loan losses is appropriate and adequate.

IV.  Summary of Loan Loss Experience

     A. Analysis of the Allowance for Loan Losses
        The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

                                                                              December 31,
                                              -------------- ------------- -------------- ---------------- -----------
($ in thousands)                                    2006           2005           2004          2003          2002
================================              ============== ============= ============== ============= ==============
Average net loans outstanding                      $488,624      $487,130       $438,761      $405,696       $404,717
Balance at beginning of year                        $ 5,449       $ 5,729        $ 5,369       $ 5,092        $ 4,272

Charge-offs:
 Commercial and industrial loans                        101           373            533           241            276
 Real estate mortgage loans                               6            50            120           299             61
 Real estate construction loans                         ---           ---             24           ---            ---
 Loans to individuals                                   352           678            873         1,120          1,234
                                              -------------- ------------- -------------- ------------- --------------
  Total loans charged off                               459         1,101          1,550         1,660          1,571
                                              -------------- ------------- -------------- ------------- --------------
Recoveries:
 Commercial and industrial loans                         29            55             46           104             13
 Real estate mortgage loans                               1            35             31           ---            ---
 Real estate construction loans                         ---           ---            ---           ---            ---
 Loans to individuals                                    88           164            146           142            127
                                              -------------- ------------- -------------- ------------- --------------
  Total recoveries                                      118           254            223           246            140
                                              -------------- ------------- -------------- ------------- --------------
Net loans charged off                                   341           847          1,327         1,414          1,431
                                              -------------- ------------- -------------- ------------- --------------
Additions charged to operations                          49           567          1,189         1,691          2,251
                                              -------------- ------------- -------------- ------------- --------------
Acquisition of CNB                                      ---           ---            498           ---            ---
                                              -------------- ------------- -------------- ------------- --------------
Balance at end of year                              $ 5,157       $ 5,449        $ 5,729       $ 5,369        $ 5,092
--------------------------------------------- -------------- ------------- -------------- ------------- --------------
Net charge-offs to average net loans
outstanding                                           0.07%         0.17%          0.30%         0.34%          0.35%
============================================= ============== ============= ============== ============= ==============


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

     B. Allocation of the Allowance for Loan Losses

        The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

         ==========================================================================================================================
                                                                         December 31,
         --------------------------------------------------------------------------------------------------------------------------
                     2006                    2005                    2004                   2003                    2002
         --------------------------------------------------------------------------------------------------------------------------
                         Percent of              Percent of              Percent of              Percent of             Percent of
                          Loans in                Loans in                Loans in                Loans in               Loans in
                            Each                     Each                   Each                    Each                   Each
($ in         Allowance  Category to  Allowance  Category to  Allowance  Category to  Allowance  Category to  Allowance Category to
thousands)     Amount    Total Loans   Amount    Total Loans   Amount    Total Loans    Amount   Total Loans   Amount   Total Loans
==================================================================================================================================
Commercial
 and
 industrial
 loans            $1,651      42.90%    $1,478       53.52%     $1,387      51.90%     $1,239       51.26%       $235      50.98%
----------------------------------------------------------------------------------------------------------------------------------
Real estate
 mortgage
 loans               935      25.17%     1,212       23.79%        990      24.10%        970       21.56%        911      20.01%
----------------------------------------------------------------------------------------------------------------------------------
Real estate
 construction
 loans               342       6.75%       420        5.50%        359       5.22%        125        6.88%        ---       5.44%
----------------------------------------------------------------------------------------------------------------------------------
Loans to
 individuals       1,867      25.18%     2,190       17.19%      2,016      18.78%      2,257       20.30%      3,092      23.57%
----------------------------------------------------------------------------------------------------------------------------------
Unallocated          362                   149                     977                    778                     854
----------------------------------------------------------------------------------------------------------------------------------
                  $5,157      100.0%    $5,449      100.00%     $5,729     100.00%     $5,369      100.00%     $5,092     100.00%
                ==================================================================================================================

Balance Sheet

     On December 31, 2006, the Company had total assets of $868,203, an increase of $26,705 or 3.2% over the total of $841,498 on December 31, 2005. For 2006, the growth in assets was entirely internally generated. Total assets at December 31, 2005 were up by $45,344 or 5.7% over the 2004 year-end total of $796,154.
Acquisitions in 2005 accounted for approximately $22,000 of the growth in total assets that year.

Loans

     A. Types of Loans

                                             ============================================================================
                                                                             December 31,
                                             ----------------------------------------------------------------------------
                                                   2006            2005           2004          2003            2002
=========================================================================================================================
Commercial and industrial loans                 $215,244        $206,389       $192,993      $167,238        $166,115
Real estate mortgage loans                       126,302         117,421        115,388        87,899          82,193
Real estate construction loans                    33,840          27,116         25,009        28,055          22,294
Loans to individuals                             126,316         142,598        145,419       124,501         140,015
                                             ----------------------------------------------------------------------------
Total loans                                     $501,702        $493,524       $478,809      $407,693        $410,617
Less unearned income and deferred fees            (1,059)           (913)          (881)         (896)         (1,278)
                                             ----------------------------------------------------------------------------
Total loans, net of  unearned income            $500,643        $492,611       $477,928      $406,797       $409,339
Less allowance for loans losses                   (5,157)         (5,449)        (5,729)       (5,369)        (5,092)
                                             ----------------------------------------------------------------------------
Total loans, net                                $495,486        $487,162       $472,199      $401,428       $404,247
=========================================================================================================================

     B. Maturities and Interest Rate Sensitivities

                                                      ==============================================================
                                                                            December 31, 2006
                                                      ---------------- -------------- --------------- --------------
                                                                                          After
                                                         < 1 Year       1 - 5 Years      5 Years          Total
     ================================================ ================ ============== =============== ==============
     Commercial and industrial                            $63,647          $129,049      $22,548       $215,244
     Real estate construction                              25,152             8,688          ---         33,840
     ------------------------------------------------ ---------------- -------------- --------------- --------------
                                                           88,799           137,737       22,548        249,084
     Less loans with predetermined interest rates          30,261            18,523       13,320         62,104
                                                      ---------------- -------------- --------------- --------------
     Loans with adjustable rates                          $58,538          $119,214       $9,228       $186,980
     ================================================ ================ ============== =============== ==============

     C. Risk Elements

     Nonaccrual, Past Due and Restructured Loans

     The following table presents aggregate amounts for nonaccrual loans, restructured loans, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments.

                                                   ==================================================================
                                                                              December 31,
                                                   ------------ ------------ ------------- -------------- -----------
                                                      2006         2005          2004          2003          2002
-------------------------------------------------- ------------ ------------ ------------- -------------- -----------
Nonaccrual loans:
  Commercial and industrial                              $ ---    $ 171         $ 354          $ 302         $ 102
  Real estate mortgage                                     ---      ---            40             44           152
  Loans to individuals                                     ---        7           ---              8            34
                                                  ------------ ------------ ------------- -------------- ------------
Total nonperforming loans                                $ ---    $ 178         $ 394          $ 354         $ 288
                                                  ------------ ------------ ------------- -------------- ------------
Other real estate owned, net                               390      376           895          1,663           537
-------------------------------------------------- ------------ ------------ ------------- -------------- -----------
Total nonperforming assets                               $ 390    $ 554       $ 1,289        $ 2,017         $ 825
-------------------------------------------------- ------------ ------------ ------------- -------------- -----------
Accruing loans past due 90 days or more:
  Commercial and industrial                              $ 338    $ 142         $ 321           $ 98         $ 462
  Real estate mortgage                                     274      247           258            619           119
  Loans to individuals                                      69      157           175            214           396
-------------------------------------------------- ------------ ------------ ------------- -------------- -----------
                                                         $ 681    $ 546         $ 754          $ 931         $ 977
================================================== ============ ============ ============= ============== ===========

Loan loss and other industry indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table

------------------------------------------------------------ ---------------------- --------------------- ------------------
                                                                     2006                   2005                2004
------------------------------------------------------------ ---------------------- --------------------- ------------------
Provision for loan losses                                            $ 49                   $ 567              $ 1,189
------------------------------------------------------------ ---------------------- --------------------- ------------------
Net charge-offs to average net loans                                 0.07%                   0.17%                0.30%
------------------------------------------------------------ ---------------------- --------------------- ------------------
Allowance for loan losses to loans, net of unearned income
and deferred fees                                                    1.03%                   1.11%                1.20%
------------------------------------------------------------ ---------------------- --------------------- ------------------
Allowance for loan losses to nonperforming loans                      ---%               3,061.24%            1,454.06%
------------------------------------------------------------ ---------------------- --------------------- ------------------
Allowance for loan losses to nonperforming assets                1,322.31%                 983.57%              444.45%
------------------------------------------------------------ ---------------------- --------------------- ------------------
Nonperforming assets to loans, net of unearned income and
deferred fees, plus other real estate owned                          0.08%                   0.11%                0.27%
------------------------------------------------------------ ---------------------- --------------------- ------------------
Nonaccrual loans                                                    $ ---                   $ 178                $ 394
------------------------------------------------------------ ---------------------- --------------------- ------------------
Restructured loans                                                    ---                     ---                  ---
------------------------------------------------------------ ---------------------- --------------------- ------------------
Other real estate owned, net                                        $ 390                   $ 376                $ 895
------------------------------------------------------------ ---------------------- --------------------- ------------------
Total nonperforming assets                                          $ 390                   $ 554              $ 1,289
------------------------------------------------------------ ---------------------- --------------------- ------------------
Accruing loans past due 90 days or more                             $ 681                   $ 546                $ 754
------------------------------------------------------------ ---------------------- --------------------- ------------------

  Note: Nonperforming loans include nonaccrual loans and restructured loans, but do not include accruing loans 90 days or more past due.
     At December 31, 2006, there were two loans of approximately $2.3 million, which the Company considered to be potential problem loans. These loans are collateralized, and at December 31, 2006 they were performing in accordance with loan terms.

Securities

     Securities available for sale were $169,735 at December 31, 2006, compared with $162,833 at December 31, 2005 and $145,323 at December 31, 2004. This represents an increase of $6,902 or 4.2% from 2005 to 2006 and an increase of $17,510 or 12.0% from 2004 to 2005. During 2006, the Company sold $799 in securities held to maturity. Sales in 2006 consisted of mortgage backed securities which had been substantially paid down. In 2005, credit quality concerns prompted the sale of $3,312 in securities held to maturity.

     Maturities and Associated Yields
     The following table presents the maturities for securities available for sale and held to maturity at their carrying values as of December 31, 2006 and weighted average yield for each range of maturities.

                                        ============================================================================================
                                                                                Maturities and Yields
                                                                                  December 31, 2006
                                        --------------------------------------------------------------------------------------------
($ in thousands except for % data)          < 1 Year        1-5 Years      5-10 Years      > 10 Years        None        Total
====================================================================================================================================
Available for Sale
U.S. Treasury                                  $ ---         $ 957          $ 1,962            $ ---        $  ---      $ 2,919
                                                 ---          2.65%            3.97%             ---           ---         3.54%
------------------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                       7,118        15,546            2,926            1,000           ---       26,590
                                                4.71%         4.77%            4.47%            6.00%          ---         4.77%
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                       ---         2,690           15,851           11,794           ---       30,335
                                                 ---          4.61%            4.82%            5.17%          ---         4.94%
------------------------------------------------------------------------------------------------------------------------------------
States and political                             ---         1,006            2,957              ---           ---        3,963
 subdivision - taxable                           ---          4.36%            5.85%             ---           ---         5.47%
------------------------------------------------------------------------------------------------------------------------------------
States and political subdivision               1,007         19,562          44,388            7,077           ---       72,034
 - nontaxable(1)                                6.44%          5.58%           5.90%            5.73%          ---         5.80%
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                      1,002         14,963          14,614              ---           ---       30,579
                                                6.00%          3.89%           4.83%             ---           ---         4.41%
------------------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank stock                     ---            ---             ---              ---         1,822        1,822
                                                 ---            ---             ---              ---          5.90%        5.90%
------------------------------------------------------------------------------------------------------------------------------------
Federal Reserve Bank stock                       ---            ---             ---              ---            92           92
                                                 ---            ---             ---              ---          6.00%        6.00%
------------------------------------------------------------------------------------------------------------------------------------
Other securities                                   2            ---             ---              ---         1,399        1,401
                                                4.97%           ---             ---              ---          2.22%        2.23%
------------------------------------------------------------------------------------------------------------------------------------
Total                                          9,129         54,724          82,698           19,871         3,313      169,735
                                                5.04%          4.76%           5.41%            5.41%         4.35%        5.16%
------------------------------------------------------------------------------------------------------------------------------------
Held to Maturity                                 ---            ---             ---              ---           ---          ---
U.S. Treasury                                    ---            ---             ---              ---           ---          ---
------------------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                         ---         24,599           8,990            2,868           ---       36,457
                                                 ---           4.47%           5.29%            5.93%          ---         4.79%
------------------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                       ---            ---             ---            2,489           ---        2,489
                                                 ---            ---             ---             5.47%          ---         5.47%
------------------------------------------------------------------------------------------------------------------------------------
States and political                             ---            ---           2,000              ---           ---        2,000
 subdivision - taxable                           ---            ---            5.31%             ---           ---         5.31%
------------------------------------------------------------------------------------------------------------------------------------
States and political                             380          6,097          30,600           11,105           ---       58,182
 subdivision - nontaxable (1)                   6.63%          5.97%           6.03%            5.63%          ---         5.94%
------------------------------------------------------------------------------------------------------------------------------------
Corporate                                      1,504          8,448           4,674            2,000           ---       16,626
                                                6.46%          5.92%           4.49%            5.03%          ---         5.46%
------------------------------------------------------------------------------------------------------------------------------------
Total                                        $ 1,884       $ 49,144        $ 46,264         $ 18,462           ---    $ 115,754
                                                6.49%          5.21%           5.70%            5.59%          ---         5.49%
====================================================================================================================================

(1) Rates shown represent weighted average yield on a fully taxable basis.
     The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2006 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Financial Institution Examination Council's (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders' equity.

Deposits

     Total deposits at December 31, 2006 were $764,692, an increase of $19,043 or 2.6% when compared with total deposits of $745,649 at the end of 2005. From December 31, 2004, when total deposits were $705,932, to December 31, 2005, total deposits increased $39,717 or 5.6%. The increase in total deposits in 2006 was generated internally. Time deposits at December 31, 2006 were $382,514, which represents an increase of $29,426 or 8.3%. During 2006 the Company's banking affiliate had two time deposit products that offered special rates to customers. In addition, there has been considerable emphasis by the bank on building the deposit base. In 2005 approximately $22 million of the increase came from the first quarter acquisition of two branch offices.

A. Average Amounts of Deposits and Average Rates Paid

     Average amounts and average rates paid on deposit categories are presented below:

                               ======================================================================================
                                                                   December 31,
                               --------------------------------------------------------------------------------------
                                           2006                         2005                        2004
                               --------------------------------------------------------------------------------------
                                                    Average                      Average                     Average
                                      Average        Rates        Average         Rates        Average        Rates
 ($ in thousands)                     Amounts        Paid         Amounts         Paid         Amounts        Paid
---------------------------------------------------------------------------------------------------------------------
Noninterest-bearing
 demand deposits                     $ 108,977          ---      $ 114,186           ---      $ 93,320           ---

Interest-bearing
 demand deposits                       221,927        1.87%        204,522         1.31%       186,106         0.84%

Savings deposits                        51,745        0.50%         57,836         0.45%        58,899         0.43%

Time deposits                          358,422        3.94%        347,471         3.23%       327,302         2.84%

---------------------------------------------------------------------------------------------------------------------
Average total
 deposits                             $741,071        2.93%       $724,015         2.32%      $665,627         1.94%
=====================================================================================================================

B. Time Deposits of $100,000 or More

     The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:

                               =======================================================================================
                                                                 December 31, 2006
                               =======================================================================================

                                  3 Months       Over 3 Months      Over 6 Months     Over 12 Months       Total
                                  or Less      Through 6 Months   Through 12 Months
($ in thousands)
----------------------------------------------------------------------------------------------------------------------
   Total time
   deposits of
   $100,000 or more                   $14,876             $28,890            $53,553           $33,363       $130,682
======================================================================================================================

Derivatives and Market Risk Exposures

     The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 14, of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA's and FNMA's, with a fair value of approximately $32,811. The Company had no structured notes as of December 31, 2006. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.

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

Liquidity

     Liquidity measures the Company's ability to provide sufficient cash flow to meet its financial commitments, to fund additional loan demand and to handle withdrawals of existing deposits. Sources of liquidity include deposits, loan principal and interest repayments, sales, calls and maturities of securities and short-term borrowing. The Company also has a line of credit with the Federal Home Loan Bank and with a correspondent bank, and it may borrow from the Federal Reserve Bank's discount window to provide liquidity. The Company maintained an adequate level of liquidity during 2006, 2005 and 2004.
     Net cash provided by operating activities was $14,121 for the year ended December 31, 2006. This compares to $15,461 and $23,334 at year-end 2005 and 2004, respectively.
     Net cash used in investing activities was $31,543 for 2006, and it was $20,036 in 2005 and $38,762 in 2004.
     There were no acquisitions in 2006. In 2005, the Company obtained $13,178 through acquisitions, and it used $8,022 for acquisitions in 2004.
     Net cash provided by financing activities was $12,590 for the period ended December 31, 2006. For the period ended December 31, 2005, net cash provided by financing activities was $12,197, and at the same period in 2004 it was $16,188.
     Management is unaware of any commitment that would have a material and adverse effect on liquidity at December 31, 2006.

Recent Accounting Pronouncements

     See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

     Total stockholders' equity at December 31, 2006 was $96,755, an increase of $4,816 from December 31, 2005. Earnings of $12,632, less dividend to stockholders of $5,108 were the two largest factors in determining stockholders' equity. The Company repurchased stock totaling $1,183 in 2006, and there were $122 in stock options that were exercised. The Tier I and Tier II risk-based capital ratio at December 31, 2006 were 14.2% and 15.0%, respectively. The Company has other available sources of liquidity. They include lines of credit with a correspondent bank, advances from the Federal Home Loan Bank, and Federal Reserve Bank discount window borrowings.
     Total stockholders' equity grew by $4,851 from December 31, 2004 to December 31, 2005. Earnings, net of the change in unrealized gains and losses for securities available for sale and dividends paid, accounted for most of the increase. Stock options exercised provided $164. During 2005 the Company repurchased 15,940 shares of its common stock for $744. The Tier I and Tier II risk-based capital ratios at December 31, 2005 were 13.1% and 14.1% respectively.

Off-Balance Sheet Arrangements

     The Company's off-balance sheet arrangements are detailed in the table below.

                                                                       Payments Due by Period
                                                  Total       Less Than 1     1-3 Years    3-5 Years    More Than 5
                                                                 Year                                      Years
Commitments to extend credit                      $ 125,447        125,447      ---          ---            ---
Standby letters of credit                             8,391          8,391      ---          ---            ---
Mortgage loans with potential recourse               19,022         19,022      ---          ---            ---
Commitments to invest in LLC's                          885            885      ---          ---            ---
Operating leases                                        913            215      390          154            154
                                                        ---            ---      ---          ---            ---
Total                                             $ 154,658        153,960      390          154            154
                                                  =========        =======      ===          ===            ===

     In the normal course of business the Company's banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.
     Standby letters of credit are also issued to the bank's customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $30 in 2006.
     While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it can draw funds. A sale of loans would also be an option.
     The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default.
     Operating leases are for buildings used in the Company's day-to-day operations.

     During the fourth quarter of 2005 the Company announced that it would merge its BTC affiliate into its NBB affiliate. This merger was completed in the second quarter of 2006. Management believes that greater operational efficiency has come from this merger and that more will come about as operations are fully integrated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Information about market risk is set forth above in the "Interest Rate Sensitivity" and "Derivatives and Market Risk Exposure" sections of the Management's Discussion and Analysis, which are in this report on pages 16 and 24, respectively.

Item 8.  Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS

$ In thousands, except share data.                                                             December 31,
---------------- ---------------------------------------------------------------- ------------ -------------
                                                                                      2006         2005
---------------- ---------------------------------------------------------------- ------------ -------------
Assets           Cash and due from banks                                           $ 15,283     $ 20,115
---------------- ---------------------------------------------------------------- ------------ -------------
                 Interest-bearing deposits                                           19,617       10,279
---------------- ---------------------------------------------------------------- ------------ -------------
                 Securities available for sale, at fair value                       169,735      162,833
---------------- ---------------------------------------------------------------- ------------ -------------
                 Securities held to maturity (fair value approximates
                  $115,561 at December 31, 2006 and $109,513 at
                  December 31, 2005)                                                115,754      109,708
---------------- ---------------------------------------------------------------- ------------ -------------
                 Mortgage loans held for sale                                           808          ---
---------------- ---------------------------------------------------------------- ------------ -------------
                 Loans:
---------------- ---------------------------------------------------------------- ------------ -------------
                     Real estate construction loans                                  33,840       27,116
---------------- ---------------------------------------------------------------- ------------ -------------
                     Real estate mortgage loans                                     126,302      117,421
---------------- ---------------------------------------------------------------- ------------ -------------
                     Commercial and industrial loans                                215,244      206,389
---------------- ---------------------------------------------------------------- ------------ -------------
                     Loans to individuals                                           126,316      142,598
---------------- ---------------------------------------------------------------- ------------ -------------
                                Total loans                                         501,702      493,524
---------------- ---------------------------------------------------------------- ------------ -------------
                     Less unearned income and deferred fees                          (1,059)        (913)
---------------- ---------------------------------------------------------------- ------------ -------------
                     Loans, net of unearned income and deferred fees                500,643      492,611
---------------- ---------------------------------------------------------------- ------------ -------------
                     Less allowance for loan losses                                  (5,157)      (5,449)
---------------- ---------------------------------------------------------------- ------------ -------------
                                Loans, net                                          495,486      487,162
---------------- ---------------------------------------------------------------- ------------ -------------
                 Premises and equipment, net                                         12,702       12,808
---------------- ---------------------------------------------------------------- ------------ -------------
                 Accrued interest receivable                                          5,682        5,145
---------------- ---------------------------------------------------------------- ------------ -------------
                 Other real estate owned, net                                           390          376
---------------- ---------------------------------------------------------------- ------------ -------------
                 Intangible assets and goodwill                                      15,976       17,113
---------------- ---------------------------------------------------------------- ------------ -------------
                 Other assets                                                        16,770       15,959
---------------- ---------------------------------------------------------------- ------------ -------------
                                Total assets                                      $ 868,203    $ 841,498
---------------- ---------------------------------------------------------------- ------------ -------------
Liabilities and  Noninterest-bearing demand deposits                              $ 101,167    $ 112,445
---------------- ---------------------------------------------------------------- ------------ -------------
Stockholders'    Interest-bearing demand deposits                                   233,023      225,611
---------------- ---------------------------------------------------------------- ------------ -------------
Equity           Saving deposits                                                     47,988       54,505
---------------- ---------------------------------------------------------------- ------------ -------------
                 Time deposits                                                      382,514      353,088
---------------- ---------------------------------------------------------------- ------------ -------------
                                Total deposits                                      764,692      745,649
---------------- ---------------------------------------------------------------- ------------ -------------
                 Other borrowed funds                                                    73          357
---------------- ---------------------------------------------------------------- ------------ -------------
                 Accrued interest payable                                               863          725
---------------- ---------------------------------------------------------------- ------------ -------------
                 Other liabilities                                                    5,820        2,828
---------------- ---------------------------------------------------------------- ------------ -------------
                                Total liabilities                                   771,448      749,559
---------------- ---------------------------------------------------------------- ------------ -------------
                 Commitments and contingencies
---------------- ---------------------------------------------------------------- ------------ -------------
                 Stockholders' equity:
---------------- ---------------------------------------------------------------- ------------ -------------
                     Preferred stock, no par value, 5,000,000 shares authorized;
                     none issued and outstanding                                        ---          ---
---------------- ---------------------------------------------------------------- ------------ -------------
                     Common stock of $1.25 par value. Authorized
                      10,000,000 shares; issued and outstanding,
                      6,980,234 shares - 2006, and 7,019,874 - 2005                   8,725        8,775
---------------- ---------------------------------------------------------------- ------------ -------------
                      Retained earnings                                              91,123       84,610
---------------- ---------------------------------------------------------------- ------------ -------------
                      Accumulated other comprehensive (loss), net                    (3,093)      (1,446)
---------------- ---------------------------------------------------------------- ------------ -------------
                                Total stockholders' equity                           96,755       91,939
---------------- ---------------------------------------------------------------- ------------ -------------
                                Total liabilities and stockholders' equity        $ 868,203    $ 841,498
---------------- ---------------------------------------------------------------- ------------ -------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

$ In thousands, except per share data.                                                 Years ended December 31,
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                                                                                    2006         2005          2004
--------------- -------------------------------------------------------------- ------------ ------------ -------------
Interest        Interest and fees on loans                                        $ 34,879     $ 33,234      $ 29,812
--------------- -------------------------------------------------------------- ------------ ------------ -------------
Income          Interest on federal funds sold                                         ---          ---             5
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                Interest on interest-bearing deposits                                  684          508           196
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                Interest on securities - taxable                                     7,462        6,501         6,184
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                Interest on securities - nontaxable                                  4,876        5,137         5,295
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                          Total interest income                                     47,901       45,380        41,492
--------------- -------------------------------------------------------------- ------------ ------------ -------------
Interest        Interest on time deposits of $100,000 or more                        4,912        3,942         3,138
--------------- -------------------------------------------------------------- ------------ ------------ -------------
Expense         Interest on other deposits                                          13,626       10,215         7,973
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                Interest on borrowed funds                                              26           23            14
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                          Total interest expense                                    18,564       14,180        11,125
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                          Net interest income                                       29,337       31,200        30,367
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                Provision for loan losses                                               49          567         1,189
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                          Net interest income after provision for loan losses       29,288       30,633        29,178
--------------- -------------------------------------------------------------- ------------ ------------ -------------
Noninterest     Service charges on deposit accounts                                  3,361        3,099         3,003
--------------- -------------------------------------------------------------- ------------ ------------ -------------
Income          Other service charges and fees                                         370          347           280
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                Credit card fees                                                     2,396        2,179         1,839
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                Trust income                                                         1,528        1,398         1,436
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                Other income                                                         1,117          590           416
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                Realized securities gains, net                                          30          ---           168
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                          Total noninterest income                                   8,802        7,613         7,142
--------------- -------------------------------------------------------------- ------------ ------------ -------------
Noninterest     Salaries and employee benefits                                      11,466       11,265        10,498
--------------- -------------------------------------------------------------- ------------ ------------ -------------
Expense         Occupancy and furniture and fixtures                                 1,957        1,931         1,797
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                Data processing and ATM                                              1,234        1,455         1,302
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                Credit card processing                                               1,833        1,687         1,502
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                Intangible assets and goodwill amortization                          1,137        1,117           967
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                Net costs of other real estate owned                                    19          275           201
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                Other operating expenses                                             4,024        4,168         4,069
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                          Total noninterest expense                                 21,670       21,898        20,336
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                Income before income taxes                                          16,420       16,348        15,984
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                Income tax expense                                                   3,788        3,924         3,754
----------------------------------------------------------------------------------------------------------------------
                          Net income                                              $ 12,632     $ 12,424      $ 12,230
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                         Basic net income per share                                $  1.80      $  1.77       $  1.74
--------------- -------------------------------------------------------------- ------------ ------------ -------------
                         Fully diluted net income per share                        $  1.80      $  1.76       $  1.73
--------------- -------------------------------------------------------------- ------------ ------------ -------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

$ In thousands, except per share data.

                                                                          Accumulated Other
                                            Common Stock    Retained        Comprehensive      Comprehensive
                                                            Earnings          Income (Loss)       Income           Total
------------------------------------------- ------------- ------------- ------------------- ------------------ ------------
Balance at December 31, 2003                     $ 8,788     $ 70,063           1,790                           $ 80,641
Net income                                           ---       12,230             ---           $ 12,230          12,230
Other comprehensive loss:
Unrealized holding losses on available
for sale securities net of deferred taxes
of $(516)                                            ---          ---             ---               (958)           ---
Less: reclassification adjustment, net of
income taxes of $7                                   ---          ---             ---                 12            ---
Minimum pension liability adjustment net
of deferred taxes of $(155)                          ---          ---             ---               (288)           ---
Other comprehensive loss, net of tax of
$(664)                                               ---          ---          (1,234)            (1,234)        (1,234)
Total comprehensive income                           ---          ---             ---           $ 10,996            ---
Cash dividends ($0.64 per share)                     ---       (4,504)            ---                            (4,504)
Exercise of stock options                             22          150             ---                               172
Common stock repurchase                              (13)        (204)            ---                              (217)
Balance at December 31, 2004                     $ 8,797     $ 77,735           $ 556                          $ 87,088
Net income                                           ---       12,424             ---           $ 12,424         12,424
Other comprehensive loss:
Unrealized holding losses on available
for sale securities net of deferred taxes
of $(1,026)                                          ---          ---             ---             (1,906)           ---
Less: reclassification adjustment, net of
income taxes of $(66)                                ---          ---             ---               (123)           ---
Minimum pension liability adjustment, net
of deferred taxes of $14                             ---          ---             ---                 27            ---
Other comprehensive loss, net of tax of
$(1,078)                                             ---          ---          (2,002)            (2,002)        (2,002)
Total comprehensive income                           ---          ---             ---           $ 10,422            ---
Cash dividend ($0.71 per share)                      ---       (4,991)            ---                            (4,991)
Exercise of stock options                             17          147             ---                               164
Common stock repurchase                              (39)        (705)            ---                              (744)
Balance at December 31, 2005                     $ 8,775     $ 84,610        $ (1,446)                         $ 91,939
Net income                                           ---       12,632             ---           $ 12,632         12,632
Other comprehensive loss:
Unrealized holding gains on available for
sale securities net of deferred taxes of
$83                                                  ---          ---             ---                153            ---
Less: reclassification adjustment, net of
income taxes of $3                                   ---          ---             ---                  6            ---
Minimum pension liability adjustment, net
of deferred taxes of $(973)                          ---          ---             ---             (1,806)           ---
Other comprehensive loss, net of tax of
$(887)                                               ---          ---          (1,647)            (1,647)        (1,647)
Total comprehensive income                           ---          ---             ---           $ 10,985            ---
Cash dividend ($0.73 per share)                      ---       (5,108)            ---                            (5,108)
Exercise of stock options                             13          109             ---                               122
Common stock repurchase                              (63)      (1,120)            ---                            (1,183)
Balance at December 31, 2006                     $ 8,725     $ 91,123        $ (3,093)                         $ 96,755


 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Years Ended December 31,
$ In thousands.                                                                           2006           2005          2004
                                                                                     -------------- -------------- -------------
Cash                 Net income                                                           $ 12,632       $ 12,424     $ 12,230
Flows                Adjustment to reconcile net income to net cash provided by
from                 operating activities:
Operating                Provision for loan losses                                              49            567        1,189
Activities               Deferred income tax expense (benefit)                                 249             69          (18)
                         Depreciation of premises and equipment                                992          1,017          953
                         Amortization of intangibles                                         1,137          1,117          967
                         Amortization of premiums and accretion of discounts, net              255            395          335
                         (Gains) losses on sale and calls of securities available
                         for sale, net                                                           8           (189)          95
                         (Gains) losses on calls of securities held to maturity, net           (38)           189         (263)
                         Losses and writedowns on other real estate owned                       10            137          139
                         Originations of mortgage loans held for sale                      (19,830)       (16,912)     (17,938)
                         Sales of mortgage loans held for sale                              19,022         17,915       17,649
                         Losses on sale and disposal of fixed assets                            (5)             7          ---
                         Net change in:
                            Accrued interest receivable                                      (537)          (275)         (260)
                            Other assets                                                     (173)        (1,716)        8,253
                            Accrued interest payable                                          138            242            (6)
                            Other liabilities                                                 212            474             9
                         Net cash provided by operating activities                         14,121         15,461        23,334
Cash                 Net change in interest-bearing deposits                               (9,338)        12,184        13,757
Flows                Proceeds from repayments of mortgage-backed securities                  6,503         7,333         7,373
from                 Proceeds from sales of securities available for sale                    1,470         2,999            94
Investing            Proceeds from calls and maturities of securities available
Activities           for sale                                                               11,449        12,663        18,765
                     Proceeds from calls and maturities of securities held to
                     maturity                                                                9,428        13,379         7,971
                     Proceeds from the sale of securities held to maturity                     799         3,312         1,310
                     Purchases of securities available for sale                            (24,220)      (42,635)      (31,849)
                     Purchases of securities held to maturity                              (18,356)      (22,404)      (15,788)
                     Purchases of loan participations                                       (2,232)       (3,715)       (1,668)
                     Collections of loan participations                                      3,802         1,361         1,499
                     Acquisitions, net of cash received                                        ---         13,178       (8,022)
                     Loan originations and principal collections, net                      (10,085)        (4,764)     (30,495)
                     Purchase of bank owned life insurance                                     ---        (12,000)         ---
                     Proceeds from disposal of other real estate owned                         ---            547        1,031
                     Recoveries on loans charged off                                           118            254          223
                     Additions to premises and equipment                                      (887)        (1,748)      (2,966)
                     Proceeds from sale of premises and equipment                                6             20            3
                         Net cash used by investing activities                             (31,543)       (20,036)     (38,762)
Cash                 Net change in time deposits                                            29,426          7,492          495
Flows                Net change in other deposits                                          (10,383)        10,216       20,080
from                 Net change in other borrowed funds                                       (284)            60          162
Financing            Cash dividends paid                                                    (5,108)        (4,991)      (4,504)
Activities           Common stock repurchase                                                (1,183)          (744)        (217)
                     Stock options exercised                                                   122            164          172
                         Net cash provided by financing activities                          12,590         12,197       16,188
Supplemental         Net change in cash and due from banks                                  (4,832)         7,622          760
Disclosures          Cash and due from banks at beginning of year                           20,115         12,493       11,733
of Cash Flow         Cash and due from banks at end of year                               $ 15,283       $ 20,115      $ 12,493
Information          Interest paid on deposits and borrowed funds                         $ 18,426       $ 13,938      $ 11,131
                     Income taxes paid                                                       3,371          4,127         3,578
Supplemental         Loans charged against the allowance for loan losses                       459          1,101         1,550
Disclosures          Loans transferred to other real estate owned                               24            165           402
of Noncash           Unrealized gain (loss) on securities available for sale                   246        (3,125)        (1,455)
Activities           Minimum pension liability adjustment                                   (2,779)          (41)           428
                     Transactions related to acquisitions:
                     Increase in assets and liabilities:
                         Investments                                                           ---            ---        10,052
                         Loans                                                                 ---          8,831        40,371
                         Deposits                                                              ---         22,009        59,979

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements $ In thousands, except share data and per share data.

Note 1: Summary of Significant Accounting Policies
     The consolidated financial statements include the accounts of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, the National Bank of Blacksburg (NBB), and National Bankshares Financial Services, Inc.
(NBFS), (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. Until May 26, 2006 the Company conducted its operations through two full-service banking affiliates, the National Bank of Blacksburg and Bank of Tazewell County. On May 26, 2006 Bank of Tazewell was merged with and into the National Bank.
     The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a summary of the more significant accounting policies.

Cash and Cash Equivalents
     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks.

Securities
     Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company has no securities classified as trading securities at December 31, 2006 or 2005.
     Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. The Company evaluates the securities portfolio for possible impairment on an on going basis. Losses are attributable to interest rate movements. These losses are not considered other than temporary. Credit quality of the securities portfolio is continuously monitored by management.

Loans Held for Sale
     Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an individual loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans held for sale are generally sold with the mortgage servicing rights released by the Company.

Loans
     The Company, through its banking subsidiary, grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company's market area.
     Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.
     The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.
     All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Intangible Assets
     Included in other assets are deposit intangibles of $10,008 and $11,108 at December 31, 2006 and 2005, respectively, and goodwill of $5,968 and $6,005 at December 31, 2006 and 2005, respectively. Deposit intangibles are being amortized on a straight-line basis over a ten- or twelve-year period, and goodwill still being amortized on a straight-line basis is over a fifteen-year period. Goodwill from the CNB acquisition in 2004 is not being amortized, but is subject to annual impairment testing.

Stock-Based Compensation
     The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of Bankshares and its subsidiaries an opportunity to acquire shares of National Bankshares, Inc. common stock. The purpose of the 1999 Stock Option Plan is to promote the success of NBI and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 500,000 shares of Bankshares common stock may be granted. The 1999 Stock Option Plan is administered by the Stock Option Committee, which is the NBI Board of Directors' Compensation Committee, made up entirely of independent directors of National Bankshares, Inc. The Stock Option Committee may determine whether options are incentive stock options or nonqualified stock options and may determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limits the maximum term of any option granted to ten years, states that options may be granted at not less than fair market value on the date of the grant and contains certain other limitations on the exercisability of incentive stock options. The options generally vest 25% after one year, 50% after two years, 75% after three years and 100% after four years. On December 29, 2005, the Company's Board of Directors passed a resolution stating that all 142,000 previously granted, but unvested, stock options be immediately vested. The vesting was made subject to the provision that any shares of NBI common stock obtained by an option grantee by exercise of an option subject to accelerated vesting may not be sold or otherwise transferred prior to the expiration of the option's original vesting period. This action was taken to reduce the impact of the "Statement of Financial Accounting Standards No. 123R, Share-Based Payment" on the Company's earnings over the remaining vesting period of the stock options. At the discretion of the Stock Option Committee options may be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of National Bankshares, Inc. At December 31, 2006, there were 286,000 additional shares available for grant under the plan.

     Compensation expense is calculated using the Black-Scholes model and is amortized over the requisite service period using the straight-line method.

There have been no grants of stock options in 2006.

                                                     ---------------------------------------
                                                              Years Ended December 31,
                                                     ---------------------------------------
                                                             2005                2004
                                                     -------------------- ------------------
                                                     (In thousands, except per share data)
                                                     ---------------------------------------
Net income as reported                                     $ 12,424            $ 12,230
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards                                          (594)               (102)
Pro forma net income                                       $ 11,830            $ 12,128
Earnings per share:
   Basic-as reported                                         $ 1.77              $ 1.74
   Basic-pro forma                                           $ 1.69              $ 1.73
   Diluted-as reported                                       $ 1.76              $ 1.73
   Diluted-pro forma                                         $ 1.68              $ 1.72

     During the twelve months ended December 31, 2006, there were no stock options granted and 10,710 stock options were exercised with an intrinsic value of $136,000.

Pension Plan
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers' fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

Income Taxes
     Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Trust Assets and Income
     Assets (other than cash deposits) held by the Trust Department in a fiduciary or agency capacity for customers are not included in the consolidated financial statements since such items are not assets of the Company. Trust income is recognized on the accrual basis.

Earnings Per Share
     Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.
     Effective on March 31, 2006, National Bankshares, Inc.'s Board of Directors approved a 2-for-1 stock split of Bankshares' common stock. All per share information for all periods presented has been retroactively restated to reflect the stock split.
     The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.


                                                         2006            2005           2004
                                                         ----            ----           ----
Average number of common shares outstanding           7,000,695       7,029,058      7,035,964
Effect of dilutive options                               24,040          32,628         39,888
                                                         ------          ------         ------
Average number of common shares outstanding used
to calculate diluted earnings per share               7,024,735       7,061,686      7,075,852
                                                      =========       =========      =========

     In 2006, 2005 and 2004 stock options representing 65,250, 54,000 and 26,250 shares as restated for the 2-for-1 stock split, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

Advertising
     The Company practices the policy of charging advertising costs to expenses as incurred. In 2006, the Company charged $204 to expenses, and in 2005 and 2004, $210 and $226 was expensed, respectively.

Use of Estimates
     In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate and deferred tax assets.
     Changing economic conditions, adverse economic prospects for borrowers, as well as regulatory agency action as a result of examination, could cause NBB to recognize additions to the allowance for loan losses and may also affect the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.
     Certain reclassifications have been made to prior period balances to conform to the current year provisions.

Recent Accounting Pronouncements

     In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff's views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff's view that a registrant's materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The implementation of this pronouncement will have no material effect on the Company's financial statements.

     In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

     In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The implementation of this pronouncement will have no material effect on the Company's financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers' fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Implementation of this pronouncement resulted in a change in the Company's accumulated comprehensive income of approximately $2,707.

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of this pronouncement will have no material effect on the Company's financial statements.

     In September 2006, the Emerging Issues Task Force issued EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements when implemented.

     In September 2006, The Emerging Issues Task Force issued EITF 06-5, "Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 ." This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements when implemented.

Note 2: Restriction on Cash
     As members of the Federal Reserve System, the Company's subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2006 and 2005, the aggregate amounts of daily average required balances approximated $350 and $5,884, respectively.

Note 3: Securities
     The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

                                                                                  December 31, 2006
                                                                             Gross             Gross
   Available for sale:                                    Amortized        Unrealized       Unrealized
                                                             Cost             Gains           Losses      Fair Value
                                                        ---------------- ---------------- -------------- -------------
   U.S. Treasury                                             $ 3,033           $  ---         $  114       $ 2,919
   U.S. Government agencies and corporations                  26,799                3            212        26,590
   States and political subdivisions                          75,566              914            483        75,997
   Mortgage-backed securities                                 30,652               12            329        30,335
   Corporate debt securities                                  31,530               95          1,046        30,579
   Federal Home Loan Bank stock-restricted                     1,822              ---            ---         1,822
   Federal Reserve Bank stock-restricted                          92              ---            ---            92
   Other securities                                            1,274              127            ---         1,401
                                                               -----              ---            ---         -----
        Total securities available for sale                $ 170,768          $ 1,151        $ 2,184     $ 169,735
                                                           =========          =======        =======     =========


                                                                                  December 31, 2005
                                                                               Gross             Gross
Available for sale:                                      Amortized Cost   Unrealized Gains    Unrealized
                                                                                                Losses          Fair Value
                                                        ----------------- ----------------- ---------------- -----------------
U.S. Treasury                                                $ 4,037              $  3           $  122           $ 3,918
U.S. Government agencies and corporations                     22,774               ---              258            22,516
States and political subdivisions                             74,238             1,035              769            74,504
Mortgage-backed securities                                    27,323                95              387            27,031
Corporate debt securities                                     32,090               122            1,155            31,057
Federal Home Loan Bank stock-restricted                        1,671               ---              ---             1,671
Federal Reserve Bank stock-restricted                            209               ---              ---               209
Other securities                                               1,770               157              ---             1,927
                                                               -----               ---              ---             -----
     Total securities available for sale                   $ 164,112           $ 1,412          $ 2,691         $ 162,833
                                                           =========           =======          =======         =========

     The amortized cost and fair value of single maturity securities available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2006.

                                                      December 31, 2006
                                               Amortized          Fair
                                                  Cost           Value
                                          ----------------- -----------------
Due in one year or less                          $  10,156          $  9,129
Due after one year through five years               56,412            54,724
Due after five years through ten years              81,065            82,698
Due after ten years                                 19,946            19,871
No maturity                                          3,186             3,315
                                          -----------------------------------
                                                 $ 170,765         $ 169,735
                                                   =======           =======

The amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows:


                                                                          December 31, 2006
                                                                         Gross           Gross
Held to maturity:                                   Amortized Cost     Unrealized     Unrealized
                                                                         Gains          Losses       Fair Value
                                                    ---------------- --------------- -------------- --------------
U.S. Government agencies and corporations                 $  36,457            $  9         $  580      $  35,886
States and political subdivisions                            60,182             853            195         60,840
Mortgage-backed securities                                    2,489              10             21          2,478
Corporate debt securities                                    16,626             180            449         16,357
                                                             ------             ---            ---         ------
              Total securities held to maturity           $ 115,754          $1,052       $  1,245      $ 115,561
                                                            =======           =====          =====        =======


                                                                         December 31, 2005
                                                                       Gross           Gross
Held to maturity:                                 Amortized Cost     Unrealized     Unrealized
                                                                       Gains          Losses         Fair Value
                                                  ---------------- --------------- -------------- -----------------
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
                                                          =======           =====          =====           =======

     The amortized cost and fair value of single maturity securities held to maturity at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2006.


                                                  December 31, 2006
                                               Amortized        Fair
                                                 Cost          Value
                                              ------------ -----------
Due in one year or less                         $ 1,884      $ 1,893
Due after one year through five years            49,144       48,987
Due after five years through ten years           46,264       46,439
Due after ten years                              18,462       18,242
                                                 ------       ------
                                              $ 115,754     $115,561
                                              =========     ========

     Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:


                                                                      December 31, 2006
                                                         Less Than 12 Months       12 Months or More
                                                       Fair Value    Unrealized  Fair Value    Unrealized
                                                                        Loss                     Loss
U. S. Government agencies and corporations             $ 22,734          83      $ 38,234         831
State and political subdivisions                         14,449          91        30,503         587
Mortgage-backed securities                               13,533          46        16,268         296
Corporate debt securities                                   ---         ---        35,462       1,495
                                                            ---         ---        ------       -----
Total temporarily impaired securities                  $ 50,716         220     $ 120,467       3,209
                                                         ======         ===      =======        =====


                                                                     December 31, 2005
                                                      Less Than 12 Months          12 Months or More
                                                        Fair Value    Unrealized   Fair Value     Unrealized
                                                                         Loss                        Loss
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
                                                        =======         =====        ======         =====

     The Company had 241 securities with a fair value of $171,183 which were temporarily impaired at December 31, 2006. The total unrealized loss on these securities was $3,429. Losses are attributed to interest rate movements. Credit quality of the securities portfolio is continuously monitored by management. The Company has the ability and intent to hold these securities until maturity. Therefore, the losses associated with these securities are not considered other than temporary at December 31, 2006.
     At December 31, 2006 and 2005, securities with a carrying value of $67,325 and $60,409, respectively, were pledged to secure trust deposits and for other purposes as required or permitted by law.
     As a member of the Federal Reserve and the Federal Home Loan Bank (FHLB) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB's capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans totaling approximately $100,890, and NBB's capital stock investment in the FHLB.

Note 4: Loans to Officers and Directors
     In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to executive officers and directors of Bankshares and its subsidiaries amounting to $2,524 at December 31, 2006 and $3,941 at December 31, 2005. During the year ended December 31, 2006 total principal additions were $1,918 and principal payments were $3,335.

Note 5: Allowance for Loan Losses
     An analysis of the allowance for loan losses follows:


                                                          Years ended December 31,
                                                    2005          2005            2004
                                              -------------- -------------- ----------------
Balance at beginning of year                      $ 5,449      $ 5,729          $ 5,369
Provision for loan losses                              49          567            1,189
Loans charged off                                    (459)      (1,101)          (1,550)
Recoveries of loans previously charged off            118          254              223
Acquisition of bank                                   ---          ---              498
Balance at end of year                            $ 5,157      $ 5,449          $ 5,729


     The following is a summary of information pertaining to impaired loans:


                                                                    December 31,
                                                          2006         2005         2004
                                                       ------------ ------------ ------------
Impaired loans without a valuation allowance              $ ---        $ 174        $ 275
Impaired loans with a valuation allowance                   ---          ---           79
Total impaired loans                                      $ ---        $ 174        $ 354
                                                          =====        =====        =====
Valuation allowance related to impaired loans             $ ---        $ ---         $ 55
                                                          ======       ======        ====


                                                                       Years ended December 31,
                                                                     2006        2005        2004
                                                                  ----------- ------------ ----------
 Average investment in impaired loans                                   $140         $274       $601
 Interest income recognized on impaired loans                            ---          ---        ---
 Interest income recognized on a cash basis on impaired loans            ---           11        ---
                                                                  ----------- ------------ ----------

     No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at December 31, 2006 and 2005 were $0 and $7, respectively. If interest on these loans had been accrued, the income would have been $0 and $0 respectively. Loans past due greater than 90 days which continue to accrue interest totaled $681 and $546 at December 31, 2006 and 2005, respectively.

Note 6: Premises and Equipment
     A summary of the cost and accumulated depreciation of premises and equipment follows:

                                                   December 31,
                                              2006              2005
                                        ----------------- ------------------
Premises                                    $ 14,320          $ 14,028
Furniture and equipment                       11,029            10,324
Construction-in-progress                         270               460
                                            $ 25,619          $ 24,812
Accumulated depreciation                     (12,917)          (12,004)
                                             --------          --------
                                            $ 12,702          $ 12,808
                                             ========          ========

     Depreciation expense for the years ended December 2006, 2005 and 2004 amounted to $992, $1,017 and $953, respectively.
     The Company leases branch facilities under noncancellable operating leases. The future minimum lease payments under these leases (with initial or remaining lease terms in excess of one year) as of December 31, 2006 are as follows: $215 in 2007, $210 in 2008, $180 in 2009, $124 in 2010, $30 in 2011, and $154
thereafter.

Note 7: Deposits
     The aggregate amounts of time deposits in denominations of $100 or more at December 31, 2006 and 2005 were $130,682 and $114,969, respectively.
     At December 31, 2006 the scheduled maturities of time deposits are as follows:

             2007          $ 268,982
             2008             39,987
             2009             25,317
             2010             29,681
             2011             16,182
          Thereafter           2,365
                               -----
                           $ 382,514

     At December 31, 2006 and 2005, overdraft demand deposits reclassified to loans totaled $639 and $491, respectively.

Note 8: Employee Benefit Plans
401(k) Plan
     The Company has a Retirement Accumulation Plan qualifying under IRS Code
Section 401(k), in which Bankshares, NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan. Employee contributions are matched by the employer based on a percentage of an employee's total annual compensation contributed to the plan. For the years ended December 31, 2006, 2005 and 2004, the Company contributed $278, $275 and $260, respectively, to the plan.

Employee Stock Ownership Plan
     Bankshares has a nonleveraged Employee Stock Ownership Plan (ESOP) which enables employees of Bankshares and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan's January 1 and July 1 enrollment dates to own Bankshares common stock. Contributions to the ESOP which are not mandatory, are determined annually by the Board of Directors. Contribution expense amounted to $300, $373 and $410 in the years ended December 31, 2006, 2005 and 2004, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2006, the number of allocated shares held by the ESOP was 232,752 and the number of unallocated shares was 8,218. All shares held by the ESOP are treated as outstanding in computing the Company's basic net income per share. Upon reaching age 55 with ten years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and Bankshares or the ESOP, with the agreement of the Trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require Bankshares or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of its distribution.

Defined Benefit Plan
     The Company's defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. Information pertaining to activity in the plan is as follows:


                                                                               December 31,
                                                              --------------------------------------------
                                                                  2006            2005           2004
                                                              -------------- --------------- -------------
Change in benefit obligation
Projected benefit obligation at beginning of year                $ 10,732        $ 10,220         8,477
Service cost                                                          574             572           497
Interest cost                                                         648             585           538
Actuarial (gain)/loss                                                 107             444           900
Benefits paid                                                        (332)         (1,089)         (192)
Projected benefit obligation at end of year                        11,729          10,732        10,220

Change in plan assets
Fair value of plan assets at beginning of year                      6,228           6,392         5,415
Actual return on plan assets                                          699             420           424
Employer contribution                                               1,240             505           745
Benefits paid                                                        (332)         (1,089)         (192)

Fair value of plan assets at end of year                            7,835           6,228         6,392
Deferred asset (gain)/loss                                           (171)            126           ---

Funded status at the end of the year                               (3,894)         (4,504)       (3,828)

Amounts recognized in the Statement of Financial Position
Other liabilities                                                  (3,894)         (1,562)       (1,364)
Amount recognized                                                  (3,894)         (1,562)       (1,364)

Amounts recognized in accumulated other comprehensive income
Net (gain)/loss                                                     3,697             969         1,013
Prior service cost                                                     37              46            55
Net obligation at transition                                          (51)            (64)          (76)
Amount recognized                                                   3,683             951           992

Funded status
Benefit obligation                                                (11,729)        (10,732)      (10,220)
Fair value of assets                                                7,835           6,228         6,392
Unrecognized net actuarial (gain)/loss                              3,697           3,981         3,561
Unrecognized net obligation at transition                             (51)            (63)          (76)
Unrecognized prior service cost                                        37              46            55
(Accrued) benefit cost included in other liabilities                 (211)           (541)         (288)

Components of net periodic benefit cost
Service cost                                                          573             572           498
Interest cost                                                         648             585           538
Expected return on plan assets                                       (527)           (547)         (512)
Amortization of prior service cost                                      9               9             9
Amortization of net obligation at transition                          (13)            (13)          (13)
Recognized net actuarial (gain)/loss                                  221             152           120
Net periodic benefit cost                                             911             758           640

Other changes in plan assets and benefit obligations
recognized in other comprehensive income
Net (gain)/loss                                                     2,777             (44)          446
Amortization of prior service cost                                     (9)             (9)           (9)
Amortization of net obligation at transition                           12              12            12
Deferred income tax benefit (expenses)                               (974)             14          (161)
Total recognized in other comprehensive income                      1,806             (27)          288

Total recognized in net periodic benefit cost and other
comprehensive income, net of income tax benefit (expense)           2,720             731           352

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost                     6.00%           6.00%         6.50%
Discount rate used for disclosure                                    6.00%           6.00%         6.00%
Expected return on plan assets                                       9.00%           9.00%         9.00%
Rate of compensation increase                                        4.00%           4.00%         4.00%




             Incremental Effect of Applying SFAS No. 158 on Individual Line Items in the Consolidated Balance Sheet
                                                  December 31, 2006
                                             Before Application of           Adjustments            After Application of
                                                  SFAS No. 158                                          SFAS No. 158
                                           --------------------------- ------------------------ -----------------------------
Other assets (deferred income taxes)               $ 1,790                    $ 1,289                     $ 3,079
Total assets                                       866,914                      1,289                     868,203
Other liabilities (pension liability)                  211                      3,683                       3,894
Total liabilities                                  767,765                      3,683                     771,448
Accumulated other comprehensive (loss)                (699)                    (2,394)                     (3,093)
Total stockholders' equity                          99,149                     (2,394)                     96,755

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

     The pension plan's weighted average asset allocations at October 31, 2006 and 2005 are as follows:

Asset Allocation                         2006          2005
----------------------------------- --------------- ---------------
U. S. Government obligations             19%            17%
Mutual funds - equity                    24%            30%
Corporate bonds                          12%            14%
Equity securities                        36%            33%
Other                                     9%             6%
                                         ---            ---
                                        100%           100%
                                        ====           ====

     The Company expects to contribute $722 to the plan in 2007.

     Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

       2007                  $ 78
       2008                    81
       2009                   137
       2010                   326
       2011                   383
       2012 - 2016          3,462

Note 9: Stock Option Plan
     The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of Bankshares and its subsidiaries an opportunity to acquire shares of National Bankshares, Inc. common stock. The purpose of the 1999 Stock Option Plan is to promote the success of Bankshares and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 500,000 shares of Bankshares common stock may be granted. The 1999 Stock Option Plan is administered by the Stock Option Committee, which is the Bankshares Board of Directors' Compensation Committee, made up entirely of independent directors of National Bankshares, Inc. The Stock Option Committee may determine whether options are incentive stock options or nonqualified stock options and may determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limits the maximum term of any option granted to ten years, states that options may be granted at not less than fair market value on the date of the grant and contains certain other limitations on the exercisability of incentive stock options. The options generally vest 25% after one year, 50% after two years, 75% after three years and 100% after four years. On December 29, 2005, the Company's Board of Directors passed a resolution stating that all 142,000 (as restated for the 2-for-1 stock split on March 31, 2006) previously granted, but unvested, stock options be immediately vested. The vesting was made subject to the provision that any shares of NBI common stock obtained by an option grantee by exercise of an option subject to accelerated vesting may not be sold or otherwise transferred prior to the expiration of the option's original vesting period. This action was taken to reduce the impact of the "Statement of Financial Accounting Standards No. 123R, Share-Based Payment" on the Company's earnings over the remainder vesting period of the stock options. At the discretion of the Stock Option Committee, options may be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of National Bankshares, Inc. Effective on April 1, 2006, the number of shares and the option price of all previously-granted options were adjusted to reflect the effects of the March 31, 2006 2-for-1 stock split. This action was taken to comply with the terms of the Company's stock option agreements. The information that follows also has been adjusted to reflect the effects of the March 31, 2006 stock split. At December 31, 2006, there were 286,000 additional shares available for grant under the plan. There were no nonvested shares outstanding at December 31, 2006.

A summary of the status of the Company's stock option plan is presented below:



                                                                           Weighted-
                                                         Weighted-          Average
                                                          Average          Remaining        Aggregate
                                                         Exercise         Contractual       Intrinsic
                      Options              Shares 1        Price             Term             Value
-------------------------------------- -------------- --------------- ------------------ ---------------
Outstanding at January 1, 2006             172,500         $19.90
Granted                                        ---
Exercised                                  (10,710)        $11.44
Forfeited or expired                           ---
Outstanding at December 31, 2006           161,790         $20.46                7.1          $589
                                           =======         ======                ===          ====
Exercisable at December 31, 2006           161,790         $20.46                7.1          $589
                                           =======         ======                ===          ====

     The weighted-average fair value of options granted were $4.10 and $5.81 in 2005 and 2004, respectively. The intrinsic value of shares exercised were $136, $160 and $291for 2006, 2005 and 2004, respectively. At December 31, 2006 there were no nonvested shares.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          Years Ended December 31,
                                  ------------------------------------------
                                          2005                  2004
                                  -------------------- ---------------------
Dividend yield                           3.13%                 1.74%
Expected life                           5 years              10 years
Expected volatility                     21.35%                23.54%
Risk-free interest rate                  4.41%                4.60%

Note 10: Income Taxes
     Allocation of income tax expense between current and deferred portions is as follows:

                                              Years ended December 31,
                                       2006           2005          2004
                                   -------------- ------------- -------------
Current                                $3,539        $3,855       $3,772
Deferred                                  249            69          (18)
Total income tax expense               $3,788        $3,924       $3,754
                                       ======        ======       ======

     The following is a reconciliation of the "expected" income tax expense, computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense, with the reported income tax expense:

                                                 Years ended December 31,
                                               2006       2005        2004
                                           ----------- ----------- -----------
Computed "expected" income tax expense        $5,747     $5,722       $ 5,594
Tax-exempt interest income                    (1,919)    (1,947)       (1,943)
Nondeductible interest expense                   277        196           149
Other, net                                      (317)       (47)          (46)
Reported income tax expense                   $3,788     $3,924        $3,754

     The components of the net deferred tax asset, included in other assets, are as follows:

                                                                          December 31,
                                                                        2006        2005
Deferred tax assets:
     Allowance for loan losses and unearned fee income             $1,804          $1,905
     Valuation allowance on other real estate owned                    33              29
     Deferred compensation and other liabilities                    1,579             499
     Deposit intangibles and goodwill                                 ---               2
     Net unrealized losses on securities available for sale           360             446
                                                                   $3,776          $2,881
Deferred tax liabilities:
     Fixed assets                                                   $(170)          $(207)
     Discount accretion on securities                                (117)           (105)
     Deposit intangibles and goodwill                                (268)            ---
     Other                                                           (142)           (128)
Net deferred tax asset                                              3,079           2,441

     The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2006 and 2005 due to the fact that the realization of the entire gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.

Note 11: Restrictions on Dividends
     Bankshares' principal source of funds for dividend payments is dividends received from its subsidiary banks. For the years ended December 31, 2006, 2005, and 2004, dividends received from subsidiary banks were $5,859, $5,795 and $4,504, respectively.
     Substantially all of Bankshares' retained earnings are undistributed earnings of its banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank's retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2006, retained net income, which was free of such restriction, amounted to approximately $21,620.

Note 12: Minimum Regulatory Capital Requirement
     The Company (on a consolidated basis) and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the bank meet all capital adequacy requirements to which they are subject.
     As of December 31, 2006, the most recent notifications from the appropriate regulatory authorities categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed the banks' category. The Company's and the bank's actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the following tables.


                                                             Actual                Minimum Capital           Minimum To Be Well
                                                                                     Requirement          Capitalized Under Prompt
                                                                                                             Corrective Action
                                                                                                                 Provisions
                                                    ------------ ------------ ------------- ------------ -------------- ------------
                                                      Amount        Ratio        Amount        Ratio        Amount         Ratio
                                                    ------------ ------------ ------------- ------------ -------------- ------------
December 31, 2006
     Total capital (to risk weighted assets)
     Bankshares consolidated                            $89,081        15.0%       $47,399         8.0%            N/A          N/A
     NBB                                                 85,061        14.5%        47,072         8.0%       $ 58,840        10.0%

     Tier 1 capital (to risk weighted assets)

     Bankshares consolidated                            $83,873        14.2%       $23,700         4.0%            N/A          N/A
     NBB                                                 79,904        13.6%        23,836         4.0%       $ 35,304         6.0%

    Tier 1 capital (to average assets)

     Bankshares consolidated                            $83,873        10.0%       $33,523         4.0%            N/A          N/A
     NBB                                                 79,904         9.6%        33,425         4.0%       $ 41,781         5.0%



                                                             Actual                Minimum Capital           Minimum To Be Well
                                                                                     Requirement          Capitalized Under Prompt
                                                                                                             Corrective Action
                                                                                                                 Provisions
                                                    ------------ ------------ ------------- ------------ -------------- ------------
                                                      Amount        Ratio        Amount        Ratio        Amount         Ratio
                                                    ------------ ------------ ------------- ------------ -------------- ------------
December 31, 2005
     Total capital (to risk weighted assets)

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

Note 13: Condensed Financial Statements of Parent Company

     Financial information pertaining only to Bankshares (Parent) is as follows:


                                         Condensed Balance Sheets
                                                                                     December 31,
                                                                                 2006            2005
                                                                            --------------- ----------------
Assets               Cash due from subsidiaries                                      $  65            $  58
                     Securities available for sale                                   2,998            3,736
                     Investments in subsidiaries, at equity                         93,462           87,902
                     Refundable income taxes due from subsidiaries                     160               98
                     Other assets                                                      526              455
                                                                                       ---              ---
                               Total assets                                        $97,211          $92,249
                                                                                    ======           ======
Liabilities          Other liabilities                                                $456             $310
And                  Stockholders' equity                                           96,755           91,939
                                                                                    ------           ------
Stockholders'
Equity                          Total liabilities and stockholders' equity         $97,211          $92,249
                                                                                    ======           ======


                         Condensed Statements of Income
                                                                                        Years Ended December 31,
                                                                                         2006           2005            2004
                                                                                    --------------- -------------- -------------
Income           Dividends from Subsidiaries                                          $5,859         $5,795          $4,504
                 Interest on securities - taxable                                         24             26              13
                 Interest on securities - nontaxable                                      84            117             122
                 Other income                                                          1,033          1,072             895
                 Securities gains                                                          2             25               8
                                                                                           -             --               -

                                                                                       7,002          7,035           5,542

Expenses         Other expenses                                                        1,605          1,519           1,214
                                                                                       -----          -----           -----

                 Income before income tax benefit and equity in
                 undistributed net income of subsidiaries                              5,397          5,516           4,328
                 Applicable income tax benefit                                           187            136             102
                                                                                         ---            ---             ---
                 Income before equity in undistributed net income of
                 subsidiaries                                                          5,584          5,652           4,430
                 Equity in undistributed net income of subsidiaries                    7,048          6,772           7,800
                                                                                       -----          -----           -----
                          Net income                                                 $12,632        $12,424         $12,230
                                                                                      ======         ======          ======


                       Condensed Statements of Cash Flows
                                                                                         Years ended December 31,
                                                                                  2006             2005              2004
                                                                            ----------------- ---------------- -----------------
Cash Flows         Net income                                                   $12,632          $12,424           $12,230
From               Adjustments to reconcile net income to net cash
Operating          provided by operating activities:
Expenses                 Equity in undistributed net income of subsidiaries      (7,048)           (6,772)          (7,800)
                         Amortization of premiums and accretion of
                         discounts, net                                              27                11               3
                         Depreciation expense                                         9                 4                1

                         Securities (gains)                                          (2)              (25)              (8)
                         Net change in refundable income taxes due from
                         subsidiaries                                               (62)                9                4
                         Net change in other assets                                 ---              (248)            (133)
                         Net change in other liabilities                            (87)              162              (17)
                         Net cash provided by operating activities                5,469             5,565            4,280

Cash Flows         Purchases of securities available for sale                    (1,044)           (1,414)          (1,396)
from               Proceeds from sales of securities available for sale             ---             1,387            1,135
Investing          Maturities and calls of securities available for sale          1,751               ---              ---
Activities               Net cash (used in) investing activities                    707               (27)            (261)

Cash Flows         Cash dividends paid                                           (5,108)           (4,991)          (4,504)
from               Common stock repurchase                                       (1,183)             (744)            (217)
Financing          Exercise of stock options                                        122               164              172
Activities                  Net cash used in financing activities                (6,169)           (5,571)          (4,549)
                   Net change in cash                                                 7               (33)            (530)
                   Cash due from subsidiaries at beginning of year                   58                91              621
                   Cash due from subsidiaries at end of year                        $65               $58              $91

Note 14: Financial Instruments with Off-Balance Sheet Risk
     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and interest rate locks. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.
     The Company's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company may require collateral or other security to support the following financial instruments with credit risk.

At December 31, 2006, and 2005, financial instruments were outstanding whose contract amounts represent credit risk:

                                                                                   December 31,
                                                                              2006               2005
                                                                       ------------------- -----------------
Financial instruments whose contract amounts represent credit risk:
     Commitments to extend credit                                           $ 125,447         $ 108,885
     Standby letters of credit                                                  8,391             5,137
     Mortgage loans sold with potential recourse                               19,022            17,915

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.
     Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit. Some of these commitments are uncollateralized and do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.
     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
     The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2006, the Company originated $19,830 and sold $19,022 to investors, compared to $16,912 originated and $17,915 sold in 2005. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.
     At December 31, 2006, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $2,699 and loans held for sale of $808. The Company has entered into commitments, on a best-effort basis, to sell loans of approximately $3,507. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.
     The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2006 that exceeded the insurance limits of the Federal Deposit Insurance Corporation was $20,531.

Note 15: Concentrations of Credit Risk
     The Company does a general banking business, serving the commercial and personal banking needs of its customers. NBB's market area, consists of Montgomery, Giles and Pulaski Counties and the cities of Radford and Galax, together with portions of adjacent counties. It also includes the counties of Tazewell, Wythe, Smyth and Washington in Southwest Virginia, as well as contiguous portions of McDowell and Mercer Counties in West Virginia. Substantially all of NBB's loans are made in its market area. The ultimate collectibility of the bank's loan portfolio and the ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions of the market area. The Company's operating results are therefore closely correlated with the economic trends within this area.
     At December 31, 2006 and 2005, approximately $258,212 and $255,230, respectively, of the loan portfolio was concentrated in commercial real estate. This represents approximately 52% of the loan portfolio at December 31, 2006 and 2005. Included in commercial loans at December 31, 2006 and 2005 was approximately $133,049 and $121,265, respectively, in loans for college housing and professional office buildings. This represents approximately 27% and 25% of the loan portfolio at December 31, 2006 and 2005, respectively. Loans secured by residential real estate were approximately $151,106 and $147,955 at December 31, 2006 and 2005, respectively. This represents approximately 30% of the loan portfolio at December 31, 2006 and 2005, respectively. Loans secured by automobiles were approximately $16,282 and $17,309 at December 31, 2006 and 2005, respectively. This represents approximately 3% and 4% of the loan portfolio at December 31, 2006 and December 31, 2005.
     The Company has established operating policies relating to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property and with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower or project based on available financial information. Management considers the concentration of credit risk to be minimal.

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

Deposits
     The fair value of demand and savings deposits is the amount payable on demand. The fair value of fixed maturity term deposits and certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.
Accrued Interest
     The carrying amounts of accrued interest approximate fair value.
Other Borrowed Funds
     Other borrowed funds, represents treasury tax and loan deposits, and short-term borrowings from the Federal Home Loan Bank. The carrying amount is a reasonable estimate of fair value because the deposits are generally repaid within 120 days from the transaction date.
Commitments to Extend Credit and Standby Letters of Credit
     The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2006 and 2005, and, as such, the related fair values have not been estimated.
     The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:


                                                                           December 31,
                                                             2006                                2005
                                              ----------------- ------------------ ---------------- -----------------
                                              Carrying Amount    Estimated Fair    Carrying Amount   Estimated Fair
                                                                      Value                              Value
                                              ----------------- ------------------ ---------------- -----------------
Financial assets:
     Cash and due from banks                          $ 15,283           $ 15,283         $ 20,115          $ 20,115
     Interest-bearing deposits                          19,617             19,617           10,279            10,279
     Securities                                        285,489            285,296          272,541           272,346
     Mortgage loans held for sale                          808                808              ---               ---
     Loans, net                                        495,486            477,859          487,162           485,284
     Accrued interest receivable                         5,682              5,682            5,145             5,145
Financial liabilities:
     Deposits                                        $ 764,692          $ 755,564        $ 745,649         $ 745,789
     Other borrowed funds                                   73                 73              357               357
         Accrued interest payable                          863                863              725               725

Note 17: Selected Quarterly Data (Unaudited)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005:

                                                                               2006
                                                First          Second Quarter         Third             Fourth
                                               Quarter                               Quarter           Quarter
                                          ------------------- ------------------ ----------------- -----------------
Income Statement Data:
Interest income                                    $  11,583          $  11,849         $  12,042         $  12,427
Interest expense                                       4,238              4,374             4,691             5,261
                                                       -----              -----             -----             -----
Net interest income                                    7,345              7,475             7,351             7,166
Provision for loan losses                                 17                  7                16                 9
Noninterest income                                     2,059              2,212             2,232             2,299
Noninterest expense                                    5,499              5,401             5,396             5,374
Income taxes                                             885              1,052               970               881
     Net income                                    $   3,003          $   3,227          $  3,201         $    3,201
Per Share Data:
Basic net income per share                         $    0.43          $    0.46          $   0.46         $    0.46
Fully diluted net income per share                      0.43               0.46              0.46              0.46
Cash dividends per share                                 ---               0.36               ---              0.37
Book value per share                                   13.44              13.31             14.00             13.86


                                                                            2005
                                                First              Second             Third             Fourth
                                               Quarter             Quarter           Quarter           Quarter
                                          ------------------- ------------------ ----------------- -----------------
Income Statement Data:
Interest income                               $  11,035          $  11,268         $  11,483         $  11,594
Interest expense                                  3,043              3,226             3,816             4,095
                                                  -----              -----             -----             -----
Net interest income                               7,992              8,042             7,667             7,499
Provision for loan losses                           190                198               169                10
Noninterest income                                1,768              1,927             1,892             2,026
Noninterest expense                               5,689              5,591             5,379             5,239
Income taxes                                       888               1,028               957             1,051
     Net income                               $  2,993            $  3,152          $  3,054          $  3,225

Per Share Data:
Basic net income per share                    $   0.425           $   0.45          $  0.435          $   0.46
Fully diluted net income per share                0.425              0.445             0.430              0.46
Cash dividends per share                            ---               0.35               ---              0.36
Book value per share                              12.61              12.80             13.20             13.10


                       [GRAPHIC OMITTED][YHB Letterhead]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
National Bankshares, Inc.
Blacksburg, Virginia


We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under
Item 9A, that National Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Bankshares, Inc. and subsidiaries' management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bankshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that National Bankshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, National Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As noted in Note 8 to the consolidated financial statements, National Bankshares, Inc. and subsidiaries changed their method of accounting for their defined benefit pension plan to adopt Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)."

                  [GRAPHIC OMITTED][YHB Signature]
Winchester, Virginia
February 23, 2007

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

     In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2006.

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

     Yount, Hyde & Barbour, P.C., independent auditors of the Company's financial statements, has attested to management's assertion with respect to the effectiveness of the Company's internal control over financial reporting as of December 31, 2006.

/s/JAMES G. RAKES                                    /s/J. ROBERT BUCHANAN
-----------------                                    ---------------------
Chairman, President and                              Treasurer and
Chief Executive Officer                              Chief Financial Officer

Item 9B. Other Information

   Not Applicable

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

     Information with respect to the directors of Bankshares is set out under the caption "Election of Directors" on pages 2 through 4 of Bankshares' Proxy Statement dated March 14, 2007 which information is incorporated herein by reference.
     The Board of Directors of Bankshares has a standing audit committee made up entirely of independent directors, as that term is defined in the NASDAQ Stock Market Rules. In 2006, Dr. J. R. Stewart chaired the Audit Committee and its members were Mr. L. J. Ball, Mr. J. H. Harry and Dr. J. M. Lewis. Each member of the Audit Committee has extensive business experience; however, the Committee has identified Dr. Lewis as its financial expert, since he has a professional background which involves financial oversight responsibilities.
Dr. Lewis currently oversees the preparation of financial statements in his role as President of New River Community College. He previously served as the College's Chief Financial Officer. The Audit Committee's Charter is available on the Company's web site at www.nationalbankshares.com.
     The Company and each of its subsidiaries have adopted Codes of Ethics for directors, officers and employees, specifically including the Chief Executive Officer and Chief Financial Officer of Bankshares. These Codes of Ethics are available on the Company's web site at www.nationalbankshares.com.
      The following is a list of names and ages of all executive officers of Bankshares; their terms of office as officers; the positions and offices within Bankshares held by each officer; and each person's principal occupation or employment during the past five years.


============================================================================================================================
                                                                                                       Year Elected an
    Name                           Age         Offices and Positions Held                              Officer/Director
----------------------------------------------------------------------------------------------------------------------------
James G. Rakes                      62    Chairman, President and Chief Executive Officer,                  1986
                                          National Bankshares, Inc.; President and Chief
                                          Executive Officer of The National Bank of Blacksburg
                                          since 1983 and Chairman since 2005. Chairman,
                                          President and Treasurer of National Bankshares
                                          Financial Services, Inc. since 2001.
----------------------------------------------------------------------------------------------------------------------------
J. Robert Buchanan                  55    Treasurer, National Bankshares, Inc.; Executive Vice              1998
                                          President/Chief Financial Officer of The National Bank
                                          of Blacksburg since 2006; prior thereto Executive Vice
                                          President/Chief Operating Officer and Secretary of
                                          Bank of Tazewell County since 2003; prior thereto
                                          Cashier and Senior Vice President/Chief Financial
                                          Officer of The National Bank of Blacksburg since 1998.
----------------------------------------------------------------------------------------------------------------------------
Marilyn B. Buhyoff                  58    Secretary & Counsel, National Bankshares, Inc.;                   1989
                                          Counsel of The National Bank of Blacksburg since 1989,
                                          Trust Officer since 2004, and prior thereto Senior
                                          Vice President/ Administration, since 1992. Secretary
                                          of National Bankshares Financial Services, Inc. since
                                          2001, and Executive Vice President since 2004.
----------------------------------------------------------------------------------------------------------------------------
F. Brad Denardo                     54    Corporate Officer, National Bankshares, Inc.;                     1989
                                          Executive Vice President/Chief Operating Officer of
                                          The National Bank of Blacksburg since 2002; prior
                                          thereto Executive Vice President/Loans of The National
                                          Bank of Blacksburg since 1989.
============================================================================================================================

Item 11.  Executive Compensation

     The information set forth under "Executive Compensation" on pages 8 through 13 of Bankshares' Proxy Statement dated March 14, 2007 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

     The information contained under "Stock Ownership of Directors and Executive Officers" on pages 1 and 2 of Bankshares' Proxy Statement dated March 14, 2007 for the Annual Meeting of Stockholders to be held April 10, 2007 is incorporated herein by reference.

The following table summarizes information concerning National Bankshares equity compensation plans at December 31, 2006:


------------------------------------------------ ------------------------- ------------------------ ---------------------------
                                                  Number of Shares to be      Weighted Average           Number of Shares
                                                 Issued upon Exercise of      Exercise Price of      Remaining Available for
                                                 Outstanding Options and     Outstanding Options      Future Issuance Under
                                                         Warrants               and Warrants        Equity Compensation Plans
                                                                                                        (Excluding Shares
                                                                                                    Reflected in First Column)
                 Plan Category
------------------------------------------------ ------------------------- ------------------------ ---------------------------
Equity compensation plans approved by
stockholders-1999 Stock Incentive Plan                            161,790                  $ 20.46                     286,000
------------------------------------------------ ------------------------- ------------------------ ---------------------------
Equity   compensation  plans  not  approved  by
stockholders                                                          ---                      ---                         ---
------------------------------------------------ ------------------------- ------------------------ ---------------------------
Total                                                             161,790                  $ 20.46                     286,000
------------------------------------------------ ========================= ======================== ===========================

Item 13. Certain Relationships and Related Transactions, and Director
Independence

     The information contained under "Director Independence and Certain Transactions With Officers and Directors" on page 5 of Bankshares' Proxy Statement dated March 14, 2007 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

     The following fees were paid to Yount, Hyde & Barbour, P.C., Certified Public Accountants, for services provided to Bankshares for the years ended December 31, 2006 and 2005. The Audit Committee determined that the provision of non-audit services by Yount, Hyde & Barbour P.C. did not compromise the firm's ability to maintain its independence.

     Principal Accounting Fees and Services
                                 2006                          2005
                      ---------------------------- ---------------------------
                          Fees       Percentage        Fees       Percentage
                      ------------ --------------- ------------ --------------
Audit fees              $76,000              71%     $89,400             78%
Audit-related fees       26,000              24%      18,348             16%
Tax fees                  5,500               5%       7,350              6%
                      ------------ --------------- ------------ --------------
                       $107,500             100%    $115,098            100%
                      ============ =============== ============ ==============

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

Part IV
Item 15.  Exhibits, Financial Statement Schedules
(a) (1)  Financial Statements
     The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:
        Report of Independent Registered Public Accounting Firm
        Consolidated Balance Sheets - As of December 31, 2006 and 2005 Consolidated Statements of Income - Years ended December 31, 2006, 2005 and 2004
        Consolidated Statements of Changes in Stockholders Equity - Years ended December 31, 2006, 2005 and 2004
        Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004
        Notes to Consolidated Financial Statements

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

     3(i)       Articles of Amendment to Articles of Incorporation of                (incorporated herein by reference to
                National Bankshares, Inc., dated April 8, 2003.                      Exhibit 3(i) of the Annual Report on
                                                                                     Form 10K for fiscal year ended
                                                                                     December 31, 2003)

     3(i)       Amended and Restated Articles of Incorporation of National           (incorporated herein by reference to
                Bankshares, Inc.                                                     Exhibit 3.1 of the Form 8K for filed
                                                                                     on March 16, 2006)

     4(i)       Specimen copy of certificate for National Bankshares, Inc.           (incorporated herein by reference to
                common stock, $2.50 par value                                        Exhibit 4(a) of the Annual Report on
                                                                                     Form 10K for fiscal year ended
                                                                                     December 31, 1993)

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

   10(ii)(B)    Computer software license agreement dated June 18, 1990, by          (incorporated herein by reference to
                and between Information Technology, Inc. and The National            Exhibit 10(e) of the Annual Report on
                Bank of Blacksburg                                                   Form 10K for fiscal year ended
                                                                                     December 31, 1992)

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

  *10(iii)(A)   Employment Agreement dated January 2002 between National            (incorporated herein by reference to
                Bankshares, Inc. and James G. Rakes                                  Exhibit 10(iii)(A) of Form 10Q for
                                                                                     the period ended June 30, 2002)

  *10(iii)(A)   Employee Lease Agreement dated August 14, 2002, between              (incorporated herein by reference to
                National Bankshares, Inc. and The National Bank of                   Exhibit 10 (iii) (A) of Form 10Q for
                Blacksburg                                                           the period ended September 30, 2002)

  *10(iii)(A)   Change in Control Agreement dated January 5, 2003, between           (incorporated herein by reference to
                National Bankshares, Inc. and Marilyn B. Buhyoff                     Exhibit 10 (iii) (A) of Form 10K for
                                                                                     the period ended December 31, 2002)

  *10(iii)(A)   Change in Control Agreement dated January 8, 2003, between           (incorporated herein by reference to
                National Bankshares, Inc. and F. Brad Denardo                        Exhibit 10 (iii) (A) of Form 10K for
                                                                                     the period ended December 31, 2002

    +21(i)      Subsidiaries of National Bankshares, Inc.                            Page 63

      +23       Consent of Yount, Hyde & Barbour, P.C. to incorporation by           Page 64
                reference of independent auditor's report included in this
                Form 10-K, into registrant's registration statement on Form S-8.

     31(i)      Section 906 Certification of Chief Executive Officer                 Page 58
     31(ii)     Section 906 Certification of Chief Financial Officer                 Page 59
     32(i)      18 U.S.C. Section 1350 Certification of Chief Executive Officer      Page 61
     32(ii)     18 U.S.C. Section 1350 Certification of Chief Financial Officer      Page 61

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

                                   NATIONAL BANKSHARES, INC.

                                   /s/ JAMES G. RAKES
                                   -------------------------------
                                   James G. Rakes
                                   Chairman, President & Chief Executive Office
                                   (Principal Executive Officer)


                                   /s/ J. ROBERT BUCHANAN
                                   -------------------------------
                                   J. Robert Buchanan
                                   Treasurer
                                   (Principal Financial Officer)


                                   Date: March 14, 2007

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


Date: March 14, 2007

                                   /s/ JAMES G. RAKES
                                   -------------------------------
                                   James G. Rakes
                                   Chairman,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

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

Date: March 14, 2007

                                   /s/ J. ROBERT BUCHANAN
                                   --------------------------------
                                   J. Robert Buchanan
                                   Treasurer
                                   (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                                     Date            Title
----                                     ----            -----
/s/L. J. BALL                         03/14/2007         Director
---------------------------           ----------
L. J. Ball
/s/ J. H. HARRY                       03/14/2007         Director
---------------------------           ----------
J. H. Harry
/s/ J. M. LEWIS                       03/14/2007         Director
---------------------------           ----------
J. M. Lewis
/s/ M. G. MILLER                      03/14/2007         Director
------------------                    ----------
M. G. Miller
/s/ W. A. PEERY                       03/14/2007         Director
---------------------------           ----------
W. A. Peery
/s/ J. G. RAKES                       03/14/2007         Chairman of the Board
---------------------------           ----------         President and Chief Executive Officer -
J. G. Rakes                                              National Bankshares, Inc.

/s/ G. P. REYNOLDS                    03/14/2007         Director
---------------------------           ----------
G. P. Reynolds

/s/ J. M. SHULER                      03/14/2007         Director
---------------------------           ----------
J. M. Shuler

/s/ J. R. STEWART                     03/14/2007         Director
------------------                    ----------
J. R. Stewart

Exhibit 32(i)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO U.S.C. SECTION 1350

     In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2006, I, James G. Rakes, Chairman, President and Chief Executive Officer of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1) such Form 10-K for the year ended December 31, 2006, fully complies with the requirements of section 13(a) or 15(d) of the Securties Act of 1934; and

(2) the information contained in such Form 10-K for the year ended December 31, 2006, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.


/s/ JAMES G. RAKES
-----------------------------------
James G. Rakes
Chairman, President and Chief Executive Officer
(Principal Executive Officer)



Exhibit 32(ii)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO U.S.C. SECTION 1350

     In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2006, I, J. Robert Buchanan, Treasurer of National Bankshares, Inc. hereby certify pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1) such Form 10-K for the year ended December 31, 2006, fully complies with the requirements of section 13(a) or 15(d) of the Securties Act of 1934; and

(2) the information contained in such Form 10-K for the year ended December 31, 2006, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.


/s/ J. ROBERT BUCHANAN
---------------------------------
J. Robert Buchanan
Treasurer
(Principal Financial Officer)

Index of Exhibits
     The following exhibits are filed with this Annual Report on Form 10-K.


     21(i)      Subsidiaries of National Bankshares, Inc.                           Page 63

     23         Consent of Yount, Hyde & Barbour, P.C. to incorporation by          Page 64
                reference of independent auditor's report included in this
                Form 10-K, into registrant's registration statement on Form S-8.

     31(i)      Section 906 Certification of Chief Executive Officer                Page 58

     31(ii)     Section 906 Certification of Chief Financial Officer                Page 59

     32(i)      18 U.S.C. Section 1350 Certification of Chief Executive Officer     Page 61

     32(ii)     18 U.S.C. Section 1350 Certification of Chief Financial Officer     Page 61

Exhibit No. 21(i)
                                  SUBSIDIARIES
                                       OF
                            NATIONAL BANKSHARES, INC.



                           --------------------------
                            National Bankshares, Inc.
                           --------------------------
                                      |
                                      |
          --------------------------------------------------------
          |                                                      |
          |                                                      |
--------------------                                  ------------------------
 The National Bank                                       National Bankshares
   of Blacksburg                                      Financial Services, Inc.
--------------------                                  ------------------------