Form 10-Q
period 2007-03-31
NATIONAL BANKSHARES INC
filed 2007-05-09
CIK 796534

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the Quarterly Period Ended March 31, 2007.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at April 30, 2007
            -----                       -----------------------------
Common Stock, $1.25 Par Value                     6,982,334


                         (This report contains 29 pages)

                   NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      Index
Part I Financial Information                                                                 Page
----------------------------
Item 1        Financial Statements

              Consolidated Balance Sheets, March 31, 2007 (Unaudited)                           3-4
               and December 31, 2006

              Consolidated Statements of Income for the Three Months Ended                      5-6
                March 31, 2007 and 2006 (Unaudited)

              Consolidated Statements of Changes in                                              7
               Stockholders' Equity, Three Months Ended
               March 31, 2007 and 2006 (Unaudited)

              Consolidated Statements of Cash Flows,                                            8-9
               Three Months Ended March 31, 2007 and 2006 (Unaudited)

              Notes to Consolidated Financial Statements                                       10-15

Item 2        Management's Discussion and Analysis of                                          15-23
               Financial Condition and Results of Operations

Item 3        Quantitative and Qualitative Disclosures About                                    23
               Market Risk

Item 4        Controls and Procedures                                                           23

Part II  Other Information
--------------------------
Item 1        Legal Proceedings                                                                 23

Item 1A       Risk Factors                                                                      24

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds                       24

Item 3        Defaults Upon Senior Securities                                                   24

Item 4        Submission of Matters to a Vote of Security Holders                               24

Item 5        Other Information                                                                 24

Item 6        Exhibits                                                                          24

Signatures                                                                                      24
----------

Index of Exhibits                                                                              25-26
-----------------

                                     Part I
                              Financial Information
                          Item 1. Financial Statements

                   National Bankshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                           (Unaudited)
                                                                            March 31,            December 31,
($ In thousands, except share and per share data)                             2007                   2006
                                                                        ==================    ===================
Assets
Cash and due from banks                                                           $13,626             $15,283
Interest-bearing deposits                                                          29,501              19,617
Securities available for sale, at fair value                                      166,167             169,735
Securities held to maturity (fair value
  approximates $121,638 at March 31, 2007 and $115,561
  at December 31, 2006)                                                           121,838             115,754
Mortgage loans held for sale                                                        1,303                 808
Loans:
     Real estate construction loans                                                39,768              33,840
     Real estate mortgage loans                                                   127,454             126,302
     Commercial and industrial loans                                              215,207             215,244
     Loans to individuals                                                         121,848             126,316
                                                                        ------------------    -------------------
          Total loans                                                             504,277             501,702
     Less unearned income and deferred fees                                        (1,103)             (1,059)
                                                                        ------------------    -------------------
          Loans, net of unearned income
           and deferred fees                                                      503,174             500,643
     Less: allowance for loan losses                                               (5,045)             (5,157)
                                                                        ------------------    -------------------
          Loans, net                                                              498,129             495,486
                                                                        ------------------    -------------------

Bank premises and equipment, net                                                   12,545              12,702
Accrued interest receivable                                                         5,906               5,682
Other real estate owned, net                                                          251                 390
Intangible assets and goodwill, net                                                15,692              15,976
Other assets                                                                       16,957              16,770
                                                                        ------------------   -------------------
          Total assets                                                           $881,915            $868,203
                                                                        ==================   ===================
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits                                              $110,605            $101,167
Interest-bearing demand deposits                                                  234,643             233,023
Savings deposits                                                                   50,077              47,988
Time deposits                                                                     378,939             382,514
                                                                        ------------------    -------------------
          Total deposits                                                          774,264             764,692
                                                                        ------------------    -------------------
Other borrowed funds                                                                   71                  73
Accrued interest payable                                                              842                 863
Other liabilities                                                                   6,915               5,820
                                                                        ------------------    -------------------

          Total liabilities                                                       782,092             771,448
                                                                        ------------------    -------------------




Stockholders' Equity Preferred stock of no par value.
      Authorized 5,000,000 shares;  none
      issued and outstanding                                                          ---                 ---
     Common stock of $1.25 par value.
      Authorized 10,000,000 shares;  issued and
      outstanding 6,981,434 shares in 2007 and
      6,980,234 in 2006                                                             8,727               8,725
     Retained earnings                                                             94,182              91,123
     Accumulated other comprehensive (loss), net                                   (3,086)             (3,093)
                                                                        ------------------    -------------------
          Total stockholders' equity                                               99,823              96,755
                                                                        ------------------    -------------------
          Total liabilities and
           stockholders' equity                                                 $881,915             $868,203
                                                                        ==================    ===================



See accompanying notes to the consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)
                                                                            March 31,             March 31,
($ In thousands, except share and per share data)                             2007                   2006
                                                                        ==================     =================
Interest income:
Interest and fees on loans                                                         $9,037                $8,361
Interest on interest-bearing deposits                                                 274                   158
Interest on securities - taxable                                                    1,896                 1,803
Interest on securities - nontaxable                                                 1,323                 1,261
                                                                        ------------------     -----------------
          Total interest income                                                    12,530                11,583
                                                                        ------------------     -----------------
Interest expense:
Interest on time deposits $100,000 or more                                          1,583                 1,088
Interest on other deposits                                                          3,832                 3,148
Interest on borrowed funds                                                              1                     2
                                                                        ------------------     -----------------
          Total interest expense                                                    5,416                 4,238
                                                                        ------------------     -----------------
          Net interest income                                                       7,114                 7,345
Provision for (recovery of) loan losses                                                (3)                   17
                                                                        ------------------     -----------------
          Net interest income after
           provision for loan losses                                                7,117                 7,328
                                                                        ------------------     -----------------

Noninterest income:
Service charges on deposit accounts                                                   810                   815
Other service charges and fees                                                         83                   109
Credit card fees                                                                      598                   524
Trust income                                                                          373                   380
Other income                                                                          264                   267
Realized securities gains (losses), net                                                51                   (36)
                                                                        ------------------     -----------------
          Total noninterest income                                                  2,179                 2,059
                                                                        ------------------     -----------------

Noninterest expense:
Salaries and employee benefits                                                      2,841                 2,911
Occupancy, furniture and fixtures                                                     485                   533
Data processing and ATM                                                               258                   301
Credit card processing                                                                447                   413
Intangibles amortization                                                              284                   284
Net costs of other real estate owned                                                   58                    14
Other operating expenses                                                              884                 1,043
                                                                        ------------------     -----------------

          Total noninterest expense                                                 5,257                 5,499
                                                                        ------------------     -----------------
Income before income tax expense                                                    4,039                 3,888
Income tax expense                                                                    923                   885
                                                                        ------------------     -----------------
          Net income                                                               $3,116                $3,003
                                                                        ==================     =================





        Net income per share - basic                                                $0.45                 $0.43
                                                                         =================    ===================
                           - diluted                                                $0.45                 $0.43
                                                                         =================    ===================
        Weighted average number of common
        shares outstanding - basic                                              6,979,094             7,015,061
                                                                         =================    ===================
                           - diluted                                            7,000,683             7,044,385
                                                                        =================    ===================
          Dividends declared per share                                               $---                  $---
                                                                         =================    ===================

See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                   Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

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

Other comprehensive loss, net of tax:

  Unrealized loss
   on securities
   available for sale, net
   of income tax $(265)                        ---            ---              ---             (491)        ---

   Reclass adjustment, net
    of tax $13                                 ---            ---              ---               23         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive loss                       ---            ---             (468)            (468)       (468)
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---           $2,535         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Exercise of stock options                        5             36              ---              ---          41
                                       ------------ -------------- ---------------- ---------------- -----------
Stock repurchase                               (13)          (242)             ---                         (255)
                                       ------------ -------------- ---------------- ---------------- -----------
Balances, March 31, 2006                    $8,767        $87,407          $(1,914)             ---     $94,260
                                       ============ ============== ================ ================ ===========

Balances, December 31, 2006                 $8,725        $91,123          $(3,093)                     $96,755

Net income                                     ---          3,116              ---            3,116      $3,116

Other comprehensive income,
 net of tax

   Unrealized gains on
    securities available for
    sale, net of income tax
    $22                                        ---            ---              ---               40         ---

   Reclass adjustment, net of
    income tax $(18)                           ---            ---              ---              (33)        ---
                                       ------------ -------------- ---------------- ---------------- -----------
Other comprehensive income                     ---            ---                7                7           7
                                       ------------ -------------- ---------------- ---------------- -----------
Comprehensive income                           ---            ---              ---           $3,123         ---
                                       ------------ -------------- ---------------- ---------------- -----------
Exercise of stock options                        8             52              ---              ---          60
                                       ------------ -------------- ---------------- ---------------- -----------
Stock repurchase                                (6)          (109)                                         (115)
                                       ------------ -------------- ---------------- ---------------- -----------
Balances, March 31, 2007                    $8,727        $94,182          $(3,086)                     $99,823
                                       ============ ============== ================ ================ ===========


See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)
                                                                              March 31,          March 31,
($In thousands)                                                                  2007               2006
                                                                          =================== =================
Cash flows from operating activities:
Net income                                                                            $3,116            $3,003

Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for (recovery of) loan losses                                              (3)               17
     Depreciation of bank premises and equipment                                         247               246
     Amortization of intangibles                                                         284               284
     Amortization of premiums and accretion of
      discount, net                                                                       55                61
     (Gains) on disposal of fixed assets                                                 ---                (2)
     (Gains)losses on sales and calls of securities
     available for sale, net                                                             (51)               36
     Losses and writedowns on other real estate owned                                     37                10
     (Increase) decrease in:
         Mortgage loans held for sale                                                   (495)             (493)
         Accrued interest receivable                                                    (224)             (353)
         Other assets                                                                   (191)              (36)
     Increase (decrease) in:
         Accrued interest payable                                                        (21)               (1)
         Other liabilities                                                             1,095               839
                                                                           ------------------- -----------------
          Net cash provided by operating
           activities                                                                 $3,849            $3,611
                                                                           ------------------- -----------------

Cash flows from investing activities:
Net (increase) in interest-bearing deposits                                          $(9,884)          $(6,974)
Proceeds from calls, principal payments, sales and  maturities of
  securities available for sale                                                        7,799             4,156
Proceeds from calls, principal payments and maturities of
 securities held to maturity                                                             130             3,880
Purchases of securities available for sale                                            (4,198)          (10,682)
Purchases of securities held to maturity                                              (6,240)           (1,458)
Purchases of loan participations                                                         ---            (1,398)
Collections of loan participations                                                       281               ---
Net (increase)decrease in loans to customers                                          (3,076)            4,089
Proceeds from disposal of other real estate owned                                        230               ---
Recoveries on loans charged off                                                           27                39
Purchase of bank premises and equipment                                                  (90)             (196)
Proceeds from disposal of bank premises and equipment                                    ---                 3
                                                                          ------------------- -----------------
          Net cash (used in) investing
           activities                                                               $(15,021)          $(8,541)
                                                                          ------------------- -----------------




Cash flows from financing activities:
Net increase in other deposits                                                       $13,147            $5,784
Net (decrease) in time deposits                                                       (3,575)           (2,211)
Net (decrease) in other borrowed funds                                                    (2)             (274)
Stock options exercised                                                                   60                41
Stock repurchased                                                                       (115)             (255)

      Net cash provided by financing                                      ------------------- -----------------
           activities                                                                 $9,515            $3,085
                                                                          ------------------- -----------------
Net (decrease) in cash and due from banks                                             (1,657)           (1,845)
Cash and due from banks at beginning of period                                        15,283            20,115
                                                                          ------------------- -----------------
Cash and due from banks at end of period                                             $13,626           $18,270
                                                                          =================== =================

Supplemental disclosure of cash flow information:

Cash paid for interest                                                                $5,437            $4,239
                                                                          =================== =================
Cash paid for income taxes                                                               $44              $---
                                                                          =================== =================
Loans charged to the allowance for loan losses                                          $136               $87
                                                                          =================== =================
Loans transferred to other real estate owned                                            $128               $24
                                                                          =================== =================
Unrealized gains (losses) on securities available for sale                               $11             $(720)
                                                                          =================== =================




See accompanying notes to consolidated financial statements.

                   National Bankshares, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)
               ($ In thousands, except share and per share data)

Note (1)

        The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg
(NBB), and National Bankshares Financial Services, Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company's 2006 Form 10-K. The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note (2) Stock-Based Compensation

        The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of Bankshares and its subsidiaries an opportunity to acquire shares of National Bankshares, Inc. common stock. The purpose of the 1999 Stock Option Plan is to promote the success of Bankshares and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 500,000 shares of Bankshares common stock may be granted. The 1999 Stock Option Plan is administered by the Stock Option Committee, which is the NBI Board of Directors' Compensation Committee, made up entirely of independent directors of National Bankshares, Inc. The Stock Option Committee may determine whether options are incentive stock options or nonqualified stock options and may determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limits the maximum term of any option granted to ten years, states that options may be granted at not less than fair market value on the date of the grant and contains certain other limitations on the exercisability of incentive stock options. The options generally vest 25% after one year, 50% after two years, 75% after three years and 100% after four years. At the discretion of the Stock Option Committee options may be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of National Bankshares, Inc. At March 31, 2007, there were 286,000 additional shares available for grant under the plan.
        Compensation expense is calculated using the Black-Scholes model and is amortized over the requisite service period using the straight-line method. Please refer to the Company's Form 10-K dated December 31, 2006 for assumptions used. There have been no grants of stock options in 2007.

                                                                        Weighted-
                                                          Weighted-      Average       Aggregate
                                                           Average      Remaining      Intrinsic
                                                          Exercise     Contractual       Value
                 Options                       Shares       Price         Term          ($000)
------------------------------------------- ------------ ------------ --------------- ------------
Outstanding at January 1, 2007                   161,790       $20.46
Granted                                              ---
Exercised                                         (6,000)        9.92
Forfeited or expired                                 ---
                                                     ---
Outstanding at March 31, 2007                    155,790       $20.87             6.8         $443
                                                 =======       ======             ===         ====
Exercisable at March 31, 2007                    155,790       $20.87             6.8         $443
                                                 =======       ======             ===         ====

        Because no options were granted in 2007 and all options were fully vested at December 31, 2006, there is no expense included in net income.

         During the three months ended March 31, 2007, there were no stock options granted and 6,000 stock options were exercised with an intrinsic value of $83,000. For the three months ended March 31, 2006 there were no stock options granted and 4,000 options were exercised with an intrinsic value of $54,000.

Note (3) Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

                                                         For the periods ended
                                                         March 31,            December 31,
                                              ---------------------------- -----------------
                                                      2007           2006        2006
                                              ------------- -------------- -----------------
($ In thousands, except % data)
Balance at beginning of period                      $5,157         $5,449            $5,449
Provision for (recovery of) loan losses                 (3)            17                49
Loans charged off                                     (136)           (87)             (459)
Recoveries                                              27             39               118
                                              ------------- -------------- -----------------
Balance at the end of period                        $5,045         $5,418            $5,157
                                              ============= ============== =================
Ratio of allowance for loan losses to
  the end of period loans, net of
  unearned income and deferred fees                  1.00%          1.11%             1.03%
                                              ============= ============== =================
Ratio of net charge-offs to average
  loans, net of unearned income and
  deferred fees(1.)                                  0.09%          0.04%             0.07%
                                              ============= ============== =================
Ratio of allowance for loan losses to
nonperforming loans(2.)                            445.76%      5,889.13%         1,322.31%
                                              ============= ============== =================

1.         Net charge-offs are on an annualized basis.
2. The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

                                                                March 31,         December 31,
                                                     -------------------------- ----------------
                                                             2007         2006       2006
                                                     ------------- ------------ ----------------
($ In thousands, except % data)
Nonperforming Assets:
Nonaccrual loans                                           $1,132          $92             $---
Restructured loans                                            ---          ---              ---
                                                     ------------- ------------ ----------------
     Total nonperforming loans                              1,132           92              ---
Foreclosed property                                           251          390              390
                                                     ------------- ------------ ----------------
     Total nonperforming assets                            $1,383         $482             $390
                                                     ============= ============ ================
Ratio of nonperforming assets to loans, net of
unearned income and deferred fees, plus
other real estate owned                                     0.27%        0.10%            0.08%
                                                     ============= ============ ================

                                                     March 31,         December 31,
                                           -------------------------- ---------------
                                                   2007         2006       2006
                                           ------------- ------------ ---------------
 Loans Past due 90 days or more and
   still accruing                                  $327         $184           $681
                                           ============= ============ ===============
 Ratio of loans past due 90 days or
   more and still accruing to loans, net
   of unearned income and deferred fees           0.06%        0.04%          0.14%
                                           ============= ============ ===============
 Impaired loans
 Total impaired loans                            $1,132          $92            ---
                                           ============= ============ ===============

 Impaired loans with a
   valuation allowance                              ---          ---            ---
 Valuation allowance                                ---          ---            ---
                                           ------------- ------------ ---------------
 Impaired loans, net of allowance                   ---          ---            ---
                                           ============= ============ ===============
 Impaired loans with no
   valuation allowance                           $1,132          $92            ---
                                           ============= ============ ===============
 Average recorded investment
   in impaired loans                               $818         $133           $140
                                           ============= ============ ===============
 Income recognized on impaired
   loans                                            ---           $2            ---
                                           ============= ============ ===============
 Amount of income recognized
   on a cash basis                                  ---           $2            ---
                                           ============= ============ ===============


Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at March 31, 2007 were $0.

Note (4) Securities

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of March 31, 2007 are as follows:

                                                                    March 31, 2007

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ In thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
 Available for sale:
U.S. Treasury                                     $3,032              $---               $99             $2,933
  U.S. Government
     Agencies and
     Corporations                                 21,810                 2               180             21,632
  State and political
     subdivisions                                 76,852               763               545             77,070
  Mortgage-backed
     securities                                   30,425                18               259             30,184
  Corporate debt
     securities                                   31,509                84               924             30,669
  Federal Reserve Bank stock-
     restricted                                       92               ---               ---                 92
  Federal Home Loan
     Bank stock-restricted                         1,704               ---               ---              1,704
  Other securities                                 1,763               120               ---              1,883
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
     available for sale                         $167,187              $987            $2,007           $166,167
                                        ================= ================= ================= ==================

        The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of March 31, 2007 are as follows:

                                                                    March 31, 2007

                                                               Gross             Gross
                                           Amortized         Unrealized        Unrealized           Fair
($ In thousands)                             Costs             Gains             Losses            Values
                                        ----------------- ----------------- ----------------- ------------------
 Held to Maturity:
  U.S. Government
     Agencies and
     Corporations                                $41,459               $12              $508            $40,963
  State and political
     subdivisions                                 61,405               737               179             61,963
  Mortgage-backed
     securities                                    2,355                10                18              2,347
Corporate securities                              16,619               164               418             16,365
                                        ----------------- ----------------- ----------------- ------------------
     Total securities
         held to maturity                       $121,838              $923            $1,123           $121,638
                                        ================= ================= ================= ==================

        Information pertaining to securities with gross unrealized losses at March 31, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                                               March 31, 2007
                                        -------------------------------------------------------------
                                              Less Than 12 Months             12 Months or More
                                        -------------------------------- ----------------------------
($ In thousands)                         Fair Value    Unrealized Loss    Fair Value   Unrealized Loss
                                        -------------- ----------------- -------------- -------------
U.S. Government agencies and
 corporations                                 $13,773             $(65)        $44,743        $(721)
State and political subdivisions               18,675             (118)         34,041         (609)
Mortgage-backed securities                      5,964              (17)         20,441         (259)
Corporate debt securities                         ---               ---         35,589       (1,341)
                                        -------------- ----------------- -------------- -------------
Total temporarily impaired
 securities                                   $38,412            $(200)       $134,814      $(2,930)
                                        ============== ================= ============== =============

                                                             December 31, 2006
                                        -------------------------------------------------------------
                                              Less Than 12 Months             12 Months or More
                                        -------------------------------- ----------------------------
($ In thousands)                         Fair Value    Unrealized Loss    Fair Value   Unrealized Loss
                                        -------------- ----------------- -------------- -------------
U.S. Government agencies and
 corporations                                 $22,734                83        $38,234           831
State and political subdivisions               14,449                91         30,503           587
Mortgage-backed securities                     13,533                46         16,268           296
Corporate debt securities                         ---               ---         35,462         1,495
                                        -------------- ----------------- -------------- -------------
Total temporarily impaired
 securities                                   $50,716              $220       $120,467        $3,209
                                        ============== ================= ============== =============


        The Company had 233 securities with a fair value of $173,226 which were temporarily impaired at March 31, 2007. The total unrealized loss on these securities was $3,130. Losses are attributed to interest rate movements. Credit quality of the securities portfolio is continuously monitored by management. The Company has the ability and intent to hold these securities until maturity. Therefore, the losses associated with these securities are considered temporary at March 31, 2007. All securities shown are above investment grade.

Note (5) Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, "Fair Value Measurements". The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements but does not intend to adopt the Statement early.

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost

                                                    Pension Benefits
                                                -------------------------
                                                    Three Months Ended
                                                         March 31,
                                                -------------------------
($ in Thousands)
                                                        2007        2006
Service cost                                           $ 152       $ 143
Interest cost                                            175         161
Expected return on plan assets                          (159)       (143)
Amortization of prior service cost                         2          (3)
Amortization of net obligation at transition             (3)           2
Recognized net actuarial (gain)/loss                      45          53
                                                ------------- -----------
Net periodic benefit cost                              $ 212       $ 213
                                                ============= ===========

Employer Contributions

        Bankshares' pension plan contribution for 2007 has not yet been finally determined. The estimated contribution is $722. The contribution will be paid in quarterly installments.


                   National Bankshares, Inc. and Subsidiaries
                      (In thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2007

        The purpose of this discussion is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Refer to the financial statements and other information included in this report as well as the 2006 Annual Report on Form 10-K for an understanding of the following discussion and analysis.
        This Quarterly Report on Form 10-Q contains forward-looking statements as described in the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements.

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

Overview

     National Bankshares, Inc. (NBI) is a financial holding company located in Southwest Virginia. It conducts operations primarily through its full-service banking affiliate, the National Bank of Blacksburg, which does business as National Bank. It also has a nonbanking affiliate, National Bankshares Financial Services, Inc., which offers investment and insurance products. Net income derived from the nonbanking affiliate is not significant at this time or in the foreseeable future. NBI is a community bank operation.

Performance Summary

     The following table shows NBI's key performance ratios for the period ended March 31, 2007 and December 31, 2006 and 2005. Per share data has been adjusted to reflect the effects of a March 31, 2006 2-for-1 stock split.

                                                    March 31,           December 31,            December 31,
                                                       2007                 2006                    2005
----------------------------------------------- ------------------- ---------------------- -----------------------
Return on average assets                               1.46%                1.50%                   1.52%
----------------------------------------------- ------------------- ---------------------- -----------------------
Return on average equity                              12.90%               13.41%                  13.73%
----------------------------------------------- ------------------- ---------------------- -----------------------
Net interest margin (1)                                3.96%                4.13%                   4.45%
----------------------------------------------- ------------------- ---------------------- -----------------------
Noninterest margin (2)                                 1.46%                1.54%                   1.74%
----------------------------------------------- ------------------- ---------------------- -----------------------
Basic net earnings per share                          $0.45                $1.80                   $1.77
----------------------------------------------- ------------------- ---------------------- -----------------------
Fully diluted net earnings per share                  $0.45                $1.80                   $1.76
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

     The return on average assets for the first quarter of 2007 was 1.46%, down slightly from the 1.50% for the period ended December 31, 2006. The return on average equity also experienced a decline.
     The net interest margin declined by 17 basis points. This decrease was due to rising interest rates. Interest expense has continued to grow at a faster pace than interest income.

Growth

        The following table shows NBI's key growth indicators:

                          March 31, 2007          December 31, 2006      December 31, 2005
------------------- ---------------------------- --------------------- ----------------------
Securities                   $288,005                  $285,489              $272,541
------------------- ---------------------------- --------------------- ----------------------
Loans, net                    498,129                   495,486               487,162
------------------- ---------------------------- --------------------- ----------------------
Deposits                      774,264                   764,692               745,649
------------------- ---------------------------- --------------------- ----------------------
Total assets                  881,915                   868,203               841,498
------------------- ---------------------------- --------------------- ----------------------

        At March 31, 2007 total assets were $881,915, an increase of $13,712 or 1.6%. If annualized, the growth rate would be approximately 6.4%. The level of asset growth during the first quarter of 2007 reflects the effects of a competitive loan market. Deposits grew by 1.3% in the first quarter of 2007.

Asset Quality

Key asset quality indicators are shown below:

                                                  March 31, 2007        December 31,2006      December 31, 2005
--------------------------------------------- ----------------------- --------------------- ----------------------
Nonperforming loans                               $   1,132                  $ ---                  $ 178
--------------------------------------------- ----------------------- --------------------- ----------------------
Loans past due over 90 days                             327                    681                    546
--------------------------------------------- ----------------------- --------------------- ----------------------
Other real estate owned                                 251                    390                    376
--------------------------------------------- ----------------------- --------------------- ----------------------
Allowance for loan losses to loans                     1.00%                  1.03%                  1.11%
--------------------------------------------- ----------------------- --------------------- ----------------------
Net charge-off ratio                                   0.09%                  0.07%                  0.17%
--------------------------------------------- ----------------------- --------------------- ----------------------

        This data indicates that the level of nonperforming loans has increased, while the level of loans past due 90 days or more has declined. The increase in nonperforming loans is concentrated in a few credits. There has been no specific allocation to the allowance for loan losses for the additional nonperforming loans, as management believes that these credits are well collateralized. Measures of asset quality remain good when viewed from a historical perspective and when compared with peers. Other real estate owned continues to decline as properties foreclosed upon are sold.

Net Interest Income

        Net interest income for the period ending March 31, 2007 was $7,114, a decline of $231 when compared to the same period in 2006.
        Until the third quarter of 2006 interest rate levels were continuously rising. During the period of rising interest rates the Company's interest-bearing liabilities rose at a faster pace than interest earning assets resulting in the compression in the interest rate spread. The Company continues to experience this compression, a portion of which is attributable to the increase in time deposits that was generated in 2006 by two special promotions at the Company's bank subsidiary. If interest rates remain stable, the compression of rates should improve as these time deposits mature.
        The following chart shows trends in asset yields and cost of liabilities.

                                                                    For the period ended
                                                March 31, 2007        December 31, 2006     December 31, 2005
                                                --------------       -----------------      -----------------
Loans                                               7.35%                  7.11%                  6.78%
Taxable securities                                  4.95%                  4.89%                  4.80%
Non-taxable securities                              6.36%                  6.25%                  6.33%
Interest-bearing deposits                           5.47%                  5.08%                  3.43%
                                                    -----                  -----                  -----
Total interest-bearing deposits                     6.68%                  6.51%                  6.29%
                                                    =====                  =====                  =====

Interest-bearing liabilities                        2.00%                  1.87%                  1.31%
Saving deposits                                     0.50%                  0.50%                  0.45%
Time deposits                                       4.47%                  3.94%                  3.23%
Other borrowings                                    5.56%                  6.19%                  3.26%
                                                    -----                  -----                  -----
Total interest-bearing liabilities                  3.33%                  2.94%                  2.32%
                                                    =====                  =====                  =====
Interest rate spread                                3.35%                  3.57%                  3.97%
                                                    =====                  =====                  =====

        From December 31, 2005 to March 31, 2007, the yield on loans has increased by 57 basis points. During the same period, the yield on taxable securities has gone up by 15 basis points, with nontaxable securities increasing a nominal 3 basis points. Among the asset categories interest-bearing deposits, which reprice daily, experienced the highest level of increase.
        Among the categories of liabilities, interest-bearing demand deposit rates increased by 69 basis points from December 31, 2005 to March 31, 2007. Time deposit rates increased by 124 basis points. This is significant, not only because of the level of rate increases, but also because of the volume of deposits in the category. Saving deposit rates have been essentially flat throughout the period. Rate increases have occurred in the other borrowings category, however because the dollar volume is not substantial, there is little impact on the net interest spread.
        There are three significant factors concerning net interest income. First, overall interest rates have stabilized. If rates remain stable, the net interest spread will improve. Second, the yield on nontaxable securities, which declined in 2006, has rebounded. At present, management is uncertain how this will affect portfolio yields. Third, during 2006 two time deposit promotions with special higher interest rates were offered. Higher-rate deposits from the first promotion began to mature in the first quarter of 2007. Deposits obtained in the second promotion will begin to mature in September of 2007. This should have the effect of decreasing the cost of time deposit costs, assuming that overall interest rates remain stable and competitive factors allow these deposits to reprice downward.

Provision and Allowance for Loan Losses

        The provision for loan losses (net recovery) for the three-month period ended March 31, 2007 was $(3). The ratio of the allowance for loan losses to total loans at the end of the first three months of 2007 was 1.00%, which compares to 1.03% at December 31, 2006. The net charge-off ratio at March 31, 2007 was .09%, and it was .07% at March 31, 2006.
        The Company regularly reviews asset quality and re-evaluates the allowance for loan losses. Reviews are conducted and an appropriate provision and allowance for loan losses is established depending upon factors that are unique to the subsidiary bank and the quality of its loan portfolio.
        At present, management does not anticipate any significant additions to the Provision for Loan Losses. Management's opinion of current asset quality, evaluated in the context of historical experience, forms the basis of this position, despite the reported increase in nonperforming loans. (See "Allowance for Loan Losses" under "Critical Accounting Policies".)

Noninterest Income
                                           March 31, 2007      March 31, 2006       March 31, 2005
---------------------------------------- ------------------- ------------------- ----------------------
Service charges on deposits                    $810                $815                  $675
---------------------------------------- ------------------- ------------------- ----------------------
Other service charges and fees                   83                 109                    87
---------------------------------------- ------------------- ------------------- ----------------------
Credit card fees                                598                 524                   494
---------------------------------------- ------------------- ------------------- ----------------------
Trust fees                                      373                 380                   408
---------------------------------------- ------------------- ------------------- ----------------------
Other income                                    264                 267                   137
---------------------------------------- ------------------- ------------------- ----------------------
Realized securities gains (losses)               51                 (36)                  (33)
---------------------------------------- ------------------- ------------------- ----------------------

        Noninterest income is made up of several categories. Following is a description of each, as well as the factors that influence each.

        Service charges on deposit accounts consist of a variety of charges imposed on demand deposits, interest-bearing deposits and savings deposit accounts. These include, but are not limited to, the following:
        o Demand deposit monthly activity fees '
        o Service charges for checks for which there are non-sufficient funds or overdraft charges
        o ATM transaction fees

        The principal factors affecting current or future levels of income from this category are:
        o Internally generated growth
        o Acquisitions of other banks/branches or de novo branches
        o Adjustments to service charge structures

        Service charges on deposits were $810 at March 31, 2007, a decrease of $5.

        Other service charges and fees consist of several categories. The primary categories are listed below.
        o Fees for the issuance of official checks
        o Safe deposit box rent
        o Income from the sale of customer checks
        o Income from the sale of credit life and accident and health insurance

        Levels of income derived from other service charges and fees vary. Fees for the issuance of official checks and customer check sales tend to grow as the existing franchise grows and as new offices are added. Fee schedules, while subject to change, generally do not by themselves yield a significant increase in income when they change. The most significant growth in safe deposit box rent also comes with an expansion of offices. Safe deposit box fee schedules, which are already at competitive levels, are occasionally adjusted. Income derived from the sale of credit life insurance and accident and health insurance varies with loan volume.
       Other service charges and fees at March 31, 2007 were $83, as compared with $109 for the same period the prior year. As indicated above, this category, because of its nature varies from time to time.

        Credit card fees consist of three types of revenues.
        o Credit card transaction fees
        o Debit card transaction fees
        o Merchant fees

        In all three cases volume is critical to growth in income. For debit and credit cards the number of accounts, whether obtained from internal growth or by acquisition, is the key factor. Merchant fees also depend on the number of merchants in the Company's program, as well as the type of business and the level of transaction discounts associated with them.
       Credit card fees increased by $74 or 14.1% when March 31, 2007 and March 31, 2006 are compared. The increase was attributable to volume.

       Trust income is somewhat dependent upon market conditions and the number of estate accounts being handled at any given point in time. Financial market conditions, which affect the value of trust assets managed, can vary, leading to fluctuations in the related income. Over the past few years and into 2007, the financial markets have experienced a degree of volatility. Income from estates is also unpredictable. Trust income for the first three months of 2007 was $373, a decrease of $7 from the previous year.
        Other income is used for types of income that cannot be classified with other categories of noninterest income. The category includes such things as:
        o Net gains on the sale of fixed assets
        o Rent on foreclosed property
        o Income from cash value life insurance
        o Other infrequent or minor forms of income
        o Revenue from investment and insurance sales

        Given the nature of the items included in this category, trends or patterns are not identifiable. Other income decreased $3 when March 31, 2007 and March 31, 2006 are compared.

        Realized net gains and (losses) on securities include equity adjustments in certain investments in limited liability companies (LLC's) of which the Company is part owner, as well as sales, maturities and calls of securities.
        Realized net gains and (losses) were $51 for the period ended March 31, 2007. The majority of this gain was attributable to equity adjustments in investments in limited liability companies (LLC's).

Noninterest Expense

                                    March 31, 2007             March 31, 2006              March 31, 2005
----------------------------- --------------------------- -------------------------- ---------------------------
Salaries and employee
benefits                                $2,841                      $2,911                    $2,862
----------------------------- --------------------------- -------------------------- ---------------------------
Occupancy and furniture and
fixtures                                   485                         533                       479
----------------------------- --------------------------- -------------------------- ---------------------------
Data processing and ATM                    258                         301                       467
----------------------------- --------------------------- -------------------------- ---------------------------
Credit card processing                     447                         413                       376
----------------------------- --------------------------- -------------------------- ---------------------------
Intangibles and goodwill
amortization                               284                         284                       266
----------------------------- --------------------------- -------------------------- ---------------------------
Net costs of other real
estate owned                                58                          14                       108
----------------------------- --------------------------- -------------------------- ---------------------------
Other operating expenses                   884                       1,043                     1,131
----------------------------- --------------------------- -------------------------- ---------------------------

       Noninterest expense includes several categories. A brief description of the factors that affect each follows.

       In addition to employee salaries, the salaries and benefits expense category includes the costs of employment taxes and employee fringe benefits. Certain of these are:
        o Health insurance
        o Employee life insurance
        o Dental insurance
        o Executive compensation plans (1)
        o Qualified Pension plans (1)
        o Supplemental retirement plan (salary continuation agreements)
        o Employer FICA
        o Unemployment taxes
        (1) See the 2006 Form 10-K and the Proxy Statement for the 2007 Annual Meeting of Stockholders for further information.

        Salaries and employee benefits for the period ending March 31, 2007 were $2,841 a decline of $70 when compared to the same period in 2006. At March 31, 2007 the Company had 250 full time equivalent employees compared to 283 at March 31, 2006. The decline in salary expense came about from a drop in the number of employees which was the result of attrition following the May 2006 merger of the Company's two bank subsidiaries and the subsequent consolidation of several support functions.

        Occupancy expense for the first three months of 2007 was $485, down $48 from the same period in 2006. This category contains several types of expenses including depreciation, maintenance, lease expense and taxes and insurance. The net decrease from 2006 was primarily due to $35 in additional expense for signage in 2006. This additional expense for signs in 2006 was related to the merger of the Company's two banking affiliates.

        Data processing and ATM expense at March 31, 2007 decreased by $43 from the same period in 2006. Declines in data processing supplies, maintenance and communications line expense account for the decrease.

        Because of increases in volume, credit card processing expenses increased by $34, as compared with March 31, 2007.

        Comparing the first three months of 2007 with the same period in 2006, net cost of other real estate owned increased by $44. Losses on the sale of OREO property were $30, and $7 in write-downs was taken on properties in the first quarter of 2007. Other foreclosure expense was $21.

        Other operating expenses include all other types of expense not classified elsewhere in the Company's statement of income.

        Because of management's ongoing cost containment measures, other operating expenses declined by $157 from March 31, 2006 to March 31, 2007.

Balance Sheet


        Year-to-date daily averages for the major balance sheet categories are as follows:

Assets                                   March 31, 2007        December 31, 2006
-------------------------------------  ------------------     ------------------
Interest-bearing deposits                       $ 20,319               $ 13,457
Securities available for sale                    167,419                164,421
Securities held to maturity                      117,370                106,645
Mortgage loans held for sale                         583                    543
Real estate construction loans                    37,090                 29,308
Real estate mortgage loans                       127,787                121,912
Commercial and industrial loans                  213,091                232,758
Loans to individuals                             123,072                110,967
Total Assets                                   $ 867,945              $ 840,080

Liabilities and stockholders equity
Noninterest-bearing demand deposits            $ 102,982               $108,977
Interest-bearing demand deposits                 227,740                221,927
Savings deposits                                  47,554                 51,745
Time deposits                                    384,541                358,422
Other borrowings                                      73                    420
Shareholders' equity                             $97,927                $94,194


Liquidity and Capital Resources

        Net cash provided by operating activities was $3,849 for the period ended March 31, 2007, which compares to $3,611 for the same period the previous year.
        Net cash used in investing activities was $15,021 for the period ended March 31, 2007, and $8,541 used for the period ended March 31, 2006. Net cash provided by financing activities was $9,515 for the period ending March 31, 2007.
        Management is unaware of any commitment that would have a material and adverse effect on liquidity at March 31, 2007.
        Total shareholders' equity grew by $3,068 from December 31, 2006 to March 31, 2007. Earnings and the changes in unrealized gains and losses for securities available for sale accounted for the net increase. During the first three months of 2007, the Company repurchased 4,800 shares of its own stock for approximately $115 at an average price of $24.20 (including broker commission). The Tier I and Tier II risk-based capital ratios at March 31, 2007 were 14.56% and 15.41%, respectively. The Company's leverage capital ratio was 10.21%

Derivatives and Off Balance Sheet Items

        The Company is not a party to derivative financial instruments with off-balance sheet risks, such as futures, forwards, and swaps. The Company has certain written options related to the origination and sale of mortgage loans. The Company is a party to financial instruments with off-balance sheet risks, such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business, to meet the financing needs of its customers. Management does not plan any future involvement in high- risk derivative products.
        The Company's banking affiliate extends lines of credit to its customers in the normal course of business. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.
        Standby letters of credit are also issued to the bank's customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation.
        While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it could draw funds. Sale of the loans would also be an option.
        The Company also sells mortgages on the secondary market for which there are recourse agreements should the borrower default.
        During the first three months of 2007, there have been no significant or unusual changes in this area.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2006 in the Company's Form 10-K.

Item 4.   Controls and Procedures

        Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company's principal executive officer and principal financial officer have concluded that these controls and procedures are effective to give reasonable assurance in alerting them in a timely fashion to material information relating to the Company that is required to be included in the reports the Company files under the Act. There were no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
        Disclosure controls and procedures are the Company's controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to allow timely decisions regarding its required disclosure. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that all control issues have been detected.


                                     Part II
                                Other Information


Item 1. Legal Proceedings

               There were no material legal proceedings for the three months ended March 31, 2007.

Item 1A.        Risk Factors
                No material changes from risk factors as previously disclosed.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
                The following table provides information about our purchases during the first quarter of 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.


-------------------- -------------------- ----------------------- -------------------- -------------------------
Fiscal Period          Total Number of      Average Price Paid      Total Number of     Approximate Number of
                      Shares Purchased         per Share(1)        Shares Purchased     Shares That May Yet Be
                                                                      as Part of         Purchased Under the
                                                                  Publicly Announced     Plans or Programs(2)
                                                                       Plans or
                                                                      Programs(2)
-------------------- -------------------- ----------------------- -------------------- -------------------------
January                              ---                    $---                  ---                    71,350
-------------------- -------------------- ----------------------- -------------------- -------------------------
February                           3,900                   24.21                3,900                    67,450
-------------------- -------------------- ----------------------- -------------------- -------------------------
March                                900                   24.15                  900                    66,550
-------------------- -------------------- ----------------------- -------------------- -------------------------

1)      Average price per share includes commissions.
2) On May 9, 2006 the Board approved the repurchase of up to 100,000 shares of common stock in the period from June 1, 2006 through May 31, 2007.

Item 3.         Defaults upon Senior Securities
                None for the three months ended March 31, 2007.

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

  DATE: May 9, 2007                         NATIONAL BANKSHARES, INC.

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

*10(iii)(A)    Employment Agreement dated January 2002 between      (incorporated herein by
               National Bankshares, Inc. and James G. Rakes         reference to Exhibit 10(iii)
                                                                    (A) of Form 10-Q fo the period
                                                                    ended June 30, 2002)

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




*10(iii)(A)    Change in Control Agreement dated January 8, 2003,   (incorporated herein by
               between National Bankshares, Inc. and F. Brad        reference to Exhibit 10 iii(A)
               Denardo                                              of Form 10-K for th period
                                                                    ended December 31, 2002)

*10(iii)(A)    Salary Continuation Agreement dated February 8,      (incorporated herein by
               2006, between the National Bank of Blacksburg and    reference to Exhibit 10(iii)(A)
               James G. Rakes                                       of Form 8-K filed on February 8,
                                                                    2006)

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

   31(i)       Section 302 Certification of Chief Executive Officer             Page 27

  31(ii)       Section 302 Certification of Chief Financial Officer             Page 28

   32(i)       18 U.S.C. Section 1350 Certification of Chief                    Page 29
               Executive Officer

  32(ii)       18 U.S.C. Section 1350 Certification of Chief                    Page 29
                  Financial Officer

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


Date: May 9, 2007

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

Date: May 9, 2007

                                    /s/ J. ROBERT BUCHANAN
                                    -----------------------------------
                                    J. Robert Buchanan
                                    Treasurer
                                    (Principal Financial Officer)

Exhibit 32 (i)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

        In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2007, I, James G. Rakes, President and Chief Executive Officer of National Bankshares, Inc. (Principal Executive Officer), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended March 31, 2007, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) the information contained in such Form 10-Q for the quarter ended March 31, 2007, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.



/s/ JAMES G. RAKES
------------------
James G. Rakes
Chairman, President and Chief Executive Officer
(Principal Executive Officer)




Exhibit 32 (ii)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

        In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2007, I, J. Robert Buchanan, Treasurer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended March 31, 2007, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) the information contained in such Form 10-Q for the quarter ended March 31, 2007, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.



/s/ J. ROBERT BUCHANAN
----------------------
J. Robert Buchanan
Treasurer
(Principal Financial Officer)