Form 10-Q
period 2007-06-30
NATIONAL BANKSHARES INC
filed 2007-08-09
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d )Of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007.
☐ Transition Report Pursuant To Section 13 OR 15(d )Or The Securities Exchange Act Of 1934

For the transition period from ________ to ________.

Commission file number 0-15204

NATIONAL BANKSHARES, INC.

(Exact name of Registrant as specified in its Charter)

Virginia (State of incorporation)	54-1375874 (I.R.S. Employer Identification No.)

101 Hubbard Street

P.O. Box 90002

Blacksburg, VA 24062-9002

(540) 951-6300

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b – 2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b – 2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at July 31, 2007 6,969,034

(This report contains 31 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Financial Information

Item 1. Financial Statements

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
($ In thousands, except share data)	2007	2006
Assets
Cash and due from banks	$16,937	$15,283
Interest-bearing deposits	20,570	19,617
Securities available for sale, at fair value	161,293	169,735
Securities held to maturity (fair value approximates $119,558 at June 30, 2007 and $115,561 at December 31, 2006)	121,662	115,754
Mortgage loans held for sale	1,064	808
Loans:
Real estate construction loans	42,646	33,840
Real estate mortgage loans	133,797	126,302
Commercial and industrial loans	213,359	215,244
Loans to individuals	119,430	126,316
Total loans	509,232	501,702
Less unearned income and deferred fees	(1,114)	(1,059)
Loans, net of unearned income and deferred fees	508,118	500,643
Less: allowance for loan losses	(5,000)	(5,157)
Loans, net	503,118	495,486
Bank premises and equipment, net	12,340	12,702
Accrued interest receivable	6,005	5,682
Other real estate owned, net	306	390
Intangible assets and goodwill, net	15,407	15,976
Other assets	18,396	16,770
Total assets	$877,098	$868,203

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$115,936	$101,167
Interest-bearing demand deposits	232,039	233,023
Savings deposits	47,956	47,988
Time deposits	375,388	382,514
Total deposits	771,319	764,692
Other borrowed funds	141	73
Accrued interest payable	756	863
Other liabilities	6,208	5,820
Total liabilities	778,424	771,448

		continued

Stockholders' Equity
Preferred stock of no par value.
Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock of $1.25 par value.
Authorized 10,000,000 shares; issued and outstanding 6,975,734 shares in 2007 and 6,980,234 in 2006	8,720	8,725
Retained earnings	94,576	91,123
Accumulated other comprehensive (loss), net	(4,622)	(3,093)
Total stockholders' equity	98,674	96,755
Total liabilities and stockholders' equity	$877,098	$868,203

See accompanying notes to the consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended June 30, 2007 and 2006

(Unaudited)

	June 30,	June 30,
($ In thousands, except share and per share data)	2007	2006
Interest income
Interest and fees on loans	$9,341	$8,637
Interest on interest-bearing deposits	110	102
Interest on securities – taxable	1,910	1,893
Interest on securities – nontaxable	1,334	1,217
Total interest income	12,695	11,849

Interest expense
Interest on time deposits $100,000 or more	1,596	1,103
Interest on other deposits	3,743	3,259
Interest on borrowed funds	31	12
Total interest expense	5,370	4,374
Net interest income	7,325	7,475
Provision for loan losses	13	7
Net interest income after provision for loan losses	7,312	7,468

Noninterest income
Service charges on deposit accounts	843	855
Other service charges and fees	79	104
Credit card fees	720	636
Trust income	360	365
Other income	257	250
Realized securities gains, net	---	2
Total noninterest income	2,259	2,212

Noninterest expense
Salaries and employee benefits	2,778	2,929
Occupancy, furniture and fixtures	412	472
Data processing and ATM	322	327
Credit card processing	579	469
Intangibles amortization	285	285
Net costs of other real estate owned	3	---
Other operating expenses	1,125	919
Total noninterest expense	5,504	5,401
Income before income tax expense	4,067	4,279
Income tax expense	927	1,052
Net income	$3,140	$3,227

		continued

Net income per share - basic	$0.45	$0.46
- diluted	$0.45	$0.46
Weighted average number of common
shares outstanding - basic	6,980,379	7,011,581
- diluted	6,995,903	7,033,626
Dividends declared per share	$0.37	$0.36

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Six Months Ended June 30, 2007 and 2006

(Unaudited)

	June 30,	June 30,
($ In thousands, except share and per share data)	2007	2006
Interest income
Interest and fees on loans	$18,378	$16,998
Interest on interest-bearing deposits	384	260
Interest on securities – taxable	3,806	3,696
Interest on securities – nontaxable	2,657	2,478
Total interest income	25,225	23,432

Interest expense
Interest on time deposits $100,000 or more	3,179	2,191
Interest on other deposits	7,575	6,407
Interest on borrowed funds	32	14
Total interest expense	10,786	8,612
Net interest income	14,439	14,820
Provision for loan losses	10	24
Net interest income after provision for loan losses	14,429	14,796

Noninterest income
Service charges on deposit accounts	1,653	1,670
Other service charges and fees	162	213
Credit card fees	1,318	1,160
Trust income	733	745
Other income	521	517
Realized securities gains (losses), net	51	(34)
Total noninterest income	4,438	4,271

Noninterest expense
Salaries and employee benefits	5,619	5,840
Occupancy, furniture and fixtures	897	1,005
Data processing and ATM	580	628
Credit card processing	1,026	882
Intangibles amortization	569	569
Net costs of other real estate owned	61	14
Other operating expenses	2,009	1,962
Total noninterest expense	10,761	10,900
Income before income tax expense	8,106	8,167
Income tax expense	1,850	1,937
Net income	$6,256	$6,230

		continued

Net income per share - basic	$0.90	$0.89
- diluted	$0.89	$0.89
Weighted average number of common
shares outstanding - basic	6,979,745	7,013,311
- diluted	6,998,302	7,039,303
Dividends declared per share	$0.37	$0.36

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2007 and 2006

(Unaudited)

($ In thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total

Balances at December 31, 2005	$8,775	$84,610	$(1,446)		$91,939
Net income	---	6,230	---	$6,230	6,230
Dividends ($0.36 per share)	---	(2,524)	---	---	(2,524)
Exercise of stock options	13	108	---	---	121
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of income tax $(1,011)	---	---	---	(1,878)	---
Reclass adjustment, net of tax $13	---	---	---	25	---
Other comprehensive loss, net of tax ($998)	---	---	(1,853)	(1,853)	(1,853)
Comprehensive income	---	---	---	$4,377	---
Stock repurchase	(39)	(701)	---		(740)
Balances at June 30, 2006	$8,749	$87,723	$(3,299)		$93,173

Balances at December 31, 2006	$8,725	$91,123	$(3,093)		$96,755
Net income	---	6,256	---	$6,256	6,256
Dividends ($0.37 per share)	---	(2,584)	---	---	(2,584)
Exercise of stock options	13	93	---	---	106
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of income tax $(805)	---	---	---	(1,496)	---
Reclass adjustment, net of income tax $(18)	---	---	---	(33)	---
Other comprehensive loss, net of tax ($823)	---	---	(1,529)	(1,529)	(1,529)
Comprehensive income	---	---	---	$4,727	---
Stock repurchase	(18)	(312)	---		(330)
Balances at June 30, 2007	$8,720	$94,576	$(4,622)		$98,674

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006

(Unaudited)

	June 30,	June 30,
($In thousands)	2007	2006
Cash flows from operating activities
Net income	$6,256	$6,230
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10	24
Depreciation of bank premises and equipment	502	506
Amortization of intangibles	569	569
Amortization of premiums and accretion of discount, net	118	124
Gains on disposal of fixed assets	---	(2)
(Gains) losses on sales and calls of securities available for sale, net	(51)	40
Gains on call of securities held to maturity	---	(3)
(Gains) losses and writedowns on other real estate owned	(81)	10
Net change in:
Mortgage loans held for sale	(256)	(222)
Accrued interest receivable	(323)	(156)
Other assets	(803)	(376)
Accrued interest payable	(107)	(37)
Other liabilities	388	59
Net cash provided by operating activities	$6,222	$6,766

Cash flows from investing activities
Net change interest-bearing deposits	$(953)	$(3,687)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	12,532	7,847
Proceeds from calls, principal payments and maturities of securities held to maturity	2,283	6,261
Purchases of securities available for sale	(6,461)	(10,798)
Purchases of securities held to maturity	(8,239)	(1,458)
Purchases of loan participations	(1,928)	(2,232)
Collections of loan participations	2,048	4,084
Loan originations and principal collections, net	(8,045)	(4,974)
Proceeds from disposal of other real estate owned	390	---
Recoveries on loans charged off	58	76
Purchase of bank premises and equipment	(140)	(475)
Proceeds from disposal of bank premises and equipment	---	2
Net cash used in investing activities	$(8,455)	$(5,354)

Cash flows from financing activities
Net change in other deposits	$13,753	$10,873
Net change in time deposits	(7,126)	(9,941)
Net change in other borrowed funds	68	(279)
Stock options exercised	106	121

		continued

Common stock repurchased	(330)	(740)
Cash dividends paid	(2,584)	(2,524)
Net cash provided (used) by financing activities	$3,887	$(2,490)
Net change in cash and due from banks	1,654	(1,078)
Cash and due from banks at beginning of period	15,283	20,115
Cash and due from banks at end of period	$16,937	$19,037

Supplemental disclosure of cash flow information
Cash paid for interest	$10,893	$8,649
Cash paid for income taxes	$1,782	$1,741
Loans charged to the allowance for loan losses	$225	$209
Loans transferred to other real estate owned	$225	$24
Unrealized (losses) on securities available for sale	$(2,352)	$(2,851)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2007

(Unaudited)

($ In thousands, except share and per share data)

Note (1)

The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and National Bankshares Financial Services, Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company's 2006 Form 10-K. The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note (2) Stock-Based Compensation

The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of Bankshares and its subsidiaries an opportunity to acquire shares of National Bankshares, Inc. common stock. The purpose of the 1999 Stock Option Plan is to promote the success of Bankshares and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 500,000 shares of Bankshares common stock may be granted. The 1999 Stock Option Plan is administered by the Stock Option Committee, which is the NBI Board of Directors’ Compensation Committee, made up entirely of independent directors of National Bankshares, Inc. The Stock Option Committee may determine whether options are incentive stock options or nonqualified stock options and may determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limits the maximum term of any option granted to ten years, states that options may be granted at not less than fair market value on the date of the grant and contains certain other limitations on the exercisability of incentive stock options. The options generally vest 25% after one year, 50% after two years, 75% after three years and 100% after four years. At the discretion of the Stock Option Committee options may be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of National Bankshares, Inc. At June 30, 2007, there were 286,000 additional shares available for grant under the plan.

Compensation expense is calculated using the Black-Scholes model and is amortized over the requisite service period using the straight-line method. Please refer to the Company’s Form 10-K dated December 31, 2006 for assumptions used. There have been no grants of stock options in 2007.

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	161,790	$20.46
Granted	---
Exercised	(10,000)	$10.55
Forfeited or expired	---
Outstanding at June 30, 2007	151,790	$21.12	6.6	$	---
Exercisable at June 30, 2007	151,790	$21.12	6.6	$	---

Because no options were granted in 2007 and all options were fully vested at December 31, 2006, there is no expense included in net income.

During the six months ended June 30, 2007, there were no stock options granted and 10,000 stock options were exercised with an intrinsic value of $98,900. For the six months ended June 30, 2006 there were no stock options granted and 10,710 options were exercised with an intrinsic value of $128,000.

Note (3)            Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

	For the periods ended
	June 30,		December 31,
($ In thousands, except % data)	2007	2006	2006
Balance at beginning of period	$5,157	$5,449	$5,449
Provision for loan losses	10	24	49
Loans charged off	(225)	(209)	(459)
Recoveries	58	76	118
Balance at the end of period	$5,000	$5,340	$5,157
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	0.98%	1.08%	1.03%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees1.	0.07%	0.05%	0.07%
Ratio of allowance for loan losses to nonperforming loans2.	440.14%	---%	---%

1.	Net charge-offs are on an annualized basis.
2.	The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

	June 30,			December 31,
($ In thousands, except % data)	2007	2006		2006
Nonperforming Assets:
Nonaccrual loans	$1,136	$	---	$	---
Restructured loans	---		---		---
Total nonperforming loans	1,136		---		---
Foreclosed property	306		390		390
Total nonperforming assets	$1,442		$390		$390
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	0.28%		0.08%		0.08%

	June 30,			December 31,
($ In thousands, except % data)	2007		2006		2006
Loans past due 90 days or more and still accruing		$583		$362		$681
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.11%		0.07%		0.14%
Impaired loans
Total impaired loans		$1,132	$	---	$	---
Impaired loans with a valuation allowance		---		---		---
Valuation allowance		---		---		---
Impaired loans, net of allowance		---		---		---
Impaired loans with no valuation allowance		$1,132	$	---		---
Average recorded investment in impaired loans		$1,134		$232		$140
Income recognized on impaired loans	$	---	$	---	$	---
Amount of income recognized on a cash basis	$	---	$	---	$	---

Nonaccrual loans exluded from impaired disclosure under SFAS114 at June 30, 2007 were $4. No income was recognized on these loans at June 30, 2007.

Note (4) Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of June 30, 2007 are as follows:

	June 30, 2007
($ In thousands)	Amortized Costs	Gross Unrealized Gains		Gross Unrealized Losses	Fair Values
Available for sale:
U.S. Treasury	$3,031	$	---	$158	$2,873
U.S. Government Agencies and Corporations	21,818		---	376	21,442
State and political subdivisions	76,114		398	1,328	75,184
Mortgage-backed securities	28,855		3	765	28,093
Corporate debt securities	31,490		30	1,317	30,203
Federal Reserve Bank stock-restricted	92		---	---	92
Federal Home Loan Bank stock-restricted	1,659		---	---	1,659
Other securities	1,614		133	---	1,747
Total securities available for sale	$164,673		$564	$3,944	$161,293

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of June 30, 2007 are as follows:

	June 30, 2007
($ In thousands)	Amortized Costs	Gross Unrealized Gains		Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government Agencies and Corporations	$42,460	$	---	$1,061	$41,399
State and political subdivisions	61,570		312	823	61,059
Mortgage-backed securities	2,219		1	59	2,161
Corporate securities	15,413		101	575	14,939
Total securities held to maturity	$121,662		$414	$2,518	$119,558

Information pertaining to securities with gross unrealized losses at June 30, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2007
	Less Than 12 Months		12 Months or More
($ In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and corporations	$21,501	$(333)	$44,211	$(1,261)
State and political subdivisions	37,493	(1,005)	32,972	(1,146)
Mortgage-backed securities	10,808	(279)	18,945	(547)
Corporate debt securities	994	(11)	35,022	(1,880)
Total temporarily impaired securities	$70,796	$(1,628)	$131,150	$(4,834)

	December 31, 2006
	Less Than 12 Months		12 Months or More
($ In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and corporations	$22,734	$83	$38,234	831
State and political subdivisions	14,449	91	30,503	587
Mortgage-backed securities	13,533	46	16,268	296
Corporate debt securities	---	---	35,462	1,495
Total temporarily impaired securities	$50,716	$220	$120,467	$3,209

The Company had 314 securities with a fair value of $201,946 which were temporarily impaired at June 30, 2007. The total unrealized loss on these securities was $6,462. Losses are attributed to interest rate movements. Credit quality of the securities portfolio is continuously monitored by management. The Company has the ability and intent to hold these securities until maturity. Therefore, the losses associated with these securities are considered temporary at June 30, 2007. All securities shown are above investment grade.

Note (5) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Six Months Ended June 30,
($ in Thousands)	2007	2006
Service cost	$304	$286
Interest cost	350	322
Expected return on plan assets	(318)	(286)
Amortization of prior service cost	4	(6)
Amortization of net obligation at transition	(6)	4
Recognized net actuarial loss	90	106
Net periodic benefit cost	$424	$426

Employer Contributions

Bankshares’ pension plan contribution for 2007 is $594. The contribution will be paid in quarterly installments.

National Bankshares, Inc. and Subsidiaries

(In thousands, except per share data)

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations for the Six Months Ended June 30, 2007

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

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one element in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used. The Company has determined that the acquisitions that generated the intangible assets on the consolidated balance sheets in the amount of $9,958 and $10,912 at December 31, 2003 and 2002, respectively, did not constitute the acquisition of a business, and therefore will continue to be amortized.

Overview

National Bankshares, Inc. (NBI) is a financial holding company located in Southwest Virginia. It conducts operations primarily through its full-service banking affiliate, the National Bank of Blacksburg, which does business as National Bank. National Bank has 26 locations in the region. It also has a nonbanking affiliate, National Bankshares Financial Services, Inc., which offers investment and insurance products. Net income derived from the nonbanking affiliate is not significant at this time or in the foreseeable future. NBI is a community bank operation.

Performance Summary

The following table shows NBI’s key performance ratios for the period ended June 30, 2007 and December 31, 2006. Per share data has been adjusted to reflect the effects of a March 31, 2006 2-for-1 stock split.

	June 30, 2007	December 31, 2006
Return on average assets	1.46%	1.50%
Return on average equity	12.73%	13.41%
Net interest margin (1)	4.00%	4.13%
Noninterest margin (2)	1.48%	1.54%
Basic net earnings per share	$0.90	$1.80
Fully diluted net earnings per share	$0.89	$1.80

(1)	Net Interest Margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets using a tax rate of 35%.
(2)

Noninterest Margin: Noninterest income (including securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets. This is a non-GAAP financial measure of the level of noninterest income and expense.

The return on average assets for the first half of 2007 was 1.46%, down slightly from the 1.50% for the period ended December 31, 2006. The return on average equity also experienced a decline.

The net interest margin declined by 13 basis points. This decrease was due to rising interest rates. Interest expense has continued to grow at a faster pace than interest income.

Growth

The following table shows NBI’s key growth indicators:

	June 30, 2007	December 31, 2006	Percent Change
Securities	$282,955	$285,489	(0.89%)
Loans, net	503,118	495,486	1.54%
Deposits	771,319	764,692	0.87%
Total assets	877,098	868,203	1.02%

Asset Quality

Key asset quality indicators are shown below:

	June 30, 2007	December 31,2006
Nonperforming loans	$1,136	$	---
Loans past due over 90 days	583		681
Other real estate owned	306		390
Allowance for loan losses to loans	0.98%		1.03%
Net charge-off ratio	0.07%		0.07%

This data indicates that the level of nonperforming loans has increased, while the level of loans past due 90 days or more has declined. The increase in nonperforming loans is concentrated in one credit. There has been no specific allocation to the allowance for loan losses for the single additional nonperforming loan, as management believes that this credit is well collateralized. Measures of asset quality remain good when viewed from a historical perspective and when compared with peers. Other real estate owned continues to decline as properties foreclosed upon are sold.

Net Interest Income

Net interest income for the first six months of 2007 was $14,439, a decrease of $381 or 2.57% over the same period in 2006.

There were regular and steady increases in interest rate levels until the third quarter of 2006. Due to the liability-sensitive nature of the Company’s balance sheet, funding costs rose at a faster rate than asset yields. This caused the interest rate spread and the related net interest spread to decrease.

Data in the table below, however, suggests that the net interest spread may have stabilized in the first half of 2007. If interest rates remain at current levels, it is expected that a gradual improvement in the net interest spread will occur. However, should the Federal Reserve raise rates, further deterioration in the interest rate spread would be likely.

	For the period ended
	June 30, 2007	March 31, 2007	December 31, 2006
Loans	7.37%	7.35%	7.11%
Taxable securities	4.92%	4.95%	4.89%
Non-taxable securities	6.32%	6.36%	6.25%
Interest-bearing deposits	5.36%	5.47%	5.08%
Total interest-bearing assets	6.69%	6.68%	6.51%

Interest-bearing liabilities	1.98%	2.00%	1.87%
Saving deposits	0.50%	0.50%	0.50%
Time deposits	4.48%	4.47%	3.94%
Other borrowings	5.56%	5.56%	6.19%
Total interest-bearing liabilities	3.32%	3.33%	2.94%

Interest rate spread	3.37%	3.35%	3.57%

From December 31, 2006 to June 30, 2007, the yield on loans has increased by 26 basis points. During the same period, the yield on taxable securities has gone up by 3 basis points, with nontaxable securities increasing 7 basis points. Among the asset categories interest-bearing deposits, which reprice daily, experienced the highest level of increase.

Among the categories of liabilities, interest-bearing demand deposit rates increased by 11 basis points from December 31, 2006 to June 30, 2007. Time deposit rates increased by 54 basis points. Saving deposit rates have been essentially flat throughout the period. Rate increases have occurred in the other borrowings category. However because the dollar volume is not substantial, there is little impact on the net interest spread. There is one additional factor which should be considered. During 2006, two time deposit promotions with special higher interest rates were offered. Higher-rate deposits from the first promotion began to mature in the first quarter of 2007. Deposits obtained in the second promotion will begin to mature in September of 2007. This should have the effect of decreasing the cost of time deposit costs, assuming that overall interest rates remain stable and competitive factors allow these deposits to reprice downward.

Provision and Allowance for Loan Losses

The provision for loan losses for the six-month period ended June 30, 2007 was $10. The ratio of the allowance for loan losses to total loans at the end of the first six months of 2007 was 0.98%, which compares to 1.03% at December 31, 2006. The net charge-off ratio was 0.07% at June 30, 2007 and at December 31, 2006.

The Company regularly reviews asset quality and re-evaluates the allowance for loan losses. Reviews are conducted and an appropriate provision and allowance for loan losses is established depending upon factors that are unique to the subsidiary bank and the quality of its loan portfolio.

At present, management does not anticipate any significant additions to the provision for loan losses. Management’s opinion of current asset quality, evaluated in the context of historical experience, forms the basis of this position. Although there is an increase in nonperforming loans totals, management believes the single loan in this category is well collateralized. (See “Allowance for Loan Losses” under “Critical Accounting Policies”.)

Noninterest Income

	June 30, 2007	June 30, 2006	Percent Change
Service charges on deposits	$1,653	$1,670	(1.02%)
Other service charges and fees	162	213	(23.94%)
Credit card fees	1,318	1,160	13.62%
Trust fees	733	745	(1.61%)
Other income	521	517	0.77%
Realized securities gains (losses)	51	(34)	---%

Noninterest income is made up of several categories. Following is a description of the catergories, as well as the factors that influence each.

Service charges on deposit accounts consist of a variety of charges imposed on demand deposits, interest-bearing deposits and savings deposit accounts. These include, but are not limited to, the following:

•	Demand deposit monthly activity fees
•	Service charges for checks for which there are non-sufficient funds or overdraft charges
•	ATM transaction fees
The principal factors affecting current or future levels of income from this category are:
•	Internally generated growth
•	Acquisitions of other banks/branches or de novo branches
•	Adjustments to service charge structures

Service charges on deposits were $1,653 at June 30, 2007, a decrease of $17.

Other service charges and fees consist of several categories. The primary categories are listed below.
•	Fees for the issuance of official checks
•	Safe deposit box rent
•	Income from the sale of customer checks
•	Income from the sale of credit life and accident and health insurance

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

Other service charges and fees at June 30, 2007 were $162, as compared with $213 for the same period the prior year. As indicated above, this category, because of its nature, varies from period to period. The total reported is a combination of declines in several areas, including small declines in income from the sale of checks and letter of credit fees. There was also a decline in check cashing fees, which were uncharacteristically high in the same period last year.

Credit card fees consist of three types of revenues.
•	Credit card transaction fees

•	Debit card transaction fees
•	Merchant fees

In all three areas growth is a critical factor for the level of income. For debit and credit cards, the number of accounts, whether obtained from internal growth or by acquisition, is the key factor. Merchant fees also depend on the number of merchants in the Company’s program, as well as the type of business and the level of transaction discounts associated with them.

Credit card fees increased by $158 or 13.62% when June 30, 2007 and June 30, 2006 are compared. The increase was attributable to organic growth, resulting in increased volume.

Trust income is somewhat dependent upon market conditions and the number of estate accounts being handled at any given time. Financial market conditions, which affect the value of trust assets managed, can vary, leading to fluctuations in the related income. Over the past few years and into 2007, the financial markets have experienced a degree of volatility. Income from estates is also unpredictable. Trust income for the first six months of 2007 was $733, a decrease of $12 from the previous year.

Other income is used for types of income that cannot be classified with other categories of noninterest income. The category includes such things as:

•	Net gains on the sale of fixed assets
•	Rent on foreclosed property
•	Income from cash value life insurance
•	Other infrequent or minor forms of income
•	Revenue from investment and insurance sales

Given the nature of the items included in this category, trends or patterns are not identifiable. Other income increased by $4 when June 30, 2007 and June 30, 2006 are compared.

Realized net gains and (losses) on securities include equity adjustments in certain investments in limited liability companies of which the Company is part owner, as well as sales, maturities and calls of securities. Realized net gains and (losses) were $51 for the period ended June 30, 2007. The majority of this gain was attributable to equity adjustments in investments in the following limited liability companies, Bankers Insurance LLC, Bankers Investments Group LLC and Virginia Title Center LLC.

Noninterest Expense

	June 30, 2007	June 30, 2006	Percent Change
Salaries and employee benefits	$5,619	$5,840	(3.78%)
Occupancy and furniture and fixtures	897	1,005	(10.75%)
Data processing and ATM	580	628	(7.64%)
Credit card processing	1,026	882	16.33%
Intangibles and goodwill amortization	569	569	---
Net costs of other real estate owned	61	14	335.71%
Other operating expenses	2,009	1,962	2.40%

Noninterest expense includes several categories. A brief description of the factors that affect each follows.

In addition to employee salaries, the salaries and benefits expense category includes the costs of employment taxes and employee fringe benefits. Certain of these are:

•	Health insurance
•	Employee life insurance
•	Dental insurance
•	Executive compensation plans (1)
•	Qualified Pension plans (1)
•	Supplemental retirement plan (salary continuation agreements)
•	Employer FICA
•	Unemployment taxes
(1)	See the 2006 Form 10-K and the Proxy Statement for the 2007 Annual Meeting of Stockholders for further information.

Salaries and employee benefits expense for the period ending June 30, 2007 was $5,619, a decline of $221 when compared to the same period in 2006. The primary cause of this decrease was a decline in health insurance costs of approximately $244. In addition, because of the May 2006 merger of the Company’s bank subsidiaries the number of full-time equivalent employees has declined through attrition. The decrease in health insurance and salary expense was offset by increases in other areas, producing a net decline of $221.

Occupancy expense for the first six months of 2007 was $897, down $108 from the same period in 2006. This category contains several types of expenses, including depreciation, maintenance, lease expense and taxes and insurance. The net decrease from 2006 was due in part to $35 in additional expense for signage in 2006. This additional expense for signs in 2006 was related to the merger of the Company’s two banking affiliates. Depreciation expense also declined by approximately $30.

Data processing and ATM expense at June 30, 2007 decreased by $48 from the same period in 2006. Declines in data processing supplies, maintenance and communications line expense account for the decrease.

Because of increases in volume, credit card processing expenses grew by $144, as compared with June 30, 2007. The increase in credit card expenses was more than offset by the increase in credit card income. (See “Noninterest Income.”)

Comparing the first six months of 2007 with the same period in 2006, net cost of other real estate owned increased by $47. Losses on the sale of OREO property were $30, and $7 in write-downs was taken on properties in the first half of 2007. Other foreclosure expense was $24.

Other operating expenses include all other types of expense not classified elsewhere in the Company’s statement of income. Other operating expenses grew by a nominal $47, or 2.40%, when compared with the same period last year.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	June 30, 2007	December 31, 2006	Percent Change
Interest-bearing deposits	$14,460	$13,457	7.45%
Securities available for sale	166,220	164,421	1.09%
Securities held to maturity	119,853	106,645	12.39%
Mortgage loans held for sale	904	543	66.48%
Real estate construction loans	39,950	29,308	36.31%
Real estate mortgage loans	129,700	121,912	6.39%
Commercial and industrial loans	214,212	232,758	(7.97%)
Loans to individuals	122,590	110,967	10.47%
Total Assets	867,003	840,080	3.20%

Liabilities and stockholders equity
Noninterest-bearing demand deposits	$106,689	$108,977	(2.10%)
Interest-bearing demand deposits	226,670	221,927	2.14%
Savings deposits	48,135	51,745	(6.98%)
Time deposits	378,380	358,422	5.57%
Other borrowings	1,160	420	176.19%
Shareholders’ equity	99,086	94,194	5.19%

Securities

Securities available for sale at June 30, 2007 were $161,293, a decline of $8,442 from December 31, 2006. During the same period, securities held to maturity increased by $5,908. The Company’s intent is to hold the securities to maturity. The shift to the held to maturity portfolio is designed to mitigate the price volatility that has affected the capital account. Fluctuations in the level of unrealized gains and losses in the securities available for sale portfolio have been significant.

	At period ended	At period ended
Loans	June 30, 2007	December 31, 2006	Percent Change
Real estate construction	$42,646	$33,840	26.02%
Real estate mortgage	133,797	126,302	5.93%
Commercial and industrial	213,359	215,244	(0.88%)
Loans to individuals	119,430	126,316	(5.45%)
Total loans	$509,232	$501,702	1.50%

The above table indicates that the highest level of growth has been in the category of real estate construction loans. At June 30, 2007, the category was comprised of approximately $10,964 in residential construction loans and approximately $31,682 in commercial real estate loans.

Nearly all residential construction loans are sold on the secondary market once construction is complete and the loans are converted to permanent mortgages. Most commercial real estate construction loans are converted to permanent financing and held by the Company. Because this category of loans tends to be seasonal, volumes in the second and third quarter are usually higher than in the first and last quarter of the year.

Loan to individuals have declined by 5.45%. Competitive factors, such as the availability of low cost dealer auto loans and other products, such as home equity lines of credit, have made the traditional installment loan less attractive to bank customers.

	At period ended	At period ended
Deposits	June 30, 2007	December 31, 2006	Percent Change
Noninterest-bearing deposits	$115,936	$101,167	14.60%
Interest-bearing demand deposits	232,039	233,023	(0.42%)
Saving deposits	47,956	47,988	(0.07%)
Time deposits	375,388	382,514	(1.86%)
Total deposits	$771,319	$764,692	0.87%

As seen above, total deposits have grown 0.87% from December 31, 2006 to June 30, 2007. Demand deposits increased by 14.60%. Approximately $10 million of this increase is temporary in nature and is due to normal variations in deposit totals.

The remaining categories experienced little change.

Liquidity and Capital Resources

Net cash provided by operating activities was $6,222 for the period ended June 30, 2007, which compares to $6,766 for the same period the previous year.

Net cash used in investing activities was $8,455 for the period ended June 30, 2007, and $5,354 used for the period ended June 30, 2006. Net cash provided by financing activities was $3,887 for the period ending June 30, 2007.

Management is unaware of any commitment that would have a material and adverse effect on liquidity at June 30, 2007.

Total shareholders’ equity grew by $1,919 from December 31, 2006 to June 30, 2007. Earnings and the changes in unrealized gains and losses for securities available for sale accounted for the net increase. During the first six months of 2007, the Company repurchased 15,000 shares of its own stock for approximately $330 at an average price of $22.60 per share (including broker commission). The Tier I and Tier II risk-based capital ratios at June 30, 2007 were 14.43% and 15.26%, respectively. The Company’s leverage capital ratio was 10.32%

Derivatives and Off Balance Sheet Items

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

The Company’s banking affiliate extends lines of credit to its customers in the normal course of business. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.

Standby letters of credit are also issued to the bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation.

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
During the first six months of 2007, there have been no significant or unusual changes in this area.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations for the Three Months Ended June 30, 2007

Net Interest Income

Net interest income for the three months ended June 30, 2007 was $7,325, a decrease of $150 from the corresponding period in 2006.

Overall the Company is experiencing a compression of the net interest margin. The net interest margin appears, however, to have stabilized. The net interest margin for the first three months of 2007 was 3.96%. For the second three months of 2007 it was 4.03%. While future improvements are anticipated, any improvement will be contingent upon interest rate levels remaining stable.

Noninterest Income

Noninterest income for the second quarter of 2007 was up 2.12% when compared to the second quarter of 2006. Growth in credit card fees, resulting from higher volume, accounted for this increase.

Noninterest Expense

Salaries and employee benefits were down $151 when the three months ended June 30, 2007 and June 30, 2006 are compared. The previously mentioned decline in health insurance costs accounted for the decrease.

The increase in credit card expense was volume driven.

The $206 increase in other expenses includes a $67 increase in stationery and supplies, a $24 increase in audits and examinations and a $22 increase in charitable donations expense. The remainder of the increase was a combination of net change occurring in various other accounts.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2006 in the Company’s Form 10-K.

Item 4.	Controls and Procedures

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective to give reasonable assurance in alerting them in a timely fashion to material information relating to the Company that is required to be included in the reports the Company files under the Act. There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are the Company’s controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to allow timely decisions regarding its required disclosure. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that all control issues have been detected.

Part II

Other Information

Item 1.	Legal Proceedings

There were no material legal proceedings for the six months ended June 30, 2007.

Item 1A.	Risk Factors

No material changes from risk factors as previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the second quarter of 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)(3)
April	2,800	23.04	2,800	63,750
May	2,400	22.03	2,400	61,350
June	5,000	21.10	5,000	95,000

1.	Average price per share includes commissions.
2.	On May 10, 2006 the Board approved the repurchase of up to 100,000 shares of common stock in the period from June 1, 2006 through May 31, 2007.
3.	On May 9, 2007 the Board approved the repurchase of up to 100,000 shares of common stock in the period from June 1, 2007 through May 31, 2008.

Item 3.	Defaults upon Senior Securities

None for the six months ended June 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

Three Class 2 Directors of the Company were elected for a term of three years each by a vote of the security holders.

(a)	This matter was submitted to a vote at the Company’s Annual Meeting of Stockholders held on April 10, 2007.

(b)	The name of each director elected at the meeting follows:

Jack W. Bowling

Jack M. Lewis

James G. Rakes

The name of each director whose term of office continued after the meeting is listed:

Lawrence J. Ball

Jack H. Harry

Mary G. Miller

William A. Peery

Glenn P. Reynolds

James M. Shuler

(c)	The number of votes cast for or against each nominee is provided below. There were no abstentions and no broker non-votes.

Election of Directors

Director	Votes For	Votes Against
Jack W. Bowling	5,666,758	54,132
Jack M. Lewis	5,679,082	41,808
James G. Rakes	5,674,808	46,082

Item 5.	Other Information

None

Item 6.	Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 8, 2007	NATIONAL BANKSHARES, INC.

/s/ JAMES G. RAKES
James G. Rakes Chief Executive Officer

/s/ J. ROBERT BUCHANAN
J. Robert Buchanan Chief Financial Officer

(1) Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Articles of Incorporation, as amended, of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
3(i)	Articles of Amendment to Articles of Incorporation of National Bankshares, Inc., dated April 8, 2003.	(incorporated herein by reference to exhibit 3(i) of the Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of Form 8-K filed on March 16, 2006)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock.	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
4(i)	Article Four of the Articles of Incorporation of National Bankshares, Inc. included in Exhibit No. 3(a)	(incorporated herein by reference to Exhibit 4(b) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
10(ii)(B)	Computer software license agreement dated June 18, 1990, by and between Information Technology, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for fiscal year ended December 31, 1992)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Employment Agreement dated January 2002 between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of Form 10-Q for the period ended June 30, 2002)
*10(iii)(A)	Employment Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10(iii)(A)of form 10-Q for the period ended September 30, 2002)
*10(iii)(A)	Change in Control Agreement dated January 5, 2003, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10 iii (A) of Form 10-K for the period ended December 31, 2002)
*10(iii)(A)	Change in Control Agreement dated January 8, 2003, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10 iii (A) of Form 10-K for the period ended December 31, 2002)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between the National Bank of Blacksburg and James G. Rakes.	(incorporated herein by reference to Exhibit 10(iii)(A) of Form 8-K filed on February 8, 2006)

Exhibit No.	Description	Page No. in Sequential System
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between the National Bank of Blacksburg and F. Brad Denardo.	(incorporated herein by reference to Exhibit 10(iii)(A) of Form 8-K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between Bank of Tazewell County and J. Robert Buchanan.	(incorporated herein by reference to Exhibit 10(iii)(A) of Form 8-K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between Bank of Tazewell County and Marilyn B. Buhyoff.	(incorporated herein by reference to Exhibit 10(iii)(A) of Form 8-K filed on February 8, 2006)
31(i)	Section 302 Certification of Chief Executive Officer	Page 29
31(ii)	Section 302 Certification of Chief Financial Officer	Page 30
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 31
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 31

*	Indicates a management contract or compensatory plan required to be filed herein.

Exhibit No. 31(i)

CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

I, James G. Rakes, Chairman, President and Chief Executive Officer of National Bankshares, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Bankshares, Inc.;

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

4.      The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15 (e) and 15d – 15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) for the registrant and have:

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

(c)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

(d)          Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.      The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)          All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 8, 2007

/s/ JAMES G. RAKES
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

4.      The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15 (e) and 15d – 15 (e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) for the registrant and have:

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

(c)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

(d)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.      The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 8, 2007

/s/ J. ROBERT BUCHANAN
J. Robert Buchanan Treasurer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended June 30, 2007, I, James G. Rakes, President and Chief Executive Officer of National Bankshares, Inc. (Principal Executive Officer), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)      such Form 10-Q for the quarter ended June 30, 2007, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended June 30, 2007, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes Chairman President and Chief Executive Officer (Principal Executive Officer)

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended June 30, 2007, I, J. Robert Buchanan, Treasurer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)      such Form 10-Q for the quarter ended June 30, 2007, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended June 30, 2007, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ J. ROBERT BUCHANAN
J. Robert Buchanan Treasurer (Principal Financial Officer)