Form 10-Q
period 2007-09-30
NATIONAL BANKSHARES INC
filed 2007-11-09
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d )Of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007.
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b – 2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at October 31, 2007 6,962,174

(This report contains 30 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Financial Information

Item 1. Financial Statements

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
($ In thousands, except share data)	2007	2006
Assets
Cash and due from banks	$12,058	$15,283
Interest-bearing deposits	6,418	19,617
Securities available for sale, at fair value	160,355	169,735
Securities held to maturity (fair value approximates $119,894 at September 30, 2007 and $115,561 at December 31, 2006)	120,419	115,754
Mortgage loans held for sale	378	808
Loans:
Real estate construction loans	42,826	33,840
Real estate mortgage loans	142,618	126,302
Commercial and industrial loans	214,056	215,244
Loans to individuals	115,850	126,316
Total loans	515,350	501,702
Less unearned income and deferred fees	(1,104)	(1,059)
Loans, net of unearned income and deferred fees	514,246	500,643
Less: allowance for loan losses	(5,043)	(5,157)
Loans, net	509,203	495,486
Bank premises and equipment, net	12,206	12,702
Accrued interest receivable	6,125	5,682
Other real estate owned, net	192	390
Intangible assets and goodwill, net	15,123	15,976
Other assets	17,438	16,770
Total assets	$859,915	$868,203

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$111,464	$101,167
Interest-bearing demand deposits	211,276	233,023
Savings deposits	45,690	47,988
Time deposits	381,561	382,514
Total deposits	749,991	764,692
Other borrowed funds	66	73
Accrued interest payable	807	863
Other liabilities	6,282	5,820
Total liabilities	757,146	771,448

		continued

Stockholders' Equity
Preferred stock of no par value.
Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock of $1.25 par value.
Authorized 10,000,000 shares; issued and outstanding 6,957,884 shares in 2007 and 6,980,234 in 2006	8,697	8,725
Retained earnings	97,440	91,123
Accumulated other comprehensive (loss), net	(3,368)	(3,093)
Total stockholders' equity	102,769	96,755
Total liabilities and stockholders' equity	$859,915	$868,203

See accompanying notes to the consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended September 30, 2007 and 2006

(Unaudited)

	September 30,	September 30,
($ In thousands, except share and per share data)	2007	2006
Interest income
Interest and fees on loans	$9,367	$8,863
Interest on interest-bearing deposits	124	110
Interest on securities – taxable	1,882	1,878
Interest on securities – nontaxable	1,320	1,191
Total interest income	12,693	12,042

Interest expense
Interest on time deposits $100,000 or more	1,665	1,258
Interest on other deposits	3,775	3,425
Interest on borrowed funds	2	8
Total interest expense	5,442	4,691
Net interest income	7,251	7,351
Provision for loan losses	119	16
Net interest income after provision for loan losses	7,132	7,335

Noninterest income
Service charges on deposit accounts	814	862
Other service charges and fees	85	79
Credit card fees	710	617
Trust income	286	314
Other income	230	313
Realized securities gains, net	---	47
Total noninterest income	2,125	2,232

Noninterest expense
Salaries and employee benefits	2,621	2,866
Occupancy, furniture and fixtures	419	474
Data processing and ATM	278	294
Credit card processing	559	479
Intangibles amortization	284	284
Net costs of other real estate owned	10	2
Other operating expenses	929	997
Total noninterest expense	5,100	5,396
Income before income tax expense	4,157	4,171
Income tax expense	961	970
Net income	$3,196	$3,201

		continued

Net income per share - basic		$0.46		$0.46
- diluted		$0.46		$0.46
Weighted average number of common
shares outstanding - basic		6,966,685		6,993,891
- diluted		6,978,676		7,014,961
Dividends declared per share	$	---	$	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	September 30,	September 30,
($ In thousands, except share and per share data)	2007	2006
Interest income
Interest and fees on loans	$27,745	$25,861
Interest on interest-bearing deposits	508	370
Interest on securities – taxable	5,688	5,574
Interest on securities – nontaxable	3,977	3,669
Total interest income	37,918	35,474

Interest expense
Interest on time deposits $100,000 or more	4,844	3,449
Interest on other deposits	11,350	9,832
Interest on borrowed funds	34	22
Total interest expense	16,228	13,303
Net interest income	21,690	22,171
Provision for loan losses	129	40
Net interest income after provision for loan losses	21,561	22,131

Noninterest income
Service charges on deposit accounts	2,467	2,532
Other service charges and fees	247	292
Credit card fees	2,028	1,777
Trust income	1,019	1,059
Other income	751	830
Realized securities gains, net	51	13
Total noninterest income	6,563	6,503

Noninterest expense
Salaries and employee benefits	8,240	8,706
Occupancy, furniture and fixtures	1,316	1,479
Data processing and ATM	858	922
Credit card processing	1,585	1,361
Intangibles amortization	853	853
Net costs of other real estate owned	71	16
Other operating expenses	2,938	2,959
Total noninterest expense	15,861	16,296
Income before income tax expense	12,263	12,338
Income tax expense	2,811	2,907
Net income	$9,452	$9,431

		continued

Net income per share - basic	$1.36	$1.35
- diluted	$1.35	$1.34
Weighted average number of common
shares outstanding - basic	6,975,344	7,006,767
- diluted	6,991,712	7,031,118
Dividends declared per share	$0.37	$0.36

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

($ In thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total

Balances at December 31, 2005	$8,775	$84,610	$(1,446)		$91,939
Net income	---	9,431	---	$9,431	9,431
Dividends ($0.36 per share)		(2,524)			(2,524)
Exercise of stock options	13	108	---	---	121
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of income tax $(104)	---	---	---	(194)	---
Reclass adjustment, net of tax $9	---	---	---	17	---
Other comprehensive loss, net of tax ($95)	---	---	(177)	(177)	(177)
Comprehensive income	---	---	---	$9,254	---
Stock repurchase	(52)	(935)	---		(987)
Balances at September 30, 2006	$8,736	$90,690	$(1,623)		$97,803

Balances at December 31, 2006	$8,725	$91,123	$(3,093)		$96,755
Net income	---	9,452	---	$9,452	9,452
Dividends ($0.37 per share)	---	(2,584)	---	---	(2,584)
Exercise of stock options	13	93	---	---	106
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of income tax $(130)	---	---	---	(242)	---
Reclass adjustment, net of income tax $(18)	---	---	---	(33)	---
Other comprehensive loss, net of tax ($148)	---	---	(275)	(275)	(275)
Comprehensive income	---	---	---	$9,177	---
Stock repurchase	(41)	(644)	---		(685)
Balances at September 30, 2007	$8,697	$97,440	$(3,368)		$102,769

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	September 30,	September 30,
($In thousands)	2007	2006
Cash flows from operating activities
Net income	$9,452	$9,431
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	129	40
Depreciation of bank premises and equipment	761	752
Amortization of intangibles	853	853
Amortization of premiums and accretion of discount, net	177	206
Gains on disposal of fixed assets	(6)	(4)
(Gains) losses on sales and calls of securities available for sale, net	(51)	25
Gains on call of securities held to maturity	---	(38)
Losses and writedowns on other real estate owned	38	10
Net change in:
Mortgage loans held for sale	430	(223)
Accrued interest receivable	(443)	(372)
Other assets	(520)	(309)
Accrued interest payable	(56)	81
Other liabilities	462	691
Net cash provided by operating activities	$11,226	$11,143

Cash flows from investing activities
Net change interest-bearing deposits	$13,199	$(9,499)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	15,233	11,748
Proceeds from calls, principal payments and maturities of securities held to maturity	3,508	6,448
Proceeds from sale of securities held to maturity	---	823
Purchases of securities available for sale	(6,336)	(11,225)
Purchases of securities held to maturity	(8,239)	(2,458)
Purchases of loan participations	(3,500)	(2,232)
Collections of loan participations	4,720	1,858
Loan originations and principal collections, net	(15,368)	(4,989)
Proceeds from disposal of other real estate owned	386	---
Recoveries on loans charged off	76	108
Purchase of bank premises and equipment	(279)	(720)
Proceeds from disposal of bank premises and equipment	20	5
Net cash provided by (used) in investing activities	$3,420	$(10,133)

Cash flows from financing activities
Net change in other deposits	$(13,748)	$(25,319)
Net change in time deposits	(953)	22,463
Net change in other borrowed funds	(7)	(281)
Stock options exercised	106	121

		continued

Common stock repurchased	(685)	(987)
Cash dividends paid	(2,584)	(2,524)
Net cash provided (used) by financing activities	$(17,871)	$(6,527)
Net change in cash and due from banks	(3,225)	(5,517)
Cash and due from banks at beginning of period	15,283	20,115
Cash and due from banks at end of period	$12,058	$14,598

Supplemental disclosure of cash flow information
Cash paid for interest	$16,284	$13,222
Cash paid for income taxes	$2,680	$2,372
Loans charged to the allowance for loan losses	$319	$345
Loans transferred to other real estate owned	$226	$24
Unrealized (losses) on securities available for sale	$(423)	$(272)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2007

(Unaudited)

($ In thousands, except share and per share data)

Note (1)

The consolidated financial statements of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and National Bankshares Financial Services, Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company's 2006 Form 10-K. The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note (2) Stock-Based Compensation

The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of Bankshares and its subsidiaries an opportunity to acquire shares of National Bankshares, Inc. common stock. The purpose of the 1999 Stock Option Plan is to promote the success of Bankshares and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 500,000 shares of Bankshares common stock may be granted. The 1999 Stock Option Plan is administered by the Stock Option Committee, which is the NBI Board of Directors’ Compensation Committee, made up entirely of independent directors of National Bankshares, Inc. The Stock Option Committee may determine whether options are incentive stock options or nonqualified stock options and may determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limits the maximum term of any option granted to ten years, states that options may be granted at not less than fair market value on the date of the grant and contains certain other limitations on the exercisability of incentive stock options. The options generally vest 25% after one year, 50% after two years, 75% after three years and 100% after four years. At the discretion of the Stock Option Committee options may be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of National Bankshares, Inc. At September 30, 2007, there were 286,000 additional shares available for grant under the plan.

Compensation expense is calculated using the Black-Scholes model and is amortized over the requisite service period using the straight-line method. Please refer to the Company’s Form 10-K dated December 31, 2006 for assumptions used. There have been no grants of stock options in 2007.

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	161,790	$20.46
Granted	---
Exercised	(10,000)	$10.55
Forfeited or expired	---
Outstanding at September 30, 2007	151,790	$21.12	6.35	$	---
Exercisable at September 30, 2007	151,790	$21.12	6.35	$	---

Because no options were granted in 2007 and all options were fully vested at December 31, 2006, there is no expense included in net income.

During the nine months ended September 30, 2007, there were no stock options granted and 10,000 stock options were exercised with an intrinsic value of $88,500. For the nine months ended September 30, 2006 there were no stock options granted and 10,710 options were exercised with an intrinsic value of $129,000.

Note (3)            Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

	For the periods ended
	September 30,		December 31,
($ In thousands, except % data)	2007	2006	2006
Balance at beginning of period	$5,157	$5,449	$5,449
Provision for loan losses	129	40	49
Loans charged off	(319)	(345)	(459)
Recoveries	76	108	118
Balance at the end of period	$5,043	$5,252	$5,157
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	0.98%	1.06%	1.03%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees1.	0.06%	0.06%	0.07%
Ratio of allowance for loan losses to nonperforming loans2.	417.47%	1,313.00%	---%

1.	Net charge-offs are on an annualized basis.
2.	The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

	September 30,		December 31,
($ In thousands, except % data)	2007	2006	2006
Nonperforming Assets:
Nonaccrual loans	$1,208	$4	$	---
Restructured loans	---	---		---
Total nonperforming loans	1,208	4		---
Foreclosed property	192	390		390
Total nonperforming assets	$1,400	$394		$390
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	0.27%	0.08%		0.08%

	September 30,			December 31,
($ In thousands, except % data)	2007		2006		2006
Loans past due 90 days or more and still accruing		$288		$495		$681
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.06%		0.10%		0.14%
Impaired loans
Total impaired loans		$1,140	$	---	$	---
Impaired loans with a valuation allowance		---		---		---
Valuation allowance		---		---		---
Impaired loans, net of allowance		---		---		---
Impaired loans with no valuation allowance		$1,140	$	---		---
Average recorded investment in impaired loans		$1,136		$175		$140
Income recognized on impaired loans	$	---	$	---	$	---
Amount of income recognized on a cash basis	$	---	$	---	$	---

Nonaccrual loans exluded from impaired disclosure under SFAS114 at September 30, 2007 were $68. No income was recognized on these loans at September 30, 2007.

Note (4) Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of September 30, 2007 are as follows:

	September 30, 2007
($ In thousands)	Amortized Costs	Gross Unrealized Gains		Gross Unrealized Losses	Fair Values
Available for sale:
U.S. Treasury	$3,030	$	---	$66	$2,964
U.S. Government Agencies and Corporations	21,826		11	93	21,744
State and political subdivisions	76,092		571	724	75,939
Mortgage-backed securities	27,327		8	340	26,995
Corporate debt securities	30,469		36	988	29,517
Federal Reserve Bank stock-restricted	92		---	---	92
Federal Home Loan Bank stock-restricted	1,659		---	---	1,659
Other securities	1,312		133	---	1,445
Total securities available for sale	$161,807		$759	$2,211	$160,355

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of September 30, 2007 are as follows:

	September 30, 2007
($ In thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government Agencies and Corporations	$42,462	$26	$324	$42,164
State and political subdivisions	60,697	566	433	60,830
Mortgage-backed securities	2,152	7	32	2,127
Corporate securities	15,108	105	440	14,773
Total securities held to maturity	$120,419	$704	$1,229	$119,894

Information pertaining to securities with gross unrealized losses at September 30, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2007
	Less Than 12 Months		12 Months or More
($ In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and corporations	$7,820	$44	$37,068	$440
State and political subdivisions	26,412	503	33,245	653
Mortgage-backed securities	9,537	111	17,584	261
Corporate debt securities	1,004	1	35,450	1,427
Total temporarily impaired securities	$44,773	$659	$123,347	$2,781

	December 31, 2006
	Less Than 12 Months		12 Months or More
($ In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and corporations	$22,734	$83	$38,234	831
State and political subdivisions	14,449	91	30,503	587
Mortgage-backed securities	13,533	46	16,268	296
Corporate debt securities	---	---	35,462	1,495
Total temporarily impaired securities	$50,716	$220	$120,467	$3,209

The Company had 254 securities with a fair value of $168,120 which were temporarily impaired at September 30, 2007. The total unrealized loss on these securities was $3,440. Losses are attributed to interest rate movements. Credit quality of the securities portfolio is continuously monitored by management. The Company has the ability and intent to hold these securities until maturity or until the loss in value is recovered. Therefore, the losses associated with these securities are considered temporary at September 30, 2007. All securities shown are above investment grade.

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

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Nine Months Ended September 30,
($ in Thousands)	2007	2006
Service cost	$456	$430
Interest cost	525	486
Expected return on plan assets	(477)	(395)
Amortization of prior service cost	6	(10)
Amortization of net obligation at transition	(9)	166
Recognized net actuarial loss	135	6
Net periodic benefit cost	$636	$683

Employer Contributions

Bankshares’ pension plan contribution for 2007 is $594. The contribution will be paid in quarterly installments.

National Bankshares, Inc. and Subsidiaries

(In thousands, except per share data)

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations for the Nine Months Ended September 30, 2007

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

Performance Summary

The following table shows NBI’s key performance ratios for the period ended September 30, 2007 and December 31, 2006. Per share data has been adjusted to reflect the effects of a March 31, 2006 2-for-1 stock split.

	September 30, 2007	December 31, 2006
Return on average assets	1.46%	1.50%
Return on average equity	12.69%	13.41%
Net interest margin (1)	3.99%	4.13%
Noninterest margin (2)	1.45%	1.54%
Basic net earnings per share	$1.36	$1.80
Fully diluted net earnings per share	$1.35	$1.80

(1)	Net Interest Margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets using a tax rate of 35%.
(2)

Noninterest Margin: Noninterest income (including securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets. This is a non-GAAP financial measure of the level of noninterest income and expense.

The return on average assets for the first three quarters of 2007 was 1.46%, down slightly from the 1.50% for the period ended December 31, 2006. The return on average equity also experienced a decline.

Growth

The following table shows NBI’s key growth indicators:

	September 30, 2007	December 31, 2006	Percent Change
Securities	$280,774	$285,489	(1.65%)
Loans, net	509,203	495,486	2.77%
Deposits	751,981	764,692	(1.66%)
Total assets	859,915	868,203	(0.95%)

Asset Quality

Key asset quality indicators are shown below:

	September 30, 2007	December 31,2006
Nonperforming loans	$1,208	$	---
Loans past due over 90 days	288		681
Other real estate owned	192		390
Allowance for loan losses to loans	0.98%		1.03%
Net charge-off ratio	0.06%		0.07%

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

Net Interest Income

Net interest income for the first nine months of 2007 was $21,690, a decrease of $481 or 2.17% over the same period in 2006.

There were regular and steady increases in interest rate levels until the third quarter of 2006. Due to the liability-sensitive nature of the Company’s balance sheet, funding costs rose at a faster rate than asset yields. This caused the interest rate spread and the related net interest income to decrease. Recent reductions in the federal funds rate by the Federal Reserve Bank should have a positive effect on the net interest margin in the intermediate term.

Data in the table below, suggests that the net interest spread may have stabilized in the first nine months of 2007. It is expected that a gradual improvement in the net interest spread will occur, as interest rate levels have declined.

	For the period ended
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
Loans	7.36%	7.37%	7.35%	7.11%
Taxable securities	4.94%	4.92%	4.95%	4.89%
Non-taxable securities	6.23%	6.32%	6.36%	6.25%
Interest-bearing deposits	5.40%	5.36%	5.47%	5.08%
Total interest-bearing assets	6.68%	6.69%	6.68%	6.51%

Interest-bearing demand deposits	1.96%	1.98%	2.00%	1.87%
Saving deposits	0.45%	0.50%	0.50%	0.50%
Time deposits	4.51%	4.48%	4.47%	3.94%
Other borrowings	5.58%	5.56%	5.56%	6.19%
Total interest-bearing liabilities	3.35%	3.32%	3.33%	2.94%

Interest rate spread	3.34%	3.37%	3.35%	3.57%

From December 31, 2006 to September 30, 2007, the yield on loans has increased by 25 basis points. During the same period, the yield on taxable securities has gone up by 5 basis points, with nontaxable securities decreasing a nominal 2 basis points. Among the asset categories interest-bearing deposits, which reprice daily, experienced the highest level of increase.

The table above indicates that the Company’s interest rate spread has remained relatively stable throughout 2007. The interest rate spread is compressed and is at a lower level than management considers to be desirable for optimal profitability.

In September of 2007, the Federal Reserve Bank lowered the targeted federal funds rate by 50 basis points, and the prime rate for banks was in turn lowered by the same amount. In general, a reduction in interest rates will, over time, positively impact the Company’s interest rate spread. This is because its interest-bearing liabilities re-price at a faster pace than its interest-earning assets. However, future changes in interest rates are difficult to predict because of the number of economic variables in play. It is unknown if the Federal Reserve Bank will cut interest rates further. Higher inflation rates would likely result in future increases in the targeted federal funds rate.

Provision and Allowance for Loan Losses

The provision for loan losses for the nine-month period ended September 30, 2007 was $129. The ratio of the allowance for loan losses to total loans at the end of the first nine months of 2007 was 0.98%, which compares to 1.03% at December 31, 2006. The net charge-off ratio was 0.06% at September 30, 2007 and .07% at December 31, 2006.

The Company regularly reviews asset quality and re-evaluates the allowance for loan losses. During the third quarter of 2007, the Company made provisions of $119 to the Allowance for Loan Losses. These aggregate additions, which were the first significant additions in well over one year, were made based upon management’s opinion of current asset quality and loan growth, evaluated in the context of historical loss experience and current economic conditions. (See “Allowance for Loan Losses” under “Critical Accounting Policies”.)

Noninterest Income

	September 30, 2007	September 30, 2006	Percent Change
Service charges on deposits	$2,467	$2,532	(2.57%)
Other service charges and fees	247	292	(15.41%)
Credit card fees	2,028	1,777	14.12%
Trust fees	1,019	1,059	(3.78%)
Other income	751	830	(9.52%)
Realized securities gains (losses)	51	13	292.31%

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

Service charges on deposits were $2,467 at September 30, 2007, a decrease of $65 when compared to the same period in 2006.

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

Other service charges and fees at September 30, 2007 were $247, as compared with $292 for the same period the prior year. As indicated above, this category, because of its nature, varies from period to period. The total reported is a combination of declines in several areas, including small declines in income from the sale of checks and letter of credit fees. There was also a decrease in check cashing fees, which were uncharacteristically high in the same period last year.

Credit card fees consist of three types of revenues.
•	Credit card transaction fees
•	Debit card transaction fees
•	Merchant fees

In all three areas, growth is a critical factor for the level of income. For debit and credit cards, the number of accounts, whether obtained from internal growth or by acquisition, is the key factor. Merchant fees also depend on the number of merchants in the Company’s program, as well as the type of business and the level of transaction discounts associated with them.

Credit card fees increased by $251, or 14.12%, when September 30, 2007 and September 30, 2006 are compared. The increase was attributable to organic growth, resulting in increased volume.

Trust income is somewhat dependent upon market conditions and the number of estate accounts being handled at any given time. Financial market conditions, which affect the value of trust assets managed, can vary, leading to fluctuations in the related income. Over the past few years and into 2007, the financial markets have experienced a degree of volatility. Income from estates is also unpredictable. Trust income for the first nine months of 2007 was $1,019, a decrease of $40 from the previous year.

Other income is used for types of income that cannot be classified with other categories of noninterest income. The category includes such things as:

•	Net gains on the sale of fixed assets
•	Rent on foreclosed property
•	Income from cash value life insurance
•	Other infrequent or minor forms of income
•	Revenue from investment and insurance sales

Other income was $751 for the first nine months of 2007, $79 less than for the same period in the prior year. A decline of $78 in revenue derived from the sale of investment products accounted for the decrease.

Realized net gains and (losses) on securities include equity adjustments in certain investments in limited liability companies of which the Company is part owner, as well as sales, maturities and calls of securities. Realized net gains and (losses) were $51 for the period ended September 30, 2007. The majority of this gain was attributable to equity adjustments in investments in the following limited liability companies, Bankers Insurance LLC, Bankers Investments Group LLC and Virginia Title Center LLC.

Noninterest Expense

	September 30, 2007	September 30, 2006	Percent Change
Salaries and employee benefits	$8,240	$8,706	(5.35%)
Occupancy and furniture and fixtures	1,316	1,479	(11.02%)
Data processing and ATM	858	922	(6.94%)
Credit card processing	1,585	1,361	16.46%
Intangibles and goodwill amortization	853	853	---
Net costs of other real estate owned	71	16	343.75%
Other operating expenses	2,938	2,959	(0.71%)

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

Salaries and employee benefits expense for the period ending September 30, 2007 was $8,240, a decline of $466 when compared to the same period in 2006. Expense attributed to salaries and employee benefits declined for several reasons. First, the consolidation of operations and support functions following the May 2006 merger of the Company’s two bank subsidiaries has resulted in fewer employees through attrition and previously scheduled retirements. For example, at December 31, 2005, the Company employed 263 full time equivalents. At December 31, 2006, the number declined to 249, and it was 239 at September 30, 2007. Second, as compared with the first nine months of 2006, the amount accrued through three quarters of 2007 for the Company’s expense associated with employee health insurance plan premiums was down by $466. Third, when the first nine months of 2007 and 2006 are compared, there was a decline of $71 in the expense accrued for the employee stock ownership plan contribution. Higher salary expense from normal merit raises partially offset the reductions described above.

Occupancy expense for the first nine months of 2007 was $1,316, down $163 from the same period in 2006. This category contains several types of expenses, including depreciation, maintenance, lease expense and taxes and insurance. The net decrease from 2006 was due in part to $35 in additional expense for signage in 2006. This additional expense for signs in 2006 was related to the merger of the Company’s two banking affiliates. When September 30, 2006 and September 30, 2007 are compared, depreciation for furniture and fixtures decreased by $43. Utilities expense was down by $18. In the third quarter, the Company received State-mandated refunds on its electric bills for earlier overcharges. This accounted for most of the decline in utilities expense. Expense for taxes and insurance were down by $31, as compared with the same period last year.

Data processing and ATM expense at September 30, 2007 decreased by $64 from the same period in 2006. Declines in data processing supplies, maintenance and communications line expense account for the decrease.

Because of increases in volume, credit card processing expenses grew by $224, as compared with September 30, 2007. The increase in credit card expenses was more than offset by the increase in credit card income. (See “Noninterest Income.”)

Comparing the first nine months of 2007 with the same period in 2006, net cost of other real estate owned increased by $55. Losses on the sale of OREO property were $31, and $7 in write-downs were taken on properties in the first nine months of 2007. Other foreclosure expense was $33.

Other operating expenses include all other types of expense not classified elsewhere in the Company’s statement of income. Other operating expenses decreased by a nominal $21, or 0.71%, when compared with the same period last year.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2007	December 31, 2006	Percent Change
Interest-bearing deposits	$12,581	$13,457	(6.51%)
Securities available for sale	164,424	164,421	---%
Securities held to maturity	120,251	106,645	12.76%
Mortgage loans held for sale	765	543	40.88%
Real estate construction loans	40,449	29,308	38.01%
Real estate mortgage loans	132,869	121,912	8.99%
Commercial and industrial loans	213,710	232,758	(8.18%)
Loans to individuals	120,893	110,967	8.95%
Total Assets	864,570	840,080	2.92%

Liabilities and stockholders equity
Noninterest-bearing demand deposits	$107,818	$108,977	(1.06%)
Interest-bearing demand deposits	223,254	221,927	0.60%
Savings deposits	47,665	51,745	(7.88%)
Time deposits	378,448	358,422	5.59%
Other borrowings	814	420	93.81%
Shareholders’ equity	99,588	94,194	5.73%

Securities

Securities available for sale at September 30, 2007 were $160,355, a decline of $9,380 from December 31, 2006. During the same period, securities held to maturity increased by $4,665. The Company’s intent is to hold the securities to maturity. The shift to the held to maturity portfolio is designed to mitigate the price volatility that has affected the capital account. Fluctuations in the level of unrealized gains and losses in the securities available for sale portfolio have been significant.

	At period ended	At period ended
Loans	September 30, 2007	December 31, 2006	Percent Change
Real estate construction	$42,826	$33,840	26.55%
Real estate mortgage	142,618	126,302	12.92%
Commercial and industrial	214,056	215,244	(0.55%)
Loans to individuals	115,850	126,316	(8.29%)
Total loans	$515,350	$501,702	2.72%

The above table indicates that the highest level of growth has been in the category of real estate construction loans. Most of the growth in construction loans has been in commercial projects, not in the currently volatile housing sector.

Nearly all residential construction loans are sold on the secondary market once construction is complete and the loans are converted to permanent mortgages. It is policy to require a commitment for permanent mortgage financing from the secondary market lender prior to approving a residential construction loan. This practice is particularly helpful when the residential real estate market is unpredictable. Most commercial real estate construction loans are converted to permanent financing and held by the Company. Because this category of loans tends to be seasonal, volumes in the second and third quarter are usually higher than in the first and last quarter of the year.

Loan to individuals have declined by 8.29%. Competitive factors, such as the availability of low cost dealer auto loans and other products, such as home equity lines of credit, have made the traditional installment loan less attractive to bank customers.

	At period ended	At period ended
Deposits	September 30, 2007	December 31, 2006	Percent Change
Noninterest-bearing deposits	$111,464	$101,167	10.18%
Interest-bearing demand deposits	211,276	233,023	(9.33%)
Saving deposits	45,690	47,988	(4.79%)
Time deposits	381,561	382,514	(0.25%)
Total deposits	$749,991	$764,692	(1.92%)

As seen above, total deposits have declined 1.66% from December 31, 2006 to September 30, 2007. Demand deposits increased by 12.15%. Interest-bearing demand deposits decreased by 9.33%.

Liquidity and Capital Resources

Net cash provided by operating activities was $11,226 for the period ended September 30, 2007, which compares to $11,143 for the same period the previous year.

Net cash provided investing activities was $3,420 for the period ended September 30, 2007, compared to net cash of $10,133 used for the period ended September 30, 2006. Net cash used in financing activities was $17,871 for the period ending September 30, 2007.

Management is unaware of any commitment that would have a material and adverse effect on liquidity at September 30, 2007.

Total shareholders’ equity grew by $6,014 from December 31, 2006 to September 30, 2007. Earnings net of dividends and the changes in unrealized gains and losses for securities available for sale accounted for the net increase. During the first nine months of 2007, the Company repurchased 33,050 shares of its own stock for approximately $685 at an average price of $21.08 per share (including broker commission). The Tier I and Tier II risk-based capital ratios at September 30, 2007 were 14.98% and 15.82%, respectively. The Company’s leverage capital ratio was 10.74%

Derivatives and Off Balance Sheet Items

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
During the first nine months of 2007, there have been no significant or unusual changes in this area.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations for the Three Months Ended September 30, 2007

Net Interest Income

Net interest income for the three months ended September 30, 2007 was $7,251, a decrease of $100 from the corresponding period in 2006.

Overall the Company is experiencing a compression of the net interest margin. The net interest margin appears, however, to have stabilized. The net interest margin for the first three months of 2007 was 3.96%. For the second three months of 2007 it was 4.03%. For the third quarter of 2007 the net interest margin was $3.98%. While future improvements are anticipated, any improvement will be contingent upon interest rate levels remaining stable.

Noninterest Income

Noninterest income for the period ended September 30, 2007 was $2,125, a decrease of $107 from 2006.

Credit card processing income increased by $93 when the two periods are compared. Income from credit card processing income is volume driven, as is credit card processing expense, which increased by $80 in the third quarter.

As was previously discussed, a decrease in revenues from the sale of investment products was the primary cause of the decline in other income.

Realized gains and losses result from calls of the Company’s investment securities equity adjustments in limited liability company’s in which the Company is invested. There were no calls or adjustments in the third quarter of 2007, so no income or expense was generated in this category.

The decreases in Trust income and service charges on deposits are volume driven. Because they are affected by volume, the level of income in these areas fluctuates from time to time.

Noninterest Expense

Noninterest expense decreased by $296, or 5.49%, when the three months ended September 30, 2007 and 2006 are compared.

Salaries and fringe benefit expense declined by $245 in the third quarter of 2007, as compared with the third quarter of 2006. The decrease is the result of a lower number of employees, a drop in expense associated with employee health insurance plan premiums and a reduction in expense related to the Company’s employee stock ownership plan (ESOP). In the third quarter of 2006, the Company accrued $95 for the ESOP, as compared with an accrual of ($13) in the third quarter this year. The net effect is a reduction of $108 in ESOP expense when the two periods are compared.

Credit card processing expense was $80 higher in the third quarter of 2007 than in the same quarter last year. As noted above, the increase is the result of a higher volume of transactions.

Occupancy and furniture and fixtures costs decreased by $55. The electric bill refunds that were discussed above, together with general cost-control measures, account for the decline.

Other expenses were $68 lower in the third quarter of 2007 than in 2006. There was a net decrease of $55 in the accrual for charitable donations when the three months ended September 30, 2007 is compared to the same period in 2006. General cost-control measures contributed to expense reduction in this category as well.

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective to give reasonable assurance in alerting them in a timely fashion to material information relating to the Company that is required to be included in the reports the Company files under the Act. There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no material legal proceedings for the nine months ended September 30, 2007.

Item 1A.	Risk Factors

No material changes from risk factors as previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the third quarter of 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)(3)
July	6,000	20.07	6,000	89,000
August	7,050	19.65	7,050	81,950
September	5,000	19.71	5,000	76,950

1.	Average price per share includes commissions.
2.	On May 9, 2007 the Board approved the repurchase of up to 100,000 shares of common stock in the period from June 1, 2007 through May 31, 2008.

Item 3.	Defaults upon Senior Securities

None for the nine months ended September 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 9, 2007	NATIONAL BANKSHARES, INC.

/s/ JAMES G. RAKES
James G. Rakes Chief Executive Officer

/s/ J. ROBERT BUCHANAN
J. Robert Buchanan Chief Financial Officer

(1)	Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Articles of Incorporation, as amended, of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
3(i)	Articles of Amendment to Articles of Incorporation of National Bankshares, Inc., dated April 8, 2003.	(incorporated herein by reference to exhibit 3(i) of the Annual Report on Form 10-K for the fiscal year ended December 31, 2003)
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of Form 8-K filed on March 16, 2006)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock.	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
4(i)	Article Four of the Articles of Incorporation of National Bankshares, Inc. included in Exhibit No. 3(a)	(incorporated herein by reference to Exhibit 4(b) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
10(ii)(B)	Computer software license agreement dated June 18, 1990, by and between Information Technology, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for fiscal year ended December 31, 1992)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)

*10(iii)(A)	Employment Agreement dated January 2002 between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of Form 10-Q for the period ended June 30, 2002)
*10(iii)(A)	Employment Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10(iii)(A)of form 10-Q for the period ended September 30, 2002)
*10(iii)(A)	Change in Control Agreement dated January 5, 2003, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10 iii (A) of Form 10-K for the period ended December 31, 2002)
*10(iii)(A)	Change in Control Agreement dated January 8, 2003, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10 iii (A) of Form 10-K for the period ended December 31, 2002)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between the National Bank of Blacksburg and James G. Rakes.	(incorporated herein by reference to Exhibit 10(iii)(A) of Form 8-K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between the National Bank of Blacksburg and F. Brad Denardo.	(incorporated herein by reference to Exhibit 10(iii)(A) of Form 8-K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between Bank of Tazewell County and J. Robert Buchanan.	(incorporated herein by reference to Exhibit 10(iii)(A) of Form 8-K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff.	(incorporated herein by reference to Exhibit 10(iii)(A) of Form 8-K filed on February 8, 2006)
31(i)	Section 302 Certification of Chief Executive Officer	Page 28
31(ii)	Section 302 Certification of Chief Financial Officer	Page 29
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 30
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 30

*	Indicates a management contract or compensatory plan required to be filed herein.

Exhibit No. 31(i)

CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

I, James G. Rakes, Chairman, President and Chief Executive Officer of National Bankshares, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Bankshares, Inc.;

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

Date: November 9, 2007

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

Date: November 9, 2007

/s/ J. ROBERT BUCHANAN
J. Robert Buchanan Treasurer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended September 30, 2007, I, James G. Rakes, President and Chief Executive Officer of National Bankshares, Inc. (Principal Executive Officer), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)      such Form 10-Q for the quarter ended September 30, 2007, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended September 30, 2007, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes Chairman President and Chief Executive Officer (Principal Executive Officer)

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended September 30, 2007, I, J. Robert Buchanan, Treasurer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)      such Form 10-Q for the quarter ended September 30, 2007, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended September 30, 2007, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ J. ROBERT BUCHANAN
J. Robert Buchanan Treasurer (Principal Financial Officer)