Form 10-K
period 2007-12-31
NATIONAL BANKSHARES INC
filed 2008-03-12
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
☐ Transition Report Pursuant to Section 13 or 15(d) ofthe Securities Exchange Act of 1934

For the transition period from ________ to ________.

Commission File Number: 0-15204

NATIONAL BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State of incorporation)	54-1375874 (I.R.S. Employer Identification No.)

101 Hubbard Street

P.O. Box 90002

Blacksburg, VA 24062-9002

(540) 951-6300

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None	Securities registered Pursuant to Section 12(g) of the Act: Common Stock, Par Value $1.25 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by Directors, Executive Officers and Corporate Governanace) on June 30, 2007 (the last business day of the most recently completed second fiscal quarter) was approximately $134,464,928. As of February 15, 2008, the registrant had 6,932,474 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. 2007 Annual Report to Stockholders	Part II
National Bankshares, Inc. Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

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

At December 31, 2007, NBB had total assets of $882,866 and total deposits of $776,431. NBB’s net income for 2007 was $12,857, which produced a return on average assets of 1.49% and a return on average equity of 13.29%. Refer to Note 12 of the Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

National Bankshares Financial Services, Inc.

In 2001, National Bankshares Financial Services, Inc. was formed in Virginia as a wholly-owned subsidiary of NBI. NBFS offers non-deposit investment products and insurance products for sale to the public. NBFS works cooperatively with Bankers Investments, LLC to provide investments and with Bankers Insurance, LLC for insurance products. NBFS does not significantly contribute to NBI’s net income.

Operating Revenue

The percentage of total operating revenue attributable to each class of similar service that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2007, 2006 and 2005 is set out in the following table.

Period	Class of Service	Percentage of Total Revenues
December 31, 2007	Interest and Fees on Loans	62.60%
	Interest on Investments	21.46%
December 31, 2006	Interest and Fees on Loans	61.51%
	Interest on Investments	21.76%
December 31, 2005	Interest and Fees on Loans	62.71%
	Interest on Investments	21.96%

Market Area

NBB’s market area in southwest Virginia is made up of the counties of Montgomery, Giles, Pulaski, Tazewell, Wythe, Smyth and Washington. It also includes the independent cities of Radford and Galax, and the portions of Carroll and Grayson Counties that are adjacent to Galax. The bank also serves those portions of Mercer County and McDowell County, West Virginia that are contiguous with Tazewell County, Virginia. Although largely rural, the market area is home to two major universities, Virginia Tech and Radford

University, and to three community colleges. Virginia Tech, located in Blacksburg, Virginia, is the area’s largest employer and is the Commonwealth’s largest university. A second state supported university, Radford University, is located nearby. Employment at the universities has been stable and is expected to remain so. In recent years Virginia Tech’s Corporate Research Center has brought several high-tech companies to Montgomery County.

In addition to education, the market area has a diverse economic base, with manufacturing, agriculture, tourism, healthcare, retail and service industries all represented. Large manufacturing facilities in the region include Celanese Acetate, the largest employer in Giles County, and Volvo Heavy Trucks, the largest company in Pulaski County. Both of these firms have experienced layoffs within the past three years. Pulaski and Galax have been centers for furniture manufacturing. In recent years, this industry has been declining because of growing furniture imports, and Pulaski Furniture Company closed its Pulaski plant during 2007. Tazewell County is largely dependent on the coal mining industry and on agriculture for its economic base. Coal production is a cyclical industry that has been improving over the past few years. Both Montgomery County and Bluefield in Tazewell County are regional retail centers and have facilities to provide basic heath care for the region.

NBB’s market area offers the advantages of a good quality of life, scenic beauty, moderate climate and historical and cultural attractions. The region has some recent success attracting retirees, particularly from the Northeast and urban northern Virginia.

Competition

The banking and financial services industry in NBB’s market area is highly competitive. The competitive business environment is a result of changes in regulation, changes in technology and product delivery systems and competition from non-traditional financial services. NBB competes for loans and deposits with other commercial banks, credit unions, securities and brokerage companies, mortgage companies, insurance companies, retailers, automobile companies and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than NBB. In order to compete, NBB relies upon a service-based business philosophy, personal relationships with customers, specialized services tailored to meet customers’ needs and the convenience of office locations. In addition, the bank is generally competitive with other financial institutions in its market area with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

Organization and Employment

NBI, NBB and NBFS are organized in a holding company/subsidiary structure. Functions that serve both subsidiaries, including audit, compliance, loan review and human resources, are at the holding company level for which fees are charged to the respective subsidiary. Until May, 2006, when it was merged with and into NBB, NBI operated a second wholly-owned bank subsidiary, Bank of Tazewell County.

At December 31, 2007, NBI employed 17 full time employees, NBB had 222 full time equivalent employees and NBFS had 3 full time employees.

Regulation, Supervision and Government Policy

NBI and NBB are subject to state and federal banking laws and regulations that provide for general regulatory oversight of all aspects of their operations. As a result of substantial regulatory burdens on banking, financial institutions like NBI and NBB are at a disadvantage to other competitors who are not as highly regulated, and NBI and NBB’s costs of doing business are accordingly higher. A brief summary follows of certain laws, rules and regulations which affect NBI and NBB. Any changes in the laws and regulations governing banking and financial services could have an adverse effect on the business prospects of NBI and NBB.

National Bankshares, Inc.

NBI is a bank holding company qualified as a financial holding company under the Federal Bank Holding Company Act (BHCA), which is administered by the Board of Governors of the Federal Reserve System (the Federal Reserve). NBI is required to file an annual report with the Federal Reserve and may be required to furnish additional information pursuant to the BHCA. The Federal Reserve is authorized to examine NBI and its subsidiaries. With some limited exceptions, the BHCA requires a bank holding company to obtain prior approval from the Federal Reserve before acquiring or merging with a bank or before acquiring more than 5% of the voting shares of a bank unless it already controls a majority of shares.

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

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act (SOX) enacted sweeping reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies with securities registered under the Securities Exchange Act of 1934, including NBI. SOX creates increased responsibility for chief executive officers and chief financial officers with respect to the content of filings with the Securities and Exchange Commission. Section 404 of SOX and related Securities and Exchange Commission rules focused increased scrutiny by internal and external auditors on NBI’s systems of internal controls over financial reporting, which is designed to insure that those internal controls are effective in both design and operation. SOX sets out enhanced requirements for audit committees, including independence and expertise, and it includes stronger requirements for auditor independence and limits the types of non-audit services that auditors can provide. Finally, SOX contains additional and increased civil and criminal penalties for violations of securities laws.

Capital Requirements. The Federal Reserve has adopted risk-based capital guidelines that are applicable to NBI. The guidelines provide that the Company must maintain a minimum ratio of 8% of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). At least half of total capital must be comprised of Tier 1 capital, for a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition, the Federal Reserve has established minimum leverage ratio guidelines of 4% for banks that meet certain specified criteria. The leverage ratio is the ratio of Tier 1 capital to total average assets, less intangibles. NBI is expected to be a source of capital strength for its subsidiary bank, and regulators can undertake a number of enforcement actions against NBI if its subsidiary bank becomes undercapitalized. NBI’s bank subsidiary is well capitalized and fully in compliance with capital guidelines.

Bank regulators could choose to raise capital requirements for banking organizations beyond current levels. NBI is unable to predict if higher capital levels may be mandated in the future.

The National Bank of Blacksburg

NBB is a national banking association incorporated under the laws of the United States, and the bank is subject to regulation and examination by the Office of the Comptroller of the Currency (OCC). NBB’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the limits of applicable law. The OCC, as the primary regulator, and the FDIC regulate and monitor all areas of NBB’s operation. These areas include adequacy of capitalization and loss reserves, loans, deposits, business practices related to the charging and payment of interest, investments, borrowings, payment of dividends, security devices and procedures, establishment of branches, corporate reorganizations and maintenance of books and records. NBB is required to maintain certain capital ratios. It must also prepare quarterly reports on its financial condition for the OCC and conduct an annual audit of its financial affairs. OCC requires NBB to adopt internal control structures and procedures designed to safeguard assets and monitor and reduce risk exposure. While appropriate for the safety and soundness of banks, these requirements add to overhead expense for NBB and other banks.

The Community Reinvestment Act. NBB is subject to the provisions of the Community Reinvestment Act (CRA), which imposes an affirmative obligation on financial institutions to meet the credit needs of the communities they serve, including low- and moderate-income neighborhoods. The OCC monitors NBB’s compliance with the CRA and assigns public ratings based upon the bank’s performance in meeting stated assessment goals. Unsatisfactory CRA ratings can result in restrictions on bank operations or expansion. NBB received a “satisfactory” rating in its last CRA examination by the OCC.

The Gramm-Leach-Bliley Act. In addition to other consumer privacy provisions, the Gramm-Leach-Bliley Act (GLBA) restricts the use by financial institutions of customers’ nonpublic personal information. At the inception of the customer relationship and annually thereafter, NBB is required to provide its customers with information regarding its policies and procedures with respect to handling of customers’ nonpublic personal information. GLBA generally prohibits a financial institution from providing a customer’s nonpublic personal information to unaffiliated third parties without prior notice and approval by the customer.

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

Consumer Laws and Regulations. There are a number of laws and regulations that regulate banks’ consumer loan and deposit transactions. Among these are the Truth in Lending Act, the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act and the Fair Debt Collections Practices Act. NBB is required to comply with these laws and regulations in its dealings with customers. There are numerous disclosure and other compliance requirements associated with the consumer laws and regulations.

Deposit Insurance. NBB has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Bank Insurance Fund (BIF) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the BIF declines in relation to the total amount of insured deposits. After several years with no BIF assessment, NBB was required to pay the minimum BIF assessment in 2007. However, NBB had certain payment credits that offset the 2007 assessment increase.

After giving primary regulators an opportunity to first take action, FDIC may initiate an enforcement action against any depository institution it determines is engaging is unsafe or unsound actions or which is in an unsound condition, and the FDIC may terminate that institution’s deposit insurance. NBB has no knowledge of any matter that would threaten its FDIC insurance coverage.

Capital Requirements. The same capital requirements that are discussed above with relation to on NBI are applied to NBB by OCC. The OCC guidelines provide that banks experiencing internal growth or making acquisitions are expected to maintain strong capital positions well above minimum levels, without reliance on intangible assets.

Limits on Dividend Payments. A significant portion of NBI’s income is derived from dividends paid by NBB. As a national bank, NBB may not pay dividends from its capital, and it may not pay dividends if the bank would become undercapitalized, as defined by regulation, after paying the dividend. Without prior OCC approval, NBB’s dividend payments in any calendar year are restricted to the bank’s retained net income for that year, as that term is defined by the laws and regulations, combined with retained net income from the preceding two years, less any required transfer to surplus.

The OCC and FDIC have authority to limit dividends paid by NBB, if the payment were determined to be an unsafe and unsound banking practice. Any payment of dividends that depletes the bank’s capital base could be deemed to be an unsafe and unsound banking practice.

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

Monetary Policy

The monetary and interest rate policies of the Federal Reserve, as well as general economic conditions, affect the business and earnings of NBI. NBB and other banks are particularly sensitive to interest rate fluctuations. The spread between the interest paid on deposits and that which is charged on loans is the most important component of the bank’s profits. In addition, interest earned on investments held by NBI and NBB has a significant effect on earnings. As conditions change in the national and international economy and in the money markets, the Federal Reserve’s actions, particularly with regard to interest rates, can impact loan demand, deposit levels and earnings at NBB. It is not possible to accurately predict the effects on NBI of economic and interest rate changes.

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

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on

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

If the subprime mortgage crisis spreads further and is not resolved, our business could be negatively affected.

Although we have never engaged in subprime lending, the subprime crisis could impact us in several ways. If consumers are afraid to purchase real estate for an extended period, demand for loans for real estate development purposes will shrink and existing loans may become delinquent. In addition, the Company would see a drop in fees earned from the sale of mortgage loans in the secondary market. If there is a general devaluation in real estate, loan collateral values would decline. Finally, since the Company holds many municipal bonds in its investment portfolio, the failure of bond insurers resulting from their investment in subprime lending could negatively impact the value of those investments.

If there is little economic growth in our market area, loan demand could suffer.

There are some portions of our market area with slow economic growth and limited loan demand. If the number and size of these areas increase, loan demand could suffer. Since loans are the Company’s most profitable investment, this could lead to lower earnings.

If the State of Virginia alters its philosophy with regard to providing on-campus housing for students at state-supported universities, the Company’s loan portfolio could be negatively affected.

A number of the Company’s large commercial real estate loans are secured with property used for off-campus student housing at two state universities. If the State of Virginia determines that it will provide on-campus housing for all students, the ability of customers to repay their loans could be adversely affected, which could in turn impact the Company.

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

Item 1B. Unresolved Staff Comments

There are none.

Item 2. Properties

NBB owns and has a branch bank in NBI’s headquarters building located at 101 Hubbard Street, Blacksburg, Virginia. The bank’s main office is at 100 South Main Street, Blacksburg, Virginia. NBB owns an additional twenty branch offices and it leases four. NBB also owns an unused branch building that is being offered for sale. NBI owns a building in Pulaski, Virginia that is rented. We believe that existing facilities are adequate for current needs and to meet anticipated growth.

Item 3. Legal Proceedings

NBI, NBB, and NBFS are not currently involved in any material pending legal proceedings, other than routine litigation incidental to NBB’s banking business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

National Bankshares, Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “NKSH”. As of December 31, 2007, there were 899 record stockholders of NBI common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 2007 and 2006, adjusted for the effects of a March 31, 2006 2-for-1 stock split.

 Common Stock Market Prices

	2007		2006		Dividends per share
	High	Low	High	Low	2007	2006
First Quarter	$24.49	23.40	$25.15	23.01	---	---
Second Quarter	24.49	20.20	24.99	21.90	0.37	0.36
Third Quarter	20.49	18.84	23.24	22.01	---	---
Fourth Quarter	19.75	16.48	24.64	22.30	0.39	0.37

NBI’s primary source of funds for dividend payments is dividends from its bank subsidiary, NBB. Bank dividend payments are restricted by regulators, as more fully disclosed in Note 11 of Notes to Consolidated Financial Statements.

The following table provides information about our purchases during the fourth quarter of 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 - 31	1,600	$19.78	1,600	75,350
November 1 - 30	5,400	$19.34	5,400	69,950
December 1 - 31	5,200	$18.48	5,200	64,750

1)	Average price per share includes commissions.
2)	On May 9, 2007 the Board approved the repurchase of up to 100,000 shares of common stock in the period from June 1, 2007 through May 31, 2008.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total of stockholder return on NBI common stock with the cumulative return on the NASDAQ Index and a peer group index comprised of southeastern independent community banks and bank holding companies for the five-year period commencing on December 31, 2002. These comparisons assume the investment of $100 in National Bankshares, Inc. common stock and in each of the indices on December 31, 2002, and the reinvestment of dividends.

8

	2002	2003	2004	2005	2006	2007
NATIONAL BANKSHARES, INC.	100	165	184	166	176	130
INDEPENDENT BANK INDEX	100	137	156	167	194	147
NASDAQ INDEX	100	150	163	166	183	198

The peer group Independent Bank Index is the compilation of the total return to stockholders over the past five years of the following group of 29 independent community banks located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia: Auburn National Bancshares, Inc., United Security Bancshares, Inc., TIB Financial Corp., Seacoast Banking Corp., Centerstate Banks of Florida, Inc., Fidelity Southern Corp., Southeastern Banking Corporation, Southwest Georgia Financial Corp., PAB Bankshares, Inc., Uwharrie Capital Corp., Four Oaks Fincorp, Inc., Bank of Granite Corp., Carolina Trust Bank, FNB Financial Services Corp., BNC Bancorp, CNB Corporation, Geer Bancshares, Peoples Bancorporation, Inc., Community First Inc., Wilson Bank Holding Company, First Pulaski National Corporation, National Bankshares, Inc., Monarch Financial Holdings, Inc., FNB Corporation, American National Bankshares, Inc., Central Virginia Bankshares, Inc., Virginia Financial Group, C&F Financial Corporation and First Century Bankshares, Inc.

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries

Selected Consolidated Financial Data

$ in thousands, except per share data.	Years ended December 31,
	2007	2006	2005	2004	2003
Selected Income Statement Data:
Interest income	$50,769	$47,901	$45,380	$41,492	$41,081
Interest expense	21,745	18,564	14,180	11,125	12,252
Net interest income	29,024	29,337	31,200	30,367	28,829
Provision for loan losses	423	49	567	1,189	1,691
Noninterest income	8,760	8,802	7,613	7,142	6,186
Noninterest expense	20,956	21,670	21,898	20,336	18,646
Income taxes	3,730	3,788	3,924	3,754	3,236
Net income	12,675	12,632	12,424	12,230	11,442

Per Share Data:
Basic net income	1.82	1.80	1.77	1.74	1.63
Diluted net income	1.82	1.80	1.76	1.73	1.62
Cash dividends declared	0.76	0.73	0.71	0.64	0.57
Book value	15.07	13.86	13.10	12.38	11.47

Selected Balance Sheet Data at End of Year:
Loans, net	518,435	495,486	487,162	472,199	401,428
Total securities	273,343	285,489	272,541	250,708	230,154
Total assets	887,647	868,203	841,498	796,154	708,560
Total deposits	776,339	764,692	745,649	705,932	625,378
Stockholders’ equity	104,800	96,755	91,939	87,088	80,641

Selected Balance Sheet Daily Averages:
Loans, net	505,070	488,624	487,130	438,761	405,696
Total securities	282,734	271,066	261,743	250,305	229,004
Total assets	867,061	840,080	819,341	753,730	697,012
Total deposits	758,657	741,071	724,015	665,627	616,823
Stockholders’ equity	100,597	94,194	90,470	84,479	77,486

Selected Ratios:
Return on average assets	1.46%	1.50%	1.52%	1.62%	1.64%
Return on average equity	12.60%	13.41%	13.73%	14.48%	14.77%
Dividend payout ratio	41.80%	40.44%	40.17%	36.83%	34.71%

Average equity to average assets	11.60%	11.21%	11.04%	11.21%	11.12%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

$ in thousands, except per share data.

The following discussion and analysis provides information about the results of operations, financial condition, liquidity and capital resources of National Bankshares, Inc. and its subsidiaries. The discussion should be read in conjunction with the material presented in Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements.

Per share data has been adjusted to reflect a 2-for-1 stock split effective March 31, 2006.

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from one previously acceptable method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact the transactions could change.

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

Overview

National Bankshares, Inc. is a financial holding company incorporated under the laws of Virginia. Located in southwest Virginia, NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg and National Bankshares Financial Services, Inc. The National Bank of Blacksburg, which does business as National Bank from twenty-six office locations, is a community bank. NBB is the source of nearly all of the Company’s revenue. National Bankshares Financial Services, Inc. does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future. Until May 26, 2006, NBI operated a second wholly-owned bank subsidiary, Bank of Tazewell County. On that date it was merged with and into the National Bank of Blacksburg.

Performance Summary

The following table presents NBI’s key performance ratios for the years ending December 31, 2007 and December 31, 2006:

	12/31/07	12/31/06
Return on average assets	1.46%	1.50%
Return on average equity	12.60%	13.41%
Basic net earnings per share	$1.82	$1.80
Fully diluted net earnings per share	$1.82	$1.80
Net interest margin (1)	3.98%	4.13%
Noninterest margin (2)	1.41%	1.54%

(1)	Net Interest Margin – Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest Margin – Noninterest income (excluding securities gain and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

Basic net earnings per share grew by $0.02 per share because net earnings were higher than in 2006 and the number of shares of stock outstanding was slightly lower because of the Company’s stock repurchase program. Although return on average assets and average equity declined slightly when compared with last year, they remained competitive when compared to peers. Return on average assets declined because internally generated growth in total assets in 2007 increased at a faster rate than net earnings. Return on average equity was lower than in 2006 because the Company’s equity, mostly from retained earnings, increased more rapidly than did the current year’s net earnings. Reflecting the effects of 2007 Federal Reserve interest rate increases on NBI’s funding costs, the net interest margin declined to 3.98% from 4.13% during 2006. The noninterest margin declined by 13 basis points.

Growth

NBI’s key growth indicators are shown in the following table:

	For the period ending
	12/31/07	12/31/06
Securities	$273,343	$285,489
Loans, net	518,435	495,486
Deposits	776,339	764,692
Total assets	887,647	868,203

Total assets at December 31, 2007 were $887,647, an increase of $19,444 or 2.2%. Net loans increased $22,949 or 4.6%. Total deposits at period-end were $776,339, an increase of $11,647 or 1.5%. Growth in 2007 and 2006 was internally generated.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

12

	12/31/07	12/31/06
Nonperforming loans	$1,150	$	---
Loans past due over 90 days	1,181		681
Other real estate owned	263		390
Allowance for loan losses to loans	1.00%		1.03%
Net charge-off ratio	.07%		.07%

Nonperforming loans at December 31, 2007, all of which were nonaccrual loans, were $1,150, or 0.22% of loans net of unearned income. One loan of $1,144 accounted for the majority of the nonperforming loans total. At December 31, 2006, there were no nonperforming loans. At year-end 2007, loans past due 90 days or more were $1,181, an increase of $500 over December 31, 2006. Potential problem loans, or loans about which management has serious doubts about the borrowers’ ability to repay according to the terms of the loan, were $1,500 at December 31, 2007. Additional information about nonaccrual and past due loans is provided in “Balance Sheet – Loans – Risk Elements”

The ratio of the allowance for loan losses to loans net of unearned income was 1.00% and 1.03% at December 31, 2007 and 2006, respectively. Management determined that it was prudent to make regular contributions to the provision for loan losses in 2007, because of the growth of the loan portfolio and because totals of nonperforming loans and loans past due 90 days or more increased from the historic lows of 2006. Loan growth slightly outpaced the amount of the provision, resulting in the three basis point decline in the ratio of the allowance for loan losses to net loans.

Although national economic trends were negative in the latter part of 2007, much of the Company’s core market area has not been seriously affected by significantly higher foreclosure rates or other signs of a downturn. Management intends to make regular additions to the provision for loan losses in 2008 and to continue to closely monitor asset quality. Based upon its analysis of the allowance for loan losses and the stable net charge-off ratio, management believes that the ratio of the allowance for loan losses to net loans is prudent and appropriate.

Net Interest Income

Net interest income for the period ended December 31, 2007 was $29,024 a decrease of $313, or 1.1%, when compared to the prior year. Net interest income at December 31, 2006 was $29,337, a decrease of $1,863, or 6%, from 2005. The net interest margin for 2007 was 3.98%, compared to 4.13% for 2006. The net decrease in the net interest margin is attributed to funding costs that rose at a faster rate than revenues from interest earning assets.

The amount of net interest income earned is affected by various factors, including changes in market interest rates due to the Federal Reserve Board’s monetary policy; the level and composition of the earning assets; and interest-bearing liabilities. The Company has the ability to respond to interest rate movements and reduce volatility in the net interest margin. However, the frequency and/or magnitude of changes in market interest rates are difficult to predict, and may have a greater impact on net interest income than adjustments by management.

Interest rates have declined recently, and it is anticipated that rates will continue to fall in the future which will have a positive effect. Offsetting the effect of declining interest rates are higher rate securities, which can be called when interest rates fall, so that the issuer can re-finance its debt at a lower rate.

The primary source of funds used to support the Company’s interest-earning assets is deposits. Deposits are obtained in the Company’s trade area through traditional marketing techniques. Other funding sources, such as the Federal Home Loan Bank, while available, are only occasionally used. The cost of funds is dependent on interest rate levels and competitive factors. This limits the ability of the Company to react to interest rate movements.

Overall, management expects gradual improvement in the net interest margin, provided that interest rates continue to trend downward or remain flat.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest-earning assets for the years indicated.

	December 31, 2007			December 31, 2006			December 31, 2005
($ in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)	$510,772	$37,549	7.35%	$494,495	$35,134	7.11%	$492,760	$33,400	6.78%
Taxable securities	152,422	7,476	4.90%	152,715	7,462	4.89%	135,347	6,501	4.80%
Nontaxable securities (1)(4)	131,864	8,233	6.24%	119,931	7,502	6.25%	125,683	7,960	6.33%
Interest bearing deposits	14,180	726	5.12%	13,457	684	5.08%	14,819	508	3.43%
Total interest-earning assets	$809,238	$53,984	6.67%	$780,598	$50,782	6.51%	$768,609	$48,369	6.29%
Interest-bearing liabilities:
Interest-bearing demand deposits	$223,771	$4,371	1.95%	$221,927	$4,152	1.87%	$204,522	$2,675	1.31%
Savings deposits	46,943	237	0.50%	51,745	259	0.50%	57,836	261	0.45%
Time deposits	379,089	17,102	4.51%	358,422	14,127	3.94%	347,471	11,221	3.23%
Short-term borrowings	626	35	5.59%	420	26	6.19%	705	23	3.26%
Total interest-bearing liabilities	$650,429	$21,745	3.34%	$632,514	$18,564	2.94%	$610,534	$14,180	2.32%
Net interest income and interest rate spread		$32,239	3.33%		$32,218	3.57%		$34,189	3.97%
Net yield on average interest-earning assets			3.98%			4.13%			4.45%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three years presented.
(2)	Loan fees of $851 in 2007, $798 in 2006 and $650 in 2005 are included in total interest income.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Daily averages are shown at amortized cost.

Analysis of Changes in Interest Income and Interest Expense

The Company’s primary source of revenue is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other funds. The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities and by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The following table sets forth, for the years indicated, a summary of the changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate).

	2007 Over 2006			2006 Over 2005
	Changes Due To			Changes Due To
($ in thousands)	Rates(2)	Volume(2)	Net Dollar Change	Rates(2)	Volume(2)	Net Dollar Change
Interest income:(1)
Loans	$1,239	$1,176	$2,415	$1,616	$118	$1,734
Taxable securities	28	(14)	14	115	847	962
Nontaxable securities	(14)	745	731	(97)	(361)	(459)
Interest-bearing deposits	5	37	42	226	(50)	176
Increase (decrease) in income on interest-earning assets	$1,258	$1,944	$3,202	$1,859	$554	$2,413
Interest expense:
Interest-bearing demand deposits	$184	$35	$219	$1,233	$244	$1,477
Savings deposits	2	(24)	(22)	27	(29)	(2)
Time deposits	2,127	848	2,975	2,543	363	2,906
Short-term borrowings	(3)	12	9	15	(12)	3
Increase (decrease) in expense of interest- bearing liabilities	$2,310	$871	$3,181	$3,818	$566	$4,384
Increase (decrease) in net interest income	$(1,052)	$1,073	$21	$(1,959)	$(12)	$(1,971)

(1)	Taxable equivalent basis using a Federal income tax rate of 35% in 2007, 2006 and 2005.
(2)	Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

Interest Rate Sensitivity

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Among the tools available to management is interest rate sensitivity analysis, which provides information related to repricing opportunities. Interest rate shock simulations indicate potential economic loss due to future interest rate changes. Shock analysis is a test that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on net income and return on average assets and return on average equity projected at December 31, 2007 and 2006. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

($ in thousands, except for percent data)
Rate Shift (bp)	Return on Average Assets		Return on Average Equity
	2007	2006	2007	2006
300	1.21%	1.64%	10.24%	14.62%
200	1.30%	1.68%	11.01%	15.03%
100	1.39%	1.73%	11.77%	15.44%
(-)100	1.56%	1.80%	13.20%	16.11%
(-)200	1.60%	1.81%	13.54%	16.18%
(-)300	1.60%	1.82%	13.52%	16.24%

Simulation analysis is another tool available to the Company to test asset and liability management strategies under rising and falling rate conditions. As a part of the simulation process, certain estimates and assumptions must be made. These include, but are not limited to, asset growth, the mix of assets and liabilities, rate environment and local and national economic conditions. Asset growth and the mix of assets can, to a degree, be influenced by management. Other areas, such as the rate environment and economic factors, cannot be controlled. In addition, competitive pressures can make it difficult to price deposits and loans in a manner that optimally minimizes interest rate risk. Therefore, actual results may vary materially from any particular forecast or shock analysis. This shortcoming is offset somewhat by the periodic reforecasting of the balance sheet to reflect current trends and economic conditions. Shock analysis must also be updated periodically as a part of the asset and liability management process.

Noninterest Income

	December 31, 2007	December 31, 2006	December 31, 2005
Service charges on deposits	$3,291	$3,361	$3,099
Other service charges and fees	330	370	347
Credit card fees	2,740	2,396	2,179
Trust fees	1,333	1,528	1,398
Other income	1,015	1,117	590
Realized securities gains/losses	51	30	---
Total noninterest income	$8,760	$8,802	$7,613

Service charges on deposit accounts declined by $70, or 2.1%, from December 31, 2006 to December 31, 2007. For 2006, service charges on deposits were $3,361, which was an increase of $262, or 8.5%, over year end 2005. This category of fees is impacted by the level of service charges, the number of deposit accounts and the volume of checking account overdrafts. In 2007, there were no changes in the schedule of service charges, the number of deposit accounts did not dramatically change and fees for checking account overdrafts declined from the prior year. The increase in 2006 resulted from increases in fees paid for checking account overdrafts and for checks returned because of insufficient funds.

A variety of fees are included in the other service charges and fees category. Among them are fees for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and commission earned on the sale of credit life, accident and health insurance. At December 31, 2007, the total for other service charges and fees was $330, a decrease of $40 from the year ended December 31, 2006. In 2006, other service charges and fees were $370, an increase of $23, or 6.6%, over 2005. The 2007 decline was the result of small decreases in several types of fees, none of which is significant by itself. In 2006, $15 of the increase came from fees associated with letters of credit.

Credit card fees for 2007 grew by $344, or 14.4%. In 2006, that category was up by $217, or 10.0%. Internal growth, resulting in a higher volume of accounts, transactions and merchant transactions, caused the increase in 2007 and 2006 credit card fee income.

For the year ended December 31, 2007, trust fees were $1,333, as compared with $1,528 in 2006 and $1,398 in 2005. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending upon the types of accounts under management and with market conditions. Trust account values are affected by financial market conditions, and this leads to fluctuations in trust income. The decline in 2007 was primarily accounted for by a $127 decline in estate management fees. The increase in trust fees for 2006 is attributable to both factors, the mix of account types and positive financial market performance.

Income that cannot be classified in another category is listed as other income. Net gains from the sales of fixed assets, rent from foreclosed properties, income from the increase in the cash value of life insurance and revenue from investment and insurance sales are examples of other income. The other income category at December 31, 2007 was $1,015, a decrease of $102, or 9.1%, when compared with 2006. In 2007, the decrease in other income was due in large part to a reduction of $97 in investment services commissions. Of the $527 growth in other income in 2006, approximately $504 was attributable to increases in cash value associated with bank-owned life insurance policies that were purchased late in 2005 to fund a salary continuation plan for certain NBI and NBB officers.

For 2007, realized gains in securities matured or sold were $51, an increase of 70% from the 2006 total of $30. This compares with no losses or gains in 2005. This category contains net gains and losses from securities called and matured, as well as equity adjustments in certain limited liability companies in which the Company has invested.

Noninterest Expense

	December 31, 2007	December 31, 2006	December 31, 2005
Salaries and employee benefits	$10,773	$11,466	$11,265
Occupancy and furniture and fixtures	1,743	1,957	1,931
Data processing and ATM	1,149	1,234	1,455
Credit card processing	2,146	1,833	1,687
Intangibles amortization	1,138	1,137	1,117
Net costs of other real estate owned	81	19	275
Other operating expenses	3,926	4,024	4,168
	$20,956	$21,670	$21,898

When December 31, 2006 and December 31, 2007 are compared salary and benefits expense declined by $693, or 6.0%, to $10,773. In 2006, salary and benefits expense grew by $201, or 1.8%. The decline in 2007 was due to lower salary and benefits costs because of fewer employees and because of a decline in employee stock ownership plan expenses. The May 2006 merger of the Company’s two bank subsidiaries, the National Bank of Blacksburg and Bank of Tazewell County, permitted consolidation of several operational functions, and the 2007 employee census declined from planned retirement and attrition. The increase in 2006 was primarily attributable to higher benefits expense, particularly pension expense and health insurance premiums, partially offset by a decrease in costs associated with the employee stock ownership plan.

Occupancy and furniture and fixtures expense was $1,743 at December 31, 2007. This represents a decline of $214 from the $1,957 reported at year-end 2006. The 2006 total was $26, or 1.4%, higher than the $1,931 at the same period in 2005. The 2007 decline is due to a drop of $50 in furniture and fixtures depreciation, and declines in utilities of $30, in insurance and taxes of $47, in furniture and fixtures expense of $39 and in automobile expense of $13.

Data processing and ATM expense was $1,149 in 2007, $1,234 in 2006 and $1,455 in 2005. For 2007, decreases in maintenance costs and supplies more than made up for a $104 increase in depreciation expense resulting from the purchase of check imaging equipment. This created the $85 drop from 2006 data processing and ATM expense. The $221, or 15.2%, decline from 2005 to 2006 came about largely because 2005 expenses included $199 in additional costs attributable to the operation and conversion of a computer system that was part of a bank acquisition.

Credit card processing expense was $2,146 for the period ended December 31, 2007, an increase of $313 over the 2006 total of $1,833. 2006 credit card processing expense increased $146, or 8.7%, over 2005. Expense increases in 2007, 2006 and 2005 came about because of higher volumes of credit card, debit card and merchant card accounts and transactions.

From 2006 to 2007, there was a $1 increase in intangibles and goodwill expense. At the end of 2007, the total in this category was $1,138, as compared with $1,137 in 2006 and $1,117 in 2005. This category of noninterest expense is related to acquisitions. There were no acquisitions in 2006 or 2007, and expenses remained nearly level. The increase between 2005 and 2006 reflects the fact that expenses related to 2005 acquisitions were included for the full year.

Net costs of other real estate owned were $81 in 2007 and $19 in 2006. In 2007 write-downs on other real estate owned were $7. Losses on sale of other real estate were $31, and other costs associated with carrying these properties were $43. The December 31, 2005 total of net costs of other real estate owned was $275. This category of noninterest expense comes from the write-down and liquidation of foreclosed properties. The amount varies with the number of foreclosed properties disposed of during the year.

The category of other operating expenses includes non-interest expense items such as franchise taxes, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses at December 31, 2007 were $3,926. This reflects a decrease of $98, or 2.4%, from the 2006 total of $4,024. The 2006 total in turn declined $144, or 3.5%, from the 2005 year-end total of $4,168. The 2007 and 2006 declines are largely attributable to cost containment practices, with $34 of the 2007 decline coming from lower postage expense and $18 from a decrease in donations.

Income Taxes

Income tax expense for 2007 was $3,730 compared to $3,788 in 2006 and $3,924 in 2005. Tax exempt income is the primary difference between expected and actual income tax expense. The Company’s effective tax rates for 2007, 2006 and 2005 were 22.74%, 23.07% and 24.00%, respectively. The Company is subject to the 35% marginal tax rate. See Note 10 of the Notes to Consolidated Financial Statements for addition information relating to income taxes.

Effects of Inflation

The Company’s consolidated statements of income generally reflect the effects of inflation. Since interest rates, loan demand and deposit levels are related to inflation, the resulting changes are included in net income. The most significant item which does not reflect the effects of inflation is depreciation expense. Historical dollar values used to determine depreciation expense do not reflect the effects of inflation on the market value of depreciable assets after their acquisition.

Provision and Allowance for Loan Losses

The allowance for loan losses at December 31, 2007 was $5,219, a $62 increase from the $5,157 total at year end 2006. The ratio of the allowance for loan losses to total loans at year-end in 2007, 2006 and 2005 was 1.00%, 1.03% and 1.11%, respectively. The net charge-off ratio at December 31, 2007 was 0.07%. At December 31, 2006, it was 0.07%, and it was 0.17% at December 31, 2005.

The Company continuously monitors loan quality, and it regularly analyzes and evaluates the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses includes calculations that are based on a mathematical formula that considers identified potential losses and that makes allocations to the allowance based upon historical losses in various loan categories. In addition, more subjective factors are considered in determining contributions to the allowance. These include such things as changes in the mix of categories of loans in the portfolio, the effects of internal loan policy changes, changes in business and economic conditions and the effects of competition and regulation on the loan portfolio. In 2007, management made regular contributions to the provision for loan losses as the size of the loan portfolio grew and because totals of nonperforming loans and loans past due 90 days or more increased from the historic low levels of 2006. Management believes that the level of the allowance for loan losses is appropriate and adequate.

Summary of Loan Loss Experience

A.	Analysis of the Allowance for Loan Losses

The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

($ in thousands)	December 31,
	2007	2006	2005	2004	2003
Average net loans outstanding	$505,070	$488,624	$487,130	$438,761	$405,696
Balance at beginning of year	5,157	5,449	5,729	5,369	5,092
Charge-offs:
Commercial and industrial loans	---	101	373	533	241
Real estate mortgage loans	66	6	50	120	299
Real estate construction loans	64	---	---	24	---
Loans to individuals	341	352	678	873	1,120
Total loans charged off	471	459	1,101	1,550	1,660
Recoveries:
Commercial and industrial loans	18	29	55	46	104
Real estate mortgage loans	2	1	35	31	---
Real estate construction loans	---	---	---	---	---
Loans to individuals	90	88	164	146	142
Total recoveries	110	118	254	223	246
Net loans charged off	361	341	847	1,327	1,414
Additions charged to operations	423	49	567	1,189	1,691
Acquisition of CNB	---	---	---	498	---
Balance at end of year	$5,219	$5,157	$5,449	$5,729	$5,369
Net charge-offs to average net loans outstanding	0.07%	0.07%	0.17%	0.30%	0.34%

Factors influencing management’s judgment in determining the amount of the loan loss provision charged to operating expense include the quality of the loan portfolio as determined by management, the historical loan loss experience, diversification as to type of loans in the portfolio, the amount of secured as compared with unsecured loans and the value of underlying collateral, banking industry standards and averages, and general economic conditions.

B.    Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

	December 31,
	2007		2006		2005		2004		2003
($ in thousands)	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
Commercial and industrial loans	$1,894	41.32%	$1,651	42.90%	$1,478	53.52%	$1,387	51.90%	$1,239	51.26%
Real estate mortgage loans	951	27.73%	935	25.17%	1,212	23.79%	990	24.10%	970	21.56%
Real estate construction loans	396	8.90%	342	6.75%	420	5.50%	359	5.22%	125	6.88%
Loans to individuals	1,830	22.05%	1,867	25.18%	2,190	17.19%	2,016	18.78%	2,257	20.30%
Unallocated	148		362		149		977		778
	$5,219	100.00%	$5,157	100.0%	$5,449	100.00%	$5,729	100.00%	$5,369	100.00%

Balance Sheet

On December 31, 2007, the Company had total assets of $887,647, an increase of $19,444 or 2.2% over the total of $868,203 on December 31, 2006. For 2006, the growth in assets was entirely internally generated. Total assets at December 31, 2006 were up by $26,705 or 3.2% over the 2005.

Loans

A.	Types of Loans

	December 31,
	2007	2006	2005	2004	2003
Commercial and industrial loans	$216,830	$215,244	$206,389	$192,993	$167,238
Real estate mortgage loans	145,542	126,302	117,421	115,388	87,899
Real estate construction loans	46,697	33,840	27,116	25,009	28,055
Loans to individuals	115,704	126,316	142,598	145,419	124,501
Total loans	$524,773	$501,702	$493,524	$478,809	$407,693
Less unearned income and deferred fees	(1,119)	(1,059)	(913)	(881)	(896)
Total loans, net of unearned income	$523,654	$500,643	$492,611	$477,928	$406,797
Less allowance for loans losses	(5,219)	(5,157)	(5,449)	(5,729)	(5,369)
Total loans, net	$518,435	$495,486	$487,162	$472,199	$401,428

B.	Maturities and Interest Rate Sensitivities

	December 31, 2007
	< 1 Year	1 – 5 Years	After 5 Years	Total
Commercial and industrial	$95,226	$104,708	$16,896	$216,830
Real estate construction	43,654	2,657	386	46,697
	138,880	107,365	17,282	263,527
Less loans with predetermined interest rates	32,983	13,786	9,593	56,362
Loans with adjustable rates	$105,897	$93,579	$7,689	$207,165

C.	Risk Elements
Nonaccrual, Past Due and Restructured Loans.

The following table presents aggregate amounts for nonaccrual loans, restructured loans, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments.

	December 31,
	2007	2006		2005	2004	2003
Nonaccrual loans:
Commercial and industrial	$1,144	$	---	$171	$354	$302
Real estate mortgage	---		---	---	40	44
Loans to individuals	6		---	7	---	8
Total nonperforming loans	$1,150	$	---	$178	$394	$354
Other real estate owned, net	263		390	376	895	1,663
Total nonperforming assets	$1,413		$390	$554	$1,289	$2,017
Accruing loans past due 90 days or more:
Commercial and industrial	$984		$338	$142	$321	$98
Real estate mortgage	55		274	247	258	619
Loans to individuals	142		69	157	175	214
	$1,181		$681	$546	$754	$931

Loan loss and other industry indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table

	2007	2006		2005
Provision for loan losses	$423		$49	$567
Net charge-offs to average net loans	0.07%		0.07%	0.17%
Allowance for loan losses to loans, net of unearned income and deferred fees	1.00%		1.03%	1.11%
Allowance for loan losses to nonperforming loans	453.83%		---%	3,061.24%
Allowance for loan losses to nonperforming assets	369.36%		1,322.31%	983.57%
Nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	0.07%		0.08%	0.11%
Nonaccrual loans	$1,150	$	---	$178
Restructured loans	---		---	---
Other real estate owned, net	263		390	376
Total nonperforming assets	$1,413		$390	$554
Accruing loans past due 90 days or more	$1,181		$681	$546

Note: Nonperforming loans include nonaccrual loans and restructured loans, but do not include accruing loans 90 days or more past due.

At December 31, 2007, there was one loan of approximately $1.5 million, which the Company considered to be a potential problem loan. Prior to the issuance of these financial statements, there was a foreclosure sale of the loan collateral. We anticipate that the sale of the collateral will close early in 2008, with minimal loss to NBB.

Securities

Securities available for sale were $158,594 at December 31, 2007, compared with $169,735 at December 31, 2006 and $162,833 at December 31, 2005. This represents a decrease of $11,141, or 6.6%, from 2006 to 2007 and an increase of $6,902, or 4.2%, from 2005 to 2006. During 2007, the fair market value of securities available for sale had net unrealized gains of $1,612, and in 2006 there was $246 in net unrealized loss.

Securities held to maturity totaled $114,749 at year-end 2007, a decline of $1,005, or 0.87%, when compared to December 31, 2006. In 2006, there was $115,754 in securities held to maturity, which was an increase of $6,046, or 5.5%, over year-end 2005. During 2006, the Company sold $799 in securities held to maturity, which were mortgage backed securities that had been substantially paid down.

Recently there has been considerable volatility in the stock and bond markets and uncertainty in the economy because of problems relating to sub-prime lending practices. The Company has never engaged in sub-prime lending, but the effects of these problems could impact the Company’s investment portfolio in two ways. First, the portfolio includes corporate bonds issued by companies that are directly involved in the sub-prime lending problem. If these issues were to default, there could be a delay in the payment of interest or principal, or there could be a loss of bond principal. Second, the Company has a large number of municipal bonds in its investment portfolio. Recently some companies insuring municipal bonds have experienced difficulty because they also insured securities backed by sub-prime mortgages. If the insurers are not able to fulfill their obligations with regard to municipal bonds, the quality rating of these bonds could be downgraded, and they could drop in market value.

At present, these are only hypothetical risks. There has been no default on any investment in the Company’s portfolio, and it has no knowledge of any impending default. Management regularly monitors the credit quality of the investment portfolio. It is closely following the unfolding sub-prime lending crisis and the problems that it could bring in the future.

Maturities and Associated Yields

The following table presents the maturities for securities available for sale and held to maturity at their carrying values as of December 31, 2007 and weighted average yield for each range of maturities.

	Maturities and Yields
($ in thousands except for % data)	December 31, 2007
	< 1 Year		1-5 Years	5-10 Years	> 10 Years		None		Total
Available for Sale:
U.S. Treasury	$	---	$994	$2,077	$	---	$	---	$3,071
		---	2.65%	3.97%		---		---	3.54%
U.S. Government agencies		3,002	8,807	3,046		1,000		---	15,855
		4.77%	4.40%	4.77%		6.00%		---	4.64%
Mortgage-backed securities		30	4,423	10,863		10,941		---	26,259
		3.39%	4.59%	4.89%		5.22%		---	4.98%
States and political subdivision - taxable		55	1,661	1,727		---		---	3,443
		5.88	4.31%	5.74%		---		---	5.05%
States and political subdivision – nontaxable (1)		195	27,594	36,910		9,309		---	74,009
		6.91%	5.63%	5.82%		5.60%		---	5.72%
Corporate		5,368	14,612	11,918		---		---	31,898
		3.30%	4.54%	4.75%		---		---	4.41%
Federal Home Loan Bank stock		---	---	---		---		1,659	1,659
		---	---	---		---		6.00%	6.00%
Federal Reserve Bank stock		---	---	---		---		92	92
		---	---	---		---		6.00%	6.00%
Other securities		911	---	---		---		1,397	2,308
		4.61%	---	---		---		1.84%	2.93%
Total		9,561	58,091	66,541		21,250		3,151	158,594
		3.98%	5.00%	5.37%		5.42%		4.15%	5.13%
Held to Maturity:
U.S. Treasury		---	---	---		---		---	---
		---	---	---		---		---	---
U.S. Government agencies		---	20,643	9,989		2,999		---	33,631
		---	4.33%	5.31%		6.04%		---	4.77%
Mortgage-backed securities		---	---	---		2,079		---	2,079
		---	---	---		5.54%		---	5.54%
States and political subdivision - taxable		---	---	2,000		---		---	2,000
		---	---	5.32%		---		---	5.32%
States and political subdivision – nontaxable (1)		400	21,279	25,782		14,475		---	61,936
		6.70%	6.03%	5.94%		5.66%		---	5.91%
Corporate		3,098	6,331	3,671		2,000		---	15,103
		6.26%	5.47%	4.61%		5.03%		---	5.36%
Total		$3,498	$48,256	$41,442		$21,553		---	$114,749
		6.31%	5.23%	5.64%		5.64%		---	5.49%

(1) Rates shown represent weighted average yield on a fully taxable basis.

The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2007 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Financial Institution Examination Council’s (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders’ equity.

Deposits

Total deposits at December 31, 2007 were $776,339, an increase of $11,647 or 1.5% when compared with total deposits of $764,692 at the end of 2006. From December 31, 2005, when total deposits were $745,649, to December 31, 2006, total deposits increased $19,043 or 2.6%. The increases in total deposits in 2007 and in 2006 were generated internally.

A.	Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

	December 31,
	2007		2006		2005
($ in thousands)	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$108,854	---	$108,977	---	$114,186	---
Interest-bearing demand deposits	223,771	1.95%	221,927	1.87%	204,522	1.31%
Savings deposits	46,943	0.50%	51,745	0.50%	57,836	0.45%
Time deposits	379,089	4.51%	358,422	3.94%	347,471	3.23%
Average total deposits	$758,657	3.34%	$741,071	2.93%	$724,015	2.32%

B.	Time Deposits of $100,000 or More

The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:

	December 31, 2007
($ in thousands)	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits of $100,000 or more	$25,091	$52,907	$30,054	$31,327	$139,379

Derivatives and Market Risk Exposures

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 14, of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA’s and FNMA’s, with a fair value of approximately $28,350. The Company had no structured notes as of December 31, 2007. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.

The Company’s securities and loans are subject to credit and interest rate risk, and its deposits are subject to interest rate risk. Management considers credit risk when a loan is granted and monitors credit risk after the loan is granted. The Company maintains an allowance for loan losses to absorb losses in the collection of its loans. See Note 5 of Notes to Consolidated Financial Statements for information relating to the allowance for loan losses. See Note 15 of Notes to Consolidated Financial Statements for information relating to concentrations of credit risk. The Company has an asset/liability program to manage its interest rate risk. This program provides management with information related to the rate sensitivity of certain assets and liabilities and the effect of changing rates on profitability and capital accounts.

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

While this planning process is designed to protect the Company over the long-term, it does not provide near-term protection from interest rate shocks, as interest rate sensitive assets and liabilities do not, by their nature, move up or down in tandem in response to changes in the overall rate environment. The Company’s profitability in the near term may be temporarily affected either positively by a falling interest rate scenario or negatively by a period of rising rates. See Note 16 of Notes to Consolidated Financial Statements for information relating to fair value of financial instruments and comments concerning interest rate sensitivity.

Liquidity

Liquidity measures the Company’s ability to provide sufficient cash flow to meet its financial commitments, to fund additional loan demand and to handle withdrawals of existing deposits. Sources of liquidity include deposits, loan principal and interest repayments, sales, calls and maturities of securities and short-term borrowing. The Company also has a line of credit with the Federal Home Loan Bank and with a correspondent bank, and it may borrow from the Federal Reserve Bank’s discount window to provide liquidity. The Company maintained an adequate level of liquidity during 2007, 2006 and 2005.

Net cash provided by operating activities was $15,528 for the year ended December 31, 2007. This compares to $14,121 and $15,461 at year-end 2006 and 2005, respectively.

Net cash used in investing activities was $20,102 for 2007, and it was $31,543 in 2006 and $20,036 in 2005.
There were no acquisitions in 2007 or 2006. In 2005, the Company obtained $13,178 through acquisitions.

Net cash provided by financing activities was $5,615 for the period ended December 31, 2007. For the period ended December 31, 2006, net cash provided by financing activities was $12,590, and at the same period in 2005 it was $12,197.

Management is unaware of any commitment that would have a material and adverse effect on liquidity at December 31, 2007.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

Total stockholders’ equity at December 31, 2007 was $104,800, an increase of $8,045 from December 31, 2006. Earnings of $12,675, less dividends to stockholders of $5,298 were the two largest factors in determining stockholders’ equity. The Company repurchased stock totaling $923 in 2007, and there were $198 in stock options that were exercised. The Tier I and Tier II risk-based capital ratio at December 31, 2007 were 14.8% and 15.7%, respectively. The Company has other available sources of liquidity. They include lines of credit with a correspondent bank, advances from the Federal Home Loan Bank, and Federal Reserve Bank discount window borrowings.

Total stockholders’ equity grew by $4,816 from December 31, 2005 to December 31, 2006. Earnings, net of the change in unrealized gains and losses for securities available for sale and dividends paid, accounted for most of the increase. Stock options exercised provided $122. During 2006 the Company repurchased common stock totaling $1,183. The Tier I and Tier II risk-based capital ratios at December 31, 2006 were 14.2% and 15.0% respectively.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements are detailed in the table below.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Commitments to extend credit	$81,685	81,685	---	---	---
Standby letters of credit	11,030	11,030	---	---	---
Mortgage loans with potential recourse	20,368	20,368	---	---	---
Commitments to invest in LLC’s	885	885	---	---	---
Operating leases	712	221	290	81	120
Total	$114,680	114,189	290	81	120

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.

Standby letters of credit are also issued to the bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $41 in 2007.

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
Operating leases are for buildings used in the Company’s day-to-day operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk is set forth above in the “Interest Rate Sensitivity” and “Derivatives and Market Risk Exposure” sections of the Management’s Discussion and Analysis.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

	December 31,
$ in thousands, except share data.	2007	2006
Assets
Cash and due from banks	$16,324	$15,283
Interest-bearing deposits	29,687	19,617
Securities available for sale, at fair value	158,594	169,735
Securities held to maturity (fair value approximates 115,463 at December 31, 2007 and $115,561 at December 31, 2006)	114,749	115,754
Mortgage loans held for sale	220	808
Loans:
Real estate construction loans	46,697	33,840
Real estate mortgage loans	145,542	126,302
Commercial and industrial loans	216,830	215,244
Loans to individuals	115,704	126,316
Total loans	524,773	501,702
Less unearned income and deferred fees	(1,119)	(1,059)
Loans, net of unearned income and deferred fees	523,654	500,643
Less allowance for loan losses	(5,219)	(5,157)
Loans, net	518,435	495,486
Premises and equipment, net	12,016	12,702
Accrued interest receivable	5,711	5,682
Other real estate owned, net	263	390
Intangible assets and goodwill	14,838	15,976
Other assets	16,810	16,770
Total assets	$887,647	$868,203

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$113,361	$101,167
Interest-bearing demand deposits	237,772	233,023
Saving deposits	44,349	47,988
Time deposits	380,857	382,514
Total deposits	776,339	764,692
Other borrowed funds	64	73
Accrued interest payable	792	863
Other liabilities	5,652	5,820
Total liabilities	782,847	771,448
Commitments and contingencies	---	---
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding, 6,952,274 shares – 2007, and 6,980,234 – 2006	8,690	8,725
Retained earnings	97,810	91,123
Accumulated other comprehensive (loss), net	(1,700)	(3,093)
Total stockholders’ equity	104,800	96,755
Total liabilities and stockholders’ equity	$887,647	$868,203

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
$ in thousands, except per share data.	2007	2006	2005
Interest Income
Interest and fees on loans	$37,265	$34,879	$33,234
Interest on interest-bearing deposits	726	684	508
Interest on securities – taxable	7,476	7,462	6,501
Interest on securities – nontaxable	5,302	4,876	5,137
Total interest income	50,769	47,901	45,380

Interest Expense
Interest on time deposits of $100,000 or more	6,519	4,912	3,942
Interest on other deposits	15,191	13,626	10,215
Interest on borrowed funds	35	26	23
Total interest expense	21,745	18,564	14,180
Net interest income	29,024	29,337	31,200
Provision for loan losses	423	49	567
Net interest income after provision for loan losses	28,601	29,288	30,633

Noninterest Income
Service charges on deposit accounts	3,291	3,361	3,099
Other service charges and fees	330	370	347
Credit card fees	2,740	2,396	2,179
Trust income	1,333	1,528	1,398
Other income	1,015	1,117	590
Realized securities gains, net	51	30	---
Total noninterest income	8,760	8,802	7,613

Noninterest Expense
Salaries and employee benefits	10,773	11,466	11,265
Occupancy and furniture and fixtures	1,743	1,957	1,931
Data processing and ATM	1,149	1,234	1,455
Credit card processing	2,146	1,833	1,687
Intangible assets amortization	1,138	1,137	1,117
Net costs of other real estate owned	81	19	275
Other operating expenses	3,926	4,024	4,168
Total noninterest expense	20,956	21,670	21,898
Income before income taxes	16,405	16,420	16,348
Income tax expense	3,730	3,788	3,924
Net income	$12,675	$12,632	$12,424

Basic net income per share	$1.82	$1.80	$1.77
Fully diluted net income per share	$1.82	$1.80	$1.76

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except per share data.	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance at December 31, 2004	$8,797	$77,735	$556		$87,088
Net income	---	12,424	---	$12,424	12,424
Other comprehensive loss:
Unrealized holding losses on available for sale securities net of deferred taxes of ($1,026)	---	---	---	(1,906)	---
Reclassification adjustment, net of income taxes of ($66)	---	---	---	(123)	---
Minimum pension liability adjustment net of deferred taxes of $14	---	---	---	27	---
Other comprehensive loss, net of tax of ($1,078)	---	---	(2,002)	(2,002)	(2,002)
Total comprehensive income	---	---	---	$10,422	---
Cash dividends ($0.71 per share)	---	(4,991)	---		(4,991)
Exercise of stock options	17	147	---		164
Common stock repurchased	(39)	(705)	---		(744)
Balance at December 31, 2005	$8,775	$84,610	$(1,446)		$91,939
Net income	---	12,632	---	$12,632	12,632
Other comprehensive income:
Unrealized holding gains on available for sale securities net of gains deferred taxes of $83	---	---	---	153	---
Reclassification adjustment, net of income taxes of $3	---	---	---	6	---
Other comprehensive income, net of tax of ($86)	---	---	159	159	159
Total comprehensive income	---	---	---	$12,791	---
Adjustments to initially apply SFAS No. 158, net of deferred taxes of $(973)	---	---	(1,806)		(1,806)
Cash dividend ($0.73 per share)	---	(5,108)	---		(5,108)
Exercise of stock options	13	109	---		122
Common stock repurchased	(63)	(1,120)	---		(1,183)
Balance at December 31, 2006	$8,725	$91,123	$(3,093)		$96,755
Net income	---	12,675	---	$12,675	12,675
Other comprehensive income:
Unrealized holding gains on available for sale securities net of deferred taxes of $582	---	---	---	1,081	---
Reclassification adjustment, net of income taxes of ($18)	---	---	---	(33)	---
Minimum pension liability adjustment, net of deferred taxes of $186	---	---	---	345	---
Other comprehensive income, net of tax of $750	---	---	1,393	1,393	1,393
Total comprehensive income	---	---	---	$14,068	---
Cash dividend ($0.76 per share)	---	(5,298)	---		(5,298)
Exercise of stock options	21	177	---		198
Common stock repurchased	(56)	(867)	---		(923)
Balance at December 31, 2007	$8,690	$97,810	$(1,700)		$104,800

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
$ in thousands.	2007	2006	2005
Cash Flows from Operating Activities
Net income	$12,675	$12,632	$12,424
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	423	49	567
Deferred income tax expense (benefit)	(144)	249	69
Depreciation of premises and equipment	1,013	992	1,017
Amortization of intangibles	1,138	1,137	1,117
Amortization of premiums and accretion of discounts, net	237	255	395
(Gains) losses on sale and calls of securities available for sale, net	(51)	8	(189)
(Gains) losses on calls of securities held to maturity, net	---	(38)	189
Losses and writedowns on other real estate owned	38	10	137
Originations of mortgage loans held for sale	(19,780)	(19,830)	(16,912)
Sales of mortgage loans held for sale	20,368	19,022	17,915
Gains (losses) on sale and disposal of fixed assets	(6)	(5)	7
Net change in:
Accrued interest receivable	(29)	(537)	(275)
Other assets	(646)	(173)	(1,716)
Accrued interest payable	(71)	138	242
Other liabilities	363	212	474
Net cash provided by operating activities	15,528	14,121	15,461

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(10,070)	(9,338)	12,184
Proceeds from repayments of mortgage-backed securities	6,010	6,503	7,333
Proceeds from sales of securities available for sale	---	1,470	2,999
Proceeds from calls and maturities of securities available for sale	18,329	11,449	12,663
Proceeds from calls and maturities of securities held to maturity	12,015	9,428	13,379
Proceeds from the sale of securities held to maturity	---	799	3,312
Purchases of securities available for sale	(11,288)	(24,220)	(42,635)
Purchases of securities held to maturity	(11,494)	(18,356)	(22,404)
Purchases of loan participations	(3,250)	(2,232)	(3,715)
Collections of loan participations	4,435	3,802	1,361
Acquisitions, net of cash received	---	---	13,178
Loan originations and principal collections, net	(24,965)	(10,085)	(4,764)
Purchase of bank owned life insurance	---	---	(12,000)
Proceeds from disposal of other real estate owned	387	---	547
Recoveries on loans charged off	110	118	254
Additions to premises and equipment	(341)	(887)	(1,748)
Proceeds from sale of premises and equipment	20	6	20
Net cash used in investing activities	(20,102)	(31,543)	(20,036)

Cash Flows from Financing Activities
Net change in time deposits	(1,657)	29,426	7,492
Net change in other deposits	13,304	(10,383)	10,216
Net change in other borrowed funds	(9)	(284)	60

Cash dividends paid	(5,298)	(5,108)	(4,991)
Common stock repurchased	(923)	(1,183)	(744)
Stock options exercised	198	122	164
Net cash provided by financing activities	5,615	12,590	12,197

Net change in cash and due from banks	1,041	(4,832)	7,622
Cash and due from banks at beginning of year	15,283	20,115	12,493
Cash and due from banks at end of year	$16,324	$15,283	$20,115

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$21,816	$18,426	$13,938
Income taxes paid	3,740	3,371	4,127

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for loan losses	$471	$459	$1,101
Loans transferred to other real estate owned	298	24	165
Unrealized gain (loss) on securities available for sale	1,612	246	(3,125)
Minimum pension liability adjustment	531	(2,779)	(41)
Transactions related to acquisitions:
Increase in assets and liabilities:
Loans	---	---	8,831
Deposits	---	---	22,009

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

$ in thousands, except share data and per share data.

Note 1: Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, the National Bank of Blacksburg (NBB), and National Bankshares Financial Services, Inc. (NBFS), (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. Until May 26, 2006 the Company conducted its operations through two full-service banking affiliates, the National Bank of Blacksburg and Bank of Tazewell County. On May 26, 2006, Bank of Tazewell was merged with and into the National Bank.

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

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company has no securities classified as trading securities at December 31, 2007 or 2006.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. The Company evaluates the securities portfolio for possible impairment on an ongoing basis. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In determining whether other-than-temporary impairment exists, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an individual loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans held for sale are sold with the mortgage servicing rights released by the Company.

Loans

The Company, through its banking subsidiary, grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans, particularly commercial mortgages. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience; the nature, volume, and risk characteristics of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; estimated value of any underlying collateral; and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Intangible Assets and Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified during the years ended December 31, 2007, 2006 and 2005.

Intangible assets include customer deposit intangibles. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally ten to twelve years.

Stock-Based Compensation

The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of Bankshares and its subsidiaries an opportunity to acquire shares of National Bankshares, Inc. common stock. The purpose of the 1999 Stock Option Plan is to promote the success of NBI and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 500,000 shares of Bankshares common stock may be granted. The 1999 Stock Option Plan is administered by the Stock Option Committee, which is the NBI Board of Directors’ Compensation Committee, made up entirely of independent directors of National Bankshares, Inc. The Stock Option Committee may determine whether options are incentive stock options or nonqualified stock options and may determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limits the maximum term of any option granted to ten years, states that options may be granted at not less than fair market value on the date of the grant and contains certain other limitations on the exercisability of incentive stock options. The options generally vest 25% after one year, 50% after two years, 75% after three years and 100% after four years. On December 29, 2005, the Company’s Board of Directors passed a resolution stating that all 142,000 previously granted, but unvested, stock options be immediately vested. The vesting was made subject to the provision that any shares of NBI common stock obtained by an option grantee by exercise of an option subject to accelerated vesting may not be sold or otherwise transferred prior to the expiration of the option’s original vesting period. This action was taken to reduce the impact of the “Statement of Financial Accounting Standards No. 123R, Share-Based Payment” on the Company’s earnings over the remaining vesting period of the stock options. At the discretion of the Stock Option Committee options may be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of National Bankshares, Inc. At December 31, 2007, there were 286,000 additional shares available for grant under the plan. For the year ended December 31, 2005, proforma net income and diluted earnings per share were $11,830 and $1.68, respectively, after deducting total stock-based employee compensation under the fair value method for option awards of $594.

Pension Plan

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). The Company recognizes the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. The benefit obligation is the projected benefit obligation. The Company initially recognized the funded status of a defined benefit postretirement plan and provided the required disclosures as of December 31, 2006.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

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

Effective on March 31, 2006, National Bankshares, Inc.’s Board of Directors approved a 2-for-1 stock split of Bankshares’ common stock. All per share information for all periods presented has been retroactively restated to reflect the stock split.

The following shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2007	2006	2005
Average number of common shares outstanding	6,970,982	7,000,695	7,029,058
Effect of dilutive options	14,348	24,040	32,628
Average number of common shares outstanding used to calculate diluted earnings per share	6,985,330	7,024,735	7,061,686

In 2007, 2006 and 2005 stock options representing 93,000, 65,250 and 54,000 shares as restated for the 2-for-1 stock split, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

Advertising

The Company practices the policy of charging advertising costs to expenses as incurred. In 2007, the Company charged $118 to expenses, and in 2006 and 2005, $204 and $210 was expensed, respectively.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the Company as of December 31, 2006. The Company does not expect the implementation of the measurement date provisions of SFAS 158 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption permitted. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Company does not expect the implementation of EITF 06-4 to have a material impact on its consolidated financial statements.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The Company does not expect the implementation of EITF 06-10 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158. The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158. The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The Company does not expect the implementation of FSP No. FAS 158-1 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

Note 2: Restriction on Cash

As members of the Federal Reserve System, the Company’s subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2007 and 2006, the aggregate amounts of daily average required balances approximated $1,589 and $350, respectively.

Note 3: Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2007
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$3,029	$48	$6	$3,071
U.S. Government agencies and corporations	15,677	178	---	15,855
States and political subdivisions	76,760	912	220	77,452
Mortgage-backed securities	26,166	167	74	26,259
Corporate debt securities	32,419	119	640	31,898
Federal Home Loan Bank stock-restricted	1,659	---	---	1,659
Federal Reserve Bank stock-restricted	92	---	---	92
Other securities	2,213	95	---	2,308
Total securities available for sale	$158,015	$1,519	$940	$158,594

	December 31, 2006
Available for sale:	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
U.S. Treasury	$3,033	$	---	$114	$2,919
U.S. Government agencies and corporations	26,799		3	212	26,590
States and political subdivisions	75,566		914	483	75,997
Mortgage-backed securities	30,652		12	329	30,335
Corporate debt securities	31,530		95	1,046	30,579
Federal Home Loan Bank stock-restricted	1,822		---	---	1,822
Federal Reserve Bank stock-restricted	92		---	---	92
Other securities	1,274		127	---	1,401
Total securities available for sale	$170,768		$1,151	$2,184	$169,735

The amortized cost and fair value of single maturity securities available for sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2007.

	December 31, 2007
	Amortized Cost	Fair Value
Due in one year or less	$9,628	$9,561
Due after one year through five years	57,824	58,091
Due after five years through ten years	66,243	66,541
Due after ten years	21,264	21,250
No maturity	3,056	3,151
	$158,015	$158,594

The amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows:

	December 31, 2007
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$33,631	$244	$25	$33,850
States and political subdivisions	63,936	933	274	64,595
Mortgage-backed securities	2,079	17	5	2,091
Corporate debt securities	15,103	126	302	14,927
Total securities held to maturity	$114,749	$1,320	$606	$115,463

	December 31, 2006
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$36,457	$9	$580	$35,886
States and political subdivisions	60,182	853	195	60,840
Mortgage-backed securities	2,489	10	21	2,478
Corporate debt securities	16,626	180	449	16,357
Total securities held to maturity	$115,754	$1,052	$1,245	$115,561

The amortized cost and fair value of single maturity securities held to maturity at December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2007.

	December 31, 2007
	Amortized Cost	Fair Value
Due in one year or less	$3,498	$3,511
Due after one year through five years	48,256	48,788
Due after five years through ten years	41,442	41,982
Due after ten years	21,553	21,182
	$114,749	$115,463

Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2007
	Less Than 12 Months				12 Months or More
	Fair Value			Unrealized Loss	Fair Value	Unrealized Loss
U. S. Treasury	$	---	$	---	$949	$6
U. S. Government agencies and corporations		---		---	8,162	25
State and political subdivisions		12,622		255	29,085	239
Mortgage-backed securities		---		---	10,455	79
Corporate debt securities		1,893		77	34,965	865
Total temporarily impaired securities		$14,516		$332	$83,661	$1,214

	December 31, 2006
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and corporations	$22,734	$83	$38,234	$831
State and political subdivisions	14,449	91	30,503	587
Mortgage-backed securities	13,533	46	16,268	296
Corporate debt securities	---	--	35,462	1,495
Total temporarily impaired securities	$50,716	$220	$120,467	$3,209

The Company had 141 securities with a fair value of $98,177 which were temporarily impaired at December 31, 2007. The total unrealized loss on these securities was $1,546. Losses are attributed to interest rate movements. Credit quality of the securities portfolio is continuously monitored by management. The Company has the ability and intent to hold these securities until maturity or until the cost is recovered. Therefore, the losses associated with these securities are not considered other than temporary at December 31, 2007.

At December 31, 2007 and 2006, securities with a carrying value of $67,286 and $67,325, respectively, were pledged to secure trust deposits and for other purposes as required or permitted by law.

As a member of the Federal Reserve and the Federal Home Loan Bank (FHLB) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans totaling approximately $102,950, and NBB’s capital stock investment in the FHLB.

Note 4: Related Party Transactions

In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to executive officers and directors of Bankshares and its subsidiaries amounting to $2,444 at December 31, 2007 and $2,524 at December 31, 2006. During the year ended December 31, 2007 total principal additions were $694 and principal payments were $774.

Note 5: Allowance for Loan Losses

An analysis of the allowance for loan losses follows:

	Years ended December 31,
	2007	2006	2005
Balance at beginning of year	$5,157	$5,449	$5,729
Provision for loan losses	423	49	567
Loans charged off	(471)	(459)	(1,101)
Recoveries of loans previously charged off	110	118	254
Balance at end of year	$5,219	$5,157.	$5,449.

The following is a summary of information pertaining to impaired loans:

	December 31,
	2007		2006		2005
Impaired loans without a valuation allowance		$1,144	$	---		$174
Impaired loans with a valuation allowance		---		---		---
Total impaired loans		$1,144	$	---		$174
Valuation allowance related to impaired loans	$	---	$	---	$	---

	Years ended December 31,
	2007	2006	2005
Average investment in impaired loans	$1,138	$140	$274
Interest income recognized on impaired loans	---	---	---

Interest income recognized on a cash basis on impaired loans	---	---	11

No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans excluded from impaired loan disclosure under FASB 114 at December 31, 2007 and 2006 were $6 and $0, respectively. If interest on these loans had been accrued, the income would have been $0 and $0 respectively. Loans past due greater than 90 days which continue to accrue interest totaled $1,181 and $681 at December 31, 2007 and 2006, respectively.

Note 6: Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2007	2006
Premises	$14,486	$14,320
Furniture and equipment	11,363	11,029
Construction-in-progress	62	270
	$25,911	$25,619
Accumulated depreciation	(13,895)	(12,917)
Furniture and equipment	$12,016	$12,702

Depreciation expense for the years ended December 2007, 2006 and 2005 amounted to $1,013, $992 and $1,017, respectively.

The Company leases branch facilities under noncancellable operating leases. The future minimum lease payments under these leases (with initial or remaining lease terms in excess of one year) as of December 31, 2007 are as follows: $221 in 2008, $191 in 2009, $99 in 2010, $40 in 2011, $41 in 2012, and $120 thereafter.

Note 7: Deposits

The aggregate amounts of time deposits in denominations of $100 or more at December 31, 2007 and 2006 were $139,379 and $130,682, respectively.

At December 31, 2007 the scheduled maturities of time deposits are as follows:

2008	$282,517
2009	32,424
2010	31,122
2011	15,800
2012	16,705
Thereafter	2,289
$380,857

At December 31, 2007 and 2006, overdraft demand deposits reclassified to loans totaled $1,881 and $639, respectively.

Note 8: Employee Benefit Plans

401(k) Plan

The Company has a Retirement Accumulation Plan qualifying under IRS Code Section 401(k), in which Bankshares, NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2007, 2006 and 2005, the Company contributed $261, $278 and $275, respectively, to the plan.

Employee Stock Ownership Plan

Bankshares has a nonleveraged Employee Stock Ownership Plan (ESOP) which enables employees of Bankshares and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own Bankshares common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the Board of Directors. Contribution expense amounted to $200, $300 and $373 in the years ended December 31, 2007, 2006 and 2005, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2007, the number of allocated shares held by the ESOP was 240,970 and the number of unallocated shares was 8,455. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with ten years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and Bankshares or the ESOP, with the agreement of the Trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require Bankshares or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of its distribution.

Defined Benefit Plan

The Company’s defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. Information pertaining to activity in the plan is as follows:

	December 31,
	2007	2006	2005
Change in benefit obligation
Projected benefit obligation at beginning of year	$11,729	$10,732	$10,220
Service cost	608	574	572
Interest cost	702	648	585
Actuarial (gain)loss	(227)	107	444
Benefits paid	(953)	(332)	(1,089)
Projected benefit obligation at end of year	11,859	11,729	10,732

Change in plan assets
Fair value of plan assets at beginning of year	7,835	6,228	6,392
Actual return on plan assets	763	699	420
Employer contribution	597	1,240	505
Benefits paid	(953)	(332)	(1,089)
Fair value of plan assets at end of year	8,242	7,835	6,228

Funded status at the end of the year	$(3,617)	$(3,894)	$(4,504)

Amounts recognized in the Balance Sheet
Other liabilities	$3,617	$3,894	$1,562

Amounts recognized in accumulated other comprehensive income
Net loss	$3,163	$3,697	$969
Prior service cost	28	37	46
Net obligation at transition	(38)	(51)	(64)
Amount recognized	$3,153	$3,683	$951

Funded status
Benefit obligation	$(11,859)	$(11,729)	$(10,732)
Fair value of assets	8,242	7,835	6,228
Unrecognized net actuarial loss	---	---	2,960
Unrecognized net obligation at transition	---	---	(64)
Unrecognized prior service cost	---	---	46
(Accrued) benefit cost included in other liabilities	$(3,617)	$(3,894)	$(1,562)

Components of net periodic benefit cost
Service cost	$608	$573	$572
Interest cost	702	648	585

Expected return on plan assets	(637)	(527)	(547)
Amortization of prior service cost	9	9	9
Amortization of net obligation at transition	(13)	(13)	(13)
Recognized net actuarial loss	180	221	152
Net periodic benefit cost	$849	$911	$758

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss)
Net (gain)loss	$(535)	$2,777	$(44)
Amortization of prior service cost	(9)	(9)	(9)
Amortization of net obligation at transition	13	12	12
Deferred income tax (benefit) expenses	186	(974)	14
Total recognized	$(345)	$1,806	$(27)

Total recognized in net periodic benefit cost and other comprehensive income, net of income tax (benefit) expense	$504	$2,720	$731

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	6.00%	6.00%	6.00%
Discount rate used for disclosure	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	9.08%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%

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

The Company, as plan sponsor, has adopted a Pension Administrative Committee Policy (the Policy) for monitoring the investment management of its qualified plans. The Policy includes a statement of general investment principles and a listing of specific investment guidelines, to which the committee may make documented exceptions. The guidelines state that, unless otherwise indicated, all investments that are permitted under the Prudent Investor Rule shall be permissible investments for the pension plan. All plan assets are to be invested in marketable securities. Certain investments are prohibited, including commodities and future contracts, private placements, repurchase agreements, options and derivatives. The Policy establishes quality standards for fixed income investments and mutual funds included in the pension plan trust. The Policy also outlines diversification and asset allocation standards.

The pension plan’s weighted average asset allocations at October 31, 2007 and 2006 are as follows:

Asset Allocation	2007	2006
U. S. Government obligations	15%	19%
Mutual funds - equity	19%	24%
Corporate bonds	20%	12%
Equity securities	37%	36%
Other	9%	9%

42

100%	100%

The Company’s required minimum pension contribution for 2008 has not yet been determined, but it is estimated to be $671.
Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2008	$53
2009	75
2010	279
2011	302
2012	339
2013 - 2017	2,990

Note 9: Stock Option Plan

The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of Bankshares and its subsidiaries an opportunity to acquire shares of National Bankshares, Inc. common stock. The purpose of the 1999 Stock Option Plan is to promote the success of Bankshares and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 500,000 shares of Bankshares common stock may be granted. The 1999 Stock Option Plan is administered by the Stock Option Committee, which is the Bankshares Board of Directors’ Compensation Committee, made up entirely of independent directors of National Bankshares, Inc. The Stock Option Committee may determine whether options are incentive stock options or nonqualified stock options and may determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limits the maximum term of any option granted to ten years, states that options may be granted at not less than fair market value on the date of the grant and contains certain other limitations on the exercisability of incentive stock options. The options generally vest 25% after one year, 50% after two years, 75% after three years and 100% after four years. On December 29, 2005, the Company’s Board of Directors passed a resolution stating that all 142,000 (as restated for the 2-for-1 stock split on March 31, 2006) previously granted, but unvested, stock options be immediately vested. The vesting was made subject to the provision that any shares of NBI common stock obtained by an option grantee by exercise of an option subject to accelerated vesting may not be sold or otherwise transferred prior to the expiration of the option’s original vesting period. This action was taken to reduce the impact of the “Statement of Financial Accounting Standards No. 123R, Share-Based Payment” on the Company’s earnings over the remaining vesting period of the stock options. At the discretion of the Stock Option Committee, options may be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of National Bankshares, Inc. Effective on April 1, 2006, the number of shares and the option price of all previously-granted options were adjusted to reflect the effects of the March 31, 2006 2-for-1 stock split. This action was taken to comply with the terms of the Company’s stock option agreements. The information that follows also has been adjusted to reflect the effects of the March 31, 2006 stock split. At December 31, 2007, there were 286,000 additional shares available for grant under the plan. There were no nonvested shares outstanding at December 31, 2007.

A summary of the status of the Company’s stock option plan is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	161,790	$20.46
Granted	---
Exercised	(16,790)	11.78
Forfeited or expired	---
Outstanding at December 31, 2007	145,000	$21.46	6.10	$	---
Exercisable at December 31, 2007	145,000	$21.46	6.10	$	---

The intrinsic value of shares exercised were $89, $136 and $160 for 2007, 2006 and 2005, respectively. At December 31, 2007 there were no nonvested shares.

Note 10: Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

Allocation of income tax expense between current and deferred portions is as follows:

	Years ended December 31,
	2007	2006	2005
Current	$3,874	$3,539	$3,855
Deferred	(144)	249	69
Total income tax expense	$3,730	$3,788	$3,924

The following is a reconciliation of the “expected” income tax expense, computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense, with the reported income tax expense:

	Years ended December 31,
	2007	2006	2005
Computed “expected” income tax expense	$5,742	$5,747	$5,722
Tax-exempt interest income	(2,090)	(1,919)	(1,947)
Nondeductible interest expense	344	277	196
Other, net	(266)	(317)	(47)
Reported income tax expense	$3,730	$3,788	$3,924

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses and unearned fee income	$1,855	$1,804
Valuation allowance on other real estate owned	---	33
Deferred compensation and other liabilities	1,637	1,579
Net unrealized losses on securities available for sale	---	360
	$3,492	$3,776
Deferred tax liabilities:
Fixed assets	$(140)	$(170)
Discount accretion on securities	(117)	(117)
Deposit intangibles and goodwill	(410)	(268)
Other	(148)	(142)
Net unrealized gains on securities available for sale	(204)	---
	(1,019)	(697)
Net deferred tax asset	$2,473	$3,079

The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2007 and 2006 due to the fact that the realization of the entire gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.

Note 11: Restrictions on Dividends

Bankshares’ principal source of funds for dividend payments is dividends received from its subsidiary banks. For the years ended December 31, 2007, 2006, and 2005, dividends received from subsidiary banks were $6,698, $5,859 and $5,795, respectively.

Substantially all of Bankshares’ retained earnings are undistributed earnings of its banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2007, retained net income, which was free of such restriction, amounted to approximately $20,033.

Note 12: Minimum Regulatory Capital Requirement

The Company (on a consolidated basis) and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and the bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notifications from the appropriate regulatory authorities categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed the bank’s category. The Company’s and the bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the following tables.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total capital (to risk weighted assets)
Bankshares consolidated	$96,918	15.7%	$49,481	8.0%	N/A	N/A
NBB	92,468	15.1%	49,098	8.0%	$61,373	10.0%
Tier 1 capital (to risk weighted assets)
Bankshares consolidated	$91,661	14.8%	$24,740	4.0%	N/A	N/A
NBB	87,249	14.2%	24,549	4.0%	$36,824	6.0%
Tier 1 capital (to average assets)
Bankshares consolidated	$91,661	10.6%	$34,494	4.0%	N/A	N/A
NBB	87,249	10.2%	34,225	4.0%	$42,781	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total capital (to risk weighted assets)
Bankshares consolidated	$89,081	15.0%	$47,399	8.0%	N/A	N/A
NBB	85,061	14.5%	47,072	8.0%	$58,840	10.0%
Tier 1 capital (to risk weighted assets)
Bankshares consolidated	$83,873	14.2%	$23,700	4.0%	N/A	N/A
NBB	79,904	13.6%	23,836	4.0%	$35,304	6.0%
Tier 1 capital (to average assets)
Bankshares consolidated	$83,873	10.0%	$33,523	4.0%	N/A	N/A
NBB	79,904	9.6%	33,425	4.0%	$41,781	5.0%

Note 13: Condensed Financial Statements of Parent Company

Financial information pertaining only to Bankshares (Parent) is as follows:

Condensed Balance Sheets

	December 31,
	2007	2006
Assets
Cash due from subsidiaries	$36	$65
Securities available for sale	3,694	2,998
Investments in subsidiaries, at equity	101,050	93,462
Refundable income taxes due from subsidiaries	84	160
Other assets	502	526
Total assets	$105,366	$97,211

Liabilities And Stockholders’ Equity
Other liabilities	$566	$456
Stockholders’ equity	104,800	96,755
Total liabilities and stockholders’ equity	$105,366	$97,211

Condensed Statements of Income

	Years Ended December 31,
	2007	2006	2005
Income
Dividends from Subsidiaries	$6,698	$5,859	$5,795
Interest on securities – taxable	26	24	26
Interest on securities – nontaxable	68	84	117
Other income	1,147	1,033	1,072
Securities gains	30	2	25
	7,969	7,002	7,035

Expenses
Other expenses	1,643	1,605	1,519
Income before income tax benefit and equity in undistributed net income of subsidiaries	6,326	5,397	5,516
Applicable income tax benefit	136	187	136
Income before equity in undistributed net income of subsidiaries	6,462	5,584	5,652
Equity in undistributed net income of subsidiaries	6,213	7,048	6,772
Net income	$12,675	$12,632	$12,424

Condensed Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
Cash Flows From Operating Expenses
Net income	$12,675	$12,632	$12,424

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(6,213)	(7,048)	(6,772)
Amortization of premiums and accretion of discounts, net	26	27	11
Depreciation expense	7	9	4
Securities (gains)	(30)	(2)	(25)
Net change in refundable income taxes due from subsidiaries	76	(62)	9
Net change in other assets	7	---	(248)
Net change in other liabilities	155	(87)	162
Net cash provided by operating activities	6,703	5,469	5,565

Cash Flows From Investing Activities
Purchases of securities available for sale	(909)	(1,044)	(1,414)
Proceeds from sales of securities available for sale	---	---	1,387
Maturities and calls of securities available for sale	200	1,751	---
Net cash (used in) provided by investing activities	(709)	707	(27)

Cash Flows From Financing Activities
Cash dividends paid	(5,298)	(5,108)	(4,991)
Common stock repurchased	(923)	(1,183)	(744)
Exercise of stock options	198	122	164
Net cash used in financing activities	(6,023)	(6,169)	(5,571)
Net change in cash	(29)	7	(33)
Cash due from subsidiaries at beginning of year	65	58	91
Cash due from subsidiaries at end of year	$36	$65	$58

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

The Company’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company may require collateral or other security to support the following financial instruments with credit risk.

At December 31, 2007, and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2007	2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$81,685	$125,447
Standby letters of credit	11,030	8,391
Mortgage loans sold with potential recourse	20,368	19,022

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2007, the Company originated $19,780 and sold $20,368 to investors, compared to $19,830 originated and $19,022 sold in 2006. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.

At December 31, 2007, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $281 and loans held for sale of $220. The Company has entered into commitments, on a best-effort basis, to sell loans of approximately $501. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2007 that exceeded the insurance limits of the Federal Deposit Insurance Corporation was $29,593.

Note 15: Concentrations of Credit Risk

The Company does a general banking business, serving the commercial and personal banking needs of its customers. NBB’s market area, in southwest Virginia is made up of the counties of Montgomery, Giles, Pulaski, Tazewell, Wythe, Smyth and Washington. It also includes the independent cities of Radford and Galax, and the portions of Carroll and Grayson Counties that are adjacent to Galax. In addition, it serves those portions of Mercer County and McDowell West Virginia that are contiguous with Tazewell County. Substantially all of NBB’s loans are made in its market area. The ultimate collectibility of the bank’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions of the market area. The Company’s operating results are therefore closely correlated with the economic trends within this area.

At December 31, 2007 and 2006, approximately $281,647 and $258,212, respectively, of the loan portfolio was concentrated in commercial real estate. This represents approximately 54% of the loan portfolio at December 31, 2007 and 52% at December 31, 2006. Included in commercial loans at December 31, 2007 and 2006 was approximately $146,777 and $133,049, respectively, in loans for college housing and professional office buildings. This represents approximately 28% and 27% of the loan portfolio at December 31, 2007 and 2006, respectively. Loans secured by residential real estate were approximately $147,586 and $151,106 at December 31, 2007 and 2006, respectively. This represents approximately 28% of the loan portfolio at December 31, 2007 and 30% at December 31, 2006, respectively. Loans secured by automobiles were approximately $15,791 and $16,282 at December 31, 2007 and 2006, respectively. This represents approximately 3% of the loan portfolio at December 31, 2007 and 2006.

The Company has established operating policies relating to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property and with loan amounts established based on certain percentage limitations of the property’s total stated or appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower or project based on available financial information. Management considers the concentration of credit risk to be minimal.

Note 16: Fair Value of Financial Instruments and Interest Rate Risk

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the fair discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits.

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

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate – commercial, real estate – construction, real estate – mortgage, credit card and other consumer loans. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan, as well as estimates for prepayments. The estimate of maturity is based on the Company’s historical experience with repayments for loan classification, modified, as required, by an estimate of the effect of economic conditions on lending.

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2007 and 2006, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$16,324	$16,324	$15,283	$15,283
Interest-bearing deposits	29,687	29,687	19,617	19,617
Securities	273,343	274,057	285,489	285,296
Mortgage loans held for sale	220	220	808	808
Loans, net	518,435	508,453	495,486	477,859
Accrued interest receivable	5,711	5,711	5,682	5,682
Financial liabilities:
Deposits	$776,339	$778,130	$764,692	$755,564
Other borrowed funds	64	64	73	73
Accrued interest payable	792	792	863	863

Note 17: Selected Quarterly Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006:

49

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data
Interest income	$12,530	$12,695	$12,693	$12,851
Interest expense	5,416	5,370	5,442	5,517
Net interest income	7,114	7,325	7,251	7,334
Provision for loan losses	(3)	13	119	294
Noninterest income	2,179	2,259	2,125	2,197
Noninterest expense	5,257	5,504	5,100	5,095
Income taxes	923	927	961	919
Net income	$3,116	$3,140	$3,196	$3,223

Per Share Data
Basic net income per share	$0.45	$0.45	$0.46	$0.46
Fully diluted net income per share	0.45	0.45	0.46	0.46
Cash dividends per share	---	0.37	---	0.39
Book value per share	14.30	14.14	14.77	15.07

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$11,583	$11,849	$12,042	$12,427
Interest expense	4,238	4,374	4,691	5,261
Net interest income	7,345	7,475	7,351	7,166
Provision for loan losses	17	7	16	9
Noninterest income	2,059	2,212	2,232	2,299
Noninterest expense	5,499	5,401	5,396	5,374
Income taxes	885	1,052	970	881
Net income	$3,003	$3,227	$3,201	$3,201

Per Share Data:
Basic net income per share	$0.43	$0.46	$0.46	$0.46
Fully diluted net income per share	0.43	0.46	0.46	0.46
Cash dividends per share	---	0.36	---	0.37
Book value per share	13.44	13.31	14.00	13.86

Note 18. Intangible Assets and Goodwill

Effective January 1, 2001, the Company adopted SFAS No. 142, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2007, 2006 or 2005.

Information concerning goodwill and intangible assets for years ended December 31, 2007 and 2006 is presented in the following table:

	Gross Carrying Value	Accumulated Amortization		Net Carrying Value
December 31, 2007
Amortizable core deposit intangibles	$16,257		$7,267	$8,990
Unamortizable goodwill	$5,848	$	---	$5,848

December 31, 2006
Amortizable core deposit intangibles	$16,257		$6,129	$10,128
Unamortizable goodwill	$5,848	$	---	$5,848

As of December 31, 2007, the estimated amortization expense of core deposit intangibles are as follows:

2008	$1,120
2009	1,094
2010	1,084
2011	1,084
2012	1,084
Thereafter	3,524
Total	$8,990

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

National Bankshares, Inc.

Blacksburg, Virginia

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited National Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Bankshares, Inc. and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bankshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, National Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia

February 28, 2008

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting.

To the Stockholders

National Bankshares, Inc.

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2007.

The Board of Directors, acting through its Audit committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent auditor and approves decisions regarding the appointment or removal of the Company Auditor. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee.

/s/ JAMES G. RAKES	/s/ J. ROBERT BUCHANAN
Chairman, President and Chief Executive Officer	Treasurer and Chief Financial Officer

Item 9B. Other Information

Not Applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to the directors of Bankshares is set out under the caption “Election of Directors” on pages 2 and 3 of Bankshares’ Proxy Statement dated March 12, 2008 which information is incorporated herein by reference.

The Board of Directors of Bankshares has a standing audit committee made up entirely of independent directors, as that term is defined in the NASDAQ Stock Market Rules. In 2007, Dr. J. M. Lewis chaired the Audit Committee and its members were Mr. L. J. Ball, Mr. J. W. Bowling and Mr. J. H. Harry. Each member of the Audit Committee has extensive business experience; however, the Committee has identified Dr. Lewis as its financial expert, since he has a professional background which involves financial oversight responsibilities. Dr. Lewis currently oversees the preparation of financial statements in his role as President of New River Community College. He previously served as the College’s Chief Financial Officer. The Audit Committee’s Charter is available on the Company’s web site at www.nationalbankshares.com.

The Company and each of its subsidiaries have adopted Codes of Ethics for directors, officers and employees, specifically including the Chief Executive Officer and Chief Financial Officer of Bankshares. These Codes of Ethics are available on the Company’s web site at www.nationalbankshares.com.

The following is a list of names and ages of all executive officers of Bankshares; their terms of office as officers; the positions and offices within Bankshares held by each officer; and each person’s principal occupation or employment during the past five years.

Name	Age	Offices and Positions Held	Year Elected an Officer/Director
James G. Rakes	63	Chairman, President and Chief Executive Officer, National Bankshares, Inc.; President and Chief Executive Officer of The National Bank of Blacksburg since 1983 and Chairman since 2005. Chairman, President and Treasurer of National Bankshares Financial Services, Inc. since 2001.	1986
J. Robert Buchanan	57	Treasurer, National Bankshares, Inc.; Executive Vice President/Chief Financial Officer of The National Bank of Blacksburg since 2006; prior thereto Executive Vice President/Chief Operating Officer and Secretary of Bank of Tazewell County since 2003; prior thereto Cashier and Senior Vice President/Chief Financial Officer of The National Bank of Blacksburg since 1998.	1998
Marilyn B. Buhyoff	59	Secretary & Counsel, National Bankshares, Inc.; Counsel of The National Bank of Blacksburg since 1989, Trust Officer since 2004, and prior thereto Senior Vice President/ Administration, since 1992. Secretary of National Bankshares Financial Services, Inc. since 2001, and Executive Vice President since 2004.	1989
F. Brad Denardo	55	Corporate Officer, National Bankshares, Inc.; Executive Vice President/Chief Operating Officer of The National Bank of Blacksburg since 2002; prior thereto Executive Vice President/Loans of The National Bank of Blacksburg since 1989.	1989

Item 11. Executive Compensation

The information set forth under “Executive Compensation” on pages 8 through 15 of Bankshares’ Proxy Statement dated March 12, 2008 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under “Stock Ownership of Directors and Executive Officers” on pages 1 and 2 of Bankshares’ Proxy Statement dated March 12, 2008 for the Annual Meeting of Stockholders to be held April 8, 2008 is incorporated herein by reference.

The following table summarizes information concerning National Bankshares equity compensation plans at December 31, 2007:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by stockholders-1999 Stock Incentive Plan	145,000	$21.46	286,000
Equity compensation plans not approved by stockholders	---	---	---
Total	145,000	$21.46	286,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under “Director Independence and Certain Transactions With Officers and Directors” on pages 4 and 5 of Bankshares’ Proxy Statement dated March 12, 2008 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The following fees were paid to Yount, Hyde & Barbour, P.C., Certified Public Accountants, for services provided to Bankshares for the years ended December 31, 2007 and 2006. The Audit Committee determined that the provision of non-audit services by Yount, Hyde & Barbour P.C. did not compromise the firm’s ability to maintain its independence.

Principal Accounting Fees and Services

	2007		2006
	Fees	Percentage	Fees	Percentage
Audit fees	$85,750	74%	$76,000	71%
Audit-related fees	20,824	18%	26,000	24%
Tax fees	9,954	8%	5,500	5%
	$116,528	100%	$107,500	100%

Audit fees: Audit and review services and review of documents filed with the SEC.
Audit-related fees: Employee benefit plan audits and consultation concerning financial accounting and reporting standards.

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

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of December 31, 2007 and 2006

Consolidated Statements of Income – Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders Equity – Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows – Years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Annual Report on Form 10-K.

(a) (3) Exhibits

A list of the exhibits filed or incorporated in this Annual Report by reference is as follows:

Exhibit No.	Description	Page No. in Sequential System
3(i)	Articles of Incorporation, as amended, of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
3(i)	Articles of Amendment to Articles of Incorporation of National Bankshares, Inc., dated April 8, 2003	(incorporated herein by reference to Exhibit 3(i) of the Annual Report on Form 10K for fiscal year ended December 31, 2003)
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
+3(ii)	Amended By-laws of National Bankshares, Inc.	Page 66 - 73
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
4(i)	Article Four of the Articles of Incorporation of National Bankshares, Inc. included in Exhibit No. 3(a)	(incorporated herein by reference to Exhibit 4(b) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
10(ii)(B)	Computer software license agreement dated June 18, 1990, by and between Information Technology, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10K for fiscal year ended December 31, 1992)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Employment Agreement dated January 2002 between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of Form 10Q for the period ended June 30, 2002)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Change in Control Agreement dated January 5, 2003, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10K for the period ended December 31, 2002)
*10(iii)(A)	Change in Control Agreement dated January 8, 2003, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10K for the period ended December 31, 2002)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)

*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between Bank of Tazewell County and J. Robert Buchanan	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	First Amendment to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment to Bank of Tazewell County Salary Continuation Agreement for J. Robert Buchanan	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
+21(i)	Subsidiaries of National Bankshares, Inc.	Page 64
+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	Page 65
+31(i)	Section 906 Certification of Chief Executive Officer	Page 59
+31(ii)	Section 906 Certification of Chief Financial Officer	Page 60
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 62
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 62

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

Date: March 12, 2008

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

Date: March 12, 2008

/s/ JAMES G. RAKES
James G. Rakes Chairman, President & Chief Executive Office (Principal Executive Officer)

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

Date: March 12, 2008

/s/ J. ROBERT BUCHANAN
J. Robert Buchanan Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Date	Title

/s/ L. J. BALL	03/12/2008	Director
L. J. Ball

/s/ J. W. Bowling	03/12/2008	Director
Jack W. Bowling

/s/ J. H. HARRY	03/12/2008	Director
J. H. Harry

/s/ J. M. LEWIS	03/12/2008	Director
J. M. Lewis

/s/ M. G. MILLER	03/12/2008	Director
M. G. Miller

/s/ W. A. PEERY	03/12/2008	Director
W. A. Peery

/s/ J. G. RAKES	03/12/2008	Chairman of the Board
J. G. Rakes		President and Chief Executive Officer – National Bankshares, Inc.

/s/ G. P. REYNOLDS	03/12/2008	Director
G. P. Reynolds

/s/ J. M. SHULER	03/12/2008	Director
J. M. Shuler

Exhibit 32(i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO U.S.C. SECTION 1350

In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2007, I, James G. Rakes, Chairman, President and Chief Executive Officer of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1)	such Form 10-K for the year ended December 31, 2007, fully complies with the requirements of section 13(a) or 15(d) of the Securties Act of 1934; and

(2)

the information contained in such Form 10-K for the year ended December 31, 2007, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes Chairman, President & Chief Executive Office (Principal Executive Officer)

Exhibit 32(ii)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO U.S.C. SECTION 1350

In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2007, I, J. Robert Buchanan, Treasurer of National Bankshares, Inc., hereby certify pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1) such Form 10-K for the year ended December 31, 2007, fully complies with the requirements of section 13(a) or 15(d) of the Securties Act of 1934; and

(2) the information contained in such Form 10-K for the year ended December 31, 2007, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ J. ROBERT BUCHANAN
J. Robert Buchanan Treasurer (Principal Financial Officer)

Index of Exhibits

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit No.	Title	Page Number
21(i)	Subsidiaries of National Bankshares, Inc.	Page 64
23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8.	Page 65
31(i)	Section 906 Certification of Chief Executive Officer	Page 59
31(ii)	Section 906 Certification of Chief Financial Officer	Page 60
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 62
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 62

Exhibit No. 21(i)

SUBSIDIARIES

OF

NATIONAL BANKSHARES, INC.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-79979 on Form S-8 of National Bankshares, Inc. of our report dated February 28, 2008 relating to our audits of the consolidated financial statements and internal control over financial reporting, which appear in this Annual Report on Form 10-K of National Bankshares, Inc. for the year ended December 31, 2007.

Winchester, Virginia

March 12, 2008

AMENDED AND RESTATED

BYLAWS

OF

NATIONAL BANKSHARES, INC

BLACKSBURG, VIRGINIA

Adopted November 24, 1993

Amended May 29, 1996

Amended November 14, 2007

ARTICLE I. SHAREHOLDERS

SECTION 1.1. Annual Meeting.

The annual meeting of the shareholders to elect and for the transaction of such other business as may properly come before the meeting shall be held on the second Tuesday in April each year or, if such date falls on a legal holiday, the next business day.

SECTION 1.2. Special Meetings.

Special meetings of shareholders may be called by the Chairman of the Board of Directors, the President or by a majority of the Board of Directors. Business transacted at all special meetings shall be confined to the purpose(s) stated in the notice.

SECTION 1.3. Place of Meeting.

The Board of Directors (the “Board”) may designate any place inside or outside Virginia for any annual or special meeting of the shareholders. If no designation is made, the meeting will be at the principal office of the Corporation.

SECTION 1.4. Notice of Meeting.

Except as otherwise required by the Virginia Stock Corporation Act, as now in effect or hereafter from time to time amended (the “Act”), written notice stating the time and location of the meeting, and, in case of a special meeting, the purpose(s) of the meeting, shall be delivered not less than ten nor more than sixty days before the meeting date, either personally or by mail, to each shareholder of record entitled to vote at such meeting. If mailed, the notice will be deemed to be delivered when deposited in the United States mail, postage prepaid, addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation.

SECTION 1.5. Closing of Transfer Books or Fixing of Record Date.

For the purpose of determining shareholders entitled to notice of or vote at any shareholders’ meeting, or any adjournment thereof, or entitled to receive payment of any dividend, or in order to determine shareholders for any other proper purpose, the Board may close the stock transfer books for a stated period not to exceed seventy days. If the stock transfer books are closed to determine shareholders entitled to notice of or vote at a shareholders’ meeting, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the stock transfer books, the Board may fix in advance a date as the record date for a determination of shareholders, such date to be not more than seventy days, and in case of a shareholders’ meeting, not less than ten days, prior to the date on which the particular action requiring a determination of shareholders is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or vote at a shareholders’ meeting, or shareholders entitled to receive payment of a dividend, the day before the notice of the meeting is mailed or the date on which the resolution of the Board declaring such dividend is adopted, as the case may be, shall be the record date for the determination of shareholders. Any determination of shareholders entitled to vote at a shareholders’ meeting made as provided in this Section shall apply to any adjournment thereof, unless the Board fixes a new record date, which it shall do if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting.

SECTION 1.6. Presiding Officer and the Secretary.

The Chairman or the President, or, in their absence, an officer designated by the Board, shall preside at all shareholder meetings, and the Secretary shall serve as secretary. Otherwise, a chairman or secretary shall be elected by a majority vote of the shareholders present to act in the absence of those officers.

SECTION 1.7. Voting Lists.

The Secretary or other person having charge of the stock transfer books of the Corporation shall make, at least ten days before each shareholders’ meeting, a complete list of the shareholders entitled to vote at such meeting, or any adjournment thereof, with the address of and the number of shares held by each, which list, for a period of ten days prior to such meeting, shall be kept on file at the registered office of the Corporation and shall be subject to inspection by any shareholder at any time during usual business hours, subject to any limitations on such right provided by the Act or other provisions of law. Such list shall also be produced and kept open at the time and place of the meeting for inspection by any shareholder during the whole time of the meeting for the purposes thereof. The original stock transfer book is prima facie evidence as to the shareholders who are entitled to examine such list or transfer books or to vote at any shareholders’ meeting.

SECTION 1.8. Quorum.

Unless otherwise provided in the Corporation’s Articles of Incorporation (the “Articles”), a majority of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a shareholders’ meeting. If less than a quorum is present at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum is present or represented, any business may be transacted which might have been transacted at the original meeting. The affirmative vote of the majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders, unless the vote of a greater number is required by the Act or the Articles, and except that in the election of directors those receiving the greatest number of votes shall be deemed elected, even though not receiving a majority.

SECTION 1.9. Proxies.

At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by his duly authorized attorney in fact. Such proxy shall be filed with the Secretary before or at the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

SECTION 1.10. Action by Shareholders Without a Meeting.

Any action required to be taken at a meeting of the shareholders of the Corporation, or any action which may be taken at a meeting of the shareholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

SECTION 1.11. Shareholder Proposals or Nominations.

No business shall be transacted at any meeting of shareholders, except such business as shall be (a) specified in the notice of meeting given as provided in Section 1.4 of this Article I; (b) otherwise brought before the meeting by or at the directions of the Board; or (c) otherwise brought before the meeting by a shareholder of record of the Corporation entitled to vote at the meeting in compliance with the procedure set forth in this Section 1.11. For business to be brought before a meeting by a shareholder pursuant to (c) above, the shareholder must have given timely notice in writing to the President of the Corporation. To be timely, a shareholder’s notice shall be delivered to, or mailed and received at, the principal executive offices of the Corporation not less than sixty days nor more than ninety days prior to the meeting; provided, however, in the event that less than seventy days’ notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting is called on the date indicated by Section 1.1 of this Article I without regard to when public disclosure thereof is made. Notice of actions to be brought before a meeting pursuant to (c) above shall set forth, as to each matter the shareholder proposes to bring before the meeting; (a) a brief description of the business desired to be brought before the meeting and the reasons for bringing such business before the meeting; and (b) as to the shareholder giving the notice, (i) the name and address, as they appear on the Corporation’s books, of such shareholder, (ii) the classes and number of shares of the Corporation which are owned of record or beneficially by such shareholder, and (iii) any material interest of such shareholder in such business other than his interest as a shareholder of the Corporation. Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted on a shareholder proposal or nomination except in accordance with the provisions set forth in this Section 1.11. The requirements of this Section are in addition to any other requirements established by law and do not impair the effect of the requirements of Section 1.2 of these Bylaws relating to business permitted to be transacted at special shareholders’ meetings. The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that any business was not properly brought before the meeting in accordance with the provision prescribed by these Bylaws and, if he should so determine, he shall so declare to the meeting and any such business not so properly brought before the meeting shall not be transacted.

ARTICLE II. BOARD OF DIRECTORS

SECTION 2.1. General Powers.

The business and affairs of the Corporation shall be managed and administered by the Board of Directors. Except as limited by the Act, all corporate powers shall be vested in and exercised by the Board.

SECTION 2.2. Number, Tenure and Qualifications.

The number of directors of the Corporation shall be nine. The number of directors may be increased or decreased from time to time by amendment of these Bylaws within the variable range established by the Articles. At each annual meeting of shareholders, the number of directors equal to the number of the class whose term expires at the time of such meeting shall be elected to hold office until the third succeeding annual meeting and until their successors shall have been elected and qualify.

Directors reaching the age of 73 shall be ineligible for renomination to the Board of Directors of the Corporation at the expiration of the term of office during which the director becomes 73 years of age; provided, however, that the foregoing clause shall not apply to Charles L. Boatwright, T.C. Bowen, Jr., A.A. Crouse, R.E. Dodson, and William T. Peery.

SECTION 2.3. Regular Meetings.

A meeting of the Board shall be held immediately after each annual meeting of shareholders without notice other than that given by these Bylaws, at which meeting there shall be elected at least a Chairman of the Board (the “Chairman”), a President, a Secretary and a Treasurer, who shall hold such offices until the first meeting of the Board following the next annual meeting of shareholders and until their successors shall be elected and qualify or until their earlier resignation or removal. Regular meetings of the Board shall be held as provided by resolution of the Board.

SECTION 2.4. Special Meetings.

Special meetings of the Board may be called by or at the request of the Chairman, the President or by a majority of the Board. The person or persons calling a special meeting of the Board may fix any place inside or outside Virginia as the place for holding that special meeting.

SECTION 2.5. Action by Directors Without a Meeting; Telephonic Attendance.

Any action of the board, or of any committee of the Board, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors, or by all of the members of the committee, as the case may be. Directors may participate in meetings of the Board and committees of the Board by, and such meetings may be conducted through, the use of any means of communication by which all directors participating may simultaneously hear each other during the meeting. Directors so participating are deemed to be present in person at the meeting and will be counted in determining whether a quorum is present.

SECTION 2.6. Notice.

Notice of any special meeting (which notice need not state the purpose of or business to be conducted at the meeting) shall be given by written notice delivered personally or mailed to each director at his business address, or by telephone, facsimile or telegram. If notice is by personal delivery, facsimile or telephone, the delivery, facsimile transmission or telephone call shall be at least two days prior to the special meeting. If notice is given by mail or telegram, such notice shall be deposited in the United States mail, postage prepaid, and addressed to each director at his business address or delivered to the telegraph company, as the case may be, at least five days prior to the special meeting.

SECTION 2.7. Quorum.

Except as may otherwise be provided in the Articles or in these Bylaws, a majority of the full Board or of the full membership of any committee thereof shall constitute a quorum for the transaction of business at any meeting of the Board or such committee, as the case may be. If less than such majority is present at a meeting, a majority of directors present may adjourn the meeting from time to time without further notice.

SECTION 2.8. Committees.

By resolution, the Board shall designate from among Board members an Executive Committee, which shall exercise all of the authority of the Board except as limited by law, the Articles or the Board itself. The Executive Committee may take no action described in Subsections, (i), (ii), (iii), (iv), or (v) of Subsection 2.9(b) of these Bylaws. Such action may only be taken by the Board of Directors as described in such Subsections. The Board may designate from among its members other committees for such purposes and with such powers as the Board may determine. All committees shall keep regular minutes of their meetings and shall report their actions to the Board at its next regular meeting.

SECTION 2.9. Manner of Acting.

(a)

The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board or any committee thereof, unless the Articles or these Bylaws require the vote of a greater number of directors.

(b)	Notwithstanding the foregoing or any other provision in these bylaws, the affirmative vote of six (6) out of nine (9) directors shall be required to approve any of the following actions:

(i)

Authorization for the Corporation as sole shareholder of Bank of Tazewell County to vote in the election of any person to serve on the board of directors of Bank of Tazewell County or in the removal as a director of any person serving on the board of directors of Bank of Tazewell County except that action by the Corporation as sole shareholder of the Bank of Tazewell County may be authorized by the Board of this Corporation as if this subsection 2.9(b) were not a part of the Corporation’s Bylaws in the event that the Corporation’s Board of Directors determines as a part of its authorization for removal or a court of competent jurisdiction or regulatory authority having jurisdiction over the Bank of Tazewell County determines that such director(s) which has a material adverse financial effect on Bank of Tazewell County or have engaged in conduct as director(s) for which he or they would not be entitled to indemnification under the Articles of Bank of Tazewell County as amended.

(ii)	Authorization for the Corporation as sole shareholder of the Bank of Tazewell County to vote on any proposed amendment to the articles of incorporation or bylaws of the Bank of Tazewell County;

(iii)

Authorization for the Corporation as sole shareholder of the Bank of Tazewell County to vote on the merger, consolidation or sale of all or substantially all of the assets of the Bank of Tazewell County.

(iv)	A recommendation to the shareholders of the Corporation to merge, consolidate or sell all or substantially all of the assets of the Corporation, where such recommendations is required by law; and

(v)	A modification prior to January 1, 2001 to any of the following provisions of the Bylaws added to such Bylaw by these amendment;

(1)	the first sentence of Section 2.2;

(2)	the last paragraph of Section 2.2;

(3)	the second sentence of Section 2.8; and/or

(4)	subsection 2.9(b)(i) through (iv)

On and after January 1, 2001 subsections 2.9.(b)(i) through (iv) may be amended or repealed by the Directors of the Corporation as if this subsection 2.9(b)(v) had not been adopted and as of January 1, 2001 this subsection 2.9(b)(v) shall automatically and without further action cease to be of force and effect.

SECTION 2.10. Vacancies.

Any vacancy occurring in the Board, including a vacancy resulting from an increase by not more than two in the number of directors, may be filled by the affirmative vote of a majority of the remaining directors, though less than a quorum of the Board. If a vacancy is filled by the shareholders, a vacant office held by a director elected by a voting group of shareholders shall be filled by vote of only the holders of that voting group.

SECTION 2.11. Compensation.

Payment to the directors for the expense, if any, of attendance at meetings of the Board, and of a fixed sum for attendance at meetings of the Board or a stated salary as director may be authorized by Board resolution. Members of special or standing committees may be authorized by Board resolution to receive compensation for attending meetings.

SECTION 2.12. Honorary Directors.

The Board shall not appoint any Honorary Director, Honorary Chairman, Honorary President, or Honorary Officer.

ARTICLE III. OFFICERS

SECTION 3.1. Generally.

Any one or more officers may be held by the same person.

SECTION 3.2. Chairman.

The Board shall appoint, from one of its members, a Chairman to serve in said capacity at the pleasure of the Board. He shall preside at all meetings of the Board and shall be an ex-officio member of all committees of the Board. The Board may also designate a Vice Chairman to serve as and perform all duties of the Chairman in the Chairman’s absence.

SECTION 3.3. President.

The Board shall appoint a President of the Corporation to serve at the pleasure of the Board. The President shall supervise the carrying out of the policies adopted or approved by the Board and shall be the Chief Executive Officer of the Corporation. He shall have general executive powers, as well as the specific powers conferred by these Bylaws. He shall also have and may exercise such further powers and duties as from time to time may be conferred upon or assigned to him by the Board.

SECTION 3.4. Secretary.

The Board shall appoint a Secretary to serve at the pleasure of the Board. The Secretary shall (a) keep the minutes of the shareholders’, Board and Committee meetings in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these Bylaws and as required by law; (c) be custodian of the corporate records and the Corporation’s seal and see that the Corporation’s seal is affixed to all documents for which it is required; (d) sign with the President or other designated officer stock certificates of the Corporation issued as authorized by resolution of the Board; (e) have general charge of the stock transfer books and shareholder list of the Corporation; and (f) in general perform all duties incident to the office of Secretary and such other duties as may from time to time be assigned to him by the President or the Board.

SECTION 3.5. Treasurer.

The Board shall appoint a Treasurer, and if required by the Board, the Treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the Board shall determine. He shall: (a) have charge and custody of and be responsible for all funds and securities of the Corporation; (b) receive and give receipts for monies due and payable to the Corporation from any source whatsoever, and deposit all such monies in the name of the Corporation in such banks, trust companies or other depositories as shall be selected by the Board; and (c) in general perform all of the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the President or by the Board.

SECTION 3.6. Other Officers.

The Board may appoint such other officers as it deems appropriate to transacting the business of the Corporation. Such officers shall exercise such powers and perform such duties as pertain to their offices or are assigned to them by the President or the Board. The Board may by resolution authorize any duly appointed officer to appoint one or more officers or assistant officers.

SECTION 3.7. Removal.

Any officer or agent elected or appointed by the Board may be removed by the Board at any time, with or without cause, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Any officer or agent appointed by another officer may be removed at any time, with or without cause, by the Board or by such appointing officer.

SECTION 3.8. Vacancies.

The Board may fill any vacancy occurring in the offices of the Corporation at any regular meeting of the Board or at a special meeting of the Board called for that purpose. An officer elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office.

ARTICLE IV. STOCK CERTICATES AND THEIR TRANSFER

SECTION 4.1. Certificate for Shares.

(a)	The shares of the Corporation shall be represented by certificates or shall be uncertificated.

(b)

Certificated shares of the Corporation shall bear the signature, or a facsimile thereof, of the President or a Vice President and the Secretary or an Assistant Secretary and shall bear the corporate seal, or a facsimile thereof. If any officer who has signed or whose facsimile signature has been placed upon a stock certificate shall have ceased to be an officer before the certificate is issued, it may be issued by the Corporation with the same effect as if that person were an officer at the date of issue.

(c)

If the Corporation issues uncertificated shares as provided for in these Bylaws, within a reasonable time after the issue or transfer of the shares without certificates, the Corporation shall send the shareholder a statement indicating that the Corporation is organized under the laws of the Commonwealth of Virginia; certifying the number of shares, class of shares and designation of the of the series, if any, of the shares; and a summary of the rights, preferences and limitations applicable to the class of stock and the limitations for each series of stock.

(d)

Each registered holder of stock represented by uncertificated shares shall be entitled, upon request to the custodian of the stock transfer books of the Corporation, to have physical certificates representing the shares registered in their name.

(e)	No stock, in certificated or uncertificated form, will be issued, and no dividend payment will be made, for fractional shares of common stock.

(f)

Except as otherwise provided by law, the rights and obligations of the holders of uncertificated shares and the rights and obligations of the holders of certificates representing shares of the same class and series shall be identical.

SECTION 4.2 Lost or Destroyed Certificates

The Board may direct a new certificate or certificates to be issued as a replacement for lost, destroyed or mutilated certificates if the owner requests the issuance before the Corporation has notice that the shares have been acquired by a bona fide purchaser. The owner must furnish the Corporation with a sufficient indemnity bond and satisfy such other requirements, including evidence of loss, theft or destruction, as may be imposed by the Corporation.

SECTION 4.3 Transfer of Shares

Transfer of shares shall be made only on the stock transfer books of the Corporation by the holder of record or by the holder’s legal representative, who must furnish evidence of authority satisfactory to the Corporation, and on surrender for cancellation of the certificate for the shares. The Corporation may treat the holder of record of any share or shares of stock as the holder in fact of that stock and accordingly is not bound to recognize any equitable or other claim to or interest in those shares on the part of any other person, whether or not it shall have notice of the claim, except as expressly provided by the laws of the Commonwealth of Virginia.

ARTICLE V. CONTRACTS, LOANS,

CHECKS, DEPOSITS, AND INVESTMENTS

SECTION 5.1. Contracts.

The Board may authorize any officer(s) or agent(s) to enter into any contract or execute and deliver any instrument in the name and on behalf of the Corporation, either generally or confined to specific instances.

SECTION 5.2. Loans.

No loan shall be contracted on behalf of the Corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board, either generally or confined to specific instances.

SECTION 5.3. Checks, Drafts, etc.

All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed by those officer(s) or agent(s) of the Corporation designated in, and in the manner determined by, resolution of the Board.

SECTION 5.4. Deposits.

All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in banks, trust companies or other depositories selected by the Board.

ARTICLE VI. SEAL

The Board of Directors shall provide a seal which shall be circular in form and shall have inscribed thereon the name of the Corporation, state of incorporation and the words “Corporate Seal”.

ARTICLE VII. BYLAWS

Unless otherwise provided in the Articles, these Bylaws may be amended, altered or repealed and new Bylaws adopted upon a vote of two-thirds of the directors present and voting at a meeting at which a quorum is present, provided that notice of the proposed amendment, alteration or repeal shall be given in writing delivered personally to each director at his business address, or by telephone, facsimile, or telegram. If notice is by personal delivery, facsimile or telephone, the delivery, facsimile or telephone call shall be at least two days prior to the meetings at which such amendment, alternation or repeal is to be considered. If notice is given by mail or telegram, such notice shall be deposited in the United States mail, postage prepaid, and addressed to each director at his business address or delivered to the telephone company, as the case may be, at least five days prior to the meeting at which such amendment, alteration or repeal is to be considered.

ARTICLE VIII. WAIVER OF NOTICE

Whenever any notice is required to be given to any shareholder or director of the Corporation under the provisions of these Bylaws, the Articles or Act, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. Attendance at or participation in any shareholders’ meeting by a shareholder, or at any Board or Board committee meeting by a director, waives any required notice unless objection is timely made as provided by the Act.

(SEAL)

/s/ MARILYN B. BUHYOFF
Secretary

