Form 10-Q
period 2008-03-31
NATIONAL BANKSHARES INC
filed 2008-05-09
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d )Of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b – 2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b – 2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at April 30, 2008 6,922,974

(This report contains 27 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Financial Information

Item 1. Financial Statements

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
($ in thousands, except share data)	2008	2007
Assets
Cash and due from banks	$18,742	$16,324
Interest-bearing deposits	43,876	29,687
Securities available for sale, at fair value	161,302	158,594
Securities held to maturity (fair value approximates $118,287 at March 31, 2008 and $115,463 at December 31, 2007)	116,190	114,749
Mortgage loans held for sale	469	220
Loans:
Real estate construction loans	52,287	46,697
Real estate mortgage loans	148,656	145,542
Commercial and industrial loans	219,346	216,830
Loans to individuals	108,395	115,704
Total loans	528,684	524,773
Less unearned income and deferred fees	(1,113)	(1,119)
Loans, net of unearned income and deferred fees	527,571	523,654
Less: allowance for loan losses	(5,228)	(5,219)
Loans, net	522,343	518,435
Bank premises and equipment, net	11,841	12,016
Accrued interest receivable	5,703	5,711
Other real estate owned, net	270	263
Intangible assets and goodwill, net	14,554	14,838
Other assets	16,431	16,810
Total assets	$911,721	$887,647

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$118,554	$113,361
Interest-bearing demand deposits	247,411	237,772
Savings deposits	45,010	44,349
Time deposits	384,110	380,857
Total deposits	795,085	776,339
Other borrowed funds	61	64
Accrued interest payable	800	792
Other liabilities	6,818	5,652
Total liabilities	802,764	782,847

		continued

Stockholders' Equity
Preferred stock of no par value.
Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock of $1.25 par value.
Authorized 10,000,000 shares; issued and outstanding 6,928,574 shares in 2008 and 6,952,274 in 2007	8,661	8,690
Retained earnings	100,518	97,810
Accumulated other comprehensive (loss), net	(222)	(1,700)
Total stockholders' equity	108,957	104,800
Total liabilities and stockholders' equity	$911,721	$887,647

See accompanying notes to the consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	March 31,	March 31,
($ in thousands, except share and per share data)	2008	2007
Interest income
Interest and fees on loans	$9,353	$9,037
Interest on interest-bearing deposits	261	274
Interest on securities – taxable	1,710	1,896
Interest on securities – nontaxable	1,387	1,323
Total interest income	12,711	12,530

Interest expense
Interest on time deposits $100,000 or more	1,664	1,583
Interest on other deposits	3,742	3,832
Interest on borrowed funds	1	1
Total interest expense	5,407	5,416
Net interest income	7,304	7,114
Provision for loan losses	100	(3)
Net interest income after provision for loan losses	7,204	7,117

Noninterest income
Service charges on deposit accounts	768	810
Other service charges and fees	84	83
Credit card fees	637	598
Trust income	303	373
Other income	221	264
Realized securities gains, net	283	51
Total noninterest income	2,296	2,179

Noninterest expense
Salaries and employee benefits	2,857	2,841
Occupancy, furniture and fixtures	456	485
Data processing and ATM	349	258
Credit card processing	460	447
Intangibles amortization	284	284
Net costs of other real estate owned	14	58
Other operating expenses	1,037	884
Total noninterest expense	5,457	5,257
Income before income tax expense	4,043	4,039
Income tax expense	862	923
Net income	$3,181	$3,116

		continued

Net income per share - basic		$0.46		$0.45
- diluted		$0.46		$0.45
Weighted average number of common
shares outstanding - basic		6,937,933		6,979,094
- diluted		6,947,278		7,000,683
Dividends declared per share	$	---	$	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2008 and 2007

(Unaudited)

($ in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total

Balances at December 31, 2006	$8,725	$91,123	$(3,093)		$96,755
Net income	---	3,116	---	$3,116	3,116
Exercise of stock options	8	52	---	---	60
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of income tax $22	---	---	---	40	---
Reclass adjustment, net of tax $(18)	---	---	---	(33)	---
Other comprehensive income, net of tax $4	---	---	7	7	7
Comprehensive income	---	---	---	$3,123	---
Stock repurchase	(6)	(109)	---		(115)
Balances at March 31, 2007	$8,727	$94,182	$(3,086)		$99,823

Balances at December 31, 2007	$8,690	$97,810	$(1,700)		$104,800
Net income	---	3,181	---	$3,181	3,181
Exercise of stock options	---	---	---	---	---
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of income tax $886	---	---	---	1,645	---
Reclass adjustment, net of income tax $(92)	---	---	---	(170)	---
Other comprehensive income, net of tax $794	---	---	1,475	1,475	1,475
Comprehensive income	---	---	---	$4,656	---
Effect of changing pension plan measurement date pursuant to SFAS No. 158		(45)	3		(42)
Stock repurchase	(29)	(428)	---		(457)
Balances at March 31, 2008	$8,661	$100,518	$(222)		$108,957

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	March 31,	March 31,
($ in thousands)	2008	2007
Cash flows from operating activities
Net income	$3,181	$3,116
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	(3)
Depreciation of bank premises and equipment	249	247
Amortization of intangibles	284	284
Amortization of premiums and accretion of discount, net	63	55
Gains on sales and calls of securities available for sale, net	(262)	(51)
Gains on calls of securities held to maturity	(21)	---
Losses and writedowns on other real estate owned	---	37
Net change in:
Mortgage loans held for sale	(249)	(495)
Accrued interest receivable	8	(224)
Other assets	(394)	(191)
Accrued interest payable	8	(21)
Other liabilities	1,103	1,095
Net cash provided by operating activities	$4,070	$3,849

Cash flows from investing activities
Net change interest-bearing deposits	$(14,189)	$(9,884)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	10,150	7,799
Proceeds from calls, principal payments and maturities of securities held to maturity	17,031	130
Purchases of securities available for sale	(10,370)	(4,198)
Purchases of securities held to maturity	(18,471)	(6,240)
Purchases of loan participations	(117)	---
Collections of loan participations	61	281
Loan originations and principal collections, net	(4,028)	(3,076)
Proceeds from disposal of other real estate owned	8	230
Recoveries on loans charged off	61	27
Purchase of bank premises and equipment	(74)	(90)
Net cash used in investing activities	$(19,938)	$(15,021)

Cash flows from financing activities
Net change in other deposits	$15,493	$13,147
Net change in time deposits	3,253	(3,575)
Net change in other borrowed funds	(3)	(2)
Stock options exercised	---	60

		continued

Common stock repurchased	(457)	(115)
Net cash provided by financing activities	$18,286	$9,515
Net change in cash and due from banks	$2,418	$(1,657)
Cash and due from banks at beginning of period	16,324	15,283
Cash and due from banks at end of period	$18,742	$13,626

Supplemental disclosure of cash flow information
Cash paid for interest	$5,399	$5,437
Cash paid for income taxes	$105	$44
Loans charged to the allowance for loan losses	$152	$136
Loans transferred to other real estate owned	$15	$128
Unrealized gains on securities available for sale	$2,269	$11
Effect of changing pension plan measurement data	$63	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

($ In thousands, except share and per share data)

Note (1)

The consolidated financial statements of National Bankshares, Inc. (NBI) and its wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and National Bankshares Financial Services, Inc. (NBFS), (the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company's 2007 Form 10-K. The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note (2) Stock-Based Compensation

The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of NBI and its subsidiaries an opportunity to acquire shares of National Bankshares, Inc. common stock. The purpose of the 1999 Stock Option Plan is to promote the success of NBI and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 500,000 shares of NBI common stock may be granted. The 1999 Stock Option Plan is administered by the Stock Option Committee, which is the NBI Board of Directors’ Compensation Committee, made up entirely of independent directors of National Bankshares, Inc. The Stock Option Committee may determine whether options are incentive stock options or nonqualified stock options and may determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limits the maximum term of any option granted to ten years, states that options may be granted at not less than fair market value on the date of the grant and contains certain other limitations on the exercisability of incentive stock options. The options generally vest 25% after one year, 50% after two years, 75% after three years and 100% after four years. At the discretion of the Stock Option Committee options may be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of National Bankshares, Inc. At March 31, 2008, there were 286,000 additional shares available for grant under the plan. There were no nonvested shares outstanding at March 31, 2008.

Compensation expense is calculated using the Black-Scholes model and is amortized over the requisite service period using the straight-line method. There have been no grants of stock options in 2008.

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	145,000	$21.46
Granted	---
Exercised	---
Forfeited or expired	---
Outstanding at March 31, 2008	145,000	$21.46	5.85	$	---
Exercisable at March 31, 2008	145,000	$21.46	5.85	$	---

Because no options have been granted in 2008 and all options were fully vested at December 31, 2007, there is no expense included in net income.

During the three months ended March 31, 2008, there were no stock options granted or exercised. For the three months ended March 31, 2007 there were no stock options granted and 6,000 options were exercised with an intrinsic value of $83,000.

Note (3)            Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

	For the periods ended
	March 31,		December 31,
($ in thousands, except % data)	2008	2007	2007
Balance at beginning of period	$5,219	$5,157	$5,157
Provision for loan losses	100	(3)	423
Loans charged off	(152)	(136)	(471)
Recoveries	61	27	110
Balance at the end of period	$5,228	$5,045	$5,219
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	0.99%	1.00%	1.00%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees1.	0.07%	0.09%	0.07%
Ratio of allowance for loan losses to nonperforming loans2.	396.36%	445.76%	453.83%

1.	Net charge-offs are on an annualized basis.
2.	The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

	March 31,		December 31,
($ in thousands, except % data)	2008	2007	2007
Nonperforming Assets:
Nonaccrual loans	$1,319	$1,132	$1,150
Restructured loans	---	---	---
Total nonperforming loans	1,319	1,132	1,150
Foreclosed property	270	251	263
Total nonperforming assets	$1,589	$1,383	$1,413
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	0.30%	.27%	.27%

	March 31,			December 31,
($ in thousands, except % data)	2008		2007		2007
Loans past due 90 days or more and still accruing		$1,392		$327		$1,181
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.26%		0.06%		0.23%
Impaired loans
Total impaired loans		$1,319		$1,132		$1,144
Impaired loans with a valuation allowance		---		---		---
Valuation allowance		---		---		---
Impaired loans, net of allowance		---		---		---
Impaired loans with no valuation allowance		$1,319		$1,132		1,144
Average recorded investment in impaired loans		$1,235		$818		$1,138
Income recognized on impaired loans	$	---	$	---	$	---
Amount of income recognized on a cash basis	$	---	$	---	$	---

There were no nonaccrual loans excluded from impaired disclosure under SFAS 114 at March 31, 2008. No income was recognized on these loans for the period ended March 31, 2007. At December 31, 2007 there were $6 in nonaccrual loans excluded from impaired disclosure under SFAS 114.

Note (4) Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for the sale by major security type as of March 31, 2008 are as follows:

	March 31, 2008
($ in thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for sale:
U.S. Treasury	$3,028	$182	$	---	$3,210
U.S. Government Agencies and Corporations	11,980	485		---	12,465
State and political subdivisions	82,402	1,722		133	83,991
Mortgage-backed securities	24,796	594		5	25,385
Corporate debt securities	31,398	234		239	31,393
Federal Reserve Bank stock-restricted	92	---		---	92
Federal Home Loan Bank stock-restricted	1,693	---		---	1,693
Other securities	3,062	96		85	3,073
Total securities available for sale	$158,451	$3,313		$462	$161,302

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of March 31, 2008 are as follows:

	March 31, 2008
($ in thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government Agencies and Corporations	$36,959	$713	$9	$37,663
State and political subdivisions	65,126	1,542	120	66,548
Mortgage-backed securities	2,006	53	---	2,059
Corporate securities	12,099	129	211	12,017
Total securities held to maturity	$116,190	$2,437	$340	$118,287

Information pertaining to securities with gross unrealized losses at March 31, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2008
	Less Than 12 Months		12 Months or More
($ in thousands)	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U.S. Government agencies and corporations	$990	$9	$	---	$	---
State and political subdivisions	14,896	239		1,449		13
Mortgage-backed securities	1	---		723		5
Corporate debt securities	6,460	82		17,355		369
Other	221	85		---		---
Total temporarily impaired securities	$22,568	$415		$19,527		$387

	December 31, 2007
	Less Than 12 Months				12 Months or More
($ in thousands)	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
U.S. Treasury	$	---	$	---	$949	$6
U.S. Government agencies and corporations		---		---	8,162	25
State and political subdivisions		12,622		255	29,085	239
Mortgage-backed securities		---		---	10,455	79
Corporate debt securities		1,893		77	34,965	865
Total temporarily impaired securities		$14,516		$332	$83,661	$1,214

The Company had 55 securities with a fair value of $42,095 which were temporarily impaired at March 31, 2008. The total unrealized loss on these securities was $802. Losses are attributed to interest rate movements. Credit quality of the securities portfolio is continuously monitored by management. The Company has the ability and intent to hold these securities until maturity or until the cost is recovered. Therefore, the losses associated with these securities are considered temporary at March 31, 2008. All securities shown are above investment grade.

Note (5) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder's fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160) SFAS 160 requires an entity to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133(SFAS 161) SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended March 31,
($ in Thousands)	2008	2007
Service cost	$107	$152
Interest cost	154	175
Expected return on plan assets	(167)	(159)
Amortization of prior service cost	(25)	2

Amortization of net obligation at transition	(3)	(3)
Recognized net actuarial loss	39	45
Net periodic benefit cost	$105	$212

Employer Contributions

NBI’s required minimum pension plan contribution for 2008 is $395. The contribution will be paid in quarterly installments.

Note (7) Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

•	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2

inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Loans held for sale

Loans held for sale which is required to be measured in a lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, the entire balance of loans held for sale was recorded at its cost.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

National Bankshares, Inc. and Subsidiaries

(In thousands, except per share data)

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations for the Three Months Ended March 31, 2008

The purpose of this discussion is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Refer to the financial statements and other information included in this report as well as the 2007 Annual Report on Form 10-K for an understanding of the following discussion and analysis.

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

Our allowance for loan losses includes two basic components: estimated credit losses on individually evaluated loans that are determined to be impaired, and estimated credit losses inherent in the remainder of the loan portfolio. Under SFAS 114, an individual loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. An individually evaluated loan that is determined not to be impaired under SFAS 114 is evaluated under SFAS 5 when specific characteristics of the loan indicate that it is probable there would be estimated credit losses in a group of loans with those characteristics.

SFAS 114 does not specify how an institution should identify loans that are to be evaluated for collectibility nor does it specify how an institution should determine that a loan is impaired. National Bank uses its standard loan review procedures in making those judgments so that allowance estimates are based on a comprehensive, well-documented, and consistently applied analysis of the loan portfolio. Also the loan loss allowance takes into consideration all available information existing as of the financial statement date, including environmental factors such as industry, geographical, economic, and political considerations. For loans within the scope of SFAS 114 that are individually evaluated and found to be impaired, the associated allowance is based on upon one of the three impairment measurement methods specified in SFAS 114.

All other loans, including individually evaluated loans determined not to be impaired under SFAS 114, are included in a group of loans that are measured under SFAS 5 to provide for estimated credit losses that have been incurred on groups of loans with similar risk characteristics. Our methodology for measuring estimated credit losses on groups of loans with similar risk characteristics in accordance with SFAS 5 is based on each group’s historical net charge-off rate, adjusted for the effects of the qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the group’s historical loss experience.

Finally, a component of the allowance may be labeled “unallocated” and is appropriate when it reflects estimated credit losses determined in accordance with GAAP, and when it is properly supported and documented.

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

Overview

National Bankshares, Inc. (NBI) is a financial holding company incorporated under the laws of Virginia. Located in southwest Virginia, NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg (NBB) and National Bankshares Financial Services, Inc. (NBFS). The National Bank of Blacksburg, which does business as National Bank from twenty-six office locations, is a community bank. NBB is the source of nearly all of the Company’s revenue. National Bankshares Financial Services, Inc. does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

Performance Summary

The following table shows NBI’s key performance ratios for the period ended March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Return on average assets	1.44%	1.46%
Return on average equity	11.95%	12.60%
Net interest margin (1)	3.93%	3.98%
Noninterest margin (2)	1.56%	1.41%
Basic net earnings per share	$0.46	$1.82
Fully diluted net earnings per share	$0.46	$1.82

(1)	Net Interest Margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest Margin: Noninterest income (including securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

The return on average assets for the first quarter of 2008 was 1.44%, down 2 basis points from the 1.46% in the period ended December 31, 2007, as asset growth outpaced growth in earnings. The return on average equity dropped from 12.60% at year-end to 11.95% at the end of the first quarter.

Growth

The following table shows NBI’s key growth indicators:

	March 31, 2008	December 31, 2007
Securities	$277,492	$273,343
Loans, net	522,343	518,435
Deposits	795,085	776,339
Total assets	911,721	887,647

Each of the Company’s key growth indicators improved in the first quarter of 2008. Growth in net loans and deposits was internally generated and was managed with the goal of minimizing the negative impact on the net interest margin and to maintain loan portfolio quality.

Asset Quality

Key asset quality indicators are shown below:

	March 31, 2008	December 31,2007
Nonperforming loans	$1,319	$1,150
Loans past due over 90 days	1,392	1,181
Other real estate owned	270	263
Allowance for loan losses to loans	0.99%	1.00%
Net charge-off ratio	0.07%	0.07%

Nonperforming loans at March 31, 2008, all of which were nonaccrual loans, were $1,319, or 0.25% of loans net of unearned income. One loan accounted for the majority of the nonperforming loans total. Nonperforming loans increased by $169 over the $1,150 reported on December 31, 2007. Loans past due over 90 days at the end of the first quarter of 2008 were $1,392, up by $211 over the total at year-end. After quarter-end, one additional loan of $900 was placed in nonaccrual. The loan is well secured, and management does not anticipate a significant loss at this time. Although there were increases in both categories from year-end, totals remained good when compared with peers and when viewed from the Company’s own historical perspective.

Net Interest Income

Net interest income for the period ended March 31, 2008 was $7,304 an increase of $190, or 2.67%, when compared with the same period in 2007. This increase is attributable to an increase in the volume of earning assets.

The amount of net interest income earned is affected by various factors. These include changes in market interest rates due to the Federal Reserve Board’s monetary policy, as well as the level and composition of the earning assets and interest-bearing liabilities. The Company has some ability to respond to interest rate movements and reduce volatility in the net interest margin. However, the frequency and magnitude of changes in market interest rates are difficult to predict, and these changes may have a greater impact on net interest income than any adjustments by management.

Interest rates have declined recently, and if interest rates stabilize at their current level or drop further in the future, it will have a positive effect. Offsetting the effect of declining interest rates are higher rate investment securities, which can be called when interest rates fall, so that the issuer can refinance its debt at a lower rate. In addition, in order to retain loans in a competitive market, interest rates must sometimes be lowered on existing loans. If interest rates rise, particularly if they increase quickly, there could be a negative effect on earnings. The Company’s interest-bearing liabilities reprice more quickly than its interest-earning assets. In the current uncertain economy, it is difficult to predict the direction and timing of future interest rate changes.

The primary source of funds used to support the Company’s interest-earning assets is deposits. Deposits are obtained in the Company’s trade area through traditional marketing techniques. Other funding sources, such as the Federal Home Loan Bank, while available, are only used occasionally. The cost of funds is dependent on interest rate levels and competitive factors. This limits the ability of the Company to react to interest rate movements.

Provision and Allowance for Loan Losses

The provision for loan losses for the three-month period ended March 31, 2008 was $100. The ratio of the allowance for loan losses to total loans at the end of the first three months of 2008 was 0.99%, which compares to 1.00% at December 31, 2007. The net charge-off ratio was 0.07% at March 31, 2008 and 0.07% at December 31, 2007.

During the first quarter of 2008, management added to the provision for loan losses in an amount sufficient to account for the growth in the loan portfolio. Loan quality indicators are closely monitored, and management regularly evaluates the sufficiency of the allowance for loan losses based upon its opinion of current asset quality and the rate of loan growth.

Noninterest Income

	March 31, 2008	March 31, 2007	Percent Change
Service charges on deposits	$768	$810	(5.19%)
Other service charges and fees	84	83	1.20%
Credit card fees	637	598	6.52%
Trust fees	303	373	(18.77%)
Other income	221	264	(16.29%)
Realized securities gains (losses)	283	51	454.90%

Service charges on deposit accounts totaled $768 at March 31, 2008. This is a decline of $42, or 5.19%, from the end of the first quarter of 2007. This category is affected by the number of deposit accounts, the level of service charge fees and the number of checking account overdrafts. The decline resulted from a drop in checking account overdrafts.

Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit rent, fees for letters of credit and the income earned from commission on the sale of credit life, accident and health insurance. These fees increased slightly, from $83 at March 31, 2007, to $84 at March 31, 2008.

Internal growth from a higher volume of credit card accounts, transactions and merchant transactions resulted in credit card fees of $637 at March 31, 2008. This was an increase of 6.52% over the $598 total reported at the same period last year.

Trust fees, at $303, were down by 18.77% from the $373 earned in the first quarter of 2007. Trust income varies depending on the number of Trust accounts, the types of accounts under management and financial market conditions. The decline in Trust fees is attributable to a combination of all three factors. The financial markets declined during the first quarter of 2008, negatively affecting income. In addition, there are fewer accounts under management. The mix of account types also affected Trust fees during the quarter.

Other income is income that cannot be classified in another category. Some examples include net gains from the sales of fixed assets, rent from foreclosed properties, income from the increase in the cash value of life insurance and revenue from investment and insurance sales. Other income at March 31, 2008 was $221. This represents a decline of $43, or 16.29%, when compared with March 31, 2007. In 2007, the Company received a $45 refund of an overpayment of 2006 West Virginia franchise tax, and there was none in 2007. This accounts for most of the difference in other income between the two periods.

During the first quarter of 2008, the Company recognized $290 in gains from the initial public offering of Visa, Inc. When the credit card processor went public, the Company was required to sell a portion of its Class B shares. This gain, offset by minor losses in called investment securities, is the source of the $283 in realized securities gains at March 31, 2008.

Noninterest Expense

	March 31, 2008	March 31, 2007	Percent Change
Salaries and employee benefits	$2,857	$2,841	0.56%
Occupancy and furniture and fixtures	456	485	(5.98%)
Data processing and ATM	349	258	35.27%
Credit card processing	460	447	2.91%
Intangibles and goodwill amortization	284	284	---
Net costs of other real estate owned	14	58	(75.86%)
Other operating expenses	1,037	884	17.31%

Salary and benefits expense increased a nominal 0.56%, from $2,841 March 31, 2007 to $2,857 at March 31, 2008. The Company has made a concerted effort to control these costs.

Occupancy and furniture and fixtures expense was $456 at the end of the first quarter of 2008, a decline of $29, or 5.98%, from the same period last year. The drop reflects the Company’s emphasis on containing controllable expenses.

Data processing and ATM expense was $349 for the period ended March 31, 2008, an increase of $91, or 35.27% over March 31, 2007. Most of the change is attributable to increased costs associated with an upgrade of the Company’s data and telecommunications infrastructure and to increased maintenance expense for an investment in data processing software and hardware for branch capture check processing.

Credit card processing expense was $460 at March 31, 2008, an increase of $13, or 2.91%, over the total on March 31, 2007. This increase came about because of a higher volume of credit card, debit card and merchant accounts and transactions.

The expense for intangibles and goodwill amortization is related to acquisitions. There were no acquisitions in the past year, so the expense of $284 is unchanged from March 31, 2007 to March 31, 2008.

Net costs of other real estate owned have decreased from $58 at March 31, 2007 to $14 at March 31, 2008. This expense category varies with the number of other real estate owned properties and the expenses associated with each. In the first quarter of 2007, there were $30 in foreclosure costs which were not incurred in the first quarter of 2008.

The category of other operating expenses includes non-interest expense items such as franchise taxes, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses at March 31, 2008 were $1,037. This reflects an increase of $153, or 17.31%, when compared with the same period in 2007. The increased expense is the result of West Virginia franchise tax accruals of $100, $22 in higher postage expense and an increase in charitable donations made during the quarter.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	March 31, 2008	December 31, 2007	Percent Change
Interest-bearing deposits	$33,517	$14,180	136.37%
Securities available for sale	161,426	163,210	(1.09%)
Securities held to maturity	114,461	119,524	(4.24%)
Mortgage loans held for sale	423	661	(36.01%)
Real estate construction loans	49,415	41,620	18.73%
Real estate mortgage loans	146,943	135,584	8.38%
Commercial and industrial loans	216,138	214,387	0.82%
Loans to individuals	112,584	119,626	(5.89%)
Total Assets	889,104	867,061	2.54%

Liabilities and stockholders equity
Noninterest-bearing demand deposits	$108,435	$108,854	(0.38%)
Interest-bearing demand deposits	240,111	223,771	7.30%
Savings deposits	44,067	46,943	(6.13%)
Time deposits	382,349	379,089	0.86%
Other borrowings	63	626	(89.94%)
Shareholders’ equity	107,036	100,597	6.40%

Securities

Securities available for sale were $161,302 at March 31, 2008, compared with $158,594 at December 31, 2007. This represents an increase of $2,708 when the two periods are compared.

Securities held to maturity totaled $116,190 at the end of the first quarter of 2008, an increase of $1,441, or 1.26%, when compared to the December 31, 2007 total of $114,749.

Management regularly monitors the credit quality of the investment portfolio. The current uncertainty in the economy and the volatility in the financial markets is closely followed by Company management.

Loans

	At period ended	At period ended
	March 31, 2008	December 31, 2007	Percent Change
Commercial and industrial	$219,346	$216,830	1.16%
Real estate mortgage	148,656	145,542	2.14%
Real estate construction	52,287	46,697	11.97%
Loans to individuals	108,395	115,704	(6.32%)
Total loans	$528,684	$524,773	0.53%

The Company’s total loans increased from $524,733 at year-end 2007 to $528,684 at March 31, 2008. The $3,911, or 0.75% increase is the result of growth in the commercial and industrial, real estate mortgage and real estate construction categories, offset by a decline in loans to individuals.

Real estate mortgage loans and real estate construction loans have experienced the greatest percentage of growth among the categories of loans. At December 31, 2007, there were $145,542 in real estate mortgage loans, and there was $148,656 outstanding at March 31, 2008, an increase of 2.14%. Since nearly all residential mortgage loans are sold on the secondary market, most of the growth in this category has been in commercial real estate loans. At December 31, 2007, real estate construction loans totaled $46,697 compared with $52,287 at March 31, 2008. It is policy to require a commitment for permanent mortgage financing from a secondary market mortgage lender prior to approving a residential construction loan. Most commercial real estate construction loans are converted to permanent mortgage loans and are held by the Company. This category of loans has historically been seasonal.

The 6.32% decline in loans to individuals continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers.

Deposits

	At period ended	At period ended
	March 31, 2008	December 31, 2007	Percent Change
Noninterest-bearing deposits	$118,554	$113,361	4.58%
Interest-bearing demand deposits	247,411	237,772	4.05%
Saving deposits	45,010	44,349	1.49%
Time deposits	384,110	380,857	0.85%
Total deposits	$795,085	$776,339	2.41%

Total deposits have increased by 2.41%, from $776,339 at December 31, 2007 to $795,085 on March 31, 2008. The growth was internally generated and was not the result of acquisitions. There has been solid growth in the noninterest bearing deposits category. At March 31, 2008, this category totaled $118,554, an increase of $5,193, or 4.58%, over the $113,361 total at the end of 2007.

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

Net cash provided by operating activities for the quarter ended March 31, 2008 was $4,070, which compares to $3,849 at March 31, 2007.

Net cash used in investing activities in the first quarter of 2008 was $19,938, compared to $15,021 at March 31, 2007.

Net cash provided by financing activities for the period ended March 31, 2008 was $18,286, and it was $9,515 in the same period last year.

At March 31, 2008, management is unaware of any commitment that would have a material and adverse effect on liquidity.

Capital Resources

Total stockholders’ equity at March 31, 2008 was $108,957, an increase of $4,157 from December 31, 2007. The Company repurchased stock totaling $457 in the first quarter of 2007. The Tier I and Tier II risk-based capital ratio at March 31, 2008 were 15.29% and 16.14%, respectively.

Off-Balance Sheet Arrangements

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
There were no significant changes in these off-balance sheet arrangements during the first three months of 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2007 in the Company’s Form 10-K.

Item 4.	Controls and Procedures

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures are effective to give reasonable assurance in alerting them in a timely fashion to material information relating to the Company that is required to be included in the reports the Company files under the Act. There were no changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no material legal proceedings for the three months ended March 31, 2008.

Item 1A.	Risk Factors

No material changes from risk factors as previously disclosed in the Form 10-K for the period ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the first quarter of 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share($)(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1-31	13,600	18.75	13,600	51,150
February 1-29	6,900	20.73	6,900	44,250
March 1-31	3,500	18.94	3,500	40,750

1.	Average price per share includes commissions.
2.	On May 9, 2007 the Board approved the repurchase of up to 100,000 shares of common stock in the period from June 1, 2007 through May 31, 2008.

Item 3.	Defaults upon Senior Securities

None for the three months ended March 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 9, 2008	NATIONAL BANKSHARES, INC.

/s/ JAMES G. RAKES
James G. Rakes Chief Executive Officer

/s/ J. ROBERT BUCHANAN
J. Robert Buchanan Chief Financial Officer

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Articles of Incorporation, as amended, of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
3(i)	Articles of Amendment to Articles of Incorporation of National Bankshares, Inc., dated April 8, 2003	(incorporated herein by reference to Exhibit 3(i) of the Annual Report on Form 10K for fiscal year ended December 31, 2003)
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
4(i)	Article Four of the Articles of Incorporation of National Bankshares, Inc. included in Exhibit No. 3(a)	(incorporated herein by reference to Exhibit 4(b) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
10(ii)(B)	Computer software license agreement dated June 18, 1990, by and between Information Technology, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10K for fiscal year ended December 31, 1992)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Employment Agreement dated January 2002 between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of Form 10Q for the period ended June 30, 2002)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Change in Control Agreement dated January 5, 2003, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10K for the period ended December 31, 2002)
*10(iii)(A)	Change in Control Agreement dated January 8, 2003, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10K for the period ended December 31, 2002)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between Bank of Tazewell County and J. Robert Buchanan	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)

*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	First Amendment to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment to Bank of Tazewell County Salary Continuation Agreement for J. Robert Buchanan	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
31(i)	Section 906 Certification of Chief Executive Officer	Page 25
31(ii)	Section 906 Certification of Chief Financial Officer	Page 26
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 27
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 27

*	Indicates a management contract or compensatory plan required to be filed herein.

Exhibit No. 31(i)

CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

I, James G. Rakes, Chairman, President and Chief Executive Officer of National Bankshares, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Bankshares, Inc.;

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

Date: May 9, 2008

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

Date: May 9, 2008

/s/ J. ROBERT BUCHANAN
J. Robert Buchanan Treasurer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2008, I, James G. Rakes, President and Chief Executive Officer of National Bankshares, Inc. (Principal Executive Officer), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)   such Form 10-Q for the quarter ended March 31, 2008, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended March 31, 2008, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes Chairman President and Chief Executive Officer (Principal Executive Officer)

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2008, I, J. Robert Buchanan, Treasurer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)   such Form 10-Q for the quarter ended March 31, 2008, fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended March 31, 2008, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ J. ROBERT BUCHANAN
J. Robert Buchanan Treasurer (Principal Financial Officer)