Form 10-Q
period 2008-06-30
NATIONAL BANKSHARES INC
filed 2008-08-11
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-15204

NATIONAL BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1375874 (I.R.S. Employer Identification No.)

101 Hubbard Street Blacksburg, VA	24060
(Address of principal executive offices)	(Zip Code)

(540) 951-6300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at July 31, 2008 6,926,974

(This report contains 31 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Financial Information

Item 1. Financial Statements

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
($ in thousands, except share data)	2008	2007
Assets
Cash and due from banks	$20,404	$16,324
Interest-bearing deposits	2,645	29,687
Securities available for sale, at fair value	159,845	158,594
Securities held to maturity (fair value approximates $128,732 at June 30, 2008 and $115,463 at December 31, 2007)	129,470	114,749
Mortgage loans held for sale	517	220
Loans:
Real estate construction loans	53,197	46,697
Real estate mortgage loans	149,523	145,542
Commercial and industrial loans	226,163	216,830
Loans to individuals	106,954	115,704
Total loans	535,837	524,773
Less unearned income and deferred fees	(1,105)	(1,119)
Loans, net of unearned income and deferred fees	534,732	523,654
Less: allowance for loan losses	(5,267)	(5,219)
Loans, net	529,465	518,435
Bank premises and equipment, net	11,664	12,016
Accrued interest receivable	5,970	5,711
Other real estate owned, net	234	263
Intangible assets and goodwill, net	14,276	14,838
Other assets	20,422	16,810
Total assets	$894,912	$887,647

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$123,969	$113,361
Interest-bearing demand deposits	254,686	237,772
Savings deposits	47,173	44,349
Time deposits	355,285	380,857
Total deposits	781,113	776,339
Other borrowed funds	59	64
Accrued interest payable	616	792
Other liabilities	5,770	5,652
Total liabilities	787,558	782,847

		continued

Stockholders' Equity
Preferred stock of no par value.
Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock of $1.25 par value.
Authorized 10,000,000 shares; issued and outstanding 6,926,974 shares in 2008 and 6,952,274 in 2007	8,659	8,690
Retained earnings	101,228	97,810
Accumulated other comprehensive (loss), net	(2,533)	(1,700)
Total stockholders' equity	107,354	104,800
Total liabilities and stockholders' equity	$894,912	$887,647

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended June 30, 2008 and 2007

(Unaudited)

	June 30,	June 30,
($ in thousands, except share and per share data)	2008	2007
Interest income
Interest and fees on loans	$9,133	$9,341
Interest on interest-bearing deposits	129	110
Interest on securities – taxable	1,739	1,910
Interest on securities – nontaxable	1,471	1,334
Total interest income	12,472	12,695

Interest expense
Interest on time deposits $100,000 or more	1,515	1,596
Interest on other deposits	3,297	3,743
Interest on borrowed funds	3	31
Total interest expense	4,815	5,370
Net interest income	7,657	7,325
Provision for loan losses	135	13
Net interest income after provision for loan losses	7,522	7,312

Noninterest income
Service charges on deposit accounts	804	843
Other service charges and fees	78	79
Credit card fees	736	720
Trust income	319	360
Other income	308	257
Realized securities losses, net	(18)	---
Total noninterest income	2,227	2,259

Noninterest expense
Salaries and employee benefits	2,746	2,778
Occupancy, furniture and fixtures	435	412
Data processing and ATM	329	322
Credit card processing	564	579
Intangibles amortization	279	285
Net costs of other real estate owned	(2)	3
Other operating expenses	955	1,125
Total noninterest expense	5,306	5,504
Income before income tax expense	4,443	4,067
Income tax expense	974	927
Net income	$3,469	$3,140

		continued

Net income per share - basic	$0.50	$0.45
- diluted	$0.50	$0.45
Weighted average number of common
shares outstanding - basic	6,925,526	6,980,379
- diluted	6,931,372	6,995,903
Dividends declared per share	$0.39	$0.37

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Six Months Ended June 30, 2008 and 2007

(Unaudited)

	June 30,	June 30,
($ in thousands, except share and per share data)	2008	2007
Interest income
Interest and fees on loans	$18,486	$18,378
Interest on interest-bearing deposits	390	384
Interest on securities – taxable	3,449	3,806
Interest on securities – nontaxable	2,858	2,657
Total interest income	25,183	25,225

Interest expense
Interest on time deposits $100,000 or more	3,179	3,179
Interest on other deposits	7,039	7,575
Interest on borrowed funds	4	32
Total interest expense	10,222	10,786
Net interest income	14,961	14,439
Provision for loan losses	235	10
Net interest income after provision for loan losses	14,726	14,429

Noninterest income
Service charges on deposit accounts	1,572	1,653
Other service charges and fees	162	162
Credit card fees	1,373	1,318
Trust income	622	733
Other income	529	521
Realized securities gains, net	265	51
Total noninterest income	4,523	4,438

Noninterest expense
Salaries and employee benefits	5,603	5,619
Occupancy, furniture and fixtures	891	897
Data processing and ATM	678	580
Credit card processing	1,024	1,026
Intangibles amortization	562	569
Net costs of other real estate owned	12	61
Other operating expenses	1,993	2,009
Total noninterest expense	10,763	10,761
Income before income tax expense	8,486	8,106
Income tax expense	1,836	1,850
Net income	$6,650	$6,256

		continued

Net income per share - basic	$0.96	$0.90
- diluted	$0.96	$0.89
Weighted average number of common
shares outstanding - basic	6,931,729	6,979,745
- diluted	6,939,325	6,998,302
Dividends declared per share	$0.39	$0.37

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2008 and 2007

(Unaudited)

($ in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total

Balances at December 31, 2006	$8,725	$91,123	$(3,093)		$96,755
Net income	---	6,256	---	$6,256	6,256
Dividends $0.37 per share	---	(2,584)	---	---	(2,584)
Exercise of stock options	13	93	---	---	106
Other comprehensive loss, net of tax:
Unrealized losses on securities available for sale, net of income tax $(805)	---	---	---	(1,496)	---
Reclass adjustment, net of tax $(18)	---	---	---	(33)	---
Other comprehensive income, net of tax $(823)	---	---	(1,529)	(1,529)	(1,529)
Comprehensive income	---	---	---	$4,727	---
Stock repurchase	(18)	(312)	---		(330)
Balances at June 30, 2007	$8,720	$94,576	$(4,622)		$98,674

Balances at December 31, 2007	$8,690	$97,810	$(1,700)		$104,800
Net income	---	6,650	---	$6,650	6,650
Dividends $0.39 per share	---	(2,702)	---	---	(2,702)
Exercise of stock options	5	41	---	---	46
Other comprehensive loss, net of tax:
Unrealized losses on securities available for sale, net of income tax $(365)	---	---	---	(677)	---
Reclass adjustment, net of tax $(85)	---	---	---	(159)	---
Other comprehensive loss, net of tax $(450)	---	---	(836)	(836)	(836)
Comprehensive income	---	---	---	$5,814	---
Effect of changing pension plan measurement date pursuant to SFAS No. 158		(45)	3		(42)
Stock repurchase	(36)	(526)	---		(562)
Balances at June 30, 2008	$8,659	$101,228	$(2,533)		$107,354

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007

(Unaudited)

	June 30,	June 30,
($ in thousands)	2008	2007
Cash flows from operating activities
Net income	$6,650	$6,256
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	235	10
Depreciation of bank premises and equipment	495	502
Amortization of intangibles	562	569
Amortization of premiums and accretion of discounts, net	122	118
Gains on sales and calls of securities available for sale, net	(244)	(51)
Gains on calls of securities held to maturity, net	(21)	---
Gains on other real estate owned	(5)	(81)
Net change in:
Mortgage loans held for sale	(297)	(256)
Accrued interest receivable	(259)	(323)
Other assets	(3,139)	(803)
Accrued interest payable	(176)	(107)
Other liabilities	53	388
Net cash provided by operating activities	3,976	6,222

Cash flows from investing activities
Net change interest-bearing deposits	27,042	(953)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	12,659	12,532
Proceeds from calls, principal payments and maturities of securities held to maturity	17,609	2,283
Purchases of securities available for sale	(15,033)	(6,461)
Purchases of securities held to maturity	(32,350)	(8,239)
Purchases of loan participations	(363)	(1,928)
Collections of loan participations	326	2,048
Loan originations and principal collections, net	(11,338)	(8,045)
Proceeds from disposal of other real estate owned	49	390
Recoveries on loans charged off	95	58
Purchase of bank premises and equipment	(143)	(140)
Net cash used in investing activities	(1,447)	(8,455)

Cash flows from financing activities
Net change in other deposits	30,346	13,753
Net change in time deposits	(25,572)	(7,126)
Net change in other borrowed funds	(5)	68
Stock options exercised	46	106

		continued

Common stock repurchased	(562)		(330)
Cash dividends paid	(2,702)		(2,584)
Net cash provided by financing activities	1,551		3,887
Net change in cash and due from banks	4,080		1,654
Cash and due from banks at beginning of period	16,324		15,283
Cash and due from banks at end of period	$20,404		$16,937

Supplemental disclosure of cash flow information
Cash paid for interest	$10,398		$10,893
Cash paid for income taxes	$1,984		$1,782
Loans charged to the allowance for loan losses	$282		$225
Loans transferred to other real estate owned	$15		$225
Unrealized losses on securities available for sale	$(1,286)		$(2,352)
Effect of changing pension plan measurement data	$63	$	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2008

(Unaudited)

($ in thousands, except share and per share data)

Note (1) General

The consolidated financial statements of National Bankshares, Inc. (NBI) and its wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and National Bankshares Financial Services, Inc. (NBFS), (collectively, the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company's 2007 Form 10-K. The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note (2) Stock-Based Compensation

The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of NBI and its subsidiaries an opportunity to acquire shares of NBI common stock. The purpose of the 1999 Stock Option Plan is to promote the success of NBI and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 500,000 shares of NBI common stock may be granted. The 1999 Stock Option Plan is administered by the Stock Option Committee, which is the NBI Board of Directors’ Compensation Committee, made up entirely of independent directors of NBI. The Stock Option Committee may determine whether options are incentive stock options or nonqualified stock options and may determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limits the maximum term of any option granted to ten years, states that options may be granted at not less than fair market value on the date of the grant and contains certain other limitations on the exercisability of incentive stock options. The options generally vest 25% after one year, 50% after two years, 75% after three years and 100% after four years. At the discretion of the Stock Option Committee options may be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of NBI. At June 30, 2008, there were 286,000 additional shares available for grant under the plan. There were no nonvested options outstanding at June 30, 2008.

Compensation expense is calculated using the Black-Scholes model and is amortized over the requisite service period using the straight-line method. There have been no grants of stock options in 2008.

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	145,000	$21.46
Granted	---
Exercised	(4,000)	11.50
Forfeited or expired	(25,000)	22.73
Outstanding at June 30, 2008	116,000	$21.62	6.61	$	---
Exercisable at June 30, 2008	116,000	$21.62	6.61	$	---

Because no options have been granted in 2008 and all options were fully vested at December 31, 2007, there is no expense included in net income.

During the six months ended June 30, 2008, there were no stock options granted and 4,000 options were exercised with an intrinsic value of $26,000. For the six months ended June 30, 2007 there were no stock options granted and 10,000 options were exercised with an intrinsic value of $98,900.

Note (3)            Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

	Six Months ended June 30,		Year ended December 31,
($ in thousands, except % data)	2008	2007	2007
Balance at beginning of period	$5,219	$5,157	$5,157
Provision for loan losses	235	10	423
Loans charged off	(282)	(225)	(471)
Recoveries	95	58	110
Balance at the end of period	$5,267	$5,000	$5,219
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	0.98%	0.98%	1.00%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees1.	0.07%	0.07%	0.07%
Ratio of allowance for loan losses to nonperforming loans2.	239.41%	440.14%	453.83%

1.	Net charge-offs are on an annualized basis.
2.	The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

	June 30,		December 31,
($ in thousands, except % data)	2008	2007	2007
Nonperforming Assets:
Nonaccrual loans	$2,200	$1,136	$1,150
Restructured loans	---	---	---
Total nonperforming loans	2,200	1,136	1,150
Foreclosed property	234	306	263
Total nonperforming assets	$2,434	$1,442	$1,413
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	0.46%	0.28%	0.27%

	June 30,			December 31,
($ in thousands, except % data)	2008		2007		2007
Loans past due 90 days or more and still accruing		$1,159		$583		$1,181
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.22%		0.11%		0.23%
Impaired loans
Total impaired loans		$2,200		$1,132		$1,144
Impaired loans with a valuation allowance		---		---		---
Valuation allowance		---		---		---
Impaired loans, net of allowance		---		---		---
Impaired loans with no valuation allowance		$2,200		$1,132		$1,144
Average recorded investment in impaired loans		$1,556		$1,134		$1,138
Income recognized on impaired loans	$	---	$	---	$	---
Amount of income recognized on a cash basis	$	---	$	---	$	---

There were no nonaccrual loans excluded from impaired loan disclosure under SFAS 114 at June 30, 2008. At December 31, 2007 there were $6 in nonaccrual loans excluded from impaired loan disclosure under SFAS 114.

Note (4) Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of June 30, 2008 are as follows:

	June 30, 2008
($ in thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for sale:
U.S. Treasury	$3,026	$39	$	---	$3,065
U.S. Government agencies and corporations	11,981	112		29	12,064
State and political subdivisions	83,942	948		698	84,192
Mortgage-backed securities	25,425	66		229	25,262
Corporate debt securities	31,377	54		887	30,544
Federal Reserve Bank stock-restricted	92	---		---	92
Federal Home Loan Bank stock-restricted	1,693	---		---	1,693
Other securities	3,015	---		82	2,933
Total securities available for sale	$160,551	$1,219		$1,925	$159,845

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of June 30, 2008 are as follows:

	June 30, 2008
($ in thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to maturity:
U.S. Government agencies and corporations	$46,960	$177	$693	$46,444
State and political subdivisions	68,490	875	705	68,660
Mortgage-backed securities	1,925	12	23	1,914
Corporate debt securities	12,095	67	448	11,714
Total securities held to maturity	$129,470	$1,131	$1,869	$128,732

Information pertaining to securities with gross unrealized losses at June 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2008
	Less Than 12 Months		12 Months or More
($ in thousands)	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U.S. Government agencies and corporations	$33,243	$722	$	---	$	---
State and political subdivisions	49,948	1,381		1,438		22
Mortgage-backed securities	17,105	248		682		4
Corporate debt securities	15,725	464		16,843		871
Other securities	304	82		---		---
Total temporarily impaired securities	$116,325	$2,897		$18,963		$897

	December 31, 2007
	Less Than 12 Months				12 Months or More
($ in thousands)	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
U.S. Treasury	$	---	$	---	$994	$6
U.S. Government agencies and corporations		1		---	8,162	25
State and political subdivisions		12,622		255	29,085	239
Mortgage-backed securities		---		---	10,455	79
Corporate debt securities		1,893		77	34,965	865
Total temporarily impaired securities		$14,516		$332	$83,661	$1,214

The Company had 189 securities with a fair value of $135,288 which were temporarily impaired at June 30, 2008. The total unrealized loss on these securities was $3,794. Losses are attributed to interest rate movements. Credit quality of the securities portfolio is continuously monitored by management. The Company has the ability and intent to hold these securities until maturity or until the cost is recovered. Therefore, the losses associated with these securities are considered temporary at June 30, 2008. All securities shown are above investment grade.

Note (5) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (SFAS 141(R)). The Statement will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder's fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160) SFAS 160 requires an entity to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161), SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Six Months ended June 30,
($ in thousands)	2008	2007
Service cost	$214	$304
Interest cost	308	350

Expected return on plan assets	(333)	(318)
Amortization of prior service cost	(50)	4
Amortization of net obligation at transition	(7)	(6)
Recognized net actuarial loss	77	90
Net periodic benefit cost	$209	$424

Employer Contributions

NBI’s required minimum pension plan contribution for 2008 is $395. The contribution is being paid in quarterly installments.

Note (7) Fair Value Measurements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

•	Level 1 –	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 –

inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 –	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, securities are classified within Level 2 of the valuation hierarchy and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2008, the entire balance of loans held for sale was recorded at its cost.

Impaired loans

SFAS 157 applies to loans measured for impairment using the practical expedients permitted by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisal or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS 157.

National Bankshares, Inc. and Subsidiaries

(In thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Refer to the financial statements and other information included in this report as well as the 2007 Annual Report on Form 10-K for an understanding of the following discussion and analysis.

Cautionary Statement Regarding Forward-Looking Statements

We make forward-looking statements in this Form 10-Q that are subject to significant risks and uncertainties.  These forward-looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals, and are based upon our management’s views and assumptions as of the date of this report.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements.

These forward-looking statements are based upon or are affected by factors that could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. These factors include, but are not limited to, changes in:

•	interest rates,
•	general economic conditions,
•	the legislative/regulatory climate,
•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency and the Federal Reserve Board,
•	the quality or composition of the loan and/or investment portfolios,
•	demand for loan products,
•	deposit flows,
•	competition,
•	demand for financial services in the Company’s trade area,
•	the real estate market in the Company’s trade area,
•	the Company’s technology initiatives, and
•	applicable accounting principles, policies and guidelines.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report.

In addition, this discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A of our 2007 Annual Report on Form 10-K.

Critical Accounting Policies

General

The discussion and analysis of the Company’s financial condition and results of operations is based in large part upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). These accounting principles are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters.  Management must use assumptions, judgments and estimates when applying these principles where precise measurements are not possible or practical.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in such judgments, assumptions or estimates may have a significant impact on the consolidated financial statements.  Actual results, in fact, could differ from initial estimates.

The accounting policies with the greatest uncertainty and that require our most difficult, subjective or complex judgments and the greatest likelihood that materially different amounts would be reported under different conditions, or using different assumptions, are our allowance for loan losses and our accounting for core deposit intangibles, both of which are described below.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5), which requires that losses be accrued when they are probable of occurring and estimable, and (ii) Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

SFAS 114 does not specify how an institution should identify loans that are to be evaluated for collectibility, nor does it specify how an institution should determine that a loan is impaired. NBI uses its standard loan review procedures in making those judgments so that allowance estimates are based on a comprehensive, well-documented, and consistently applied analysis of the loan portfolio. Also the loan loss allowance takes into consideration all available information existing as of the financial statement date, including environmental factors such as industry, geographical, economic, and political considerations. For loans within the scope of SFAS 114 that are individually evaluated and found to be impaired, the associated allowance is based on upon one of the three impairment measurement methods specified in SFAS 114.

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

Core Deposit Intangibles

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, SFAS 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged and amortized over its estimated useful life. Branch acquisition transactions were outside the scope of SFAS 142 and therefore any intangible asset arising from such transactions remained subject to amortization over its estimated useful life.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions (SFAS 147). SFAS 147 amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement of Financial Accounting Standards No. 141, Business Combinations, and SFAS 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of SFAS 147 do not apply to transactions between two or more mutual enterprises. In addition, SFAS 147 amends Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used. The Company has determined that the acquisitions that generated the intangible assets on the consolidated balance sheets in the amount of $9,958 and $10,912 at December 31, 2003 and 2002, respectively, did not constitute the acquisition of a business, and therefore will continue to be amortized.

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

Performance Summary

The following table shows NBI’s key performance ratios for the six months ended June 30, 2008 and year ended December 31, 2007.

	June 30, 2008	December 31, 2007
Return on average assets	1.49%	1.46%
Return on average equity	12.39%	12.60%
Net interest margin (1)	4.00%	3.98%
Noninterest margin (2)	1.46%	1.41%
Basic net income per share	$0.96	$1.82
Fully diluted net income per share	$0.96	$1.82

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest income (including securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

The return on average assets for the six months ended June 30, 2008 was 1.49%, up 3 basis points from 1.46% for the year ended December 31, 2007, as earnings grew at a faster rate than assets. The return on average equity declined from 12.60% for the year ended December 31, 2007 to 12.39% for the six months ended June 30, 2008.

Growth

The following table shows the Company’s key growth indicators:

	June 30, 2008	December 31, 2007
Securities	$289,315	$273,343
Loans, net	529,465	518,435
Deposits	781,113	776,339
Total assets	894,912	887,647

Each of the Company’s key growth indicators improved in the first six months of 2008. Growth in net loans and deposits was internally generated. New loans were added to the portfolio without compromising NBB’s traditionally conservative underwriting standards. Growth in deposits was moderate and managed with the goal of minimizing any negative impact on the net interest margin.

Deposits and total assets both declined when compared with totals at the end of the first quarter of 2008, when deposits were $795,085 and total assets were $911,721. The decline in deposits was attributable to a decline in the time deposits category. Deposit growth had outpaced loan demand, and accordingly, management adjusted its deposit pricing strategy to eliminate the imbalance in deposit and loan growth. The Company will continue its efforts to coordinate deposit growth with loan funding and other Company needs, while aiming to achieve profit goals.

Asset Quality

Key asset quality indicators are shown below:

June 30, 2008	December 31,2007

Nonperforming loans	$2,200	$1,150
Loans past due over 90 days	1,159	1,181
Other real estate owned	234	263
Allowance for loan losses to loans	0.98%	1.00%
Net charge-off ratio	0.07%	0.07%

Nonperforming loans at June 30, 2008, all of which were nonaccrual loans, were $2,200, or 0.41% of loans net of unearned income. Nonperforming loans increased by $1,050 over the $1,150 reported on December 31, 2007. Loans past due 90 days or more at the end of the second quarter of 2008 were $1,159, down by $22 from the total at year-end. Although there were increases in nonperforming loans from year-end, the ratio of nonperforming loans to total loans remains low when compared with peers and is consistent with the Company’s conservative underwriting.

Net Interest Income

Net interest income for the first six months of 2008 was $14,961, an increase of $522, or 3.62%, when compared with the same period in 2007. This increase is attributable to an increase in the volume of earning assets and a decrease in higher rate certificates of deposit.

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

The Federal funds interest rate has been lowered seven times since June 2007. If interest rates stabilize at their current level or drop further in the future, it should have a positive effect. Offsetting the effect of declining interest rates are higher-rate investment securities, which can be called when interest rates fall, so that the issuer can refinance its debt at a lower rate. In addition, in order to retain loans in a competitive market, interest rates must sometimes be lowered on existing loans. If interest rates rise, particularly if they increase quickly, there could be a negative effect on earnings. The Company’s interest-bearing liabilities reprice more quickly than its interest-earning assets. In the current uncertain economy, it is difficult to predict the direction and timing of future interest rate changes.

The primary source of funds used to support the Company’s interest-earning assets is deposits. Deposits are obtained in the Company’s trade area through traditional marketing techniques. Other funding sources, such as the Federal Reserve Bank and the Federal Home Loan Bank, while available, are only used occasionally. The cost of funds is dependent on interest rate levels and competitive factors, which can limit the ability of the Company to react to interest rate movements.

Provision and Allowance for Loan Losses

The provision for loan losses for the six-month period ended June 30, 2008 was $235. The ratio of the allowance for loan losses to total loans at the end of the first six months of 2008 was 0.98%, which compares to 1.00% at December 31, 2007. The net charge-off ratio was 0.07% at June 30, 2008 and 0.07% at December 31, 2007.

During the second quarter of 2008, management added to the provision for loan losses in an amount management believes is sufficient to account for the growth in the loan portfolio. Nonperforming loans have increased from $1,150 at year-end to $2,200 at June 30, 2008 and the ratio of allowance for loan losses to nonperforming loans has declined during the same period. The ratio at June 30, 2008 remains at a reasonable level, 239.41%, utilizing the methodology described above in detail in “Allowance for Loan Losses”. Especially in this uncertain economic environment, loan quality indicators are closely monitored, and management regularly evaluates the sufficiency of the allowance for loan losses.

Noninterest Income

	Six Months ended
	June 30, 2008	June 30, 2007	Percent Change
Service charges on deposit accounts	$1,572	$1,653	(4.90%)
Other service charges and fees	162	162	---%
Credit card fees	1,373	1,318	4.17%

Trust fees	622	733	(15.14%)
Other income	529	521	1.54%
Realized securities gains	265	51	419.61%

Service charges on deposit accounts totaled $1,572 for the six months ended June 30, 2008. This is a decline of $81, or 4.90%, from the same period of 2007. This category is affected by the number of deposit accounts, the level of service charge fees and the number of checking account overdrafts. The decline resulted from a decline in checking account overdrafts.

Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit rent, fees for letters of credit and the income earned from commission on the sale of credit life, accident and health insurance. These fees were $162 for both the six months ended June 30, 2007 and June 30, 2008.

Internal growth from a higher volume of credit card accounts, transactions and merchant transactions resulted in credit card fees of $1,373 for the six months ended June 30, 2008. This was an increase of $55, or 4.17%, over the $1,318 total reported for the same period last year.

Trust fees, at $622, were down by $111, or 15.14%, from the $733 earned in the first two quarters of 2007. Trust income varies depending on the number of Trust accounts, the types of accounts under management and financial market conditions. The decline in Trust fees is attributable to a combination of all three factors. The financial markets declined during the second quarter of 2008, negatively affecting income. In addition, there are fewer accounts under management. The mix of account types also affected Trust fees during the quarter, but the fact that there were fewer estate accounts in 2008 than in 2007 is the reason for the majority of the decline in Trust fees.

Other income is income that cannot be classified in another category. Some examples include net gains from the sales of fixed assets, rent from foreclosed properties, income from the increase in the cash value of life insurance and revenue from investment and insurance sales. Other income for the six months ended June 30, 2008 was $529. This represents an increase of $8, or 1.54%, when compared with the six months ended June 30, 2007.

During the first quarter of 2008, the Company recognized $290 in gains from the initial public offering of Visa, Inc. When the credit card processor went public, the Company was required to sell a portion of its Class B shares. This gain, offset by minor losses in called investment securities, is the source of the $265 in realized securities gains for the six months ended June 30, 2008.

Noninterest Expense

	Six Months ended
	June 30, 2008	June 30, 2007	Percent Change
Salaries and employee benefits	$5,603	$5,619	(0.28%)
Occupancy, furniture and fixtures	891	897	(0.67%)
Data processing and ATM	678	580	16.90%
Credit card processing	1,024	1,026	(0.19%)
Intangibles amortization	562	569	(1.23%)
Net costs of other real estate owned	12	61	(80.33%)
Other operating expenses	1,993	2,009	(0.80%)

Salary and benefits expense declined 0.28%, from $5,619 for the six months ended June 30, 2007 to $5,603 for the six months ended June 30, 2008. The Company has made a concerted effort to control these costs.

Occupancy, furniture and fixtures expense was $891 for the six months ended June 30, 2008, a decline of $6, or 0.67%, from the same period last year. The drop reflects the Company’s emphasis on containing controllable expenses.

Data processing and ATM expense was $678 for the six months ended June 30, 2008, an increase of $98, or 16.90% over the six months ended June 30, 2007. Most of the change is attributable to increased costs associated with an upgrade of the Company’s data and telecommunications infrastructure and to increased maintenance expense for an investment in data processing software and hardware for branch capture and merchant capture check processing.

Credit card processing expense was $1,024 for the six months ended June 30, 2008, a decrease of $2 from the total for the six months ended June 30, 2007. This expense is driven by the volume of credit card, debit card and merchant accounts and transactions.

The expense for intangibles and goodwill amortization is related to acquisitions. There were no acquisitions in the past year, and certain expenses have been fully amortized. This accounts for the decline from $569 for the six months ended June 30, 2007 to $562 for the six months ended June 30, 2008.

Net costs of other real estate owned have decreased from $61 for the six months ended June 30, 2007 to $12 for the six months ended June 30, 2008. This expense category varies with the number of other real estate owned properties and the expenses associated with each. In the first half of 2007, there were $30 in foreclosure costs which were not incurred in the same period in 2008.

The category of other operating expenses includes noninterest expense items such as franchise taxes, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses for the six months ended June 30, 2008 were $1,993. This reflects a decrease of $16, or 0.80%, when compared with the same period in 2007. The Company makes it a priority to manage controllable costs.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	June 30, 2008	December 31, 2007	Percent Change
Interest-bearing deposits	$29,292	$14,180	106.57%
Securities available for sale	162,342	163,210	(0.53%)
Securities held to maturity	120,898	119,524	1.15%
Mortgage loans held for sale	410	661	(37.97%)
Real estate construction loans	50,528	41,620	21.40%
Real estate mortgage loans	147,943	135,584	9.12%
Commercial and industrial loans	218,453	214,387	1.90%
Loans to individuals	110,442	119,626	(7.68%)
Total Assets	895,701	867,061	3.30%

Liabilities and stockholders equity
Noninterest-bearing demand deposits	$112,547	$108,854	3.39%
Interest-bearing demand deposits	244,176	223,771	9.12%
Savings deposits	45,081	46,943	(3.97%)
Time deposits	379,026	379,089	(0.02%)
Other borrowings	61	626	(90.26%)
Stockholders’ equity	107,963	100,597	7.32%

Securities

Average securities available for sale were $162,342 for the six months ended June 30, 2008, compared with $163,210 for the year ended December 31, 2007. This represents a nominal decrease of $868 when the two periods are compared.

Average securities held to maturity were $120,898 for the six months ended June 30, 2008, an increase of $1,374, or 1.15%, when compared to the average for the year ended December 31, 2007 of $119,524.

Management regularly monitors the credit quality of the investment portfolio. The current uncertainty in the economy and the volatility in the financial markets is closely followed by Company management.

Loans

	June 30, 2008	December 31, 2007	Percent Change
Commercial and industrial	$226,163	$216,830	4.30%
Real estate mortgage	149,523	145,542	2.74%
Real estate construction	53,197	46,697	13.92%
Loans to individuals	106,954	115,704	(7.56%)
Total loans	$535,837	$524,773	2.11%

The Company’s total loans increased from $524,733 at year-end 2007 to $535,837 at June 30, 2008. The $11,064, or 2.11%, increase is the result of growth in the commercial and industrial, real estate mortgage and real estate construction categories, partially offset by a decline in loans to individuals.

Among the four loan categories, real estate construction loans have experienced the greatest percentage of growth. At December 31, 2007 there was $46,697 in real estate construction loans, and at June 30, 2008 the total increased 13.92% to $53,197. Commercial and industrial loans grew by 4.30%, from $216,830 at year-end 2007 to $226,163 at the end of the second quarter of 2008. Real estate mortgage loans were at $149,523 at June 30, 2008 and $145,542 at December 31, 2007, an increase of $3,981 or 2.74%. Because of the nature of real estate construction loans, a portion of the increase in that category is seasonal. It is NBB’s policy to require a commitment for permanent mortgage financing from a secondary market mortgage lender prior to approving a residential construction loan. NBB converts most commercial real estate construction loans to permanent commercial and industrial loans.

The commercial and industrial loans category has grown as interest rates have declined and loans with other lenders were refinanced with NBB.

The 7.56% decline in loans to individuals continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers.

Deposits

	June 30, 2008	December 31, 2007	Percent Change
Noninterest-bearing demand deposits	$123,969	$113,361	9.36%
Interest-bearing demand deposits	254,686	237,772	7.11%
Saving deposits	47,173	44,349	6.37%
Time deposits	355,285	380,857	(6.71%)
Total deposits	$781,113	$776,339	0.61%

Total deposits have increased by just 0.61%, from $776,339 at December 31, 2007 to $781,113 at June 30, 2008. The growth was internally generated and was not the result of acquisitions. There has been solid growth in noninterest-bearing demand deposits, interest-bearing demand deposits and in saving deposits. This growth was offset by a decline of 6.71% in time deposits, from $380,857 at the end of 2007 to $355,285 at June 30, 2008. In a highly competitive deposit market, the Company chose not to aggressively bid for certain time deposits so as to protect its interest rate margin and increase profits.

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

Net cash provided by operating activities for the six months ended June 30, 2008 was $3,976, which compares to $6,222 for the six months ended June 30, 2007.

Net cash used in investing activities in the six months ended June 30, 2008 was $1,447, compared to $8,455 for the six months ended June 30, 2007.

Net cash provided by financing activities for the six months ended June 30, 2008 was $1,551, compared to $3,887 for the same period last year.

At June 30, 2008, management is unaware of any commitment or trend that would have a material effect on liquidity.

Capital Resources

Total stockholders’ equity at June 30, 2008 was $107,354, an increase of $2,554 from December 31, 2007. The Company repurchased stock totaling $87 in the second quarter of 2008. The Tier I and Tier II risk-based capital ratios at June 30, 2008 were 15.23% and 16.07%, respectively.

Off-Balance Sheet Arrangements

In the normal course of business, NBB extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers. Standby letters of credit are also issued to the bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it can draw funds. A sale of loans would also be an option.

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default.
There were no material changes in these off-balance sheet arrangements during the first six months of 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2007 in the Company’s 2007 Form 10-K.

Item 4.	Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2008 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

On May 23, 2008, effective upon the resignation of its previous principal financial officer, the Company’s Executive Vice President was appointed to serve as its principal financial officer. The current principal financial officer conducted the evaluation of disclosure controls and procedures discussed above. The Company does not believe that this change had or will have any material impact on the Company’s internal control over financial reporting.

Because of the inherent limitations in all control systems, the Company believes that no system of controls, no matter how well designed and operated, can provide absolute assurance that all control issues have been detected.

Part II

Other Information

Item 1.	Legal Proceedings

There are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or to which the property of the Company or any of its subsidiaries is subject that, in the opinion of management, may materially impact the financial condition of the Company.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases during the second quarter of 2008 the Company’s common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share($)(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1-30	4,600	18.81	4,600	36,150
May 1-31	---	---	---	---
June 1-30	---	---	---	100,000
Total	4,600		4,600

1.	Average price per share includes commissions.
2.

On May 9, 2007 the Board of Directors approved the repurchase of up to 100,000 shares of common stock in the period from June 1, 2007 through May 31, 2008. On May 14, 2008 the Board approved the repurchase of up to 100,000 shares of common stock between June 1, 2008 and May 31, 2009.

Item 3.	Defaults Upon Senior Securities

None for the six months ended June 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Three Class 3 Directors of the Company were elected for a term of three years each by a vote of the security holders.

(a)	This matter was submitted to a vote at the Company’s Annual Meeting of Stockholders held on April 8, 2008.

(b)	The name of each director elected at the meeting follows:

Jack H. Harry

William A. Peery

James M. Shuler

The name of each director whose term of office continued after the meeting follows:

Lawrence J. Ball

Jack W. Bowling

Jack M. Lewis

Mary G. Miller

James G. Rakes

Glenn P. Reynolds

(c)	The number of votes cast for or withheld from each nominee is provided below. There were no abstentions and no broker non-votes.

Election of Directors

Director	Votes For	Votes Withheld
Jack H. Harry	5,652,767	79,619
William A. Peery	5,661,847	70,539
James M. Shuler	5,652,143	80,243

Item 5.	Other Information

None

Item 6.	Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

DATE: August 11, 2008	/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Authorized Officer)

DATE: August 11, 2008	/s/ F. BRAD DENARDO
F. Brad Denardo Interim Treasurer and Chief Financial Officer (Principal Financial Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc., dated March 2, 2006	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on March 16, 2006)
3(ii)	Amended and Restated Bylaws of National Bankshares, Inc., dated November 14, 2007	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10-K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
4(ii)	Article Four of the Articles of Incorporation of National Bankshares, Inc. included in Exhibit No. 3(i)	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on March 16, 2006)
10(i)	Computer software license agreement, dated June 18, 1990, by and between Information Technology, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for fiscal year ended December 31, 1992)
*10(ii)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 on June 4, 1999)
*10(iii)	Employment Agreement, dated January 1, 2002, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of Form 10-Q for the period ended June 30, 2002)
*10(iv)	Employee Lease Agreement, dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii)(A) of Form 10-Q for the period ended September 30, 2002)
*10(v)	Change in Control Agreement, dated January 5, 2003, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10 (iii)(A) of Form 10-K for the period ended December 31, 2002)
*10(vi)	Change in Control Agreement, dated January 8, 2003, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10 (iii)(A) of Form 10-K for the period ended December 31, 2002)
*10(vii)	Salary Continuation Agreement, dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8-K filed on February 8, 2006)
*10(vii)(A)	First Amendment, dated February 8, 2006, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8-K filed on December 19, 2007)
*10(viii)	Salary Continuation Agreement, dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8-K filed on February 8, 2006)
*10(viii)(A)	First Amendment, dated February 8, 2006, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8-K filed on December 19, 2007)
*10(viii)(B)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8-K filed on June 12, 2008)

*10(ix)	Salary Continuation Agreement, dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8-K filed on February 8, 2006)
*10(ix)(A)	First Amendment, dated February 8, 2006, to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8-K filed on December 19, 2007)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)

*	Indicates a management contract or compensatory plan.

Exhibit 31(i)

CERTIFICATIONS

I, James G. Rakes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Bankshares, Inc.;

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

4.   The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

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

(c)       Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)       Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: August 11, 2008

/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Principal Executive Officer)

Exhibit 31(ii)

CERTIFICATIONS

I, F. Brad Denardo, certify that:

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

4.   The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

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

(c)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: August 11, 2008

/s/ F. BRAD DENARDO
F. Brad Denardo Interim Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended June 30, 2008, I, James G. Rakes, President and Chief Executive Officer (Principal Executive Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)   such Form 10-Q for the quarter ended June 30, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended June 30, 2008, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Principal Executive Officer) August 11, 2008

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended June 30, 2008, I, F. Brad Denardo, Interim Treasurer and Chief Financial Officer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)   such Form 10-Q for the quarter ended June 30, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended June 30, 2008, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ F. BRAD DENARDO
F. Brad Denardo Interim Treasurer and Chief Financial Officer (Principal Financial Officer) August 11, 2008