Form 10-Q
period 2008-09-30
NATIONAL BANKSHARES INC
filed 2008-11-06
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer ☒	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [ ]	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at October 31, 2008 6,926,974

(This report contains 31 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Financial Information

Item 1. Financial Statements

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
($ in thousands, except share data)	2008	2007
Assets
Cash and due from banks	$16,511	$16,324
Interest-bearing deposits	12,257	29,687
Securities available for sale, at fair value	151,592	158,594
Securities held to maturity (fair value approximates $125,084 at September 30, 2008 and $115,463 at December 31, 2007)	127,108	114,749
Mortgage loans held for sale	95	220
Loans:
Real estate construction loans	63,880	46,697
Real estate mortgage loans	144,510	145,542
Commercial and industrial loans	232,648	216,830
Loans to individuals	106,914	115,704
Total loans	547,952	524,773
Less unearned income and deferred fees	(1,113)	(1,119)
Loans, net of unearned income and deferred fees	546,839	523,654
Less: allowance for loan losses	(5,435)	(5,219)
Loans, net	541,404	518,435
Bank premises and equipment, net	11,470	12,016
Accrued interest receivable	6,001	5,711
Other real estate owned, net	1,037	263
Intangible assets and goodwill, net	13,997	14,838
Other assets	20,811	16,810
Total assets	$902,283	$887,647

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$113,936	$113,361
Interest-bearing demand deposits	235,809	237,772
Savings deposits	46,453	44,349
Time deposits	389,788	380,857
Total deposits	785,986	776,339
Other borrowed funds	56	64
Accrued interest payable	636	792
Other liabilities	6,132	5,652
Total liabilities	792,810	782,847

		continued

Stockholders' Equity
Preferred stock of no par value.
Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock of $1.25 par value.
Authorized 10,000,000 shares; issued and outstanding 6,926,974 shares in 2008 and 6,952,274 in 2007	8,659	8,690
Retained earnings	104,843	97,810
Accumulated other comprehensive (loss), net	(4,029)	(1,700)
Total stockholders' equity	109,473	104,800
Total liabilities and stockholders' equity	$902,283	$887,647

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended September 30, 2008 and 2007

(Unaudited)

	September 30,	September 30,
($ in thousands, except share and per share data)	2008	2007
Interest income
Interest and fees on loans	$9,196	$9,367
Interest on interest-bearing deposits	36	124
Interest on securities – taxable	1,726	1,882
Interest on securities – nontaxable	1,451	1,320
Total interest income	12,409	12,693

Interest expense
Interest on time deposits $100,000 or more	1,323	1,665
Interest on other deposits	2,865	3,775
Interest on borrowed funds	7	2
Total interest expense	4,195	5,442
Net interest income	8,214	7,251
Provision for loan losses	280	119
Net interest income after provision for loan losses	7,934	7,132

Noninterest income
Service charges on deposit accounts	930	814
Other service charges and fees	88	85
Credit card fees	728	710
Trust income	307	286
Other income	231	230
Realized securities losses, net	(76)	---
Total noninterest income	2,208	2,125

Noninterest expense
Salaries and employee benefits	2,792	2,621
Occupancy, furniture and fixtures	437	419
Data processing and ATM	355	278
Credit card processing	546	559
Intangibles amortization	279	284
Net costs of other real estate owned	52	10
Other operating expenses	1,070	929
Total noninterest expense	5,531	5,100
Income before income tax expense	4,611	4,157
Income tax expense	996	961
Net income	$3,615	$3,196

		continued

Net income per share - basic		$0.52		$0.46
- diluted		$0.52		$0.46
Weighted average number of common
shares outstanding - basic		6,926,974		6,966,685
- diluted		6,932,438		6,978,676
Dividends declared per share	$	---	$	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	September 30,	September 30,
($ in thousands, except share and per share data)	2008	2007
Interest income
Interest and fees on loans	$27,682	$27,745
Interest on interest-bearing deposits	426	508
Interest on securities – taxable	5,175	5,688
Interest on securities – nontaxable	4,309	3,977
Total interest income	37,592	37,918

Interest expense
Interest on time deposits $100,000 or more	4,502	4,844
Interest on other deposits	9,904	11,350
Interest on borrowed funds	11	34
Total interest expense	14,417	16,228
Net interest income	23,175	21,690
Provision for loan losses	515	129
Net interest income after provision for loan losses	22,660	21,561

Noninterest income
Service charges on deposit accounts	2,502	2,467
Other service charges and fees	250	247
Credit card fees	2,101	2,028
Trust income	929	1,019
Other income	760	751
Realized securities gains, net	189	51
Total noninterest income	6,731	6,563

Noninterest expense
Salaries and employee benefits	8,395	8,240
Occupancy, furniture and fixtures	1,328	1,316
Data processing and ATM	1,033	858
Credit card processing	1,570	1,585
Intangibles amortization	841	853
Net costs of other real estate owned	64	71
Other operating expenses	3,063	2,938
Total noninterest expense	16,294	15,861
Income before income tax expense	13,097	12,263
Income tax expense	2,832	2,811
Net income	$10,265	$9,452

		continued

Net income per share - basic	$1.48	$1.36
- diluted	$1.48	$1.35
Weighted average number of common
shares outstanding - basic	6,930,133	6,975,344
- diluted	6,937,018	6,991,712
Dividends declared per share	$0.39	$0.37

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

($ in thousands, except per share data)	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total

Balances at December 31, 2006	$8,725	$91,123	$(3,093)		$96,755
Net income	---	9,452	---	$9,452	9,452
Dividends $0.37 per share	---	(2,584)	---	---	(2,584)
Exercise of stock options	13	93	---	---	106
Other comprehensive loss, net of tax:
Unrealized losses on securities available for sale, net of income tax $(130)	---	---	---	(242)	---
Reclass adjustment, net of tax $(18)	---	---	---	(33)	---
Other comprehensive loss, net of tax $(148)	---	---	(275)	(275)	(275)
Comprehensive income	---	---	---	$9,177	---
Stock repurchase	(41)	(644)	---		(685)
Balances at September 30, 2007	$8,697	$97,440	$(3,368)		$102,769

Balances at December 31, 2007	$8,690	$97,810	$(1,700)		$104,800
Net income	---	10,265	---	$10,265	10,265
Dividends $0.39 per share	---	(2,702)	---	---	(2,702)
Exercise of stock options	5	41	---	---	46
Other comprehensive loss, net of tax:
Unrealized losses on securities available for sale, net of income tax $(1,198)	---	---	---	(2,224)	---
Reclass adjustment, net of tax $(58)	---	---	---	(108)	---
Other comprehensive loss, net of tax $(1,256)	---	---	(2,332)	(2,332)	(2,332)
Comprehensive income	---	---	---	$7,933	---
Effect of changing pension plan measurement date pursuant to SFAS No. 158	---	(45)	3	---	(42)
Stock repurchase	(36)	(526)	---		(562)
Balances at September 30, 2008	$8,659	$104,843	$(4,029)		$109,473

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	September 30,	September 30,
($ in thousands)	2008	2007
Cash flows from operating activities
Net income	$10,265	$9,452
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	515	129
Depreciation of bank premises and equipment	730	761
Amortization of intangibles	841	853
Amortization of premiums and accretion of discounts, net	189	177
(Gains) losses on disposal of fixed assets	2	(6)
Gains on sales and calls of securities available for sale, net	(166)	(51)
Gains on calls of securities held to maturity, net	(23)	---
(Gains) losses on other real estate owned	(5)	38
Net change in:
Mortgage loans held for sale	125	430
Accrued interest receivable	(290)	(443)
Other assets	(2,722)	(520)
Accrued interest payable	(156)	(56)
Other liabilities	415	462
Net cash provided by operating activities	9,720	11,226

Cash flows from investing activities
Net change interest-bearing deposits	17,430	13,199
Proceeds from calls, principal payments, sales and maturities of securities available for sale	20,409	15,233
Proceeds from calls, principal payments and maturities of securities held to maturity	19,953	3,508
Purchases of securities available for sale	(16,957)	(6,336)
Purchases of securities held to maturity	(32,350)	(8,239)
Purchases of loan participations	(369)	(3,500)
Collections of loan participations	102	4,720
Loan originations and principal collections, net	(24,161)	(15,368)
Proceeds from disposal of other real estate owned	65	386
Recoveries on loans charged off	110	76
Purchase of bank premises and equipment	(194)	(279)
Proceeds from disposal of bank premises and equipment	8	20
Net cash (used in) provided by investing activities	(15,954)	3,420

Cash flows from financing activities
Net change in other deposits	716	(13,748)
Net change in time deposits	8,931	(953)
Net change in other borrowed funds	(8)	(7)
Stock options exercised	46	106

		continued

Common stock repurchased	(562)		(685)
Cash dividends paid	(2,702)		(2,584)
Net cash provided by (used in) financing activities	6,421		(17,871)
Net change in cash and due from banks	187		(3,225)
Cash and due from banks at beginning of period	16,324		15,283
Cash and due from banks at end of period	$16,511		$12,058

Supplemental disclosure of cash flow information
Cash paid for interest	$14,573		$16,284
Cash paid for income taxes	$3,034		$2,680
Loans charged to the allowance for loan losses	$409		$319
Loans transferred to other real estate owned	$834		$226
Unrealized losses on securities available for sale	$(3,588)		$(423)
Effect of changing pension plan measurement data	$63	$	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008

(Unaudited)

($ in thousands, except share and per share data)

Note (1) General

The consolidated financial statements of National Bankshares, Inc. (NBI) and its wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and National Bankshares Financial Services, Inc. (NBFS) (collectively, the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company's 2007 Form 10-K. The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note (2) Stock-Based Compensation

The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of NBI and its subsidiaries an opportunity to acquire shares of NBI common stock. The purpose of the 1999 Stock Option Plan is to promote the success of NBI and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 500,000 shares of NBI common stock may be granted. The 1999 Stock Option Plan is administered by the Stock Option Committee, which is the NBI Board of Directors’ Compensation Committee, made up entirely of independent directors of NBI. The Stock Option Committee may determine whether options are incentive stock options or nonqualified stock options and may determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limits the maximum term of any option granted to ten years, states that options may be granted at not less than fair market value on the date of the grant and contains certain other limitations on the exercisability of incentive stock options. The options generally vest 25% after one year, 50% after two years, 75% after three years and 100% after four years. At the discretion of the Stock Option Committee options may be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of NBI. At September 30, 2008, there were 286,000 additional shares available for grant under the plan. There were no nonvested options outstanding at September 30, 2008.

Compensation expense is calculated using the Black-Scholes model and is amortized over the requisite service period using the straight-line method. There have been no grants of stock options in 2008.

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	145,000	$21.46
Granted	---
Exercised	(4,000)	11.50
Forfeited or expired	(25,000)	22.37
Outstanding at September 30, 2008	116,000	$21.62	6.36	$	---
Exercisable at September 30, 2008	116,000	$21.62	6.36	$	---

Because no options have been granted in 2008 and all options were fully vested at December 31, 2007, there is no expense included in net income.

During the nine months ended September 30, 2008, there were no stock options granted and 4,000 options were exercised with an intrinsic value of $20,000. For the nine months ended September 30, 2007 there were no stock options granted and 10,000 options were exercised with an intrinsic value of $88,500.

Note (3)           Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

	Nine Months ended September 30,		Year ended December 31,
($ in thousands, except % data)	2008	2007	2007
Balance at beginning of period	$5,219	$5,157	$5,157
Provision for loan losses	515	129	423
Loans charged off	(409)	(319)	(471)
Recoveries	110	76	110
Balance at the end of period	$5,435	$5,043	$5,219
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	0.99%	0.98%	1.00%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees1.	0.08%	0.06%	0.07%
Ratio of allowance for loan losses to nonperforming loans2.	271.34%	417.47%	453.83%

1.	Net charge-offs are on an annualized basis.
2.	The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

	September 30,		December 31,
($ in thousands, except % data)	2008	2007	2007
Nonperforming Assets:
Nonaccrual loans	$2,003	$1,208	$1,150
Restructured loans	---	---	---
Total nonperforming loans	2,003	1,208	1,150
Foreclosed property	1,037	192	263
Total nonperforming assets	$3,040	$1,400	$1,413
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	0.55%	0.27%	0.27%

	September 30,			December 31,
($ in thousands, except % data)	2008		2007		2007
Loans past due 90 days or more and still accruing		$1,324		$288		$1,181
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.24%		0.06%		0.23%
Impaired loans
Total impaired loans		$4,374		$1,140		$1,144
Impaired loans with a valuation allowance		$3,271	$	---	$	---
Valuation allowance		996		---		---
Impaired loans, net of allowance		$2,275	$	---	$	---
Impaired loans with no valuation allowance		$1,103		$1,140		$1,144
Average recorded investment in impaired loans		$3,861		$1,136		$1,138
Income recognized on impaired loans		$124	$	---	$	---
Amount of income recognized on a cash basis	$	---	$	---	$	---

There were no nonaccrual loans excluded from impaired loan disclosure under SFAS 114 at September 30, 2008. At December 31, 2007 there were $6 in nonaccrual loans excluded from impaired loan disclosure under SFAS 114.

Note (4) Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of September 30, 2008 are as follows:

	September 30, 2008
($ in thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for sale:
U.S. Treasury	$3,025	$94	$	---	$3,119
U.S. Government agencies and corporations	12,983	201		10	13,174
State and political subdivisions	82,388	797		1,489	81,696
Mortgage-backed securities	24,176	166		46	24,296
Corporate debt securities	27,357	43		2,669	24,731
Federal Reserve Bank stock-restricted	92	---		---	92
Federal Home Loan Bank stock-restricted	1,648	---		---	1,648
Other securities	2,929	---		93	2,836
Total securities available for sale	$154,598	$1,301		$4,307	$151,592

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of September 30, 2008 are as follows:

	September 30, 2008
($ in thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to maturity:
U.S. Government agencies and corporations	$45,962	$232	$586	$45,608
State and political subdivisions	67,545	684	1,692	66,537
Mortgage-backed securities	1,860	19	---	1,879
Corporate debt securities	11,741	14	695	11,060
Total securities held to maturity	$127,108	$949	$2,973	$125,084

Information pertaining to securities with gross unrealized losses at September 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2008
	Less Than 12 Months		12 Months or More
($ in thousands)	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U.S. Government agencies and corporations	$30,383	$596	$	---	$	---
State and political subdivisions	61,078	3,160		1,437		21
Mortgage-backed securities	5,412	43		657		3
Corporate debt securities	19,584	1,297		11,634		2,067
Other securities	493	93		---		---
Total temporarily impaired securities	$116,950	$5,189		$13,728		$2,091

	December 31, 2007
	Less Than 12 Months				12 Months or More
($ in thousands)	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
U.S. Treasury	$	---	$	---	$994	$6
U.S. Government agencies and corporations		1		---	8,162	25
State and political subdivisions		12,622		255	29,085	239
Mortgage-backed securities		---		---	10,455	79
Corporate debt securities		1,893		77	34,965	865
Total temporarily impaired securities		$14,516		$332	$83,661	$1,214

The Company had 194 securities with a fair value of $130,678 which were temporarily impaired at September 30, 2008. The total unrealized loss on these securities was $7,280. Of the temporarily impaired total, 24 securities with a fair value of $13,728 and an unrealized loss of $2,091 have been in a continuous loss position for 12 months or more. All of these securities are investment grade bonds. Most were issued by companies in the financial sector and have intermediate-term maturities. Management monitors the financial markets and the quality of individual investments on an ongoing basis. Significant turmoil and uncertainty have recently impacted the market value of investments. However, the Company has the intent and ability to hold these bonds to maturity, and the quality of individual investments is regularly monitored. For these reasons, management believes that its evaluation that the losses associated with the securities portfolio are temporary is justified. Management’s conclusions could change if market conditions become less volatile and circumstances surrounding the quality of specific bonds indicate that the value is permanently impaired.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public

Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is currently evaluating whether FSP 142-3 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP requires that issuers of such instruments should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company does not expect the implementation of FSP APB 14-1 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Nine Months ended September 30,
($ in thousands)	2008	2007
Service cost	$321	$456
Interest cost	462	525
Expected return on plan assets	(500)	(477)
Amortization of prior service cost	(75)	6
Amortization of net obligation at transition	(11)	(9)
Recognized net actuarial loss	116	135
Net periodic benefit cost	$313	$636

Employer Contributions

NBI’s required minimum pension plan contribution for 2008 is $395. The contribution is being paid in quarterly installments.

Note (7) Fair Value Measurements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2008, the entire balance of loans held for sale was recorded at its cost.

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
•

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency and the Federal Reserve Board, and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA),

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

This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A of our 2007 Annual Report on Form 10-K and in this Form 10-Q.

There have been historical disruptions in the financial system in the United States during the past year. While the Company has not been significantly negatively impacted during the recent economic crisis, continuation of turbulence in large portions of the global financial markets, particularly if it worsens, could impact the Company’s performance. The impact could be direct, by affecting revenues and the value of the Company’s assets and liabilities, or it could be indirect, by affecting the economy generally. Although the Company’s markets have not been dramatically affected, large declines in housing values in other geographic areas of the country have resulted in significant write-downs of asset values by some financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to some financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. It is not clear at this time what impact the EESA or other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or other programs that may be initiated in the future will have on financial markets and the financial services industry. The extreme levels of volatility and limited credit availability could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an adverse effect on all financial institutions, including the Company.

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

Performance Summary

The following table shows NBI’s key performance ratios for the nine months ended September 30, 2008 and year ended December 31, 2007.

	September 30, 2008	December 31, 2007
Return on average assets	1.53%	1.46%
Return on average equity	12.66%	12.60%
Net interest margin (1)	4.11%	3.98%
Noninterest margin (2)	1.46%	1.41%
Basic net income per share	$1.48	$1.82
Fully diluted net income per share	$1.48	$1.82

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest income (including securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

The return on average assets for the nine months ended September 30, 2008 was 1.53%, up 7 basis points from 1.46% for the year ended December 31, 2007, as earnings increased at a faster rate than assets. The return on average equity grew from 12.60% for the year ended December 31, 2007 to 12.66% for the nine months ended September 30, 2008.

Growth

The following table shows the Company’s key growth indicators:

	September 30, 2008	December 31, 2007	Percent Change
Securities	$278,700	$273,343	1.96%
Loans, net	541,404	518,435	4.43%
Deposits	785,986	776,339	1.24%
Total assets	902,283	887,647	1.65%

Each of the Company’s key growth indicators improved in the first nine months of 2008. Growth in net loans and deposits was internally generated. New loans were added to the portfolio without compromising NBB’s traditionally conservative underwriting standards. Growth in deposits was moderate and managed with the goal of minimizing any negative impact on the net interest margin.

Asset Quality

Key asset quality indicators are shown below:

	September 30, 2008	December 31,2007
Nonperforming loans	$2,003	$1,150
Loans past due over 90 days	1,324	1,181
Other real estate owned	1,037	263
Allowance for loan losses to loans	0.99%	1.00%
Net charge-off ratio	0.08%	0.07%

Nonperforming loans at September 30, 2008, all of which were nonaccrual loans, were $2,003, or 0.37% of loans net of unearned income. Nonperforming loans increased by $853 over the $1,150 reported on December 31, 2007. Loans past due 90 days or more at the end of the third quarter of 2008 were $1,324, up $143 from the total at year-end. Although there were increases in nonperforming loans from year-end, the ratio of nonperforming loans to total loans remains low when compared with peers and is consistent with the Company’s conservative underwriting policies.

Net Interest Income

Net interest income for the first nine months of 2008 was $23,175, an increase of $1,485, or 6.85%, when compared with the same period in 2007. This increase is attributable to an increase in the volume of earning assets, particularly loans, and a decrease in higher rate certificates of deposit.

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

The Federal funds interest rate has been lowered eight times since September 30, 2007. If interest rates stabilize at their current level or drop further in the future, it should have a positive effect. Offsetting the effect of declining interest rates are higher-rate investment securities, which can be called when interest rates fall, so that the issuer can refinance its debt at a lower rate. In addition, in order to retain loans in a competitive market, interest rates must sometimes be lowered on existing loans. If interest rates rise, particularly if they increase quickly, there could be a negative effect on earnings. The Company’s interest-bearing liabilities reprice more quickly than its interest-earning assets. In the current uncertain economy, it is difficult to predict the direction and timing of future interest rate changes.

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

Provision and Allowance for Loan Losses

The provision for loan losses for the nine-month period ended September 30, 2008 was $515. The ratio of the allowance for loan losses to total loans at the end of the first nine months of 2008 was 0.99%, which compares to 1.00% at December 31, 2007. The net charge-off ratio was 0.08% at September 30, 2008 and 0.07% at December 31, 2007.

During the third quarter of 2008, management added to the provision for loan losses in an amount management believes is sufficient to account for the growth in the loan portfolio. Nonperforming loans have increased from $1,150 at year-end to $2,003 at September 30, 2008, while the ratio of allowance for loan losses to nonperforming loans declined from 453.83% to 271.34%. Despite the increase in total nonperforming loans, management remains comfortable with the ratio of allowance for loan losses to nonperforming loans. The nonperforming loans total is made up of two loans, which management considers well-collateralized. The ratio of allowance for loan losses to total loans at September 30, 2008 remains at a reasonable level, 0.99%, utilizing the methodology described above in detail in “Allowance for Loan Losses”. Especially in this uncertain economic environment, loan quality indicators are closely monitored, and management regularly evaluates the sufficiency of the allowance for loan losses.

Noninterest Income

	Nine Months ended
	September 30, 2008	September 30, 2007	Percent Change
Service charges on deposit accounts	$2,502	$2,467	1.42%
Other service charges and fees	250	247	1.21%
Credit card fees	2,101	2,028	3.60%
Trust fees	929	1,019	(8.83%)
Other income	760	751	1.20%
Realized securities gains	189	51	270.59%

Service charges on deposit accounts totaled $2,502 for the nine months ended September 30, 2008. This is an increase of $35, or 1.42%, from the same period of 2007. This category is affected by the number of deposit accounts, the level of service charge fees and the number of checking account overdrafts. The growth resulted from an increase in the level of service charge fees.

Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit rent, fees for letters of credit and the income earned from commission on the sale of credit life, accident and health insurance. These fees were $247 for the nine months ended September 30, 2007 and $250 for the nine months ended September 30, 2008.

Internal growth from a higher volume of credit card accounts, transactions and merchant transactions resulted in credit card fees of $2,101 for the nine months ended September 30, 2008. This was an increase of $73, or 3.60%, over the $2,028 total reported for the same period last year.

Trust fees, at $929, were down by $90, or 8.83%, from the $1,019 earned in the first three quarters of 2007. Trust income varies depending on the number of Trust accounts, the types of accounts under management and financial market conditions. The decline in Trust fees is attributable to a combination of all three factors. The financial markets have declined during 2008, negatively affecting income. In addition, there are fewer accounts under management. The mix of account types also affected Trust fees during the quarter, but the fact that there were fewer estate accounts in 2008 than in 2007 is the reason for the majority of the decline in Trust fees.

Other income is income that cannot be classified in another category. Some examples include net gains from the sales of fixed assets, rent from foreclosed properties, income from the increase in the cash value of life insurance and revenue from investment and insurance sales. Other income for the nine months ended September 30, 2008 was $760. This represents an increase of $9, or 1.20%, when compared with the nine months ended September 30, 2007.

During the first quarter of 2008, the Company recognized $290 in gains from the initial public offering of Visa, Inc. When the credit card processor went public, the Company was required to sell a portion of its Class B shares. This gain, offset by losses in called investment securities, is the source of the $189 in net realized securities gains for the nine months ended September 30, 2008.

Noninterest Expense

	Nine Months ended
	September 30, 2008	September 30, 2007	Percent Change
Salaries and employee benefits	$8,395	$8,240	1.88%
Occupancy, furniture and fixtures	1,328	1,316	0.91%
Data processing and ATM	1,033	858	20.40%
Credit card processing	1,570	1,585	(0.95%)
Intangibles amortization	841	853	(1.41%)
Net costs of other real estate owned	64	71	(9.86%)
Other operating expenses	3,063	2,938	4.25%

Salary and benefits expense increased 1.88%, from $8,240 for the nine months ended September 30, 2007 to $8,395 for the nine months ended September 30, 2008. The Company has made a concerted effort to control these costs.

Occupancy, furniture and fixtures expense was $1,328 for the nine months ended September 30, 2008, an increase of $12, or 0.91%, from the same period last year. The small increase reflects the Company’s emphasis on containing controllable expenses.

Data processing and ATM expense was $1,033 for the nine months ended September 30, 2008, an increase of $175, or 20.40% over the nine months ended September 30, 2007. Most of the change is attributable to increased costs associated with an upgrade of the Company’s data and telecommunications infrastructure and to increased maintenance expense for an investment in data processing software and hardware for branch capture and merchant capture check processing.

Credit card processing expense was $1,570 for the nine months ended September 30, 2008, a decrease of $15 from the total for the nine months ended September 30, 2007. This expense is driven by the volume of credit card, debit card and merchant accounts and transactions.

The expense for intangibles and goodwill amortization is related to acquisitions. There were no acquisitions in the past year, and certain expenses have been fully amortized. This accounts for the decline from $853 for the nine months ended September 30, 2007 to $841 for the nine months ended September 30, 2008.

Net costs of other real estate owned have decreased from $71 for the nine months ended September 30, 2007 to $64 for the nine months ended September 30, 2008. This expense category varies with the number of other real estate owned properties and the expenses associated with each.

The category of other operating expenses includes noninterest expense items such as franchise taxes, professional services, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses for the nine months ended September 30, 2008 were $3,063. This reflects an increase of $125, or 4.25%, when compared with the same period in 2007.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2008	December 31, 2007	Percent Change
Interest-bearing deposits	$22,011	$14,180	55.23%

Securities available for sale	160,312	163,210	(1.78%)
Securities held to maturity	123,590	119,524	3.40%
Mortgage loans held for sale	391	661	(40.85%)
Real estate construction loans	53,342	41,620	28.16%
Real estate mortgage loans	147,148	135,584	8.53%
Commercial and industrial loans	222,046	214,387	3.57%
Loans to individuals	109,378	119,626	(8.57%)
Total Assets	894,544	867,061	3.17%

Liabilities and stockholders equity
Noninterest-bearing demand deposits	$113,272	$108,854	4.06%
Interest-bearing demand deposits	244,507	223,771	9.27%
Savings deposits	45,747	46,943	(2.55%)
Time deposits	375,552	379,089	(0.93%)
Other borrowings	379	626	(39.46%)
Stockholders’ equity	108,297	100,597	7.65%

Securities

The total amortized cost of securities available for sale and securities held to maturity at September 30, 2008 was $281,706 and total fair value was $276,676. At September 30, 2008 the Company held individual securities with a total fair value of $130,678 that had a total unrealized loss of $7,280. Of this total, securities with a fair value of $13,728 and unrealized loss of $2,091 have been in a continuous loss position for 12 months or more. Management considers the decline in fair value in the securities portfolio to be a temporary impairment. Management’s evaluation is based largely on the following considerations:

•	Each of the investment securities with an unrealized loss remains rated as investment grade by independent rating agencies.
•

Upheaval and uncertainty in financial markets have negatively impacted the value of investment securities, particularly those issued by firms with ties to the financial sector, which constitute a majority of temporarily impaired securities in the Company’s investment portfolio. The future prospects of issuers have changed quickly because of government rescue plans, mergers and buyouts and corporate-to-bank charter conversions.

•

To mitigate market price risk, the Company has the intent and ability to hold its investments to maturity or until costs are recovered. Several temporarily impaired securities will mature in the short to intermediate term.

Management regularly monitors the quality of the securities portfolio and management closely follows the uncertainty in the economy and the volatility in financial markets. The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances.

Loans

	September 30, 2008	December 31, 2007	Percent Change
Commercial and industrial	$232,648	$216,830	7.30%
Real estate mortgage	144,510	145,542	(0.71%)
Real estate construction	63,880	46,697	36.80%
Loans to individuals	106,914	115,704	(7.60%)
Total loans	$547,952	$524,773	4.42%

The Company’s total loans increased from $524,773 at year-end 2007 to $547,952 at September 30, 2008. The $23,179, or 4.42% increase, is the result of growth in the commercial and industrial, real estate mortgage and real estate construction categories, partially offset by a slight drop in real estate mortgage loans and a decline in loans to individuals.

Among the four loan categories, real estate construction loans have experienced the greatest percentage of growth. At December 31, 2007 there was $46,697 in real estate construction loans, and at September 30, 2008 the total increased 36.80% to $63,880. Commercial and industrial loans grew by 7.30%, from $216,830 at year-end 2007 to $232,648 at the end of the third quarter of 2008. Real estate mortgage loans were at $144,510 at September 30, 2008 and $145,542 at December 31, 2007, a decrease of

$1,032 or 0.71%. Because of the nature of real estate construction loans, a portion of the increase in that category is seasonal. It is NBB’s policy to require a commitment for permanent mortgage financing from a secondary market mortgage lender prior to approving a residential construction loan. NBB converts most commercial real estate construction loans to permanent commercial and industrial loans.

The commercial and industrial loans category has grown as interest rates have declined and loans with other lenders were refinanced with NBB.

The 7.60% decline in loans to individuals continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers.

Deposits

	September 30, 2008	December 31, 2007	Percent Change
Noninterest-bearing demand deposits	$113,936	$113,361	0.51%
Interest-bearing demand deposits	235,809	237,772	(0.83%)
Saving deposits	46,453	44,349	4.74%
Time deposits	389,788	380,857	2.34%
Total deposits	$785,986	$776,339	1.24%

Total deposits have increased by 1.24%, from $776,339 at December 31, 2007 to $785,986 at September 30, 2008. The growth was internally generated and was not the result of acquisitions. There has been growth in noninterest-bearing demand deposits and in savings and time deposits. This growth was offset by a small decline of 0.83% in interest-bearing demand deposits, from $237,772 at the end of 2007 to $235,809 at September 30, 2008. We have been attempting to balance the acquisition of interest-bearing deposits, particularly time deposits, with the demand for loans to maintain and enhance our interest rate margin.

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

Net cash provided by operating activities for the nine months ended September 30, 2008 was $9,720, which compares to $11,226 for the nine months ended September 30, 2007.

Net cash used in investing activities in the nine months ended September 30, 2008 was $15,954, compared to $3,420 provided by investing activities for the nine months ended September 30, 2007.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $6,421, compared to $17,871 used in financing activities in the same period last year.

At September 30, 2008, management is unaware of any commitment or trend that would have a material effect on liquidity.

Capital Resources

Total stockholders’ equity at September 30, 2008 was $109,473, an increase of $4,673 from December 31, 2007. The Tier I and Tier II risk-based capital ratios at September 30, 2008 were 15.58% and 16.43%, respectively.

Off-Balance Sheet Arrangements

In the normal course of business, NBB extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers. Standby letters of credit are also issued to NBB’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it can draw funds. A sale of loans would also be an option.

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default.

There were no material changes in these off-balance sheet arrangements during the first nine months of 2008, except for regular and normal seasonal fluctuations in loan commitment totals.

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

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2008 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

In addition to the “Risk Factors” previously disclosed in Item 1A of our 2007 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Item 2 of this Form 10-Q, the following additional risks and uncertainties should be considered:

If the current economic environment continues to deteriorate, there could be significant challenges for us.

We are doing business in an uncertain economic environment. A possible national recession with a deterioration in local economic conditions could result in higher loan delinquencies, increases in foreclosures, greater difficulty in liquidating OREO, declining values of real estate loan collateral and losses in the securities portfolio.

If our industry faces increased regulation because of recently enacted or future legislation, there may be an adverse impact on us.

The impact of recently enacted legislation, in particular EESA, and actions by the FDIC cannot be predicted at this time. If there is increased regulation of the banking industry, compliance with the regulations may increase our costs and limit our ability to pursue business opportunities. We are likely to be required to pay significantly higher

FDIC premiums because market conditions have depleted the FDIC insurance fund and reduced the ratio of reserves to excess deposits. In addition, other future legislation may be enacted in response to the economic crisis that could negatively affect us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase stock during the third quarter of 2008.

Item 3.	Defaults Upon Senior Securities

None for the nine months ended September 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

.	See Index of Exhibits

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

DATE: November 6, 2008	/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Authorized Officer)

DATE: November 6, 2008	/s/ F. BRAD DENARDO
F. Brad Denardo Interim Treasurer and Chief Financial Officer (Principal Financial Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc., dated March 2, 2006	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on March 16, 2006)
3(ii)	Amended and Restated Bylaws of National Bankshares, Inc., dated November 14, 2007	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10-K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10-K for fiscal year ended December 31, 1993)
4(ii)	Article Four of the Articles of Incorporation of National Bankshares, Inc. included in Exhibit No. 3(i)	(incorporated herein by reference to Exhibit 3.1 of the Form 8-K filed on March 16, 2006)
10(i)	Computer software license agreement, dated June 18, 1990, by and between Information Technology, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10(e) of the Annual Report on Form 10-K for fiscal year ended December 31, 1992)
*10(ii)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 on June 4, 1999)
*10(iii)	Employment Agreement, dated January 1, 2002, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of Form 10-Q for the period ended June 30, 2002)
*10(iv)	Employee Lease Agreement, dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii)(A) of Form 10-Q for the period ended September 30, 2002)
*10(v)	Change in Control Agreement, dated January 5, 2003, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10 (iii)(A) of Form 10-K for the period ended December 31, 2002)
*10(vi)	Change in Control Agreement, dated January 8, 2003, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10 (iii)(A) of Form 10-K for the period ended December 31, 2002)
*10(vii)	Salary Continuation Agreement, dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8-K filed on February 8, 2006)
*10(vii)(A)	First Amendment, dated February 8, 2006, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8-K filed on December 19, 2007)
*10(viii)	Salary Continuation Agreement, dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8-K filed on February 8, 2006)
*10(viii)(A)	First Amendment, dated February 8, 2006, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8-K filed on December 19, 2007)
*10(viii)(B)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8-K filed on June 12, 2008)

*10(ix)	Salary Continuation Agreement, dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8-K filed on February 8, 2006)
*10(ix)(A)	First Amendment, dated February 8, 2006, to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8-K filed on December 19, 2007)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)

*	Indicates a management contract or compensatory plan.

Exhibit 31(i)

CERTIFICATIONS

I, James G. Rakes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Bankshares, Inc.;

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

Date: November 6, 2008

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

Date: November 6, 2008

/s/ F. BRAD DENARDO
F. Brad Denardo Interim Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended September 30, 2008, I, James G. Rakes, President and Chief Executive Officer (Principal Executive Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)   such Form 10-Q for the quarter ended September 30, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended September 30, 2008, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Principal Executive Officer) November 6, 2008

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended September 30, 2008, I, F. Brad Denardo, Interim Treasurer and Chief Financial Officer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)   such Form 10-Q for the quarter ended September 30, 2008, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended September 30, 2008, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ F. BRAD DENARDO
F. Brad Denardo Interim Treasurer and Chief Financial Officer (Principal Financial Officer) November 6, 2008