Form 10-K
period 2008-12-31
NATIONAL BANKSHARES INC
filed 2009-03-16
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐	No ☒

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by Directors, Executive Officers and Corporate Governance) on June 30, 2008 (the last business day of the most recently completed second fiscal quarter) was approximately $131,852,380. As of February 15, 2009, the registrant had 6,929,474 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. 2008 Annual Report to Stockholders	Part II
National Bankshares, Inc. Proxy Statement for the 2009 Annual Meeting of Stockholders	Part III

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

$ in thousands, except per share data

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

NBB is community-oriented, and it offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments from its headquarters in Blacksburg, Virginia and its twenty-five branch offices throughout southwest Virginia. NBB has telephone and Internet banking and it operates twenty-five automated teller machines in its service area. Lending is focused at small and mid-sized businesses and at individuals. Loan types include commercial, agricultural, real estate, home equity and consumer. Merchant credit card services and business and consumer credit cards are available. Deposit accounts offered include demand deposit accounts, money market deposit accounts, savings accounts and certificates of deposit. NBB offers other miscellaneous services normally provided by commercial banks, such as letters of credit, night depository, safe deposit boxes, travelers checks, utility payment services and automatic funds transfer. NBB conducts a general trust business that has wealth management and trust and estate services for individual and business customers.

At December 31, 2008, NBB had total assets of $931,420 and total deposits of $817,959. NBB’s net income for 2008 was $13,824, which produced a return on average assets of 1.54% and a return on average equity of 13.17%. Refer to Note 12 of the Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

National Bankshares Financial Services, Inc.

In 2001, National Bankshares Financial Services, Inc. was formed in Virginia as a wholly-owned subsidiary of NBI. NBFS offers non-deposit investment products and insurance products for sale to the public. NBFS works cooperatively with Infinex Investments, Inc. to provide investments and with Bankers Insurance, LLC for insurance products. NBFS does not significantly contribute to NBI’s net income.

Operating Revenue

The percentage of total operating revenue attributable to each class of similar service that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2008, 2007 and 2006 is set out in the following table.

Period	Class of Service	Percentage of Total Revenues
December 31, 2008	Interest and Fees on Loans	62.68%
	Interest on Investments	21.21%
December 31, 2007	Interest and Fees on Loans	62.60%
	Interest on Investments	21.46%
December 31, 2006	Interest and Fees on Loans	61.51%
	Interest on Investments	21.76%

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

Virginia Tech, located in Blacksburg, Virginia, is the area’s largest employer and is the Commonwealth’s second largest university. A second state supported university, Radford University, is located nearby. Employment at the universities has been stable. In recent years Virginia Tech’s Corporate Research Center has brought several high-tech companies to Montgomery County.

In addition to education, the market area has a diverse economic base, with manufacturing, agriculture, tourism, healthcare, retail and service industries all represented. Large manufacturing facilities in the region include Celanese Acetate, the largest employer in Giles County, and Volvo Heavy Trucks, the largest company in Pulaski County. Both of these firms have experienced layoffs within the past three years. In particular in the past year, Volvo Heavy Trucks has made major cuts in its work force in response to a rapid decline in the demand for trucks because of the recent economic downturn. Pulaski and Galax have been centers for furniture manufacturing. In recent years, this industry has been declining because of growing furniture imports and the loss of demand. Several furniture companies have gone out of business in the recent past. Tazewell County is largely dependent on the coal mining industry and on agriculture for its economic base. Coal production is a cyclical industry that has been improving over the past few years. Both Montgomery County and Bluefield in Tazewell County are regional retail centers and have facilities to provide basic heath care for the region.

NBB’s market area offers the advantages of a good quality of life, scenic beauty, moderate climate and historical and cultural attractions. The region has some recent success attracting retirees, particularly from the Northeast and urban northern Virginia.

Because NBB’s market area is economically diverse and includes large public employers, it has historically avoided the most extreme effects of past economic downturns. However, if the current national and state economic problems are severe and prolonged, cutbacks at the state-supported universities and community colleges would have a negative effect on our market. If there were large staff layoffs and smaller student enrollments, both the retail and housing sectors would suffer.

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

At December 31, 2008, NBI employed 17 full time employees, NBB had 218 full time equivalent employees and NBFS had 3 full time employees.

Regulation, Supervision and Government Policy

NBI and NBB are subject to state and federal banking laws and regulations that provide for general regulatory oversight of all aspects of their operations. As a result of substantial regulatory burdens on banking, financial institutions like NBI and NBB are at a disadvantage to other competitors who are not as highly regulated, and NBI and NBB’s costs of doing business are accordingly higher. A brief summary follows of certain laws, rules and regulations which affect NBI and NBB. Any changes in the laws and regulations governing banking and financial services could have an adverse effect on the business prospects of NBI and NBB. The current economic environment has created uncertainty in this area, as legislators and regulators attempt to address rapidly changing problems with new laws and regulations affecting financial institutions. The federal government has increased involvement in and scrutiny of all financial institutions. There is heightened examination focus, particularly on real estate related assets, and there is the almost certain potential for new laws and regulations.

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

Emergency Economic Stabilization Act of 2008. On October 14, 2008, the U.S. Treasury announced the Troubled Asset Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008. In the program, the Treasury was authorized to purchase up to $250 million of senior preferred shares in qualifying U.S. banks, saving and loan associations and bank and savings and loan holding companies. The amount of TARP funds was later increased to $350 million. The minimum subscription amount was 1% of risk-weighted assets and the maximum amount was the lesser of $25 billion or 3% of risk-weighted assets. Because of the Company’s high level of capital and the restrictions and uncertainties associated with TARP, the Company’s Board of Directors determined that NBI would not apply to participate.

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

Deposit Insurance. NBB has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Bank Insurance Fund (BIF) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the BIF declines in relation to the total amount of insured deposits. In 2008, NBB had payment credits that offset BIF payments in the first and second quarters. However, NBB paid BIF assessments in the second half of the year. It is anticipated that assessments will increase in the future, to offset demands on the BIF from banks that fail in the troubled economy.

On October 3, 2008, the FDIC announced that deposits at FDIC-insured institutions would be insured up to at least $250,000. Unless Congress acts before January 2010, FDIC deposit insurance is scheduled to return on that date to $100,000 per depositor, except for certain retirement accounts for which coverage will remain at $250,000.

FDIC announced its Transaction Account Guarantee Program on October 14, 2008. The Transaction Account Guarantee Program, which is a part of the Temporary Liquidity Guarantee Program, provides full coverage for non-interest bearing deposit accounts for FDIC-insured institutions that elected to participate. NBB elected to participate in this program, and its BIF assessments will increase to reflect the additional FDIC coverage.

After giving primary regulators an opportunity to first take action, FDIC may initiate an enforcement action against any depository institution it determines is engaging in unsafe or unsound actions or which is in an unsound condition, and the FDIC may terminate that institution’s deposit insurance. NBB has no knowledge of any matter that would threaten its FDIC insurance coverage.

Capital Requirements. The same capital requirements that are discussed above with relation to NBI are applied to NBB by the OCC. The OCC guidelines provide that banks experiencing internal growth or making acquisitions are expected to maintain strong capital positions well above minimum levels, without reliance on intangible assets.

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

Other Legislative and Regulatory Concerns

Particularly because of current uncertain and volatile economic conditions, federal and state laws and regulations are regularly proposed that could affect the regulation of financial institutions. New regulations could add to the regulatory burden on banks and increase the costs of compliance, or they could change the products that can be offered and the manner in which banks do business. We cannot foresee how regulation of financial institutions may change in the future and how those changes might affect NBI.

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the Securities and Exchange Commission. The Company’s proxy materials for the 2009 annual meeting of stockholders are also posted on a separate website at www.nationalbanksharesproxy.com.

Item 1A. Risk Factors

If the economic downturn is long and severe, our credit risk will increase and there could be greater loan losses.

A long and severe recession could result in a higher rate of business closures and increased job losses in the region in which we do business. This would increase the likelihood that more of our customers would become delinquent or default on their loans. A higher level of loan defaults could result in higher loan losses, which could adversely affect our performance.

A severe recession could increase the risk of losses in our investment portfolio.

We hold both corporate and municipal bonds in our investment portfolio. A prolonged recession could increase the risk of default by both corporate and government issuers.

If the real estate market is depressed for an extended period, our business could be negatively affected.

A depressed real estate market can impact us in several ways. First, the demand for new real estate loans will decline, and existing loans may become delinquent. In addition, if there is a general devaluation in real estate, loan collateral values will decline.

If market interest rates rise, our net interest income can be negatively affected in the short term.

The direction and speed of interest rate changes affect our net interest margin and net interest income. In the short term, rising interest rates may negatively affect our net interest income, because our interest-bearing liabilities (generally deposits) reprice sooner than our interest-earning assets (generally loans).

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

Increased governmental involvement in and scrutiny of financial institutions could lead to a significant increase in our regulatory burden.

Because of problems in the financial services sector, both federal and state governments could enact new regulations. A significant increase in our regulatory burden could have a negative effect on profitability.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

National Bankshares, Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “NKSH”. As of December 31, 2008, there were 876 record stockholders of NBI common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 2008 and 2007.

 Common Stock Market Prices

	2008		2007			Dividends per share
	High	Low	High	Low		2008		2007
First Quarter	$21.98	16.86	$24.49	23.40	$	---	$	---
Second Quarter	20.23	16.16	24.49	20.20		0.39		0.37
Third Quarter	19.90	15.66	20.49	18.84		---		---
Fourth Quarter	20.00	15.00	19.75	16.48		0.41		0.39

NBI’s primary source of funds for dividend payments is dividends from its bank subsidiary, NBB. Bank dividend payments are restricted by regulators, as more fully disclosed in Note 11 of Notes to Consolidated Financial Statements.

On May 14, 2008, NBI’s Board of Directors approved the repurchase of up to 100,000 shares of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934. During the fourth quarter of 2008 there were no shares repurchased, and 100,000 shares may yet be purchased under the program.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total of stockholder return on NBI common stock with the cumulative return on the NASDAQ Index and a peer group index comprised of southeastern independent community banks and bank holding companies for the five-year period commencing on December 31, 2003. These comparisons assume the investment of $100 in National Bankshares, Inc. common stock and in each of the indices on December 31, 2003, and the reinvestment of dividends.

	2003	2004	2005	2006	2007	2008
NATIONAL BANKSHARES, INC.	100	112	101	107	79	94
INDEPENDENT BANK INDEX	100	118	127	144	103	81
NASDAQ INDEX	100	109	111	122	132	64

The peer group Independent Bank Index is the compilation of the total return to stockholders over the past five years of the following group of 25 independent community banks located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia: Auburn National Bancshares, Inc., United Security Bancshares, Inc., TIB Financial Corp., First Community Bank Corp. of America, Seacoast Banking Corp., Fidelity Southern Corp., Southeastern Banking Corporation, Southwest Georgia Financial Corp., Savannah Bancorp, Inc., PAB Bankshares, Inc., Uwharrie Capital Corp., Four Oaks Fincorp, Inc., Bank of Granite Corp., Carolina Trust Bank, BNC Bancorp, CNB Corporation, Geer Bancshares, Peoples Bancorporation, Inc., First Pulaski National Corporation, National Bankshares, Inc., Monarch Financial Holdings, Inc., American National Bankshares, Inc., Central Virginia Bankshares, Inc., C&F Financial Corporation and First Century Bankshares, Inc.

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries

Selected Consolidated Financial Data

$ in thousands, except per share data	Years ended December 31,
	2008	2007	2006	2005	2004
Selected Income Statement Data:
Interest income	$50,111	$50,769	$47,901	$45,380	$41,492
Interest expense	18,818	21,745	18,564	14,180	11,125
Net interest income	31,293	29,024	29,337	31,200	30,367
Provision for loan losses	1,119	423	49	567	1,189
Noninterest income	9,087	8,760	8,802	7,613	7,142
Noninterest expense	22,023	20,956	21,670	21,898	20,336
Income taxes	3,645	3,730	3,788	3,924	3,754
Net income	13,593	12,675	12,632	12,424	12,230

Per Share Data:
Basic net income	1.96	1.82	1.80	1.77	1.74
Diluted net income	1.96	1.82	1.80	1.76	1.73
Cash dividends declared	0.80	0.76	0.73	0.71	0.64
Book value	15.89	15.07	13.86	13.10	12.38

Selected Balance Sheet Data at End of Year:
Loans, net	569,699	518,435	495,486	487,162	472,199
Total securities	264,999	273,343	285,489	272,541	250,708
Total assets	935,374	887,647	868,203	841,498	796,154
Total deposits	817,848	776,339	764,692	745,649	705,932
Stockholders’ equity	110,108	104,800	96,755	91,939	87,088

Selected Balance Sheet Daily Averages:
Loans, net	533,190	505,070	488,624	487,130	438,761
Total securities	281,367	282,734	271,066	261,743	250,305
Total assets	899,462	867,061	840,080	819,341	753,730
Total deposits	783,774	758,657	741,071	724,015	665,627
Stockholders’ equity	108,585	100,597	94,194	90,470	84,479

Selected Ratios:
Return on average assets	1.51%	1.46%	1.50%	1.52%	1.62%
Return on average equity	12.52%	12.60%	13.41%	13.73%	14.48%
Dividend payout ratio	40.78%	41.80%	40.44%	40.17%	36.83%

Average equity to average assets	12.07%	11.60%	11.21%	11.04%	11.21%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and are estimable and (ii) SFAS 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Core deposit intangibles

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, “Acquisitions of Certain Financial Institutions”. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, “Business Combinations”, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, “Accounting for the Impairment of Long-Lived Assets”, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used. The Company has determined that the acquisitions that generated the intangible assets and goodwill on the consolidated balance sheets in the amount of $9,958 and $10,912 at December 31, 2003 and 2002, respectively, did not constitute the acquisition of a business, and therefore will continue to be amortized.

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

Performance Summary

The following table presents NBI’s key performance ratios for the years ending December 31, 2008 and December 31, 2007:

	12/31/08	12/31/07
Return on average assets	1.51%	1.46%
Return on average equity	12.52%	12.60%
Basic net earnings per share	$1.96	$1.82
Fully diluted net earnings per share	$1.96	$1.82
Net interest margin (1)	4.12%	3.98%
Noninterest margin (2)	1.46%	1.41%

(1)	Net Interest Margin – Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.
(2)

Noninterest Margin – Noninterest income (excluding securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

Because net earnings were higher in 2008 than in 2007, basic earnings per share grew by $0.14. Return on average assets increased 5 basis points, from 1.46% in 2007 to 1.51% in 2008. Return on average assets increased because net earnings in 2008 grew at a faster rate than internally generated asset growth. Return on average equity declined by 8 basis points, from 12.60% for 2007 to 12.52% in 2008. Return on average equity was lower in 2008 because the Company’s equity, mostly from retained earnings, increased more rapidly than did the current year’s net earnings. Reflecting both the effects of the 2008 drop in Federal Reserve interest rates on NBI’s funding costs as deposit rates declined and the Company’s own asset/liability management practices, the net interest margin increased from 3.98% for 2007 to 4.12% for 2008. The noninterest margin increased from 1.41% to 1.46% over the same period.

Management’s longtime focus on profitability over growth for the sake of growth and NBB’s conservative credit culture served the Company well in 2008’s uncertain economic environment.

Growth

NBI’s key growth indicators are shown in the following table:

	12/31/08	12/31/07
Securities	$264,999	$273,343
Loans, net	569,699	518,435
Deposits	817,848	776,339
Total assets	935,374	887,647

Total assets at December 31, 2008 were $935,374, an increase of $47,727 or 5.4%. Net loans increased $51,264 or 9.9%. Total deposits at period-end were $817,848, an increase of $41,509 or 5.4%. Growth in 2008 and 2007 was internally generated.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	12/31/08	12/31/07
Nonperforming loans	$1,333	$1,150
Loans past due over 90 days and accruing	1,127	1,181
Other real estate owned	1,984	263
Allowance for loan losses to loans	1.02%	1.00%
Net charge-off ratio	0.09%	0.07%

There were two nonperforming loans at December 31, 2008, both of which were nonaccrual loans. The total of nonperforming loans at year-end was $1,333, or 0.23% of loans net of unearned income. One loan of $1,028 accounted for the majority of the nonperforming loans total. At December 31, 2007, there was $1,150, or 0.22% of loans net of unearned income, in nonperforming loans. At year-end 2008, loans past due 90 days or more were $1,127, a decrease of $95 from December 31, 2007. Other real estate owned (OREO) grew from $263 at December 31, 2007 to $1,984 at December 31, 2008. Two retail properties constitute a large percentage of the OREO balance at year-end. Additional information about nonaccrual and past due loans is provided in “Balance Sheet – Loans – Risk Elements”

The ratio of the allowance for loan losses to loans net of unearned income was 1.02% and 1.00% at December 31, 2008 and 2007, respectively. The increase in the allowance takes into account both the historical loss projections that accompany growth in the loan portfolio and the higher level of nonperforming loans at year-end 2008.

During the last quarter of 2008, there were serious disruptions in the nation’s financial markets which were caused largely by the country’s housing crisis. NBI’s market did not participate in the rapid inflation of real estate prices that pre-dated recent problems. To date, there have not been the large number of home foreclosures in the Company’s markets, particularly in its core area, as have occurred in other regions. If the economic downturn is prolonged, management anticipates that the level of future loan delinquencies will increase. The Company will continue to monitor asset quality and will regularly review the adequacy of the allowance for loan losses. For more information, see “Provision and Allowance for Loan Losses”.

Net Interest Income

Net interest income for the period ended December 31, 2008 was $31,293, an increase of $2,269, or 7.8%, when compared to the prior year. Net interest income for the period ended December 31, 2007 was $29,024, a decrease of $313, or 1.1%, from 2006. The net interest margin for 2008 was 4.12%, compared to 3.98% for 2007. Total interest income for the period ended December 31, 2008 was $50,111, a decrease of $658 from the period ended December 31, 2007. Interest expense was down by $2,927 during the same time frame. The decline in interest expense came about because of rapidly falling interest rates in the money markets combined with the Company’s liability sensitive balance sheet. In summary, the rates paid on the Company’s deposit liabilities declined at a more rapid pace than the interest rates on its interest earning assets.

The amount of net interest income earned is affected by various factors, including changes in market interest rates due to the Federal Reserve Board’s monetary policy; the level and composition of the earning assets; and the level and composition of interest-bearing liabilities. The Company has the ability to respond to interest rate movements and reduce volatility in the net interest margin. However, the frequency and/or magnitude of changes in market interest rates are difficult to predict and may have a greater impact on net interest income than adjustments by management.

Interest rates are at historic lows, and low and stable interest rates benefit the Company. Offsetting the effect of low interest rates is the fact that some higher yielding securities in the Company’s investment portfolio may be called when rates are low and are replaced with securities yielding at the lower market rate.

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

If interest rates remain low and stable, management anticipates that there will be less pressure on the net interest margin as management is able to price loans and deposits rationally. If interest rates were to rise quickly, the net interest margin would narrow, because deposit rates would increase at a faster rate than loan rates. If interest rates rise more slowly, the negative effect on the net interest margin would be less pronounced.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest-earning assets for the years indicated.

	December 31, 2008			December 31, 2007			December 31, 2006
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)	$538,868	$37,356	6.93%	$510,772	$37,549	7.35%	$494,495	$35,134	7.11%
Taxable securities	137,497	6,817	4.96%	152,422	7,476	4.90%	152,715	7,462	4.89%
Nontaxable securities (1)(4)	144,137	8,911	6.18%	131,864	8,233	6.24%	119,931	7,502	6.25%
Interest bearing deposits	21,440	449	2.09%	14,180	726	5.12%	13,457	684	5.08%
Total interest-earning assets	$841,942	$53,533	6.36%	$809,238	$53,984	6.67%	$780,598	$50,782	6.51%
Interest-bearing liabilities:
Interest-bearing demand deposits	$243,409	$3,486	1.43%	$223,771	$4,371	1.95%	$221,927	$4,152	1.87%
Savings deposits	45,796	132	0.29%	46,943	237	0.50%	51,745	259	0.50%
Time deposits	381,961	15,188	3.98%	379,089	17,102	4.51%	358,422	14,127	3.94%
Short-term borrowings	297	12	4.04%	626	35	5.59%	420	26	6.19%
Total interest-bearing liabilities	$671,463	$18,818	2.80%	$650,429	$21,745	3.34%	$632,514	$18,564	2.94%
Net interest income and interest rate spread		$34,715	3.56%		$32,239	3.33%		$32,218	3.57%
Net yield on average interest-earning assets			4.12%			3.98%			4.13%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three years presented.
(2)	Loan fees of $859 in 2008, $851 in 2007 and $798 in 2006 are included in total interest income.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Daily averages are shown at amortized cost.

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

	2008 Over 2007			2007 Over 2006
	Changes Due To			Changes Due To
	Rates(2)	Volume(2)	Net Dollar Change	Rates(2)	Volume(2)	Net Dollar Change
Interest income:(1)
Loans	$(2,200)	$2,008	$(192)	$1,239	$1,176	$2,415
Taxable securities	80	(739)	(659)	28	(14)	14
Nontaxable securities	(82)	759	677	(14)	745	731
Interest-bearing deposits	(547)	270	(277)	5	37	42
Increase (decrease) in income on interest-earning assets	$(2,749)	$2,298	$(451)	$1,258	$1,944	$3,202
Interest expense:
Interest-bearing demand deposits	$(1,243)	$358	$(885)	$184	$35	$219
Savings deposits	(99)	(6)	(105)	2	(24)	(22)
Time deposits	(2,043)	129	(1,914)	2,127	848	2,975
Short-term borrowings	(8)	(15)	(23)	(3)	12	9
Increase (decrease) in expense of interest- bearing liabilities	$(3,393)	$466	$(2,927)	$2,310	$871	$3,181
Increase (decrease) in net interest income	$644	$1,832	$2,476	$(1,052)	$1,073	$21

(1)	Taxable equivalent basis using a Federal income tax rate of 35% in 2008, 2007 and 2006.
(2)	Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

As shown in the chart above, interest expense declined at a faster rate than interest income in 2008. In particular, there was a significant decline in interest expense associated with time deposits. When 2008 and 2007 are compared, time deposit interest expense was $1,914 lower. Of the total decline, $2,043 was due to rates, offset by $129 from higher deposit volume. For the same period, interest-bearing demand deposits had a net decline of $885, of which $1,243 is attributable to rates, offset by $358 from volume.

Lower interest expense in 2008 was the result of the declining interest rate environment caused in part by the Federal Reserve lowering the federal funds rate seven times during the year. Management focused on deposit pricing throughout 2008 and took advantage of falling rates to lower interest expense.

From 2007 to 2008, interest on loans was down by $192. This total came about because rates were $2,200 lower, while volume increased by $2,008. An average volume increase of $28,096 offset to a large degree the decline in loan interest income caused by the effect of falling interest rates.

In 2009, management anticipates that the net interest margin will improve if interest rates remain low and stable. This is because, as the year progresses, the near term pressure on loan rates from 2008 Federal Reserve interest rate cuts may be offset by an improving ability to price loans favorably and to price deposits rationally.

Interest Rate Sensitivity

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Among the tools available to management is interest rate sensitivity analysis, which provides information related to repricing opportunities. Interest rate shock simulations indicate potential economic loss due to future interest rate changes. Shock analysis is a test that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on net income and return on average assets and return on average equity projected at December 31, 2008 and 2007. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

$ in thousands, except percent data
Rate Shift (bp)	Return on Average Assets		Return on Average Equity
	2008	2007	2008	2007
300	0.83%	1.21%	6.87%	10.24%
200	1.08%	1.30%	8.81%	11.01%
100	1.32%	1.39%	10.71%	11.77%
(-)100	1.81%	1.56%	14.46%	13.20%
(-)200	1.85%	1.60%	14.79%	13.54%
(-)300	1.74%	1.60%	13.93%	13.52%

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

Noninterest Income

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Service charges on deposits	$3,425	$3,291	$3,361
Other service charges and fees	326	330	370
Credit card fees	2,808	2,740	2,396
Trust fees	1,231	1,333	1,528
Other income	1,122	1,015	1,117
Realized securities gains/losses	175	51	30
Total noninterest income	$9,087	$8,760	$8,802

Service charges on deposit accounts increased by $134, or 4.1%, from 2007 to 2008. For 2007, service charges on deposits were $3,291, which was a decline of $70, or 2.1%, over year-end 2006. This category of fees is impacted by the level of service charges, the number of deposit accounts and the volume of checking account overdrafts. Service charges were increased in mid-2008, and the change accounted for the growth in this income category. Of the $134 increase, approximately $120 is attributable to fees for overdrafts and return checks. The decline in 2007 resulted from a decrease in fees paid for checking account overdrafts and for checks returned because of insufficient funds.

A variety of fees are included in the other service charges and fees category. Among them are fees for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and commission earned on the sale of credit life, accident and health insurance. At December 31, 2008, the total for other service charges and fees was $326, a decrease of $4 from the year ended December 31, 2007. In 2007, other service charges and fees were $330, a decrease of $40, from 2006. The 2008 and 2007 declines were the result of small decreases in several types of fees, none of which is significant by itself.

Credit card fees for 2008 grew by $68, or 2.5%. In 2007, that category was up by $344, or 14.4%. Internal growth, resulting in a higher volume of accounts, transactions and merchant transactions, caused the increases in 2008 and 2007 credit card fee income.

For the year ended December 31, 2008, trust fees were $1,231, as compared with $1,333 in 2007 and $1,528 in 2006. This represents a decline of $102, or 7.7%, from 2007 and 2008 and a drop of $195, or 12.8% between 2006 and 2007. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending upon the types of accounts under management and with market conditions. Trust account values are affected by financial market conditions, and this leads to fluctuations in trust income. The decline in 2007 from 2006 was primarily accounted for by a $127 decline in estate management fees. The decrease in trust fees for 2008 from 2007 is attributable to both factors, the mix of account types and negative financial market performance.

Income that cannot be classified in another category is listed as other income. Net gains from the sales of fixed assets, rent from foreclosed properties, income from the increase in the cash value of life insurance and revenue from investment and insurance sales are examples of other income. The other income category at December 31, 2008 was $1,122, an increase of $107, or 10.5%, when compared with 2007. The 2008 increase was largely attributable to an increase in investment services commissions. In 2007, the decrease in other income was due in large part to a reduction of $97 in investment services commissions.

For 2008, realized gains in securities matured or sold were $175, an increase of 243% from the 2007 total of $51. This compares with gains of $30 in 2006. This category contains net gains and losses from securities called and matured, as well as equity adjustments in certain limited liability companies in which the Company has invested.

Noninterest Expense

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Salaries and employee benefits	$11,168	$10,773	$11,466
Occupancy and furniture and fixtures	1,751	1,743	1,957
Data processing and ATM	1,381	1,149	1,234
Credit card processing	2,105	2,146	1,833
Intangibles amortization	1,119	1,138	1,137
Net costs of other real estate owned	100	81	19
Other operating expenses	4,399	3,926	4,024
	$22,023	$20,956	$21,670

When 2007 and 2008 are compared, salary and benefits expense grew by $395, or 3.7%, to $11,168. In 2007, salary and benefits expense fell by $693, or 6.0%. Higher benefits expense, including a larger contribution to the employee stock ownership plan in 2008, accounted for a large part of the increase in that year’s expense. The decline in 2007 was due to lower salary and benefits costs because of fewer employees and because of a decline in employee stock ownership plan expenses. The May 2006 merger of the Company’s two bank subsidiaries, the National Bank of Blacksburg and Bank of Tazewell County, permitted consolidation of several operational functions, and the 2007 employee census declined as a result of planned retirements and attrition. By 2008, much of the potential saving from the merger had been realized.

Occupancy and furniture and fixtures expense was $1,751 for the period ended December 31, 2008. This represents a modest increase of $8, or 0.5% from the $1,743 reported at year-end 2007. The 2007 total was $1,743, or 10.9%, lower than the $1,957 at the same period in 2006. In 2008, the Company worked to contain controllable expenses to keep costs for occupancy, furniture and fixtures at the 2007 level. The 2007 decline is due to a drop of $50 in furniture and fixtures depreciation, and declines in utilities of $30, in insurance and taxes of $47, in furniture and fixtures expense of $39 and in automobile expense of $13.

Data processing and ATM expense was $1,381 in 2008, $1,149 in 2007 and $1,234 in 2006. In 2008, this category of expense was 20.2% above the 2007 total, which in turn had dropped 6.9% from 2006. Higher depreciation expense and installation costs associated with distributed capture of check images were the main causes of the increase. For 2007, decreases in maintenance costs and supplies more than made up for a $104 increase in depreciation expense resulting from the purchase of check imaging equipment. This created a net decline of $85 from 2006 data processing and ATM expense.

Credit card processing expense was $2,105 for the period ended December 31, 2008, a slight decline of $41, or 1.9%, from 2007’s total of $2,146. In 2007, credit card processing expense increased $313, or 17.1%, over 2006. Credit card processing expense stayed essentially the same in 2008 and 2007. The increase from 2006 to 2007 came about because of higher volumes of credit card, debit card and merchant card accounts and transactions.

From 2007 to 2008, there was a $19, or 1.7%, decline in intangibles amortization. At the end of 2008, the total in this category was $1,119, as compared with $1,138 in 2007 and $1,137 in 2006. This category of noninterest expense is related to acquisitions. There were no acquisitions in 2006 or 2007, and expenses remained nearly level. The 2008 decrease reflects the fact that costs associated with certain acquisitions were fully amortized during the year.

Net costs of other real estate owned were $100 in 2008 and $81 in 2007, an increase of $19, or 23.5%, when the periods are compared. In 2008, write-downs on other real estate owned were $11. Gains on sale of other real estate were $5, and other costs associated with carrying these properties were $94. The 2006 total of net costs of other real estate owned was $19. This category of noninterest expense comes from the write-down and liquidation of foreclosed properties. The amount varies with the number of foreclosed properties disposed of during the year. The declining economy in 2008, particularly in the last half of the year, resulted in an increase in the number of OREO properties.

The category of other operating expenses includes non-interest expense items such as franchise taxes, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses for 2008 were $4,399. This reflects an increase of $473, or 12.1%, when compared with the 2007 total of $3,926. The 2007 total declined $98, or 2.4%, from the 2006 year-end total of $4,024. The 2008 increase in other operating expenses included a $245 increase in franchise taxes, approximately $167 more in professional fees and $59 more in charitable donations. Franchise taxes are based on bank subsidiary capital, which is directly affected by growth in net income, less dividends paid. The 2007 and 2006 declines are largely attributable to cost containment practices, with $34 of the 2007 decline coming from lower postage expense and $18 from a decrease in donations.

Income Taxes

Income tax expense for 2008 was $3,645 compared to $3,730 in 2007 and $3,788 in 2006. Tax exempt income is the primary difference between expected and actual income tax expense. The Company’s effective tax rates for 2008, 2007 and 2006 were 21.15%, 22.74% and 23.07%, respectively. The Company is subject to the 35% marginal tax rate. See Note 10 of the Notes to Consolidated Financial Statements for addition information relating to income taxes.

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

Provision and Allowance for Loan Losses

The allowance for loan losses at December 31, 2008 was $5,858, a $639, or 12.2%, increase from the $5,219 total at year-end 2007. The ratio of the allowance for loan losses to total loans at year-end in 2008, 2007 and 2006 was 1.02%, 1.00% and 1.03%, respectively. The net charge-off ratio at December 31, 2008 was 0.09%, and at December 31, 2007 it was 0.07%. At December 31, 2006, the ratio was 0.07%.

The Company continuously monitors loan quality, and it regularly analyzes and evaluates the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses includes calculations that are based on a mathematical formula that considers identified potential losses and that makes allocations to the allowance based upon historical losses in various loan categories. In addition, more subjective factors are considered in determining contributions to the allowance. These include such things as changes in the mix of categories of loans in the portfolio, the effects of internal loan policy changes, changes in business and economic conditions and the effects of competition and regulation on the loan portfolio. In 2008, management made regular contributions to the provision for loan losses as the size of the loan portfolio grew and as the total of nonperforming loans increased. Management believes that the level of the allowance for loan losses is appropriate and adequate.

Summary of Loan Loss Experience

A.	Analysis of the Allowance for Loan Losses

The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

	December 31,
	2008	2007	2006	2005	2004
Average net loans outstanding	$538,868	$505,070	$488,624	$487,130	$438,761
Balance at beginning of year	5,219	5,157	5,449	5,729	5,369
Charge-offs:
Commercial and industrial loans	146	---	101	373	533
Real estate mortgage loans	24	66	6	50	120
Real estate construction loans	---	64	---	---	24
Loans to individuals	441	341	352	678	873
Total loans charged off	611	471	459	1,101	1,550
Recoveries:
Commercial and industrial loans	37	18	29	55	46
Real estate mortgage loans	---	2	1	35	31
Real estate construction loans	---	---	---	---	---
Loans to individuals	94	90	88	164	146
Total recoveries	131	110	118	254	223
Net loans charged off	480	361	341	847	1,327
Additions charged to operations	1,119	423	49	567	1,189
Acquisition of CNB	---	---	---	---	498
Balance at end of year	$5,858	$5,219	$5,157	$5,449	$5,729
Net charge-offs to average net loans outstanding	0.09%	0.07%	0.07%	0.17%	0.30%

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

B.   Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

	December 31,
	2008		2007		2006		2005		2004
	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
Commercial and industrial loans	$2,861	42.70%	$1,894	41.32%	$1,651	42.90%	$1,478	53.52%	$1,387	51.90%
Real estate mortgage loans	1,213	28.22%	951	27.73%	935	25.17%	1,212	23.79%	990	24.10%
Real estate construction loans	614	10.54%	396	8.90%	342	6.75%	420	5.50%	359	5.22%
Loans to individuals	1,048	18.54%	1,830	22.05%	1,867	25.18%	2,190	17.19%	2,016	18.78%
Unallocated	122		148		362		149		977
	$5,858	100.00%	$5,219	100.00%	$5,157	100.0%	$5,449	100.00%	$5,729	100.00%

Balance Sheet

On December 31, 2008, the Company had total assets of $935,374, an increase of $47,727 or 5.4% over the total of $887,647 on December 31, 2007. For 2008, the growth in assets was entirely internally generated. Total assets at December 31, 2007 were up by $19,444, or 2.2%, over the total in 2006.

Loans

A.	Types of Loans

	December 31,
	2008	2007	2006	2005	2004
Commercial and industrial loans	$246,218	$216,830	$215,244	$206,389	$192,993
Real estate mortgage loans	162,757	145,542	126,302	117,421	115,388
Real estate construction loans	60,798	46,697	33,840	27,116	25,009
Loans to individuals	106,907	115,704	126,316	142,598	145,419
Total loans	$576,680	$524,773	$501,702	$493,524	$478,809
Less unearned income and deferred fees	(1,123)	(1,119)	(1,059)	(913)	(881)
Total loans, net of unearned income	$575,557	$523,654	$500,643	$492,611	$477,928
Less allowance for loans losses	(5,858)	(5,219)	(5,157)	(5,449)	(5,729)
Total loans, net	$569,699	$518,435	$495,486	$487,162	$472,199

B.	Maturities and Interest Rate Sensitivities

	December 31, 2008
	< 1 Year	1 – 5 Years	After 5 Years	Total
Commercial and industrial	$82,732	$129,967	$33,519	$246,218
Real estate construction	56,407	4,391	---	60,798
Total	139,139	134,358	33,519	307,016
Less loans with predetermined interest rates	45,078	9,081	24,037	78,196
Loans with adjustable rates	$94,061	$125,277	$9,482	$228,820

C.	Risk Elements
Nonaccrual, Past Due and Restructured Loans.

The following table presents aggregate amounts for nonaccrual loans, restructured loans, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments.

	December 31,
	2008	2007	2006		2005	2004
Nonaccrual loans:
Commercial and industrial	$1,333	$1,144	$	---	$171	$354
Real estate mortgage	---	---		---	---	40
Loans to individuals	---	6		---	7	---
Total nonperforming loans	$1,333	$1,150	$	---	$178	$394
Other real estate owned, net	1,984	263		390	376	895
Total nonperforming assets	$3,317	$1,413		$390	$554	$1,289
Accruing loans past due 90 days or more:
Commercial and industrial	$663	$984		$338	$142	$321
Real estate mortgage	394	55		274	247	258
Loans to individuals	70	142		69	157	175
	$1,127	$1,181		$681	$546	$754

Loan loss and other industry indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table

	2008	2007	2006
Provision for loan losses	$1,119	$423		$49
Net charge-offs to average net loans	0.09%	0.07%		0.07%
Allowance for loan losses to loans, net of unearned income and deferred fees	1.02%	1.00%		1.03%
Allowance for loan losses to nonperforming loans	439.46%	453.83%		---%
Allowance for loan losses to nonperforming assets	176.61%	369.36%		1,322.31%
Nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	0.57%	0.27%		0.08%
Nonaccrual loans	$1,333	$1,150	$	---
Restructured loans	---	---		---
Other real estate owned, net	1,984	263		390
Total nonperforming assets	$3,317	$1,413		$390
Accruing loans past due 90 days or more	$1,127	$1,181		$681

Nonperforming loans include nonaccrual loans and restructured loans, but do not include accruing loans 90 days or more past due. Impaired loans, or those loans in which management has identified a weakness but which may or may not be nonperforming, are presented in Note 5 “Allowance for Loan Losses”. Total impaired loans were $3,576 at December 31, 2008, including two nonaccrual loans totaling $1,333.

Securities

Securities available for sale were $147,227 at December 31, 2008, compared with $158,594 at December 31, 2007 and $169,735 at December 31, 2006. This represents a decrease of $11,367, or 7.2%, from 2007 to 2008 and a decrease of $11,141, or 6.6%, from 2006 to 2007. For 2008, the fair market value of securities available for sale had net unrealized losses of $2,371, and in 2007 there was $579 in net unrealized gains.

Securities held to maturity totaled $117,772 at year-end 2008, an increase of $3,023, or 2.6%, when compared to December 31, 2007. In 2007, there was $114,749 in securities held to maturity, which was a decrease of $1,005, or 0.87%, over year-end 2006. During 2006, the Company sold $799 in securities held to maturity, which were mortgage backed securities that had been substantially paid down.

There has been significant volatility and increased risk in the financial markets that is associated with the recent economic downturn. The increase in financial market credit risk affects the Company in the same way as it affects other institutional and individual investors. The Company’s investment portfolio includes corporate bonds. If, because of economic hardships, the issuing firms were to default, there could be a delay in the payment of interest or bond principal, or there could be a loss of principal. To date, there have been no defaults in any of the corporate bonds held in the investment portfolio. The Company also holds a large number of municipal bonds. A prolonged and deep recession could negatively impact the ability of states and municipalities to make scheduled principal and interest payments on their outstanding indebtedness. If tax income and other sources of income decline, states and municipalities could default on their bonds. Again, this risk is hypothetical, since there have been no defaults among the municipal bonds in the Company’s portfolio.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully follow any changes in bond quality, particularly through these challenging times for our nation’s economy. The Company has the ability and intent to hold any securities in an unrealized loss position until maturity or until the cost is recovered.

Maturities and Associated Yields

The following table presents the maturities for securities available for sale and held to maturity at their carrying values as of

December 31, 2008 and weighted average yield for each range of maturities.

	Maturities and Yields
$ in thousands, except percent data	December 31, 2008
	< 1 Year	1-5 Years	5-10 Years		> 10 Years		None		Total
Available for Sale:
U.S. Treasury	$1,006	$2,291	$	---	$	---	$	---	$3,297
	2.64%	3.97%		---		---		---	3.56%
U.S. Government agencies	1,003	6,353		5,194		---		---	12,550
	4.10%	4.50%		4.74%		---		---	4.57%
Mortgage-backed securities	94	6,575		6,966		9,938		---	23,573
	5.31%	4.58%		5.02%		5.26%		---	5.00%
States and political subdivision - taxable	---	1,717		1,711		---		---	3,428
	---	4.31%		5.68%		---		---	4.99%
States and political subdivision – nontaxable (1)	2,969	32,608		29,119		12,699		---	77,395
	5.13%	5.62%		5.92%		5.48%		---	5.69%
Corporate	2,722	15,952		3,959		---		---	22,633
	3.75%	4.65%		5.23%		---		---	4.64%
Federal Home Loan Bank stock	---	---		---		---		1,589	1,589
	---	---		---		---		0.50%	0.50%
Federal Reserve Bank stock	---	---		---		---		92	92
	---	---		---		---		6.00%	6.00%
Other securities	867	---		---		---		1,803	2,670
	1.74%	---		---		---		3.23%	2.75%
Total	$8,661	$65,496		$46,949		$22,637		$3,484	$147,227
	3.95%	5.08%		5.59%		5.38%		2.06%	5.15%
Held to Maturity:
U.S. Government agencies	$1,000	$10,992		$7,996		$17,985	$	---	$37,973
	4.10%	4.52%		5.10%		5.44		---	5.07%
Mortgage-backed securities	---	---		---		1,801		---	1,801
	---	---		---		5.40%		---	5.40%
States and political subdivision – taxable	---	1,000		1,000		---		---	2,000
	---	5.29%		5.34%		---		---	5.32%
States and political subdivision – nontaxable (1)	1,629	25,717		17,181		20,484		---	65,011
	6.16%	6.02%		5.95%		5.63%		---	5.88%
Corporate	2,814	6,173		2,000		---		---	10,987
	5.77%	4.86%		5.03%		---		---	5.12%
Total	$5,443	$43,882		$28,177		$40,270	$	---	$117,772
	5.58%	5.46%		5.62%		5.53%		---	5.53%

(1) Rates shown represent weighted average yield on a fully taxable basis.

The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2008 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Federal Financial Institution Examination Council’s (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders’ equity.

Deposits

Total deposits at December 31, 2008 were $817,848, an increase of $41,509, or 5.4% when compared with total deposits of $776,339 at the end of 2007. At December 31, 2007, total deposits were $776,339, an increase of $11,647, or 1.5% over 2006. The increases in total deposits in 2008 and in 2007 were generated internally.

A.	Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

	Year Ended December 31,
	2008		2007		2006
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$112,608	---	$108,854	---	$108,977	---
Interest-bearing demand deposits	243,409	1.43%	223,771	1.95%	221,927	1.87%
Savings deposits	45,796	0.29%	46,943	0.50%	51,745	0.50%
Time deposits	381,961	3.98%	379,089	4.51%	358,422	3.94%
Average total deposits	$783,774	2.80%	$758,657	3.34%	$741,071	2.93%

B.	Time Deposits of $100,000 or More

The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:

	December 31, 2008
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits of $100,000 or more	$20,136	$29,095	$63,685	$47,918	$160,834

Derivatives and Market Risk Exposures

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 14, of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA’s and FNMA’s, with a fair value of approximately $25,421. The Company had no structured notes as of December 31, 2008. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.

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

The effects of changing interest rates are primarily managed through adjustments to the loan portfolio and deposit base, to the extent competitive factors allow. The investment portfolio is generally longer term. Adjustments for asset and liability management concerns are addressed when securities are called or mature and funds are subsequently reinvested. Historically, securities have been sold for reasons related to credit quality or regulatory limitations. Few, if any, securities available for sale have been disposed of for the express purpose of managing interest rate risk. No trading activity for this purpose is planned in the foreseeable future, though it does remain an option.

While the asset/liability planning program is designed to protect the Company over the long-term, it does not provide near-term protection from interest rate shocks, as interest rate sensitive assets and liabilities do not by their nature move up or down in tandem in response to changes in the overall rate environment. The Company’s profitability in the near term may be temporarily negatively affected in a period of rapidly rising or rapidly falling rates, because it takes some time for the Company to change its rates to adjust to a new interest rate environment. See Note 16 of Notes to Consolidated Financial Statements for information relating to fair value of financial instruments and comments concerning interest rate sensitivity.

Liquidity

Liquidity measures the Company’s ability to provide sufficient cash flow to meet its financial commitments, to fund additional loan demand and to handle withdrawals of existing deposits. Sources of liquidity include deposits, loan principal and interest repayments, sales, calls and maturities of securities and short-term borrowing. The Company also has a line of credit with the Federal Home Loan Bank and with a correspondent bank, and it may borrow from the Federal Reserve Bank’s discount window to provide liquidity. The Company maintained solid levels of liquidity during 2008, 2007 and 2006.

During 2008, NBB was able to readily attract deposits at reasonable rates, particularly from local governments in its market area. NBB has long had an internal policy targeting the loan to deposit ratio in the 65% to 75% range. At December 31, 2008 it was 70.4%. In addition, at both NBI and NBB, management maintains a reasonable percentage of the laddered investment portfolio in investments that are categorized as available for sale. At December 31, 2008 the Company had $149,598 in securities that were available for sale. These factors, together with those cited above, contribute to the Company’s sound levels of liquidity.

Net cash provided by operating activities was $15,864 for the year ended December 31, 2008. This compares to $15,528 and $14,121 for 2007 and 2006, respectively. Net cash used in investing activities was $51,341 for 2008, and it was $20,102 in 2007 and $31,543 in 2006. There were no acquisitions in 2008, 2007 or 2006. Net cash provided by financing activities was $35,469 for the period ended December 31, 2008. For the period ended December 31, 2007, net cash provided by financing activities was $5,615, and at the same period in 2006 it was $12,590.

Management is unaware of any commitment that would have a material and adverse effect on liquidity at December 31, 2008.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

Total stockholders’ equity at December 31, 2008 was $110,108, an increase of $5,308 from December 31, 2007. Retained earnings of $13,593, less dividends to stockholders of $5,543, were the two largest factors in determining stockholders’ equity. The Company repurchased stock totaling $562 in 2008, and there was $75 in exercised stock options. The Company has other available sources of liquidity. They include lines of credit with a correspondent bank, advances from the Federal Home Loan Bank, and Federal Reserve Bank discount window borrowings. The Tier I and Tier II risk-based capital ratios at December 31, 2008 were 15.2% and 16.1%. Capital levels are significantly above the regulatory minimum capital requirements of 4.0% for Tier 1 Capital and 8.0% for Tier 2 Capital.

Because capital levels are sound, in 2008 the Company declined to apply for funding under the first phase of the U.S. Treasury’s Troubled Asset Relief Program (TARP). NBI does not anticipate that it will seek additional capital in the form of TARP funding.

Total stockholders’ equity grew by $8,045, or 8.3% from December 31, 2006 to December 31, 2007, from $96,755 in 2006 to $104,800 in 2007. Earnings, net of the change in unrealized gains and losses for securities available for sale and dividends paid, accounted for most of the increase. Stock options exercised provided $198. During 2007 the Company repurchased common stock totaling $923. The consolidated Tier I and Tier II risk-based capital ratios at December 31, 2007 were 14.8% and 15.7% respectively.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements are detailed in the table below.

	Payments Due by Period
	Total	Less Than 1 Year		1-3 Years		3-5 Years		More Than 5 Years
Commitments to extend credit	$110,714	$110,714	$	---	$	---	$	---
Standby letters of credit	11,481	11,481		---		---		---
Mortgage loans with potential recourse	13,466	13,466		---		---		---
Operating leases	715	225		245		146		99
Total	$136,376	$135,886		$245		$146		$99

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.

Standby letters of credit are also issued to the bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $57 in 2008.

While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it can draw funds. A sale of loans or investments would also be an option.

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

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

	December 31,
$ in thousands, except share data	2008	2007
Assets
Cash and due from banks	$16,316	$16,324
Interest-bearing deposits	29,656	29,687
Securities available for sale, at fair value	147,227	158,594
Securities held to maturity (fair value approximates $117,277 at December 31, 2008 and $115,463 at December 31, 2007)	117,772	114,749
Mortgage loans held for sale	348	220
Loans:
Real estate construction loans	60,798	46,697
Real estate mortgage loans	162,757	145,542
Commercial and industrial loans	246,218	216,830
Loans to individuals	106,907	115,704
Total loans	576,680	524,773
Less unearned income and deferred fees	(1,123)	(1,119)
Loans, net of unearned income and deferred fees	575,557	523,654
Less allowance for loan losses	(5,858)	(5,219)
Loans, net	569,699	518,435
Premises and equipment, net	11,204	12,016
Accrued interest receivable	5,760	5,711
Other real estate owned, net	1,984	263
Intangible assets and goodwill	13,719	14,838
Other assets	21,689	16,810
Total assets	$935,374	$887,647
Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$109,630	$113,361
Interest-bearing demand deposits	256,416	237,772
Saving deposits	45,329	44,349
Time deposits	406,473	380,857
Total deposits	817,848	776,339
Other borrowed funds	54	64
Accrued interest payable	655	792
Other liabilities	6,709	5,652
Total liabilities	825,266	782,847
Commitments and contingencies	---	---
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding, 6,929,474 shares – 2008, and 6,952,274 – 2007	8,662	8,690
Retained earnings	105,356	97,810
Accumulated other comprehensive (loss), net	(3,910)	(1,700)
Total stockholders’ equity	110,108	104,800
Total liabilities and stockholders’ equity	$935,374	$887,647

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
$ in thousands, except per share data	2008	2007	2006
Interest Income
Interest and fees on loans	$37,108	$37,265	$34,879
Interest on interest-bearing deposits	449	726	684
Interest on securities – taxable	6,816	7,476	7,462
Interest on securities – nontaxable	5,738	5,302	4,876
Total interest income	50,111	50,769	47,901

Interest Expense
Interest on time deposits of $100,000 or more	6,004	6,519	4,912
Interest on other deposits	12,802	15,191	13,626
Interest on borrowed funds	12	35	26
Total interest expense	18,818	21,745	18,564
Net interest income	31,293	29,024	29,337
Provision for loan losses	1,119	423	49
Net interest income after provision for loan losses	30,174	28,601	29,288

Noninterest Income
Service charges on deposit accounts	3,425	3,291	3,361
Other service charges and fees	326	330	370
Credit card fees	2,808	2,740	2,396
Trust income	1,231	1,333	1,528
Other income	1,122	1,015	1,117
Realized securities gains, net	175	51	30
Total noninterest income	9,087	8,760	8,802

Noninterest Expense
Salaries and employee benefits	11,168	10,773	11,466
Occupancy and furniture and fixtures	1,751	1,743	1,957
Data processing and ATM	1,381	1,149	1,234
Credit card processing	2,105	2,146	1,833
Intangible assets amortization	1,119	1,138	1,137
Net costs of other real estate owned	100	81	19
Other operating expenses	4,399	3,926	4,024
Total noninterest expense	22,023	20,956	21,670
Income before income taxes	17,238	16,405	16,420
Income tax expense	3,645	3,730	3,788
Net income	$13,593	$12,675	$12,632

Basic net income per share	$1.96	$1.82	$1.80
Fully diluted net income per share	$1.96	$1.82	$1.80

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance at December 31, 2005	$8,775	$84,610	$(1,446)		$91,939
Net income	---	12,632	---	$12,632	12,632
Other comprehensive income:
Unrealized holding gains on available for sale securities net of gains deferred taxes of $83	---	---	---	153	---
Reclassification adjustment, net of income taxes of $3	---	---	---	6	---
Other comprehensive income, net of tax of ($86)	---	---	159	159	159
Total comprehensive income	---	---	---	$12,791	---
Adjustments to initially apply SFAS No. 158, net of deferred taxes of $(974)	---	---	(1,806)		(1,806)
Cash dividend ($0.73 per share)	---	(5,108)	---		(5,108)
Exercise of stock options	13	109	---		122
Common stock repurchased	(63)	(1,120)	---		(1,183)
Balance at December 31, 2006	$8,725	$91,123	$(3,093)		$96,755
Net income	---	12,675	---	$12,675	12,675
Other comprehensive income:
Unrealized holding gains on available for sale securities net of deferred taxes of $582	---	---	---	1,081	---
Reclassification adjustment, net of income taxes of ($18)	---	---	---	(33)	---
Minimum pension liability adjustment, net of deferred taxes of $186	---	---	---	345	---
Other comprehensive income, net of tax of $750	---	---	1,393	1,393	1,393
Total comprehensive income	---	---	---	$14,068	---
Cash dividend ($0.76 per share)	---	(5,298)	---		(5,298)
Exercise of stock options	21	177	---		198
Common stock repurchased	(56)	(867)	---		(923)
Balance at December 31, 2007	$8,690	$97,810	$(1,700)		$104,800
Net income	---	13,593	---	$13,593	13,593
Other comprehensive loss:
Unrealized holding losses on available for sale securities net of deferred taxes of $(908)	---	---	---	(1,687)	---
Reclassification adjustment, net of income taxes of ($51)	---	---	---	(96)	---
Minimum pension liability adjustment, net of deferred taxes of $(230)	---	---	---	(427)	---
Other comprehensive loss, net of tax of $(1,189)	---	---	(2,210)	(2,210)	(2,210)
Total comprehensive income	---	---	---	$11,383	---
Adjustments to apply measurement data provision of SFAS No. 158, net of tax of ($24)	---	(45)	3		(42)
Cash dividend ($0.80 per share)	---	(5,543)	---		(5,543)
Exercise of stock options	8	67	---		75
Common stock repurchased	(36)	(526)	---		(562)
Balance at December 31, 2008	$8,662	$105,356	$(3,910)		$110,108

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
$ in thousands	2008	2007	2006
Cash Flows from Operating Activities
Net income	$13,593	$12,675	$12,632
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,119	423	49
Deferred income tax expense (benefit)	(310)	(144)	249
Depreciation of premises and equipment	965	1,013	992
Amortization of intangibles	1,119	1,138	1,137
Amortization of premiums and accretion of discounts, net	250	237	255
(Gains) losses on sale and calls of securities available for sale, net	(147)	(51)	8
(Gains) on calls of securities held to maturity, net	(28)	---	(38)
Losses and writedowns on other real estate owned	6	38	10
Originations of mortgage loans held for sale	(13,594)	(19,780)	(19,830)
Sales of mortgage loans held for sale	13,466	20,368	19,022
(Gains) losses on sale and disposal of fixed assets	32	(6)	(5)
Net change in:
Accrued interest receivable	(49)	(29)	(537)
Other assets	(1,414)	(646)	(173)
Accrued interest payable	(137)	(71)	138
Other liabilities	993	363	212
Net cash provided by operating activities	15,864	15,528	14,121

Cash Flows from Investing Activities
Net change in interest-bearing deposits	31	(10,070)	(9,338)
Proceeds from repayments of mortgage-backed securities	5,394	6,010	6,503
Proceeds from sales of securities available for sale	290	---	1,470
Proceeds from calls and maturities of securities available for sale	19,636	18,329	11,449
Proceeds from calls and maturities of securities held to maturity	29,003	12,015	9,428
Proceeds from the sale of securities held to maturity	---	---	799
Purchases of securities available for sale	(16,800)	(11,288)	(24,220)
Purchases of securities held to maturity	(32,350)	(11,494)	(18,356)
Purchases of loan participations	(1,614)	(3,250)	(2,232)
Collections of loan participations	1,021	4,435	3,802
Loan originations and principal collections, net	(53,715)	(24,965)	(10,085)
Purchase of bank-owned life insurance	(2,250)	---	---
Proceeds from disposal of other real estate owned	67	387	---
Recoveries on loans charged off	131	110	118
Additions to premises and equipment	(351)	(341)	(887)
Proceeds from sale of premises and equipment	166	20	6
Net cash used in investing activities	(51,341)	(20,102)	(31,543)

Cash Flows from Financing Activities
Net change in time deposits	25,616	(1,657)	29,426
Net change in other deposits	15,893	13,304	(10,383)
Net change in other borrowed funds	(10)	(9)	(284)
			(continued )

Cash dividends paid	(5,543)	(5,298)	(5,108)
Common stock repurchased	(562)	(923)	(1,183)
Stock options exercised	75	198	122
Net cash provided by financing activities	35,469	5,615	12,590

Net change in cash and due from banks	(8)	1,041	(4,832)
Cash and due from banks at beginning of year	16,324	15,283	20,115
Cash and due from banks at end of year	$16,316	$16,324	$15,283

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$18,955	$21,816	$18,426
Income taxes paid	4,231	3,740	3,371

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for loan losses	$611	$471	$459
Loans transferred to other real estate owned	1,794	298	24
Unrealized gain (loss) on securities available for sale	(2,742)	1,612	246
Minimum pension liability adjustment	(657)	531	(2,780)
Capital reduction due to change in pension measurement date	(66)	---	---

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

$ in thousands, except share data and per share data

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

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company has no securities classified as trading securities at December 31, 2008 or 2007.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Intangible Assets and Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified during the years ended December 31, 2008, 2007 and 2006.

Intangible assets include customer deposit intangibles. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally ten to twelve years.

Stock-Based Compensation

The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of Bankshares and its subsidiaries an opportunity to acquire shares of National Bankshares, Inc. common stock. The purpose of the 1999 Stock Option Plan, which terminated on March 9, 2009, was to promote the success of NBI and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 500,000 shares of Bankshares common stock could be granted. The 1999 Stock Option Plan was administered by the Stock Option Committee, which is the NBI Board of Directors’ Compensation Committee, made up entirely of independent directors of National Bankshares, Inc. The Stock Option Committee could determine whether options were incentive stock options or nonqualified stock options and could determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limited the maximum term of any option granted to ten years, stated that options may be granted at not less than fair market value on the date of the grant and contained certain other limitations on the exercisability of incentive stock options. The options generally vested 25% after one year, 50% after two years, 75% after three years and 100% after four years. At the discretion of the Stock Option Committee, options could be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of National Bankshares, Inc. The Company accounts for stock-based compensation using Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”. The Company recognizes the cost of employment services received in exchange for awards of equity instruments based on the fair value of those awards on the date of grant. Compensation cost is recognized over the award’s required service period, which is usually the vesting period. At December 31, 2008, there were 286,000 additional shares available for grant under the plan. There were no stock options granted in 2008, 2007 and 2006.

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

When tax returns are filed, it is highly certain that some positions taken will be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

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

	2008	2007	2006
Average number of common shares outstanding	6,929,755	6,970,982	7,000,695
Effect of dilutive options	6,195	14,348	24,040
Average number of common shares outstanding used to calculate diluted earnings per share	6,935,950	6,985,330	7,024,735

In 2008, 2007 and 2006, stock options representing 95,250, 93,000 and 65,250 shares as restated for the 2-for-1 stock split, respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

Advertising

The Company practices the policy of charging advertising costs to expenses as incurred. In 2008, the Company charged $146 to expenses, and in 2007 and 2006, $118 and $204 was expensed, respectively.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-4). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (EITF Issue 06-10). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted the provisions of these standards effective January 1, 2008. The adoption of these standards was not material to the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS 159 effective

 January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Implementation of SAB 109 did not have a material impact on the Company’s consolidated                financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Implementation of SAB 110 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (SFAS 161). SFAS 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS 161 is effective for the Company on January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS 141(R). FSP 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS 162 to have any impact on the consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 will be effective for the Company on December 31, 2008 and is not expected to have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

Note 2: Restriction on Cash

As members of the Federal Reserve System, the Company’s subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2008 and 2007, the aggregate amounts of daily average required balances approximated $2,654 and $1,589, respectively.

Note 3: Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2008
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Treasury	$3,024	$273	$	---	$3,297
U.S. Government agencies and corporations	11,985	565		---	12,550
States and political subdivisions	81,166	849		1,192	80,823
Mortgage-backed securities	23,052	533		12	23,573
Corporate debt securities	25,924	51		3,342	22,633
Federal Home Loan Bank stock-restricted	1,589	---		---	1,589
Federal Reserve Bank stock-restricted	92	---		---	92
Other securities	2,766	---		96	2,670
Total securities available for sale	$149,598	$2,271		$4,642	$147,227

	December 31, 2007
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$3,029	$48	$6	$3,071
U.S. Government agencies and corporations	15,677	178	---	15,855
States and political subdivisions	76,760	912	220	77,452
Mortgage-backed securities	26,166	167	74	26,259
Corporate debt securities	32,419	119	640	31,898
Federal Home Loan Bank stock-restricted	1,659	---	---	1,659
Federal Reserve Bank stock-restricted	92	---	---	92
Other securities	2,213	95	---	2,308
Total securities available for sale	$158,015	$1,519	$940	$158,594

The amortized cost and fair value of single maturity securities available for sale at December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2008.

	December 31, 2008
	Amortized Cost	Fair Value
Due in one year or less	$8,836	$8,661
Due after one year through five years	66,632	65,496
Due after five years through ten years	47,319	46,949
Due after ten years	23,231	22,637
No maturity	3,580	3,484
	$149,598	$147,227

The amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows:

	December 31, 2008
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$37,973	$798	$4	$38,767
States and political subdivisions	67,011	748	1,343	66,416
Mortgage-backed securities	1,801	46	---	1,847
Corporate debt securities	10,987	24	764	10,247
Total securities held to maturity	$117,772	$1,616	$2,111	$117,277

	December 31, 2007
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$33,631	$244	$25	$33,850
States and political subdivisions	63,936	933	274	64,595
Mortgage-backed securities	2,079	17	5	2,091
Corporate debt securities	15,103	126	302	14,927
Total securities held to maturity	$114,749	$1,320	$606	$115,463

The amortized cost and fair value of single maturity securities held to maturity at December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2008.

	December 31, 2008
	Amortized Cost	Fair Value
Due in one year or less	$5,443	$5,460
Due after one year through five years	43,882	44,616
Due after five years through ten years	28,177	27,802
Due after ten years	40,270	39,399
$117,772	$117,277

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2008
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value			Unrealized Loss
U. S. Government agencies and corporations	$995	$4	$	---	$	---
State and political subdivisions	54,480	2,533		1,000		2
Mortgage-backed securities	1,309	9		635		3
Corporate debt securities	13,786	851		12,046		3,255
Other	---	---		492		96
Total temporarily impaired securities	$70,570	$3,397		$14,173		$3,356

	December 31, 2007
	Less Than 12 Months				12 Months or More
	Fair Value			Unrealized Loss	Fair Value	Unrealized Loss
U. S. Treasury	$	---	$	---	$949	$6
U. S. Government agencies and corporations		---		---	8,162	25
State and political subdivisions		12,622		255	29,085	239
Mortgage-backed securities		---		---	10,455	79
Corporate debt securities		1,893		77	34,965	865
Total temporarily impaired securities		$14,515		$332	$83,616	$1,214

The Company had 144 securities with a fair value of $84,743 which were temporarily impaired at December 31, 2008. The total unrealized loss on these securities was $6,753. Losses are attributed to interest rate movements. Credit quality of the securities portfolio is continuously monitored by management. The Company has the ability and intent to hold these securities until maturity or until the cost is recovered. Therefore, the losses associated with these securities are not considered other than temporary at December 31, 2008.

At December 31, 2008 and 2007, securities with a carrying value of $64,824 and $67,286, respectively, were pledged to secure trust deposits and for other purposes as required or permitted by law.

As a member of the Federal Reserve and the Federal Home Loan Bank (FHLB) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans totaling approximately $107,770, and NBB’s capital stock investment in the FHLB.

Note 4: Related Party Transactions

In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to executive officers and directors of Bankshares and its subsidiaries amounting to $3,523 at December 31, 2008 and $2,444 at December 31, 2007. During the year ended December 31, 2008, total principal additions were $2,744 and principal payments were $1,665.

Note 5: Allowance for Loan Losses

An analysis of the allowance for loan losses follows:

	Years ended December 31,
	2008	2007	2006
Balance at beginning of year	$5,219	$5,157	$5,449
Provision for loan losses	1,119	423	49
Loans charged off	(611)	(471)	(459)
Recoveries of loans previously charged off	131	110	118
Balance at end of year	$5,858	$5,219	$5,157.

The following is a summary of information pertaining to impaired loans:

	December 31,
	2008	2007		2006
Impaired loans without a valuation allowance	$1,028		$1,144	$	---
Impaired loans with a valuation allowance	2,548		---		---
Total impaired loans	$3,576		$1,144	$	---
Valuation allowance related to impaired loans	$679	$	---	$	---

	Years ended December 31,
	2008	2007	2006
Average investment in impaired loans	$3,790	$1,138	$140
Interest income recognized on impaired loans	140	---	---
Interest income recognized on a cash basis on impaired loans	---	---	---

No additional funds are committed to be advanced in connection with impaired loans. There were no nonaccrual loans excluded from impaired loan disclosure under FASB 114 at December 31, 2008 and 2007. Loans past due greater than 90 days which continue to accrue interest totaled $1,127 and $1,181 at December 31, 2008 and 2007, respectively.

Note 6: Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2008	2007
Premises	$14,285	$14,486
Furniture and equipment	11,614	11,363
Construction-in-progress	109	62
	$26,008	$25,911
Accumulated depreciation	(14,804)	(13,895)
	$11,204	$12,016

Depreciation expense for the years ended December 2008, 2007 and 2006 amounted to $965, $1,013 and $992, respectively.

The Company leases branch facilities under noncancellable operating leases. The future minimum lease payments under these leases (with initial or remaining lease terms in excess of one year) as of December 31, 2008 are as follows: $225 in 2009, $168 in 2010, $77 in 2011, $77 in 2012, $69 in 2013, and $99 thereafter.

Note 7: Deposits

The aggregate amounts of time deposits in denominations of $100 or more at December 31, 2008 and 2007 were $160,834 and $139,379, respectively.

At December 31, 2008 the scheduled maturities of time deposits are as follows:

2009	$283,799
2010	78,342
2011	17,880
2012	15,995
2013	9,580
Thereafter	877
$406,473

At December 31, 2008 and 2007, overdraft demand deposits reclassified to loans totaled $604 and $1,881, respectively.

Note 8: Employee Benefit Plans

401(k) Plan

The Company has a Retirement Accumulation Plan qualifying under IRS Code Section 401(k), in which NBI, NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2008, 2007 and 2006, the Company contributed $262, $261 and $278, respectively, to the plan.

Employee Stock Ownership Plan

The Company has a nonleveraged Employee Stock Ownership Plan (ESOP) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the Board of Directors. Contribution expense amounted to $300, $200 and $300 in the years ended December 31, 2008, 2007 and 2006, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2008, the number of allocated shares held by the ESOP was 227,317 and the number of unallocated shares was 19,005. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with ten years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and NBI or the ESOP, with the agreement of the Trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of its distribution.

Defined Benefit Plan

The Company’s defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. The defined benefit plan was amended in 2008 to reduce the benefit formula for future accruals. This resulted in a reduction in prior cost. Information pertaining to activity in the plan is as follows:

	December 31,
	2008	2007	2006
Change in benefit obligation
Projected benefit obligation at beginning of year	$11,859	$11,729	$10,732
Service cost	500	608	574
Interest cost	719	702	648
Actuarial (gain)loss	(613)	(227)	107
Benefits paid	(336)	(953)	(332)
Prior cost due to amendment	(1,426)	---	---
Projected benefit obligation at end of year	10,703	11,859	11,729

Change in plan assets
Fair value of plan assets at beginning of year	8,242	7,835	6,228
Actual return on plan assets	(1,964)	763	699
Employer contribution	395	597	1,240
Benefits paid	(336)	(953)	(332)

Fair value of plan assets at end of year	6,337		8,242		7,835

Funded status at the end of the year	$(4,366)		$(3,617)		$(3,894)

Amounts recognized in the Balance Sheet
Other liabilities	$(4,366)		$(3,617)		$(3,894)

Amounts recognized in accumulated other comprehensive income (loss), net
Net loss	$(5,114)		$(3,163)		$(3,697)
Prior service cost	1,281		(28)		(37)
Net obligation at transition	23		38		51
Deferred tax asset	1,335		1,104		1,289
Amount recognized	$(2,475)		$(2,049)		$(2,394)

Components of net periodic benefit cost
Service cost	$429		$608		$573
Interest cost	616		702		648
Expected return on plan assets	(667)		(637)		(527)

Amortization of prior service cost	(101)		9		9
Amortization of net obligation at transition	(13)		(13)		(13)
Recognized net actuarial loss	154		180		221
Net periodic benefit cost	$418		$849		$911

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss)
Net (gain)loss	$1,951		$(533)		$2,777
Prior service cost	(1,426)		---		---
Amortization of prior service cost	117		(9)		(9)
Amortization of net obligation at transition	15		11		12
Deferred income tax (benefit) expenses	(230)		186		(974)
Total recognized	$427		$(345)		$1,806

Total recognized in net periodic benefit cost and other comprehensive income (loss), net of income tax (benefit) expense	$845		$504		$2,720

Adjustments to retained earnings due to change in measurement date
Service cost	$71	$	---	$	---
Interest cost	102		---		---
Expected return on plan assets	(111)		---		---
Amortization of prior service cost	(17)		---		---
Amortization of net obligation at transition	(2)		---		---
Recognized net actuarial (gain)/loss	26		---		---
Deferred tax benefit	(24)		---		---
Adjustment to retained earnings	45		---		---

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	6.00%	6.00%	6.00%
Discount rate used for disclosure	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%

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

The pension plan’s weighted average asset allocations at December 31, 2008 and 2007 are as follows:

Asset Allocation	2008	2007
U. S. Government obligations	9%	15%
Mutual funds - equity	15%	19%
Corporate bonds	31%	20%
Equity securities	36%	37%
Other	9%	9%
	100%	100%

The Company’s required minimum pension contribution for 2008 has not yet been determined, but it is estimated to be $671.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2009	$68
2010	253
2011	264
2012	309
2013	382
2014 - 2018	3,297

Note 9: Stock Option Plan

The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of NBI and its subsidiaries an opportunity to acquire shares of National Bankshares, Inc. common stock. The purpose of the 1999 Stock Option Plan was to promote the success of NBI and its subsidiaries by providing an incentive to key employees that enhances the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 500,000 shares of NBI common stock could be granted. The 1999 Stock Option Plan terminated on March 9, 2009. The 1999 Stock Option Plan was administered by the Stock Option Committee, which is the Company’s Board of Directors’ Compensation Committee, made up entirely of independent directors of National Bankshares, Inc. The Stock Option Committee could determine whether options were incentive stock options or nonqualified stock options and could determine the other terms of grants, such as number of shares, term, a vesting schedule, and the exercise price. The 1999 Stock Option Plan limited the maximum term of any option granted to ten years, stated that options may be granted at not less than fair market value on the date of the grant and contained certain other limitations on the exercisability of incentive stock options. The options generally vested 25% after one year, 50% after two years, 75% after three years and 100% after four years. At the discretion of the Stock Option Committee, options could be awarded with the provision that they may be accelerated upon a change of control, merger, consolidation, sale or dissolution of National Bankshares, Inc. Effective on April 1, 2006, the number of shares and the option price of all previously-granted options were adjusted to reflect the effects of the March 31, 2006 2-for-1 stock split. This action was taken to comply with the terms of the Company’s stock option agreements. The information that follows also has been adjusted to reflect the effects of the March 31, 2006 stock split. At December 31, 2008, there were 286,000 additional shares available for grant under the plan. There were no nonvested shares outstanding at December 31, 2008.

A summary of the status of the Company’s stock option plan is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	145,000	$21.46
Granted	---
Exercised	(6,500)	11.50
Forfeited or expired	(25,000)	22.37
Outstanding at December 31, 2008	113,500	$21.84	6.11	$	---
Exercisable at December 31, 2008	113,500	$21.84	6.11	$	---

The intrinsic value of shares exercised were $40, $89 and $136 for 2008, 2007 and 2006, respectively. No tax benefit was recognized on shares exercised for any of the years presented. At December 31, 2008 there were no nonvested shares.

Note 10: Income Taxes

The Company files both United States federal income tax returns and Virginia state income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 with no impact on the financial statements.

Allocation of income tax expense between current and deferred portions is as follows:

	Years ended December 31,
	2008	2007	2006
Current	$3,955	$3,874	$3,539
Deferred	(310)	(144)	249
Total income tax expense	$3,645	$3,730	$3,788

The following is a reconciliation of the “expected” income tax expense, computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense, with the reported income tax expense:

	Years ended December 31,
	2008	2007	2006
Computed “expected” income tax expense	$6,033	$5,742	$5,747
Tax-exempt interest income	(2,224)	(2,090)	(1,919)
Nondeductible interest expense	291	344	277
Other, net	(455)	(266)	(317)
Reported income tax expense	$3,645	$3,730	$3,788

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses and unearned fee income	$2,105	$1,855
Valuation allowance on other real estate owned	25	---
Deferred compensation and other liabilities	1,992	1,637
Net unrealized losses on securities available for sale	831	---
	$4,953	$3,492

Deferred tax liabilities:
Fixed assets	$(102)	$(140)
Discount accretion on securities	(98)	(117)
Deposit intangibles and goodwill	(552)	(410)
Other	(228)	(148)
Net unrealized gains on securities available for sale	---	(204)
	(980)	(1,019)
Net deferred tax asset	$3,973	$2,473

The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2008 and 2007 because the realization of all gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.

Note 11: Restrictions on Dividends

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2008, 2007 and 2006, dividends received from subsidiary banks were $5,591, $6,698 and $5,859, respectively.

Substantially all of Bankshares’ retained earnings are undistributed earnings of its sole remaining banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2008, retained net income, which was free of such restriction, amounted to approximately $21,613.

Note 12: Minimum Regulatory Capital Requirement

The Company (on a consolidated basis) and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Company and the bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notifications from the appropriate regulatory authorities categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed the bank’s category. The Company’s and the bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the following tables.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total capital (to risk weighted assets)
NBI consolidated	$106,151	16.1%	$52,786	8.0%	N/A	N/A
NBB	102,468	15.6%	52,470	8.0%	$65,588	10.0%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$100,293	15.2%	$26,393	4.0%	N/A	N/A
NBB	96,610	14.7%	26,235	4.0%	$39,353	6.0%
Tier 1 capital (to average assets)
NBI consolidated	$100,293	11.1%	$36,016	4.0%	N/A	N/A
NBB	96,610	10.7%	36,012	4.0%	$45,015	5.0%
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total capital (to risk weighted assets)
NBI consolidated	$96,918	15.7%	$49,481	8.0%	N/A	N/A
NBB	92,468	15.1%	49,098	8.0%	$61,373	10.0%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$91,661	14.8%	$24,740	4.0%	N/A	N/A
NBB	87,249	14.2%	24,549	4.0%	$36,824	6.0%
Tier 1 capital (to average assets)
NBI consolidated	$91,661	10.6%	$34,494	4.0%	N/A	N/A
NBB	87,249	10.2%	34,225	4.0%	$42,781	5.0%

Note 13: Condensed Financial Statements of Parent Company

Financial information pertaining only to NBI (Parent) is as follows:

Condensed Balance Sheets

	December 31,
	2008	2007
Assets
Cash due from subsidiaries	$39	$36
Securities available for sale	2,704	3,694
Investments in subsidiaries, at equity	107,333	101,050
Refundable income taxes due from subsidiaries	25	84
Other assets	582	502
Total assets	$110,683	$105,366

Liabilities And Stockholders’ Equity
Other liabilities	$575	$566
Stockholders’ equity	110,108	104,800
Total liabilities and stockholders’ equity	$110,683	$105,366

Condensed Statements of Income

	Years Ended December 31,
	2008	2007	2006
Income
Dividends from Subsidiaries	$5,591	$6,698	$5,859
Interest on securities – taxable	41	26	24
Interest on securities – nontaxable	62	68	84
Other income	1,147	1,147	1,033
Securities gains (losses)	(62)	30	2
	6,779	7,969	7,002

Expenses
Other expenses	1,720	1,643	1,605
Income before income tax benefit and equity in undistributed net income of subsidiaries	5,059	6,326	5,397
Applicable income tax benefit	182	136	187
Income before equity in undistributed net income of subsidiaries	5,241	6,462	5,584
Equity in undistributed net income of subsidiaries	8,352	6,213	7,048
Net income	$13,593	$12,675	$12,632

Condensed Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
Cash Flows From Operating Expenses
Net income	$13,593	$12,675	$12,632
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(8,352)	(6,213)	(7,048)
Amortization of premiums and accretion of discounts, net	1	26	27
Depreciation expense	9	7	9
Securities (gains)losses	62	(30)	(2)
Net change in refundable income taxes due from subsidiaries	59	76	(62)
Net change in other assets	(28)	7	---
Net change in other liabilities	4	155	(87)
Net cash provided by operating activities	5,348	6,703	5,469

Cash Flows From Investing Activities
Purchases of securities available for sale	(930)	(909)	(1,044)
Proceeds from sales of securities available for sale	---	---	---
Maturities and calls of securities available for sale	1,615	200	1,751
Net cash (used in) provided by investing activities	685	(709)	707

Cash Flows From Financing Activities
Cash dividends paid	(5,543)	(5,298)	(5,108)
Common stock repurchased	(562)	(923)	(1,183)
Exercise of stock options	75	198	122

Net cash used in financing activities	(6,030)	(6,023)	(6,169)
Net change in cash	3	(29)	7
Cash due from subsidiaries at beginning of year	36	65	58
Cash due from subsidiaries at end of year	$39	$36	$65

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

At December 31, 2008, and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2008	2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$110,714	$81,685
Standby letters of credit	11,481	11,030
Mortgage loans sold with potential recourse	13,466	20,368

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2008, the Company originated $13,594 and sold $13,466 to investors, compared to $19,780 originated and $20,368 sold in 2007. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.

At December 31, 2008, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $120 and loans held for sale of $348. The Company has entered into commitments, on a best-effort basis, to sell loans of approximately $468. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2008 that exceeded the insurance limits of the Federal Deposit Insurance Corporation was $1,988.

Note 15: Concentrations of Credit Risk

The Company does a general banking business, serving the commercial and personal banking needs of its customers. NBB’s market area in southwest Virginia is made up of the counties of Montgomery, Giles, Pulaski, Tazewell, Wythe, Smyth and Washington. It also includes the independent cities of Radford and Galax, and the portions of Carroll and Grayson Counties that are adjacent to Galax. In addition, it serves those portions of Mercer County and McDowell County, West Virginia that are contiguous with Tazewell County. Substantially all of NBB’s loans are made in its market area. The ultimate collectibility of the bank’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions of the market area. The Company’s operating results are therefore closely correlated with the economic trends within this area.

At December 31, 2008 and 2007, approximately $327,442 and $281,647, respectively, of the loan portfolio was concentrated in commercial real estate. This represents approximately 57% of the loan portfolio at December 31, 2008 and 54% at December 31, 2007. Included in commercial loans at December 31, 2008 and 2007 was approximately $136,275 and $146,777, respectively, in loans for college housing and professional office buildings. This represents approximately 24% and 28% of the loan portfolio at December 31, 2008 and 2007, respectively. Loans secured by residential real estate were approximately $149,241 and $147,586 at December 31, 2008 and 2007, respectively. This represents approximately 26% of the loan portfolio at December 31, 2008 and 28% at December 31, 2007, respectively. Loans secured by automobiles were approximately $15,480 and $15,791 at December 31, 2008 and 2007, respectively. This represents approximately 3% of the loan portfolio at December 31, 2008 and 2007.

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

Note 16: Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Company has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles.

In October 2008, the FASB issued Staff Position No. 157-3 (FSP 157-3) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities.
Level 2 –

Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). The carrying value of restricted Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$145,546	$	---	$145,546	$	---

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2008. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2008
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans net of valuation allowance	$1,869	---	---	$1,869

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

Fair value for significant nonperforming loans is based on estimated cash flows which are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are determined within management’s judgment, using available market information and specific borrower information.

Deposits

The fair value of demand and savings deposits is the amount payable on demand. The fair value of fixed maturity term deposits and certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Other Borrowed Funds

Other borrowed funds, represents treasury tax and loan deposits and short-term borrowings from the Federal Home Loan Bank. The carrying amount is a reasonable estimate of fair value because the deposits are generally repaid within 120 days from the transaction date.

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2008 and 2007, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$16,316	$16,316	$16,324	$16,324
Interest-bearing deposits	29,656	29,656	29,687	29,687
Securities	264,999	264,504	273,343	274,057
Mortgage loans held for sale	348	348	220	220
Loans, net	569,699	586,727	518,435	508,453
Accrued interest receivable	5,760	5,760	5,711	5,711
Financial liabilities:
Deposits	$817,848	$824,789	$776,339	$778,130
Other borrowed funds	54	54	64	64
Accrued interest payable	655	655	792	792

Note 17: Selected Quarterly Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007:

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data
Interest income	$12,711	$12,472	$12,409	$12,519
Interest expense	5,407	4,815	4,195	4,401
Net interest income	7,304	7,657	8,214	8,118
Provision for loan losses	100	135	280	604
Noninterest income	2,296	2,227	2,208	2,356
Noninterest expense	5,457	5,306	5,531	5,729
Income taxes	862	974	996	813
Net income	$3,181	$3,469	$3,615	$3,328
Per Share Data
Basic net income per share	$0.46	$0.50	$0.52	$0.48
Fully diluted net income per share	0.46	0.50	0.52	0.48
Cash dividends per share	---	0.39	---	0.41
Book value per share	15.73	15.50	15.80	15.89

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$12,530	$12,695	$12,693	$12,851
Interest expense	5,416	5,370	5,442	5,517
Net interest income	7,114	7,325	7,251	7,334
Provision for loan losses	(3)	13	119	294
Noninterest income	2,179	2,259	2,125	2,197
Noninterest expense	5,257	5,504	5,100	5,095
Income taxes	923	927	961	919
Net income	$3,116	$3,140	$3,196	$3,223
Per Share Data:
Basic net income per share	$0.45	$0.45	$0.46	$0.46
Fully diluted net income per share	0.45	0.45	0.46	0.46
Cash dividends per share	---	0.37	---	0.39
Book value per share	14.30	14.14	14.77	15.07

Note 18. Intangible Assets and Goodwill

Effective January 1, 2001, the Company adopted SFAS No. 142, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review and more frequently if certain impairment indicators are in evidence. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2008, 2007 or 2006.

Information concerning goodwill and intangible assets for years ended December 31, 2008 and 2007 is presented in the following table:

	Gross Carrying Value	Accumulated Amortization		Net Carrying Value
December 31, 2008
Amortizable core deposit intangibles	$16,257		$8,386	$7,871
Unamortizable goodwill	$5,848	$	---	$5,848

December 31, 2007
Amortizable core deposit intangibles	$16,257		$7,267	$8,990
Unamortizable goodwill	$5,848	$	---	$5,848

As of December 31, 2008, the estimated amortization expense of core deposit intangibles are as follows:

2009	$1,094
2010	1,084
2011	1,084
2012	1,084
2013	1,084
Thereafter	2,441
Total	$7,871

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

National Bankshares, Inc.

Blacksburg, Virginia

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bankshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of National Bankshares, Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

National Bankshares, Inc.

Blacksburg, Virginia

We have audited National Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. National Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, National Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows of National Bankshares, Inc. and subsidiaries and our report dated February 26, 2009 expressed an unqualified opinion.

Winchester, Virginia

February 26, 2009

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Because of the inherent limitations in all control systems, the Company believes that no system of controls, no matter how well designed and operated, can provide absolute assurance that all control issues have been detected.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

To the Stockholders of National Bankshares, Inc.:

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2008.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent registered public accounting firm and approves decisions regarding the appointment or removal of the Company Auditor. It meets periodically with management, the independent registered public accounting firm and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee.

/s/ JAMES G. RAKES	/s/ DAVID K. SKEENS
Chairman, President and Chief Executive Officer	Treasurer and Chief Financial Officer

Item 9B. Other Information

Not Applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to the directors of Bankshares is set out under the caption “Election of Directors” on pages 2 and 3 of Bankshares’ Proxy Statement dated March 16, 2009 which information is incorporated herein by reference.

The Board of Directors of Bankshares has a standing audit committee made up entirely of independent directors, as that term is defined in the NASDAQ Stock Market Rules. In 2008, Dr. J. M. Lewis chaired the Audit Committee and its members were Mr. L. J. Ball, Mr. J. W. Bowling and Mr. J. H. Harry. Each member of the Audit Committee has extensive business experience; however, the Committee has identified Dr. Lewis as its financial expert, since he has a professional background which involves financial oversight responsibilities. Dr. Lewis currently oversees the preparation of financial statements in his role as President of New River Community College. He previously served as the College’s Chief Financial Officer. The Audit Committee’s Charter is available on the Company’s web site at www.nationalbankshares.com.

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

Name	Age	Offices and Positions Held	Year Elected an Officer/Director
James G. Rakes	64	Chairman, President and Chief Executive Officer, National Bankshares, Inc.; President and Chief Executive Officer of The National Bank of Blacksburg since 1983 and Chairman since 2005. Chairman, President and Treasurer of National Bankshares Financial Services, Inc. since 2001.	1986
David K. Skeens	42	Treasurer and Chief Financial Officer of National Bankshares, Inc. since January 14, 2009; Senior Vice President/Operations & Risk Management of National Bank of Blacksburg since 2008; prior thereto Vice President/Operations & Risk Management since 2004.	2009
F. Brad Denardo	56	Executive Vice President, National Bankshares, Inc. since 2008; Interim Treasurer and Chief Financial Officer from May 23, 2008 to January 14, 2009; prior thereto Corporate Officer since 1989; Executive Vice President/Chief Operating Officer of The National Bank of Blacksburg since 2002; prior thereto Executive Vice President/Loans of The National Bank of Blacksburg since 1989.	1989
Marilyn B. Buhyoff	60	Secretary & Counsel, National Bankshares, Inc.; Counsel of The National Bank of Blacksburg since 1989, prior thereto Senior Vice President/ Administration since 1992. Secretary of National Bankshares Financial Services, Inc. since 2001, and Executive Vice President since 2004.	1989

Item 11. Executive Compensation

The information set forth under “Executive Compensation” on pages 8 through 16 of NBI’s Proxy Statement dated March 16, 2009 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under “Stock Ownership of Directors and Executive Officers” on pages 1 and 2 of NBI’s Proxy Statement dated March 16, 2009 for the Annual Meeting of Stockholders to be held April 14, 2009 is incorporated herein by reference.

The following table summarizes information concerning National Bankshares equity compensation plans at December 31, 2008:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by stockholders-1999 Stock Option Plan	113,500	$21.84	286,000
Equity compensation plans not approved by stockholders	---	---	---
Total	113,000	$21.84	286,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under “Director Independence and Certain Transactions With Officers and Directors” on pages 4 and 5 of NBI’s Proxy Statement dated March 16, 2009 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The following fees were paid to Yount, Hyde & Barbour, P.C., Certified Public Accountants, for services provided to NBI for the years ended December 31, 2008 and 2007. The Audit Committee determined that the provision of non-audit services by Yount, Hyde & Barbour P.C. did not compromise the firm’s ability to maintain its independence.

Principal Accounting Fees and Services

	2008		2007
	Fees	Percentage	Fees	Percentage
Audit fees	$93,000	73%	$85,750	74%
Audit-related fees	26,579	21%	20,284	17%
Tax fees	7,250	6%	9,954	9%
	$126,829	100%	$115,988	100%

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

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of December 31, 2008 and 2007

Consolidated Statements of Income – Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders Equity – Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows – Years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Annual Report on Form 10-K.

(a) (3) Exhibits

A list of the exhibits filed or incorporated in this Annual Report by reference is as follows:

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
+*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	Pages 67
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
+*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	Pages 81
+*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and Marilyn B. Buhyoff	Pages 90
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

+*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	Page 100
+*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for Marilyn B. Buhyoff	Page 102
+*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	Page 104
+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	Page 106
+31(i)	Section 906 Certification of Chief Executive Officer	Page 62
+31(ii)	Section 906 Certification of Chief Financial Officer	Page 63
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 65
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 65

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

/s/ DAVID K. SKEENS
David K. Skeens Treasurer (Principal Financial Officer)

Date: March 11, 2009

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

Date: March 11, 2009

/s/ JAMES G. RAKES
James G. Rakes Chairman, President & Chief Executive Office (Principal Executive Officer)

Exhibit 31(ii)

I, David K. Skeens, Treasurer (Chief Financial Officer) of National Bankshares, Inc., certify that:

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

Date: March 11, 2009

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Date	Title

/s/ L. J. BALL	03/11/2009	Director
L. J. Ball

/s/ J. W. Bowling	03/11/2009	Director
J. W. Bowling

/s/ J. H. HARRY	03/11/2009	Director
J. H. Harry

/s/ J. M. LEWIS	03/11/2009	Director
J. M. Lewis

/s/ M. G. MILLER	03/11/2009	Director
M. G. Miller

/s/ W. A. PEERY	03/11/2009	Director
W. A. Peery

/s/ J. G. RAKES	03/11/2009	Chairman of the Board
J. G. Rakes		President and Chief Executive Officer – National Bankshares, Inc.

/s/ G. P. REYNOLDS	03/11/2009	Director
G. P. Reynolds

/s/ J. M. SHULER	03/11/2009	Director
J. M. Shuler

Exhibit 32(i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO U.S.C. SECTION 1350

In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2008, I, James G. Rakes, Chairman, President and Chief Executive Officer of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1)	such Form 10-K for the year ended December 31, 2008, fully complies with the requirements of section 13(a) or 15(d) of the Securties Act of 1934; and

(2)

the information contained in such Form 10-K for the year ended December 31, 2008, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes Chairman, President & Chief Executive Office (Principal Executive Officer)

Exhibit 32(ii)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO U.S.C. SECTION 1350

In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2008, I, David K. Skeens, Treasurer of National Bankshares, Inc., hereby certify pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1) such Form 10-K for the year ended December 31, 2008, fully complies with the requirements of section 13(a) or 15(d) of the Securties Act of 1934; and

(2) the information contained in such Form 10-K for the year ended December 31, 2008, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Index of Exhibits

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit No.	Title	Page Number
10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	Page 67
10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	Page 81
10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and Marilyn A. B. Buhyoff	Page 90
10(iii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	Page 100
10(iii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for Marilyn A. B. Buhyoff	Page 102
10(iii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	Page 104
23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8.	Page 106
31(i)	Section 906 Certification of Chief Executive Officer	Page 62
31(ii)	Section 906 Certification of Chief Financial Officer	Page 63
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 65
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 65

AMENDED AND RESTATED

EXECUTIVE EMPLOYMENT AGREEMENT

THIS AMENDED AND RESTATED EXECUTIVE EMPLOYMENT AGREEMENT (“Agreement”), dated as of this 17th day of December, 2008 and effective December 31, 2008 (the “Effective Date”), by and between National Bankshares, Inc., a Virginia corporation (the “Company”), and James G. Rakes (the “Executive”).

WHEREAS, the Company and the Executive entered into that certain employment agreement dated as of January 1, 2002 (the “Original Agreement”); and

WHEREAS, the Company considers the availability of the Executive’s services to be important to the management and conduct of the Company’s business and desires to secure the continued availability of the Executive’s services; and

WHEREAS, the Executive is willing to continue to make his services available to the Company on the terms and subject to the conditions set forth herein; and

WHEREAS, the Company and Executive now desire to amend and restate in its entirety the Original Agreement as set forth in this Agreement to reflect certain substantive changes in the terms and conditions relating to the Executive’s employment and to comply with applicable provisions of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).

WHEREFORE, in consideration of the mutual covenants and agreements set forth herein, the parties agree as follows:

1.         Employment and Duties. The Executive shall continue his employment by the Company as its President and Chief Executive Officer. The Executive accepts such continued employment and agrees to perform the managerial duties and responsibilities traditionally associated with the positions of President and Chief Executive Officer. The Executive agrees to devote his time and attention on a full-time basis to the discharge of such duties and responsibilities of an executive nature as may be reasonably assigned him by the Board of Directors of the Company (the “Board”). The Executive shall also serve as chief executive officer of one or more of the Affiliated Companies as the Board and the Board of Directors of any such Affiliated Company may determine. The Executive may accept any elective or appointed positions or offices with any duly recognized associations or organizations whose activities or purposes are closely related to the financial services business which the Executive reasonably believes would generate good will for the Company and its Affiliated Companies. The term “Affiliated Companies” includes any company controlled by, controlling or under common control with the Company.

2.         Term. The term of this Agreement shall commence only at the Effective Date and shall continue for a two-year period, unless terminated or extended as hereinafter provided (collectively with any renewal or extended periods provided for herein, the “Term”). This Agreement shall be extended for successive one-year periods following the then-current Term unless either party notifies the other in writing at least one year prior to the end of the then-current Term that the Agreement shall not be extended beyond the current Term. Notwithstanding the foregoing, provisions of this Agreement which provide for rights and/or obligations which extend beyond the Term shall be and remain in full force and effect as shall be necessary to effectuate them fully.

3.	Compensation and Benefits.

(a)        Base Salary. Beginning on the Effective Date, the Company shall pay the Executive a base salary at the annual rate of not less than $445,183 (as adjusted from time to time as hereinafter provided, “Base Salary”). The Base Salary shall be paid to the Executive in accordance with established payroll practices of the Company but not less than monthly. The Company agrees to review the Executive’s Base Salary no later than March 30 of each Company Fiscal Year commencing during the Term of this Agreement (including 2009) and to consider in good faith implementing an increase in the Base Salary retroactively to the beginning of the Company Fiscal Year as it may deem appropriate (each period from January 1 to December 31 during the Term is a “Company Fiscal Year”); provided, however, the Base Salary shall not be reduced at any time.

(b)        Annual Bonus. During the Term of this Agreement, the Executive will be eligible to receive an annual bonus (“Annual Bonus”) based on the overall performance of the Company for the Company Fiscal Year in question. The Board or a committee of the Board with the authority to act (a “Board Committee”) shall meet no later than March 30 following each Company Fiscal Year, determine whether the Company’s overall performance during the Company FiscalYear merits, in their reasonable good faith judgment, an Annual Bonus to the Executive and if so, the amount of such Annual Bonus. Any Annual Bonus so awarded shall be paid to the Executive prior to the end of March immediately following the Company Fiscal Year for which it is awarded (or, if earlier, no later than two and one-half (2-1/2) months after the end of the Company Fiscal Year in which theAnnual Bonus becomesearned and vested fro purposes of Section 409A of the Code).

(c)        Stock-Based Awards. In November of each year during the Term, the Board or a Board Committee will determine whether, in their reasonable good faith judgment, to make a stock-based award (“Stock-Based Award”) to the Executive, and if so, the nature and extent of the Stock-Based Award. The Stock-Based Award, which may consist of stock options or restricted stock grants, or any combination thereof, will include such vesting and other terms and conditions as determined in the sole discretion of the Board or the Board Committee. Any Stock-Based Award so granted shall be made to the Executive by December 31 immediately following the November in which the Stock-Based Award determination is made.

(d)        (i)          Capital Accumulation Plan. During the Term of the Original Agreement and this Agreement, the Executive has participated and will continue to participate in the Company’s Capital Accumulation Plan (“CAP”, sometimes referred to the 2002 CAP to distinguish it from the 1992 CAP described below). Prior to the Term in the Original Agreement, the Executive participated in a similar capital appreciation program under that certain employment agreement dated May 7, 1992, as amended (the “1992 CAP”). Effective December 31, 2008, the 1992 CAP benefit shall be transferred to, and payable solely under, the CAP provided in this Agreement.

(ii)        The Company shall make annual contributions to the CAP when and as required hereunder. No contributions shall be made for any Company Fiscal Year subsequent to the Company Fiscal Year in which the Executive’s employment hereunder terminates, except that in the event the Executive’s employment hereunder is terminated by the Executive for Good Reason (as hereinafter defined) or by the Company Without Cause (as hereinafter defined), the Company shall make a final contribution to CAP based on the amount of the contribution that would have been earned by the Executive had the Executive completed the full Company Fiscal Year in question multiplied by a fraction, the numerator of which is the number of days in such Company Fiscal Year prior to (but including the day of) the termination of the Executive and the denominator of which is three hundred sixty-five (365). The CAP is intended to award the Executive based on the Company’s annual performance relative to a selected group of peer banking companies with respect to two key measurements.

(A)	For purposes of the CAP, the two target areas (“Target Areas”) are:

Return on Equity (“ROE”)

Return on Assets (“ROA”)

(B)	For purposes of the CAP, for years commencing on or after the Effective Date of this Agreement, the group of peer banking companies (“Peer Group”) shall include:

Union Bankshares Corp. (symbol: UBSH)

American National Bankshares (symbol: AMNB)

Old Point Financial Corp. (symbol: OPDF)

First Community Bankshares (symbol: FCBC)

First Century Bankshares (symbol: FCBS)

StellarOne Corporation (symbol: STEL)

In the event that the number of the banking companies in the Peer Group publicly reporting their results in the Target Areas falls below five (5), the parties shall make a good faith effort to mutually agree on such number of additional banking companies which they deem comparable as shall be necessary to increase the Peer Group to at least five (5) members. In the event the parties are unable to agree, the Company’s outside public accounting firm shall name at least two (2) potential banking companies to be added to the Peer Group for each member of the Peer Group necessary to bring the number of Peer Group banking companies up to five (5). From such list, first the Company and then the Executive shall alternatively select new Peer Group banking companies until the number reaches at least five (5). The selection process for each succeedingoccasion when membership in the Peer Group is drawn from a list provided by the Company’s outside public accounting firm shall be begun by the party which was not the last to make the selection for the immediately preceding occasion. When Peer Group banking companies are changed in accordance herewith they shall be added by an amendment hereto.

(C)       The term “Maximum Company Allocation” means the total amount allocated by the Company to the CAP for a Company Fiscal Year, which shall not be less than $60,000. The Company shall determine the annual Maximum Company Allocation to the CAP no later than March 30 of each Company Fiscal Year.

(D)       The term “Maximum Target Allocation” means one-half (or as near to one-half as possible) of the Maximum Company Allocation, which shall be allocated to each of the Target Areas. For example, if the annual Maximum Company Allocation is $60,000, the Maximum Target Allocation is $30,000, allocated to each of the ROE and ROA Target Areas.

(iii)       After the conclusion of the Company Fiscal Year and as soon as the performance with respect to ROE and ROA of the Peer Group is publicly available and an average for the Peer Group in each of the ROE and ROA Target Areas can be computed, the Company shall make a contribution to the CAP based on the Company’s performance in each of the Target Areas in relation to the average of the Peer Group for such Target Areas, as follows:

(A)       The Maximum Target Allocation for each Target Area shall be divided into four levels. Level 4 shall be the Maximum Target Allocation; Level 3 shall be 75% of the Maximum Target Allocation; Level 2 shall be 50% of the Maximum Target Allocation, and Level 1 shall be 25% of the Maximum Target Allocation. For example, if the Maximum Target Allocation is $30,000, Level 4 is $30,000; Level 3 is $22,500; Level 2 is $15,000, and Level 1 is $7,500.

(B)       The Company will make: (1) a Level 4 contribution for a Target Area if the Company performed at least 150% of the Peer Group average for that Target Area; (2) a Level 3 contribution for a Target Area if the Company achieves at least 125% up to (but not including) 150% of the Peer Group average for that Target Area; (3) a Level 2 contribution for the Target Area if the Company achieves at least 100% up to (but not including) 125% of the Peer Group average for that Target Area; (4) a Level 1 contribution if the Company achieves at least 85% up to (but not including) 100% of the Peer Group average for that Target Area. No contribution for a Target Area is made if the Company does not achieve 85% or more of the Peer Group average for that Target Area.

(iv)       All contributions shall be made by the later of (A) 15 days after the date when the Company has determined its ROE and ROA for the Company Fiscal Year and the ROE and ROA for the Peer Group are publicly available or (B) June 1 of the year next following the relevant Company Fiscal Year in which case, Peer Group averages shall be computed based on the relevant Peer Group information that is then publicly available. Such contribution date made in the year following the year in which the Executive’s employment with the Company ceases is the CAP Termination Date.

(v)        This is an example of the way the CAP is intended by this Agreement to work: by January 1 of Company Fiscal Year 2008, the Board determines its Maximum Company Allocation for FY2008. For example, the Board sets the Maximum Company Allocation at the minimum $60,000. The Maximum Company Allocation is allocated to the two Maximum Target Allocations in amounts as nearly equal as possible. For example, $30,000 is allocated as the ROE Maximum Target Allocation and $30,000 as Maximum ROA Target Allocation. Based on these allocations, four levels of relative performance for each Target Area are set as follows:

	Level 1		Level 2		Level 3		Level 4
Target Area	85%	to	100%	to	125%	to	% and above
ROE	$7,500		$15,000		$22,500		$30,000
ROA	$7,500		$15,000		$22,500		$30,000

After the conclusion of Company Fiscal Year 2008 and promptly after numbers become available for the Peer Group (but in any event by June 1, 2009) an amount will be contributed from each Maximum Target Allocation based on the comparative performance of the Company, as a percentage, to the average performance of the Peer Group with respect to each Target Area. Thus, if in FY2008, the Company made 160% of the average Peer Group ROE (resulting in a $30,000 contribution) and 84% of the average Peer Group ROA (resulting in no contribution), the CAP contribution for 2008 would be $30,000.

(vi)       The CAP benefits (contributions plus income or loss) which have been accrued will be payable to the Executive (or if deceased, his beneficiary) by the Company as provided below, regardless of the circumstances surrounding the Executive’s cessation of employment with the Company or other provision of this Agreement (other than one relating to compliance with Section 409A of the Code); provided, however, that nothing herein shall be deemed to relieve the Company or any successor in interest from its obligation to make CAP contributions as required hereunder before the CAP Termination Date as hereafter provided.

(vii)      The Company shall continue to make the CAP contributions under this Agreement as and when required thereby and hereby to the Trust Department of the National Bank of Blacksburg to be held in an account for the Company designated as the Company’s CAP account which shall be invested by such Trust Department in a prudent manner consistent with and comparable to investments for other Trust customers. The CAP shall be unfunded for tax purposes and for purposes of Title 1 of the Employment Retirement Income Security Act of 1974 (“ERISA”). Therefore, the parties agree that the obligation of the Company hereunder with respect to the CAP shall be an unsecured promise by the Company to pay the CAP fund balance held by the Trust Department, which balance represents contributions, together with the related earnings or loss, in accordance with the provisions of this Agreement. The CAP fund balance shall not be deemed to be held in trust and the Company shall remain the owner of the CAP fund balance, which will remain subject to the claims of the Company’s unsecured creditors in the event of bankruptcy or insolvency until it is actually paid to the Executive.

(viii)     The Executive’s rights to CAP payments are accrued and vested when their contribution is made or required to be made hereunder by the Company but such rights are not transferable and are not subject to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment or garnishment.

(ix)       The Executive may name, change, or revoke the naming of a beneficiary to receive the amounts due under the CAP by filing a written beneficiary designation with an executive officer of the Company (other than the Executive). In all cases, the written beneficiary designation, if any, bearing the latest date shall be deemed to revoke all prior designations and shall govern. If no designation is made or the named beneficiary predeceases the Executive and no contingent or successor beneficiary is named, then the beneficiary shall be the Executive’s estate.

(x)        The CAP benefits (contributions plus income or loss) which have been accrued will be payable to the Executive (or if deceased, his beneficiary) by the Company as provided below, regardless of the circumstances surrounding the Executive’s cessation of employment with the Company or other provision of this Agreement (other than one relating to compliance with Section 409A of the Code); provided, however, that nothing herein shall be deemed to relieve the Company or any successor in interest from its obligation to make CAP contributions as required hereunder before the CAP Termination Date as hereafter provided. The CAP benefits (contributions plus income or loss) which have been accrued will be payable to the Executive (or if deceased, his beneficiary) by the Company as provided below The Executive and the Company intend for all CAP payments under this Agreement to comply with the requirements of Section 409A of the Code and the regulations and rulings thereunder, including any applicable transition rules (“Section 409A”), as to timing and form of payment and prohibitions on Executive and Company discretion. Accordingly, notwithstanding any other provision of this Agreement, the provisions of this Agreement relating to CAP payments shall at all times be operated in accordance with the requirements of Section 409A and, to the extent not inconsistent with Section 409A, in accordance with the following rules:

(A)	No CAP payment may be accelerated or delayed except in accordance with Section 409A.

(B)       In the absence of a permitted effective election as to time of payment, payment shall commence on the earlier to occur of the following, regardless of the circumstances surrounding the Executive’s cessation of employment with the Company or other provision of this Agreement (other than one relating to compliance with Section 409A): (A) the first day of the seventh calendar month following the calendar month in which occurs the Executive’s separation from service as determined for purposes of Section 409A of the Code and described below in Section 13 for reasons other than death or (B) the first day of the calendar month after the Executive’s death.

(C)       In the absence of a permitted effective election as to form of payment, payment shall be made in quarterly installments over ten (10) years. Once payment in installments begins, no change may be made thereto and any remaining installments due at the Executive’s death shall be made to the Executive’s beneficiary (or successor in interest) on the same terms as the payment form in effect at the Executive’s (or as applicable, beneficiary’s) death. The amount of each installment shall be determined by dividing the CAP account balance (or subaccount balance, as applicable) by the number of installment payments remaining to be made.

(D)       To the extent permitted by the Board (or its delegate), the time and/or form of payment for any Company Fiscal Year beginning On or after January 1, 2009 may be elected by the Executive in accordance with Section 409A by an irrevocable election in writing filed by the Executive with the Company no later than the last day of the calendar year before the calendar year in which the Company Fiscal Year commences.

(E)       To the extent permitted by the Board (or its delegate), the time and/or form of payment may be changed by the Executive to another time and/or form of payment permitted by Section 409A either:

(1)        by an irrevocable election in writing filed by the Executive with the Company no later than December 31, 2008, provided that any such election filed by the Executive in 2006, 2007 or 2008 shall not be effective if either (I) it relates to an amount that would otherwise (i.e., but for the election in question) be paid to the Executive in the calendar year in which the election is filed or (II) would cause an amount to be paid to the Executive in the calendar year in which the election is filed that would not otherwise be paid in that calendar year, or

(2)        by an irrevocable election in writing filed by the Executive with the Company after December 31, 2008, provided that any such election shall not take effect until at least twelve (12) months after it is filed and provided, further, that any such election shall not be effective unless (I) where the election relates to a payment made as of a specified time (for example, age 65), the election is filed at least twelve (12) months before the date the first scheduled payment to the Executive would otherwise be made and (II) unless the election only relates to payment on account of death or disability (as defined in Section 409A), the election defers the commencement of payment at least five (5) years after the date the payment would otherwise commence.

Subject to the making of a subsequent timely and effective election, elections become irrevocable on the last day for timely filing the same. Any time of payment under such an election must be based on either a specified time, separation from service, death or disability (all as defined for purposes of Section 409A). Any elected form of payment must be a lump sum, quarterly installments over five (5) years or quarterly installments over ten (10) years. To the extent permitted by the Board (or its delegate), separate elections may be made for different payment events (i.e., a specified time, separation from service, death or disability).

(F)        If the Executive becomes entitled to be paid any CAP amount from the CAP account in installments then the installments shall be considered, and are hereby designated as, one payment for purposes of Section 409A (and consequently the Executive’s entitlement to such payments shall be considered an entitlement to a single payment of the aggregate amount to be paid during the relevant continuation period); provided that if any part of the CAP account is subdivided into separate one or more separate year’s contributions in order to permit separate payment elections therefor for years after 2008, this provision shall apply separately to each such separate year’s subaccount, as well as to the combined subaccount for pre-2009 years.

(G)       The Company shall have authority to take action, or refrain from taking any action, with respect to the CAP payments under this Agreement that is reasonably necessary to comply with Section 409A. Specifically, if the time of payment is determined by reference to the Executive’s termination of service the Company for any reason other than death and if the Executive is considered a “specified employee” under Section 409A with respect to and for purposes of payments under this Agreement, then the payments to Executive shall not commence any sooner than six (6) months after the Executive’s separation from service.

(H)	Payment acceleration shall not be permitted for hardship or unforeseen emergency.

(e)        Other Compensation Benefits. Unless substantially duplicative of rights provided the Executive under this Agreement, the Executive may participate in any other annual incentive plan, executive deferred compensation plan, savings or savings opportunities and tax-qualified retirement plan made generally available in the ordinary course of business to other senior executives of the Company and its Affiliated Companies. The Board shall make a good faith determination as to whether the additional plans are substantially duplicative. All benefits under the above plans and agreements shall be payable in accordance with the terms of such plans and agreements, as amended from time to time. The Executive shall also be entitled to standard Board and Board Committee fees for the Executive’s attendance at Board and Board Committee meetings as a member.

(f)        Welfare Benefits. The Executive shall be eligible to participate in any plans, programs or benefits made generally available in the ordinary course of business to other senior executives of the Company and its Affiliated Companies, including, without limitation, group medical, dental, death, disability and life insurance, and sick leave and any other welfare benefit plans as defined in Section 3(1) of ERISA in accordance with their terms (“Welfare Plans” and thebenefits provided thereunder “Welfare Benefits”).

(g)        Executive Benefits. The Company will pay the Executive’s country club dues in a reasonable amount; the Company will provide the Executive with an appropriate automobile or automobile allowance in a reasonable amount; and the Executive shall also receive annual reimbursement for certain personal benefits approved by the Board in a reasonable amount and in furtherance of a proper corporate purpose. These personal benefits shall include, but not be limited to, the reasonable cost of an annual executive physical, financial planning and tax preparation, professional and community organizational memberships and activities, and seats at sporting events. In addition, the Company shall reimburse theExecutive promptly, upon presentation of adequate substantiation, including receipts, for the reasonable travel, entertainment, lodging and other business expenses incurred by the Executive, including, without limitation, those expenses incurred by the Executive and his spouse in attending trade and professional association conventions, meetings and other related functions (all of the foregoing in this Section, “ExecutiveBenefits”).

(h)        Retirement Benefits. The Executive shall be entitled to participate in National Bankshares Retirement Income Plan (or any successor or substitute plan or plans of the Company (“Retirement Plan”) and receive all of the benefits thereof (“Retirement Benefits”) in accordance with the terms of such plans, as amended from time to time.

(i)	Vacation. The Executive shall be entitled to four weeks vacation annually without loss of pay.

4.         Termination of Employment. Executive’s employment hereunder may be terminated in the following ways: death of the Executive; Long Term Incapacity of the Executive; With Cause by the Company; Without Cause by the Company; by the Executive for Good Reason; by the Executive for Other than Good Reason; and Retirement.

(a)	Definitions.

(i)         Accrued Obligations. “Accrued Obligations” are the sum of: (A) the Executive’s Base Salary through the Date of Termination at the rate in effect immediately prior to the time a Notice of Termination is given; (B) the amount, if any, of any incentive or bonus compensation theretofore earned which has not yet been paid including, but not limited to, any Annual Bonus and Stock-Based Awards; (C) in addition to the Annual Bonus most recently paid or payable, including by reason of deferral, the product of the total amount of such Annual Bonus and a fraction, the numerator of which is the number of days in the current year through the Date of Termination and the denominator of which is three hundred sixty-five (365); and (D) any other benefits or awards (including both the cash and stock components) which pursuant to the terms of any plans, policies or programs have been earned or become payable, but which have not yet been paid to the Executive (but not including amounts that previously had been deferred at the Executive’s request, which amounts will be paid in accordance with the Executive’s existing directions). Unless otherwise specified hereunder, Accrued Obligations shall be paid in a lump sum in cash (or in the case of a Stock-Based Award/Change in Control Stock-Based Award (as hereinafter defined) in the mode of the Award) within thirty (30) days of the Date of Termination; provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount wouldotherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration.

(ii)        Executive Continuance Benefit. Executive Continuance Benefit is a continuation of all Welfare and Executive Benefits on a monthly basis which the Executive or his dependents were receiving immediately prior to the Date of Termination for a certain amount of time as described herein, provided that the continued receipt of the Executive or dependents is possible under the general terms and provisions of such plans and programs as then in effect. The Company will pay all or a portion of the cost of the Executive Continuance Benefit for the Executive and his dependents on the same basis as applicable immediately prior to the Date of Termination or, if more favorable, to the Executive or his dependants, on the same basis as paid with respect to peer executives of the Company and its Affiliated Companies under comparable plans and programs, from time to time after the Date of Termination. If participation in any one or more of the plans or programs included in the ExecutiveContinuance Benefit is not possible under thetermsthereof or any provision of law would create an adverse tax effect for the Executive or the Company due to such participation, the Company, at its sole discretion, may choose to either (A) provide substantially identical benefits directly or through an insurance arrangement or (B) pay the Executive on a monthly basis the estimated cost of maintaining such plans for the Executive for the remaining period of the Executive Continuance Benefit. A lump sum payment of such amount shall be made, if the Executive is not living, to the Executive’s estate or to one or more beneficiaries designated in writing by the Executive to the Company within thirty (30) days after Executive’s death. The Executive Continuance Benefit will cease if and when the Executive has obtained coverage under one or more benefit plans of a subsequent employer that provides for equal or greater benefits to the Executive and his dependents with respect to the specific type of benefit. The Executive or his dependents will become eligible for COBRA continuation coverage as of the date the Executive Continuance Benefit ceases for all health and dental benefits.

(iii)       Notice of Termination. “Notice of Termination” shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon.

(iv)       Date of Termination. “Date of Termination” means (A) if the Executive’s employment is terminated by the Company With Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (B) if the Executive’s employment is terminated by the Company Without Cause or by Executive for Other than Good Reason, the date specified in the Notice of Termination (which shall not be less than thirty (30) nor more than sixty (60) days from the date such Notice of Termination is given), and (C) if the Executive’s employment is terminated for Long Term Incapacity, thirty (30) days after Notice of Termination is given, provided that the Executive shall not have returned to the full-time performance of his duties during such thirty (30) day period.

(b)        Death. The Executive’s employment under this Agreement shall terminate automatically upon the Executive’s death. The Executive’s survivors, designees or estate shall receive any Accrued Obligations within thirty (30) days after his death (provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration) plus Base Salary and the Executive Continuance Benefit for three (3) months following his death.

(c)        (i)          Incapacity. Upon a Determination of Long Term Incapacity (as hereinafter defined) the Company may terminate the Executive’s employment under this Agreement upon thirty (30) days’ written notice provided that, within thirty (30) days after receipt of such notice, the Executive shall not have returned to full-time performance of his assigned duties.

(ii)        Determination of Long Term Incapacity. “Determination Long Term Incapacity” shall mean a good faith determination by the Board that as a result of mental or physical illness or injury the Executive has failed to perform his assigned duties with the Company on a full-time basis for a period exceeding twelve (12) consecutive months after a Determination of Temporary Incapacity.

(iii)       Determination of Temporary Incapacity. “Determination of Temporary Incapacity” shall mean a determination by a physician selected by the Company that the Executive is unable to perform his assigned duties with the Company on a full-time basis as a result of mental or physical illness or injury.

(iv)       Interim Compensation. During the period between a Determination of Temporary Incapacity and a Determination of Long Term Incapacity the Executive shall receive full Base Salary for the first six (6) months of any such period and 60% of Base Salary for any subsequent period prior to a Determination of Long Term Incapacity. The Company will pay for the cost of all physicians’ fees and testing not reimbursed by insurance. The amounts payable to the Executive under this Section shall be reduced by any benefits paid to the Executive pursuant to any disability insurance for which the premiums were paid by the Company (“Company Disability Insurance”).

(v)        Company Obligations. If the Executive’s employment is terminated by reason of a Determination of Long Term Incapacity, the Executive will receive Base Salary for twenty-four (24) months payable in equal monthly installments following the Date of Termination (less any amounts paid to the Executive under Company Disability Insurance); the Executive Continuance Benefit on a monthly basis for twenty-four (24) months following the Date of Termination; and any Accrued Obligations in a lump sum which shall be paid within thirty (30) days after the Determination of Long Term Incapacity; provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration. Notwithstanding the foregoing, if a Change of Control occurs within twenty-four (24) months after a Termination on account of Long Term Incapacity then the twenty-four (24) period for Base Salary and the Executive Continuance Benefit shall commence again and the Executive will receive all benefits as if theExecutive had been subject to a Termination Without Cause on the date of the Change in Control pursuant to Section 4(e) without regard to Section 6.

(d)        (i)          Termination by Company With Cause. The Company may terminate the Executive’s employment during the term of this Agreement, With or Without Cause. For purposes of this Agreement, “Cause” or “With Cause” shall mean:

(A)        continual or deliberate neglect by the Executive in the performance of his material duties and responsibilities as established from time to time by the Board, or the Executive’s willful failure to follow reasonable instructions or policies of the Company after being advised in writing of such failure within thirty (30) days of such occurrence and being given no less than sixty (60) days after such notice to remedy such failure;

(B)         conviction of, or entering of a guilty plea or plea of no contest with respect to, a felony, a crime of moral turpitude or any other crime with respect to which imprisonment is a possible punishment, or the commission of an act of embezzlement or fraud against the Company or any Affiliated Company;

(C)         any breach by the Executive of a material term of this Agreement, or violation in any material respect of any code or standard of behavior generally applicable to officers of the Company, after being advised in writing of such breach or violation within thirty (30) days of such occurrence and being given no less than sixty (60) days after such notice to remedy such breach or violation;

(D)        material dishonesty of the Executive with respect to the Company or any Affiliated Company, or breach of a fiduciary duty owed to the Company or any Affiliated Company; or

(E)         the willful engaging by the Executive in conduct that is reasonably likely to result, in the good faith judgment of the Company, in material injury to the Company or any Affiliated Company, monetarily or otherwise, after being advised in writing of such conduct within thirty (30) days of such occurrence and being given no less than sixty (60) days after such notice to remedy such conduct.

(ii)        Company Obligations. If the Company terminates Executive’s employment With Cause, employment under this Agreement shall terminate without any further obligation of the Company to the Executive other than to pay to the Executive any Accrued Obligations in a lump sum within thirty (30) days; provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration.

(e)        Termination by Company Without Cause. The Company may terminate the Executive’s employment during the term of this Agreement Without Cause. For purposes hereof, Termination Without Cause shall be any termination of the Executive’s employment which does not occur by virtue of the death or Retirement of the Executive or pursuant to a Determination of Long Term Incapacity, by the Company With Cause, or by the Executive for Good Reason or for Other than Good Reason. If, during the Term of this Agreement, the Company terminates the Executive’s employment Without Cause, the Company will pay to the Executive in a lump sum within thirty (30) days after the Date of Termination an amount equal to any Accrued Obligations (provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absentsuch prohibited acceleration) and shall provide (i) the Executive Continuance Benefits on a monthly basis for twenty-four (24) months and (ii) an annual Base Salary over a period of twenty-four (24) months payable in equal monthly installments from the Date of Termination at the highest annual Base Salary in effect at any time during the Term.

(f)        (i)          Termination by Executive for Good Reason. The Executive may terminate his employment for Good Reason or for Other than Good Reason. For purposes of this Agreement, “Good Reason” shall mean the following:

(A)        the material assignment to the Executive of duties inconsistent with the Executive’s position, title, authority, duties or responsibilities as contemplated by Section 1 hereof or, in the event of a Change in Control (as hereinafter defined), in Section 7(a), excluding for this purpose an isolated, insubstantial and/or inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive and excluding any change or elimination of service in any position or office with an Affiliated Company;

(B)         any action taken by the Company which results in a material reduction in the status of the Executive, including a diminution in his position, title, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and/or inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive and excluding any change or elimination of service in any position or office with an Affiliated Company;

(C)         the relocation of the Executive to any other primary place of employment which might require him to move his residence or, in any event, any reassignment to a place of employment located more than fifty (50) miles from the Executive’s initially assigned place of employment, without the Executive’s express written consent to such relocation; provided, however that the provisions of Section 7(a) shall supersede all of the foregoing on and after a Change in Control;

(D)        any failure by the Company, or any successor entity following a Change in Control, to comply with the Change in Control provisions hereof or to honor any other term or provision of this Agreement, other than an isolated, insubstantial or inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive; or

(E)         anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the thirty (30) day period immediately following the first anniversary of a Change in Control of the Company shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

Any good faith (meaning honesty-in-fact) determination of Good Reason, based on one or more of the foregoing, made by the Executive shall be conclusive. Any termination by the Executive which is not for Good Reason or Retirement shall be deemed a termination for Other than Good Reason.

(ii)        Company’s Obligations. If the Executive terminates his employment for Good Reason, the Company’s obligations to the Executive will be the same as provided in Section 4(e) for a Termination Without Cause.

(g)        Termination by Executive for Other than Good Reason. If the Executive terminates employment for Other than Good Reason, the Company’s obligations to the Executive shall be the same as provided in Section 4(d) for a Termination With Cause.

(h)        Retirement. If the Executive’s employment is terminated by reason of his retirement (“Retirement”) at or after the end of the calendar year in which the Executive attains age 70 under the terms of the Retirement Plan, employment under this Agreement shall terminate without further obligation to the Executive or his legal representative except that the Executive shall be entitled to receive any Accrued Obligations within thirty (30) days after his retirement (provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration) and all benefits payable under the Retirement Plan and any other qualified or non-qualified deferred compensation plan based on the terms and conditions of those plans.

(i)        Notice of Termination. Any termination during the Term of this Agreement by the Company or by the Executive for Good Reason or Other than Good Reason shall be communicated and effectuated by written Notice of Termination to the other party hereto.

(j)        No Mitigation Required. The Executive shall not be required to mitigate the amount of any payment the Company becomes obligated to make to the Executive in connection with this Agreement, by seeking other employment or otherwise. Except as specifically provided with respect to the Executive Continuance Benefit, the amount of any payment provided for in this Section shall not be reduced, offset or subject to recovery by the Company by reason of any compensation earned by the Executive as the result of employment by another employer after the Date of Termination, or otherwise.

5.	Confidentiality and Noncompete.

(a)        Confidentiality. The Executive recognizes that as an employee of the Company he will have access to and may participate in the origination of non-public, proprietary and confidential information and that he owes a fiduciary duty to the Company. Confidential information may include, but is not limited to, trade secrets, customer lists and information, internal corporate planning, strategic plans, methods of marketing and operation, and other data or information of or concerning the Company or its customers that is not generally known to the public or in the banking industry. The Executive agrees that he will never make a disclosure of confidential information to a third party or use confidential information other than for the exclusive benefit of the Company and its Affiliated Companies.

(b)        Non-Competition. In addition, in exchange for the payments on termination as provided herein, other provisions of this Agreement and other valuable consideration hereby acknowledged, the Executive agrees that, except as otherwise provided herein, he will not engage in Competition for a period of twenty-four (24) months after the Executive’s employment with the Company ceases for any reason, including the expiration or nonrenewal of this Agreement, other than termination by the Executive for Good Reason or by the Company Without Cause, in which event this Section 5(b) shall not apply. For purposes hereof:

(i)         “Competition” means the Executive’s engaging without the written consent of the Board or a person authorized thereby, in any activity as an officer, a director, an employee, a partner, a more than one percent shareholder or other owner, an agent, a consultant, or in any other individual or representative capacity within fifty (50) miles of the Company’s headquarters or any branch office of the Company or any of its subsidiaries (unless the Executive’s duties, responsibilities and activities, including supervisory activities, for or on behalf of such activity, are not related in any way to or involved materially in such competitive activity) if it involves:

(A)       engaging in or entering into the business of any banking, lending, investment or insurance or any other business activity in which the Company or any of its Affiliated Companies is actively engaged at the time the Executive’s employment ceases, or

(B)       soliciting or contacting, either directly or indirectly, any of the customers or clients of the Company or any of its Affiliated Companies for the purpose of competing with the products or services provided by the Company or any of its Affiliated Companies, or

(C)       employing or soliciting for employment any employees of the Company or any of its Affiliated Companies for the purpose of causing them to terminate employment with the Company or any of its Affiliated Companies or competing with the Company or any of its Affiliated Companies.

(ii)        For purposes of this Agreement, “customers” or “clients” of the Company or any of its Affiliated Companies means individuals or entities to whom the Company or any of its Affiliated Companies has provided banking, lending, investment, insurance or other similar financial services at any time after the Effective Date, but only within the one (1) year period just prior to the date the Executive’s employment with the Company ceases.

(c)        Remedies. The Executive acknowledges that the restrictions set forth in this Section are just, reasonable, and necessary to protect the legitimate business interests of the Company and its Affiliated Companies. The Executive further acknowledges that if he breaches or threatens to breach any provision of this Section, the Company’s and its Affiliated Companies’ remedies at law will be inadequate, and the Company and its Affiliated Companies will be irreparably harmed. Accordingly, the Company shall be entitled to an injunction, both preliminary and permanent, restraining the Executive from such breach or threatened breach, such injunctive relief not to preclude the Company from pursuing all available legal and equitable remedies. In addition to all other available remedies, if a court of competent jurisdiction finally determines that the Executive has violated the provisions of this Section, the Executive shall pay all costs and fees, including reasonable legal fees, incurred by the Company in enforcing the provisions of that paragraph. If, on the other hand, it is finally determined by a court of competent jurisdiction that a breach or threatened breach did not occur under this Section, the Company shall reimburse the Executive for all costs and fees, including reasonable legal fees, incurred to defend that claim.

6.         Employment After a Change in Control. If a Change in Control (as hereinafter defined) of the Company occurs during the Term of this Agreement and the Executive is employed by the Company on the date the Change in Control occurs (the “Change in Control Date”), the then-current Term will be automatically extended to the third anniversary of the Change in Control Date and shall be renewed for successive one year periods following the then current period unless either party notifies the other in writing at least ninety (90) days prior to the end of the then-current period that the Agreement shall not be extended beyond its then current period (the “Change in Control Period”). If a Change in Control occurs on account of a series of transactions, the Change in Control Date is the date of the last of such transactions. In the event of a Change in Control of the Company, Sections 6 through 8 shall become effective and govern the terms and conditions of the Executive’s employment in addition to the other provisions in this Agreement except that this and the following provisions shall supersede and control any contrary or inconsistent term or provision in the remainder of this Agreement.

7.	Terms of Employment After a Change in Control.

(a)        Position and Duties. During the Change in Control Period, (i) the Executive’s position, title, authority, duties and responsibilities will at all times be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the one hundred twenty (120) day period immediately preceding the Change in Control Date, excluding any change or elimination of service in any position or office with an Affiliated Company, and (ii) the Executive’s services will be performed at the location where the Executive was employed immediately preceding the Change in Control Date, unless the Executive provides express written consent to such relocation.

(b)        Continuity of Compensation and Benefits. During the Change in Control Period, the Executive will continue to receive the Base Salary and shall continue to be entitled to receive and participate in all other compensation and benefits provided in Section 3; provided, however, that to the extent compensation or benefits are, at any time after the Change in Control Date, generally applicable to other senior executives of the Company and its Affiliated Companies, the terms and conditions of any of which are more favorable to the Executive than those provided by Section 3, the Executive shall be entitled to receive and participate in such more favorable compensation and benefits, as the case may be.

(c)        Minimum Stock-Based Award. For each Company Fiscal Year, after a Change in Control (prorated for partial Company Fiscal Years), the Executive will be provided with an annual Stock-Based Award with a value equal to at least 30% of his then-current Base Salary (“Change in Control Stock Based Award”).

8.	Termination of Employment and Obligations of the Company After a Change in Control.

(a)        Termination Without Cause or for Good Reason. The Executive will be entitled to the following benefits if, on or after a Change in Control, the Company or any Affiliated Company terminates his employment Without Cause or the Executive terminates his employment with the Company or any Affiliated Company for Good Reason:

(i)         Accrued Obligations. The Accrued Obligations will be paid to the Executive in a lump sum cash payment (or in the case of Stock-Based or Change in Control Stock-Based Awards, in the form of the Award) within thirty (30) days after the Date of Termination; provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration.

(ii)        Salary Continuance Benefit. The Salary Continuance Benefit is an amount equal to 2.99 times the Executive’s average annual compensation includable in the Executive’s annual gross income for federal income tax purposes for the five (5) most recent taxable years ending before the date on which the Change in Control occurs. If the Change in Control is considered a change in ownership or effective control of the Company or is considered a sale of substantially all of the assets of the Company under Section 409A of the Code and the Executive’s Date of Termination is within two (2) years of such Change in Control, then the Salary Continuance Benefit will be paid to the Executive in a lump sum cash payment not later than the 45th day following the Date of Termination. Otherwise, the Salary Continuation Benefit will be paid in equal monthly installments over a twenty-four (24) month period.

(iii)       Executive Continuance Benefit. The Executive will receive the Executive Continuance Benefit on a monthly basis for thirty-six (36) months following the Date of Termination.

(iv)       Additional Retirement Benefit. In addition to any retirement benefits to which the Executive is entitled under the Retirement Plan in which the Executive participates on the Date of Termination, the Executive shall be paid in one sum in cash within thirty (30) days after the Date of Termination an amount, as an additional retirement benefit, equal to the actuarial equivalent of the additional amount that the Executive would have earned under such Retirement Plan had he accumulated four (4) additional years of continuance service under such Retirement Plan both for purposes of determining eligibility for a benefit and for purposes of calculating the amount of such benefit. For purposes of this paragraph, “actuarial equivalent” shall be determined using the same methods and assumptions utilized under the Retirement Plan, or any successor plan, immediately prior to the Change in Control of the Company.

(b)        Inapplicability of Non-competition Covenant on Termination Without Cause or for Good Reason. The Executive will not be required to comply with the non-competition covenant in Section 5(b) if his employment is terminated during the Change in Control Period Without Cause or by him for Good Reason.

9.         Possible Reduction in Payment and Benefits to Comply with Parachute Payment Limits and/or Regulatory Requirements.

(a)        If any amount of pay or benefits provided to or with respect to the Executive under this Agreement and/or under other Company or affiliate plans, programs, policies, and arrangements would cause the Executive to be subject to excise tax under Sections 280G and 4999 of the Code, then the amount of pay and benefits provided under this Agreement and all other plans, programs, policies and arrangements shall be reduced to the extent necessary to avoid imposition of any such excise tax. Payments and benefits under this Agreement shall be reduced first. Payments and benefits shall be reduced in the following order of priority (i) first from cash compensation, (ii) next from equity compensation, then (iii) pro-rated among all remaining payments.

(b)        Notwithstanding anything contained in this Agreement to the contrary, it is understood and agreed that the Company (or any of its successors) shall not be required to make any payment, provide any benefit or take any action under this Agreement in contravention of any applicable prohibition relating thereto if:

(i)         the Company or any Affiliated Company is declared any governmental agency or authority having jurisdiction over the Company or any Affiliated Company (“Regulatory Authority”), including without limitation the Federal Deposit Insurance Corporation, the Virginia Bureau of Financial Institutions, Office of the Comptroller of the Currency, the Federal Reserve Board, the Securities and Exchange Commission or any other regulatory agency), to be insolvent, in default or operating in an unsafe or unsound manner, or

(ii)        in the opinion of counsel to the Company or Affiliated Company making such payment, providing such benefit or taking such action (A) would be prohibited by or would violate any provision of state or federal law applicable to the Company or Affiliated Company, including without limitation the Federal Deposit Insurance Act, as now in effect or hereafter amended, (B) would be prohibited by or would violate any applicable rules, regulations, orders or formal statements of policy, whether now existing or hereafter promulgated, of any Regulatory Authority, or (C) otherwise is prohibited by any Regulatory Authority.

10.       Change in Control. For purposes of this Agreement, a “Change in Control” shall mean the occurrence after the Effective Date of any of the following:

(a)        the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act’) of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act), of securities of the Company representing 20% or more of the combined voting power of the then outstanding securities; provided, however, that the following acquisitions shall not constitute a Change in Control:

(i)         acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege);

(ii)	any acquisition by the Company;

(iii)       any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; or

(iv)       any acquisition pursuant to a reorganization, merger or consolidation by any corporation owned or proposed to be owned, directly or indirectly, by shareholders of the Company if the shareholders’ ownership of securities of the corporation resulting from such transaction constitutes a majority of the ownership of securities of the resulting entity and at least a majority of the members of the board of directors of the corporation resulting from such transaction were members of the Incumbent Board as defined in this Agreement at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(b)        where individuals who, as of the inception of this Agreement, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of such board of directors; provided, however, that any individual becoming a director subsequent to the Effective Date whose election, or nomination for election by the shareholders was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than a member of the board of directors; or

(c)	the shareholders of the Company approve, or the Company otherwise consummates:

(i)         a merger, statutory share exchange, or consolidation of the Company with any other corporation, except as provided in subparagraph (a)(iv) of this Section, or

(ii)	the sale or other disposition of all or substantially all of the assets of the Company.

11.       Legal Fees and Costs. Except as otherwise provided herein, the Company will pay or reimburse the Executive for all costs and expenses, including without limitation court costs and reasonable attorneys’ fees and expert witness fees and expenses, incurred by the Executive (i) in contesting or disputing any termination of the Executive’s employment or (ii) in seeking to obtain or enforce any right or benefit provided by this Agreement, in each case provided the Executive’s claim is substantially upheld by a court of competent jurisdiction.

12.       Documents. All documents, record, tapes and other media of any kind or description relating to the business of the Company or any of its Affiliated Companies (the “Documents”), whether or not prepared by the Executive, shall be the sole and exclusive property of the Company. The Documents (and any copies) shall be returned to the Company upon the Executive’s termination of employment for any reason or at such earlier time or times as the Board or its designee may specify.

13.       409A Compliance. The Executive and the Company intend for all payments under this Agreement either to be outside the scope of Section 409Aor to comply with its requirements as to timing of payments or provision of benefits. Accordingly, to the extent Section 409A is applicable, this Agreement shall at all times be operated in accordance with the requirements of Section 409A. To the extent required by Section 409A, payments or benefits under this Agreement that are to be paid upon the Executive’s termination of employment or retirement shall be paid to the Executive at the time that the Executive has experienced a “separation from service” (as defined in Section 409A) from the Company (which for purposes of this Section shall include all “affiliates” of the Company that are required to be treated as the Company under Section 409A). A separation from service shall not occur under Section 409A unless the Executive has completely severed his employment or contractor relationship with the Company or the Executive has permanently decreased his services (via his employment relationship or his consulting relationship) to 20% or less of the average level of bona fide services over the immediately preceding thirty-six (36) month period (or the full period if the Executive has been providing services for less than thirty-six (36) months). A leave of absence shall only trigger a termination of employment that constitutes a separation from service atthe time required under Section 409A. If the Executive provides services to the Company or any affiliate that is required to be treated as the Company under Section 409A as both an employee and as a member of the Board ofDirectors of the Company or such affiliate, to the extent permitted by Treas. Reg. §1.409A-1(h)(5) the services provided by the Executive as a member of the Board of Directors shall not be taken into account in determining whether the Executive has experienced a separation from service as an employee, and the services provided by the Executive as an employee shall not be taken into account in determining whether the Executive has experienced a separation from service as a member of the Board of Directors. The Company shall have authority to take action, or refrain from taking any action, with respect to the payments and benefits under this Agreement that is reasonably necessary to comply with Section 409A. Specifically, the Company shall have the authority to delay the commencement of payments to Executive if Executive is considered a “specified employee” under Section 409A, but only to the extent such delay is mandated by the provisions of Section 409A. Any payment or benefit that is delayed pursuant to this Section shall be paid to the Executive at the earliest date permitted under Section 409A; provided, however, if the Executive wishes to receive any benefit before the time permitted under Section 409A, then to the extent necessary to comply with Section 409A, the Executive shall pay the full cost of such benefit and the Company shall reimbursethe Executive for all such costs at the earliest date permittedunderSection 409A. If under provision of this Agreement the Executive becomes entitled to be paid any amount in installments (other than CAP payments) then each installment payment during the relevant continuation period shall be considered, and is hereby designated as, a separate payment for purposes of Section 409A (and consequently the Executive’s entitlement to such payments shall not be considered an entitlement to a single payment of the aggregate amount to be paid during the relevant continuation period). The Company shall not be liable for any taxes should the Executive be assessed any additional income tax, excise tax, penalty or interest as a result of any payment or provision of benefits, or failure to pay or to provide of benefits, in violation of Section 409A.

14.       Section 409A Reimbursements. With regard to any provision herein that provides for reimbursement of expenses or in-kind benefits, except as permitted by Section 409A, (i) the right to reimbursement or in-kind benefits is not subject to liquidation or exchange for another benefit, and (ii) the amount of expenses eligible for reimbursement, or in-kind benefits, provided during any calendar year shall not affect the expenses eligible for reimbursement, or in-kind benefits to be provided, in any other calendar year, provided that the foregoing clause (ii) shall not be violated with regard to expenses reimbursed under any arrangement covered by Section 105(b) of the Code solely because such expenses are subject to a limit related to the period the arrangement is in effect. All reimbursements shall be reimbursed in accordance with the Company’s reimbursement policies but in no event later than the calendar year following the calendar year in which the related expense is incurred.

15.       Severability. If any provision of this Agreement, or part thereof, is determined to be unenforceable for any reason whatsoever, it shall be severable from the remainder of this Agreement and shall not invalidate or affect the other provisions of this Agreement, which shall remain in full force and effect and shall be enforceable according to their terms. No covenant shall be dependent upon any other covenant or provision herein, each of which stands independently.

16.       Modification. The parties expressly agree that should a court find any provision of this Agreement, or part thereof, to be unenforceable or unreasonable, the court may modify the provision, or part thereof, in a manner which renders that provision reasonable, enforceable, and in conformity with the public policy of Virginia.

17.       Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia.

18.       Notices. All written notices required by this Agreement shall be deemed given when delivered personally or sent by registered or certified mail, return receipt requested, to the parties at their addresses set forth on the signature page of this Agreement. Each party may, from time to time, designate a different address to which notices should be sent by giving notice thereof in writing to the other party at least three (3) days before the effective date of such change in address.

19.       Amendment. This Agreement may not be varied, altered, modified or in any way amended except by an instrument in writing executed by the parties hereto or their legal representatives.

20.       Binding Effect. This Agreement shall be binding upon the Executive, as well as the Company, its successors and assigns, effective on the date first above written subject to the approval by the Board no later than December 31, 2008. The Company will require any successor to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place; and the Executive agrees that any such successor to the Company shall be considered to be the Company for all purposes of this Agreement.

21.       No Construction Against Any Party. This Agreement is the product of informed negotiations between the Executive and the Company. If any part of this Agreement is deemed to be unclear or ambiguous, it shall be construed as if it were drafted jointly by all parties. The Executive and the Company agree that neither party was in a superior bargaining position regarding the substantive terms of this Agreement.

22.       Entire Agreement. This Agreement, including such documents that are incorporated and referenced herein, constitutes the complete, final and entire agreement of the parties with respect to the matters addressed herein and it supersedes all other prior agreements and understandings, both written and oral, express or implied, with respect to the subject matter of this Agreement. No promises, representations or warranties have been made by any party to or for the benefit of the other with respect to such matters which are not expressly set forth herein.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written herein.

National Bankshares, Inc.

By:	/s/ J. M. SHULER
Chairman of the Compensation Committee
Address: c/o National Bankshares, Inc. P.O. Box 90002 Blacksburg, VA 24062-9002

/s/ JAMES G. RAKES
James G. Rakes
Address: 3335 McEver Road Blacksburg, VA 24060

1780504v3

EXECUTIVE EMPLOYMENT AGREEMENT

THIS EXECUTIVE EMPLOYMENT AGREEMENT (“Agreement”), dated as of this 17th day of December, 2008 and effective December 31, 2008 (the “Effective Date”), by and between National Bankshares, Inc., a Virginia corporation (the “Company”), and F. Brad Denardo (the “Executive”).

WHEREAS, the Executive is currently employed by the Company and has entered into that certain change in control agreement dated as of January 8, 2003 with the Company (the “Change in Control Agreement”); and

WHEREAS, the Company considers the continued availability of the Executive’s services to be important to the management and conduct of the Company’s business and desires to secure the continued availability of Executive’s services; and

WHEREAS, the Executive is willing to continue to make his services available to the Company on the terms and subject to the conditions set forth herein; and

WHEREAS, the Company and Executive now desire to terminate the Change in Control Agreement as of the Effective Date and to provide change in control protection to the Executive pursuant to this Agreement and to comply with applicable provisions of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).

WHEREFORE, in consideration of the mutual covenants and agreements set forth herein, the parties agree as follows:

1.         Employment and Duties. The Executive shall continue his employment by the Company as its Executive Vice President and Treasurer, reporting to the President and Chief Executive Officer of the Company. The Executive accepts such continued employment and agrees to perform the managerial duties and responsibilities traditionally associated with the positions of Executive Vice President and Treasurer of the Company. The Executive agrees to devote his time and attention on a full-time basis to the discharge of such duties and responsibilities of an executive nature as may be reasonably assigned his by the President and Chief Executive Officer of the Company. The Executive shall also serve in any position or office of an executive or management nature with one or more of the Affiliated Companies as the President and Chief Executive Officer of the Company and the Board of Directors of any such Affiliated Company may determine. The Executive may accept any elective or appointed positions or offices with any duly recognized associations or organizations whose activities or purposes are closely related to the financial services business which the Executive reasonably believes would generate good will for the Company and its Affiliated Companies. The term “Affiliated Companies” includes any company controlled by, controlling or under common control with the Company.

2.         Term. The term of this Agreement shall commence only at the Effective Date and shall continue for a two-year period, unless terminated or extended as hereinafter provided (collectively with any renewal or extended periods provided for herein, the “Term”). This Agreement shall be extended for successive one-year periods following the then-current Term unless either party notifies the other in writing at least one year prior to the end of the then-current Term that the Agreement shall not be extended beyond the current Term. Notwithstanding the foregoing, provisions of this Agreement which provide for rights and/or obligations which extend beyond the Term shall be and remain in full force and effect as shall be necessary to effectuate them fully.

3.	Compensation and Benefits.

(a)        Base Salary. Beginning on the Effective Date, the Company shall pay the Executive a base salary at the annual rate of not less than $220,000 (as adjusted from time to time as hereinafter provided, “Base Salary”). The Base Salary shall be paid to the Executive in accordance with established payroll practices of the Company but not less than monthly. The Company agrees to review the Executive’s Base Salary in December of each year during the Term of this Agreement and to consider in good faith implementing an increase in the Base Salary for the next following Company Fiscal Year as it may deem appropriate (each period from January 1 to December 31 during the Term is a “Company Fiscal Year”); provided, however, the Base Salary shall not be reduced at any time.

(b)        Other Compensation Benefits. Unless substantially duplicative of rights provided the Executive under this Agreement, the Executive may participate in any annual incentive plan, executive deferred compensation plan, savings or savings opportunities made generally available in the ordinary course of business to other senior executives of the Company and its Affiliated Companies. The President and Chief Executive Officer of the Company shall make a good faith determination as to whether the plans are substantially duplicative. All benefits under the above plans and agreements shall be payable in accordance with the terms of such plans and agreements, as amended from time to time.

(c)        Welfare Benefits. The Executive shall be eligible to participate in any plans, programs or benefits made generally available in the ordinary course of business to other senior executives of the Company and its Affiliated Companies, including, without limitation, group medical, dental, death, disability and life insurance, and sick leave and any other welfare benefit plans as defined in Section 3(1) of ERISA in accordance with their terms (“Welfare Plans” and the benefits provided thereunder “Welfare Benefits”).

(d)        Executive Benefits. The Company will pay or provide the following executive benefits to the Executive (“Executive Benefits”): The Company will pay the Executive’s country club dues in a reasonable amount; the Company will provide the Executive with an appropriate automobile or automobile allowance in a reasonable amount; and the Executive shall also receive annual reimbursement for certain personal benefits approved by the Board in a reasonable amount and in furtherance of a proper corporate purpose. These personal benefits shall include seats at sporting events. In addition, the Company shall reimburse the Executive promptly, upon presentation of adequate substantiation, including receipts, for the reasonable travel, entertainment, lodging and other business expenses incurred by the Executive (all of the foregoing in this Section, “Executive Benefits”).

(e)        Retirement Benefits. The Executive shall be entitled to participate in National Bankshares Retirement Income Plan (or any successor or substitute plan or plans of the Company (“Retirement Plan”) and receive all of the benefits thereof (“Retirement Benefits”) in accordance with the terms of such plans, as amended from time to time.

(f)	Vacation. The Executive shall be entitled to four weeks vacation annually without loss of pay.

4.         Termination of Employment. Executive’s employment hereunder may be terminated in the following ways: death of the Executive; Long Term Incapacity of the Executive; With Cause by the Company; Without Cause by the Company; by the Executive for Good Reason; by the Executive for Other than Good Reason; and Retirement.

(a)	Definitions.

(i)         Accrued Obligations. “Accrued Obligations” are the sum of: (A) the Executive’s Base Salary through the Date of Termination at the rate in effect immediately prior to the time a Notice of Termination is given; (B) the amount, if any, of any incentive or bonus compensation theretofore earned which has not yet been paid including; and (C) any other benefits or awards (including both the cash and stock components) which pursuant to the terms of any plans, policies or programs have been earned or become payable, but which have not yet been paid to the Executive (but not including amounts that previously had been deferred at the Executive’s request, which amounts will be paid in accordance with the Executive’s existing directions). Unless otherwise specified hereunder, Accrued Obligations shall be paid in a lump sum in cash (or in the case of a stock-based award in the mode of the award) within thirty (30) days of the Date of Termination; provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration.

(ii)        Executive Continuance Benefit. Executive Continuance Benefit is a continuation of all Welfare and Executive Benefits on a monthly basis which the Executive or his dependents were receiving immediately prior to the Date of Termination for a certain amount of time as described herein, provided that the continued receipt of the Executive or dependents is possible under the general terms and provisions of such plans and programs as then in effect. The Company will pay all or a portion of the cost of the Executive Continuance Benefit for the Executive and his dependents on the same basis as applicable immediately prior to the Date of Termination or, if more favorable, to the Executive or his dependants, on the same basis as paid with respect to peer executives of the Company and its Affiliated Companies under comparable plans and programs, from time to time after the Date of Termination. If participation in any one or more of the plans or programs included in the Executive Continuance Benefit is not possible under the terms thereof or any provision of law would create an adverse tax effect for the Executive or the Company due to such participation, the Company, at its sole discretion, may choose to either (A) provide substantially identical benefits directly or through an insurance arrangement or (B) pay the Executive on a monthly basis the estimated cost of maintaining such plans for the Executive for the remaining period of the Executive Continuance Benefit. A lump sum payment of such amount shall be made, if the Executive is not living, to the Executive’s estate or to one or more beneficiaries designated in writing by the Executive to the Company within thirty (30) days after Executive’s death. The Executive Continuance Benefit will cease if and when the Executive has obtained coverage under one or more benefit plans of a subsequent employer that provides for equal or greater benefits to the Executive and his dependents with respect to the specific type of benefit. The Executive or his dependents will become eligible for COBRA continuation coverage as of the date the Executive Continuance Benefit ceases for all health and dental benefits.

(iii)       Notice of Termination. “Notice of Termination” shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon.

(iv)       Date of Termination. “Date of Termination” means (A) if the Executive’s employment is terminated by the Company With Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (B) if the Executive’s employment is terminated by the Company Without Cause or by Executive for Other than Good Reason, the date specified in the Notice of Termination (which shall not be less than thirty (30) nor more than sixty (60) days from the date such Notice of Termination is given), and (C) if the Executive’s employment is terminated for Long Term Incapacity, thirty (30) days after Notice of Termination is given, provided that the Executive shall not have returned to the full-time performance of his duties during such thirty (30) day period.

(b)        Death. The Executive’s employment under this Agreement shall terminate automatically upon the Executive’s death. The Executive’s survivors, designees or estate shall receive any Accrued Obligations within thirty (30) days after his death; provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration.

(c)        (i)          Incapacity. Upon a Determination of Long Term Incapacity (as hereinafter defined) the Company may terminate the Executive’s employment under this Agreement upon thirty (30) days’ written notice provided that, within thirty (30) days after receipt of such notice, the Executive shall not have returned to full-time performance of his assigned duties.

(ii)        Determination of Long Term Incapacity. “Determination of Long Term Incapacity” shall mean a good faith determination by the President and Chief Executive Officer that as a result of mental or physical illness or injury the Executive has failed to perform his assigned duties with the Company on a full-time basis for a period exceeding twelve (12) consecutive months after a Determination of Temporary Incapacity.

(iii)       Determination of Temporary Incapacity. “Determination of Temporary Incapacity” shall mean a determination by a physician selected by the Company that the Executive is unable to perform his assigned duties with the Company on a full-time basis as a result of mental or physical illness or injury.

(iv)       Interim Compensation. During the period between a Determination of Temporary Incapacity and a Determination of Long Term Incapacity the Executive shall receive full Base Salary for the first six (6) months of any such period and 60% of Base Salary for any subsequent period prior to a Determination of Long Term Incapacity. The Company will pay for the cost of all physicians’ fees and testing not reimbursed by insurance. The amounts payable to the Executive under this Section shall be reduced by any benefits paid to the Executive pursuant to any disability insurance for which the premiums were paid by the Company (“Company Disability Insurance”).

(v)        Company Obligations. If the Executive’s employment is terminated by reason of a Determination of Long Term Incapacity, the Executive will receive Base Salary through the Date of Termination, and any Accrued Obligations in a lump sum which shall be paid within thirty (30) days after the Determination of Long Term Incapacity; provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration.

(d)        (i)          Termination by Company With Cause. The Company may terminate the Executive’s employment during the term of this Agreement, With or Without Cause. For purposes of this Agreement, “Cause” or “With Cause” shall mean:

(A)       continual or deliberate neglect by the Executive in the performance of his material duties and responsibilities as established from time to time by the President and Chief Executive Officer, or the Executive’s willful failure to follow reasonable instructions or policies of the Company after being advised in writing of such failure within thirty (30) days of such occurrence and being given no less than sixty (60) days after such notice to remedy such failure;

(B)       conviction of, or entering of a guilty plea or plea of no contest with respect to, a felony, a crime of moral turpitude or any other crime with respect to which imprisonment is a possible punishment, or the commission of an act of embezzlement or fraud against the Company or any Affiliated Company;

(C)       any breach by the Executive of a material term of this Agreement, or violation in any material respect of any code or standard of behavior generally applicable to officers of the Company, after being advised in writing of such breach or violation within thirty (30) days of such occurrence and being given no less than sixty (60) days after such notice to remedy such breach or violation;

(D)       material dishonesty of the Executive with respect to the Company or any Affiliated Company, or breach of a fiduciary duty owed to the Company or any Affiliated Company; or

(E)       the willful engaging by the Executive in conduct that is reasonably likely to result, in the good faith judgment of the Company, in material injury to the Company or any Affiliated Company, monetarily or otherwise, after being advised in writing of such conduct within thirty (30) days of such occurrence and being given no less than sixty (60) days after such notice to remedy such conduct.

(ii)        Company Obligations. If the Company terminates Executive’s employment With Cause, employment under this Agreement shall terminate without any further obligation of the Company to the Executive other than to pay to the Executive any Accrued Obligations in a lump sum within thirty (30) days; provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration.

(e)        Termination by Company Without Cause. The Company may terminate the Executive’s employment during the term of this Agreement Without Cause. For purposes hereof, Termination Without Cause shall be any termination of the Executive’s employment which does not occur by virtue of the death or Retirement of the Executive or pursuant to a Determination of Long Term Incapacity, by the Company With Cause, or by the Executive for Good Reason or for Other than Good Reason. If, during the Term of this Agreement, the Company terminates the Executive’s employment Without Cause, the Company will pay to the Executive in a lump sum within thirty (30) days after the Date of Termination an amount equal to any Accrued Obligations (provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration) and shall provide (i) the Executive Continuance Benefits on a monthly basis for twelve (12) months and (ii) an annual Base Salary over a period of twelve (12) months payable in equal monthly installments from the Date of Termination at the highest annual Base Salary in effect at any time during the Term.

(f)        (i)          Termination by Executive for Good Reason. The Executive may terminate his employment for Good Reason or for Other than Good Reason. For purposes of this Agreement, “Good Reason” shall mean the following:

(A)       the material assignment to the Executive of duties inconsistent with the Executive’s position, title, authority, duties or responsibilities with the Company as contemplated by Section 1 hereof or, in the event of a Change in Control (as hereinafter defined), in Section 7(a), excluding for this purpose an isolated, insubstantial and/or inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive and excluding any change or elimination of service in any position or office with an Affiliated Company;

(B)       any action taken by the Company which results in a material reduction in the status of the Executive, including a diminution in his position, title, authority, duties or responsibilities with the Company, excluding for this purpose an isolated, insubstantial and/or inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive and excluding any change or elimination of service in any position or office with an Affiliated Company;

(C)       the relocation of the Executive to any other primary place of employment which might require him to move his residence or, in any event, any reassignment to a place of employment located more than fifty (50) miles from the Executive’s initially assigned place of employment, without the Executive’s express written consent to such relocation; provided, however that the provisions of Section 7(a) shall supersede all of the foregoing on and after a Change in Control;

(D)       any failure by the Company, or any successor entity following a Change in Control, to comply with the Change in Control provisions hereof or to honor any other term or provision of this Agreement, other than an isolated, insubstantial or inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive; or

(E)       anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the thirty (30) day period immediately following the first anniversary of a Change in Control of the Company shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

Any good faith (meaning honesty-in-fact) determination of Good Reason, based on one or more of the foregoing, made by the Executive shall be conclusive. Any termination by the Executive which is not for Good Reason or Retirement shall be deemed a termination for Other than Good Reason.

(ii)        Company’s Obligations. If the Executive terminates his employment for Good Reason, the Company’s obligations to the Executive will be the same as provided in Section 4(e) for a Termination Without Cause.

(g)        Termination by Executive for Other than Good Reason. If the Executive terminates employment for Other than Good Reason, the Company’s obligations to the Executive shall be the same as provided in Section 4(d) for a Termination With Cause.

(h)        Retirement. If the Executive’s employment is terminated by reason of his retirement (“Retirement”) on or after the Executive’s normal retirement date under the terms of the Retirement Plan, employment under this Agreement shall terminate without further obligation to the Executive or his legal representative except that the Executive shall be entitled to receive any Accrued Obligations within thirty (30) days after his retirement (provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration), and all benefits payable under the Retirement Plan and any other qualified or non-qualified deferred compensation plan based on the terms and conditions of those plans.

(i)        Notice of Termination. Any termination during the Term of this Agreement by the Company or by the Executive for Good Reason or Other than Good Reason shall be communicated and effectuated by written Notice of Termination to the other party hereto.

(j)        No Mitigation Required. The Executive shall not be required to mitigate the amount of any payment the Company becomes obligated to make to the Executive in connection with this Agreement, by seeking other employment or otherwise. Except as specifically provided with respect to the Executive Continuance Benefit, the amount of any payment provided for in Section 4 shall not be reduced, offset or subject to recovery by the Company by reason of any compensation earned by the Executive as the result of employment by another employer after the Date of Termination, or otherwise.

5.	Confidentiality and Noncompete.

(a)        Confidentiality. The Executive recognizes that as an employee of the Company he will have access to and may participate in the origination of non-public, proprietary and confidential information and that he owes a fiduciary duty to the Company. Confidential information may include, but is not limited to, trade secrets, customer lists and information, internal corporate planning, strategic plans, methods of marketing and operation, and other data or information of or concerning the Company or its customers that is not generally known to the public or in the banking industry. The Executive agrees that he will never make a disclosure of confidential information to a third party or use confidential information other than for the exclusive benefit of the Company and its Affiliated Companies.

(b)        Non-Competition. In addition, in exchange for the payments on termination as provided herein, other provisions of this Agreement and other valuable consideration hereby acknowledged, the Executive agrees that, except as otherwise provided herein, he will not engage in Competition for a period of twelve (12) months after the Executive’s employment with the Company ceases for any reason, including the expiration or nonrenewal of this Agreement, other than termination by the Executive for Good Reason or by the Company Without Cause, in which event this Section 5(b) shall not apply. For purposes hereof:

(i)        “Competition” means the Executive’s engaging without the written consent of the Board of Directors of the Company (the “Board”) or a person authorized thereby, in any activity as an officer, a director, an employee, a partner, a more than one percent shareholder or other owner, an agent, a consultant, or in any other individual or representative capacity within fifty (50) miles of the Company’s headquarters or any branch office of the Company or any of its subsidiaries (unless the Executive’s duties, responsibilities and activities, including supervisory activities, for or on behalf of such activity, are not related in any way to or involved materially in such competitive activity) if it involves:

(A)       engaging in or entering into the business of any banking, lending, investment or insurance or any other business activity in which the Company or any of its Affiliated Companies is actively engaged at the time the Executive’s employment ceases, or

(B)       soliciting or contacting, either directly or indirectly, any of the customers or clients of the Company or any of its Affiliated Companies for the purpose of competing with the products or services provided by the Company or any of its Affiliated Companies, or

(C)       employing or soliciting for employment any employees of the Company or any of its Affiliated Companies for the purpose of causing them to terminate employment with the Company or any of its Affiliated Companies or competing with the Company or any of its Affiliated Companies.(ii) For purposes of this Agreement, “customers” or “clients” of the Company or any of its Affiliated

 Companies means individuals or entities to whom the Company or any of its Affiliated Companies has provided banking, lending, investment, insurance or other similar financial services at any time after the Effective Date, but only within the one (1) year period just prior to the date the Executive’s employment with the Company ceases.

(c)        Remedies. The Executive acknowledges that the restrictions set forth in this Section are just, reasonable, and necessary to protect the legitimate business interests of the Company and its Affiliated Companies. The Executive further acknowledges that if he breaches or threatens to breach any provision of this Section, the Company’s and its Affiliated Companies’ remedies at law will be inadequate, and the Company and its Affiliated Companies will be irreparably harmed. Accordingly, the Company shall be entitled to an injunction, both preliminary and permanent, restraining the Executive from such breach or threatened breach, such injunctive relief not to preclude the Company from pursuing all available legal and equitable remedies. In addition to all other available remedies, if a court of competent jurisdiction finally determines that the Executive has violated the provisions of this Section, the Executive shall pay all costs and fees, including reasonable legal fees, incurred by the Company in enforcing the provisions of that paragraph. If, on the other hand, it is finally determined by a court of competent jurisdiction that a breach or threatened breach did not occur under this Section, the Company shall reimburse the Executive for all costs and fees, including reasonable legal fees, incurred to defend that claim.

6.         Employment After a Change in Control. If a Change in Control (as hereinafter defined) of the Company occurs during the Term of this Agreement and the Executive is employed by the Company on the date the Change in Control occurs (the “Change in Control Date”), the then-current Term will be automatically extended to the second anniversary of the Change in Control Date and shall be renewed for successive one year periods following the then current period unless either party notifies the other in writing at least ninety (90) days prior to the end of the then-current period that the Agreement shall not be extended beyond its then current period (the “Change in Control Period”). If a Change in Control occurs on account of a series of transactions, the Change in Control Date is the date of the last of such transactions. In the event of a Change in Control of the Company, Sections 6 through 8 shall become effective and govern the terms and conditions of the Executive’s employment in addition to the other provisions in this Agreement except that this and the following provisions shall supersede and control any contrary or inconsistent term or provision in the remainder of this Agreement.

7.	Terms of Employment After a Change in Control.

(a)        Position and Duties. During the Change in Control Period, (i) the Executive’s position, title, authority, duties and responsibilities with the Company will at all times be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the one hundred twenty (120) day period immediately preceding the Change in Control Date, excluding any change or elimination of service in any position or office with an Affiliated Company, and (ii) the Executive’s services will be performed at the location where the Executive was employed immediately preceding the Change in Control Date, unless the Executive provides express written consent to such relocation.

(b)        Continuity of Compensation and Benefits. During the Change in Control Period, the Executive will continue to receive the Base Salary and shall continue to be entitled to receive and participate in all other compensation and benefits provided in Section 3; provided, however, that to the extent compensation or benefits are, at any time after the Change in Control Date, generally applicable to other senior executives of the Company and its Affiliated Companies, the terms and conditions of any of which are more favorable to the Executive than those provided by Section 3, the Executive shall be entitled to receive and participate in such more favorable compensation and benefits, as the case may be.

8.	Termination of Employment and Obligations of the Company After a Change in Control.

(a)        Termination Without Cause or for Good Reason. The Executive will be entitled to the following benefits if, on or after a Change in Control, the Company or any Affiliated Company terminates his employment Without Cause or the Executive terminates his employment with the Company or any Affiliated Company for Good Reason:

(i)        Accrued Obligations. The Accrued Obligations will be paid to the Executive in a lump sum cash payment (or in the case of stock-based award, in the form of the award) within thirty (30) days after the Date of Termination; provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration.

(ii)        Salary Continuance Benefit. The Salary Continuance Benefit is an amount equal to two (2) times the Executive’s average annual compensation includable in the Executive’s annual gross income for federal income tax purposes for the five (5) most recent taxable years ending before the date on which the Change in Control occurs. If the Change in Control is considered a change in ownership or effective control of the Company or is considered a sale of substantially all of the assets of the Company under Section 409A of the Code and the Executive’s

 Date of Termination is within two (2) years of such Change in Control, then the Salary Continuance Benefit will be paid to the Executive in a lump sum cash payment not later than the 45th day following the Date of Termination. Otherwise, the Salary Continuation Benefit will be paid in equal monthly installments over a twenty-four (24) month period.

(iii)       Executive Continuance Benefit. The Executive will receive the Executive Continuance Benefit on a monthly basis for twenty-four (24) months following the Date of Termination.

(b)        The Executive will not be required to comply with the non-competition covenant in Section 5(b) if his employment is terminated during the Change in Control Period Without Cause or by his for Good Reason.

9.         Possible Reduction in Payment and Benefits to Comply with Parachute Payment Limits and/or Regulatory Requirements.

(a)        If any amount of pay or benefits provided to or with respect to the Executive under this Agreement and/or under other Company or affiliate plans, programs, policies, and arrangements would cause the Executive to be subject to excise tax under Sections 280G and 4999 of the Code, then the amount of pay and benefits provided under this Agreement and all other plans, programs, policies and arrangements shall be reduced to the extent necessary to avoid imposition of any such excise tax. Payments and benefits under this Agreement shall be reduced first. Payments and benefits shall be reduced in the following order of priority (i) first from cash compensation, (ii) next from equity compensation, then (iii) pro-rated among all remaining payments.

(b)        Notwithstanding anything contained in this Agreement to the contrary, it is understood and agreed that the Company (or any of its successors) shall not be required to make any payment, provide any benefit or take any action under this Agreement in contravention of any applicable prohibition relating thereto if:

(i)         the Company or any Affiliated Company is declared any governmental agency or authority having jurisdiction over the Company or any Affiliated Company (“Regulatory Authority”), including without limitation the Federal Deposit Insurance Corporation, the Virginia Bureau of Financial Institutions, Office of the Comptroller of the Currency, the Federal Reserve Board, the Securities and Exchange Commission or any other regulatory agency), to be insolvent, in default or operating in an unsafe or unsound manner, or

(ii)        in the opinion of counsel to the Company or Affiliated Company making such payment, providing such benefit or taking such action (A) would be prohibited by or would violate any provision of state or federal law applicable to the Company or Affiliated Company, including without limitation the Federal Deposit Insurance Act, as now in effect or hereafter amended, (B) would be prohibited by or would violate any applicable rules, regulations, orders or formal statements of policy, whether now existing or hereafter promulgated, of any Regulatory Authority, or (C) otherwise is prohibited by any Regulatory Authority.

10.       Change in Control. For purposes of this Agreement, a “Change in Control” shall mean the occurrence after the Effective Date of any of the following:

(a)        the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act’) of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act), of securities of the Company representing 20% or more of the combined voting power of the then outstanding securities; provided, however, that the following acquisitions shall not constitute a Change in Control:

(i)        acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege);

(ii)	any acquisition by the Company;

(iii)       any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; or

(iv)       any acquisition pursuant to a reorganization, merger or consolidation by any corporation owned or proposed to be owned, directly or indirectly, by shareholders of the Company if the shareholders’ ownership of securities of the corporation resulting from such transaction constitutes a majority of the ownership of securities of the resulting entity and at least a majority of the members of the board of directors of the corporation resulting from such transaction were members of the Incumbent Board as defined in this Agreement at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(b)        where individuals who, as of the inception of this Agreement, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of such board of directors; provided, however, that any individual becoming a director subsequent to the Effective Date whose election, or nomination for election by the shareholders was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than a member of the board of directors; or

(c)	the shareholders of the Company approve, or the Company otherwise consummates,

(i)        a merger, statutory share exchange, or consolidation of the Company with any other corporation, except as provided in subparagraph (a)(iv) of this Section, or

(ii)	the sale or other disposition of all or substantially all of the assets of the Company.

11.       Legal Fees and Costs. Except as otherwise provided herein, the Company will pay or reimburse the Executive for all costs and expenses, including without limitation court costs and reasonable attorneys’ fees and expert witness fees and expenses, incurred by the Executive (i) in contesting or disputing any termination of the Executive’s employment or (ii) in seeking to obtain or enforce any right or benefit provided by this Agreement, in each case provided the Executive’s claim is substantially upheld by a court of competent jurisdiction.

12.       Documents. All documents, record, tapes and other media of any kind or description relating to the business of the Company or any of its Affiliated Companies (the “Documents”), whether or not prepared by the Executive, shall be the sole and exclusive property of the Company. The Documents (and any copies) shall be returned to the Company upon the Executive’s termination of employment for any reason or at such earlier time or times as the Board or its designee may specify.

13.       409A Compliance. The Executive and the Company intend for all payments under this Agreement either to be outside the scope of Section 409A of the Code and the regulations and rulings thereunder, including any applicable transition rules (“Section 409A”) or to comply with its requirements as to timing of payments or provision of benefits. Accordingly, to the extent Section 409A is applicable, this Agreement shall at all times be operated in accordance with the requirements of Section 409A. To the extent required by Section 409A, payments or benefits under this Agreement that are to be paid upon the Executive’s termination of employment or retirement shall be paid to the Executive at the time that the Executive has experienced a “separation from service” (as defined in Section 409A) from the Company (which for purposes of this Section shall include all “affiliates” of the Company that are required to be treated as the Company under Section 409A). A separation from service shall not occur under Section 409A unless the Executive has completely severed his employment or contractor relationship with the Company or the Executive has permanently decreased his services (via his employment relationship or his consulting relationship) to 20% or less of the average level of bona fide services over the immediately preceding thirty-six (36) month period (or the full period if the Executive has been providing services for less than thirty-six (36) months). A leave of absence shall only trigger a termination of employment that constitutes a separation from service at the time required under Section 409A. The Company shall have authority to take action, or refrain from taking any action, with respect to the payments and benefits under this Agreement that is reasonably necessary to comply with Section 409A. Specifically, the Company shall have the authority to delay the commencement of payments to Executive if Executive is considered a “specified employee” under Section 409A, but only to the extent such delay is mandated by the provisions of Section 409A. Any payment or benefit that is delayed pursuant to this Section shall be paid to the Executive at the earliest date permitted under Section 409A; provided, however, if the Executive wishes to receive any benefit before the time permitted under Section 409A, then to the extent necessary to comply with Section 409A, the Executive shall pay the full cost of such benefit and the Company shall reimburse the Executive for all such costs at the earliest date permitted under Section 409A. If under provision of this Agreement the Executive becomes entitled to be paid any amount in installments then each installment payment during the relevant continuation period shall be considered, and is hereby designated as, a separate payment for purposes of Section 409A (and consequently the Executive’s entitlement to such payments shall not be considered an entitlement to a single payment of the aggregate amount to be paid during the relevant continuation period). The Company shall not be liable for any taxes should the Executive be assessed any additional income tax, excise tax, penalty or interest as a result of any payment or provision of benefits, or failure to pay or to provide of benefits, in violation of Section 409A.

14.       Section 409A Reimbursements. With regard to any provision herein that provides for reimbursement of expenses or in-kind benefits, except as permitted by Section 409A, (i) the right to reimbursement or in-kind benefits is not subject to liquidation or exchange for another benefit, and (ii) the amount of expenses eligible for reimbursement, or in-kind benefits, provided during any calendar year shall not affect the expenses eligible for reimbursement, or in-kind benefits to be provided, in any other calendar year, provided that the foregoing clause (ii) shall not be violated with regard to expenses reimbursed under any arrangement covered by Section 105(b) of the Code solely because such expenses are subject to a limit related to the period the arrangement is in effect. All reimbursements shall be reimbursed in accordance with the Company’s reimbursement policies but in no event later than the calendar year following the calendar year in which the related expense is incurred.

15.       Severability. If any provision of this Agreement, or part thereof, is determined to be unenforceable for any reason whatsoever, it shall be severable from the remainder of this Agreement and shall not invalidate or affect the other provisions of this Agreement, which shall remain in full force and effect and shall be enforceable according to their terms. No covenant shall be dependent upon any other covenant or provision herein, each of which stands independently.

16.       Modification. The parties expressly agree that should a court find any provision of this Agreement, or part thereof, to be unenforceable or unreasonable, the court may modify the provision, or part thereof, in a manner which renders that provision reasonable, enforceable, and in conformity with the public policy of Virginia.

17.       Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia.

18.       Notices. All written notices required by this Agreement shall be deemed given when delivered personally or sent by registered or certified mail, return receipt requested, to the parties at their addresses set forth on the signature page of this Agreement. Each party may, from time to time, designate a different address to which notices should be sent by giving notice thereof in writing to the other party at least three (3) days before the effective date of such change in address.

19.       Amendment. This Agreement may not be varied, altered, modified or in any way amended except by an instrument in writing executed by the parties hereto or their legal representatives.

20.       Binding Effect. This Agreement shall be binding upon the Executive, as well as the Company, its successors and assigns, effective on the date first above written subject to the approval by the Board no later than December 31, 2008. The Company will require any successor to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place; and the Executive agrees that any such successor to the Company shall be considered to be the Company for all purposes of this Agreement.

21.       No Construction Against Any Party. This Agreement is the product of informed negotiations between the Executive and the Company. If any part of this Agreement is deemed to be unclear or ambiguous, it shall be construed as if it were drafted jointly by all parties. The Executive and the Company agree that neither party was in a superior bargaining position regarding the substantive terms of this Agreement.

22.       Entire Agreement. This Agreement, including such documents that are incorporated and referenced herein, constitutes the complete, final and entire agreement of the parties with respect to the matters addressed herein and it supersedes all other prior agreements and understandings, both written and oral, express or implied, with respect to the subject matter of this Agreement (including, without limitation, the Change in Control Agreement). No promises, representations or warranties have been made by any party to or for the benefit of the other with respect to such matters which are not expressly set forth herein.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written herein.

National Bankshares, Inc.

By:	/s/ JAMES G. RAKES
James G. Rakes
Chairman, President & CEO
Address: c/o National Bankshares, Inc. P.O. Box 90002 Blacksburg, VA 24062-9002

/s/ F.BRAD DENARDO
F. Brad Denardo

1782769.2

EXECUTIVE EMPLOYMENT AGREEMENT

THIS EXECUTIVE EMPLOYMENT AGREEMENT (“Agreement”), dated as of this 17th day of December, 2008 and effective December 31, 2008 (the “Effective Date”), by and between National Bankshares, Inc., a Virginia corporation (the “Company”), and Marilyn A.B. Buhyoff (the “Executive”).

WHEREAS, the Executive is currently employed by the Company and has entered into that certain change in control agreement dated as of January 8, 2003 with the Company (the “Change in Control Agreement”); and

WHEREAS, the Company considers the continued availability of the Executive’s services to be important to the management and conduct of the Company’s business and desires to secure the continued availability of Executive’s services; and

WHEREAS, the Executive is willing to continue to make her services available to the Company on the terms and subject to the conditions set forth herein; and

WHEREAS, the Company and Executive now desire to terminate the Change in Control Agreement as of the Effective Date and to provide change in control protection to the Executive pursuant to this Agreement and to comply with applicable provisions of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).

WHEREFORE, in consideration of the mutual covenants and agreements set forth herein, the parties agree as follows:

1.         Employment and Duties. The Executive shall continue her employment by the Company as its Secretary and Counsel, reporting to the President and Chief Executive Officer of the Company. The Executive accepts such continued employment and agrees to perform the managerial duties and responsibilities traditionally associated with the positions of Secretary and Counsel of the Company. The Executive agrees to devote her time and attention on a full-time basis to the discharge of such duties and responsibilities of an executive nature as may be reasonably assigned her by the President and Chief Executive Officer of the Company. The Executive shall also serve in any position or office of an executive or management nature with one or more of the Affiliated Companies as the President and Chief Executive Officer of the Company and the Board of Directors of any such Affiliated Company may determine. The Executive may accept any elective or appointed positions or offices with any duly recognized associations or organizations whose activities or purposes are closely related to the financial services business which the Executive reasonably believes would generate good will for the Company and its Affiliated Companies. The term “Affiliated Companies” includes any company controlled by, controlling or under common control with the Company.

2.         Term. The term of this Agreement shall commence only at the Effective Date and shall continue for a two-year period, unless terminated or extended as hereinafter provided (collectively with any renewal or extended periods provided for herein, the “Term”). This Agreement shall be extended for successive one-year periods following the then-current Term unless either party notifies the other in writing at least one year prior to the end of the then-current Term that the Agreement shall not be extended beyond the current Term. Notwithstanding the foregoing, provisions of this Agreement which provide for rights and/or obligations which extend beyond the Term shall be and remain in full force and effect as shall be necessary to effectuate them fully.

3.	Compensation and Benefits.

(a)        Base Salary. Beginning on the Effective Date, the Company shall pay the Executive a base salary at the annual rate of not less than $137,000 (as adjusted from time to time as hereinafter provided, “Base Salary”). The Base Salary shall be paid to the Executive in accordance with established payroll practices of the Company but not less than monthly. The Company agrees to review the Executive’s Base Salary in December of each year during the Term of this Agreement and to consider in good faith implementing an increase in the Base Salary for the next following Company Fiscal Year as it may deem appropriate (each period from January 1 to December 31 during the Term is a “Company Fiscal Year”); provided, however, the Base Salary shall not be reduced at any time.

(b)        Other Compensation Benefits. Unless substantially duplicative of rights provided the Executive under this Agreement, the Executive may participate in any annual incentive plan, executive deferred compensation plan, savings or savings opportunities made generally available in the ordinary course of business to other senior executives of the Company and its Affiliated Companies. The President and Chief Executive Officer of the Company shall make a good faith determination as to whether the plans are substantially duplicative. All benefits under the above plans and agreements shall be payable in accordance with the terms of such plans and agreements, as amended from time to time.

(c)        Welfare Benefits. The Executive shall be eligible to participate in any plans, programs or benefits made generally available in the ordinary course of business to other senior executives of the Company and its Affiliated Companies, including, without limitation, group medical, dental, death, disability and life insurance, and sick leave and any other welfare benefit plans as defined in Section 3(1) of ERISA in accordance with their terms (“Welfare Plans” and the benefits provided thereunder “Welfare Benefits”).

(d)        Executive Benefits. The Company will pay or provide the following executive benefits to the Executive (“Executive Benefits”): None (all of the foregoing in this Section, “Executive Benefits”).

(e)        Retirement Benefits. The Executive shall be entitled to participate in National Bankshares Retirement Income Plan (or any successor or substitute plan or plans of the Company (“Retirement Plan”) and receive all of the benefits thereof (“Retirement Benefits”) in accordance with the terms of such plans, as amended from time to time.

(f)	Vacation. The Executive shall be entitled to four weeks vacation annually without loss of pay.

4.         Termination of Employment. Executive’s employment hereunder may be terminated in the following ways: death of the Executive; Long Term Incapacity of the Executive; With Cause by the Company; Without Cause by the Company; by the Executive for Good Reason; by the Executive for Other than Good Reason; and Retirement.

(a)	Definitions.

(i)         Accrued Obligations. “Accrued Obligations” are the sum of: (A) the Executive’s Base Salary through the Date of Termination at the rate in effect immediately prior to the time a Notice of Termination is given; (B) the amount, if any, of any incentive or bonus compensation theretofore earned which has not yet been paid including; and (C) any other benefits or awards (including both the cash and stock components) which pursuant to the terms of any plans, policies or programs have been earned or become payable, but which have not yet been paid to the Executive (but not including amounts that previously had been deferred at the Executive’s request, which amounts will be paid in accordance with the Executive’s existing directions). Unless otherwise specified hereunder, Accrued Obligations shall be paid in a lump sum in cash (or in the case of a stock-based award in the mode of the award) within thirty (30) days of the Date of Termination; provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration.

(ii)        Executive Continuance Benefit. Executive Continuance Benefit is a continuation of all Welfare and Executive Benefits on a monthly basis which the Executive or her dependents were receiving immediately prior to the Date of Termination for a certain amount of time as described herein, provided that the continued receipt of the Executive or dependents is possible under the general terms and provisions of such plans and programs as then in effect. The Company will pay all or a portion of the cost of the Executive Continuance Benefit for the Executive and her dependents on the same basis as applicable immediately prior to the Date of Termination or, if more favorable, to the Executive or her dependants, on the same basis as paid with respect to peer executives of the Company and its Affiliated Companies under comparable plans and programs, from time to time after the Date of Termination. If participation in any one or more of the plans or programs included in the Executive Continuance Benefit is not possible under the terms thereof or any provision of law would create an adverse tax effect for the Executive or the Company due to such participation, the Company, at its sole discretion, may choose to either (A) provide substantially identical benefits directly or through an insurance arrangement or (B) pay the Executive on a monthly basis the estimated cost of maintaining such plans for the Executive for the remaining period of the Executive Continuance Benefit. A lump sum payment of such amount shall be made, if the Executive is not living, to the Executive’s estate or to one or more beneficiaries designated in writing by the Executive to the Company within thirty (30) days after Executive’s death. The Executive Continuance Benefit will cease if and when the Executive has obtained coverage under one or more benefit plans of a subsequent employer that provides for equal or greater benefits to the Executive and her dependents with respect to the specific type of benefit. The Executive or her dependents will become eligible for COBRA continuation coverage as of the date the Executive Continuance Benefit ceases for all health and dental benefits.

(iii)       Notice of Termination. “Notice of Termination” shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon.

(iv)       Date of Termination. “Date of Termination” means (A) if the Executive’s employment is terminated by the Company With Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (B) if the Executive’s employment is terminated by the Company Without Cause or by Executive for Other than Good Reason, the date specified in the Notice of Termination (which shall not be less than thirty (30) nor more than sixty (60) days from the date such Notice of Termination is given), and (C) if the Executive’s employment is terminated for Long Term Incapacity, thirty (30) days after Notice of Termination is given, provided that the Executive shall not have returned to the full-time performance of her duties during such thirty (30) day period.

(b)        Death. The Executive’s employment under this Agreement shall terminate automatically upon the Executive’s death. The Executive’s survivors, designees or estate shall receive any Accrued Obligations within thirty (30) days after her death; provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration.

(c)        (i)          Incapacity. Upon a Determination of Long Term Incapacity (as hereinafter defined) the Company may terminate the Executive’s employment under this Agreement upon thirty (30) days’ written notice provided that, within thirty (30) days after receipt of such notice, the Executive shall not have returned to full-time performance of her assigned duties.

(ii)        Determination of Long Term Incapacity. “Determination of Long Term Incapacity” shall mean a good faith determination by the President and Chief Executive Officer that as a result of mental or physical illness or injury the Executive has failed to perform her assigned duties with the Company on a full-time basis for a period exceeding twelve (12) consecutive months after a Determination of Temporary Incapacity.

(iii)       Determination of Temporary Incapacity. “Determination of Temporary Incapacity” shall mean a determination by a physician selected by the Company that the Executive is unable to perform her assigned duties with the Company on a full-time basis as a result of mental or physical illness or injury.

(iv)       Interim Compensation. During the period between a Determination of Temporary Incapacity and a Determination of Long Term Incapacity the Executive shall receive full Base Salary for the first six (6) months of any such period and 60% of Base Salary for any subsequent period prior to a Determination of Long Term Incapacity. The Company will pay for the cost of all physicians’ fees and testing not reimbursed by insurance. The amounts payable to the Executive under this Section shall be reduced by any benefits paid to the Executive pursuant to any disability insurance for which the premiums were paid by the Company (“Company Disability Insurance”).

(v)        Company Obligations. If the Executive’s employment is terminated by reason of a Determination of Long Term Incapacity, the Executive will receive Base Salary through the Date of Termination, and any Accrued Obligations in a lump sum which shall be paid within thirty (30) days after the Determination of Long Term Incapacity; provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration.

(d)        (i)          Termination by Company With Cause. The Company may terminate the Executive’s employment during the term of this Agreement, With or Without Cause. For purposes of this Agreement, “Cause” or “With Cause” shall mean:

(A)       continual or deliberate neglect by the Executive in the performance of her material duties and responsibilities as established from time to time by the President and Chief Executive Officer, or the Executive’s willful failure to follow reasonable instructions or policies of the Company after being advised in writing of such failure within thirty (30) days of such occurrence and being given no less than sixty (60) days after such notice to remedy such failure;

(B)       conviction of, or entering of a guilty plea or plea of no contest with respect to, a felony, a crime of moral turpitude or any other crime with respect to which imprisonment is a possible punishment, or the commission of an act of embezzlement or fraud against the Company or any Affiliated Company;

(C)       any breach by the Executive of a material term of this Agreement, or violation in any material respect of any code or standard of behavior generally applicable to officers of the Company, after being advised in writing of such breach or violation within thirty (30) days of such occurrence and being given no less than sixty (60) days after such notice to remedy such breach or violation;

(D)       material dishonesty of the Executive with respect to the Company or any Affiliated Company, or breach of a fiduciary duty owed to the Company or any Affiliated Company; or

(E)       the willful engaging by the Executive in conduct that is reasonably likely to result, in the good faith judgment of the Company, in material injury to the Company or any Affiliated Company, monetarily or otherwise, after being advised in writing of such conduct within thirty (30) days of such occurrence and being given no less than sixty (60) days after such notice to remedy such conduct.

(ii)        Company Obligations. If the Company terminates Executive’s employment With Cause, employment under this Agreement shall terminate without any further obligation of the Company to the Executive other than to pay to the Executive any Accrued Obligations in a lump sum within thirty (30) days; provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration.

(e)        Termination by Company Without Cause. The Company may terminate the Executive’s employment during the term of this Agreement Without Cause. For purposes hereof, Termination Without Cause shall be any termination of the Executive’s employment which does not occur by virtue of the death or Retirement of the Executive or pursuant to a Determination of Long Term Incapacity, by the Company With Cause, or by the Executive for Good Reason or for Other than Good Reason. If, during the Term of this Agreement, the Company terminates the Executive’s employment Without Cause, the Company will pay to the Executive in a lump sum within thirty (30) days after the Date of Termination an amount equal to any Accrued Obligations (provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration) and shall provide (i) the Executive Continuance Benefits on a monthly basis for twelve (12) months and (ii) an annual Base Salary over a period of twelve (12) months payable in equal monthly installments from the Date of Termination at the highest annual Base Salary in effect at any time during the Term.

(f)        (i)          Termination by Executive for Good Reason. The Executive may terminate her employment for Good Reason or for Other than Good Reason. For purposes of this Agreement, “Good Reason” shall mean the following:

(A)       the material assignment to the Executive of duties inconsistent with the Executive’s position, title, authority, duties or responsibilities with the Company as contemplated by Section 1 hereof or, in the event of a Change in Control (as hereinafter defined), in Section 7(a), excluding for this purpose an isolated, insubstantial and/or inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive and excluding any change or elimination of service in any position or office with an Affiliated Company;

(B)       any action taken by the Company which results in a material reduction in the status of the Executive, including a diminution in her position, title, authority, duties or responsibilities with the Company, excluding for this purpose an isolated, insubstantial and/or inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive and excluding any change or elimination of service in any position or office with an Affiliated Company;

(C)       the relocation of the Executive to any other primary place of employment which might require her to move her residence or, in any event, any reassignment to a place of employment located more than fifty (50) miles from the Executive’s initially assigned place of employment, without the Executive’s express written consent to such relocation; provided, however that the provisions of Section 7(a) shall supersede all of the foregoing on and after a Change in Control;

(D)       any failure by the Company, or any successor entity following a Change in Control, to comply with the Change in Control provisions hereof or to honor any other term or provision of this Agreement, other than an isolated, insubstantial or inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive; or

(E)       anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the thirty (30) day period immediately following the first anniversary of a Change in Control of the Company shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

Any good faith (meaning honesty-in-fact) determination of Good Reason, based on one or more of the foregoing, made by the Executive shall be conclusive. Any termination by the Executive which is not for Good Reason or Retirement shall be deemed a termination for Other than Good Reason.

(ii)        Company’s Obligations. If the Executive terminates her employment for Good Reason, the Company’s obligations to the Executive will be the same as provided in Section 4(e) for a Termination Without Cause.

(g)        Termination by Executive for Other than Good Reason. If the Executive terminates employment for Other than Good Reason, the Company’s obligations to the Executive shall be the same as provided in Section 4(d) for a Termination With Cause.

(h)        Retirement. If the Executive’s employment is terminated by reason of her retirement (“Retirement”) on or after the Executive’s normal retirement date under the terms of the Retirement Plan, employment under this Agreement shall terminate without further obligation to the Executive or her legal representative except that the Executive shall be entitled to receive any Accrued Obligations within thirty (30) days after her retirement (provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration), and all benefits payable under the Retirement Plan and any other qualified or non-qualified deferred compensation plan based on the terms and conditions of those plans.

(i)        Notice of Termination. Any termination during the Term of this Agreement by the Company or by the Executive for Good Reason or Other than Good Reason shall be communicated and effectuated by written Notice of Termination to the other party hereto.

(j)        No Mitigation Required. The Executive shall not be required to mitigate the amount of any payment the Company becomes obligated to make to the Executive in connection with this Agreement, by seeking other employment or otherwise. Except as specifically provided with respect to the Executive Continuance Benefit, the amount of any payment provided for in Section 4 shall not be reduced, offset or subject to recovery by the Company by reason of any compensation earned by the Executive as the result of employment by another employer after the Date of Termination, or otherwise.

5.	Confidentiality and Noncompete.

(a)        Confidentiality. The Executive recognizes that as an employee of the Company she will have access to and may participate in the origination of non-public, proprietary and confidential information and that she owes a fiduciary duty to the Company. Confidential information may include, but is not limited to, trade secrets, customer lists and information, internal corporate planning, strategic plans, methods of marketing and operation, and other data or information of or concerning the Company or its customers that is not generally known to the public or in the banking industry. The Executive agrees that she will never make a disclosure of confidential information to a third party or use confidential information other than for the exclusive benefit of the Company and its Affiliated Companies.

(b)        Non-Competition. In addition, in exchange for the payments on termination as provided herein, other provisions of this Agreement and other valuable consideration hereby acknowledged, the Executive agrees that, except as otherwise provided herein, she will not engage in Competition for a period of twelve (12) months after the Executive’s employment with the Company ceases for any reason, including the expiration or nonrenewal of this Agreement, other than termination by the Executive for Good Reason or by the Company Without Cause, in which event this Section 5(b) shall not apply. For purposes hereof:

(i)        “Competition” means the Executive’s engaging without the written consent of the Board of Directors of the Company (the “Board”) or a person authorized thereby, in any activity as an officer, a director, an employee, a partner, a more than one percent shareholder or other owner, an agent, a consultant, or in any other individual or representative capacity within fifty (50) miles of the Company’s headquarters or any branch office of the Company or any of its subsidiaries (unless the Executive’s duties, responsibilities and activities, including supervisory activities, for or on behalf of such activity, are not related in any way to or involved materially in such competitive activity) if it involves:

(A)       engaging in or entering into the business of any banking, lending, investment or insurance or any other business activity in which the Company or any of its Affiliated Companies is actively engaged at the time the Executive’s employment ceases, or

(B)       soliciting or contacting, either directly or indirectly, any of the customers or clients of the Company or any of its Affiliated Companies for the purpose of competing with the products or services provided by the Company or any of its Affiliated Companies, or

(C)       employing or soliciting for employment any employees of the Company or any of its Affiliated Companies for the purpose of causing them to terminate employment with the Company or any of its Affiliated Companies or competing with the Company or any of its Affiliated Companies.

(ii)        For purposes of this Agreement, “customers” or “clients” of the Company or any of its Affiliated Companies means individuals or entities to whom the Company or any of its Affiliated Companies has provided banking, lending, investment, insurance or other similar financial services at any time after the Effective Date, but only within the one (1) year period just prior to the date the Executive’s employment with the Company ceases.

(c)        Remedies. The Executive acknowledges that the restrictions set forth in this Section are just, reasonable, and necessary to protect the legitimate business interests of the Company and its Affiliated Companies. The Executive further acknowledges that if she breaches or threatens to breach any provision of this Section, the Company’s and its Affiliated Companies’ remedies at law will be inadequate, and the Company and its Affiliated Companies will be irreparably harmed. Accordingly, the Company shall be entitled to an injunction, both preliminary and permanent, restraining the Executive from such breach or threatened breach, such injunctive relief not to preclude the Company from pursuing all available legal and equitable remedies. In addition to all other available remedies, if a court of competent jurisdiction finally determines that the Executive has violated the provisions of this Section, the Executive shall pay all costs and fees, including reasonable legal fees, incurred by the Company in enforcing the provisions of that paragraph. If, on the other hand, it is finally determined by a court of competent jurisdiction that a breach or threatened breach did not occur under this Section, the Company shall reimburse the Executive for all costs and fees, including reasonable legal fees, incurred to defend that claim.

6.         Employment After a Change in Control. If a Change in Control (as hereinafter defined) of the Company occurs during the Term of this Agreement and the Executive is employed by the Company on the date the Change in Control occurs (the “Change in Control Date”), the then-current Term will be automatically extended to the second anniversary of the Change in Control Date and shall be renewed for successive one year periods following the then current period unless either party notifies the other in writing at least ninety (90) days prior to the end of the then-current period that the Agreement shall not be extended beyond its then current period (the “Change in Control Period”). If a Change in Control occurs on account of a series of transactions, the Change in Control Date is the date of the last of such transactions. In the event of a Change in Control of the Company, Sections 6 through 8 shall become effective and govern the terms and conditions of the Executive’s employment in addition to the other provisions in this Agreement except that this and the following provisions shall supersede and control any contrary or inconsistent term or provision in the remainder of this Agreement.

7.	Terms of Employment After a Change in Control.

(a)        Position and Duties. During the Change in Control Period, (i) the Executive’s position, title, authority, duties and responsibilities with the Company will at all times be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the one hundred twenty (120) day period immediately preceding the Change in Control Date, excluding any change or elimination of service in any position or office with an Affiliated Company, and (ii) the Executive’s services will be performed at the location where the Executive was employed immediately preceding the Change in Control Date, unless the Executive provides express written consent to such relocation.

(b)        Continuity of Compensation and Benefits. During the Change in Control Period, the Executive will continue to receive the Base Salary and shall continue to be entitled to receive and participate in all other compensation and benefits provided in Section 3; provided, however, that to the extent compensation or benefits are, at any time after the Change in Control Date, generally applicable to other senior executives of the Company and its Affiliated Companies, the terms and conditions of any of which are more favorable to the Executive than those provided by Section 3, the Executive shall be entitled to receive and participate in such more favorable compensation and benefits, as the case may be.

8.	Termination of Employment and Obligations of the Company After a Change in Control.

(a)        Termination Without Cause or for Good Reason. The Executive will be entitled to the following benefits if, on or after a Change in Control, the Company or any Affiliated Company terminates her employment Without Cause or the Executive terminates her employment with the Company or any Affiliated Company for Good Reason:

(i)        Accrued Obligations. The Accrued Obligations will be paid to the Executive in a lump sum cash payment (or in the case of stock-based award, in the form of the award) within thirty (30) days after the Date of Termination; provided, however, that if payment of any such amounts at such time would result in a prohibited acceleration under Section 409A of the Code, then such amount shall be paid at the time the amount would otherwise have been paid under the applicable plan, policy, program or arrangement relating to such amount absent such prohibited acceleration.

(ii)        Salary Continuance Benefit. The Salary Continuance Benefit is an amount equal to two (2) times the Executive’s average annual compensation includable in the Executive’s annual gross income for federal income tax purposes for the five (5) most recent taxable years ending before the date on which the Change in Control occurs. If the Change in Control is considered a change in ownership or effective control of the Company or is considered a sale of substantially all of the assets of the Company under Section 409A of the Code and the Executive’s Date of Termination is within two (2) years of such Change in Control, then the Salary Continuance Benefit will be paid to the Executive in a lump sum cash payment not later than the 45th day following the Date of Termination. Otherwise, the Salary Continuation Benefit will be paid in equal monthly installments over a twenty-four (24) month period.

(iii)       Executive Continuance Benefit. The Executive will receive the Executive Continuance Benefit on a monthly basis for twenty-four (24) months following the Date of Termination.

(b)        The Executive will not be required to comply with the non-competition covenant in Section 5(b) if her employment is terminated during the Change in Control Period Without Cause or by her for Good Reason.

9.         Possible Reduction in Payment and Benefits to Comply with Parachute Payment Limits and/or Regulatory Requirements.

(a)        If any amount of pay or benefits provided to or with respect to the Executive under this Agreement and/or under other Company or affiliate plans, programs, policies, and arrangements would cause the Executive to be subject to excise tax under Sections 280G and 4999 of the Code, then the amount of pay and benefits provided under this Agreement and all other plans, programs, policies and arrangements shall be reduced to the extent necessary to avoid imposition of any such excise tax. Payments and benefits under this Agreement shall be reduced first. Payments and benefits shall be reduced in the following order of priority (i) first from cash compensation, (ii) next from equity compensation, then (iii) pro-rated among all remaining payments.

(b)        Notwithstanding anything contained in this Agreement to the contrary, it is understood and agreed that the Company (or any of its successors) shall not be required to make any payment, provide any benefit or take any action under this Agreement in contravention of any applicable prohibition relating thereto if:

(i)         the Company or any Affiliated Company is declared any governmental agency or authority having jurisdiction over the Company or any Affiliated Company (“Regulatory Authority”), including without limitation the Federal Deposit Insurance Corporation, the Virginia Bureau of Financial Institutions, Office of the Comptroller of the Currency, the Federal Reserve Board, the Securities and Exchange Commission or any other regulatory agency), to be insolvent, in default or operating in an unsafe or unsound manner, or

(ii)        in the opinion of counsel to the Company or Affiliated Company making such payment, providing such benefit or taking such action (A) would be prohibited by or would violate any provision of state or federal law applicable to the Company or Affiliated Company, including without limitation the Federal Deposit Insurance Act, as now in effect or hereafter amended, (B) would be prohibited by or would violate any applicable rules, regulations, orders or formal statements of policy, whether now existing or hereafter promulgated, of any Regulatory Authority, or (C) otherwise is prohibited by any Regulatory Authority.

10.       Change in Control. For purposes of this Agreement, a “Change in Control” shall mean the occurrence after the Effective Date of any of the following:

(a)        the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act’) of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act), of securities of the Company representing 20% or more of the combined voting power of the then outstanding securities; provided, however, that the following acquisitions shall not constitute a Change in Control:

(i)        acquisition directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege);

(ii)	any acquisition by the Company;

(iii)       any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; or

(iv)       any acquisition pursuant to a reorganization, merger or consolidation by any corporation owned or proposed to be owned, directly or indirectly, by shareholders of the Company if the shareholders’ ownership of securities of the corporation resulting from such transaction constitutes a majority of the ownership of securities of the resulting entity and at least a majority of the members of the board of directors of the corporation resulting from such transaction were members of the Incumbent Board as defined in this Agreement at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(b)        where individuals who, as of the inception of this Agreement, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of such board of directors; provided, however, that any individual becoming a director subsequent to the Effective Date whose election, or nomination for election by the shareholders was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than a member of the board of directors; or

(c)	the shareholders of the Company approve, or the Company otherwise consummates,

(i)        a merger, statutory share exchange, or consolidation of the Company with any other corporation, except as provided in subparagraph (a)(iv) of this Section, or

(ii)	the sale or other disposition of all or substantially all of the assets of the Company.

11.       Legal Fees and Costs. Except as otherwise provided herein, the Company will pay or reimburse the Executive for all costs and expenses, including without limitation court costs and reasonable attorneys’ fees and expert witness fees and expenses, incurred by the Executive (i) in contesting or disputing any termination of the Executive’s employment or (ii) in seeking to obtain or enforce any right or benefit provided by this Agreement, in each case provided the Executive’s claim is substantially upheld by a court of competent jurisdiction.

12.       Documents. All documents, record, tapes and other media of any kind or description relating to the business of the Company or any of its Affiliated Companies (the “Documents”), whether or not prepared by the Executive, shall be the sole and exclusive property of the Company. The Documents (and any copies) shall be returned to the Company upon the Executive’s termination of employment for any reason or at such earlier time or times as the Board or its designee may specify.

13.       409A Compliance. The Executive and the Company intend for all payments under this Agreement either to be outside the scope of Section 409A of the Code and the regulations and rulings thereunder, including any applicable transition rules (“Section 409A”) or to comply with its requirements as to timing of payments or provision of benefits. Accordingly, to the extent Section 409A is applicable, this Agreement shall at all times be operated in accordance with the requirements of Section 409A. To the extent required by Section 409A, payments or benefits under this Agreement that are to be paid upon the Executive’s termination of employment or retirement shall be paid to the Executive at the time that the Executive has experienced a “separation from service” (as defined in Section 409A) from the Company (which for purposes of this Section shall include all “affiliates” of the Company that are required to be treated as the Company under Section 409A). A separation from service shall not occur under Section 409A unless the Executive has completely severed her employment or contractor relationship with the Company or the Executive has permanently decreased her services (via her employment relationship or her consulting relationship) to 20% or less of the average level of bona fide services over the immediately preceding thirty-six (36) month period (or the full period if the Executive has been providing services for less than thirty-six (36) months). A leave of absence shall only trigger a termination of employment that constitutes a separation from service at the time required under Section 409A. The Company shall have authority to take action, or refrain from taking any action, with respect to the payments and benefits under this Agreement that is reasonably necessary to comply with Section 409A. Specifically, the Company shall have the authority to delay the commencement of payments to Executive if Executive is considered a “specified employee” under Section 409A, but only to the extent such delay is mandated by the provisions of Section 409A. Any payment or benefit that is delayed pursuant to this Section shall be paid to the Executive at the earliest date permitted under Section 409A; provided, however, if the Executive wishes to receive any benefit before the time permitted under Section 409A, then to the extent necessary to comply with Section 409A, the Executive shall pay the full cost of such benefit and the Company shall reimburse the Executive for all such costs at the earliest date permitted under Section 409A. If under provision of this Agreement the Executive becomes entitled to be paid any amount in installments then each installment payment during the relevant continuation period shall be considered, and is hereby designated as, a separate payment for purposes of Section 409A (and consequently the Executive’s entitlement to such payments shall not be considered an entitlement to a single payment of the aggregate amount to be paid during the relevant continuation period).

The Company shall not be liable for any taxes should the Executive be assessed any additional income tax, excise tax, penalty or interest as a result of any payment or provision of benefits, or failure to pay or to provide of benefits, in violation of Section 409A.

14.       Section 409A Reimbursements. With regard to any provision herein that provides for reimbursement of expenses or in-kind benefits, except as permitted by Section 409A, (i) the right to reimbursement or in-kind benefits is not subject to liquidation or exchange for another benefit, and (ii) the amount of expenses eligible for reimbursement, or in-kind benefits, provided during any calendar year shall not affect the expenses eligible for reimbursement, or in-kind benefits to be provided, in any other calendar year, provided that the foregoing clause (ii) shall not be violated with regard to expenses reimbursed under any arrangement covered by Section 105(b) of the Code solely because such expenses are subject to a limit related to the period the arrangement is in effect. All reimbursements shall be reimbursed in accordance with the Company’s reimbursement policies but in no event later than the calendar year following the calendar year in which the related expense is incurred.

15.       Severability. If any provision of this Agreement, or part thereof, is determined to be unenforceable for any reason whatsoever, it shall be severable from the remainder of this Agreement and shall not invalidate or affect the other provisions of this Agreement, which shall remain in full force and effect and shall be enforceable according to their terms. No covenant shall be dependent upon any other covenant or provision herein, each of which stands independently.

16.       Modification. The parties expressly agree that should a court find any provision of this Agreement, or part thereof, to be unenforceable or unreasonable, the court may modify the provision, or part thereof, in a manner which renders that provision reasonable, enforceable, and in conformity with the public policy of Virginia.

17.       Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia.

18.       Notices. All written notices required by this Agreement shall be deemed given when delivered personally or sent by registered or certified mail, return receipt requested, to the parties at their addresses set forth on the signature page of this Agreement. Each party may, from time to time, designate a different address to which notices should be sent by giving notice thereof in writing to the other party at least three (3) days before the effective date of such change in address.

19.       Amendment. This Agreement may not be varied, altered, modified or in any way amended except by an instrument in writing executed by the parties hereto or their legal representatives.

20.       Binding Effect. This Agreement shall be binding upon the Executive, as well as the Company, its successors and assigns, effective on the date first above written subject to the approval by the Board no later than December 31, 2008. The Company will require any successor to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place; and the Executive agrees that any such successor to the Company shall be considered to be the Company for all purposes of this Agreement.

21.       No Construction Against Any Party. This Agreement is the product of informed negotiations between the Executive and the Company. If any part of this Agreement is deemed to be unclear or ambiguous, it shall be construed as if it were drafted jointly by all parties. The Executive and the Company agree that neither party was in a superior bargaining position regarding the substantive terms of this Agreement.

22.       Entire Agreement. This Agreement, including such documents that are incorporated and referenced herein, constitutes the complete, final and entire agreement of the parties with respect to the matters addressed herein and it supersedes all other prior agreements and understandings, both written and oral, express or implied, with respect to the subject matter of this Agreement (including, without limitation, the Change in Control Agreement). No promises, representations or warranties have been made by any party to or for the benefit of the other with respect to such matters which are not expressly set forth herein.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written herein.

National Bankshares, Inc.

By:	/s/ JAMES G. RAKES
James G. Rakes
Chairman, President & CEO
Address: c/o National Bankshares, Inc. P.O. Box 90002 Blacksburg, VA 24062-9002

/s/ MARILYN A. B. BUHYOFF
Marilyn A.B. Buhyoff

1767764.3

SECOND AMENDMENT

TO

THE NATIONAL BANK OF BLACKSBURG

SALARY CONTINUATION AGREEMENT

DATED FEBRUARY 8, 2006

FOR

JAMES G. RAKES

THIS SECOND AMENDMENT is adopted this 17th day of December, 2008, effective as of January 1, 2006, by and between THE NATIONAL BANK OF BLACKSBURG, a nationally-chartered commercial bank located in Blacksburg, Virginia (the “Bank”), and JAMES G. RAKES (the “Executive”).

The Bank and the Executive executed the Salary Continuation Agreement on February 8, 2006 effective as of January 1, 2006 (the “Agreement”).

The undersigned hereby amend the Agreement for the purpose of bringing the Agreement into compliance with Section 409A of the Internal Revenue Code. Therefore, the following changes shall be made:

The following sentence is added at the end of Section 1.13 of the Agreement:

In determining whether a Separation from Service has occurred, the term “Bank” shall include its affiliates required to be treated as a service recipient along with the Bank for purposes of Section 409A of the Code.

Sections 2.3 and 2.3.1 of the Agreement shall be deleted in their entirety and replaced by the following:

2.3

Disability Benefit. If the Executive experiences a Disability prior to Normal Retirement Age while in the active service of the Bank, the Bank shall distribute to the Executive the benefit described in this Section 2.3 in lieu of any other benefit under this Article.

2.3.1

Amount of Benefit. The annual benefit under this Section 2.3 is the Disability Benefit set forth on Schedule A for the Plan Year immediately preceding the date that the Executive’s cessation of service with the Bank occurs due to Disability; provided, however, if the Executive ceases service with the Bank due to Disability on December 31st of a Plan Year, then the Bank shall distribute the Disability Benefit set forth on Schedule A for the Plan Year in which such Separation from Service occurs.

Section 2.4.3 of the Agreement shall be deleted in its entirety and replaced by the following:

2.4.3

Excess Parachute Payment. If any benefit payable under this Agreement would create an excise tax under the excess parachute rules of Section 280G of the Code, the Bank shall comply with any applicable restrictions or limitations applicable to the Executive in the Executive’s employment or other agreement, if any, with the Bank or any affiliate of the Bank addressing the same.

Section 2.5 of the Agreement shall be deleted in its entirety and replaced by the following:

2.5

Restriction on Timing of Distribution. Notwithstanding any provision of this Agreement to the contrary, if the Executive is considered a Specified Employee at Separation from Service under such procedures as established by the Bank in accordance with Section 409A of the Code, benefit distributions that are made upon Separation from Service may not commence earlier than six (6) months after the date of such Separation from Service. Therefore, in the event this Section 2.5 is applicable to the Executive, any distribution or series of distributions to be made due to a Separation from Service shall commence no earlier that the first day of the seventh month following the Separation from Service. No catch-up payment, or interest representing the time value of money, shall be made or due as a result of the six (6) month delay in payment required by this Section 2.5

Section 8.3 of the Agreement shall be deleted in its entirety and replaced by the following:

8.3

Plan Terminations Under Section 409A. Notwithstanding anything to the contrary in Section 8.2, but subject to the applicable requirements of Section 409A of the Code, if this Agreement terminates in the following circumstances:

(a)

Within thirty (30) days before or twelve (12) months after a Change in Control, provided that all distributions are made no later than twelve (12) months following such termination of the Agreement and further provided that all the Bank’s arrangements which are substantially similar to the Agreement are terminated with respect to the participants therein who experienced the Change in Control so the Executive and all such participants in the similar arrangements are required to receive all amounts of compensation deferred under the terminated arrangements within twelve (12) months of such terminations;

(b)

Upon the Bank’s dissolution or with the approval of a bankruptcy court, provided that the amounts deferred under the Agreement are included in the Executive’s gross income in the latest of (i) the calendar year in which the Agreement terminates; (ii) the calendar year in which the amount is no longer subject to a substantial risk of forfeiture; or (iii) the first calendar year in which the distribution is administratively practical; or

(c)

Upon the Bank’s termination of this and all other arrangements that would be aggregated with this Agreement pursuant to Treasury Regulations Section 1.409A-1(c) if the Executive participated in such arrangements (“Similar Arrangements”), provided that (i) the termination and liquidation does not occur proximate to a downturn in the financial health of the Bank, (ii) all termination distributions are made no earlier than twelve (12) months and no later than twenty-four (24) months following such termination, and (iii) the Bank does not adopt any new arrangement that would be a Similar Arrangement for a minimum of three (3) years following the date the Bank takes all necessary action to irrevocably terminate and liquidate the Agreement;

the Bank may distribute the actuarial equivalent of the present value of the Early Termination benefit, determined as of the date of the termination of the Agreement, to the Executive in a lump sum subject to the above terms. Actuarial equivalence shall be determined on the basis of the applicable actuarial factors in the National Bankshares, Inc. Retirement Income Plan unless the Bank decides, in good faith, that other actuarial factors are more appropriate.

IN WITNESS OF THE ABOVE, the Bank and the Executive hereby consent to this Second Amendment.

Executive:	The National Bank of Blacksburg

/s/ JAMES G. RAKES	By: /s/ F. BRAD DENARDO
James G. Rakes	Title: EVP & COO

1782793.2

SECOND AMENDMENT

TO

NATIONAL BANKSHARES, INC.

SALARY CONTINUATION AGREEMENT

DATED FEBRUARY 8, 2006

FOR

MARILYN A. B. BUHYOFF

THIS THIRD AMENDMENT is adopted this 17th day of December, 2008, effective as of January 1, 2006, by and between NATIONAL BANKSHARES, INC., a Virginia corporation headquartered in Blacksburg, Virginia (the “Company”), and MARILYN A. B. BUHYOFF (the “Executive”).

The Company and the Executive executed the Salary Continuation Agreement on February 8, 2006 effective as of January 1, 2006 (the “Agreement”).

The undersigned hereby amend the Agreement for the purpose of bringing the Agreement into compliance with Section 409A of the Internal Revenue Code. Therefore, the following changes shall be made:

The following sentence is added at the end of Section 1.13 of the Agreement:

In determining whether a Separation from Service has occurred, the term “Company” shall include its affiliates required to be treated as a service recipient along with the Company for purposes of Section 409A of the Code.

Sections 2.3 and 2.3.1 of the Agreement shall be deleted in their entirety and replaced by the following:

2.3

Disability Benefit. If the Executive experiences a Disability prior to Normal Retirement Age while in the active service of the Company, the Company shall distribute to the Executive the benefit described in this Section 2.3 in lieu of any other benefit under this Article.

2.3.1

Amount of Benefit. The annual benefit under this Section 2.3 is the Disability Benefit set forth on Schedule A for the Plan Year immediately preceding the date that the Executive’s cessation of service with the Company occurs due to Disability; provided, however, if the Executive ceases service with the Company due to Disability on December 31st of a Plan Year, then the Compnay shall distribute the Disability Benefit set forth on Schedule A for the Plan Year in which such Separation from Service occurs.

Section 2.4.3 of the Agreement shall be deleted in its entirety and replaced by the following:

2.4.3

Excess Parachute Payment. If any benefit payable under this Agreement would create an excise tax under the excess parachute rules of Section 280G of the Code, the Company shall comply with any applicable restrictions or limitations applicable to the Executive in the Executive’s employment or other agreement, if any, with the Company or any affiliate of the Company addressing the same.

Section 2.5 of the Agreement shall be deleted in its entirety and replaced by the following:

2.5

Restriction on Timing of Distribution. Notwithstanding any provision of this Agreement to the contrary, if the Executive is considered a Specified Employee at Separation from Service under such procedures as established by the Company in accordance with Section 409A of the Code, benefit distributions that are made upon Separation from Service may not commence earlier than six (6) months after the date of such Separation from Service. Therefore, in the event this Section 2.5 is applicable to the Executive, any distribution or series of distributions to be made due to a Separation from Service shall commence no earlier that the first day of the seventh month following the Separation from Service. No catch-up payment, or interest representing the time value of money, shall be made or due as a result of the six (6) month delay in payment required by this Section 2.5

Section 8.3 of the Agreement shall be deleted in its entirety and replaced by the following:

8.3

Plan Terminations Under Section 409A. Notwithstanding anything to the contrary in Section 8.2, but subject to the applicable requirements of Section 409A of the Code, if this Agreement terminates in the following circumstances:

(a)

Within thirty (30) days before or twelve (12) months after a Change in Control, provided that all distributions are made no later than twelve (12) months following such termination of the Agreement and further provided that all the Company’s arrangements which are substantially similar to the Agreement are terminated with respect to the participants therein who experienced the Change in Control so the Executive and all such participants in the similar arrangements are required to receive all amounts of compensation deferred under the terminated arrangements within twelve (12) months of such terminations;

(b)

Upon the Company’s dissolution or with the approval of a bankruptcy court, provided that the amounts deferred under the Agreement are included in the Executive’s gross income in the latest of (i) the calendar year in which the Agreement terminates; (ii) the calendar year in which the amount is no longer subject to a substantial risk of forfeiture; or (iii) the first calendar year in which the distribution is administratively practical; or

(c)

Upon the Company’s termination of this and all other arrangements that would be aggregated with this Agreement pursuant to Treasury Regulations Section 1.409A-1(c) if the Executive participated in such arrangements (“Similar Arrangements”), provided that (i) the termination and liquidation does not occur proximate to a downturn in the financial health of the Company, (ii) all termination distributions are made no earlier than twelve (12) months and no later than twenty-four (24) months following such termination, and (iii) the Company does not adopt any new arrangement that would be a Similar Arrangement for a minimum of three (3) years following the date the Company takes all necessary action to irrevocably terminate and liquidate the Agreement;

the Company may distribute the actuarial equivalent of the present value of the Early Termination benefit, determined as of the date of the termination of the Agreement, to the Executive in a lump sum subject to the above terms. Actuarial equivalence shall be determined on the basis of the applicable actuarial factors in the National Bankshares, Inc. Retirement Income Plan unless the Company decides, in good faith, that other actuarial factors are more appropriate.

IN WITNESS OF THE ABOVE, the Company and the Executive hereby consent to this Second Amendment.

Executive:	National Bankshares, Inc.

/s/ MARILYN A. B. BUHYOFF	By: /s/ JAMES G. RAKES
Marilyn A. B. Buhyoff	Title: Chairman, President & CEO

1782793.2

THIRD AMENDMENT

TO

THE NATIONAL BANK OF BLACKSBURG

SALARY CONTINUATION AGREEMENT

DATED FEBRUARY 8, 2006

FOR

F. BRAD DENARDO

THIS THIRD AMENDMENT is adopted this 17th day of December, 2008, effective as of January 1, 2006, by and between THE NATIONAL BANK OF BLACKSBURG, a nationally-chartered commercial bank located in Blacksburg, Virginia (the “Bank”), and F. BRAD DENARDO (the “Executive”).

The Bank and the Executive executed the Salary Continuation Agreement on February 8, 2006 effective as of January 1, 2006 (the “Agreement”).

The undersigned hereby amend the Agreement for the purpose of bringing the Agreement into compliance with Section 409A of the Internal Revenue Code. Therefore, the following changes shall be made:

The following sentence is added at the end of Section 1.13 of the Agreement:

In determining whether a Separation from Service has occurred, the term “Bank” shall include its affiliates required to be treated as a service recipient along with the Bank for purposes of Section 409A of the Code.

Sections 2.3 and 2.3.1 of the Agreement shall be deleted in their entirety and replaced by the following:

2.3

Disability Benefit. If the Executive experiences a Disability prior to Normal Retirement Age while in the active service of the Bank, the Bank shall distribute to the Executive the benefit described in this Section 2.3 in lieu of any other benefit under this Article.

2.3.1

Amount of Benefit. The annual benefit under this Section 2.3 is the Disability Benefit set forth on Schedule A for the Plan Year immediately preceding the date that the Executive’s cessation of service with the Bank occurs due to Disability; provided, however, if the Executive ceases service with the Bank due to Disability on December 31st of a Plan Year, then the Bank shall distribute the Disability Benefit set forth on Schedule A for the Plan Year in which such Separation from Service occurs.

Section 2.4.3 of the Agreement shall be deleted in its entirety and replaced by the following:

2.4.3

Excess Parachute Payment. If any benefit payable under this Agreement would create an excise tax under the excess parachute rules of Section 280G of the Code, the Bank shall comply with any applicable restrictions or limitations applicable to the Executive in the Executive’s employment or other agreement, if any, with the Bank or any affiliate of the Bank addressing the same.

Section 2.5 of the Agreement shall be deleted in its entirety and replaced by the following:

2.5

Restriction on Timing of Distribution. Notwithstanding any provision of this Agreement to the contrary, if the Executive is considered a Specified Employee at Separation from Service under such procedures as established by the Bank in accordance with Section 409A of the Code, benefit distributions that are made upon Separation from Service may not commence earlier than six (6) months after the date of such Separation from Service. Therefore, in the event this Section 2.5 is applicable to the Executive, any distribution or series of distributions to be made due to a Separation from Service shall commence no earlier that the first day of the seventh month following the Separation from Service. No catch-up payment, or interest representing the time value of money, shall be made or due as a result of the six (6) month delay in payment required by this Section 2.5

Section 8.3 of the Agreement shall be deleted in its entirety and replaced by the following:

8.3

Plan Terminations Under Section 409A. Notwithstanding anything to the contrary in Section 8.2, but subject to the applicable requirements of Section 409A of the Code, if this Agreement terminates in the following circumstances:

(a)

Within thirty (30) days before or twelve (12) months after a Change in Control, provided that all distributions are made no later than twelve (12) months following such termination of the Agreement and further provided that all the Bank’s arrangements which are substantially similar to the Agreement are terminated with respect to the participants therein who experienced the Change in Control so the Executive and all such participants in the similar arrangements are required to receive all amounts of compensation deferred under the terminated arrangements within twelve (12) months of such terminations;

(b)

Upon the Bank’s dissolution or with the approval of a bankruptcy court, provided that the amounts deferred under the Agreement are included in the Executive’s gross income in the latest of (i) the calendar year in which the Agreement terminates; (ii) the calendar year in which the amount is no longer subject to a substantial risk of forfeiture; or (iii) the first calendar year in which the distribution is administratively practical; or

(c)

Upon the Bank’s termination of this and all other arrangements that would be aggregated with this Agreement pursuant to Treasury Regulations Section 1.409A-1(c) if the Executive participated in such arrangements (“Similar Arrangements”), provided that (i) the termination and liquidation does not occur proximate to a downturn in the financial health of the Bank, (ii) all termination distributions are made no earlier than twelve (12) months and no later than twenty-four (24) months following such termination, and (iii) the Bank does not adopt any new arrangement that would be a Similar Arrangement for a minimum of three (3) years following the date the Bank takes all necessary action to irrevocably terminate and liquidate the Agreement;

the Bank may distribute the actuarial equivalent of the present value of the Early Termination benefit, determined as of the date of the termination of the Agreement, to the Executive in a lump sum subject to the above terms. Actuarial equivalence shall be determined on the basis of the applicable actuarial factors in the National Bankshares, Inc. Retirement Income Plan unless the Bank decides, in good faith, that other actuarial factors are more appropriate.

IN WITNESS OF THE ABOVE, the Bank and the Executive hereby consent to this Third Amendment.

Executive:	The National Bank of Blacksburg

/s/ F. BRAD DENARDO	By: /s/ JAMES G. RAKES
F. Brad Denardo	Title: Chairman, President & CEO

1782793.2

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-79979 on Form S-8 of National Bankshares, Inc. of our reports dated February 26, 2009 relating to our audits of the consolidated financial statements and internal control over financial reporting, which appear in this Annual Report on Form 10-K of National Bankshares, Inc. for the year ended December 31, 2008.

Winchester, Virginia

March 16, 2009