Form 10-Q
period 2009-03-31
NATIONAL BANKSHARES INC
filed 2009-05-06
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-15204

NATIONAL BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1375874 (I.R.S. Employer Identification No.)

101 Hubbard Street P. O. Box 90002 Blacksburg, VA	24062-9002
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at April 30, 2009 6,929,474

(This report contains 29 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Financial Information

Item 1. Financial Statements

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
$ in thousands, except share data	2009	2008
Assets
Cash and due from banks	$13,603	$16,316
Interest-bearing deposits	41,929	29,656
Securities available for sale, at fair value	166,007	147,227
Securities held to maturity (fair value approximates $133,177 at March 31, 2009 and $117,277 at December 31, 2008)	134,484	117,772
Mortgage loans held for sale	998	348
Loans:
Real estate construction loans	58,645	60,798
Real estate mortgage loans	164,684	162,757
Commercial and industrial loans	249,925	246,218
Loans to individuals	102,533	106,907
Total loans	575,787	576,680
Less unearned income and deferred fees	(1,069)	(1,123)
Loans, net of unearned income and deferred fees	574,718	575,557
Less: allowance for loan losses	(6,118)	(5,858)
Loans, net	568,600	569,699
Bank premises and equipment, net	11,070	11,204
Accrued interest receivable	6,209	5,760
Other real estate owned, net	1,918	1,984
Intangible assets and goodwill, net	13,441	13,719
Other assets	21,528	21,689
Total assets	$979,787	$935,374

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$112,473	$109,630
Interest-bearing demand deposits	285,218	256,416
Savings deposits	49,178	45,329
Time deposits	410,960	406,473
Total deposits	857,829	817,848
Other borrowed funds	51	54
Accrued interest payable	650	655
Other liabilities	7,701	6,709
Total liabilities	866,231	825,266

		continued

Stockholders' Equity
Preferred stock of no par value.
Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock of $1.25 par value.
Authorized 10,000,000 shares; issued and outstanding 6,929,474 shares in 2009 and in 2008	8,662	8,662
Retained earnings	108,743	105,356
Accumulated other comprehensive (loss), net	(3,849)	(3,910)
Total stockholders' equity	113,556	110,108
Total liabilities and stockholders' equity	$979,787	$935,374

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	March 31,	March 31,
$ in thousands, except share and per share data	2009	2008
Interest income
Interest and fees on loans	$9,462	$9,353
Interest on interest-bearing deposits	24	261
Interest on securities – taxable	1,561	1,710
Interest on securities – nontaxable	1,531	1,387
Total interest income	12,578	12,711

Interest expense
Interest on time deposits $100,000 or more	1,491	1,664
Interest on other deposits	2,920	3,742
Interest on borrowed funds	1	1
Total interest expense	4,412	5,407
Net interest income	8,166	7,304
Provision for loan losses	370	100
Net interest income after provision for loan losses	7,796	7,204

Noninterest income
Service charges on deposit accounts	804	768
Other service charges and fees	73	84
Credit card fees	625	637
Trust income	276	303
Other income	249	221
Realized securities gains, net	80	283
Total noninterest income	2,107	2,296

Noninterest expense
Salaries and employee benefits	2,831	2,857
Occupancy, furniture and fixtures	469	456
Data processing and ATM	322	349
Credit card processing	463	460
Intangibles amortization	278	284
Net costs of other real estate owned	60	14
Other operating expenses	1,207	1,037
Total noninterest expense	5,630	5,457
Income before income tax expense	4,273	4,043
Income tax expense	886	862
Net income	$3,387	$3,181

		continued

Net income per share - basic		$0.49		$0.46
- diluted		$0.49		$0.46
Weighted average number of common
shares outstanding - basic		6,929,474		6,937,933
- diluted		6,934,846		6,947,278
Dividends declared per share	$	---	$	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2009 and 2008

(Unaudited)

$ in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total

Balances at December 31, 2007	$8,690	$97,810	$(1,700)		$104,800
Net income	---	3,181	---	$3,181	3,181
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of income tax $886	---	---	---	1,645	---
Reclass adjustment, net of tax $(92)	---	---	---	(170)	---
Other comprehensive income, net of tax $794	---	---	1,475	1,475	1,475
Comprehensive income	---	---	---	$4,656	---
Effect of changing pension plan measurement date pursuant to SFAS No. 158	---	(45)	3	---	(42)
Stock repurchase	(29)	(428)	---	---	(457)
Balances at March 31, 2008	$8,661	$100,518	$(222)		$108,957

Balances at December 31, 2008	$8,662	$105,356	$(3,910)		$110,108
Net income	---	3,387	---	$3,387	3,387
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale, net of income tax $61	---	---	---	113	---
Reclass adjustment, net of tax $(28)	---	---	---	(52)	---
Other comprehensive income, net of tax $33	---	---	61	61	61
Comprehensive income	---	---	---	$3,448	---
Balances at March 31, 2009	$8,662	$108,743	$(3,849)		$113,556

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	March 31,	March 31,
$ in thousands	2009	2008
Cash Flows from Operating Activities
Net income	$3,387	$3,181
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	370	100
Depreciation of bank premises and equipment	235	249
Amortization of intangibles	278	284
Amortization of premiums and accretion of discounts, net	85	63
(Gains) on sales and calls of securities available for sale, net	(75)	(262)
(Gains) on calls of securities held to maturity, net	(5)	(21)
Losses on other real estate owned	49	---
Net change in:
Mortgage loans held for sale	(650)	(249)
Accrued interest receivable	(449)	8
Other assets	131	(394)
Accrued interest payable	(5)	8
Other liabilities	992	1,103
Net cash provided by operating activities	4,343	4,070

Cash Flows from Investing Activities
Net change interest-bearing deposits	(12,273)	(14,189)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	7,978	10,150
Proceeds from calls, principal payments and maturities of securities held to maturity	14,541	17,031
Purchases of securities available for sale	(26,648)	(10,370)
Purchases of securities held to maturity	(31,277)	(18,471)
Purchases of loan participations	---	(117)
Collections of loan participations	68	61
Loan originations and principal collections, net	648	(4,028)
Proceeds from disposal of other real estate owned	17	8
Recoveries on loans charged off	13	61
Purchase of bank premises and equipment	(101)	(74)
Net cash used in investing activities	(47,034)	(19,938)

Cash Flows from Financing Activities
Net change in other deposits	35,494	15,493
Net change in time deposits	4,487	3,253
Net change in other borrowed funds	(3)	(3)
Common stock repurchased	---	(457)
Net cash provided by financing activities	39,978	18,286
Net change in cash and due from banks	(2,713)	2,418
Cash and due from banks at beginning of period	16,316	16,324
Cash and due from banks at end of period	$13,603	$18,742
		continued

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds		$4,417	$5,399
Income taxes paid	$	---	$105

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses		$123	$152
Loans transferred to other real estate owned	$	---	$15
Unrealized gains on securities available for sale		$94	$2,269
Capital reduction due to change in pension measurement date	$	---	$63

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

($ in thousands, except share and per share data)

Note (1) General

The consolidated financial statements of National Bankshares, Inc. (NBI) and its wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and National Bankshares Financial Services, Inc. (NBFS) (collectively, the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company's 2008 Form 10-K. The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note (2) Stock-Based Compensation

The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of NBI and its subsidiaries an opportunity to acquire shares of NBI common stock. The Plan terminated on March 9, 2009. The purpose of the 1999 Stock Option Plan was to promote the success of NBI and its subsidiaries by providing an incentive to key employees that enhanced the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 500,000 shares of NBI common stock could be granted. The 1999 Stock Option Plan limited the maximum term of any option granted to ten years, stated that options could be granted at not less than fair market value on the date of the grant and contained certain other limitations on the exercisability of incentive stock options. The options generally vested 25% after one year, 50% after two years, 75% after three years and 100% after four years. There were no nonvested options outstanding at March 31, 2009.

Compensation expense is calculated using the Black-Scholes model and is amortized over the requisite service period using the straight-line method. There have been no grants of stock options in 2009.

Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	113,500	$21.84
Granted	---	---
Exercised	---	---
Forfeited or expired	---	---
Outstanding at March 31, 2009	113,500	$21.84	5.86	$	---
Exercisable at March 31, 2009	113,500	$21.84	5.86	$	---

Because no options have been granted in 2009 and all options were fully vested at December 31, 2008, there is no expense included in net income.

During the three months ended March 31, 2009 and 2008, there were no stock options granted and no options were exercised.

Note (3)           Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

	Three Months ended March 31,		Year ended December 31,
$ in thousands, except % data	2009	2008	2008
Balance at beginning of period	$5,858	$5,219	$5,219
Provision for loan losses	370	100	1,119
Loans charged off	(123)	(152)	(611)
Recoveries	13	61	131
Balance at the end of period	$6,118	$5,228	$5,858
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.06%	0.99%	1.02%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees1.	0.08%	0.07%	0.09%
Ratio of allowance for loan losses to nonperforming loans2.	457.59%	396.36%	439.46%

1.	Net charge-offs are on an annualized basis.
2.	The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

	March 31,		December 31,
$ in thousands, except % data	2009	2008	2008
Nonperforming assets:
Nonaccrual loans	$1,337	$1,319	$1,333
Restructured loans	---	---	---
Total nonperforming loans	1,337	1,319	1,333
Foreclosed property	1,918	270	1,984
Total nonperforming assets	$3,255	$1,589	$3,317
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	0.56%	0.30%	0.57%

	March 31,			December 31,
$ in thousands, except % data	2009		2008		2008
Loans past due 90 days or more and still accruing		$1,607		$1,392		$1,127
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.28%		0.26%		0.20%
Impaired loans
Total impaired loans		$3,208		$1,319		$3,576
Impaired loans with a valuation allowance		$2,176	$	---		$2,548
Valuation allowance		(893)		---		(679)
Impaired loans, net of allowance		$1,283	$	---		$1,869
Impaired loans with no valuation allowance		$1,032		$1,319		$1,028
Average recorded investment in impaired loans		$3,223		$1,235		$3,790
Income recognized on impaired loans		$44	$	---		$140
Amount of income recognized on a cash basis	$	---	$	---	$	---

There were no nonaccrual loans excluded from impaired loan disclosure under SFAS 114 at March 31, 2009.

Note (4) Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of March 31, 2009 are as follows:

	March 31, 2009
$ in thousands	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for sale:
U.S. Treasury	$2,023	$218	$	---	$2,241
U.S. Government agencies and corporations	33,226	524		338	33,412
State and political subdivisions	82,981	1,875		865	83,991
Mortgage-backed securities	21,538	680		---	22,218
Corporate debt securities	23,984	92		4,293	19,783
Federal Reserve Bank stock-restricted	92	---		---	92
Federal Home Loan Bank stock-restricted	1,677	---		---	1,677
Other securities	2,768	---		175	2,593
Total securities available for sale	$168,289	$3,389		$5,671	$166,007

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of March 31, 2009 are as follows:

	March 31, 2009
$ in thousands	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to maturity:
U.S. Government agencies and corporations	$38,816	$493	$210	$39,099
State and political subdivisions	85,276	1,388	1,968	84,696
Mortgage-backed securities	1,720	66	---	1,786
Corporate debt securities	8,672	22	1,098	7,596
Total securities held to maturity	$134,484	$1,969	$3,276	$133,177

Information pertaining to securities with gross unrealized losses at March 31, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2009
	Less Than 12 Months		12 Months or More
$ in thousands	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U.S. Government agencies and corporations	$31,483	$548	$	---	$	---
State and political subdivisions	44,671	2,393		5,631		440
Mortgage-backed securities	51	---		1		---
Corporate debt securities	7,204	995		13,397		4,396
Other securities	---	---		495		175
Total temporarily impaired securities	$83,409	$3,936		$19,524		$5,011

	December 31, 2008
	Less Than 12 Months		12 Months or More
$ in thousands	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U.S. Government agencies and corporations	$995	$4	$	---	$	---
State and political subdivisions	54,480	2,533		1,000		2
Mortgage-backed securities	1,309	9		635		3
Corporate debt securities	13,786	851		12,046		3,255
Other securities	---	---		492		96
Total temporarily impaired securities	$70,570	$3,397		$14,173		$3,356

The Company had 153 securities with a fair value of $102,933 which were temporarily impaired at March 31, 2009. The total unrealized loss on these securities was $8,947. Of the temporarily impaired total, 32 securities with a fair value of $19,524 and an unrealized loss of $5,011, have been in a continuous loss position for 12 months or more.

Significant volatility and increased risk in the financial markets has been associated with the recent economic downturn. The increase in financial market credit risk affects the Company in the same way as it affects other institutional and individual investors. The Company’s investment portfolio includes corporate bonds. If, because of economic hardships, the issuing firms were to default, there could be a delay in the payment of interest or bond principal, or there could be a loss of principal. To date, there have been no defaults in any of the corporate bonds held in the investment portfolio. The Company also holds a large number of municipal bonds. A prolonged and deep recession could negatively impact the ability of states and municipalities to make scheduled principal and interest payments on their outstanding indebtedness. If tax income and other sources of income decline, states and municipalities could default on their bonds. Again, this risk is hypothetical, since there have been no defaults among the municipal bonds in the Company’s portfolio.

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

Note (5) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Companyadopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months ended March 31,
$ in thousands	2009	2008
Service cost	$89	$107
Interest cost	165	154
Expected return on plan assets	(133)	(167)
Amortization of prior service cost	(25)	(25)
Amortization of net obligation at transition	(3)	(3)
Recognized net actuarial loss	84	39
Net periodic benefit cost	$177	$105

Employer Contributions

NBI’s estimated required minimum pension plan contribution for 2009 is $600. The 2009 plan year valuation has not yet been completed. The contribution is being paid in quarterly installments.

Note (7) Fair Value Measurements

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

            Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities available for sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, securities are classified within Level 2 of the valuation hierarchy and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s securities available for sale are considered to be Level 2 securities.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009.

		Fair Value Measurements at March 31, 2009 Using
Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$164,238	$	---	$164,238	$	---

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans held for sale

Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2009, the entire balance of loans held for sale was recorded at its cost.

Impaired loans

SFAS 157 applies to loans measured for impairment using the practical expedients permitted by Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan”, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisal or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis during the period.

Carrying Value at March 31, 2009
Description	Balance as of March 31, 2009		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans net of valuation allowance	$1,283	$	---	$	---	$1,283

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS 157.

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

			Carrying Value at March 31, 2009
Description	Balance as of March 31, 2009		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned net of valuation allowance	$955	$	---	$	---	$955

National Bankshares, Inc. and Subsidiaries

(In thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report. Refer to the financial statements and other information included in this report as well as the 2008 Annual Report on Form 10-K for an understanding of the following discussion and analysis.

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

This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A of our 2008 Annual Report on Form 10-K and in this Form 10-Q.

There have been historic disruptions in the financial system in the United States during the past year. While the Company has not been significantly negatively impacted during the recent economic crisis, continuation of turbulence in large portions of the global financial markets, particularly if it worsens or is prolonged, could impact the Company’s performance. The impact could be direct, by affecting revenues and the value of the Company’s assets and liabilities, or it could be indirect, by affecting the economy generally. Although the Company’s markets have not been dramatically affected, large declines in housing values in other geographic areas of the country have resulted in significant write-downs of asset values by some financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to some financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. It is not yet clear what the ultimate impact of liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or other programs that may be initiated in the future will be on financial markets and the financial services industry. An extended U. S. or global recession could have an adverse effect on all financial institutions, including the Company.

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

Core Deposit Intangibles

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”(SFAS 142). Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, SFAS 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged and amortized over its estimated useful life. Branch acquisition transactions were outside the scope of SFAS 142 and therefore any intangible asset arising from such transactions remained subject to amortization over its estimated useful life.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions”(SFAS 147). SFAS 147 amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement of Financial Accounting Standards No. 141, “Business Combinations”, and SFAS 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of SFAS 147 do not apply to transactions between two or more mutual enterprises. In addition, SFAS 147 amends Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used. The Company has determined that the acquisitions that generated the intangible assets on the consolidated balance sheets in the amount of $9,958 and $10,912 at December 31, 2003 and 2002, respectively, did not constitute the acquisition of a business, and therefore will continue to be amortized.

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

Performance Summary

The following table shows NBI’s key performance ratios for the three months ended March 31, 2009 and year ended December 31, 2008.

	March 31, 2009	December 31, 2008
Return on average assets	1.43%	1.51%
Return on average equity	12.14%	12.52%
Net interest margin (1)	4.08%	4.12%
Noninterest margin (2)	1.52%	1.46%
Basic net earnings per share	$0.49	$1.96
Fully diluted net earnings per share	$0.49	$1.96

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest income (excluding securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

The return on average assets for the three months ended March 31, 2009 was 1.43%, a decline of 8 basis points from 1.51% for the year ended December 31, 2008, as internally generated asset growth increased at a faster rate than earnings. The return on average equity declined from 12.52% for the year ended December 31, 2008 to 12.14% for the three months ended March 31, 2009. Return on average equity declined because the Company’s equity, mostly from retained earnings, grew at a faster rate than first quarter earnings. Although the net interest margin, at 4.08%, was 4 basis points lower than the 4.12% at year-end, it remained at a healthy level for the first quarter of 2009.

Growth

The following table shows the Company’s key growth indicators:

	March 31, 2009	December 31, 2008	Percent Change
Securities	$300,491	$264,999	13.39%
Loans, net	568,600	569,699	(0.19)%
Deposits	857,829	817,848	4.89%
Total assets	979,787	935,374	4.75%

Securities, deposits and total assets all grew in the first three months of 2009. Net loans remained essentially the same as at December 31, 2008. Growth in deposits came from municipalities and also from individual customers as they sought safety of principal while the value of other investment vehicles declined in volatile markets.

Asset Quality

Key asset quality indicators are shown below:

	March 31, 2009	December 31,2008
Nonperforming loans	$1,337	$1,333
Loans past due over 90 days	1,607	1,127
Other real estate owned	1,918	1,984
Allowance for loan losses to loans	1.06%	1.02%
Net charge-off ratio	0.08%	0.09%

Nonperforming loans at March 31, 2009, all of which were nonaccrual loans, were $1,337, or 0.23% of total loans. Nonperforming loans increased by $4 over the $1,333 reported on December 31, 2008. Loans past due 90 days or more at the end of the first quarter of 2009 were $1,607, up $480 from the total at year-end. Although there were modest increases in loans past due 90 days or more from year-end, the ratio of loans 90 days or more past due to total loans remains low when compared with peers and is consistent with the Company’s conservative underwriting policies.

The Company has increased the allowance for loan losses to account for the higher potential risk in the loan portfolio that accompanies a recessionary environment. The ratio of the allowance for loan losses to loans increased from 1.02% at December 31, 2008 to 1.06% at March 31, 2009.

Net Interest Income

Net interest income for the first three months of 2009 was $8,166, an increase of $862, or 11.80%, when compared with the same period in 2008. This net increase is attributable to a decrease of $995 in interest expense, offset by a decrease in interest income of $133. The substantial decrease in interest expense was primarily caused by a decline in interest rates. In addition, management has focused on deposit pricing to maximize profitability.

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

Provision and Allowance for Loan Losses

The provision for loan losses for the three-month period ended March 31, 2009 was $370. The ratio of the allowance for loan losses to total loans at the end of the first three months of 2009 was 1.06%, which compares to 1.02% at December 31, 2008. The net charge-off ratio was 0.08% at March 31, 2009 and 0.09% at December 31, 2008.

During the first quarter of 2009, management added to the provision for loan losses in an amount management believes is sufficiently prudent given current economic conditions. Refer to the “Critical Accounting Policies” section of this report for more information related to the methodologies used to establish the Allowance for Loan Losses. The nonperforming loans total is made up of two loans, which management considers well-collateralized. Especially in this uncertain economic environment, loan quality indicators are closely monitored, and management regularly evaluates the sufficiency of the allowance for loan losses.

Noninterest Income

	Three Months ended
	March 31, 2009	March 31, 2008	Percent Change
Service charges on deposit accounts	$804	$768	4.69%
Other service charges and fees	73	84	(13.10)%
Credit card fees	625	637	(1.88)%
Trust fees	276	303	(8.91)%
Other income	249	221	12.67%
Realized securities gains	80	283	(71.73)%

Service charges on deposit accounts totaled $804 for the three months ended March 31, 2009. This is an increase of $36, or 4.69%, from the same period of 2008. This category is affected by the number of deposit accounts, the level of service charge fees and the number of checking account overdrafts. The growth resulted from an increase in the level of service charge fees.

Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit rent, fees for letters of credit and the income earned from commission on the sale of credit life, accident and health insurance. These fees were $73 for the three months ended March 31, 2009 and $84 for the three months ended March 31, 2008.

A slightly lower volume of credit card accounts, transactions and merchant transactions resulted in credit card fees of $625 for the three months ended March 31, 2009. This was a decrease of $12, or 1.88%, when compared with the $637 total reported for the same period last year.

Trust fees, at $276, were down by $27, or 8.91%, from the $303 earned in the first quarter of 2008. Trust income varies depending on the number of Trust accounts, the types of accounts under management and financial market conditions. The decline in Trust fees is attributable to a combination of all three factors. The financial markets have declined significantly during 2008 and 2009, negatively affecting income. In addition, there are fewer accounts under management. The mix of account types also affected Trust fees during the quarter.

Other income is income that cannot be classified in another category. Some examples include net gains from the sales of fixed assets, rent from foreclosed properties, income from the increase in the cash value of life insurance and revenue from investment and insurance sales. Other income for the three months ended March 31, 2009 was $249. This represents an increase of $28, or 12.67%, when compared with the three months ended March 31, 2008.

During the first quarter of 2008, the Company recognized $290 in a one-time gain from the initial public offering of Visa, Inc. When the credit card processor went public, the Company was required to sell a portion of its Class B shares. This gain, offset by losses in called investment securities, was the source of the relative high level of realized securities gains for the three months ended March 31, 2008. Realized securities gains for the three months ended March 31, 2009 were $80, as compared with $283 for the same period in 2008.

Noninterest Expense

	Three Months ended
	March 31, 2009	March 31, 2008	Percent Change
Salaries and employee benefits	$2,831	$2,857	(0.91)%
Occupancy, furniture and fixtures	469	456	2.85%
Data processing and ATM	322	349	(7.74)%
Credit card processing	463	460	0.65%

Intangibles amortization	278	284	(2.11)%
Net costs of other real estate owned	60	14	328.57%
Other operating expenses	1,207	1,037	16.39%

Salary and benefits expense decreased 0.91%, from $2,857 for the three months ended March 31, 2008 to $2,831 for the three months ended March 31, 2009. The Company has made a concerted effort to control these costs.

Occupancy, furniture and fixtures expense was $469 for the three months ended March 31, 2009, an increase of $13, or 2.85%, from the same period last year. The small increase reflects the Company’s emphasis on containing controllable expenses.

Data processing and ATM expense was $322 for the three months ended March 31, 2009, a decrease of $27, or 7.74% from the three months ended March 31, 2008. In the first quarter of 2008, the Company had higher data processing costs associated with branch capture and merchant capture projects.

Credit card processing expense was $463 for the three months ended March 31, 2009, a slight increase of $3 from the total for the three months ended March 31, 2008. This expense is driven by volume and other factors such as merchant discount rates and is subject to a degree of variability.

The expense for intangibles and goodwill amortization is related to acquisitions. There were no acquisitions in the past year, and certain expenses have been fully amortized. This accounts for the decline from $284 for the three months ended March 31, 2008 to $278 for the three months ended March 31, 2009.

Net costs of other real estate owned have increased from $14 for the three months ended March 31, 2008 to $60 for the three months ended March 31, 2009. This expense category varies with the number of other real estate owned properties and the expenses associated with each, and it has increased in 2009 as the total of other real estate owned has grown.

The category of other operating expenses includes noninterest expense items such as franchise taxes, professional services, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses for the three months ended March 31, 2009 were $1,207. This reflects an increase of $170, or 16.39%, when compared with the same period in 2008.

The majority of the growth in other operating expenses is attributable to an increase of $100 in Federal Deposit Insurance Corporation Deposit Insurance Fund premiums. As the impact of the financial crisis on the banking industry worsens, this expense will increase in the future. FDIC has announced an emergency special assessment on insured banks, payable on June 30. However, this amount and terms of the assessment are still being discussed and have not yet been finalized.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	March 31, 2009	December 31, 2008	Percent Change
Interest-bearing deposits	$41,121	$21,440	91.80%
Securities available for sale	160,767	157,291	2.21%
Securities held to maturity	125,712	124,076	1.32%
Mortgage loans held for sale	1,091	386	182.64%
Real estate construction loans	61,145	56,063	9.06%
Real estate mortgage loans	163,518	148,816	9.88%
Commercial and industrial loans	245,170	225,806	8.58%
Loans to individuals	104,412	108,908	(4.13)%
Total Assets	960,824	899,462	6.82%

Liabilities and stockholders equity
Noninterest-bearing demand deposits	$108,918	$112,608	(3.28)%
Interest-bearing demand deposits	274,840	243,409	12.91%
Savings deposits	46,617	45,796	1.79%
Time deposits	409,453	381,961	7.20%
Other borrowings	53	297	(82.15)%
Stockholders’ equity	113,111	108,585	4.17%

Securities

The total amortized cost of securities available for sale and securities held to maturity at March 31, 2009 was $302,773 and total fair value was $299,184. At March 31, 2009 the Company held individual securities with a total fair value of $102,933 that had a total unrealized loss of $8,947. Of this total, securities with a fair value of $19,524 and unrealized loss of $5,011 have been in a continuous loss position for 12 months or more. Management considers the decline in fair value in the securities portfolio to be a temporary impairment. Management’s evaluation is based largely on the following considerations:

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

•	The Company has the intent and ability to hold its investments to maturity or until costs are recovered. Several temporarily impaired securities will mature in the short to intermediate term.

Management regularly monitors the quality of the securities portfolio, and management closely follows the uncertainty in the economy and the volatility in financial markets. The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances.

Loans

	March 31, 2009	December 31, 2008	Percent Change
Real estate construction	$58,645	$60,798	(3.54)%
Real estate mortgage	164,684	162,757	1.18%
Commercial and industrial	249,925	246,218	1.51%
Loans to individuals	102,533	106,907	(4.09)%
Total loans	$575,787	$576,680	(0.15)%

The Company’s total loans declined slightly from $576,680 at year-end 2008 to $575,787 at March 31, 2009. The $893, or 0.15%, decrease, is the result of a decline in the commercial and industrial and loans to individuals categories, partially offset by growth in the real estate mortgage and real estate construction categories.

Among the four loan categories, real estate construction loans have experienced the greatest percentage of growth. At December 31, 2008 there was $246,218 in real estate construction loans, and at March 31, 2009 the total increased 1.51% to $249,925. Real estate mortgage loans were at $164,684 at March 31, 2009 and $162,757 at December 31, 2008, an increase of $1,927, or 1.18%. Because of the nature of real estate construction loans, a portion of the increase in that category is seasonal. It is NBB’s policy to require a commitment for permanent mortgage financing from a secondary market mortgage lender prior to approving a residential construction loan. NBB converts most commercial real estate construction loans to permanent commercial and industrial loans.

The commercial and industrial loans category has declined from $60,798 at December 31, 2008 to $58,645 at the end of the first quarter of 2009. This decline is the result of lower loan demand in a slower economy.

The 4.09% decline in loans to individuals continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers.

Deposits

	March 31, 2009	December 31, 2008	Percent Change
Noninterest-bearing demand deposits	$112,473	$109,630	2.59%
Interest-bearing demand deposits	285,218	256,416	11.23%
Saving deposits	49,178	45,329	8.49%
Time deposits	410,960	406,473	1.10%
Total deposits	$857,829	$817,848	4.89%

Total deposits have increased by 4.89%, from $817,848 at December 31, 2008 to $857,829 at March 31, 2009. The growth was internally generated and was not the result of acquisitions. Each of the deposit categories has grown since year-end, with interest-bearing demand deposits increasing at the highest rate, up by 11.23%, from $256,416 at December 31, 2008 to $285,218. A portion of the increase in total deposits is attributable to a higher level of municipal deposits. Many customers are also seeking the safety of insured deposits when other forms of investments are uncertain and volatile.

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

Net cash provided by operating activities for the three months ended March 31, 2009 was $4,343, which compares to $4,070 for the three months ended March 31, 2008.

Net cash used in investing activities in the three months ended March 31, 2009 was $47,034, compared to $19,938 for the three months ended March 31, 2008.

Net cash provided by financing activities for the three months ended March 31, 2009 was $39,978, compared to $18,286 provided by financing activities in the same period last year.

NBB has been able to readily attract deposits at reasonable rates, particularly from local governments in its market area. NBB has long had an internal policy targeting the loan to deposit ratio in the 65% to 75% range. At March 31, 2009 it was 67.0%. In addition, management maintains a reasonable percentage of the laddered investment portfolio in investments that are categorized as available for sale. These factors, together with those cited above, contribute to the Company’s sound levels of liquidity.

At March 31, 2009, management is unaware of any commitment or trend that would have a material effect on liquidity.

Capital Resources

Total stockholders’ equity at March 31, 2009 was $113,556, an increase of $3,448 from December 31, 2008. The Tier I and Tier II risk-based capital ratios at March 31, 2009 were 15.78% and 16.71%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

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

NBB sells mortgages on the secondary market for which there are recourse agreements should the borrower default.

There were no material changes in these off-balance sheet arrangements during the first three months of 2009, except for regular and normal seasonal fluctuations in loan commitment totals.

Contractual Obligations

The Company had no capital lease or purchase obligations at March 31, 2009. Operating lease obligations and long-term debt were not material at the end of the first quarter of 2009 and have not changed materially from that which was disclosed in the Company’s 2008 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2008 in the Company’s 2008 Form 10-K.

Item 4.	Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2009 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2008 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Item 2 of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase stock during the first quarter of 2009.

Item 3.	Defaults Upon Senior Securities

None for the three months ended March 31, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

DATE: May 6, 2009	/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Authorized Officer)

DATE: May 6, 2009	/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)

*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)

*	Indicates a management contract or compensatory plan.

Exhibit 31(i)

CERTIFICATIONS

I, James G. Rakes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Bankshares, Inc.;

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

Date: May 6, 2009

/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Principal Executive Officer)

Exhibit 31(ii)

CERTIFICATIONS

I, David K. Skeens, certify that:

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

Date: May 6, 2009

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2009, I, James G. Rakes, President and Chief Executive Officer (Principal Executive Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)   such Form 10-Q for the quarter ended March 31, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended March 31, 2009, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Principal Executive Officer) May 6, 2009

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2009, I, David K. Skeens, Treasurer and Chief Financial Officer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)   such Form 10-Q for the quarter ended March 31, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended March 31, 2009, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) May 6, 2009