Form 10-Q
period 2009-06-30
NATIONAL BANKSHARES INC
filed 2009-08-05
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at July 31, 2009 6,933,474

(This report contains 35 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Financial Information

Item 1. Financial Statements

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
$ in thousands, except share data	2009	2008
Assets
Cash and due from banks	$15,039	$16,316
Interest-bearing deposits	37,692	29,656
Securities available for sale, at fair value	169,768	147,227
Securities held to maturity (fair value approximates $133,923 at June 30, 2009 and $117,277 at December 31, 2008)	136,515	117,772
Mortgage loans held for sale	1,490	348
Loans:
Real estate construction loans	49,489	60,798
Real estate mortgage loans	165,309	162,757
Commercial and industrial loans	260,191	246,218
Loans to individuals	102,237	106,907
Total loans	577,226	576,680
Less unearned income and deferred fees	(1,090)	(1,123)
Loans, net of unearned income and deferred fees	576,136	575,557
Less: allowance for loan losses	(6,284)	(5,858)
Loans, net	569,852	569,699
Bank premises and equipment, net	10,874	11,204
Accrued interest receivable	6,518	5,760
Other real estate owned, net	1,869	1,984
Intangible assets and goodwill, net	13,168	13,719
Other assets	21,977	21,689
Total assets	$984,762	$935,374

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$117,194	$109,630
Interest-bearing demand deposits	286,065	256,416
Savings deposits	48,998	45,329
Time deposits	409,605	406,473
Total deposits	861,862	817,848
Other borrowed funds	49	54
Accrued interest payable	558	655
Other liabilities	7,314	6,709
Total liabilities	869,783	825,266

		continued

Stockholders' Equity
Preferred stock of no par value.
Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock of $1.25 par value.
Authorized 10,000,000 shares; issued and outstanding 6,933,474 shares in 2009 and 6,929,474 in 2008	8,667	8,662
Retained earnings	109,307	105,356
Accumulated other comprehensive (loss), net	(2,995)	(3,910)
Total stockholders' equity	114,979	110,108
Total liabilities and stockholders' equity	$984,762	$935,374

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended June 30, 2009 and 2008

(Unaudited)

	June 30,	June 30,
$ in thousands, except share and per share data	2009	2008
Interest Income
Interest and fees on loans	$9,392	$9,133
Interest on interest-bearing deposits	26	129
Interest on securities – taxable	1,605	1,739
Interest on securities – nontaxable	1,688	1,471
Total interest income	12,711	12,472

Interest Expense
Interest on time deposits $100,000 or more	1,493	1,515
Interest on other deposits	2,781	3,297
Interest on borrowed funds	---	3
Total interest expense	4,274	4,815
Net interest income	8,437	7,657
Provision for loan losses	278	135
Net interest income after provision for loan losses	8,159	7,522

Noninterest Income
Service charges on deposit accounts	837	804
Other service charges and fees	83	78
Credit card fees	712	736
Trust income	261	319
Bank owned life insurance income	172	141
Other income	117	167
Realized securities (losses), net	(10)	(18)
Total noninterest income	2,172	2,227

Noninterest Expense
Salaries and employee benefits	2,794	2,746
Occupancy, furniture and fixtures	425	435
Data processing and ATM	314	329
FDIC insurance	885	22
Credit card processing	538	564
Intangibles amortization	273	279
Net costs of other real estate owned	11	(2)
Franchise taxes	273	270
Other operating expenses	667	663
Total noninterest expense	6,180	5,306
Income before income tax expense	4,151	4,443
Income tax expense	794	974
Net Income	$3,357	$3,469

		continued

Net income per share - basic	$0.48	$0.50
- diluted	$0.48	$0.50
Weighted average number of common
shares outstanding - basic	6,932,023	6,925,526
- diluted	6,945,161	6,931,372
Dividends declared per share	$0.41	$0.39

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Six Months Ended June 30, 2009 and 2008

(Unaudited)

	June 30,	June 30,
($ in thousands, except share and per share data)	2009	2008
Interest Income
Interest and fees on loans	$18,854	$18,486
Interest on interest-bearing deposits	50	390
Interest on securities – taxable	3,166	3,449
Interest on securities – nontaxable	3,219	2,858
Total interest income	25,289	25,183

Interest Expense
Interest on time deposits $100,000 or more	2,984	3,179
Interest on other deposits	5,701	7,039
Interest on borrowed funds	1	4
Total interest expense	8,686	10,222
Net interest income	16,603	14,961
Provision for loan losses	648	235
Net interest income after provision for loan losses	15,955	14,726

Noninterest Income
Service charges on deposit accounts	1,641	1,572
Other service charges and fees	156	162
Credit card fees	1,337	1,373
Trust income	537	622
Bank owned life insurance income	353	303
Other income	185	226
Realized securities gains, net	70	265
Total noninterest income	4,279	4,523

Noninterest Expense
Salaries and employee benefits	5,625	5,603
Occupancy, furniture and fixtures	894	891
Data processing and ATM	636	678
FDIC insurance	1,006	43
Credit card processing	1,001	1,024
Intangibles amortization	551	562
Net costs of other real estate owned	71	12
Franchise taxes	445	411
Other operating expenses	1,581	1,539
Total noninterest expense	11,810	10,763
Income before income tax expense	8,424	8,486
Income tax expense	1,680	1,836
Net Income	$6,744	$6,650

		continued

Net income per share - basic	$0.97	$0.96
- diluted	$0.97	$0.96
Weighted average number of common
shares outstanding - basic	6,930,756	6,931,729
- diluted	6,940,011	6,939,325
Dividends declared per share	$0.41	$0.39

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2009 and 2008

(Unaudited)

$ in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Comprehensive Income	Total

Balances at December 31, 2007	$8,690	$97,810	$(1,700)		$104,800
Net income	---	6,650	---	$6,650	6,650
Dividends $0.39 per share	---	(2,702)	---	---	(2,702)
Exercise of stock options	5	41	---	---	46
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of income tax $(365)	---	---	---	(677)	---
Reclass adjustment, net of tax $(85)	---	---	---	(159)	---
Other comprehensive loss, net of tax $(450)	---	---	(836)	(836)	(836)
Comprehensive income	---	---	---	$5,814	---
Effect of changing pension plan measurement date pursuant to SFAS No. 158	---	(45)	3	---	(42)
Stock repurchase	(36)	(526)	---	---	(562)
Balances at June 30, 2008	$8,659	$101,228	$(2,533)		$107,354

Balances at December 31, 2008	$8,662	$105,356	$(3,910)		$110,108
Net income	---	6,744	---	$6,744	6,744
Dividends $0.41 per share	---	(2,843)	---	---	(2,843)
Exercise of stock options	5	50	---	---	55
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale, net of income tax $512	---	---	---	951	---
Reclass adjustment, net of tax $(19)	---	---	---	(36)	---
Other comprehensive income, net of tax $493	---	---	915	915	915
Comprehensive income	---	---	---	$7,659	---
Balances at June 30, 2009	$8,667	$109,307	$(2,995)		$114,979

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2009 and 2008

(Unaudited)

	June 30,	June 30,
$ in thousands	2009	2008
Cash Flows from Operating Activities
Net income	$6,744	$6,650
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	648	235
Depreciation of bank premises and equipment	462	495
Amortization of intangibles	551	562
Amortization of premiums and accretion of discounts, net	178	122
(Gains) on sales and calls of securities available for sale, net	(58)	(244)
(Gains) on calls of securities held to maturity, net	(12)	(21)
(Gains) losses on other real estate owned	44	(5)
Net change in:
Mortgage loans held for sale	(1,142)	(297)
Accrued interest receivable	(758)	(259)
Other assets	(742)	(3,139)
Accrued interest payable	(97)	(176)
Other liabilities	605	53
Net cash provided by operating activities	6,423	3,976

Cash Flows from Investing Activities
Net change interest-bearing deposits	(8,036)	27,042
Proceeds from calls, principal payments, sales and maturities of securities available for sale	15,414	12,659
Proceeds from calls, principal payments and maturities of securities held to maturity	28,231	17,609
Purchases of securities available for sale	(36,644)	(15,033)
Purchases of securities held to maturity	(47,024)	(32,350)
Purchases of loan participations	(13)	(363)
Collections of loan participations	596	326
Loan originations and principal collections, net	(1,612)	(11,338)
Proceeds from disposal of other real estate owned	267	49
Recoveries on loans charged off	32	95
Purchase of bank premises and equipment	(132)	(143)
Net cash used in investing activities	(48,921)	(1,447)

Cash Flows from Financing Activities
Net change in other deposits	40,882	30,346
Net change in time deposits	3,132	(25,572)
Net change in other borrowed funds	(5)	(5)
Stocks options exercised	55	46
Cash dividends	(2,843)	(2,702)
Common stock repurchased	---	(562)
Net cash provided by financing activities	41,221	1,551
Net change in cash and due from banks	(1,277)	4,080
Cash and due from banks at beginning of period	16,316	16,324

Cash and due from banks at end of period		$15,039	$20,404

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds		$8,783	$10,398
Income taxes paid		$2,169	$1,984

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses		$254	$282
Loans transferred to other real estate owned		$196	$15
Unrealized gains (losses) on securities available for sale		$1,408	$(1,286)
Capital reduction due to change in pension measurement date	$	---	$63

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

($ in thousands, except share and per share data)

Note (1) General

The consolidated financial statements of National Bankshares, Inc. (NBI) and its wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and National Bankshares Financial Services, Inc. (NBFS) (collectively, the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company's 2008 Form 10-K. The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note (2) Stock-Based Compensation

The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of NBI and its subsidiaries an opportunity to acquire shares of NBI common stock. The Plan terminated on March 9, 2009. The purpose of the 1999 Stock Option Plan was to promote the success of NBI and its subsidiaries by providing an incentive to key employees that enhanced the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 500,000 shares of NBI common stock could be granted. The 1999 Stock Option Plan limited the maximum term of any option granted to ten years, stated that options could be granted at not less than fair market value on the date of the grant and contained certain other limitations on the exercisability of incentive stock options. There were no nonvested options outstanding at June 30, 2009.

Compensation expense is calculated using the Black-Scholes model and is amortized over the requisite service period using the straight-line method. There have been no grants of stock options in 2009.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	113,500	$21.84
Granted	---	---
Exercised	4,000	13.58
Forfeited or expired	---	---
Outstanding at June 30, 2009	109,500	$22.14	5.74	$207
Exercisable at June 30, 2009	109,500	$22.14	5.74	$207

Because no options have been granted in 2009 and all options were fully vested at December 31, 2008, there is no expense included in net income.

During the six months ended June 30, 2009 and 2008, there were no stock options granted. During the six months ended June 30, 2009, options for 4,000 shares of stock with an intrinsic value of $42 were exercised.

Note (3)           Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

	Six Months ended June 30,		Year ended December 31,
$ in thousands, except % data	2009	2008	2008
Balance at beginning of period	$5,858	$5,219	$5,219
Provision for loan losses	648	235	1,119
Loans charged off	(254)	(282)	(611)
Recoveries	32	95	131
Balance at the end of period	$6,284	$5,267	$5,858
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.09%	0.98%	1.02%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees1.	0.08%	0.07%	0.09%
Ratio of allowance for loan losses to nonperforming loans2.	230.27%	239.41%	439.46%

1.	Net charge-offs are on an annualized basis.
2.	The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days or more past due and still accruing are excluded.

	June 30,		December 31,
$ in thousands, except % data	2009	2008	2008
Nonperforming assets:
Nonaccrual loans	$2,729	$2,200	$1,333
Restructured loans	---	---	---
Total nonperforming loans	2,729	2,200	1,333
Foreclosed property	1,869	234	1,984
Total nonperforming assets	$4,598	$2,434	$3,317
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	0.80%	0.46%	0.57%

	June 30,			December 31,
$ in thousands, except % data	2009		2008		2008
Loans past due 90 days or more and still accruing		$1,746		$1,159		$1,127
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.30%		0.22%		0.20%
Impaired loans
Total impaired loans		$4,664		$2,200		$3,576
Impaired loans with a valuation allowance		$3,636	$	---		$2,548
Valuation allowance		(1,128)		---		(679)
Impaired loans, net of allowance		$2,508	$	---		$1,869
Impaired loans with no valuation allowance		$1,028		$2,200		$1,028
Average recorded investment in impaired loans		$4,674		$1,556		$3,790
Income recognized on impaired loans		$85	$	---		$140
Amount of income recognized on a cash basis	$	---	$	---	$	---

There were no nonaccrual loans excluded from impaired loan disclosure under SFAS 114 at June 30, 2009.

Note (4) Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of June 30, 2009 are as follows:

	June 30, 2009
$ in thousands	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for sale:
U.S. Treasury	$2,022	$127	$	---	$2,149
U.S. Government agencies and corporations	42,194	426		686	41,934
State and political subdivisions	78,508	1,289		1,265	78,532
Mortgage-backed securities	19,405	640		---	20,045
Corporate debt securities	23,973	270		1,567	22,676
Federal Reserve Bank stock-restricted	92	---		---	92
Federal Home Loan Bank stock-restricted	1,677	---		---	1,677
Other securities	2,866	---		203	2,663
Total securities available for sale	$170,737	$2,752		$3,721	$169,768

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of June 30, 2009 are as follows:

	June 30, 2009
$ in thousands	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to maturity:
U.S. Government agencies and corporations	$30,491	$411	$294	$30,608
State and political subdivisions	95,725	1,047	3,240	93,532
Mortgage-backed securities	1,629	55	---	1,684
Corporate debt securities	8,670	86	657	8,099
Total securities held to maturity	$136,515	$1,599	$4,191	$133,923

Information pertaining to securities with gross unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2009
	Less Than 12 Months		12 Months or More
$ in thousands	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U.S. Government agencies and corporations	$44,703	$980	$	---	$	---
State and political subdivisions	58,471	3,022		13,460		1,484
Mortgage-backed securities	6	---		1		---
Corporate debt and other securities	---	---		17,729		2,426
Total temporarily impaired securities	$103,180	$4,002		$31,190		$3,910

	December 31, 2008
	Less Than 12 Months		12 Months or More
$ in thousands	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U.S. Government agencies and corporations	$995	$4	$	---	$	---
State and political subdivisions	54,480	2,533		1,000		2
Mortgage-backed securities	1,309	9		635		3
Corporate debt securities	13,786	851		12,046		3,255
Other securities	---	---		492		96
Total temporarily impaired securities	$70,570	$3,397		$14,173		$3,356

The Company had 188 securities with a fair value of $134,370 which were temporarily impaired at June 30, 2009. The total unrealized loss on these securities was $7,912. Of the temporarily impaired total, 56 securities with a fair value of $31,481 and an unrealized loss of $3,910 have been in a continuous loss position for twelve months or more.

A security is impaired when its fair value is less than its amortized cost basis. In determining that its impaired securities were temporarily, and not other-than-temporarily, impaired at June 30, 2009, the Company considered the following factors:

•	The Company does not intend to sell any impaired security.
•	It is more likely than not that the Company will not be required to sell any impaired security before recovering its amortized cost basis.
•	The amortized cost basis of each impaired security does not exceed the present value of its expected cash flows.

Significant volatility and increased risk in the financial markets have been associated with the recent economic downturn. The increase in financial market credit risk affects the Company in the same way as it affects other institutional and individual investors. The Company’s investment portfolio includes corporate bonds. If, because of economic hardships, the issuing firms were to default, there could be a delay in the payment of interest or bond principal, or there could be a loss of principal. To date, there have been no defaults in any of the corporate bonds held in the investment portfolio. The Company also holds a large number of municipal bonds. A prolonged and deep recession could negatively impact the ability of states and municipalities to make scheduled principal and interest payments on their outstanding indebtedness. If tax revenues and other sources of income decline, states and municipalities could default on their bonds. Again, this risk is hypothetical, since there have been no defaults among the municipal bonds in the Company’s portfolio.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully follow any changes in bond quality, particularly through these challenging times for our nation’s economy. Refer to “Securities” in this report for additional information.

Note (5) Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after

June 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Six Months ended June 30,
$ in thousands	2009	2008
Service cost	$176	$214
Interest cost	330	308
Expected return on plan assets	(264)	(333)
Amortization of prior service cost	(50)	(50)
Amortization of net obligation at transition	(6)	(7)
Recognized net actuarial loss	168	77
Net periodic benefit cost	$354	$209

Employer Contributions

NBI’s required minimum pension plan contribution for 2009 is $318. The contribution is being paid in quarterly installments.

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities Available for Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, securities are classified within Level 2 of the valuation hierarchy and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s securities available for sale are considered to be Level 2 securities. The Company’s restricted investment in the equity of correspondent banks is carried at cost based in the redemption provisions of those entities and is therefore excluded from the table below.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.

		Fair Value Measurements at June 30, 2009 Using
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$167,999	$	---	$167,999	$	---

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

Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2009, the entire balance of loans held for sale was recorded at its cost.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis during the period.

			Carrying Value at June 30, 2009
Description	Balance as of June 30, 2009		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans net of valuation allowance	$2,508	$	---	$	---	$2,508

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS 157.

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

			Carrying Value at June 30, 2009
Description	Balance as of June 30, 2009		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned net of valuation allowance	$710	$	---	$	---	$710

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at June 30, 2009, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2009
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$15,039	$15,039
Interest-bearing deposits	37,692	37,692
Securities	306,283	303,691
Mortgage loans held for sale	1,490	1,490
Loans, net	569,852	575,270
Accrued interest receivable	6,518	6,518
Financial liabilities:
Deposits	$861,862	$868,396
Other borrowed funds	49	49
Accrued interest payable	558	558

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
•

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency and the Federal Reserve Board, and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA) and other financial reform legislation,

•	unanticipated increases in the level of unemployment in the Company’s trade area,
•	the quality or composition of the loan and/or investment portfolios,
•	demand for loan products,
•	deposit flows,
•	competition,
•	demand for financial services in the Company’s trade area,
•	the real estate market in the Company’s trade area,
•	the Company’s technology initiatives, and
•	applicable accounting principles, policies and guidelines.

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

There have been historic disruptions in the financial system in the United States during the past year, which have contributed to a severe global recession. While the Company has not been significantly negatively impacted during the recent economic crisis, a severe and prolonged downturn in the economy could impact the Company’s performance. The impact could be direct, by affecting revenues and the value of the Company’s assets and liabilities, or it could be indirect, by affecting the economy generally. The Company’s markets to date have not been dramatically affected by the large declines in real estate values that have affected other geographic areas of the country. Therefore, the Company has not experienced significant write-downs of asset values. If the recession results in unanticipated increases in the rate of unemployment in the Company’s trade area, there could be an adverse effect on the level of the Company’s loan delinquencies and an increase in real estate foreclosures. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to some financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. Although there have been some recent encouraging signs of economic recovery, it is not yet clear what the ultimate impact of liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or other programs that may be initiated in the future will be on financial markets and the financial services industry. A deep and extended U. S. or global recession could have an adverse effect on all financial institutions, including the Company.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and are estimable and (ii) SFAS 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions”(SFAS 147). SFAS 147 amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement of Financial Accounting Standards No. 141, “Business Combinations,”and SFAS 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of SFAS 147 do not apply to transactions between two or more mutual enterprises. In addition, SFAS 147 amends Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of

Long-Lived Assets,”to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used. The Company has determined that the acquisitions that generated the intangible assets on the consolidated balance sheets in the amount of $9,958 and $10,912 at December 31, 2003 and 2002, respectively, did not constitute the acquisition of a business, and therefore will continue to be amortized.

Overview

National Bankshares, Inc. (NBI) is a financial holding company incorporated under the laws of Virginia. Located in southwest Virginia, NBI has two wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and National Bankshares Financial Services, Inc. (NBFS). The National Bank of Blacksburg, which does business as National Bank from twenty-five office locations, is a community bank. NBB is the source of nearly all of the Company’s revenue. National Bankshares Financial Services, Inc. does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

National Bankshares, Inc. common stock is listed on the NASDAQ Capital Market and is traded under the symbol “NKSH.” On June 29, 2009, National Bankshares, Inc. was included in the Russell Investments Russell 3000 and Russell 2000 Indexes. The Russell 3000 Index, which is reconstituted annually, is made up of the 3,000 largest U.S. Companies, as calculated using market capitalization. The Russell 2000 is the subset of the Russell 3000 that represents the small cap portion of the Index. Inclusion in the Russell Index may help raise awareness of the Company among institutional investors and the investment community.

Performance Summary

The following table shows NBI’s key performance ratios for the six months ended June 30, 2009 and year ended December 31, 2008.

	June 30, 2009	December 31, 2008
Return on average assets	1.40%	1.51%
Return on average equity	11.92%	12.52%
Net interest margin (1)	4.09%	4.12%
Noninterest margin (2)	1.58%	1.46%
Basic net earnings per share	$0.97	$1.96
Fully diluted net earnings per share	$0.97	$1.96

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest income (excluding securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

The return on average assets for the six months ended June 30, 2009 was 1.40%, a decline of 11 basis points from 1.51% for the year ended December 31, 2008, as internally generated asset growth increased at a faster rate than earnings. The return on average equity declined from 12.52% for the year ended December 31, 2008 to 11.92% for the six months ended June 30, 2009. Return on average equity declined because the Company’s equity, mostly from retained earnings, grew at a faster rate than earnings. As discussed below, higher costs for Federal Deposit Insurance Corporation Deposit Insurance Fund premiums had a negative effect on the Company’s earnings for the first six months in 2009. The total of FDIC premiums for the first two quarters of 2009 was $1,006, as compared with $43 for the same period of 2008. In the second quarter of 2009, the total of FDIC premiums was $885, as compared with $22 in the second quarter of 2008. The net interest margin, at 4.09%, was 3 basis points lower than the 4.12% at year-end. Despite the slight decline, the net interest margin remained at a healthy level for the second quarter of 2009.

Although the net interest margin of 4.09% at June 30, 2009 remained healthy and underlying earnings were strong, the Company’s earnings for the second quarter of 2009 were negatively affected by a significant increase in Federal Deposit Insurance Corporation Deposit Insurance Fund premiums. The FDIC imposed a special assessment of five basis points of total NBB assets less Tier 1 Capital at June 30, 2009. The special assessment was imposed to increase the Deposit Insurance Fund’s reserve ratio, which has been impacted by an increased number of bank failures. In addition, because of higher deposit totals and because FDIC utilized a new premium calculation formula, NBB had a higher level of regular quarterly Deposit Insurance Fund premiums in the second quarter of 2009.

Growth

The following table shows the Company’s key growth indicators:

	June 30, 2009	December 31, 2008	Percent Change
Securities	$306,283	$264,999	15.58%
Loans, net	569,852	569,699	0.03%
Deposits	861,862	817,848	5.38%
Total assets	984,762	935,374	5.28%

Securities, deposits and total assets all grew in the first six months of 2009. Net loans remained essentially the same as at December 31, 2008. Growth in deposits came from municipalities and also from individual customers, as they sought safety of principal and avoided more volatile market investments.

Asset Quality

Key asset quality indicators are shown below:

	June 30, 2009	December 31,2008
Nonperforming loans	$2,729	$1,333
Loans past due 90 days or more	1,746	1,127
Other real estate owned	1,869	1,984
Allowance for loan losses to loans	1.09%	1.02%
Net charge-off ratio	0.08%	0.09%

Nonperforming loans at June 30, 2009, all of which were nonaccrual loans, were $2,729, or 0.47% of loans net of unearned income. Nonperforming loans increased by $1,396 over the $1,333 reported on December 31, 2008. Loans past due 90 days or more at the end of the second quarter of 2009 were $1,746, up $619 from the total at year-end and were 0.30% of loans net of unearned income. Although the totals of nonperforming loans and loans past due 90 days or more have grown when compared with year-end, the ratio of both to total loans remained low when compared with peers and is consistent with the Company’s conservative underwriting policies. If the economic downturn worsens in the Company’s market area, it is realistic to expect further increases in nonperforming and past due loans.

The Company has increased the allowance for loan losses to account for growth in the loan portfolio, the increase in nonperforming loans and the higher potential risk in the loan portfolio that accompanies a recessionary environment. The ratio of the allowance for loan losses to loans increased from 1.02% at December 31, 2008 to 1.09% at June 30, 2009.

Net Interest Income

Net interest income for the first six months of 2009 was $16,603, an increase of $1,642, or 10.98%, when compared with the same period in 2008. This net increase is attributable to a decrease of $1,536 in interest expense and an increase in interest income of $106. As compared with the first six months of 2008, the lower interest rate environment in the first half of 2009 caused the Company’s yield on earning assets to decline. However, a higher volume of earning assets resulted in the $106 increase in total interest income for the six months ended June 30, 2009. Despite an increase in total deposits when June 30, 2009 and June 30, 2008 are compared, as noted above, total interest expense dropped by $1,536. This decline is attributable to a combination of lower interest rates and the Company’s conservative deposit pricing.

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

Interest rates continue at historic lows, and low and stable interest rates benefit the Company. Offsetting the effect of low interest rates is the fact that some higher yielding securities in the Company’s investment portfolio may be called when rates are low and are replaced with securities yielding at the lower market rate.

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

Provision and Allowance for Loan Losses

The provision for loan losses for the six-month period ended June 30, 2009 was $648. The ratio of the allowance for loan losses to total loans at the end of the second three months of 2009 was 1.09%, which compares to 1.02% at December 31, 2008. The net charge-off ratio was 0.08% at June 30, 2009 and 0.09% at December 31, 2008.

During the second quarter of 2009, management added to the provision for loan losses in an amount it believed was prudent, given current economic conditions. Refer to the “Critical Accounting Policies” section of this report for more information related to the methodologies used to establish the Allowance for Loan Losses. The nonperforming loans total is made up of five nonaccrual loans, all of which have unliquidated collateral associated with them. Especially in this uncertain economic environment, loan quality indicators are closely monitored, and management regularly evaluates the sufficiency of the allowance for loan losses.

Noninterest Income

	Six Months ended
	June 30, 2009	June 30, 2008	Percent Change
Service charges on deposit accounts	$1,641	$1,572	4.39%
Other service charges and fees	156	162	(3.70)%
Credit card fees	1,337	1,373	(2.62)%
Trust fees	537	622	(13.67)%
Bank owned life insurance income	353	303	16.50%
Other income	185	226	(18.14)%
Realized securities gains	70	265	(73.58)%

Service charges on deposit accounts totaled $1,641 for the six months ended June 30, 2009. This is an increase of $69, or 4.39%, from the same period of 2008. This category is affected by the number of deposit accounts, the level of service charge fees and the number of checking account overdrafts. The growth resulted from an increase in the level of service charge fees. Of the $69 increase in service charges on deposit accounts, $57 is attributable to higher account overdraft and ATM fees. These fees were increased in late 2008.

Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit rent, fees for letters of credit and the income earned from commission on the sale of credit life, accident and health insurance. These fees were $156 for the six months ended June 30, 2009, down by 3.70% from $162 for the six months ended June 30, 2008.

Credit card fees for the first six months of 2009 were $1,337. This was a decrease of $36, or 2.62%, when compared with the $1,373 total reported for the same period last year. Merchant transaction fees declined by $37 and credit card fees were $12 lower when the two periods are compared. This was offset by a $13 increase in fees attributable to debit card usage.

Trust fees, at $537, were down by $85, or 13.67%, from the $622 earned in the second quarter of 2008. Trust income varies depending on the number of Trust accounts, the types of accounts under management and financial market conditions. The decline in Trust fees is attributable to a combination of all three factors. The financial markets have declined significantly during 2008 and 2009, negatively affecting income. In addition, there are fewer accounts under management. The mix of account types also affected Trust fees during the quarter.

Noninterest income from bank owned life insurance increased $50, or 16.50%, to $353 for the six months ended June 30, 2009. The increase is due to an additional purchase of insurance in mid-2008.

Other income is income that cannot be classified in another category. Some examples include net gains from the sales of fixed assets, rent from foreclosed properties and revenue from investment and insurance sales. Other income for the six months ended June 30, 2009 was $185. This represents a decrease of $41, or 18.14%, when compared with the six months ended June 30, 2008. A substantial portion of the decline in other income comes from a $26 drop in NBFS income, when the first six months of 2008 and 2009 are compared. In addition, there was a $9 gain from the sale of repossessed automobiles in the first six months of 2008 that was not repeated in the same period in 2009.

During the first quarter of 2008, the Company recognized $290 in a one-time gain from the initial public offering of Visa, Inc. When the credit card processor went public, the Company was required to sell a portion of its Class B shares. This gain, offset by losses in called investment securities, was the source of the relative high level of realized securities gains for the six months ended June 30, 2008. Realized securities gains for the six months ended June 30, 2009 were $70, as compared with $265 for the same period in 2008. Realized securities gains in 2009 have come solely from gains in called securities.

Noninterest Expense

	Six Months ended
	June 30, 2009	June 30, 2008	Percent Change
Salaries and employee benefits	$5,625	$5,603	0.39%
Occupancy, furniture and fixtures	894	891	0.34%
Data processing and ATM	636	678	(6.19)%
FDIC insurance	1,006	43	2,239.53%
Credit card processing	1,001	1,024	(2.25)%
Intangibles amortization	551	562	(1.96)%
Net costs of other real estate owned	71	12	491.67%
Franchise taxes	445	411	8.27%
Other operating expenses	1,581	1,539	2.99%

Salary and benefits expense increased $22, or 0.39%, from $5,603 for the six months ended June 30, 2008 to $5,625 for the six months ended June 30, 2009. The Company has made a concerted effort to control salary costs.

Occupancy, furniture and fixtures expense was $894 for the six months ended June 30, 2009, an increase of $3, or 0.34%, from the same period last year. The small increase reflects the Company’s emphasis on containing controllable expenses. On June 30, 2009, NBB consolidated its Fincastle branch office in Tazewell, Virginia with a nearby office. The Fincastle Office was located in a larger building which had housed operations functions which were previously consolidated at NBB’s Hethwood Operations Center in Blacksburg, Virginia or which had been replaced by branch capture. Employees at the Fincastle Office were reassigned to other locations. The Company does not expect to realize immediate and meaningful cost savings from the closing of the Fincastle Office, but expects that it will result in future expense reduction.

Data processing and ATM expense was $636 for the six months ended June 30, 2009, a decrease of $42, or 6.19% from the six months ended June 30, 2008. During the first half of 2008, the Company had higher data processing costs associated with branch capture and merchant capture projects.

As previously discussed, when June 30, 2008 and June 30, 2009 are compared, there was a significant increase in premiums for the Federal Deposit Insurance Corporation Deposit Insurance Fund. The total for the first six months last year was $43. This compares with $1,006 for the same period in 2009. The increase is a combination of an FDIC special assessment of five basis points of total NBB assets less Tier 1 Capital on June 30, 2009, and a higher level of regular quarterly premiums. The FDIC has published a final rule which allows it to impose additional special assessments of 5 basis points for the third and fourth quarters, if the FDIC estimates that the Deposit Insurance Fund reserve ratio falls to a level that would negatively affect public confidence in federal deposit insurance.

Credit card processing expense was $1,001 for the six months ended June 30, 2009, a decrease of $23, or 2.25% from the total for the six months ended June 30, 2008. This expense is driven by volume and other factors such as merchant discount rates and is subject to a degree of variability.

The expense for intangibles and goodwill amortization is related to acquisitions. There were no acquisitions in the past year, and certain expenses have been fully amortized. This accounts for the decline from $562 for the six months ended June 30, 2008 to $551 for the six months ended June 30, 2009.

Net costs of other real estate owned have increased from $12 for the six months ended June 30, 2008 to $71 for the six months ended June 30, 2009. This expense category varies with the number of other real estate owned properties and the expenses associated with each, and it has increased in 2009 as the total of other real estate owned has grown.

Bank franchise taxes have grown 8.27%, from $411 at June 30, 2008 to $445 at the end of the second quarter of 2009. State bank franchise taxes are based upon total assets, and assets have grown when compared with June 30, 2008.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses for the six months ended June 30, 2009 were $1,581. This reflects an increase of $42, or 2.73%, when compared with the same period in 2008.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	June 30, 2009	December 31, 2008	Percent Change
Interest-bearing deposits	$41,234	$21,440	92.32%
Securities available for sale	165,070	157,291	4.95%
Securities held to maturity	130,093	124,076	4.85%
Mortgage loans held for sale	1,031	386	167.10%
Real estate construction loans	58,249	56,063	3.90%
Real estate mortgage loans	164,148	148,816	10.30%
Commercial and industrial loans	251,447	225,806	11.36%
Loans to individuals	102,409	108,908	(5.97)%
Total assets	971,224	899,462	7.98%

Liabilities and stockholders equity
Noninterest-bearing demand deposits	$111,134	$112,608	(1.31)%
Interest-bearing demand deposits	279,689	243,409	14.90%
Savings deposits	47,734	45,796	4.23%
Time deposits	410,899	381,961	7.58%
Other borrowings	52	297	(82.49)%
Stockholders’ equity	114,050	107,963	5.64%

Securities

The total amortized cost of securities available for sale and securities held to maturity at June 30, 2009 was $307,252 and total fair value was $303,691. At June 30, 2009 the Company held individual securities with a total fair value of $134,370 that had a total unrealized loss of $7,912. Of this total, securities with a fair value of $31,190 and unrealized loss of $3,910 have been in a continuous loss position for 12 months or more. Management has determined that the decline in fair value in the securities portfolio to be a temporary impairment. Management’s evaluation is based largely on the following considerations:

•	The Company is not intending to sell any of the impaired securities.
•	In management’s opinion, it is unlikely that the Company will be required to sell any of the impaired securities before the Company recovers its amortized cost basis.
•	The amortized cost basis of each impaired security is not higher than the present value of its expected cash flows.

At June 30, 2009, there were no securities that management determined to be other than temporarily impaired.

Management regularly monitors the quality of the securities portfolio, and management closely follows the uncertainty in the economy and the volatility in financial markets. The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances.

Loans

	June 30, 2009	December 31, 2008	Percent Change
Real estate construction	$49,489	$60,798	(18.60)%
Real estate mortgage	165,309	162,757	1.57%
Commercial and industrial	260,191	246,218	5.68%
Loans to individuals	102,237	106,907	(4.37)%
Total loans	$577,226	$576,680	0.09%

The Company’s total loans increased slightly from $576,680 at year-end 2008 to $577,226 at June 30, 2009. The $546, or 0.09%, increase is the result of growth in the real estate mortgage and commercial and industrial loans categories, partially offset by declines in the real estate construction and loans to individual categories.

Commercial and industrial loans have grown by the greatest percentage, when the four categories of loans are compared. At December 31, 2008 the total of commercial and industrial loans, which includes commercial real estate loans, was $246,218, and at June 30, 2009, the total increased by $13,973, or 5.68%, to $260,191. The growth in commercial and industrial loans partially explains the $11,309, or 18.60%, decline in the total of real estate construction loans, from $60,798 at December 31, 2008 to $49,489 at June 30, 2009. Several commercial construction projects were completed during the first six months of 2009, and real estate construction loans were converted to permanent financing and then migrated to the commercial and industrial loans category. The economic downturn and the unwillingness of customers to begin new projects have also contributed to the drop in real estate construction loan totals at June 30, 2009. A substantial majority of the Company’s commercial and industrial loans are commercial real estate loans. The collateral securing these loans is diverse in nature and includes college student housing, motels, medical and other professional offices and retail buildings.

Real estate mortgage loans, at $165,309, have experienced a modest $2,552, or 1.57%, increase, when totals at December 31, 2008 and June 30, 2009 are compared.

The 4.37% decline in loans to individuals continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers.

Loan demand overall slowed during the second quarter of 2009, as both business and individual consumers appeared hesitant to borrow in an uncertain economic environment. This trend may continue until there are positive signs of a sustained recovery.

Deposits

	June 30, 2009	December 31, 2008	Percent Change
Noninterest-bearing demand deposits	$117,194	$109,630	6.90%
Interest-bearing demand deposits	286,065	256,416	11.56%
Saving deposits	48,998	45,329	8.09%
Time deposits	409,605	406,473	0.77%
Total deposits	$861,862	$817,848	5.38%

Total deposits have increased by 5.38%, from $817,848 at December 31, 2008 to $861,862 at June 30, 2009. The growth was internally generated and was not the result of acquisitions. Each of the deposit categories has grown since year-end, with interest-bearing demand deposits increasing at the highest rate, up by 11.56%, from $256,416 at December 31, 2008 to $286,065. A portion of the increase in total deposits is attributable to a higher level of municipal deposits. Many customers are also seeking the safety of insured deposits when other forms of investments are uncertain and volatile.

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

Net cash provided by operating activities for the six months ended June 30, 2009 was $6,423, which compares to $3,976 for the six months ended June 30, 2008.

Net cash used in investing activities in the six months ended June 30, 2009 was $48,921, compared to $1,447 for the six months ended June 30, 2008.

Net cash provided by financing activities for the six months ended June 30, 2009 was $41,221, compared to $1,551 provided by financing activities in the same period last year.

NBB has been able to readily attract deposits at reasonable rates, particularly from local governments in its market area. NBB has long had an internal policy targeting the loan to deposit ratio in the 65% to 75% range. At June 30, 2009 it was 66.85%. In addition, management maintains a reasonable percentage of the laddered investment portfolio in investments that are categorized as available for sale. These factors, together with those cited above, contribute to the Company’s sound levels of liquidity.

At June 30, 2009, management is unaware of any commitment or trend that would have a material effect on liquidity.

Capital Resources

Total stockholders’ equity at June 30, 2009 was $114,979, an increase of $4,871, or 4.42%, from the $110,108 December 31, 2008. The Tier I and Tier II risk-based capital ratios at June 30, 2009 were 15.78% and 16.73%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

Off-Balance Sheet Arrangements

In the normal course of business, NBB extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers. Standby letters of credit are also issued to NBB’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it can draw funds. A sale of loans or available for sale securities would also be an option.

NBB sells mortgages on the secondary market for which there are recourse agreements should the borrower default.

There were no material changes in these off-balance sheet arrangements during the first six months of 2009, except for regular and normal seasonal fluctuations in loan commitment totals.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at June 30, 2009. Operating lease obligations were not material at the end of the second quarter of 2009 and have not changed materially from that which was disclosed in the Company’s 2008 Form 10-K.

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

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2009 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2008 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase stock during the second quarter of 2009.

Item 3. Defaults Upon Senior Securities

None for the six months ended June 30, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

Three Class 1 Directors of the Company were elected for a term of three years each by a vote of the security holders.

(a)	This matter was submitted to a vote at the Company’s Annual Meeting of Stockholders held on April 14, 2009.

(b)	The name of each director elected at the meeting follows:

Lawrence J. Ball

Mary G. Miller

Glenn P. Reynolds

The name of each director whose term of office continued after the meeting follows:

Jack W. Bowling

Jack H. Harry

Jack M. Lewis

William A. Peery

James G. Rakes

James M. Shuler

(c)	The number of votes cast for or withheld from each nominee is provided below. There were no abstentions and no broker non-votes.

Election of Directors

Directors	Votes For	Votes Withheld
Lawrence J. Ball	6,521,614	74,801
Mary G. Miller	5,912,540	683,875
Glenn P. Reynolds	5,943,882	652,533

Item 5. Other Information

Subsequent Events

From June 30, 2009, the balance sheet date of this Form 10-Q, through the date of filing the Form 10-Q with the Securities and Exchange Commission on August 5, 2009, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provide evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Item 6. Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

DATE: August 5, 2009	/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Authorized Officer)

DATE: August 5, 2009	/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)

*	Indicates a management contract or compensatory plan.

Exhibit 31(i)

CERTIFICATIONS

I, James G. Rakes, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Bankshares, Inc.;

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

Date: August 5, 2009

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

Date: August 5, 2009

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended June 30, 2009, I, James G. Rakes, President and Chief Executive Officer (Principal Executive Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)   such Form 10-Q for the quarter ended June 30, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended June 30, 2009, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Principal Executive Officer) August 5, 2009

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended June 30, 2009, I, David K. Skeens, Treasurer and Chief Financial Officer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)   such Form 10-Q for the quarter ended June 30, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended June 30, 2009, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) August 5, 2009