Form 10-Q
period 2009-09-30
NATIONAL BANKSHARES INC
filed 2009-11-09
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [x] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer  [  ]      Accelerated filer  [x]      Non-accelerated filer  [  ]       Smaller reporting company  [  ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at October 31, 2009 6,933,474

(This report contains 30 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I
Financial Information
Item 1. Financial Statements

National Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
	(Unaudited)
	September 30,	December 31,
$ in thousands, except share data	2009	2008
Assets
Cash and due from banks	$11,891	$16,316
Interest-bearing deposits	22,935	29,656
Securities available for sale, at fair value	169,457	147,227
Securities held to maturity (fair value approximates $134,285 at September 30, 2009 and $117,277 at December 31, 2008)	132,786	117,772
Mortgage loans held for sale	628	348
Loans:
Real estate construction loans	47,671	60,798
Real estate mortgage loans	167,589	162,757
Commercial and industrial loans	268,868	246,218
Loans to individuals	98,632	106,907
Total loans	582,760	576,680
Less unearned income and deferred fees	(1,119)	(1,123)
Loans, net of unearned income and deferred fees	581,641	575,557
Less: allowance for loan losses	(6,453)	(5,858)
Loans, net	575,188	569,699
Bank premises and equipment, net	10,734	11,204
Accrued interest receivable	6,322	5,760
Other real estate owned, net	1,944	1,984
Intangible assets and goodwill, net	12,897	13,719
Other assets	21,106	21,689
Total assets	$965,888	$935,374

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$122,519	$109,630
Interest-bearing demand deposits	277,884	256,416
Savings deposits	50,241	45,329
Time deposits	385,229	406,473
Total deposits	835,873	817,848
Other borrowed funds	46	54
Accrued interest payable	473	655
Other liabilities	8,025	6,709
Total liabilities	844,417	825,266

Stockholders' Equity
Preferred stock of no par value.
Authorized 5,000,000 shares; none issued and outstanding	---	---
Common stock of $1.25 par value.
Authorized 10,000,000 shares; issued and outstanding 6,933,474 shares in 2009 and 6,929,474 in 2008	8,667	8,662
Retained earnings	113,087	105,356
Accumulated other comprehensive (loss), net	(283)	(3,910)
Total stockholders' equity	121,471	110,108
Total liabilities and stockholders' equity	$965,888	$935,374

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended September 30, 2009 and 2008
(Unaudited)
		September 30,	September 30,
$ in thousands, except share and per share data		2009	2008
Interest Income
Interest and fees on loans		$9,316	$9,196
Interest on interest-bearing deposits		23	36
Interest on securities – taxable		1,600	1,726
Interest on securities – nontaxable		1,677	1,451
Total interest income		12,616	12,409

Interest Expense
Interest on time deposits $100,000 or more		1,379	1,323
Interest on other deposits		2,496	2,865
Interest on borrowed funds		1	7
Total interest expense		3,876	4,195
Net interest income		8,740	8,214
Provision for loan losses		305	280
Net interest income after provision for loan losses		8,435	7,934

Noninterest Income
Service charges on deposit accounts		865	930
Other service charges and fees		107	88
Credit card fees		723	728
Trust income		255	307
Bank owned life insurance income		201	144
Other income		76	87
Realized securities (losses), net		(15)	(76)
Total noninterest income		2,212	2,208

Noninterest Expense
Salaries and employee benefits		2,784	2,792
Occupancy, furniture and fixtures		450	437
Data processing and ATM		380	355
FDIC insurance		423	47
Credit card processing		550	546
Intangibles amortization		271	279
Net costs of other real estate owned		29	52
Franchise taxes		221	208
Other operating expenses		783	815
Total noninterest expense		5,891	5,531
Income before income tax expense		4,756	4,611
Income tax expense		976	996
Net Income		$3,780	$3,615

Net income per share - basic		$0.55	$0.52
Net income per share - diluted		$0.54	$0.52

Weighted average number of common shares outstanding - basic		6,933,474	6,926,974
Weighted average number of common shares outstanding - diluted		6,948,083	6,932,438
Dividends declared per share	$	---	$ ---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
	September 30,	September 30,
$ in thousands, except share and per share data	2009	2008
Interest Income
Interest and fees on loans	$28,170	$27,682
Interest on interest-bearing deposits	73	426
Interest on securities – taxable	4,766	5,175
Interest on securities – nontaxable	4,896	4,309
Total interest income	37,905	37,592

Interest Expense
Interest on time deposits $100,000 or more	4,363	4,502
Interest on other deposits	8,197	9,904
Interest on borrowed funds	2	11
Total interest expense	12,562	14,417
Net interest income	25,343	23,175
Provision for loan losses	953	515
Net interest income after provision for loan losses	24,390	22,660

Noninterest Income
Service charges on deposit accounts	2,506	2,502
Other service charges and fees	263	250
Credit card fees	2,060	2,101
Trust income	792	929
Bank owned life insurance income	554	446
Other income	261	314
Realized securities gains, net	55	189
Total noninterest income	6,491	6,731

Noninterest Expense
Salaries and employee benefits	8,409	8,395
Occupancy, furniture and fixtures	1,344	1,328
Data processing and ATM	1,016	1,033
FDIC insurance	1,429	90
Credit card processing	1,551	1,570
Intangibles amortization	822	841
Net costs of other real estate owned	100	64
Franchise taxes	666	619
Other operating expenses	2,364	2,354
Total noninterest expense	17,701	16,294
Income before income tax expense	13,180	13,097
Income tax expense	2,656	2,832
Net Income	$10,524	$10,265

Net income per share - basic	$1.52	$1.48
Net income per share - diluted	$1.52	$1.48

Weighted average number of common shares outstanding - basic	6,931,672	6,930,133
Weighted average number of common shares outstanding - diluted	6,942,712	6,937,018
Dividends declared per share	$0.41	$0.39

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

$ in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Compre-hensive Income	Total
Balances at December 31, 2007	$8,690	$97,810	$(1,700)		$104,800
Net income	---	10,265	---	$10,265	10,265
Dividends $0.39 per share	---	(2,702)	---	---	(2,702)
Exercise of stock options	5	41	---	---	46
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of income tax $(1,198)	---	---	---	(2,224)	---
Reclass adjustment, net of tax $(58)	---	---	---	(108)	---
Other comprehensive loss, net of tax $(1,256)	---	---	(2,332)	(2,332)	(2,332)
Comprehensive income	---	---	---	$7,933	---
Effect of changing pension plan measurement date pursuant to SFAS No. 158	---	(45)	3		(42)
Stock repurchase	(36)	(526)	---		(562)
Balances at September 30, 2008	$8,659	$104,843	$(4,029)		$109,473

Balances at December 31, 2008	$8,662	$105,356	$(3,910)		$110,108
Net income	---	10,524	---	$10,524	10,524
Dividends $0.41per share	---	(2,843)	---	---	(2,843)
Exercise of stock options	5	50	---	---	55
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale, net of income tax $1,938	---	---	---	3,600	---
Reclass adjustment, net of tax $15	---	---	---	27	---
Other comprehensive income, net of tax $1,953	---	---	3,627	3,627	3,627
Comprehensive income	---	---	---	$14,151	---
Balances at September 30, 2009	$8,667	$113,087	$(283)		$121,471

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	September 30,	September 30,
$ in thousands	2009	2008
Cash Flows from Operating Activities
Net income	$10,524	$10,265
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	953	515
Depreciation of bank premises and equipment	687	730
Amortization of intangibles	822	841
Amortization of premiums and accretion of discounts, net	268	189
Losses on sale of disposal of fixed assets	---	2
(Gains) on sales and calls of securities available for sale, net	(42)	(166)
(Gains) on calls of securities held to maturity, net	(13)	(23)
(Gains) losses on other real estate owned	54	(5)
Net change in:
Mortgage loans held for sale	(280)	125
Accrued interest receivable	(562)	(290)
Other assets	(1,309)	(2,722)
Accrued interest payable	(182)	(156)
Other liabilities	1,316	415
Net cash provided by operating activities	12,236	9,720

Cash Flows from Investing Activities
Net change interest-bearing deposits	6,721	17,430
Proceeds from calls, principal payments, sales and maturities of securities available for sale	19,699	20,409
Proceeds from calls, principal payments and maturities of securities held to maturity	31,929	19,953
Purchases of securities available for sale	(36,542)	(16,957)
Purchases of securities held to maturity	(47,024)	(32,350)
Purchases of loan participations	(13)	(369)
Collections of loan participations	704	102
Loan originations and principal collections, net	(7,480)	(24,161)
Proceeds from disposal of other real estate owned	269	65
Recoveries on loans charged off	64	110
Purchase of bank premises and equipment	(217)	(194)
Proceeds from disposal of bank premises and equipment	---	8
Net cash used in investing activities	(31,890)	(15,954)

Cash Flows from Financing Activities
Net change in other deposits	39,269	716
Net change in time deposits	(21,244)	8,931
Net change in other borrowed funds	(8)	(8)
Stocks options exercised	55	46
Cash dividends	(2,843)	(2,702)
Common stock repurchased	---	(562)
Net cash provided by financing activities	15,229	6,421
Net change in cash and due from banks	(4,425)	187
Cash and due from banks at beginning of period	16,316	16,324
Cash and due from banks at end of period	$11,891	$16,511

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$12,744	$14,573
Income taxes paid	$3,200	$3,034

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses		$422	$409
Loans transferred to other real estate owned		$283	$834
Unrealized gains (losses) on securities available for sale		$5,580	$(3,588)
Capital reduction due to change in pension measurement date	$	---	$63

 See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
$ in thousands, except share and per share data

Note (1) General

The consolidated financial statements of National Bankshares, Inc. (NBI) and its wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and National Bankshares Financial Services, Inc. (NBFS) (collectively, the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2008 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.
Subsequent events have been considered through November 9, 2009, the same date on which these financial statements were issued.

Note (2) Stock-Based Compensation

           The Company adopted the National Bankshares, Inc. 1999 Stock Option Plan to give key employees of NBI and its subsidiaries an opportunity to acquire shares of NBI common stock. The Plan terminated on March 9, 2009. The purpose of the 1999 Stock Option Plan was to promote the success of NBI and its subsidiaries by providing an incentive to key employees that enhanced the identification of their personal interest with the long term financial success of the Company and with growth in stockholder value. Under the 1999 Stock Option Plan, up to 500,000 shares of NBI common stock could be granted. The 1999 Stock Option Plan limited the maximum term of any option granted to ten years, stated that options could be granted at not less than fair market value on the date of the grant and contained certain other limitations on the exercisability of incentive stock options. There were no nonvested options outstanding at September 30, 2009.
Compensation expense is calculated using the Black-Scholes model and is amortized over the requisite service period using the straight-line method.  There have been no grants of stock options in 2009.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	113,500	$21.84
Granted	---	---
Exercised	4,000	13.58		$ 47
Forfeited or expired	---	---
Outstanding at September 30, 2009	109,500	$22.14	5.74	$362
Exercisable at September 30, 2009	109,500	$22.14	5.74	$362

Because no options have been granted in 2009 and all options were fully vested at December 31, 2008, there is no expense included in net income.
 During the nine months ended September 30, 2009 and 2008, there were no stock options granted. During the nine months ended September 30, 2009, options for 4,000 shares of stock with an intrinsic value of $47 were exercised. During the nine months ended September 30, 2008, options for 4,000 shares with an intrinsic value of $20 were exercised.

Note (3) Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

	Nine Months ended September 30,		Year ended December 31,
$ in thousands, except % data	2009	2008	2008
Balance at beginning of period	$5,858	$5,219	$5,219
Provision for loan losses	953	515	1,119
Loans charged off	(422)	(409)	(611)
Recoveries	64	110	131
Balance at the end of period	$6,453	$5,435	$5,858
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.11%	0.99%	1.02%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees1.	0.08%	0.08%	0.09%
Ratio of allowance for loan losses to nonperforming loans2.	165.97%	271.34%	439.46%

1.	Net charge-offs are on an annualized basis.
2.	The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days or more past due and still accruing are excluded.

	September 30,		December 31,
$ in thousands, except % data	2009	2008	2008
Nonperforming assets:
Nonaccrual loans	$3,888	$2,003	$1,333
Restructured loans	---	---	---
Total nonperforming loans	3,888	2,003	1,333
Foreclosed property	1,944	1,037	1,984
Total nonperforming assets	$5,832	$3,040	$3,317
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.00%	0.55%	0.57%

	September 30,				December 31,
$ in thousands, except % data	2009		2008		2008
Loans past due 90 days or more and still accruing		$2,153		$1,324	$1,127
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.37%		0.24%	0.20%
Impaired loans:
Total impaired loans		$5,812		$4,374	$3,576
Impaired loans with a valuation allowance		$5,812		$3,271	$2,548
Valuation allowance		(1,718)		(996)	(679)
Impaired loans, net of allowance		$4,094		$2,275	$1,869
Impaired loans with no valuation allowance	$	---		$1,103	$1,028
Average recorded investment in impaired loans		$5,995		$3,861	$3,790
Income recognized on impaired loans		$137		$124	$140
Amount of income recognized on a cash basis	$	---	$	---	$ ---

There were no nonaccrual loans excluded from impaired loan disclosure at September 30, 2009.

Note (4) Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of September 30, 2009 are as follows:

	September 30, 2009
$ in thousands	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for sale:
U.S. Treasury	$2,021	$156	$	---	$2,177
U.S. Government agencies and corporations	42,165	486		410	42,241
State and political subdivisions	76,857	2,352		299	78,910
Mortgage-backed securities	17,689	817		---	18,506
Corporate debt securities	22,962	635		327	23,270
Federal Reserve Bank stock-restricted	92	---		---	92
Federal Home Loan Bank stock-restricted	1,677	---		---	1,677
Other securities	2,790	---		206	2,584
Total securities available for sale	$166,253	$4,446		$1,242	$169,457

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of September 30, 2009 are as follows:

	September 30, 2009
$ in thousands	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to maturity:
U.S. Government agencies and corporations	$29,083	$394	$208	$29,269
State and political subdivisions	93,999	2,294	734	95,559
Mortgage-backed securities	1,536	83	---	1,619
Corporate debt securities	8,168	92	422	7,838
Total securities held to maturity	$132,786	$2,863	$1,364	$134,285

Information pertaining to securities with gross unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2009
	Less Than 12 Months		12 Months or More
$ in thousands	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U.S. Government agencies and corporations	$34,556	$618	$	---	$	---
State and political subdivisions	23,782	401		13,452		632
Mortgage-backed securities	---	---		---		---
Corporate debt and other securities	---	---		10,784		955
Total temporarily impaired securities	$58,338	$1,019		$24,236		$1,587

	December 31, 2008
	Less Than 12 Months		12 Months or More
$ in thousands	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U.S. Government agencies and corporations	$995	$4	$	---	$	---
State and political subdivisions	54,480	2,533		1,000		2
Mortgage-backed securities	1,309	9		635		3
Corporate debt securities	13,786	851		12,046		3,255
Other securities	---	---		492		96
Total temporarily impaired securities	$70,570	$3,397		$14,173		$3,356

The Company had 110 securities with a fair value of $82,574 which were temporarily impaired at September 30, 2009.  The total unrealized loss on these securities was $2,606. Of the temporarily impaired total, 43 securities with a fair value of $24,236 and an unrealized loss of $1,587 have been in a continuous loss position for twelve months or more.
A security is impaired when its fair value is less than its amortized cost basis. In determining that its impaired securities were temporarily, and not other-than-temporarily, impaired at September 30, 2009, the Company considered the following factors:
•	The Company does not intend to sell any impaired security.
•	It is more likely than not that the Company will not be required to sell any impaired security before recovering its amortized cost basis.
•	The amortized cost basis of each impaired security does not exceed the present value of its expected cash flows.
Significant volatility and increased risk in the financial markets have been associated with the recent economic downturn. The increase in financial market credit risk affects the Company in the same way as it affects other institutional and individual investors. The Company’s investment portfolio includes corporate bonds. If, because of economic hardships, the issuing firms were to default, there could be a delay in the payment of interest or bond principal, or there could be a loss of principal or interest, or both. To date, there have been no defaults in any of the corporate bonds held in the investment portfolio. The Company also holds a large number of municipal bonds. A prolonged and deep recession could negatively impact the ability of states and municipalities to make scheduled principal and interest payments on their outstanding indebtedness. If tax revenues and other sources of income decline, states and municipalities could default on their bonds. To date there have been no defaults among the municipal bonds in the Company’s portfolio.
Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully follow any changes in bond quality. Refer to “Securities” in this report for additional information.

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
In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidate financial statements.
In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

Note (6) Defined Benefit Plan

Components of Net Periodic Benefit Cost:

	Pension Benefits
	Nine Months ended September 30,
$ in thousands	2009	2008
Service cost	$264	$321
Interest cost	495	462
Expected return on plan assets	(396)	(500)
Amortization of prior service cost	(75)	(75)
Amortization of net obligation at transition	(9)	(11)
Recognized net actuarial loss	252	116
Net periodic benefit cost	$531	$313

Employer Contributions

NBI’s required minimum pension plan contribution for 2009 is $318. The contribution is being paid in quarterly installments.

Note (7) Fair Value Measurements

Generally accepted accounting principles define fair value, establish a framework for measuring fair value, establish a three-level valuation hierarchy for disclosure of fair value measurement and enhance disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities Available for Sale

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, securities are classified within Level 2 of the valuation hierarchy and fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  Currently, all of the Company’s available for sale securities are considered to be Level 2 securities. The Company’s restricted investment in the equity of correspondent banks is carried at cost based in the redemption provisions of those entities and is therefore excluded from the table below.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009.

		Fair Value Measurements at September 30, 2009 Using
$ in thousands Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$167,688	$	---	$167,688	$	---

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. Market value represents fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2009, the entire balance of loans held for sale was recorded at its cost.

Impaired Loans

Generally accepted accounting principles are used to determine impaired loans. Impaired loans are measured at observable market price (if available) or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisal or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at September 30, 2009
$ in thousands Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans net of valuation allowance	$4,094	$	---	$	---	$4,094

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows generally accepted accounting principles.

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis during the period.

		Carrying Value at September 30, 2009
$ in thousands Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned net of valuation allowance	$1,944	$	---	$	---	$1,944

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Due from Banks, Interest-Bearing Deposits, and Federal Funds Sold

The carrying amounts approximate fair value.

Securities

The fair values of securities, excluding restricted stock, are determined using the same methodology described above for securities available for sale.

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

Accrued Interest

The carrying amount of accrued interest approximates fair value.

Other Borrowed Funds

Other borrowed funds, represents treasury tax and loan deposits and short-term borrowings from the Federal Home Loan Bank. The carrying amount is a reasonable estimate of fair value because the deposits are generally repaid within 120 days from the transaction date.

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at September 30, 2009, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2009
$ in thousands	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$11,891	$11,891
Interest-bearing deposits	22,935	22,935
Securities	302,243	303,742
Mortgage loans held for sale	628	628
Loans, net	575,188	579,215
Accrued interest receivable	6,322	6,322
Financial liabilities:
Deposits	$835,873	$840,826
Other borrowed funds	46	46
Accrued interest payable	473	473

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
This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A of our 2008 Annual Report on Form 10-K.
Since the Fall of 2008, when there were historic disruptions in the American financial system, there has been a severe global recession.

Many economists believe that the recession in the United States, which has been described as the worst since the 1930’s, has now ended. However, there is no agreement as to the speed of the economic recovery, and most economists believe that unemployment is likely to increase before beginning to decline.
The Company was not negatively impacted during the initial phase of the recession. Its markets were not affected by the dramatic declines in real estate values seen in other areas of the country. In addition, the diverse economy in the Company’s market area, including several large employers that are public educational institutions, have to date helped to insulate the Company’s trade area from the worst effects of the recession. If the economic recovery is long and slow, unemployment may rise, resulting in a higher rate of delinquent loans and an increase in real estate foreclosures. Higher unemployment, as well as the fear of layoffs, also results in reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers.
A slow economic recovery could have an adverse effect on all financial institutions, including the Company.

Critical Accounting Policies

General

The discussion and analysis of the Company’s financial condition and results of operations is based in large part upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). These accounting principles are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters.  Management must use assumptions, judgments and estimates when applying these principles where precise measurements are not possible or practical.  These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.  Changes in these judgments, assumptions or estimates may have a significant impact on the consolidated financial statements.  Actual results, in fact, could differ from initial estimates.
The accounting policies with the greatest uncertainty and that require our most difficult, subjective or complex judgments and the greatest likelihood that materially different amounts would be reported under different conditions, or using different assumptions, are our allowance for loan losses and our accounting for core deposit intangibles, both of which are described below.

Allowance for Loan Losses

The allowance for loan losses is our best estimate of the losses that may be sustained in our loan portfolio. The allowance is based on and calculated in compliance with two basic principles of accounting. The first principle requires that losses be accrued when they are probable of occurring and are estimable. The second accounting principle requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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
We strive to maintain the allowance for loan losses at a level, which in management’s judgment, is sufficient to absorb the credit losses that are inherent in the loan portfolio.

Core Deposit Intangibles

Following generally accepted accounting principles, the Company annually utilizes an independent consulting firm to conduct an assessment of impairment of goodwill and core deposit intangibles. Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged and amortized over its estimated useful life. Any intangible asset arising from a branch acquisition transaction is subject to amortization over its estimated useful life.
The Company evaluated the acquisitions that generated the intangible assets on the consolidated balance sheets in the amount of $9,958 and $10,912 at December 31, 2003 and 2002, respectively, in light of changes in generally accepted accounting principles which became effective at that time and which remain in effect. These changes required a different accounting treatment of intangible assets that are a part of a transaction in which a separate business enterprise is acquired. The Company determined that those acquisitions did not constitute the acquisition of a business and therefore continues to amortize the intangible assets.

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

Performance Summary

The following table shows NBI’s key performance ratios for the nine months ended September 30, 2009 and year ended December 31, 2008.
	September 30, 2009	December 31, 2008
Return on average assets	1.45%	1.51%
Return on average equity	12.20%	12.52%
Net interest margin (1)	4.13%	4.12%
Noninterest margin (2)	1.55%	1.46%
Basic net earnings per share	$1.52	$1.96
Fully diluted net earnings per share	$1.52	$1.96

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest income (excluding securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

The return on average assets for the nine months ended September 30, 2009 was 1.45%, a decline of 6 basis points from 1.51% for the year ended December 31, 2008. The decline is the result of internally generated asset growth increasing at a faster rate than earnings. The return on average equity declined from 12.52% for the year ended December 31, 2008 to 12.20% for the nine months ended September 30, 2009. Return on average equity declined because the Company’s equity, mostly from retained earnings, grew at a faster rate than earnings. As discussed below, higher costs for Federal Deposit Insurance Corporation Deposit Insurance Fund premiums had a negative effect on the Company’s earnings for the first nine months in 2009. The total of FDIC premiums for the three quarters of 2009 was $1,429, as compared with $90 for the same period of 2008. In the third quarter of 2009, the total of FDIC premiums was $423, as compared with $47 in the third quarter of 2008. The net interest margin, at a healthy 4.13%, was 1 basis point higher than the 4.12% at year-end.
Although the net interest margin of 4.13% at September 30, 2009 remained healthy and underlying earnings were strong, the Company’s earnings for the third quarter of 2009 continued to be negatively affected by a significant increase in Federal Deposit Insurance Corporation Deposit Insurance Fund premiums. A special assessment which was accounted for in the second quarter of 2009 and payable on September 30, 2009, was imposed to increase the Deposit Insurance Fund’s reserve ratio, which has been impacted by an increased number of bank failures. Earlier in 2009 the FDIC proposed imposing an additional special assessment or assessments in late 2009 or early 2010. However, on September 29, 2009, the Board of Directors of the Federal Deposit Insurance Corporation proposed an alternative strategy to strengthen the Deposit Insurance Fund. The FDIC promulgated a rule that would require institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The rule is not yet final, but, if adopted, the Company has sufficient liquidity to make the required payments without a material impact on its business.

Growth

The following table shows the Company’s key growth indicators:

	September 30, 2009	December 31, 2008	Percent Change
Securities	$302,243	$264,999	14.05%
Loans, net	575,188	569,699	0.96%
Deposits	835,873	817,848	2.20%
Total assets	965,888	935,374	3.26%

Securities, deposits and total assets all grew in the first nine months of 2009. Net loans remained essentially the same as at December 31, 2008. Growth in deposits came from municipalities and also from individual customers, as they sought safety of principal and avoided more volatile market investments. The low interest rate environment also limited the attractiveness of alternative investment vehicles.

Asset Quality

Key asset quality indicators are shown below:

	September 30, 2009	December 31, 2008
Nonperforming loans	$3,888	$1,333
Loans past due 90 days or more	2,153	1,127
Other real estate owned	1,944	1,984
Allowance for loan losses to loans	1.11%	1.02%
Net charge-off ratio	0.08%	0.09%

Nonperforming loans at September 30, 2009, all of which were nonaccrual loans, were $3,888, or 0.67% of loans net of unearned income and deferred fees, plus other real estate owned. Nonperforming loans increased by $2,555 over the $1,333 reported on December 31, 2008. Loans past due 90 days or more at the end of the third quarter of 2009 were $2,153, up $1,026 from the total at year-end and were 0.37% of loans net of unearned income at September 30, 2009. Although the totals of nonperforming loans and loans past due 90 days or more have grown when compared with year-end, the ratios of both to total loans remained low when compared with peers and are consistent with the Company’s conservative underwriting policies. The Company anticipates further increases in nonperforming and past due loans as its market area is impacted by the effects of the slow economy. Exposure to loss is somewhat mitigated because a significant percentage of loans are collateralized with real estate.
The Company has dedicated sufficient resources to monitoring the quality of the loan portfolio and to working out problem assets. Management is monitoring changes and indicators of risk in the loan portfolio. Throughout 2009, the Company has steadily increased the allowance for loan losses to account for the increase in nonperforming loans and the higher risk in the loan portfolio that accompanies a recessionary environment. The ratio of the allowance for loan losses to loans increased from 1.02% at December 31, 2008 to 1.11% at September 30, 2009. The net charge-off ratio, at 0.08% on September 30, 2009 declined by 1 basis point from the prior year-end. Additional information about the factors used in calculating the allowance for loan losses is presented in Note (3) “Allowance for Loan Losses Nonperforming Assets and Impaired Loans”.

Net Interest Income

Net interest income for the nine months of 2009 was $25,343, an increase of $2,168, or 9.4%, when compared with the same period in 2008. This net increase is attributable to a decrease of $1,855 in interest expense and an increase in interest income of $313. As compared with the first nine months of 2008, the lower interest rate environment in the first three quarters of 2009 caused the Company’s yield on earning assets to decline. However, a higher volume of earning assets resulted in the $2,168 increase in total interest income for the nine months ended September 30, 2009. Despite an increase in total deposits when September 30, 2009 and September 30, 2008 are compared, as noted above, total interest expense dropped by $1,855. This decline is attributable to a combination of lower interest rates and the Company’s prudent deposit pricing.
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
Interest rates continue at historic lows, and low and stable interest rates benefit the Company. Offsetting the effect of low interest rates is the fact that some higher yielding securities in the Company’s investment portfolio have been called and been replaced with securities yielding a lower market rate.
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
If interest rates remain low and stable, management anticipates that there will be less pressure on the net interest margin as management is able to price loans and deposits rationally. When interest rates eventually rise, the net interest margin will narrow, because deposit rates will increase at a faster rate than loan rates. If interest rates rise slowly, the negative effect on the net interest margin would be less pronounced.

 Provision and Allowance for Loan Losses

The provision for loan losses for the nine-month period ended September 30, 2009 was $953. The ratio of the allowance for loan losses to total loans at the end of the third quarter of 2009 was 1.11%, which compares to 1.02% at December 31, 2008. The net charge-off ratio was 0.08% at September 30, 2009 and 0.09% at December 31, 2008.
During the third quarter of 2009, management added to the provision for loan losses in an amount it believes is prudent, given current economic conditions. Refer to the “Critical Accounting Policies” section of this report for more information related to the methodology used to establish the Allowance for Loan Losses. At September 30, 2009, the total of impaired loans was $5,812. The majority of the impaired loans have unliquidated collateral associated with them. The specific allowance for loan losses attributable to impaired loans was $1,718 at the end of the third quarter. Especially in this uncertain economic environment, loan quality indicators are closely monitored, and management regularly evaluates the sufficiency of the allowance for loan losses.

Noninterest Income

	Nine Months ended
	September 30, 2009	September 30, 2008	Percent Change
Service charges on deposit accounts	$2,506	$2,502	0.16%
Other service charges and fees	263	250	5.20%
Credit card fees	2,060	2,101	(1.95)%
Trust fees	792	929	(14.75)%
Bank-owned life insurance income	554	446	24.22%
Other income	261	314	(16.88)%
Realized securities gains	55	189	(70.90)%

Service charges on deposit accounts totaled $2,506 for the nine months ended September 30, 2009. This is a small increase of $4, or 0.16%, when compared with the same period of 2008. This category is affected by the number of deposit accounts, the level of service charge fees and the number of checking account overdrafts.
Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit rent, fees for letters of credit and the income earned from commission on the sale of credit life, accident and health insurance. These fees were $263 for the nine months ended September 30, 2009, up by 5.20% from $250 for the nine months ended September 30, 2008.
Credit card fees for the first nine months of 2009 were $2,060. This was a decrease of $41, or 1.95%, when compared with the $2,101 total reported for the same period last year. The decline was due to a lower volume of merchant transaction fees and credit card fees.
Trust fees, at $792, were down by $137, or 14.75%, from the $929 earned in the third quarter of 2008. Trust income varies depending on the number of Trust accounts, the types of accounts under management and financial market conditions. The decline in Trust fees is attributable to a combination of all three factors. The financial markets declined significantly during 2008 and early 2009, negatively affecting income. In addition, there are fewer accounts under management. The mix of account types also affected Trust fees during the quarter.
Noninterest income from bank-owned life insurance increased $108, or 24.22%, to $554 for the nine months ended September 30, 2009. The increase is due to an additional purchase of insurance in mid-2008.
Other income is income that cannot be classified in another category. Some examples include net gains from the sales of fixed assets, rent from foreclosed properties and revenue from investment and insurance sales. Other income for the nine months ended September 30, 2009 was $261. This represents a decrease of $53, or 16.88%, when compared with the nine months ended September 30, 2008. There was a $13 gain from the sale of repossessed automobiles in the first nine months of 2008 that was not repeated in the same period in 2009, and income from commissions for the sale of securities in NBFS has declined by $27 when the two periods are compared.
During the first quarter of 2008, the Company recognized $290 in a one-time gain from the initial public offering of Visa, Inc. When the credit card processor went public, the Company was required to sell a portion of its Class B shares. This gain, offset by losses in called investment securities, was the source of the relative high level of realized securities gains for the nine months ended September 30, 2008. Realized securities gains for the nine months ended September 30, 2009 were $55, as compared with $189 for the same period in 2008. Realized securities gains in 2009 have come solely from gains in called securities.

Noninterest Expense

	Nine Months ended
	September 30, 2009	September 30, 2008	Percent Change
Salaries and employee benefits	$8,409	$8,395	0.17%
Occupancy, furniture and fixtures	1,344	1,328	1.20%
Data processing and ATM	1,016	1,033	(1.65)%
FDIC insurance	1,429	90	1,478.78%
Credit card processing	1,551	1,570	(1.21)%
Intangibles amortization	822	841	(2.26)%
Net costs of other real estate owned	100	64	56.25%
Franchise taxes	666	619	7.59%
Other operating expenses	2,364	2,354	0.42%

Salary and benefits expense increased only $14, or 0.17%, from $8,395 for the nine months ended September 30, 2008 to $8,409 for the nine months ended September 30, 2009. The Company has made an effort to control salary costs.
Occupancy, furniture and fixtures expense was $1,344 for the nine months ended September 30, 2009, an increase of $16, or 1.20%, from the same period last year. The small increase reflects the Company’s emphasis on containing controllable expenses. On June 30, 2009, NBB consolidated its Fincastle branch office in Tazewell, Virginia with a nearby office.
Data processing and ATM expense was $1,016 for the first nine months ended September 30, 2009, a decrease of $17, or 1.65%, from the nine months ended September 30, 2008. During the first three quarters of 2008, the Company had higher data processing costs associated with branch capture and merchant capture projects.
As previously discussed, when September 30, 2008 and September 30, 2009 are compared, there was a significant increase in premiums for the Federal Deposit Insurance Corporation Deposit Insurance Fund. The total for the first nine months last year was $90. This compares with $1,429 for the same period in 2009. The increase is a combination of an FDIC special assessment of five basis points of total NBB assets less Tier 1 Capital on June 30, 2009, and a higher level of regular quarterly premiums.
Credit card processing expense was $1,551 for the nine months ended September 30, 2009, a decrease of $19, or 1.21%, from the total for the nine months ended September 30, 2008. This expense is driven by volume and other factors such as merchant discount rates and is subject to a degree of variability.
The expense for intangibles and goodwill amortization is related to acquisitions. There were no acquisitions in the past year, and certain expenses have been fully amortized. This accounts for the 2.26% decline, from $841 for the nine months ended September 30, 2008 to $822 for the nine months ended September 30, 2009.
Net costs of other real estate owned have increased from $64 for the nine months ended September 30, 2008 to $100 for the nine months ended September 30, 2009. This expense category varies with the number of other real estate owned properties and the expenses associated with each, and it has increased in 2009 as the total of other real estate owned has grown. Management anticipates that the total of other real estate owned will continue to increase as the slow economy impacts borrowers.
Bank franchise taxes have grown 7.59%, from $619 at September 30, 2008 to $666 at the end of the third quarter of 2009. State bank franchise taxes are based upon total equity, which has grown when compared with September 30, 2008.
The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses for the nine months ended September 30, 2009 were $2,364. This was a nominal increase of $10, or 0.42%, when compared with the same period in 2008.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2009	December 31, 2008	Percent Change
Interest-bearing deposits	$38,706	$21,440	80.53%
Securities available for sale	166,446	157,291	5.82%
Securities held to maturity	131,888	124,076	6.30%
Mortgage loans held for sale	901	386	133.42%
Real estate construction loans	54,477	56,063	(2.83)%
Real estate mortgage loans	165,120	148,816	10.96%
Commercial and industrial loans	255,789	225,806	13.28%
Loans to individuals	101,876	108,908	(6.46)%
Total assets	972,363	899,462	8.10%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$113,541	$112,608	0.83%
Interest-bearing demand deposits	279,391	243,409	14.78%
Savings deposits	48,377	45,796	5.64%
Time deposits	407,946	381,961	6.80%
Other borrowings	50	297	(83.16)%
Stockholders’ equity	115,337	107,963	6.83%

Securities

The total amortized cost of securities available for sale and securities held to maturity at September 30, 2009 was $299,039, and total fair value was $303,742. At September 30, 2009 the Company held individual securities with a total fair value of $82,574 that had a total unrealized loss of $2,606.  Of this total, securities with a fair value of $24,236 and unrealized loss of $1,587 have been in a continuous loss position for 12 months or more.  At September 30, 2009, there were no securities that management determined to be other than temporarily impaired.
Management regularly monitors the quality of the securities portfolio, and management closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances.

Loans

	September 30, 2009	December 31, 2008	Percent Change
Real estate construction	$47,671	$60,798	(21.59)%
Real estate mortgage	167,589	162,757	2.97%
Commercial and industrial	268,868	246,218	9.20%
Loans to individuals	98,632	106,907	(7.74)%
Total loans	$582,760	$576,680	1.05%

The Company’s total loans increased slightly from $576,680 at year-end 2008 to $582,760 at September 30, 2009. The $6,080, or 1.05%, increase is the result of growth in the real estate mortgage and commercial and industrial loans categories, partially offset by declines in the real estate construction and loans to individual categories.
Commercial and industrial loans have grown by the greatest percentage, when the four categories of loans are compared. At December 31, 2008 the total of commercial and industrial loans, which includes commercial real estate loans, was $246,218, and at September 30, 2009, the total increased by $22,650, or 9.20%, to $268,868. The growth in commercial and industrial loans partially explains the $13,127, or 21.59%, decline in the total of real estate construction loans, from $60,798 at December 31, 2008 to $47,671 at September 30, 2009. Several commercial construction projects were completed during the first nine months of 2009, and real estate construction loans were converted to permanent financing and then migrated to the commercial and industrial loans category. The economic downturn and the unwillingness of customers to begin new projects have also contributed to the drop in real estate construction loan totals at September 30, 2009. A substantial majority of the Company’s commercial and industrial loans are commercial real estate loans. The collateral securing these loans is diverse in nature and includes college student housing, motels, medical and other professional offices and retail buildings.
Real estate mortgage loans, at $167,589, have experienced a $4,832, or 2.97%, increase, when totals at December 31, 2008 and September 30, 2009 are compared.
The 7.74% decline in loans to individuals continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers. Loans to individuals totaled $98,632 at September 30, 2009. This compares with $106,907 at year-end 2008.
Loan demand overall slowed during the second quarter and third quarters of 2009, as both business and individual consumers appeared hesitant to borrow in an uncertain economic environment. This trend may continue until there are positive signs of a sustained recovery.
The Company does not now nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products or loans with initial teaser rates.

Deposits

	September 30, 2009	December 31, 2008	Percent Change
Noninterest-bearing demand deposits	$122,519	$109,630	11.76%
Interest-bearing demand deposits	277,884	256,416	8.37%
Saving deposits	50,241	45,329	10.84%
Time deposits	385,229	406,473	(5.23)%
Total deposits	$835,873	$817,848	2.20%

Total deposits have increased by 2.20%, from $817,848 at December 31, 2008 to $835,873 at September 30, 2009. The growth was internally generated and was not the result of acquisitions. Each of the deposit categories has grown since year-end, with the exception of time deposits. Noninterest-bearing demand deposits grew by 11.76%, from $109,630 at December 31, 2008 to $122,519 at September 30, 2009. Interest-bearing demand deposits experienced a $21,468, or 8.37%, increase when December 31, 2008 and September 30, 2009 totals are compared. Savings deposits were at $50,241 at the end of the third quarter of 2009, up by 4,912, or 10.84%, over the $45,329 at year-end 2008. Because customers did not wish to tie up their funds in a low interest rate environment, time deposits declined by $21,244, or 5.23%, from $406,473 at December 31, 2008 to $385,229 at September 30, 2009. A portion of the increase in total deposits is attributable to a higher level of municipal deposits. Many customers are also seeking the safety of insured deposits when other forms of investments are uncertain and volatile.

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
Net cash provided by operating activities for the nine months ended September 30, 2009 was $12,236, which compares to $9,720 for the nine months ended September 30, 2008.
Net cash used in investing activities in the nine months ended September 30, 2009 was $31,890, compared to $15,954 for the nine months ended September 30, 2008.
Net cash provided by financing activities for the nine months ended September 30, 2009 was $15,229, compared to $6,421 provided by financing activities in the same period last year.
NBB has been able to readily attract deposits at reasonable rates, particularly from local governments in its market area. NBB has long had an internal policy targeting the loan to deposit ratio in the 65% to 75% range. At September 30, 2009, it was 69.58%. In addition, management maintains a reasonable percentage of the laddered investment portfolio in investments that are categorized as available for sale. These factors, together with those cited above, contribute to the Company’s sound levels of liquidity.
At September 30, 2009, management is unaware of any commitment or trend that would have a material effect on liquidity.

Capital Resources

Total stockholders’ equity at September 30, 2009 was $121,471, an increase of $11,363, or 10.32%, from the $110,108 December 31, 2008. The Tier I and Tier II risk-based capital ratios at September 30, 2009 were 16.40% and 17.37%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

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
There were no material changes in these off-balance sheet arrangements during the nine months of 2009, except for regular and normal seasonal fluctuations in loan commitment totals.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at September 30, 2009. Operating lease obligations were not material at the end of the third quarter of 2009 and have not changed materially from that which was disclosed in the Company’s 2008 Form 10-K.

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

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2009 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase stock during the third quarter of 2009.

Item 3. Defaults Upon Senior Securities

There were none for the nine months ended September 30, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

There were none for the three months ended September 30, 2009.

Item 5. Other Information

Subsequent Events

From September 30, 2009, the balance sheet date of this Form 10-Q, through the date of filing the Form 10-Q with the Securities and Exchange Commission on November 9, 2009, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provide evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Item 6. Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

DATE: November 9, 2009	/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Authorized Officer) (Principal Executive Officer)

DATE: November 9, 2009	/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)

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

Date: November 9, 2009

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

Date: November 9, 2009

/s/ DAVID K. SKEENS
David K. Skeens
Treasurer and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended September 30, 2009, I, James G. Rakes, President and Chief Executive Officer (Principal Executive Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended September 30, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended September 30, 2009, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes
President and Chief Executive Officer
(Principal Executive Officer)

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended September 30, 2009, I, David K. Skeens, Treasurer and Chief Financial Officer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended September 30, 2009, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-Q for the quarter ended September 30, 2009, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ DAVID K. SKEENS
David K. Skeens
Treasurer and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)