Form 10-K
period 2009-12-31
NATIONAL BANKSHARES INC
filed 2010-03-12
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  [  ]   No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  [  ]   No  [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post files).  Yes [x]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [  ]         Accelerated filer [x]         Non-accelerated filer [  ]         Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]     No [x]

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by Directors, Executive Officers and Corporate Governance) on June 30, 2009 (the last business day of the most recently completed second fiscal quarter) was approximately $156,928,684. As of February 24, 2010, the registrant had 6,933,474 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. 2009 Annual Report to Stockholders	Part II
National Bankshares, Inc. Proxy Statement for the 2010 Annual Meeting of Stockholders	Part III

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
Form 10-K

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
NBB is community-oriented, and it offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments from its headquarters in Blacksburg, Virginia and its twenty-four branch offices throughout southwest Virginia. NBB has telephone and internet banking and it operates twenty-five automated teller machines in its service area. Lending is focused at small and mid-sized businesses and at individuals. Loan types include commercial, agricultural, real estate, home equity and consumer. Merchant credit card services and business and consumer credit cards are available. Deposit accounts offered include demand deposit accounts, money market deposit accounts, savings accounts and certificates of deposit. NBB offers other miscellaneous services normally provided by commercial banks, such as letters of credit, night depository, safe deposit boxes, travelers checks, utility payment services and automatic funds transfer. NBB conducts a general trust business that has wealth management and trust and estate services for individual and business customers.
At December 31, 2009, NBB had total assets of $978,533 and total deposits of $852,131. NBB’s net income for 2009 was $14,505, which produced a return on average assets of 1.50% and a return on average equity of 12.74%. Refer to Note 12 of the Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

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

Operating Revenue

The percentage of total operating revenue attributable to each class of similar service that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2009, 2008 and 2007 is set out in the following table.

Period	Class of Service	Percentage of Total Revenues
December 31, 2009	Interest and Fees on Loans	63.38%
	Interest on Investments	21.62%
December 31, 2008	Interest and Fees on Loans	62.68%
	Interest on Investments	21.21%
December 31, 2007	Interest and Fees on Loans	62.60%
	Interest on Investments	21.46%

Market Area

NBB’s market area in southwest Virginia is made up of the counties of Montgomery, Giles, Pulaski, Tazewell, Wythe, Smyth and Washington. It also includes the independent cities of Radford and Galax, and the portions of Carroll and Grayson Counties that are adjacent to Galax. The bank also serves those portions of Mercer County and McDowell County, West Virginia that are contiguous with Tazewell County, Virginia. Although largely rural, the market area is home to two major universities, Virginia Tech and Radford University, and to three community colleges. Virginia Tech, located in Blacksburg, Virginia, is the area’s largest employer and is the Commonwealth’s second largest university. A second state supported university, Radford University, is located nearby. Employment at the universities has been stable. In recent years, Virginia Tech’s Corporate Research Center has brought several technology related companies to Montgomery County.
In addition to education, the market area has a diverse economic base, with manufacturing, agriculture, tourism, healthcare, retail and service industries all represented. Large manufacturing facilities in the region include Celanese Acetate, the largest employer in Giles County, and Volvo Heavy Trucks, the largest company in Pulaski County. Both of these firms have experienced layoffs within the past several years. In particular in the past year, Volvo Heavy Trucks has made major cuts in its work force in response to a rapid decline in the demand for trucks because of the recent economic downturn. Pulaski and Galax have been centers for furniture manufacturing. In recent years, this industry has been declining because of growing furniture imports and the loss of demand. Several furniture companies have gone out of business in the recent past. Tazewell County is largely dependent on the coal mining industry and on agriculture for its economic base. Coal production is a cyclical industry that also has been negatively affected by the economic decline. Both Montgomery County and Bluefield in Tazewell County are regional retail centers and have facilities to provide basic heath care for the region.
NBB’s market area offers the advantages of a good quality of life, scenic beauty, moderate climate and historical and cultural attractions. The region has some recent success attracting retirees, particularly from the Northeast and urban northern Virginia.
Because NBB’s market area is economically diverse and includes large public employers, it has historically avoided the most extreme effects of past economic downturns. However, if the current national and state economic problems are severe and prolonged, cutbacks at the state-supported universities and community colleges would have a negative effect on our market. If there were large staff layoffs and smaller student enrollments, both the retail and housing sectors would suffer. In addition, more large layoffs at local manufacturing facilities or plant closings in the market area would negatively affect our business.

Competition

The banking and financial services industry in NBB’s market area is highly competitive. The competitive business environment is a result of changes in regulation, changes in technology and product delivery systems and competition from other financial institutions as well as non-traditional financial services. NBB competes for loans and deposits with other commercial banks, credit unions, securities and brokerage companies, mortgage companies, insurance companies, retailers, automobile companies and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than NBB. In order to compete, NBB relies upon a deep knowledge of its markets, a service-based business philosophy, personal relationships with customers, specialized services tailored to meet customers’ needs and the convenience of office locations. In addition, the bank is generally competitive with other financial institutions in its market area with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

Organization and Employment

NBI, NBB and NBFS are organized in a holding company/subsidiary structure. Functions that serve both subsidiaries, including audit, compliance, loan review and human resources, are at the holding company level, and fees are charged to the respective subsidiary for those services. Until May 2006, when it was merged with and into NBB, NBI operated a second wholly-owned bank subsidiary, Bank of Tazewell County.
At December 31, 2009, NBI employed 15 full time employees, NBB had 206 full time equivalent employees and NBFS had 3 full time employees.

Regulation, Supervision and Government Policy

NBI and NBB are subject to state and federal banking laws and regulations that provide for general regulatory oversight of all aspects of their operations. As a result of substantial regulatory burdens on banking, financial institutions like NBI and NBB are at a disadvantage to other competitors who are not as highly regulated, and NBI and NBB’s costs of doing business are accordingly higher. A brief summary follows of certain laws, rules and regulations which affect NBI and NBB. Any changes in the laws and regulations governing banking and financial services could have an adverse effect on the business prospects of NBI and NBB. The current economic environment has created uncertainty in this area, as legislators and regulators, through new laws and regulations, attempt to address rapidly evolving problems in the credit and financial services markets. The federal government has increased involvement in and scrutiny of all financial institutions. There is heightened examination focus, particularly on real estate related assets and commercial loans, and there is the ongoing potential for new laws and regulations.

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

The Virginia Banking Act. The Virginia Banking Act requires all Virginia bank holding companies to register with the Virginia State Corporation Commission (the Commission). NBI is required to report to the Commission with respect to financial condition, operations and management. The Commission may also make examinations of any bank holding company and its subsidiaries and must approve the acquisition of ownership or control of more than 5% of the voting shares of any Virginia bank or bank holding company.

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
  Bank regulators could choose to raise capital requirements for banking organizations beyond current levels. NBI is unable to predict if higher capital levels may be mandated in the future, although as a result of the recent financial crisis changes in capital requirements seem more likely.

Emergency Economic Stabilization Act of 2008. On October 14, 2008, the U.S. Treasury announced the Troubled Asset Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008. In the program, the Treasury was authorized to purchase up to $250 million of senior preferred shares in qualifying U.S. banks, saving and loan associations and bank and savings and loan holding companies. The amount of

TARP funds was later increased to $350 million. The minimum subscription amount was 1% of risk-weighted assets and the maximum amount was the lesser of $25 billion or 3% of risk-weighted assets. NBI did not participate in TARP.

American Recovery and Reinvestment Act of 2009. The ARRA was enacted in 2009 and includes a wide range of programs to stimulate economic recovery. In addition, it also imposed new executive compensation and corporate governance obligations on TARP Capital Purchase Program recipients. Because NBI did not participate in TARP, it is not affected by these requirements.

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

The Community Reinvestment Act. NBB is subject to the provisions of the Community Reinvestment Act (CRA), which imposes an affirmative obligation on financial institutions to meet the credit needs of the communities they serve, including low and moderate income neighborhoods. The OCC monitors NBB’s compliance with the CRA and assigns public ratings based upon the bank’s performance in meeting stated assessment goals. Unsatisfactory CRA ratings can result in restrictions on bank operations or expansion. NBB received a “satisfactory” rating in its last CRA examination by the OCC.

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

Consumer Laws and Regulations. There are a number of laws and regulations that regulate banks’ consumer loan and deposit transactions. Among these are the Truth in Lending Act, the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act and the Fair Debt Collections Practices Act. NBB is required to comply with these laws and regulations in its dealings with customers. There are numerous disclosure and other compliance requirements associated with the consumer laws and regulations.

Deposit Insurance. NBB has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Deposit Insurance Fund (DIF) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. In 2009, because of the troubled economy and the number of failed banks nationwide, there was pressure on the reserve ratio of the DIF. In order to rebuild the Fund and to help maintain public confidence in the banking system, on June 30, 2009, the FDIC imposed a special assessment of five basis points of NBB’s FDIC insured assets, minus Tier 1 capital. The special assessment, which was in addition to regular DIF assessments was payable on September 30. In an effort to further strengthen the Fund, on November 12, 2009 the FDIC adopted a rule requiring insured depository institutions (including NBB) to prepay their estimated quarterly regular risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009. These changes in FDIC assessments have resulted in significant increased costs to NBB.
On May 20, 2009, the FDIC announced that the increase in deposit insurance to at least $250,000 from $100,000 which became effective in October 2008 would be extended to December 31, 2013.
FDIC announced its Transaction Account Guarantee Program on October 14, 2008. The Transaction Account Guarantee Program, which is a part of the Temporary Liquidity Guarantee Program, provides unlimited coverage for non-interest bearing deposit accounts for FDIC-insured institutions that elected to participate. NBB elected to participate in this program, and its DIF assessments increased to reflect the additional FDIC coverage. On August 26, 2009 the Transaction Account Guarantee Program was extended to June 30, 2010.
After giving primary regulators an opportunity to first take action, FDIC may initiate an enforcement action against any depository institution it determines is engaging in unsafe or unsound actions or which is in an unsound condition, and the FDIC may terminate that institution’s deposit insurance. NBB has no knowledge of any matter that would threaten its FDIC insurance coverage.

Capital Requirements. The same capital requirements that are discussed above with relation to NBI are applied to NBB by the OCC. The OCC guidelines provide that banks experiencing internal growth or making acquisitions are expected to maintain strong capital positions well above minimum levels, without reliance on intangible assets. As indicated above, the recent financial crisis increases the likelihood that capital requirements for banks will be raised.

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
The OCC and FDIC have authority to limit dividends paid by NBB, if the payments are determined to be an unsafe and unsound banking practice. Any payment of dividends that depletes the bank’s capital base could be deemed to be an unsafe and unsound banking practice.

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

Monetary Policy

The monetary and interest rate policies of the Federal Reserve, as well as general economic conditions, affect the business and earnings of NBI. NBB and other banks are particularly sensitive to interest rate fluctuations. The spread between the interest paid on deposits and that which is charged on loans is the most important component of the bank’s earnings. In addition, interest earned on investments held by NBI and NBB has a significant effect on earnings. As conditions change in the national and international economy and in the money markets, the Federal Reserve’s actions, particularly with regard to interest rates, can impact loan demand, deposit levels and earnings at NBB. It is not possible to accurately predict the effects on NBI of economic and interest rate changes.

Other Legislative and Regulatory Concerns

Particularly because of the uncertain economic conditions and the current political environment, federal and state laws and regulations are regularly proposed that could affect the regulation of financial institutions. New regulations could add to the regulatory burden on banks and other financial service providers and increase the costs of compliance, or they could change the products that can be offered and the manner in which financial institutions do business. We cannot foresee how regulation of financial institutions may change in the future and how those changes might affect NBI.

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the Securities and Exchange Commission. The Company’s proxy materials for the 2010 annual meeting of stockholders are also posted on a separate website at www.nationalbanksharesproxy.com.

Item 1A. Risk Factors

If recovery from the economic downturn is slow or if the recession deepens, our credit risk will increase and there could be greater loan losses.
A slow economic recovery or deepening recession is likely to result in a higher rate of business closures and increased job losses in the region in which we do business. These factors would increase the likelihood that more of our customers would become delinquent or default on their loans. A higher level of loan defaults could result in higher loan losses, which could adversely affect our performance.

A slow economic recovery could increase the risk of losses in our investment portfolio.
We hold both corporate and municipal bonds in our investment portfolio. A further prolonged recession or a slow recovery could increase the risk of default by both corporate and government issuers.

If the real estate market remains depressed for an extended period, our business could be negatively affected.
A depressed real estate market can impact us in several ways. First, the demand for new real estate loans will decline, and existing loans may become delinquent. In addition, if there is a general devaluation in real estate, loan collateral values will decline.

Market interest rates are currently low. If market interest rates rise, our net interest income can be negatively affected in the short term.
The direction and speed of interest rate changes affect our net interest margin and net interest income. In the short term, rising interest rates may negatively affect our net interest income, because our interest-bearing liabilities (generally deposits) reprice sooner than our interest-earning assets (generally loans).

The number of bank failures nationwide could significantly increase the cost of FDIC insurance.
Since insured depositary institutions including our bank, bear the full cost of deposit insurance provided by FDIC, the number of bank failures could put additional pressure on a stressed Deposit Insurance Fund. This possibility could in turn lead to higher assessments that could negatively impact our earnings.

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
Because of problems in the financial services sector, both federal and state governments could enact new regulations and requirements affecting financial institutions. A significant increase in our regulatory burden or enhanced requirements such as increased capital levels could have a negative effect on profitability.

Item 1B. Unresolved Staff Comments

There are none.

Item 2. Properties

NBB owns and has a branch bank in NBI’s headquarters building located at 101 Hubbard Street, Blacksburg, Virginia. The bank’s main office is at 100 South Main Street, Blacksburg, Virginia. NBB owns an additional nineteen branch offices and it leases four. NBI owns a building in Pulaski, Virginia that is rented. We believe that existing facilities are adequate for current needs and to meet anticipated growth.

Item 3. Legal Proceedings

NBI, NBB, and NBFS are not currently involved in any material pending legal proceedings.

Item 4. Reserved

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

National Bankshares, Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “NKSH”. As of December 31, 2009, there were 862 record stockholders of NBI common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 2009 and 2008.

Common Stock Market Prices

	2009		2008		Dividends per share
	High	Low	High	Low	2009		2008
First Quarter	$20.50	17.91	$21.98	16.86	$	---	$	---
Second Quarter	25.80	18.51	20.23	16.16		0.41		0.39
Third Quarter	26.90	24.27	19.90	15.66		---		---
Fourth Quarter	29.21	25.08	20.00	15.00		0.43		0.41

NBI’s primary source of funds for dividend payments is dividends from its bank subsidiary, NBB. Bank dividend payments are restricted by regulators, as more fully disclosed in Note 11 of Notes to Consolidated Financial Statements.

On May 13, 2009, NBI’s Board of Directors approved the repurchase of up to 100,000 shares of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934. During the fourth quarter of 2009 there were no shares repurchased, and 100,000 shares may yet be purchased under the program.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total of stockholder return on NBI common stock with the cumulative return on the NASDAQ Index and a peer group index comprised of southeastern independent community banks and bank holding companies for the five-year period commencing on December 31, 2004. These comparisons assume the investment of $100 in National Bankshares, Inc. common stock and in each of the indices on December 31, 2004, and the reinvestment of dividends.

NATIONAL BANKSHARES, INC.
Five Year Performance Index
200
150
100
50
0
INDEX
2004
2005
2006
2007
2008
2009
YEAR
NATIONAL BANKSHARES, INC.
INDEPENDENT BANK INDEX
NASDAQ INDEX

	2004	2005	2006	2007	2008	2009
NATIONAL BANKSHARES, INC.	100	90	96	71	84	126
INDEPENDENT BANK INDEX	100	108	125	91	73	85
NASDAQ INDEX	100	102	112	122	59	80

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

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries
Selected Consolidated Financial Data

$ in thousands, except per share data	Years ended December 31,
	2009	2008	2007	2006	2005
Selected Income Statement Data:
Interest income	$50,487	$50,111	$50,769	$47,901	$45,380
Interest expense	15,825	18,818	21,745	18,564	14,180
Net interest income	34,662	31,293	29,024	29,337	31,200
Provision for loan losses	1,634	1,119	423	49	567
Noninterest income	8,804	9,087	8,760	8,802	7,613
Noninterest expense	23,853	22,023	20,956	21,670	21,898
Income taxes	3,660	3,645	3,730	3,788	3,924
Net income	14,319	13,593	12,675	12,632	12,424

Per Share Data:
Basic net income	2.07	1.96	1.82	1.80	1.77
Diluted net income	2.06	1.96	1.82	1.80	1.76
Cash dividends declared	0.84	0.80	0.76	0.73	0.71
Book value	17.61	15.89	15.07	13.86	13.10

Selected Balance Sheet Data at End of Year:
Loans, net	583,021	569,699	518,435	495,486	487,162
Total securities	297,417	264,999	273,343	285,489	272,541
Total assets	982,367	935,374	887,647	868,203	841,498
Total deposits	852,112	817,848	776,339	764,692	745,649
Stockholders’ equity	122,076	110,108	104,800	96,755	91,939

Selected Balance Sheet Daily Averages:
Loans, net	572,438	533,190	505,070	488,624	487,130
Total securities	298,237	281,367	282,734	271,066	261,743
Total assets	971,538	899,462	867,061	840,080	819,341
Total deposits	846,637	783,774	758,657	741,071	724,015
Stockholders’ equity	117,086	108,585	100,597	94,194	90,470

Selected Ratios:
Return on average assets	1.47%	1.51%	1.46%	1.50%	1.52%
Return on average equity	12.23%	12.52%	12.60%	13.41%	13.73%
Dividend payout ratio	40.67%	40.78%	41.80%	40.44%	40.17%
Average equity to average assets	12.05%	12.07%	11.60%	11.21%	11.04%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the results of operations, financial condition, liquidity and capital resources of National Bankshares, Inc. and its subsidiaries (the Company). The discussion should be read in conjunction with the material presented in Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.
Per share data has been adjusted to reflect a 2-for-1 stock split effective March 31, 2006.
Subsequent events have been considered through the date on which the Form 10-K was issued.

Cautionary Statement Regarding Forward-Looking Statements

We make forward-looking statements in this Form 10-K that are subject to significant risks and uncertainties.  These forward-looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals, and are based upon our management’s views and assumptions as of the date of this report.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,”  “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements.
These forward-looking statements are based upon or are affected by factors that could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. These factors include, but are not limited to, changes in:
•	interest rates,
•	general economic conditions,
•	the legislative/regulatory climate,
•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation, and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA) and other financial reform legislation,

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
These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of this Form 10-K.
For the past two years, the United States has experienced the effects of a severe global recession, including the historic disruptions in the American financial system that peaked in the fall of 2008. Many economists believe that the recession in the United States has now ended. However, there is no agreement as to the speed of the economic recovery, and unemployment levels are predicted to remain high for an extended period.
The Company was not negatively impacted during the initial phases of the economic slowdown. Its markets did not experience the dramatic declines in real estate values seen in some other areas of the country. In addition, the diverse economy of the Company’s market area, including several large employers that are public colleges or universities, helped to insulate the Company from the worst effects of the recession. As the recession continued into 2009, real estate values in the Company’s trade area experienced moderate declines. If the economic recovery is slow or is reversed, it is likely that unemployment will rise in the Company’s trade area. Because of the importance to the Company’s markets of state funded universities, cutbacks in the funding provided by the state as a result of the recession could also negatively impact employment. This could lead to a higher rate of delinquent loans and an increase in real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers.
In conclusion, a slow economic recovery could have an adverse effect on all financial institutions, including the Company.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. The first principle requires that losses be accrued when they are probable of occurring and are estimable. The second requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
Our allowance for loan losses has two basic components, allocated and general. Each of the components is determined based upon estimates that can and do change when actual events occur. The allocated component is determined by establishing an allowance on a loan-by-loan basis for loans that are classified as impaired. The general allowance is determined by utilizing historical loss experience to estimate credit losses for groups of loans in the loan portfolio with similar characteristics. The general allowance is then adjusted after considering qualitative or environmental factors that are likely to cause estimated losses to differ from historical loss experience. Loss estimates are inherently subjective, and our actual losses could be greater or less than the estimates.

Core Deposit Intangibles

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs impairment testing in the fourth quarter. Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its useful life.
The Company amortized intangible assets arising from branch transactions over their useful life. Core deposit intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

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

Performance Summary

The following table presents NBI’s key performance ratios for the years ending December 31, 2009 and December 31, 2008:

	12/31/09	12/31/08
Return on average assets	1.47%	1.51%
Return on average equity	12.23%	12.52%
Basic net earnings per share	$2.07	$1.96
Fully diluted net earnings per share	$2.06	$1.96
Net interest margin (1)	4.23%	4.12%
Noninterest margin (2)	1.55%	1.46%

(1)	Net Interest Margin – Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.
(2)
Noninterest Margin – Noninterest income (excluding securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

The return on average assets for the year ended December 31, 2009 was 1.47%, a decline of 4 basis points from the 1.51% for the year ended

December 31, 2008. The return on average equity declined from 12.52% for the year ended December 31, 2008 to 12.23% for the year ended December 31, 2009. While core earnings were strong in 2009, higher costs for Federal Deposit Insurance Corporation Deposit Insurance Fund assessments had a negative effect on net earnings. The total of FDIC assessments for the year ended December 31, 2009 was $1,727, as compared with $209 for 2008. Please refer to the discussion of “Noninterest Expense” for additional details about FDIC assessments. Reflecting both the effects on NBI’s funding costs of the low interest rate environment throughout 2009 and the Company’s asset/liability management practices, the net interest margin increased from 4.12% at year-end 2008 to 4.23% at December 31, 2009. This increase helped to offset the effect of higher FDIC assessments. The noninterest margin, which was impacted by the increase in FDIC assessments, increased from 1.46% to 1.55% over the same period.
The higher net interest margin, together with limited increases in controllable noninterest expenses, are largely responsible for the increase in basic net earnings per share, from $1.96 for the year ended December 31, 2008 and $2.07 for the year ended December 31, 2009, in spite of the large increase in FDIC assessments.

Growth

NBI’s key growth indicators are shown in the following table:

	12/31/09	12/31/08
Securities	$297,417	$264,999
Loans, net	583,021	569,699
Deposits	852,112	817,848
Total assets	982,367	935,374

Securities, net loans, deposits and total assets all experienced growth when December 31, 2009 and 2008 are compared. Securities grew by $32,418, or 12.2% from $264,999 at December 31, 2008 to $297,417 at December 31, 2009. During 2009, deposits grew at a faster rate than loans, and the excess was invested, increasing the total in securities. Net loans increased by $13,322 or 2.3%, when the two periods are compared. Net loans at year-end 2009 were $583,021, and they were $569,699 at December 31, 2008. Growth in deposits came from municipalities and also from individuals seeking to safeguard principal by avoiding more volatile investments in financial markets. Low interest rate yields in the bond markets also limited their attractiveness as alternative investments. Deposits grew from $817,848 at the end of 2008 to $852,112 at December 31, 2009, an increase of $34,264, or 4.2%. The Company’s total assets at December 31, 2009 were $982,367, an increase of $46,993, or 5.0%, when compared with total assets of $935,374 at December 31, 2008.
In both 2008 and 2009, substantially all growth was internally generated and was not the result of acquisitions.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:
	12/31/09	12/31/08
Nonperforming loans	$6,750	$1,333
Loans past due 90 days or more	1,697	1,127
Other real estate owned	2,126	1,984
Allowance for loan losses to loans	1.17%	1.02%
Net charge-off ratio	0.10%	0.09%

Nonperforming loans at December 31, 2009 were $6,750, or 1.14% of loans net of unearned income and deferred fees, plus other real estate owned. This compares with $1,333 in non-performing loans reported at year-end 2008. Of the nonperforming loans reported at December 31, 2009, all are nonaccrual loans, with the exception of one restructured loan.
One loan of $2,652 is classified as a troubled debt restructuring. Loans past due 90 days or more at year-end 2009 totaled $1,697, an increase of $570, or 50.6%, from $1,127 at December 31, 2008.
The increase in nonperforming loans from 2008 to 2009 has pushed the ratio of non-performing loans to net loans to a level that is higher than it has been for the Company in the recent past. However, the ratio remains manageable and well below that of peers. Sufficient resources have been dedicated to working out problem assets, and exposure to loss is somewhat mitigated because most of the non-performing loans are collateralized. In addition, the Company’s conservative loan underwriting policies help to limit potential loss. More information about nonaccrual and past due loans is provided in “Balance Sheet-Loans-Risk Elements”.
Management also dedicates sufficient resources to monitoring loan portfolio quality on an ongoing basis. In response to an increase in problem loans, the ratio of the allowance for loan losses to loans grew from 1.02% at December 31, 2008 to 1.17% at the same period in 2009. The increase in the allowance for loan losses also takes into account management’s evaluation of the risk of future increases in nonperforming and past due loans. For more information see “Allowance for Loan Losses” above.

The net charge-off ratio was 0.09% at year-end 2008 and 0.10% at December 31, 2009. Other real estate owned grew from $1,984 at December 31, 2008 to $2,126 at the same period in 2009, an increase of $142, or 7.2%. Management anticipates that the level of other real estate owned will increase as a consequence of a higher level of delinquent loans.

 Net Interest Income

Net interest income for the period ended December 31, 2009 was $34,662, an increase of $3,369, or 10.8%, when compared to the prior year. Net interest income for the period ended December 31, 2008 was $31,293, an increase of $2,269, or 7.8%, from 2007. The net interest margin for 2009 was 4.23%, compared to 4.12% for 2008. Total interest income for the period ended December 31, 2009 was $50,487, an increase of $376 from the period ended December 31, 2008. Interest expense was down by $2,993 during the same time frame from $18,818 for 2008 to $15,825 for the year ended December 31, 2009. The decline in interest expense came about because higher priced certificates of deposit renewed at a lower interest rate and noninterest-bearing deposits grew at a faster rate than interest-bearing deposits. In summary, the rates paid on the Company’s deposit liabilities declined at a more rapid pace than the interest rates on its interest-earning assets.
The amount of net interest income earned is affected by various factors, including changes in market interest rates due to the Federal Reserve Board’s monetary policy; the level and composition of the earning assets; and the level and composition of interest-bearing liabilities. The Company has the ability to respond over time to interest rate movements and reduce volatility in the net interest margin. However, the frequency and/or magnitude of changes in market interest rates are difficult to predict and may have a greater impact on net interest income than adjustments by management.
Interest rates are at historic lows, and low and stable interest rates benefit the Company. Offsetting the positive effect of low interest rates is the fact that some higher yielding securities in the Company’s investment portfolio may be called when rates are low and are replaced with securities yielding at the lower market rate. Another negative effect of the low interest rate environment is the level of interest earned on overnight funds, including Federal funds and interest bearing deposits. These assets are used primarily to provide liquidity. The yield on these assets in 2009 was 0.25%, while the cost to fund them was 1.73% in the same period.
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
If interest rates remain low and stable, management anticipates that the net interest margin will improve as management is able to price loans and deposits based on rate stability. If interest rates rise quickly, the net interest margin would narrow, because deposit rates would increase at a faster rate than loan rates. If interest rates rise more slowly, the negative effect on the net interest margin would be less pronounced.
Because interest rates are at historic lows, interest rates can only trend up in the future. Management cannot predict the timing and level of interest rate increases.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest-earning assets for the years indicated.

	December 31, 2009			December 31, 2008			December 31, 2007
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)	$579,581	$37,903	6.54%	$538,868	$37,356	6.93%	$510,772	$37,549	7.35%
Taxable securities	134,607	6,273	4.66%	137,497	6,817	4.96%	152,422	7,476	4.90%
Nontaxable securities (1)(4)	162,889	10,154	6.23%	144,137	8,911	6.18%	131,864	8,233	6.24%
Interest-bearing deposits	35,841	90	0.25%	21,440	449	2.09%	14,180	726	5.12%
Total interest-earning assets	$912,918	$54,420	5.96%	$841,942	$53,533	6.36%	$809,238	$53,984	6.67%
Interest-bearing liabilities:
Interest-bearing demand deposits	$282,532	$3,076	1.09%	$243,409	$3,486	1.43%	$223,771	$4,371	1.95%
Savings deposits	48,992	52	0.11%	45,796	132	0.29%	46,943	237	0.50%
Time deposits	399,873	12,694	3.17%	381,961	15,188	3.98%	379,089	17,102	4.51%
Short-term borrowings	49	3	6.12%	297	12	4.04%	626	35	5.59%
Total interest-bearing liabilities	$731,446	$15,825	2.16%	$671,463	$18,818	2.80%	$650,429	$21,745	3.34%
Net interest income and interest rate spread		$38,595	3.80%		$34,715	3.56%		$32,239	3.33%
Net yield on average interest-earning assets			4.23%			4.12%			3.98%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three years presented.
(2)	Loan fees of $956 in 2009, $859 in 2008 and $851 in 2007 are included in total interest income.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Daily averages are shown at amortized cost.

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

	2009 Over 2008			2008 Over 2007
	Changes Due To			Changes Due To
	Rates(2)	Volume(2)	Net Dollar Change	Rates(2)	Volume(2)	Net Dollar Change
Interest income: (1)
Loans	$(2,184)	$2,731	$547	$(2,200)	$2,008	$(192)
Taxable securities	(403)	(141)	(544)	80	(739)	(659)
Nontaxable securities	75	1,168	1,243	(82)	759	677
Interest-bearing deposits	(651)	292	(359)	(547)	270	(277)
Increase (decrease) in income on interest-earning assets	$(3,163)	$4,050	$887	$(2,749)	$2,298	$(451)
Interest expense:
Interest-bearing demand deposits	$(916)	$506	$(410)	$(1,243)	$358	$(885)
Savings deposits	(89)	9	(80)	(99)	(6)	(105)
Time deposits	(3,179)	685	(2,494)	(2,043)	129	(1,914)
Short-term borrowings	4	(13)	(9)	(8)	(15)	(23)
Increase (decrease) in expense of interest-bearing liabilities	$(4,180)	$1,187	$(2,993)	$(3,393)	$466	$(2,927)
Increase in net interest income	$1,017	$2,863	$3,880	$644	$1,832	$2,476

(1) Taxable equivalent basis using a Federal income tax rate of 35% in 2009, 2008 and 2007.
(2)	Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

With interest rates remaining at historic lows throughout 2009, interest expense declined by $2,993 when 2009 and 2008 are compared. For the same period, there was an increase of $887 in interest income because of a higher volume of interest-earning assets. The result was an increase of $3,880 in net interest income in 2009 over 2008. $1,017 of the increase was attributable to rates, and $2,863 came from higher volume.
Closer consideration of the components of interest income shows that, when compared to 2008, there was a decline in interest income from loans of $2,184 due to rates, which was offset by an increase of $2,731 because of higher volume. This resulted in a net increase of $547. The interest-earning asset category showing the largest increase over 2008 was nontaxable securities. There was a $1,243 increase from 2008 in that category, with $75 from rates and $1,168 coming from volume.
There were declines in each category of interest expense when 2009 and 2008 are compared. However, the largest decline was in time deposits. Rates accounted for a decline of $3,179 in interest expense for time deposits. This was partially offset by an increase of $685 in interest expense because of volume, creating a decrease of $2,494 in time deposits interest expense, comparing 2009 with 2008. See “Net Interest Income” above for additional information related to the decline in interest expense.
If the volume of interest bearing liabilities were to remain at December 31, 2009 levels and interest rates were to remain low and stable, management anticipates that net interest income would increase in 2010. This is because time deposits expense is expected to continue to decline. However, interest rate increases would have a negative effect on net interest income.
Interest rates fell rapidly during 2008, and in 2008 interest rate expense declined more rapidly than interest income. As compared with 2007, there was a $1,914 decline in interest expense associated with time deposits in 2008. Of the total decline, $2,043 was due to rates, offset by $129 from higher deposit volume. Management focused on deposit pricing in 2008 and took advantage of falling rates to lower interest expense.
From 2007 to 2008 interest on loans was down by $192. Loan interest income attributable to rates was $2,200 lower, offset to a large degree to an increase of $2,008 because of volume. As compared with 2007, there was an increase of $2,476 in net interest income in 2008, $644 of the increase was due to rates and $1,832 due to volume.

Interest Rate Sensitivity

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Among the tools available to management is interest rate sensitivity analysis, which provides information related to repricing opportunities. Interest rate shock simulations indicate potential economic loss due to future interest rate changes. Shock analysis is a test that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on net income and return on average assets and return on average equity projected at December 31, 2009 and 2008. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

Rate Shift (bp)	Return on Average Assets		Return on Average Equity
	2009	2008	2009	2008
300	0.87%	0.83%	8.60%	6.87%
200	1.11%	1.08%	10.84%	8.81%
100	1.33%	1.32%	12.92%	10.71%
(-)100	1.79%	1.81%	17.08%	14.46%
(-)200	1.72%	1.85%	16.40%	14.79%
(-)300	1.59%	1.74%	15.26%	13.93%

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

Noninterest Income

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Service charges on deposits	$3,314	$3,425	$3,291
Other service charges and fees	343	326	330
Credit card fees	2,803	2,808	2,740
Trust fees	1,053	1,231	1,333
Bank-owned life insurance income	756	684	592
Other income	491	438	423
Realized securities gains	44	175	51
Total noninterest income	$8,804	$9,087	$8,760

Service charges on deposit accounts totaled $3,314 for the year ended December 31, 2009. This is a decline of $111, or 3.2%, from $3,425 for the year ended December 31, 2008. Service charges on deposit accounts increased $134, or 4.1% from 2007 to 2008. This expense category is affected by the number of deposit accounts, the level of service charges and the number of checking account overdrafts. The 2009 decline resulted from a decrease in fees from checking account overdrafts and fees for checks returned for insufficient funds. An increase in the level of service charges in mid-2008 accounted for the growth in 2008.
Other service charges and fees included charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees from letters of credit and income from commissions on the sale of credit life, accident and health insurance. These fees were $343 for the year ended December 31, 2009, up by $17, or 5.2%, over the $326 for 2008. The total for the year ended December 31, 2008 was $4 lower than the $330 posted for the year ended December 31, 2007. Both the $17 increase in 2009 and the $4 decrease in 2008 in other service charges and fees were the result of small changes in several categories of fees, none of which is significant by itself.
At $2,803 credit card fees for the year ended December 31, 2009, were $5 lower than the $2,808 reported for the year ended December 31, 2008. From 2007 to 2008, credit card fees grew by $68, or 2.5%. The small decline reported for 2009 is due to a lower volume of merchant transaction fees and credit card fees, while the 2008 increase is from internally generated growth in those same types of fees.
Trust fees, at $1,053, were down by $178, or 14.5%, when the years ended December 31, 2009 and 2008 are compared. At December 31, 2008 trust fees were $1,231, a decline of $102, or 7.7%, from 2007. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions. The significant declines in the financial markets in 2008 and early 2009 negatively affected Trust fee income in both years. The number of accounts under management decreased in 2009 and in 2008, and the mix of account types also affected the level of Trust fees in both periods.
Noninterest income from bank-owned life insurance (BOLI) increased $72, or 10.5%, from $684 for the year ended December 31, 2008 to $756 for 2009. It grew from $592 to $684 from December 31, 2007 to December 31, 2008, an increase of $92, or 15.5%. The Company purchased additional BOLI in mid-2008. The additional insurance purchase and the performance of the variable rate policies are the source of growth in BOLI income for 2009 and 2008.
Other income is income that cannot be classified in another category. Some examples include net gains from the sales of fixed assets, rent from foreclosed properties and revenue from investment and insurance sales. Other income for the year 2009 was $491, an increase of $53, or 12.1%, when compared with $438 for the year ended December 31, 2008. Other income for 2008 increased by $15, or 3.5%, when compared with 2007. Included in other income for 2009 was $150 in income attributable to a contract signing incentive with a check and document supplier, offset by a decline of $59 in commission from investment sales at NBFS. The increase in 2008 over 2007 was largely attributable to an increase in investment services commission.
During the first quarter of 2008, the Company recognized $290 in a one-time gain from the initial public offering of Visa, Inc. stock. When the credit card processor went public, the Company was required to sell a portion of its Class B shares. This gain, offset by losses in called investment securities was the source of the $175 in realized securities gains/losses reported for the year ended December 31, 2008. Realized securities gains in 2009 have come solely from gains in called securities. Therefore, the $44 in 2009 realized securities gains declined $131 from the 2008 total. Likewise for 2007, in the year prior to the one-time Visa, Inc. stock gain, realized securities gains from called securities were at $51.

Noninterest Expense

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Salaries and employee benefits	$11,336	$11,168	$10,773
Occupancy, furniture and fixtures	1,792	1,751	1,743
Data processing and ATM	1,371	1,381	1,149
FDIC assessment	1,727	209	89
Credit card processing	2,121	2,105	2,146
Intangibles amortization	1,093	1,119	1,138
Net costs of other real estate owned	393	100	81
Franchise taxes	885	823	578
Other operating expenses	3,135	3,367	3,259
Total noninterest expense	$23,853	$22,023	$20,956

Salaries and benefits expense increased $168, or 1.5%, from $11,168 for the year ended December 31, 2008 to $11,336 for the year ended December 31, 2009. When 2007 and 2008 are compared, salary and benefits expense grew by $395, or 3.7%, from $10,773 to $11,168. The modest increase in 2009 is the result of the Company’s efforts to control salary costs. Higher benefits expense in 2008, including a larger contribution to the employee stock ownership plan, accounted for a large part of that year’s increase.
Occupancy, furniture and fixtures expense was $1,792 for the year ended December 31, 2009, an increase of $41, or 2.3%, from the prior year. The 2008 total was $1,751, an increase of $8, or 0.5%, from the $1,743 reported at year-end 2007. The small increases reported in both 2009 and 2008 are reflective of the Company’s emphasis on containing controllable expenses. On June 30, 2009, NBB consolidated one of its Tazewell, Virginia branch offices with a nearby office. Although this closure at mid-year did not produce significant cost savings in 2009, it is expected to assist in the Company’s future efforts to control its occupancy expense particularly if efforts to sell the buildings are successful.
Data processing and ATM expense was $1,371 in 2009, $1,381 in 2008 and $1,149 in 2007. Expenses in this category were higher in 2008 than in 2007 because of costs associated with branch capture and merchant capture, as well as higher depreciation costs. The 2008 installation costs were not repeated in 2009, explaining a portion of the $10 decline in data processing and ATM expense from 2008 to 2009. These savings were partially offset by an investment in replacement computers. This category is expected to likely increase in 2010 because the Company has undertaken a planned replacement of its host computer. That is expected to be complete in the first quarter of the year.
There was a significant increase in assessments for the Federal Deposit Insurance Corporation Deposit Insurance Fund when December 31, 2008 and December 31, 2009 are compared. The total for 2008 was $209, and the 2009 total was $1,727. The increase is a combination of an FDIC special assessment of five basis points of total NBB assets, less Tier 1 capital, as of June 30, 2009, which was payable on September 30, 2009, and a higher level of regular quarterly payments. The FDIC assessment increased from $89 to $209 from 2007 to 2008. This is because NBB had credits toward its Deposit Insurance Fund assessments in 2008 that were not available in 2009.  As has been discussed, on November 12, 2009, the FDIC adopted a rule requiring all insured depositary institutions (including NBB) to prepay on December 30, 2009 their estimated quarterly regular risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, 2012. Given the severity of the recession and the slow pace of recovery, the Company has no assurance that the FDIC will not impose additional future special assessments or increases in regular assessments on NBB and other banks in order to main the integrity of the Deposit Insurance Fund. The Company cannot predict if or when FDIC assessments will increase.
Credit card processing expense was $2,121 for the period ended December 31, 2009, a nominal increase of $16 from 2008’s total of $2,105. Credit card processing expense in 2008 totaled $2,105. Credit card processing expense in 2008 declined $41, or 1.9%, from $2,146 in 2007. This expense is driven by the volume of credit card, debit card and merchant account transactions and by the level of merchant discount fees. It is subject to a degree of variability.
The expense for intangibles and goodwill amortization is related to acquisitions. There were no acquisitions in the last year, and certain expenses from past transactions have been fully amortized. This accounts for the $26, or 2.3% decline in 2009, from $1,119 for 2008 to $1,093 for 2009. It is also the reason for the $19, or 1.7%, decline reported for 2008.
Net costs of other real estate owned have increased from $100 for the period ended December 31, 2008 to $393 in 2009. From 2007 to 2008, net costs of other real estate owned increased from $81 to $100. This expense category varies with the number of foreclosed properties owned by NBB and with the expense associated with each. It has increased in 2009 as the total of other real estate owned includes write-downs on other real estate owned plus other costs associated with carrying these properties, offset by gains on the sale of other real estate. In 2009, write-downs on other real estate were $309. This compares with $11 in 2008. Other costs for these properties in 2009 were $78, while they were $94 in 2008. There was a total of $6 in sale of other real estate for 2009 and $5 in gains for 2008. Management anticipates that the total of other real estate owned will continue to increase as the slow economy impacts businesses and individuals.
Franchise taxes were $885 for the period ended December 31, 2009 and $823 for 2008. They increased from $578 to $823 from 2007 to 2008. State bank franchise taxes are based upon total equity, which increased in both 2008 and 2009.
The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs and charitable donations. For the year ended December 31, 2009, other operating expenses were $3,135. This compares with $3,367 for 2008 and $3,259 for 2007. Declines of $298 in professional fees, $56 in courier expenses and $40 in postage cost all contributed to the $232, or 6.9%, decline between 2008 and 2009. From 2007 to 2008, professional fees increased by $167 and charitable donations grew by $59.

Income Taxes

Income tax expense for 2009 was $3,660 compared to $3,645 in 2008 and $3,730 in 2007. Tax exempt income is the primary difference between expected and actual income tax expense. The Company’s effective tax rates for 2009, 2008 and 2007 were 20.36%, 21.15% and 22.74%, respectively. The Company is subject to the 35% marginal tax rate.  See Note 10 of the Notes to Consolidated Financial Statements for addition information relating to income taxes.

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

Provision and Allowance for Loan Losses

In 2009, the Company experienced increases in all categories of nonperforming assets. Nonaccrual loans increased by $5,417 and loans past due 90 days or more rose by $570. Other real estate owned increased by $142. These changes were attributable to the worsening economy in the Company’s market area.
Even though it trended up throughout the year, the deterioration in asset quality became increasingly apparent in the fourth quarter. Based on the Company’s internal analysis, the allowance for loan losses was raised to $6,926, which brought the ratio of the allowance for loan losses to 1.17%. This ratio was 1.02% at December 31, 2008. The provision for loan losses for 2009 was $1,634, an increase of $515 over 2008. Net charge-offs levels for 2009 and 2008 are comparable.
While these levels of nonperforming assets are high for the Company, they are quite low when compared with its peers. The current level of nonperforming assets is manageable in management’s opinion. Core earnings remain strong, and there are sufficient resources available to handle these accounts.
As previously mentioned, the increase in nonperforming assets is primarily the result of local economic conditions created by the recent national recession. There is some evidence to suggest that the recession has ended and a recovery has begun. Even if so, there is a high degree of uncertainty surrounding the speed of recovery. For that reason, management is unable to predict with any degree of certainty whether and how much its asset quality may continue to deteriorate. Based on current information, management believes the level of nonperforming assets will continue to compare well with its peers, but also be high when compared to its own historic level. Please see “Critical Accounting Policies” above for additional information.

Summary of Loan Loss Experience

A.	Analysis of the Allowance for Loan Losses

The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

	December 31,
	2009	2008	2007	2006	2005
Average net loans outstanding	$579,581	$538,868	$505,070	$488,624	$487,130
Balance at beginning of year	5,858	5,219	5,157	5,449	5,729
Charge-offs:
Commercial and industrial loans	83	146	---	101	373
Real estate mortgage loans	181	24	66	6	50
Real estate construction loans	---	---	64	---	---
Loans to individuals	383	441	341	352	678
Total loans charged off	647	611	471	459	1,101
Recoveries:
Commercial and industrial loans	3	37	18	29	55
Real estate mortgage loans	16	---	2	1	35
Real estate construction loans	---	---	---	---	---
Loans to individuals	62	94	90	88	164
Total recoveries	81	131	110	118	254
Net loans charged off	566	480	361	341	847
Additions charged to operations	1,634	1,119	423	49	567
Balance at end of year	$6,926	$5,858	$5,219	$5,157	$5,449
Net charge-offs to average net loans outstanding	0.10%	0.09%	0.07%	0.07%	0.17%

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

B.           Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

	December 31,
	2009		2008		2007		2006		2005
	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
Commercial and industrial loans	$2,670	48.05%	$2,861	42.70%	$1,894	41.32%	$1,651	42.90%	$1,478	53.52%
Real estate mortgage loans	980	28.01%	1,213	28.22%	951	27.73%	935	25.17%	1,212	23.79%
Real estate construction loans	1,941	7.72%	614	10.54%	396	8.90%	342	6.75%	420	5.50%
Loans to individuals	1,049	16.22%	1,048	18.54%	1,830	22.05%	1,867	25.18%	2,190	17.19%
Unallocated	286		122		148		362		149
	$6,926	100.00%	$5,858	100.00%	$5,219	100.00%	$5,157	100.00%	$5,449	100.00%

Balance Sheet

On December 31, 2009, the Company had total assets of $982,367, an increase of $46,993, or 5.0%, over the total of $935,374 on December 31, 2008. For 2009, the growth in assets was entirely internally generated and was not the result of acquisitions. Total assets at December 31, 2008 were up by $47,727, or 5.4%, over the total in 2007.

Loans

A.	Types of Loans

	December 31,
	2009	2008	2007	2006	2005
Commercial and industrial loans	$283,998	$246,218	$216,830	$215,244	$206,389
Real estate mortgage loans	165,542	162,757	145,542	126,302	117,421
Real estate construction loans	45,625	60,798	46,697	33,840	27,116
Loans to individuals	95,844	106,907	115,704	126,316	142,598
Total loans	$591,009	$576,680	$524,773	$501,702	$493,524
Less unearned income and deferred fees	(1,062)	(1,123)	(1,119)	(1,059)	(913)
Total loans, net of unearned income	$589,947	$575,557	$523,654	$500,643	$492,611
Less allowance for loans losses	(6,926)	(5,858)	(5,219)	(5,157)	(5,449)
Total loans, net	$583,021	$569,699	$518,435	$495,486	$487,162

B.	Maturities and Interest Rate Sensitivities

	December 31, 2009
	< 1 Year	1 – 5 Years	After 5 Years	Total
Commercial and industrial	$110,241	$143,881	$29,876	$283,998
Real estate construction	42,023	3,602	---	45,625
Total	152,264	147,483	29,876	329,623
Less loans with predetermined interest rates	50,159	11,172	26,205	87,536
Loans with adjustable rates	$102,105	$136,311	$3,671	$242,087

C.      Risk Elements
Nonaccrual, Past Due and Restructured Loans.

The following table presents aggregate amounts for nonaccrual loans, restructured loans, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments.

	December 31,
	2009	2008	2007	2006		2005
Nonaccrual loans:
Commercial and industrial	$1,455	$1,333	$1,144	$	---	$171
Real estate mortgage	---	---	---		---	---
Real estate construction	2,643	---	---		---	---
Loans to individuals	---	---	6		---	7
Total nonperforming loans	$4,098	$1,333	$1,150	$	---	$178
Restructured loans:
Commercial and industrial	2,652	---	---		---	---
Real estate mortgage	---	---	---		---	---
Real estate construction	---	---	---		---	---
Loans to individuals	---	---	---		---	---
Total restructured loans	2,652	---	---		---	---
Total nonperforming loans	$6,750	$1,333	$1,150	$	---	$178
Other real estate owned, net	2,126	1,984	263		390	376
Total nonperforming assets	$8,876	$3,317	$1,413		$390	$554
Accruing loans past due 90 days or more:
Commercial and industrial	$762	$663	$984		$338	$142
Real estate mortgage	864	394	55		274	247
Real estate construction	---	---	---		---	---
Loans to individuals	71	70	142		69	157
	$1,697	$1,127	$1,181		$681	$546

Loan loss and other industry indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table
	2009	2008	2007
Provision for loan losses	$1,634	$1,119	$423
Net charge-offs to average net loans	0.10%	0.09%	0.07%
Allowance for loan losses to loans, net of unearned income and deferred fees	1.17%	1.02%	1.00%
Allowance for loan losses to nonperforming loans	102.61%	439.46%	453.83%
Allowance for loan losses to nonperforming assets	78.03%	176.61%	369.36%
Nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.50%	0.23%	0.27%
Nonaccrual loans	$4,098	$1,333	$1,150
Restructured loans	2,652	---	---
Other real estate owned, net	2,126	1,984	263
Total nonperforming assets	$8,876	$3,317	$1,413
Accruing loans past due 90 days or more	$1,697	$1,127	$1,181

Nonperforming loans include nonaccrual loans and restructured loans, but do not include accruing loans 90 days or more past due. Impaired loans, or loans in which management has identified a weakness, but which may or may not be nonperforming, are presented in Note 5 of Notes to Consolidated Financial Statements. Total impaired loans at December 31, 2009 were $7,680, including nonaccrual loans of $4,098 and one restructured loan of $2,652. Impaired loans at December 31, 2008 and 2007 were $1,333 and $1,150, respectively. All impaired loans in 2008 and 2007 were nonaccrual loans.

Securities

The total amortized cost of securities available for sale at December 31, 2009 was $165,532, and total fair value was $168,041. This represents an increase of $20,814, or 14.1% when compared with the fair value of securities available for sale of $147,227 at December 31, 2008.
At December 31, 2009, the total amortized cost of securities held to maturity was $129,376 and fair value was $129,892. This compares with amortized cost of $117,772 and fair value of $117,277 at the same period in 2008 and represents an increase of $12,615, or 10.8%, when fair value for the two periods is compared.
Additional information about securities available for sale and securities held to maturity can be found below in Note 3 of the Notes to Consolidated Financial Statements.
Both categories of securities increased during 2009 because funds were available when loan opportunities did not keep pace with deposit growth and because of the improved performance of the financial market during the year.
The financial markets have experienced increased volatility and increased risk during the economic downturn. The risk in financial markets affects the Company in the same way that it affects other institutional and individual investors. The Company’s investment portfolio includes corporate bonds. If, because of economic hardship, the corporate issuers were to default, there could be a delay in the payment of interest, or there could be a loss of principal and accrued interest. To date, there have been no defaults in any of the corporate bonds held in the portfolio. The Company’s investment portfolio also contains a large percentage of municipal bonds. The recession and a slow recovery could negatively impact the ability of states and municipalities to make scheduled principal and interest payments on their outstanding indebtedness. If their income from taxes and other sources declines significantly because of the recession, states and municipalities could default on their bond obligations. The risk is at this point hypothetical, because there have been no defaults among the municipal bonds in the Company’s investment portfolio.
In making investment decisions, management follows internal policy guidelines that help to limit risk by specifying parameters for both security quality and geographic and industry concentrations.  Management regularly monitors the quality of the investment portfolio and tracks changes in financial markets. The value of individual securities will be written down if a decline in fair value is considered to be other than temporary, given the totality of the circumstances.

Maturities and Associated Yields

The following table presents the maturities for securities available for sale and held to maturity at their carrying values as of December 31, 2009 and weighted average yield for each range of maturities.
	Maturities and Yields
$ in thousands, except percent data	December 31, 2009
	< 1 Year		1-5 Years	5-10 Years		> 10 Years		None		Total
Available for Sale:
U.S. Treasury	$	---	$2,177	$	---	$	---	$	---	$2,177
		---	3.97%		---		---		---	3.97%
U.S. Government agencies		3,019	6,313		6,955		31,300		---	47,587
		4.50%	4.51%		4.38%		4.24%		---	4.31%
Mortgage-backed securities		714	4,188		6,109		6,005		---	17,016
		4.79%	4.53%		5.07%		5.29%		---	5.00%
States and political subdivision – taxable		---	2,741		181		---		---	2,922
		---	4.60%		7.94%		---		---	4.81%
States and political subdivision – nontaxable (1)		4,200	32,915		20,474		13,894		---	71,483
		5.23%	5.80%		6.05%		5.62%		---	5.81%
Corporate		2,951	16,675		3,016		---		---	22,642
		3.73%	4.82%		5.30%		---		---	4.74%
Federal Home Loan Bank stock		---	---		---		---		1,677	1,677
		---	---		---		---		0.01%	0.01%
Federal Reserve Bank stock		---	---		---		---		92	92
		---	---		---		---		6.00%	6.00%
Other securities		767	---		---		---		1,678	2,445
		0.12%	---		---		---		2.77%	1.94%
Total		$11,651	$65,009		$36,735		$51,199		$3,447	$168,041
		4.30%	5.23%		5.52%		4.74%		1.51%	5.00%
Held to Maturity:
U.S. Government agencies		$2,999	$3,997	$	---		$18,082	$	---	$25,078
		4.64%	4.69%		---		4.64%		---	4.65%
Mortgage-backed securities		---	---		---		1,458		---	1,458
		---	---		---		5.57%		---	5.57%
States and political subdivision – taxable		---	2,000		---		2,038		---	4,038
		---	5.32%		---		4.99%		---	5.15%
States and political subdivision – nontaxable (1)		6,750	21,141		12,895		49,850		---	90,636
		5.87%	6.24%		5.93%		6.18%		---	6.14%
Corporate		2,001	4,165		2,000		---		---	8,166
		5.51%	4.55%		5.03%		---		---	4.90%
Total		$11,750	$31,303		$14,895		$71,428	$	---	$129,376
		5.49%	5.76%		5.81%		5.74%		---	5.73%

(1) Rates shown represent weighted average yield on a fully taxable basis.

     The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2009 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Federal Financial Institution Examination Council’s (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders’ equity.

Deposits

Total deposits increased by $34,264, or 4.2%, from $817,848 at December 31, 2008 to $852,112 at December 31, 2009. Total deposits grew $41,509, or 5.4%, from $776,339 at December 31, 2007 to the same period in 2008. A portion of the increase in both 2009 and 2008 is attributable to a higher level of municipal deposits. Also, because of upheaval in the financial markets since the last quarter of 2008, many customers appear to be seeking the safety of insured deposits while other forms of investments are uncertain and volatile. The increases in total deposits for 2009 and 2008 were internally generated and not the result of acquisitions.

A.	Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

	Year Ended December 31,
	2009		2008		2007
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$115,241	---	$112,608	---	$108,854	---
Interest-bearing demand deposits	282,532	1.09%	243,409	1.43%	223,771	1.95%
Savings deposits	48,992	0.11%	45,796	0.29%	46,943	0.50%
Time deposits	399,872	3.17%	381,961	3.98%	379,089	4.51%
Average total deposits	$846,637	2.16%	$783,774	2.80%	$758,657	3.34%

B.      Time Deposits of $100,000 or More

The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:

	December 31, 2009
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits of $100,000 or more	$25,725	$35,128	$70,862	$17,551	$149,266

Derivatives and Market Risk Exposures

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 14, of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA’s and FNMA’s, with a fair value of approximately $5,540. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.
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

Liquidity

Liquidity measures the Company’s ability to provide sufficient cash flow to meet its financial commitments, to fund additional loan demand and to handle withdrawals of existing deposits. Sources of liquidity include deposits, loan principal and interest repayments, sales, calls and maturities of securities and short-term borrowing. The Company also has other available sources of liquidity. They include lines of credit with a correspondent bank, advances from the Federal Home Loan Bank and Federal Reserve Bank discount window borrowings.
Net cash provided by operating activities was $14,874 for the year ended December 31, 2009. This compares with $15,864 and $15,528 for 2008 and 2007, respectively.
Net cash used in investing activities in 2009 was $46,737. Net cash used in investing activities was $51,341 in 2008 and $20,102 in 2007.
Net cash provided by financing activities was $28,441 in 2009, compared to $35,469 in 2008 and $5,615 in 2007.
NBB has been able to readily attract deposits at reasonable rates in its market area. It has long had an internal policy designed to keep the loan to deposit ratio within a range of 65% to 75%, which helps to maintain liquidity. At December 31, 2009, the loan to deposit ratio was 69.2%. In addition, management keeps a reasonable percentage of the Company’s laddered investment portfolio in investments that are categorized as available for sale. These factors, together with those cited above, contribute to the Company’s sound liquidity levels.
At December 31, 2009, management is unaware of any commitment or trend that would have a material and adverse effect on liquidity.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

Total stockholders’ equity at December 31, 2009 was $122,076, an increase of $11,968, or 10.9%, from the $110,108 at December 31, 2008. The two largest factors in determining 2009 stockholders’ equity were retained earnings of $14,319, less dividends to stockholders of $5,823. There was also $49 in exercised stock options.
Total stockholders’ equity grew by $5,308, or 5.06%, from $104,800 on December 31, 2007 to $110,108 on December 31, 2008. Earnings, net of the change in unrealized gains and losses for securities available for sale and dividends paid, accounted for most of the increase in 2008. Exercised stock options provided $75 in 2008, while the total was offset by $562 in repurchased common stock.
The Tier I and Tier II risk-based capital ratios at December 31, 2009 were 16.3% and 17.3%, respectively. Capital ratios are significantly above the regulatory minimum requirements of 4.0% for Tier I and 8.0% for Tier II. The Tier I and Tier II risk-based capital ratios at December 31, 2008 were 15.2% and 16.1%, respectively.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements are detailed in the table below.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years		3-5 Years		More Than 5 Years
Commitments to extend credit	$133,816	$133,816	$	---	$	---	$	---
Standby letters of credit	11,953	11,953		---		---		---
Mortgage loans with potential recourse	25,487	25,487		---		---		---
Operating leases	1,171	222		454		419		76
Total	$172,427	$171,478		$454		$419		$76

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.
Standby letters of credit are also issued to the bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $61 in 2009.
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

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets
	December 31,
$ in thousands, except share data	2009	2008
Assets
Cash and due from banks	$12,894	$16,316
Interest-bearing deposits	32,730	29,656
Securities available for sale, at fair value	168,041	147,227
Securities held to maturity (fair value approximates $129,892 at December 31, 2009 and $117,277 at December 31, 2008)	129,376	117,772
Mortgage loans held for sale	126	348
Loans:
Real estate construction loans	45,625	60,798
Real estate mortgage loans	165,542	162,757
Commercial and industrial loans	283,998	246,218
Loans to individuals	95,844	106,907
Total loans	591,009	576,680
Less unearned income and deferred fees	(1,062)	(1,123)
Loans, net of unearned income and deferred fees	589,947	575,557
Less allowance for loan losses	(6,926)	(5,858)
Loans, net	583,021	569,699
Premises and equipment, net	10,628	11,204
Accrued interest receivable	6,250	5,760
Other real estate owned, net	2,126	1,984
Intangible assets and goodwill	12,626	13,719
Other assets	24,549	21,689
Total assets	$982,367	$935,374

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$122,549	$109,630
Interest-bearing demand deposits	310,629	256,416
Saving deposits	51,622	45,329
Time deposits	367,312	406,473
Total deposits	852,112	817,848
Other borrowed funds	---	54
Accrued interest payable	336	655
Other liabilities	7,843	6,709
Total liabilities	860,291	825,266
Commitments and contingencies	---	---
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding, 6,933,474 shares – 2009, and 6,929,474 – 2008	8,667	8,662
Retained earnings	113,901	105,356
Accumulated other comprehensive (loss), net	(492)	(3,910)
Total stockholders’ equity	122,076	110,108
Total liabilities and stockholders’ equity	$982,367	$935,374

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
$ in thousands, except per share data	2009	2008	2007
Interest Income
Interest and fees on loans	$37,578	$37,108	$37,265
Interest on interest-bearing deposits	90	449	726
Interest on securities – taxable	6,273	6,816	7,476
Interest on securities – nontaxable	6,546	5,738	5,302
Total interest income	50,487	50,111	50,769

Interest Expense
Interest on time deposits of $100,000 or more	5,417	6,004	6,519
Interest on other deposits	10,405	12,802	15,191
Interest on borrowed funds	3	12	35
Total interest expense	15,825	18,818	21,745
Net interest income	34,662	31,293	29,024
Provision for loan losses	1,634	1,119	423
Net interest income after provision for loan losses	33,028	30,174	28,601

Noninterest Income
Service charges on deposit accounts	3,314	3,425	3,291
Other service charges and fees	343	326	330
Credit card fees	2,803	2,808	2,740
Trust income	1,053	1,231	1,333
BOLI income	756	684	592
Other income	491	438	423
Realized securities gains, net	44	175	51
Total noninterest income	8,804	9,087	8,760

Noninterest Expense
Salaries and employee benefits	11,336	11,168	10,773
Occupancy and furniture and fixtures	1,792	1,751	1,743
Data processing and ATM	1,371	1,381	1,149
FDIC assessment	1,727	209	89
Credit card processing	2,121	2,105	2,146
Intangible assets amortization	1,093	1,119	1,138
Net costs of other real estate owned	393	100	81
Franchise taxes	885	823	578
Other operating expenses	3,135	3,367	3,259
Total noninterest expense	23,853	22,023	20,956
Income before income taxes	17,979	17,238	16,405
Income tax expense	3,660	3,645	3,730
Net income	$14,319	$13,593	$12,675

Basic net income per share	$2.07	$1.96	$1.82
Fully diluted net income per share	$2.06	$1.96	$1.82

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance at December 31, 2006	$8,725	$91,123	$(3,093)		$96,755
Net income	---	12,675	---	$12,675	12,675
Other comprehensive income:
Unrealized holding gains on available for sale securities net of gains deferred taxes of $582	---	---	---	1,081	---
Reclassification adjustment, net of income taxes of ($18)	---	---	---	(33)	---
Minimum pension liability adjustment, net of deferred taxes of $186	---	---	---	345	---
Other comprehensive income, net of tax of $750	---	---	1,393	1,393	1,393
Total comprehensive income	---	---	---	$14,068	---
Cash dividend ($0.76 per share)	---	(5,298)	---		(5,298)
Exercise of stock options	21	177	---		198
Common stock repurchased	(56)	(867)	---		(923)
Balance at December 31, 2007	$8,690	$97,810	$(1,700)		$104,800
Net income	---	13,593	---	$13,593	13,593
Other comprehensive loss:
Unrealized holding losses on available for sale securities net of deferred taxes of ($908)	---	---	---	(1,690)	---
Reclassification adjustment, net of income taxes of ($51)	---	---	---	(96)	---
Minimum pension liability adjustment, net of deferred taxes of ($230)	---	---	---	(427)	---
Other comprehensive loss, net of tax of ($1,189)	---	---	(2,213)	(2,213)	(2,213)
Total comprehensive income	---	---	---	$11,380	---
Adjustments to apply measurement data provision of SFAS No. 158, net of tax of ($24)	---	(45)	3		(42)
Cash dividend ($0.80 per share)	---	(5,543)	---		(5,543)
Exercise of stock options	8	67	---		75
Common stock repurchased	(36)	(526)	---		(562)
Balance at December 31, 2008	$8,662	$105,356	$(3,910)		$110,108
Net income	---	14,319	---	$14,319	14,319
Other comprehensive income:
Unrealized holding gains on available for sale securities net of deferred taxes of $1,720	---	---	---	3,193	---
Reclassification adjustment, net of income taxes of ($10)	---	---	---	(19)	---
Minimum pension liability adjustment, net of deferred taxes of $131	---	---	---	244	---
Other comprehensive income, net of tax of $1,841	---	---	3,418	3,418	3,418
Total comprehensive income	---	---	---	$17,737	---
Cash dividend ($0.84 per share)	---	(5,823)	---		(5,823)
Exercise of stock options	5	49	---		54
Balance at December 31, 2009	$8,667	$113,901	$(492)		$122,076

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
$ in thousands	2009	2008	2007
Cash Flows from Operating Activities
Net income	$14,319	$13,593	$12,675
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,634	1,119	423
Deferred income tax benefit	(1,057)	(310)	(144)
Depreciation of premises and equipment	906	965	1,013
Amortization of intangibles	1,093	1,119	1,138
Amortization of premiums and accretion of discounts, net	357	250	237
(Gains) on sale and calls of securities available for sale, net	(29)	(147)	(51)
(Gains) on calls of securities held to maturity, net	(15)	(28)	---
Losses and writedowns on other real estate owned	309	6	38
Originations of mortgage loans held for sale	(25,265)	(13,594)	(19,780)
Sales of mortgage loans held for sale	25,487	13,466	20,368
(Gains) losses on sale and disposal of fixed assets	---	32	(6)
Net change in:
Accrued interest receivable	(490)	(49)	(29)
Other assets	(3,564)	(1,414)	(646)
Accrued interest payable	(319)	(137)	(71)
Other liabilities	1,508	993	363
Net cash provided by operating activities	14,874	15,864	15,528

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(3,074)	31	(10,070)
Proceeds from repayments of mortgage-backed securities	7,119	5,394	6,010
Proceeds from sales of securities available for sale	---	290	---
Proceeds from calls and maturities of securities available for sale	22,446	19,636	18,329
Proceeds from calls and maturities of securities held to maturity	36,951	29,003	12,015
Purchases of securities available for sale	(45,439)	(16,800)	(11,288)
Purchases of securities held to maturity	(49,003)	(32,350)	(11,494)
Purchases of loan participations	(13)	(1,614)	(3,250)
Collections of loan participations	727	1,021	4,435
Loan originations and principal collections, net	(16,662)	(53,715)	(24,965)
Purchase of bank-owned life insurance	---	(2,250)	---
Proceeds from disposal of other real estate owned	460	67	387
Recoveries on loans charged off	81	131	110
Additions to premises and equipment	(330)	(351)	(341)
Proceeds from sale of premises and equipment	---	166	20
Net cash used in investing activities	(46,737)	(51,341)	(20,102)

Cash Flows from Financing Activities
Net change in time deposits	(39,161)	25,616	(1,657)
Net change in other deposits	73,425	15,893	13,304
Net change in other borrowed funds	(54)	(10)	(9)
			(continued)

Cash dividends paid	(5,823)	(5,543)	(5,298)
Common stock repurchased	---	(562)	(923)
Stock options exercised	54	75	198
Net cash provided by financing activities	28,441	35,469	5,615

Net change in cash and due from banks	(3,422)	(8)	1,041
Cash and due from banks at beginning of year	16,316	16,324	15,283
Cash and due from banks at end of year	$12,894	$16,316	$16,324

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$16,144	$18,955	$21,816
Income taxes paid	3,914	4,231	3,740

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for loan losses	$647	$611	$471
Loans transferred to other real estate owned	911	1,794	298
Unrealized gains (losses) on securities available for sale	4,884	(2,742)	1,612
Minimum pension liability adjustment	375	(657)	531
Capital reduction due to change in pension measurement date	---	(66)	---

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
Subsequent events have been considered through the date when the Form 10-K was issued.

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks.

Securities
Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value and included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. This recent accounting guidance amends the recognition guidance for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in prior guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.
Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
For equity securities, when the Company has decided to sell an impaired available-for-sale security and the equity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired  in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

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
The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.
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
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Rate Lock Commitments
The Company enters into commitments to originate mortgage loans in which the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 60 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, by committing to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.
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

Intangible Assets and Goodwill
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired.  It utilizes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred.  The first step tests for impairment, while the second step, if necessary, measures the impairment.  The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year.  No indicators of impairment were identified during the years ended December 31, 2009, 2008 and 2007.

Intangible assets include customer deposit intangibles.  Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally ten to twelve years.

Stock-Based Compensation
The Company’s 1999 Stock Option Plan terminated on March 9, 2009. Incentive stock options, all of which are now vested, were granted in the early years of the Plan. There were no stock options granted in 2009, 2008 and 2007. The Company recognizes the cost of employment services received in exchange for awards of equity instruments based on the fair value of those awards on the date of grant. Compensation cost is recognized over the award’s required service period, which is usually the vesting period.

Pension Plan
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

Income Taxes
Income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.
Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
The Company recognizes interest and penalties on income taxes as a component of income tax expense.

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
	2009	2008	2007
Average number of common shares outstanding	6,932,126	6,929,755	6,970,982
Effect of dilutive options	13,404	6,195	14,348
Average number of common shares outstanding used to calculate diluted earnings per share	6,945,530	6,935,950	6,985,330

In 2009, 2008 and 2007, stock options representing 22,500, 95,250 and 93,000 shares respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

Advertising
The Company practices the policy of charging advertising costs to expenses as incurred. In 2009, the Company charged $179 to expenses, and in 2008, $146 and in 2007, $118 was expensed, respectively.

Use of Estimates
In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets, other-than-temporary impairments of securities and the fair value of financial instruments.
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

Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Company adopted new guidance impacting Financial Accounting Standards Board Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new guidance impacting FASB Topic 715-20: Compensation Retirement Benefits – Defined Benefit Plans – General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance are included in Note 8 of the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The additional disclosures required by this guidance are included in Note 16 to these consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not have any cumulative effect adjustment related to the adoption of this guidance.  The additional disclosures required are included in the Consolidated Statements of Income and in Note 3 to these consolidated financial statements.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This update creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. This new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  This new guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective
In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities.  The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

Note 2: Restriction on Cash
As members of the Federal Reserve System, the Company’s subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2009 and 2008, the aggregate amounts of daily average required balances approximated $5,250 and $2,654, respectively.

Note 3: Securities
The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2009
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Treasury	$2,020	$157	$	---	$2,177
U.S. Government agencies and corporations	48,137	375		925	47,587
States and political subdivisions	72,743	2,016		354	74,405
Mortgage-backed securities	16,250	766		---	17,016
Corporate debt securities	21,950	754		62	22,642
Federal Home Loan Bank stock – restricted	1,677	---		---	1,677
Federal Reserve Bank stock – restricted	92	---		---	92
Other securities	2,662	---		217	2,445
Total securities available for sale	$165,531	$4,068		$1,558	$168,041

	December 31, 2008
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Treasury	$3,024	$273	$	---	$3,297
U.S. Government agencies and corporations	11,985	565		---	12,550
States and political subdivisions	81,166	849		1,192	80,823
Mortgage-backed securities	23,052	533		12	23,573
Corporate debt securities	25,924	51		3,342	22,633
Federal Home Loan Bank stock – restricted	1,589	---		---	1,589
Federal Reserve Bank stock – restricted	92	---		---	92
Other securities	2,766	---		96	2,670
Total securities available for sale	$149,598	$2,271		$4,642	$147,227

The amortized cost and fair value of single maturity securities available for sale at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2009.

	December 31, 2009
	Amortized Cost	Fair Value
Due in one year or less	$11,608	$11,651
Due after one year through five years	62,529	65,009
Due after five years through ten years	35,688	36,735
Due after ten years	52,043	51,199
No maturity	3,663	3,447
	$165,531	$168,041

The amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows:

	December 31, 2009
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$25,078	$279	$426	$24,931
States and political subdivisions	94,674	1,847	915	95,606
Mortgage-backed securities	1,458	87	---	1,545
Corporate debt securities	8,166	66	422	7,810
Total securities held to maturity	$129,376	$2,279	$1,763	$129,892

	December 31, 2008
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$37,973	$798	$4	$38,767
States and political subdivisions	67,011	748	1,343	66,416
Mortgage-backed securities	1,801	46	---	1,847
Corporate debt securities	10,987	24	764	10,247
Total securities held to maturity	$117,772	$1,616	$2,111	$117,277

The amortized cost and fair value of single maturity securities held to maturity at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2009.

	December 31, 2009
	Amortized Cost	Fair Value
Due in one year or less	$11,750	$11,938
Due after one year through five years	31,303	32,316
Due after five years through ten years	14,895	14,929
Due after ten years	71,428	70,709
	$129,376	$129,892

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2009
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U. S. Government agencies and corporations	$42,876	$1,351	$	---	$	---
State and political subdivisions	28,537	571		13,382		698
Corporate debt securities	662	1		3,517		483
Other	---	---		277		217
Total temporarily impaired securities	$72,075	$1,923		$17,176		$1,398

	December 31, 2008
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U. S. Treasury	$995	$4	$	---	$	---
U. S. Government agencies and corporations	54,480	2,533		1,000		2
State and political subdivisions	1,309	9		635		3
Mortgage-backed securities	13,786	851		12,046		3,255
Corporate debt securities	---	---		492		96
Total temporarily impaired securities	$70,570	$3,397		$14,173		$3,356

At December 31, 2009, the Company had 120 securities with a fair value of $89,251 which had total unrealized losses of $3,321. The Company has made the determination that these securities are temporarily impaired at December 31, 2008 for the following reasons:
U.S. Government agencies and corporations. The unrealized losses in this category of investments were caused by interest rate fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not more likely than not that the Company will be required to sell any of these investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.
State and political subdivisions. This category’s unrealized losses are primarily the result of interest rate fluctuations and also a certain few ratings downgrades brought about by the impact of the economic downturn on states and political subdivisions. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not more likely than not that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.
Corporate debt securities. The Company’s unrealized losses in corporate debt securities are related to both interest rate fluctuations and ratings downgrades for a limited number of securities. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.
Other. The Company holds an investment in an LLC and a small amount of community bank stock. The value of these investments has been negatively affected by market conditions. Because the Company does not intend to sell these investments before recovery of amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired.
At December 31, 2008, the Company had 144 securities with a fair value of $84,743 which were temporarily impaired. The total unrealized loss on these securities, which was attributed to interest rate fluctuations, was $6,753. Because the Company had the ability and intent to hold the securities until maturity or until the cost was recovered, the losses associated with the securities were not considered other than temporary at December 31, 2008.
At December 31, 2009 and 2008, securities with a carrying value of $100,794 and $64,824, respectively, were pledged to secure trust deposits and for other purposes as required or permitted by law.
As a member of the Federal Reserve and the Federal Home Loan Bank (FHLB) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans totaling approximately $115,440, and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Dividends were suspended in the last quarter of 2008 and the first quarter of 2009, and the FHLB has deferred payment of a dividend for the last quarter of 2009. Management reviews for impairment based upon the ultimate recoverability of the cost basis in the FHLB stock.

Note 4: Related Party Transactions
In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to executive officers and directors of Bankshares and its subsidiaries amounting to $3,466 at December 31, 2009 and $3,523 at December 31, 2008. During the year ended December 31, 2009, total principal additions were $721 and principal payments were $778.

Note 5: Allowance for Loan Losses
An analysis of the allowance for loan losses follows:
	Years ended December 31,
	2009	2008	2007
Balance at beginning of year	$5,858	$5,219	$5,157
Provision for loan losses	1,634	1,119	423
Loans charged off	(647)	(611)	(471)
Recoveries of loans previously charged off	81	131	110
Balance at end of year	$6,926	$5,858	$5,219

The following is a summary of information pertaining to impaired loans:
	December 31,
	2009	2008	2007
Impaired loans without a valuation allowance	$50	$1,028		$1,144
Impaired loans with a valuation allowance	7,630	2,548		---
Total impaired loans	$7,680	$3,576		$1,144
Valuation allowance related to impaired loans	$2,495	$679	$	---

	Years ended December 31,
	2009	2008	2007
Average investment in impaired loans	$7,851	$3,790	$1,138
Interest income recognized on impaired loans	169	140	---
Interest income recognized on a cash basis on impaired loans	---	---	---

No additional funds are committed to be advanced in connection with impaired loans. There were no nonaccrual loans excluded from the impaired loan disclosure at December 31, 2009 and 2008. One commercial mortgage loan of $2,652 was classified as a troubled debt restructuring and included in impaired loans at December 31, 2009. The Company had no other troubled debt restructuring at year-end 2009, and there were no troubled debt restructurings at December 31, 2008 or 2007. Loans past due greater than 90 days which continue to accrue interest totaled $1,697 and $1,127 at December 31, 2009 and 2008, respectively.

Note 6: Premises and Equipment
A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2009	2008
Premises	$14,225	$14,285
Furniture and equipment	11,918	11,614
Construction-in-progress	195	109
Premises and equipment	$26,338	$26,008
Accumulated depreciation	(15,710)	(14,804)
Premises and equipment, net	$10,628	$11,204

Depreciation expense for the years ended December 2009, 2008 and 2007 amounted to $906, $965 and $1,013, respectively.
The Company leases certain branch facilities under noncancellable operating leases. The future minimum lease payments under these leases (with initial or remaining lease terms in excess of one year) as of December 31, 2009 are as follows:  $222 in 2010, $226 in 2011, $228 in 2012, $223 in 2013, $197 in 2014, and $75 thereafter.

Note 7: Deposits
The aggregate amounts of time deposits in denominations of $100 or more at December 31, 2009 and 2008 were $149,266 and $160,834, respectively.
At December 31, 2009 the scheduled maturities of time deposits are as follows:

2010	$302,010
2011	32,839
2012	17,507
2013	9,383
2014	4,466
Thereafter	1,107
$367,312

At December 31, 2009 and 2008, overdraft demand deposits reclassified to loans totaled $937 and $604, respectively.

Note 8: Employee Benefit Plans

401(k) Plan
The Company has a Retirement Accumulation Plan qualifying under IRS Code Section 401(k), in which NBI, NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2009, 2008 and 2007, the Company contributed $268, $262 and $261, respectively, to the plan.

Employee Stock Ownership Plan
The Company has a nonleveraged Employee Stock Ownership Plan (ESOP) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the Board of Directors. Contribution expense amounted to $300, $300 and $200 in the years ended December 31, 2009, 2008 and 2007, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2009, the number of allocated shares held by the ESOP was 243,499 and the number of unallocated shares was 21,500. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with ten years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and NBI or the ESOP, with the agreement of the Trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of distribution.

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

	December 31,
	2009	2008	2007
Change in benefit obligation
Projected benefit obligation at beginning of year	$10,703	$11,859	$11,729
Service cost	353	500	608
Interest cost	661	719	702
			(continued)

Actuarial (gain) loss		362	(613)		(227)
Benefits paid		(481)	(336)		(953)
Prior cost due to amendment		---	(1,426)		---
Projected benefit obligation at end of year		11,598	10,703		11,859

Change in plan assets
Fair value of plan assets at beginning of year		6,337	8,242		7,835
Actual return on plan assets		1,249	(1,964)		763
Employer contribution		356	395		597
Benefits paid		(481)	(336)		(953)
Fair value of plan assets at end of year		7,461	6,337		8,242

Funded status at the end of the year		$(4,137)	$(4,366)		$(3,617)

Amounts recognized in the Balance Sheet
Other liabilities		$(4,137)	$(4,366)		$(3,617)

Amounts recognized in accumulated other comprehensive income (loss), net
Net income (loss)		$(4,420)	$(5,114)		$(3,163)
Prior service cost		1,180	1,281		(28)
Deferred tax asset		1,130	1,335		1,104
Net obligation at transition		11	23		38
Amount recognized		$(2,099)	$(2,475)		$(2,049)

Components of net periodic benefit cost
Service cost		$353	$429		$608
Interest cost		661	616		702
Expected return on plan assets		(527)	(667)		(637)
Amortization of prior service cost		(101)	(101)		9
Amortization of net obligation at transition		(13)	(13)		(13)
Recognized net actuarial loss		335	154		180
Net periodic benefit cost		$708	$418		$849

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss)
Net (gain) loss		$(489)	$1,951		$(533)
Prior service cost		---	(1,426)		---
Amortization of prior service cost		101	117		(9)
Amortization of net obligation at transition		13	15		11
Deferred income tax (benefit) expenses		131	(230)		186
Total recognized		$(244)	$427		$(345)

Total recognized in net periodic benefit cost and other comprehensive income (loss), net of income tax (benefit) expense		$464	$845		$504

Adjustments to retained earnings due to change in measurement date
Service cost	$	---	$71	$	---
Interest cost		---	102		---
				(continued)

Expected return on plan assets		---	(111)		---
Amortization of prior service cost		---	(17)		---
Amortization of net obligation at transition		---	(2)		---
Recognized net actuarial loss		---	26		---
Deferred tax benefit		---	(24)		---
Adjustment to retained earnings	$	---	$45	$	---

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost		6.00%	6.00%		6.00%
Discount rate used for disclosure		6.00%	6.00%		6.00%
Expected return on plan assets		8.00%	8.00%		8.00%
Rate of compensation increase		4.00%	4.00%		4.00%

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
The Company, as plan sponsor, has adopted a Pension Administrative Committee Policy (the Policy) for monitoring the investment management of its qualified plans. The Policy includes a statement of general investment principles and a listing of specific investment guidelines, to which the committee may make documented exceptions. The guidelines state that, unless otherwise indicated, all investments that are permitted under the Prudent Investor Rule shall be permissible investments for the defined benefit pension plan. All plan assets are to be invested in marketable securities. Certain investments are prohibited, including commodities and future contracts, private placements, repurchase agreements, options and derivatives. The Policy establishes quality standards for fixed income investments and mutual funds included in the pension plan trust. The Policy also outlines diversification standards.
The preferred target allocation for the assets of the defined benefit pension plan is 65% in equity securities and 35% in fixed income securities. Equity securities include investments in large-cap and mid-cap companies primarily located in the United States, although a small number of international large-cap companies are included. There are also investments in mutual funds holding the equities of large-cap and mid-cap U.S. companies. Fixed income securities include U.S. government agency securities and corporate bonds from companies representing diversified industries. There are no investments in hedge funds, private equity funds or real estate.
Fair value measurements of the pension plan’s assets at December 31, 2009 follow:

	Fair Value Measurements at
	December 31, 2009
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$632	$632	$	---	$	---
Equity securities:
U. S. companies	2,598	2,598		---		---
International companies	81	81		---		---
Equities mutual funds (a)	1,186	1,186		---		---
U. S. government agencies and corporations	607	---		607		---
State and political subdivisions	113	---		113		---
Corporate bonds – investment grade (b)	2,090	---		2,090		---
Corporate bonds – below investment grade (c)	154	---		154		---
Total pension plan assets	$7,461	$4,497		$2,964	$	---

(a)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(b)	This category represents investment grade bonds of U.S. issuers from diverse industries.
(c)	This category represents bonds from U.S. issuers from diverse industries that were purchased at investment grade, but which have fallen below investment grade.

The Company’s required minimum pension contribution for 2010 has not yet been determined, but is estimated to be in the $300 to $500 range.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2010	$282
2011	$288
2012	$334
2013	$386
2014	$511
2015 - 2019	$3,717

Note 9: Stock Option Plan
The Company had a stock option plan, the 1999 Stock Option Plan, that was adopted in 1999 and that was terminated on March 9, 2009. Incentive stock options were granted annually to key employees of NBI and its subsidiaries from 1999 to 2005 and none have been granted since 2005. All of the stock options are vested.

A summary of the status of the Company’s stock option plan is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	113,500	$21.84
Granted	---	---
Exercised	(4,000)	13.58
Forfeited or expired	---	---
Outstanding at December 31, 2009	109,500	$22.14	5.49	$673
Exercisable at December 31, 2009	109,500	$22.14	5.49	$673

The intrinsic value of shares exercised were $59, $40 and $89 for 2009, 2008 and 2007, respectively. No tax benefit was recognized on shares exercised for any of the years presented.

Note 10: Income Taxes
The Company files United States federal income tax returns, and Virginia and West Virginia state income tax returns.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006.

Allocation of income tax expense between current and deferred portions is as follows:

	Years ended December 31,
	2009	2008	2007
Current	$4,717	$3,955	$3,874
Deferred	(1,057)	(310)	(144)
Total income tax expense	$3,660	$3,645	$3,730

The following is a reconciliation of the “expected” income tax expense, computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense, with the reported income tax expense:

	Years ended December 31,
	2009	2008	2007
Computed “expected” income tax expense	$6,293	$6,033	$5,742
Tax-exempt interest income	(2,556)	(2,224)	(2,090)
Nondeductible interest expense	267	291	344
Other, net	(344)	(455)	(266)
Reported income tax expense	$3,660	$3,645	$3,730

The components of net deferred tax assets, included in other assets, are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses and unearned fee income	$2,365	$2,105
Valuation allowance on other real estate owned	159	25
Deferred compensation and other liabilities	2,483	1,992
Net unrealized losses on securities available for sale	---	831
Total deferred tax assets	$5,007	$4,953

Deferred tax liabilities:
Fixed assets	$(77)	$(102)
Discount accretion on securities	(77)	(98)
Deposit intangibles and goodwill	(677)	(552)
Other	(182)	(228)
Net unrealized gains on securities available for sale	(875)	---
Total deferred tax liabilities	(1,888)	(980)
Net deferred tax assets	$3,119	$3,973

The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2009 and 2008 because the realization of all gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.

Note 11: Restrictions on Dividends
The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2009, 2008 and 2007, dividends received from subsidiary banks were $5,884, $5,591and $6,698, respectively.
Substantially all of Bankshares’ retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2009, retained net income, which was free of such restriction, amounted to approximately $23,271.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Company and the bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2009, the most recent notifications from the appropriate regulatory authorities categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed the bank’s category. The Company’s and the bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are also presented in the following tables.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total capital (to risk weighted assets)
NBI consolidated	$116,783	17.3%	$53,931	8.0%	N/A	N/A
NBB	113,310	16.9%	53,625	8.0%	$67,031	10.0%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$109,857	16.3%	$26,966	4.0%	N/A	N/A
NBB	106,384	15.9%	26,812	4.0%	$40,218	6.0%
Tier 1 capital (to average assets)
NBI consolidated	$109,857	11.5%	$38,259	4.0%	N/A	N/A
NBB	106,384	11.2%	37,981	4.0%	$47,477	5.0%
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total capital (to risk weighted assets)
NBI consolidated	$106,151	16.1%	$52,786	8.0%	N/A	N/A
NBB	102,468	15.6%	52,470	8.0%	$65,588	10.0%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$100,293	15.2%	$26,393	4.0%	N/A	N/A
NBB	96,610	14.7%	26,235	4.0%	$39,353	6.0%
Tier 1 capital (to average assets)
NBI consolidated	$100,293	11.1%	$36,016	4.0%	N/A	N/A
NBB	96,610	10.7%	36,012	4.0%	$45,015	5.0%

Note 13: Condensed Financial Statements of Parent Company
Financial information pertaining only to NBI (Parent) is as follows:

Condensed Balance Sheets

	December 31,
	2009	2008
Assets
Cash due from subsidiaries	$13	$39
Securities available for sale	2,445	2,704
Investments in subsidiaries, at equity	119,472	107,333
Refundable income taxes due from subsidiaries	56	25
Other assets	645	582
Total assets	$122,631	$110,683

Liabilities And Stockholders’ Equity
Other liabilities	$555	$575
Stockholders’ equity	122,076	110,108
Total liabilities and stockholders’ equity	$122,631	$110,683

Condensed Statements of Income
	Years Ended December 31,
	2009	2008	2007
Income
Dividends from Subsidiaries	$5,884	$5,591	$6,698
Interest on securities – taxable	7	41	26
Interest on securities – nontaxable	61	62	68
Other income	1,129	1,147	1,147
Securities gains (losses)	2	(62)	30
	7,083	6,779	7,969

Expenses
Other expenses	1,590	1,720	1,643
Income before income tax benefit and equity in undistributed net income of subsidiaries	5,493	5,059	6,326
Applicable income tax benefit	120	182	136
Income before equity in undistributed net income of subsidiaries	5,613	5,241	6,462
Equity in undistributed net income of subsidiaries	8,706	8,352	6,213
Net income	$14,319	$13,593	$12,675

Condensed Statements of Cash Flows
	Years ended December 31,
	2009	2008	2007
Cash Flows from Operating Expenses
Net income	$14,319	$13,593	$12,675
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(8,706)	(8,352)	(6,213)
Amortization of premiums and accretion of discounts, net	1	1	26
Depreciation expense	9	9	7
Securities (gains) losses	(2)	62	(30)
Net change in refundable income taxes due from subsidiaries	(31)	59	76
Net change in other assets	(56)	(28)	7
Net change in other liabilities	66	4	155
Net cash provided by operating activities	5,600	5,348	6,703

Cash Flows from Investing Activities
Purchases of securities available for sale	(327)	(930)	(909)
Maturities and calls of securities available for sale	524	1,615	200
Net cash (used in) provided by investing activities	197	685	(709)

Cash Flows from Financing Activities
Cash dividends paid	(5,823)	(5,543)	(5,298)
Common stock repurchased	---	(562)	(923)
Exercise of stock options	54	75	198
Note payable	(54)	---	---
Net cash used in financing activities	(5,823)	(6,030)	(6,023)
Net change in cash	(26)	3	(29)
Cash due from subsidiaries at beginning of year	39	36	65
Cash due from subsidiaries at end of year	$13	$39	$36

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
At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2009	2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$133,816	$110,714
Standby letters of credit	11,953	11,481
Mortgage loans sold with potential recourse	25,487	13,466

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
The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2009, the Company originated $25,265 and sold $25,487 to investors, compared to $13,594 originated and $13,466 sold in 2008. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.
At December 31, 2009, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $320 and loans held for sale of $126. The Company has entered into commitments, on a best-effort basis, to sell loans of approximately $468. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.
The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2009 that exceeded the insurance limits of the Federal Deposit Insurance Corporation was $394.

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
At December 31, 2009 and 2008, approximately $328,786 and $327,442, respectively, of the loan portfolio was concentrated in commercial real estate. This represents approximately 56% of the loan portfolio at December 31, 2009 and 57% at December 31, 2008. Included in commercial loans at December 31, 2009 and 2008 was approximately $154,835 and $136,275, respectively, in loans for college housing and professional office buildings. This represents approximately 26% and 24% of the loan portfolio at December 31, 2009 and 2008, respectively. Loans secured by residential real estate were approximately $154,084 and $149,241 at December 31, 2009 and 2008, respectively. This represents approximately 26% of the loan portfolio at December 31, 2009 and 26% at December 31, 2008, respectively. Loans secured by automobiles were approximately $15,180 and $15,480 at December 31, 2009 and 2008, respectively. This represents approximately 3% of the loan portfolio at December 31, 2009 and 2008.
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

Note 16: Fair Value Measurements
The Company records fair value adjustments to certain assets and liabilities and determines fair value disclosures utilizing a definition of fair value of assets and liabilities that states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Additional considerations come into play in determining the fair value of financial assets in markets that are not active.
The Company uses a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy based on these two types of inputs are as follows:
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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$166,272	$	---	$166,272	$	---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.
Impaired Loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Troubled debt restructurings are impaired loans. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans net of valuation allowance	$5,135	$	---	$	---	$5,135

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the fair discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accounting guidance for fair value excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
Other Real Estate Owned
Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned net of valuation allowance	$1,868	$	---	$	---	$1,868

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
Commitments to Extend Credit and Standby Letters of Credit
The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2009 and 2008, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$12,894	$12,894	$16,316	$16,316
Interest-bearing deposits	32,730	32,730	29,656	29,656
Securities	297,417	297,933	264,999	264,504
Mortgage loans held for sale	126	126	348	348
Loans, net	583,021	588,201	569,699	586,727
Accrued interest receivable	6,250	6,250	5,760	5,760
Financial liabilities:
Deposits	$852,112	$856,556	$817,848	$824,789
Other borrowed funds	---	---	54	54
Accrued interest payable	336	336	655	655

Note 17: Selected Quarterly Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008:

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$12,578	$12,711	$12,616	$12,582
Interest expense	4,412	4,274	3,876	3,263
Net interest income	8,166	8,437	8,740	9,319
Provision for loan losses	370	278	305	681
Noninterest income	2,107	2,172	2,212	2,313
Noninterest expense	5,630	6,180	5,891	6,152
Income taxes	886	794	976	1,004
Net income	$3,387	$3,357	$3,780	$3,795
Per Share Data:
Basic net income per share	$0.49	$0.48	$0.55	$0.55
Fully diluted net income per share	0.49	0.48	0.54	0.55
Cash dividends per share	---	0.41	---	0.43
Book value per share	16.39	16.58	17.52	17.61

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$12,711	$12,472	$12,409	$12,519
Interest expense	5,407	4,815	4,195	4,401
Net interest income	7,304	7,657	8,214	8,118
Provision for loan losses	100	135	280	604
Noninterest income	2,296	2,227	2,208	2,356
Noninterest expense	5,457	5,306	5,531	5,729
Income taxes	862	974	996	813
Net income	$3,181	$3,469	$3,615	$3,328
Per Share Data:
Basic net income per share	$0.46	$0.50	$0.52	$0.48
Fully diluted net income per share	0.46	0.50	0.52	0.48
Cash dividends per share	---	0.39	---	0.41
Book value per share	15.73	15.50	15.80	15.89

Note 18.  Intangible Assets and Goodwill

In accounting for goodwill and intangible assets, the Company conducts an impairment review at least annually and more frequently if certain impairment indicators are in evidence. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2009, 2008 or 2007.

Information concerning goodwill and intangible assets for years ended December 31, 2009 and 2008 is presented in the following table:

	Gross Carrying Value	Accumulated Amortization		Net Carrying Value
December 31, 2009
Amortizable core deposit intangibles	$16,257		$9,479	$6,778
Unamortizable goodwill	$5,848	$	---	$5,848

December 31, 2008
Amortizable core deposit intangibles	$16,257		$8,386	$7,871
Unamortizable goodwill	$5,848	$	---	$5,848

As of December 31, 2009, the estimated amortization expense of core deposit intangibles are as follows:

2010	$1,083
2011	1,083
2012	1,083
2013	1,077
2014	1,075
Thereafter	1,377
Total	$6,778

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
National Bankshares, Inc.
Blacksburg, Virginia

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bankshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2010 expressed an unqualified opinion on the effectiveness of National Bankshares, Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia
March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
National Bankshares, Inc.
Blacksburg, Virginia

We have audited National Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  National Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, National Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of National Bankshares, Inc. and subsidiaries and our report dated March 10, 2010 expressed an unqualified opinion.

Winchester, Virginia
March 10, 2010

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and  Procedures

Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2009.
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

Item 9B. Other Information

Subsequent Events
From December 31, 2009, the balance sheet date of this Form 10-K, through the date of filing of the Form 10-K with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provides evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to the directors of Bankshares is set out under the caption “Election of Directors” on pages 2 and 3 of Bankshares’ Proxy Statement dated March 12, 2010 which information is incorporated herein by reference.
The Board of Directors of Bankshares has a standing audit committee made up entirely of independent directors, as that term is defined in the NASDAQ Stock Market Listing Rules. In 2009, Dr. J. M. Lewis chaired the Audit Committee and its members were Mr. L. J. Ball, Mr. J. W. Bowling and Mr. J. H. Harry. Each member of the Audit Committee has extensive business experience; however, the Committee has identified Dr. Lewis as its financial expert, since he has a professional background which involves financial oversight responsibilities. Dr. Lewis currently oversees the preparation of financial statements in his role as President of New River Community College. He previously served as the College’s Chief Financial Officer. The Audit Committee’s Charter is available on the Company’s web site at www.nationalbankshares.com.
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

Name	Age	Offices and Positions Held	Year Elected an Officer/Director
James G. Rakes	65	Chairman, President and Chief Executive Officer, National Bankshares, Inc.; President and Chief Executive Officer of The National Bank of Blacksburg since 1983 and Chairman since 2005. Chairman, President and Treasurer of National Bankshares Financial Services, Inc. since 2001.	1986
David K. Skeens	43	Treasurer and Chief Financial Officer of National Bankshares, Inc. since January 14, 2009; Senior Vice President/Operations & Risk Management & CFO of National Bank of Blacksburg since 2009; prior thereto Senior Vice President/Operations & Risk Management since 2008; prior thereto Vice President/Operations & Risk Management since 2004.	2009
F. Brad Denardo	57	Executive Vice President, National Bankshares, Inc. since 2008; Interim Treasurer and Chief Financial Officer from May 23, 2008 to January 14, 2009; prior thereto Corporate Officer since 1989; Executive Vice President/Chief Operating Officer of The National Bank of Blacksburg since 2002.	1989
Marilyn B. Buhyoff	61	Secretary & Counsel, National Bankshares, Inc.; Counsel of The National Bank of Blacksburg since 1989; Secretary of National Bankshares Financial Services, Inc. since 2001, and Executive Vice President since 2004.	1989

Item 11. Executive Compensation

The information set forth under “Executive Compensation” on pages 9 through 17 of NBI’s Proxy Statement dated March 12, 2010 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under “Stock Ownership of Directors and Executive Officers” on pages 1 and 2 of NBI’s Proxy Statement dated March 12, 2010 for the Annual Meeting of Stockholders to be held April 13, 2010 is incorporated herein by reference.

The following table summarizes information concerning National Bankshares equity compensation plans at December 31, 2009:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by stockholders 1999 Stock Option Plan	109,500	$22.14	109,500
Equity compensation plans not approved by stockholders	---	---	---
Total	109,500	$22.14	109,500

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under “Director Independence and Certain Transactions With Officers and Directors” on page 5 of NBI’s Proxy Statement dated March 12, 2010 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The following fees were paid to Yount, Hyde & Barbour, P.C., Certified Public Accountants, for services provided to NBI for the years ended December 31, 2009 and 2008. The Audit Committee determined that the provision of non-audit services by Yount, Hyde & Barbour P.C. did not compromise the firm’s ability to maintain its independence.

Principal Accounting Fees and Services

	2009		2008
	Fees	Percentage	Fees	Percentage
Audit fees	$102,500	78%	$93,000	73%
Audit-related fees	21,300	16%	26,579	21%
Tax fees	8,492	6%	7,250	6%
	$132,292	100%	$126,829	100%

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1)  Financial Statements
The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – As of December 31, 2009 and 2008
Consolidated Statements of Income – Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows – Years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Annual Report on Form
10-K.

(a) (3) Exhibits
A list of the exhibits filed or incorporated in this Annual Report by reference is as follows:

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)

*10(iii)(A)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(viii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(viii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(viii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	Page 69
+31(i)	Section 906 Certification of Chief Executive Officer	Page 64
+31(ii)	Section 906 Certification of Chief Financial Officer	Page 65
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 67
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 67

*Indicates a management contract or compensatory plan required to be filed herein.
+Filed with this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BANKSHARES, INC.

/s/ JAMES G. RAKES
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID K. SKEENS
David K. Skeens Treasurer (Principal Financial Officer) (Principal Accounting Officer)

Date: March 12, 2010

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

Date: March 12, 2010

/s/ JAMES G. RAKES
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

Date: March 12, 2010

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Date	Title

/s/ L. J. BALL	03/12/2010	Director
L. J. Ball

/s/ J. W. BOWLING	03/12/2010	Director
J. W. Bowling

/s/ J. H. HARRY	03/12/2010	Director
J. H. Harry

/s/ J. M. LEWIS	03/12/2010	Director
J. M. Lewis

/s/ M. G. MILLER	03/12/2010	Director
M. G. Miller

/s/ W. A. PEERY	03/12/2010	Director
W. A. Peery

/s/ J. G. RAKES	03/12/2010	Chairman of the Board
J. G. Rakes		President and Chief Executive Officer – National Bankshares, Inc. Director

/s/ G. P. REYNOLDS	03/12/2010	Director
G. P. Reynolds

/s/ J. M. SHULER	03/12/2010	Director
J. M. Shuler

Exhibit 32(i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO U.S.C. SECTION 1350

In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2009, I, James G. Rakes, Chairman, President and Chief Executive Officer of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1)	such Form 10-K for the year ended December 31, 2009, fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2)
the information contained in such Form 10-K for the year ended December 31, 2009, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Exhibit 32(ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO U.S.C. SECTION 1350

In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2009, I, David K. Skeens, Treasurer of National Bankshares, Inc., hereby certify pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1) such Form 10-K for the year ended December 31, 2009, fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2)  the information contained in such Form 10-K for the year ended December 31, 2009, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Index of Exhibits

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit No.	Title	Page Number
23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8.	Page 69
31(i)	Section 906 Certification of Chief Executive Officer	Page 64
31(ii)	Section 906 Certification of Chief Financial Officer	Page 65
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 67
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 67

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-79979 on Form S-8 of National Bankshares, Inc. of our reports dated March 10, 2010 relating to our audits of the consolidated financial statements and internal control over financial reporting, which appear in this Annual Report on Form 10-K of National Bankshares, Inc. for the year ended December 31, 2009.

Winchester, Virginia
March 10, 2010