Form 10-Q
period 2010-03-31
NATIONAL BANKSHARES INC
filed 2010-05-05
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at April 30, 2010 6,933,474

(This report contains 29 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I
Financial Information
Item 1. Financial Statements
National Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
$ in thousands, except per share data	2010	2009
Assets
Cash and due from banks	$11,744	$12,894
Interest-bearing deposits	55,706	32,730
Securities available for sale, at fair value	161,543	168,041
Securities held to maturity (fair value approximates $127,774 at March 31, 2010 and $129,892 at December 31, 2009)	125,547	129,376
Mortgage loans held for sale	1,358	126
Loans:
Real estate construction loans	47,245	45,625
Real estate mortgage loans	165,604	165,542
Commercial and industrial loans	284,242	283,998
Loans to individuals	92,035	95,844
Total loans	589,126	591,009
Less unearned income and deferred fees	(1,052)	(1,062)
Loans, net of unearned income and deferred fees	588,074	589,947
Less allowance for loan losses	(7,141)	(6,926)
Loans, net	580,933	583,021
Premises and equipment, net	10,729	10,628
Accrued interest receivable	6,186	6,250
Other real estate owned, net	2,567	2,126
Intangible assets and goodwill	12,355	12,626
Other assets	24,276	24,549
Total assets	$992,944	$982,367

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$116,153	$122,549
Interest-bearing demand deposits	325,214	310,629
Savings deposits	53,977	51,622
Time deposits	362,124	367,312
Total deposits	857,468	852,112
Accrued interest payable	392	336
Other liabilities	8,580	7,843
Total liabilities	866,440	860,291
Commitments and contingencies	---	---

Stockholders' Equity
Preferred stock, no par value, 5,000,000 sharesauthorized;
none issued and outstanding	---	---
Common stock of $1.25 par value.
Authorized 10,000,000 shares; issued and outstanding 6,933,474 shares in 2010 and in 2009	8,667	8,667
Retained earnings	117,670	113,901
Accumulated other comprehensive income (loss), net	167	(492)
Total stockholders' equity	126,504	122,076
Total liabilities and stockholders' equity	$992,944	$982,367

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	March 31,	March 31,
$ in thousands, except per share data	2010	2009
Interest Income
Interest and fees on loans	$9,176	$9,462
Interest on interest-bearing deposits	19	24
Interest on securities – taxable	1,443	1,561
Interest on securities – nontaxable	1,602	1,531
Total interest income	12,240	12,578

Interest Expense
Interest on time deposits of $100,000 or more	946	1,491
Interest on other deposits	2,033	2,920
Interest on borrowed funds	---	1
Total interest expense	2,979	4,412
Net interest income	9,261	8,166
Provision for loan losses	647	370
Net interest income after provision for loan losses	8,614	7,796

Noninterest Income
Service charges on deposit accounts	714	804
Other service charges and fees	47	73
Credit card fees	666	625
Trust income	269	276
BOLI income	185	172
Other income	104	77
Realized securities gains (losses), net	(14)	80
Total noninterest income	1,971	2,107

Noninterest Expense
Salaries and employee benefits	2,856	2,831
Occupancy and furniture and fixtures	491	469
Data processing and ATM	357	322
FDIC assessment	263	121
Credit card processing	508	463
Intangible assets amortization	271	278
Net costs of other real estate owned	33	60
Franchise taxes	239	227
Other operating expenses	766	859
Total noninterest expense	5,784	5,630
Income before income taxes	4,801	4,273
Income tax expense	1,032	886
Net Income	$3,769	$3,387

Basic net income per share	$0.54	$0.49
Fully diluted net income per share	$0.54	$0.49
Weighted average number of common
shares outstanding – basic	6,933,474	6,929,474
Weighted average number of common
shares outstanding – diluted	6,952,812	6,934,846
Dividends declared per share	$ ---	$ ---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2010 and 2009
(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balances at December 31, 2008	$8,662	$105,356	$(3,910)		$110,108
Net income	---	3,387	---	$3,387	3,387
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of income tax $61	---	---	---	113	---
Reclass adjustment, net of tax $(28)	---	---	---	(52)	---
Other comprehensive income, net of tax $33	---	---	61	61	61
Comprehensive income	---	---	---	$3,448	---
Balances at March 31, 2009	$8,662	$108,743	$(3,849)		$113,556

Balances at December 31, 2009	$8,667	$113,901	$(492)		$122,076
Net income	---	3,769	---	$3,769	3,769
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of income tax $350	---	---	---	650	---
Reclass adjustment, net of tax $5	---	---	---	9	---
Other comprehensive income, net of tax $355	---	---	659	659	659
Comprehensive income	---	---	---	$4,428	---
Balances at March 31, 2010	$8,667	$117,670	$167		$126,504

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	March 31,	March 31,
$ in thousands	2010	2009
Cash Flows from Operating Activities
Net income	$3,769		$3,387
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	647		370
Depreciation of bank premises and equipment	223		235
Amortization of intangibles	271		278
Amortization of premiums and accretion of discounts, net	79		85
(Gains) losses on sales and calls of securities available for sale, net	14		(75)
(Gains) on calls of securities held to maturity, net	---		(5)
Losses and write-downs on other real estate owned	29		49
Net change in:
Mortgage loans held for sale	(1,232)		(650)
Accrued interest receivable	64		(449)
Other assets	(63)		131
Accrued interest payable	56		(5)
Other liabilities	740		992
Net cash provided by operating activities	4,597		4,343

Cash Flows from Investing Activities
Net change interest-bearing deposits	(22,976)		(12,273)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	13,782		7,978
Proceeds from calls, principal payments and maturities of securities held to maturity	9,833		14,541
Purchases of securities available for sale	(6,359)		(26,648)
Purchases of securities held to maturity	(6,030)		(31,277)
Collections of loan participations	66		68
Loan originations and principal collections, net	671		648
Proceeds from disposal of other real estate owned	210		17
Recoveries on loans charged off	24		13
Additions to bank premises and equipment	(324)		(101)
Net cash used in investing activities	(11,103)		(47,034)

Cash Flows from Financing Activities
Net change in time deposits	(5,188)		4,487
Net change in other deposits	10,544		35,494
Net change in other borrowed funds	---		(3)
Net cash provided by financing activities	5,356		39,978
Net change in cash and due from banks	(1,150)		(2,713)
Cash and due from banks at beginning of period	12,894		16,316
Cash and due from banks at end of period	$11,744		$13,603

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$2,923		$4,417
Income taxes paid	$576	$	---

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$456		$123
Loans transferred to other real estate owned	$680	$	---
Unrealized gains on securities available for sale	$1,014		$94

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

$ in thousands, except per share data and % data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (NBI) and its wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and National Bankshares Financial Services, Inc. (NBFS) (collectively, the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2009 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.
Subsequent events have been considered through the date when the Form 10-Q was issued.
Note 2: Stock-Based Compensation

The Company had a stock option plan, the 1999 Stock Option Plan, that was adopted in 1999 and that was terminated on March 9, 2009. From 1999 to 2005, incentive stock options were granted annually to key employees of NBI and its subsidiaries. None have been granted since 2005.  All of the outstanding stock options are vested. Because there have been no options granted in 2010 and all options were fully vested at December 31, 2008, there is no expense included in net income for the periods presented.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	109,500	$22.14
Exercised	---	---
Forfeited or expired	---	---
Outstanding at March 31, 2010	109,500	$22.14	5.24	$559
Exercisable at March 31, 2010	109,500	$22.14	5.24	$559

During the three months ended March 31, 2010 and March 31, 2009, there were no stock options exercised.

Note 3:                      Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

	Three Months ended March 31,		Year ended December 31,
	2010	2009	2009
Balance at beginning of period	$6,926	$5,858	$5,858
Provision for loan losses	647	370	1,634
Loans charged off	(456)	(123)	(647)
Recoveries of loans previously charged off	24	13	81
Balance at the end of period	$7,141	$6,118	$6,926
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.21%	1.06%	1.17%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.30%	0.08%	0.10%
Ratio of allowance for loan losses to nonperforming loans(2)	92.23%	457.59%	102.61%

(1)	Net charge-offs are on an annualized basis.
(2)	The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

	March 31,		December 31,
	2010	2009	2009
Nonperforming assets:
Nonaccrual loans	$7,743	$1,337	$4,098
Restructured loans	---	---	2,652
Total nonperforming loans	7,743	1,337	6,750
Other real estate owned, net	2,567	1,918	2,126
Total nonperforming assets	$10,310	$3,255	$8,876
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.75%	0.56%	1.50%

	March 31,				December 31,
	2010		2009		2009
Loans past due 90 days or more and still accruing		$2,217		$1,607	$1,697
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.38%		0.28%	0.29%
Impaired loans:
Total impaired loans		$7,743		$3,208	$7,680
Impaired loans with a valuation allowance		$7,693		$2,176	$7,630
Valuation allowance		(2,438)		(893)	(2,495)
Impaired loans, net of allowance		$5,255		$1,283	$5,135
Impaired loans with no valuation allowance		$50		$1,032	$50
Average recorded investment in impaired loans		$7,712		$3,223	$7,851
Income recognized on impaired loans	$	---		$44	$169
Amount of income recognized on a cash basis	$	---	$	---	$ ---

There were no nonaccrual loans excluded from impaired loan disclosure at March 31, 2010.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of March 31, 2010 are as follows:

	March 31, 2010
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for sale:
U.S. Treasury	$2,019	$144	$	---	$2,163
U.S. Government agencies	43,809	348		432	43,725
Mortgage-backed securities	14,833	759		---	15,592
States and political subdivisions	70,678	2,333		161	72,850
Corporate	21,938	750		5	22,683
Federal Home Loan Bank stock	1,677	---		---	1,677
Federal Reserve Bank stock	92	---		---	92
Other securities	2,973	---		212	2,761
Total	$158,019	$4,334		$810	$161,543

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of March 31, 2010 are as follows:

	March 31, 2010
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to maturity:
U.S. Government agencies	$21,079	$272	$136	$21,215
Mortgage-backed securities	1,389	97	---	1,486
States and political subdivisions	96,914	2,520	398	99,036
Corporate	6,165	47	175	6,037
Total	$125,547	$2,936	$709	$127,774

Information pertaining to securities with gross unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2010
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily impaired securities:
U.S. Government agencies	$26,342	$456	$7,954	$112
States and political subdivisions	5,288	122	22,572	437
Corporate	661	1	3,822	179
Other securities	---	---	281	212
Total	$32,291	$579	$34,629	$940

	December 31, 2009
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily impaired securities:
U.S. Government agencies	$42,876	$1,351	$	---	$	---
States and political subdivisions	28,537	571		13,382		698
Corporate	662	1		3,517		483
Other securities	---	---		277		217
Total	$72,075	$1,923		$17,176		$1,398

The Company had 85 securities with a fair value of $66,920 which were temporarily impaired at March 31, 2010.  The total unrealized loss on these securities was $1,519. Of the temporarily impaired total, 52 securities with a fair value of $34,629 and an unrealized loss of $940 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at March 31, 2010 for the reasons set out below.
U.S. Government agencies. The unrealized losses in this category of investments were caused by interest rate fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not more likely than not that the Company will be required to sell any of these investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.
States and political subdivisions. This category’s unrealized losses are primarily the result of interest rate fluctuations and also a certain few ratings downgrades brought about by the impact of the economic downturn on states and political subdivisions. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not more likely than not that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.
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
As a member of the Federal Reserve and the Federal Home Loan Bank (FHLB) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2010 management did not consider there to be any impairment.
Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully follow any changes in bond quality. Refer to “Securities” in this report for additional information.

Note 5: Recent Accounting Pronouncements

 In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued new guidance relating to the variable interest entities.  The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued Accounting Standards Update No. 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Note 6: Defined Benefit Plan

Components of Net Periodic Benefit Cost:

	Pension Benefits
	Three Months ended March 31,
	2010	2009
Service cost	$100	$89
Interest cost	172	165
Expected return on plan assets	(152)	(133)
Amortization of prior service cost	(25)	(25)
Amortization of net obligation at transition	(3)	(3)
Recognized net actuarial loss	62	84
Net periodic benefit cost	$154	$177

Employer Contributions

NBI’s required minimum pension plan contribution for 2010 is $585. The contribution is being paid in quarterly installments.

Note 7: Fair Value Measurements

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). The carrying value of restricted Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:
		Fair Value Measurements at March 31, 2010 Using
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$159,774	$	---	$159,774	$	---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2010. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Troubled debt restructurings are impaired loans. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at March 31, 2010
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans net of valuation allowance	$5,255	$	---	$	---	$5,255

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at March 31, 2010
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned net of valuation allowance	$1,770	$	---	$	---	$1,770

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at March 31, 2010 and as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31,
	2010
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$11,744	$11,744
Interest-bearing deposits	55,706	55,706
Securities	287,090	289,317
Mortgage loans held for sale	1,358	1,358
Loans, net	580,933	563,439
Accrued interest receivable	6,186	6,186
Financial liabilities:
Deposits	$857,468	$855,803
Accrued interest payable	392	392

National Bankshares, Inc. and Subsidiaries

$ in thousands, except per share data

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the Company), which are not otherwise apparent from the consolidated financial statements and other information included in this report.  Please refer to the financial statements and other information included in this report as well as the 2009 Annual Report on Form 10-K for an understanding of the following discussion and analysis.

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
These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of our 2009 Annual Report on Form 10-K.
The Company was not negatively impacted during the initial phases of the economic slowdown in late 2008. Its markets did not experience the dramatic declines in real estate values seen in some other areas of the country. In addition, the diverse economy of the Company’s market area, including several large employers that are public colleges or universities, helped to insulate the Company from the worst effects of the recession. As the recession continued into 2009, real estate values in the Company’s trade area declined moderately. In early 2010, the Company experienced an increasing level of nonperforming assets, including nonperforming loans and other real estate owned. If the economic recovery is slow or is reversed, it is likely that unemployment will rise in the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the state as a result of the recession could also negatively impact employment. This could lead to an even higher rate of delinquent loans and a greater number in real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impact the Company’s business and professional customers. In conclusion, a slow economic recovery could have an adverse effect on all financial institutions, including the Company.

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
The Company amortizes intangible assets arising from branch transactions over their useful life. Core deposit intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

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

Performance Summary

The following table presents NBI’s key performance ratios for the three months ended March 31, 2010 and the year ended December 31, 2009.

	March 31, 2010	December 31, 2009
Return on average assets	1.57%	1.47%
Return on average equity	12.27%	12.23%
Basic net earnings per share	$0.54	$2.07
Fully diluted net earnings per share	$0.54	$2.06
Net interest margin (1)	4.57%	4.23%
Noninterest margin (2)	1.59%	1.55%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest income (excluding securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

The return on average assets for the three months ended March 31, 2010 was 1.57%, 10 basis points higher than the 1.47% for the year ended December 31, 2009. The return on average equity grew from 12.23% for the year ended December 31, 2009 to 12.27% for the quarter ended March 31, 2010. The net interest margin was a healthy 4.57% at the end of the first quarter of 2010, up 34 basis points from the 4.23% reported at year-end. The primary factor driving the increase in the net interest margin was the declining cost to fund interest earning assets. Even though the Company had a modest decline in the yield on earning assets for the first quarter of 2010, the decline was more than offset by declining interest expense.
The noninterest margin remained relatively stable, increasing 4 basis points from 1.55% at December 31, 2009 to 1.59% at March 31, 2010. The provision for loan losses at the end of the first quarter of 2010 was $647, an increase of $277 from the $370 at March 31, 2009. See the discussion of “Asset Quality” in this report for additional information about the provision for loan losses.

Growth

NBI’s key growth indicators are shown in the following table:

	March 31, 2010	December 31, 2009	Percent Change
Securities	$287,090	$297,417	(3.47)%
Loans, net	580,933	583,021	(0.36)%
Deposits	857,468	852,112	0.63%
Total assets	992,944	982,367	1.08%

Securities declined by $10,327, or 3.47%, from $297,417 at December 31, 2009 to $287,090 at March 31, 2010. The decline is the result of securities maturing and being called close to the end of the quarter and funds from called and matured investments not yet being reinvested. Net loans and deposits were largely unchanged from year-end. Net loans at March 31, 2010 were $580,933, down $2,088, or 0.36%, from $583,021 at December 31, 2009. Deposits grew by $5,356, or 0.63%, from year-end’s $852,112 to $857,468 at March 31, 2010. Total assets were $982,367 at December 31, 2009 and were $992,944 at March 31, 2010, an increase of $10,577, or 1.08%.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	March 31, 2010	December 31, 2009
Nonperforming loans	$7,743	$6,750
Loans past due 90 days or more	2,217	1,697
Other real estate owned	2,567	2,126
Allowance for loan losses to loans	1.21%	1.17%
Net charge-off ratio	0.30%	0.10%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.75%	1.50%

Total nonperforming loans at March 31, 2010, all of which were nonaccrual loans, were $7,743, or 1.75% of loans net of unearned income and deferred fees, plus other real estate owned. Nonperforming loans increased by $993, from $6,750 at December 31, 2009 to $7,743 at March 31, 2010. The ratio of nonperforming loans to net loans is at a level that is higher than the Company has experienced in the recent past. However the ratio remains manageable and below that of peers. Sufficient resources are dedicated to working out problem assets, and exposure to loss is somewhat mitigated because most of the problem loans are collateralized. In addition, the Company’s conservative loan underwriting policies help to limit potential loss.
Management expected nonperforming loans to increase as the effects of the recession impacted the Company’s market area. In anticipation of the increase in nonperforming loans, management continued to fund the provision for loan losses at a higher level. The higher provision, together with a small drop in total loans, resulted in an increase in the ratio of the allowance for loan losses to total loans, from 1.17% at December 31, 2009 to 1.21% at March 31, 2010.
The $520 increase in loans past due 90 days or more from $1,697 at year-end to $2,217 at March 31, 2010, is somewhat predictive of a continuing trend of increasing nonperforming loans. This fact, taken together with the effects of the lingering recession in the Company’s market area, leads management to expect some future additional asset quality deterioration before full economic recovery. It is not possible to predict the exact extent and duration of the recession.

Net Interest Income

Total interest income for the quarter ended March 31, 2010 was $12,240, down by $338, or 2.69%, from the $12,578 reported for the same period in 2009. Total interest income was down because of the decline in interest rates. Total interest expense was down by $1,433, or 32.48%, from $4,412 at March 31, 2009 to $2,979 at March 31, 2010. The decline in interest expense resulted from a migration of higher-priced, longer-term certificates of deposit into lower cost, shorter-term interest bearing deposits. In addition, certificates of deposit are renewing at lower interest rates. To summarize, the rates paid on the Company’s deposit liabilities declined at a more rapid pace than the interest rates on its interest-earning assets.
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
Interest rates continue at historic lows, and low and stable interest rates benefit the Company. Offsetting the effect of low interest rates is the fact that some higher yielding securities in the Company’s investment portfolio have been called and been replaced with securities yielding a lower market rate. As loans mature, they are often replaced with loans at a lower rate of interest. Another negative effect of the low interest rate environment is the lower level of interest earned on the Company’s overnight funds, including Federal funds and other interest-bearing deposits that primarily are used to provide liquidity.
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
If interest rates remain low and stable, management anticipates that the net interest margin will be favorable for the short term, although it may narrow somewhat over time as the benefits of repricing certificates of deposit diminish and earning assets also reprice downward. If interest rates rise quickly, the net interest margin will narrow, because deposit rates will increase at a faster rate than loan rates. If interest rates rise more slowly, the negative effect on the net interest margin will be less pronounced.

Provision and Allowance for Loan Losses

The provision for loan losses for the three month period ended March 31, 2010 was $647, compared with $370 for the first three months of 2009. The ratio of the allowance for loan losses to total loans at the end of the first quarter of 2010 was 1.21%, which compares to 1.17% at December 31, 2009. The net charge-off ratio was 0.30% at March 31, 2010 and 0.10% at December 31, 2009.
During the first quarter of 2010, management added to the provision for loan losses in an amount it believes is prudent, given current economic conditions and anticipated future economic trends. Refer to the “Critical Accounting Policies” section of this report for more information related to the methodology used to establish the Allowance for Loan Losses. At March 31, 2010, the total of impaired loans was $7,743. The majority of the impaired loans have unliquidated collateral associated with them. The specific allowance for loan losses attributable to impaired loans was $2,438 at the end of the first quarter. Especially in this uncertain economic environment, loan quality indicators are closely monitored, and management regularly evaluates the sufficiency of the allowance for loan losses.

 Noninterest Income

	Three Months ended
	March 31, 2010	March 31, 2009	Percent Change
Service charges on deposits	$714	$804	(11.19)%
Other service charges and fees	47	73	(35.62)%
Credit card fees	666	625	6.56%
Trust fees	269	276	(2.54)%
BOLI income	185	172	7.56%
Other income	104	77	35.06%
Realized securities gains (losses)	(14)	80	(117.50)%

Service charges on deposit accounts totaled $714 for the three months ended March 31, 2010. This is an 11.19% decrease of $90, when compared with the same period in 2009. The decline is the result of a decrease in fees from checking account overdrafts and fees for checks returned for insufficient funds.
Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit rent, fees for letters of credit and the income earned from commission on the sale of credit life, accident and health insurance. These fees were $47 for the three months ended March 31, 2010, down by 35.62% from $73 for the three months ended March 31, 2009. A delay in the receipt of quarterly income from the sale of checks is the reason for the decline in other service charges and fees.
Credit card fees for the first three months of 2010 were $666. This was an increase of $41, or 6.56%, when compared with the $625 total reported for the same period last year. The increase was due to a higher volume of merchant transaction fees and credit card fees.
Trust fees, at $269, were down by $7, or 2.54%, from the $276 earned in the first quarter of 2009. Trust income varies depending on the number of Trust accounts, the types of accounts under management and financial market conditions. The decline in Trust fees is attributable primarily to the mix of account types held by the Trust Department.
Noninterest income from bank-owned life insurance (BOLI) increased $13, or 7.56%, to $185 for the three months ended March 31, 2010. The performance of the variable-rate insurance policies is the reason for the increase.
Other income is income that cannot be classified in another category. Some examples include net gains from the sales of fixed assets, rent from foreclosed properties and revenue from investment and insurance sales. Other income for the three months ended March 31, 2010 was $104. This represents an increase of $27, or 35.06%, when compared with the three months ended March 31, 2009. The increase is the result of the net effect of nonrecurring income in each of the two periods. None of the individual elements that contributed to the change was material. Fluctuations in this category of income are normal.
Realized securities losses for the three months ended March 31, 2010 were $14, as compared with $80 in gains for the same period in 2009. Realized securities losses in the first quarter of 2010 and realized gains in the first quarter of 2010 are market driven and have come from losses and gains on called securities.

Noninterest Expense

	Three Months ended
	March 31, 2010	March 31, 2009	Percent Change
Salaries and employee benefits	$2,856	$2,831	0.88%
Occupancy, furniture and fixtures	491	469	4.69%
Data processing and ATM	357	322	10.87%
FDIC assessment	263	121	117.36%
Credit card processing	508	463	9.72%
Intangibles amortization	271	278	(2.52)%
Net costs of other real estate owned	33	60	(45.00)%
Franchise taxes	239	227	5.29%
Other operating expenses	766	859	(10.83)%

Salary and benefits expense increased only $25, or 0.88%, from $2,831 for the three months ended March 31, 2009 to $2,856 for the three months ended March 31, 2010. The Company has made an effort to control salary costs.
Occupancy, furniture and fixtures expense was $491 for the three months ended March 31, 2010, an increase of $22, or 4.69%, from the same period last year.
Data processing and ATM expense was $357 for the first three months ended March 31, 2010, an increase of $35, or 10.87%, from the three months ended March 31, 2009. Higher data processing expense in the first quarter of 2010 is associated with planned replacement of the Company’s host computer.
When March 31, 2009 and March 31, 2010 are compared, there was a significant increase in assessments for the Federal Deposit Insurance Corporation Deposit Insurance Fund. The total for the first three months last year was $121. This compares with $263 for the same period in 2010. The increase is the result of higher assessments imposed by FDIC to help guarantee the soundness of the Deposit Insurance Fund. All FDIC-insured banks, including NBB, were required to prepay by December 31, 2009 the estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. This prepayment is being accounted for over the 3-year, 3-month period. Given the severity of the recession, the Company has no assurance that the FDIC will not impose future special assessments or increases in regular assessments on NBB and other banks in order to maintain the integrity of the Deposit Insurance Fund.
Credit card processing expense was $508 for the three months ended March 31, 2010, an increase of $45, or 9.72%, from the total for the three months ended March 31, 2009. This expense is driven by volume and other factors such as merchant discount rates and is subject to a degree of variability.
The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, and certain intangibles have been fully amortized. This accounts for the 2.52% decline, from $278 for the three months ended March 31, 2009 to $271 for the three months ended March 31, 2010.
Net costs of other real estate owned have decreased from $60 for the three months ended March 31, 2009 to $33 for the three months ended March 31, 2010. This expense category varies with the number of other real estate owned properties and the expenses associated with each. Management anticipates that the total of other real estate owned will increase as the slow economy continues to impact borrowers.
Bank franchise taxes have grown 5.29%, from $227 at March 31, 2009 to $239 at the end of the first quarter of 2010. State bank franchise taxes are based upon total equity, which has increased when compared with March 31, 2009.
The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses for the three months ended March 31, 2010 were $766, a decrease of $93, or 10.83%, when compared with the same period in 2009. Management has made concerted efforts to control costs.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	March 31, 2010	December 31, 2009	Percent Change
Interest-bearing deposits	$34,866	$35,841	(2.72)%
Securities available for sale	163,438	166,592	(1.89)%
Securities held to maturity	125,448	131,645	(4.71)%
Mortgage loans held for sale	619	911	(32.05)%
Real estate construction loans	45,876	52,579	(12.75)%
Real estate mortgage loans	165,667	165,434	0.14%
Commercial and industrial loans	283,841	261,172	8.68%
Loans to individuals	93,995	100,581	(6.55)%
Total Assets	971,844	971,538	0.03%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$115,592	$115,240	0.31%
Interest-bearing demand deposits	305,194	282,532	8.02%
Savings deposits	52,549	48,992	7.26%
Time deposits	365,364	399,873	(8.63)%
Other borrowings	---	49	(100.00)%
Stockholders’ equity	124,526	117,086	6.35%

Securities

The total amortized cost of securities available for sale and securities held to maturity at March 31, 2010 was $283,566, and total fair value was $289,317. At March 31, 2010, the Company held individual securities with a total fair value of $66,920 that had a total unrealized loss of $1,519.  Of this total, securities with a fair value of $34,629 and an unrealized loss of $940 have been in a continuous loss position for 12 months or more.  At March 31, 2010, there were no securities that management determined to be other-than-temporarily impaired.
Management regularly monitors the quality of the securities portfolio, and management closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances.

Loans

	March 31, 2010	December 31, 2009	Percent Change
Commercial and industrial loans	284,242	283,998	0.09%
Real estate construction loans	$47,245	$45,625	3.55%
Real estate mortgage loans	165,604	165,542	0.04%
Loans to individuals	92,035	95,844	(3.97)%
Total loans	$589,126	$591,009	(0.32)%

The Company’s total gross loans declined slightly, from $591,009 at year-end 2009 to $589,126 at March 31, 2010. The $1,883, or 0.32%, decline is the result of a decline in loans to individuals, partially offset by increases in the other loan categories.
Of the four categories of loans, real estate construction loans grew by the largest percentage, 3.55%, between December 31, 2009 and March 31, 2010. Real estate construction loans totaled $45,625 at year-end and were at $47,245 at the end of the first quarter. Much of the growth in this category is seasonal. Commercial and industrial loans were nearly flat when the two periods are compared. The total of commercial and industrial loans was $284,242 at March 31, 2010, up by $244, or 0.09%, from the total of $283,998 reported at December 31, 2009. Real estate mortgage loans changed little. The total was $165,604 at the end of the first quarter, an increase of $62, or 0.04%, when compared with $165,542 at year-end.
The 3.97% decline in loans to individuals continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers. Loans to individuals totaled $92,035 at March 31, 2010. This compares with $95,844 at year-end 2009.

     Overall loan demand remained slow, as individual and business borrowers appear to be hesitant to take on debt in an uncertain economic environment. Lower loan demand may continue until there is sustained evidence of recovery.
The Company does not now nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products or loans with initial teaser rates.

Deposits

	March 31, 2010	December 31, 2009	Percent Change
Noninterest-bearing demand deposits	$116,153	$122,549	(5.22)%
Interest-bearing demand deposits	325,214	310,629	4.70%
Saving deposits	53,977	51,622	4.56%
Time deposits	362,124	367,312	(1.41)%
Total deposits	$857,468	$852,112	0.63%

Total deposits have increased by $5,356, or 0.63%, from $852,112 at December 31, 2009 to $857,468 at March 31, 2010. The growth was internally generated and was not the result of acquisitions. Noninterest-bearing demand deposits declined $6,396, or 5.22%, from $122,549 at year-end to $116,153 at the end of the first quarter. Interest-bearing demand deposits experienced a $14,585, or 4.70%, increase when December 31, 2009 and March 31, 2010 totals are compared. Savings deposits were at $53,977 at the end of the first quarter of 2010, up by $2,355, or 4.56%, over the $51,622 at year-end 2009. Time deposits declined by $5,188, or 1.41%, from $367,312 at December 31, 2009 to $362,124 at March 31, 2010. As longer-term certificates of deposit mature, customers are moving the funds to shorter-term interest-bearing demand deposits because they are unwilling to tie up their funds for extended periods at a low interest rate.

Liquidity

Liquidity measures the Company’s ability to provide sufficient cash flow to meet its financial commitments, to fund additional loan demand and to handle withdrawals of existing deposits. Sources of liquidity include deposits, loan principal and interest repayments, sales, calls and maturities of securities and short-term borrowing. The Company has other available sources of liquidity. They include advances from the Federal Home Loan Bank and Federal Reserve Bank discount window borrowings.
Net cash provided by operating activities for the three months ended March 31, 2010 was $4,597, which compares to $4,343 for the three months ended March 31, 2009.
Net cash used in investing activities in the three months ended March 31, 2010 was $11,103, compared to $47,034 for the three months ended March 31, 2009.
Net cash provided by financing activities for the three months ended March 31, 2010 was $5,356, compared to $39,978 provided by financing activities in the same period last year.
NBB has been able to readily attract deposits at reasonable rates, particularly from local governments in its market area. NBB has long had an internal policy targeting the loan to deposit ratio in the 65% to 75% range. At March 31, 2010, it was 68.58%. In addition, management maintains a reasonable percentage of the laddered investment portfolio in investments that are categorized as available for sale. These factors, together with those cited above, contribute to the Company’s sound levels of liquidity.
At March 31, 2010, management is unaware of any commitment or trend that would have a material effect on liquidity.
Capital Resources

Total stockholders’ equity at March 31, 2010 was $126,504, an increase of $4,428, or 3.63%, from the $122,076 at December 31, 2009. The Tier I and Tier II risk-based capital ratios at March 31, 2010 were 17.02% and 18.09%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

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
There were no material changes in these off-balance sheet arrangements during the three months of 2010, except for regular and normal seasonal fluctuations in loan commitment totals.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at March 31, 2010. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the first quarter of 2010 and have not changed materially from that which was disclosed in the Company’s 2009 Form 10-K.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2009 in the Company’s 2009 Form 10-K.

Item 4.   Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2010 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 1A.  Risk Factors

Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2009 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase stock during the first quarter of 2010.

Item 3.     Defaults Upon Senior Securities

There were none for the three months ended March 31, 2010.

Item 4.   Reserved

Item 5.       Other Information

Subsequent Events

From March 31, 2010, the balance sheet date of this Form 10-Q, through the date of filing the Form 10-Q with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provide evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Item 6.       Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

DATE: May 5, 2010	/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Authorized Officer)

DATE: May 5, 2010	/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)

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

Date: May 5, 2010

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

Date: May 5, 2010

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2010, I, James G. Rakes, President and Chief Executive Officer (Principal Executive Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended March 31, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended March 31, 2010, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Principal Executive Officer) May 5, 2010

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2010, I, David K. Skeens, Treasurer and Chief Financial Officer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended March 31, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended March 31, 2010, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) May 5, 2010