Form 10-Q
period 2010-06-30
NATIONAL BANKSHARES INC
filed 2010-08-06
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at July 30, 2010 6,933,474

(This report contains 34 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I
Financial Information
Item 1. Financial Statements
National Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
$ in thousands, except per share data	2010	2009
Assets
Cash and due from banks	$12,609	$12,894
Interest-bearing deposits	53,311	32,730
Securities available for sale, at fair value	161,691	168,041
Securities held to maturity (fair value approximates $134,946 at June 30, 2010 and $129,892 at December 31, 2009)	132,893	129,376
Mortgage loans held for sale	2,191	126
Loans:
Real estate construction loans	48,604	45,625
Real estate mortgage loans	173,724	165,542
Commercial and industrial loans	270,897	283,998
Loans to individuals	90,702	95,844
Total loans	583,927	591,009
Less unearned income and deferred fees	(1,002)	(1,062)
Loans, net of unearned income and deferred fees	582,925	589,947
Less allowance for loan losses	(7,553)	(6,926)
Loans, net	575,372	583,021
Premises and equipment, net	10,721	10,628
Accrued interest receivable	6,023	6,250
Other real estate owned, net	3,170	2,126
Intangible assets and goodwill	12,084	12,626
Other assets	24,810	24,549
Total assets	$994,875	$982,367

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$125,694	$122,549
Interest-bearing demand deposits	324,038	310,629
Savings deposits	58,399	51,622
Time deposits	351,206	367,312
Total deposits	859,337	852,112
Accrued interest payable	356	336
Other liabilities	7,357	7,843
Total liabilities	867,050	860,291
Commitments and contingencies	---	---

Stockholders' Equity
Preferred stock, no par value, 5,000,000 sharesauthorized;
none issued and outstanding	---	---
Common stock of $1.25 par value.
Authorized 10,000,000 shares; issued and outstanding 6,933,474 shares in 2010 and in 2009	8,667	8,667
Retained earnings	118,615	113,901
Accumulated other comprehensive income (loss), net	543	(492)
Total stockholders' equity	127,825	122,076
Total liabilities and stockholders' equity	$994,875	$982,367

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended June 30, 2010 and 2009
(Unaudited)

	June 30,	June 30,
$ in thousands, except per share data	2010	2009
Interest Income
Interest and fees on loans	$9,260	$9,392
Interest on interest-bearing deposits	30	26
Interest on securities – taxable	1,466	1,605
Interest on securities – nontaxable	1,591	1,688
Total interest income	12,347	12,711

Interest Expense
Interest on time deposits of $100,000 or more	894	1,493
Interest on other deposits	1,956	2,781
Total interest expense	2,850	4,274
Net interest income	9,497	8,437
Provision for loan losses	852	278
Net interest income after provision for loan losses	8,645	8,159

Noninterest Income
Service charges on deposit accounts	772	837
Other service charges and fees	54	83
Credit card fees	760	712
Trust income	261	261
BOLI income	176	172
Other income	89	117
Realized securities gains (losses), net	11	(10)
Total noninterest income	2,123	2,172

Noninterest Expense
Salaries and employee benefits	2,654	2,794
Occupancy and furniture and fixtures	477	425
Data processing and ATM	349	314
FDIC assessment	269	885
Credit card processing	584	538
Intangible assets amortization	271	273
Net costs of other real estate owned	27	11
Franchise taxes	242	273
Other operating expenses	824	667
Total noninterest expense	5,697	6,180
Income before income taxes	5,071	4,151
Income tax expense	1,075	794
Net Income	$3,996	$3,357

Basic net income per share	$0.58	$0.48
Fully diluted net income per share	$0.58	$0.48
Weighted average number of common
shares outstanding – basic	6,933,474	6,932,023
Weighted average number of common
shares outstanding – diluted	6,946,650	6,945,161
Dividends declared per share	$0.44	$0.41

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Six Months Ended June 30, 2010 and 2009
(Unaudited)

	June 30,	June 30,
$ in thousands, except per share data	2010	2009
Interest Income
Interest and fees on loans	$18,436	$18,854
Interest on interest-bearing deposits	49	50
Interest on securities – taxable	2,909	3,166
Interest on securities – nontaxable	3,193	3,219
Total interest income	24,587	25,289

Interest Expense
Interest on time deposits of $100,000 or more	1,840	2,984
Interest on other deposits	3,989	5,701
Interest on borrowed funds	---	1
Total interest expense	5,829	8,686
Net interest income	18,758	16,603
Provision for loan losses	1,499	648
Net interest income after provision for loan losses	17,259	15,955

Noninterest Income
Service charges on deposit accounts	1,486	1,641
Other service charges and fees	151	156
Credit card fees	1,426	1,337
Trust income	530	537
BOLI income	361	353
Other income	143	185
Realized securities gains (losses), net	(3)	70
Total noninterest income	4,094	4,279

Noninterest Expense
Salaries and employee benefits	5,510	5,625
Occupancy and furniture and fixtures	968	894
Data processing and ATM	706	636
FDIC assessment	532	1,006
Credit card processing	1,092	1,001
Intangible assets amortization	542	551
Net costs of other real estate owned	60	71
Franchise taxes	481	445
Other operating expenses	1,590	1,581
Total noninterest expense	11,481	11,810
Income before income taxes	9,872	8,424
Income tax expense	2,107	1,680
Net Income	$7,765	$6,744

Basic net income per share	$1.12	$0.97
Fully diluted net income per share	$1.12	$0.97
Weighted average number of common
shares outstanding – basic	6,933,474	6,930,756
Weighted average number of common
shares outstanding – diluted	6,949,731	6,940,011
Dividends declared per share	$0.44	$0.41

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2010 and 2009
(Unaudited)

$ in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balances at December 31, 2008	$8,662	$105,356	$(3,910)		$110,108
Net income	---	6,744	---	$6,744	6,744
Dividends $0.41 per share		(2,843)			(2,843)
Exercise of stock options	5	50			55
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of income tax $512	---	---	---	951	---
Reclass adjustment, net of tax $(19)	---	---	---	(36)	---
Other comprehensive income, net of tax $493	---	---	915	915	915
Comprehensive income	---	---	---	$7,659	---
Balances at June 30, 2009	$8,667	$109,307	$(2,995)		$114,979

Balances at December 31, 2009	$8,667	$113,901	$(492)		$122,076
Net income	---	7,765	---	$7,765	7,765
Dividends $0.44 per share		(3,051)			(3,051)
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of income tax $555	---	---	---	1,032	---
Reclass adjustment, net of tax $2	---	---	---	3	---
Other comprehensive income, net of tax $557	---	---	1,035	1,035	1,035
Comprehensive income	---	---	---	$8,800	---
Balances at June 30, 2010	$8,667	$118,615	$543		$127,825

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009
(Unaudited)

	June 30,	June 30,
$ in thousands	2010	2009
Cash Flows from Operating Activities
Net income	$7,765	$6,744
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,499	648
Depreciation of bank premises and equipment	446	462
Amortization of intangibles	542	551
Amortization of premiums and accretion of discounts, net	156	178
(Gains) Losses on sales and calls of securities available for sale, net	4	(58)
(Gains) on calls of securities held to maturity, net	(1)	(12)
Losses and write-downs on other real estate owned	1	44
Net change in:
Mortgage loans held for sale	(2,065)	(1,142)
Accrued interest receivable	227	(758)
Other assets	(777)	(742)
Accrued interest payable	20	(97)
Other liabilities	(486)	605
Net cash provided by operating activities	7,331	6,423

Cash Flows from Investing Activities
Net change interest-bearing deposits	(20,581)	(8,036)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	32,416	15,414
Proceeds from calls, principal payments and maturities of securities held to maturity	15,968	28,231
Purchases of securities available for sale	(24,625)	(36,644)
Purchases of securities held to maturity	(19,534)	(47,024)
Purchases of loan participations	---	(13)
Collections of loan participations	2,671	596
Loan originations and principal collections, net	1,851	(1,612)
Proceeds from disposal of other real estate owned	484	267
Recoveries on loans charged off	99	32
Additions to bank premises and equipment	(539)	(132)
Net cash used in investing activities	(11,790)	(48,921)

Cash Flows from Financing Activities
Net change in time deposits	(16,106)	3,132
Net change in other deposits	23,331	40,882
Net change in other borrowed funds	---	(5)
Cash dividends	(3,051)	(2,843)
Stock options exercised	---	55
Net cash provided by financing activities	4,174	41,221
Net change in cash and due from banks	(285)	(1,277)
Cash and due from banks at beginning of period	12,894	16,316
Cash and due from banks at end of period	$12,609	$15,039

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$5,809	$8,783
Income taxes paid	$2,881	$2,169

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$971	$254
Loans transferred to other real estate owned	$1,529	$196
Unrealized gains on securities available for sale	$1,592	$1,408

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

$ in thousands, except per share data and % data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (NBI) and its wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and National Bankshares Financial Services, Inc. (NBFS) (collectively, the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2009 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.
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

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	109,500	$22.14
Exercised	---	---
Forfeited or expired	---	---
Outstanding June 30, 2010	109,500	$22.14	4.99	$229
Exercisable at June 30, 2010	109,500	$22.14	4.99	$229

During the six months ended June 30, 2010, there were no stock options exercised. During the first six months of 2009, 4,000 shares were exercised with an intrinsic value of $42.

Note 3:                      Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

	Six Months ended June 30,		Year ended December 31,
	2010	2009	2009
Balance at beginning of period	$6,926	$5,858	$5,858
Provision for loan losses	1,499	648	1,634
Loans charged off	(971)	(254)	(647)
Recoveries of loans previously charged off	99	32	81
Balance at the end of period	$7,553	$6,284	$6,926
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.30%	1.09%	1.17%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.30%	0.08%	0.10%
Ratio of allowance for loan losses to nonperforming loans(2)	105.39%	230.27%	102.61%

(1)	Net charge-offs are on an annualized basis.
(2)	The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

	June 30,		December 31,
	2010	2009	2009
Nonperforming assets:
Nonaccrual loans	$7,167	$2,729	$4,098
Restructured loans	---	---	2,652
Total nonperforming loans	7,167	2,729	6,750
Other real estate owned, net	3,170	1,869	2,126
Total nonperforming assets	$10,337	$4,598	$8,876
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.76%	0.80%	1.50%

	June 30,				December 31,
	2010		2009		2009
Loans past due 90 days or more and still accruing		$389		$1,746	$1,697
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.07%		0.30%	0.29%
Impaired loans:
Total impaired loans		$6,586		$4,664	$7,680
Impaired loans with a valuation allowance		$6,586		$3,636	$7,630
Valuation allowance		(1,758)		(1,128)	(2,495)
Impaired loans, net of allowance		$4,828		$2,508	$5,135
Impaired loans with no valuation allowance	$	---		$1,028	$50
Average recorded investment in impaired loans		$6,927		$4,674	$7,851
Income recognized on impaired loans	$	---		$85	$169
Amount of income recognized on a cash basis	$	---	$	---	$ ---

Nonaccrual loans not subject to ASC 310-10 were $581 at June 30, 2010. There was no income recognized for these loans.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of June 30, 2010 are as follows:

	June 30, 2010
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for sale:
U.S. Treasury	$2,017	$180	$	---	$2,197
U.S. Government agencies	56,712	958		---	57,670
Mortgage-backed securities	13,539	794		---	14,333
States and political subdivisions	64,343	1,903		205	66,041
Corporate	16,927	705		---	17,632
Federal Home Loan Bank stock	1,677	---		---	1,677
Federal Reserve Bank stock	92	---		---	92
Other securities	2,282	---		233	2,049
Total	$157,589	$4,540		$438	$161,691

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of June 30, 2010 are as follows:

	June 30, 2010
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to maturity:
U.S. Government agencies	$21,070	$496	$2	$21,564
Mortgage-backed securities	1,293	106	---	1,399
States and political subdivisions	104,368	2,212	715	105,865
Corporate	6,162	36	80	6,118
Total	$132,893	$2,850	$797	$134,946

Information pertaining to securities with gross unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2010
	Less Than 12 Months				12 Months or More
	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Temporarily impaired securities:
U.S. Government agencies	$	---	$	---	$998	$2
States and political subdivisions		15,533		309	20,935	611
Corporate		1,000		---	1,920	80
Other securities		---		---	260	233
Total		$16,533		$309	$24,113	$926

	December 31, 2009
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily impaired securities:
U.S. Government agencies	$42,876	$1,351	$	---	$	---
States and political subdivisions	28,537	571		13,382		698
Corporate	662	1		3,517		483
Other securities	---	---		277		217
Total	$72,075	$1,923		$17,176		$1,398

The Company had 58 securities with a fair value of $40,646 which were temporarily impaired at June 30, 2010.  The total unrealized loss on these securities was $1,235. Of the temporarily impaired total, 39 securities with a fair value of $24,113 and an unrealized loss of $926 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at June 30, 2010 for the reasons set out below.
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
As a member of the Federal Reserve and the Federal Home Loan Bank (FHLB) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at June 30, 2010 management did not consider there to be any impairment.
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
In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010.  The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

Note 6: Defined Benefit Plan

Components of Net Periodic Benefit Cost:

	Pension Benefits
	Six Months ended June 30,
	2010	2009
Service cost	$200	$176
Interest cost	344	330
Expected return on plan assets	(304)	(264)
Amortization of prior service cost	(50)	(50)
Amortization of net obligation at transition	(6)	(6)
Recognized net actuarial loss	124	168
Net periodic benefit cost	$308	$354

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

			Fair Value Measurements Using
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2010	Securities available for sale	$159,922	$	---	$159,922	$	---
December 31, 2009	Securities available for sale	166,272		---	166,272		---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2010 or December 31, 2009.. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at June 30, 2010 and at December 31, 2009.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2010	Impaired loans net of valuation allowance	$4,828	$	---	$	---	$4,828
December 31, 2009	Impaired loans net of valuation allowance	5,135		---		---	5,135

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis at June 30, 2010 and at December 31, 2009.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2010	Other real estate owned net of valuation allowance	$1,297	$	---	$	---	$1,297
December 31, 2009	Other real estate owned net of valuation allowance	1,868		---		---	1,868

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at June 30, 2010 and as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$12,609	$12,609	$12,894	$12,894
Interest-bearing deposits	53,311	53,311	37,730	37,730
Securities	294,584	296,637	297,417	297,933
Mortgage loans held for sale	2,191	2,191	126	126
Loans, net	575,372	548,713	583,021	588,201
Accrued interest receivable	6,023	6,023	6,250	6,250
Financial liabilities:
Deposits	$859,337	856,998	$852,112	$856,556
Accrued interest payable	356	$356	336	336

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

•	the effects of increased regulation of financial service companies and banks as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010,
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
The Company was not negatively impacted during the initial phases of the economic slowdown in late 2008. Its markets did not experience the dramatic declines in real estate values seen in some other areas of the country. In addition, the diverse economy of the Company’s market area, including several large employers that are public colleges or universities, helped to insulate the Company from the worst effects of the recession. As the recession continued into 2009, real estate values in the Company’s trade area declined moderately. In early 2010, the Company experienced an increasing level of nonperforming assets, including nonperforming loans and other real estate owned. If the economic recovery is slow or is reversed, it is likely that unemployment will rise in the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the State as a result of the recession could also negatively impact employment. This could lead to an even higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. In conclusion, a slow economic recovery could have an adverse effect on all financial institutions, including the Company.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. The first principle requires that losses be accrued when they are probable of occurring and are estimable. The second requires that losses be measured based on the differences between the value of collateral and the loan balance using either the present value of future cash flows,  the observable market price of the loan or the fair value of the collateral.
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

    National Bankshares, Inc. common stock is listed on the NASDAQ Capital Market and is traded under the symbol “NKSH.”

Performance Summary

The following table presents NBI’s key performance ratios for the six months ended June 30, 2010 and the year ended December 31, 2009.

	June 30, 2010	December 31, 2009
Return on average assets	1.60%	1.47%
Return on average equity	12.41%	12.23%
Basic net earnings per share	$1.12	$2.07
Fully diluted net earnings per share	$1.12	$2.06
Net interest margin (1)	4.55%	4.23%
Noninterest margin (2)	1.52%	1.55%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest income (excluding securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

The return on average assets for the six months ended June 30, 2010 was 1.60%, 13 basis points higher than the 1.47% for the year ended December 31, 2009. The return on average equity grew from 12.23% for the year ended December 31, 2009 to 12.41% for the six months ended June 30, 2010. The net interest margin was a healthy 4.55% at the end of the first half of 2010, up 32 basis points from the 4.23% reported at year-end. The primary factor driving the increase in the net interest margin was the declining cost to fund interest-earning assets. Even though the Company had a modest decline in the yield on earning assets for the first half of 2010, the decline was more than offset by declining interest expense.
The noninterest margin remained relatively stable, decreasing 3 basis points from 1.55% at December 31, 2009 to 1.52% at June 30, 2010. The provision for loan losses at the end of the first half of 2010 was $1,499, an increase of $851 from the $648 at June 30, 2009. See the discussion of “Asset Quality” in this report for additional information about the provision for loan losses.

Growth

NBI’s key growth indicators are shown in the following table:

	June 30, 2010	December 31, 2009	Percent Change
Securities	$294,584	$297,417	(0.95)%
Loans, net	575,372	583,021	(1.31)%
Deposits	859,337	852,112	0.85%
Total assets	994,875	982,367	1.27%

Securities declined by $2,833, or 0.95%, from $297,417 at December 31, 2009 to $294,584 at June 30, 2010. Net loans at June 30, 2010 were $575,372, down $7,649, or 1.31%, from $583,021 at December 31, 2009. Deposits grew modestly, from $852,112 at year-end to $859,337 at June 30, 2010, an increase of $7,225, or 0.85%. Total assets were $982,367 at December 31, 2009 and were $994,875 at June 30, 2010, an increase of $12,508, or 1.27%.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	June 30, 2010	June 30, 2009	December 31, 2009
Nonperforming loans	$7,167	$2,729	$6,750
Loans past due 90 days or more	389	1,746	1,697
Other real estate owned	3,170	1,869	2,126
Allowance for loan losses to loans	1.30%	1.09%	1.17%
Net charge-off ratio	0.30%	0.08%	0.10%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.76%	0.80%	1.50%
Ratio of allowance for loan losses to nonperforming loans	105.39%	230.27%	102.61%

Total nonperforming loans at June 30, 2010 were $7,167, which compares to $6,750 at December 31, 2009 and $2,729 at June 30, 2009.  At June 30, 2010, the ratio of nonperforming loans to loans net of unearned income and deferred fees was 1.23%.
The increase in nonperforming loans was not unexpected, given the prolonged recession and the slow recovery of the national and local economies. The higher level of nonperforming loans impacted both the amount of the provision for loan losses and the net charge-off ratio.   Among other factors, the total of nonperforming loans is considered in calculating the Company’s allowance for loan losses, which in turn determines the amount needed in the provision for loan losses.  The provision for loan losses for the six months ended June 30, 2009 was $648, and it was $1,499 for the six months ended June 30, 2010. This represents an increase of $851, or 131.33%, when the two periods are compared.   At June 30, 2010, the ratio of the allowance for loan losses to loans was 1.30%, and it was 1.17% at December 31, 2009 and 1.09% at June 30, 2009.   The net charge-off ratio was 0.30% at June 30, 2010, 0.10% at December 31, 2010 and 0.08% at June 30 2009. Management anticipates that loan charge-offs will continue to increase in the second half of 2010.  However, because known nonperforming loans have already been included in the calculation for the allowance for loan losses and further additions to the provision for loan losses are expected to be the result of the refinement of loss estimates, management does not believe that net income will be dramatically affected by these losses.
Loans past due 90 days or more declined to $389 at June 30, 2010, from $1,697 at December 31, 2009 and $1,746 at June 30, 2009.  The decline is the result of loans being charged-off or placed on nonaccrual status.  Collateral that previously secured some charged-off loans is now in other real estate owned because of foreclosure or deeds in lieu of foreclosure.  The total of other real estate owned grew to $3,170 at June 30, 2010, from $2,126 at December 31, 2009 and $1,869 at June 30, 2009.  Because of the level of nonperforming loans, it is likely that the total of other real estate owned will increase in the last six months of 2010, as the real estate collateral associated with some of these loans is acquired in foreclosure.  It is not possible to accurately predict the future total of other real estate owned, because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

Net Interest Income

Net interest income for the six months ended June 30, 2010 was $18,758, an increase of $2,155, or 12.98%, over the same period last year.  This resulted in an increase in the net interest margin of 46 points, from 4.09% at June 30, 2009 to 4.55% at the same period in 2010.  The increase in the net interest margin resulted from a decline in the cost to fund earning assets of 75 basis points, offset by a decline in the yield on earning assets of 19 basis points.  The decline in the cost to fund earning assets came primarily from a 110 basis point reduction in the cost of time deposits and a 13 basis point reduction in the cost of interest-bearing deposits, when the 6-month periods ended June 30, 2010 and June 30, 2009 are compared.  The 19 basis point decline in the yield on earning assets can be accounted for mostly by declines in both the yields on loans and on taxable securities.  The yield on loans declined 24 basis points from June 30, 2009 to June 30, 2010, because of contractual repricing terms and the renegotiation of loan interest rates in response to competition.  The yield on taxable securities was 21 basis points lower for the six months ended June 30, 2010, when compared with the same period in 2009.  The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yield investments.
The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.  In recent months, with interest rates at historic lows, funding costs declined at a faster pace than the yield on earning assets.  The Company’s cost of funding is more sensitive to interest rate changes than is the yield on earning assets.

Provision and Allowance for Loan Losses

The provision for loan losses for the six month period ended June 30, 2010 was $1,499, compared with $648 for the first six months of 2009. The ratio of the allowance for loan losses to total loans at the end of the first half of 2010 was 1.30%, which compares to 1.17% at December 31, 2009. The net charge-off ratio was 0.30% at June 30, 2010 and 0.10% at December 31, 2009. See “Asset Quality” for additional information.

 Noninterest Income

	Six Months ended
	June 30, 2010	June 30, 2009	Percent Change
Service charges on deposits	$1,486	$1,641	(9.45)%
Other service charges and fees	151	156	(3.21)%
Credit card fees	1,426	1,337	6.66%
Trust fees	530	537	(1.30)%
BOLI income	361	353	2.27%
Other income	143	185	(22.70)%
Realized securities gains (losses)	(3)	70	(104.29)%

Service charges on deposit accounts totaled $1,486 for the six months ended June 30, 2010. This is a 9.45% decrease of $155, when compared with the same period in 2009. The decline was in large part the result of a decrease of $152 in fees from checking account overdrafts and fees for checks returned for insufficient funds.
Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Income for 2010 and 2009 remained essentially unchanged.
Credit card fees for the first six months of 2010 were $1,426. This was an increase of $89, or 6.66%, when compared with the $1,337 total reported for the same period last year. The increase was due to a higher volume of merchant transaction fees and credit card fees. Management anticipates that this category of noninterest income may be negatively affected by provisions included in the Dodd-Frank Wall Street Reform and Consumer Protection Act. This recent legislation directs the Federal Reserve Bank to control the level of merchant fees. It is not yet known how greatly the legislation may impact the level of credit card fees or when that impact will occur.
Trust fees, at $530, were down by $7, or 1.30%, from the $537 earned in the first half of 2009. Trust income varies depending on the number of Trust accounts, the types of accounts under management and financial market conditions. The decline in Trust fees is attributable primarily to the mix of account types held by the Trust Department.
Noninterest income from bank-owned life insurance (BOLI) increased $8, or 2.27%, to $361 for the six months ended June 30, 2010. The performance of the variable-rate insurance policies and change in the number of participants accounted for the net increase.
Other income includes income that cannot be classified in another category. Some examples include net gains from the sales of fixed assets, rent from foreclosed properties and revenue from investment and insurance sales. Other income for the six months ended June 30, 2010 was $143. This represents a decrease of $42, or 22.70%, when compared with the six months ended June 30, 2009. This decrease came primarily from a decline in investment commissions of $24 and insurance commissions of $7 in the Company’s financial services affiliate. These areas fluctuate with market conditions and because of competitive factors.
Realized securities losses for the six months ended June 30, 2010 were $3, as compared with $70 in gains for the same period in 2009. Realized securities losses in the first half of 2010 and realized gains in the first half of 2009 are market driven and have come from losses and gains on called securities.

Noninterest Expense

	Six Months ended
	June 30, 2010	June 30, 2009	Percent Change
Salaries and employee benefits	$5,510	$5,625	(2.04)%
Occupancy, furniture and fixtures	968	894	8.28%
Data processing and ATM	706	636	11.01%
FDIC assessment	532	1,006	(47.12)%
Credit card processing	1,092	1,001	9.09%
Intangibles amortization	542	551	(1.63)%
Net costs of other real estate owned	60	71	(15.49)%
Franchise taxes	481	445	8.09%
Other operating expenses	1,590	1,581	0.57%

Salary and benefits expense decreased $115, or 2.04%, from $5,625 for the six months ended June 30, 2009 to $5,510 for the six months ended June 30, 2010. The decline is the result of the Company’s efforts to control salary costs and an adjustment in the periodic accrual for the Company’s salary continuation plan. This accrual may fluctuate because of changes in the number of plan participants and the performance of bank owned life insurance that is used to fund the plan. There was also an increase of $78 in net periodic pension expense associated with the Company’s defined benefit pension plan. Net periodic expense varies because of changes in the number of plan participants, the age of participants, the investment performance of the plan trust and the interest rate environment.
Occupancy, furniture and fixtures expense was $968 for the six months ended June 30, 2010, an increase of $74, or 8.28%, from the same period last year.
Data processing and ATM expense was $706 for the six months ended June 30, 2010, an increase of $70, or 11.01%, from the six months ended June 30, 2009. Higher data processing expense in the first half of 2010 is associated with replacement of the Company’s host computer.
When June 30, 2009 and June 30, 2010 are compared, there was a significant decline in the Federal Deposit Insurance Corporation Deposit Insurance Fund Assessment. The total for the six months last year was $1,006. This compares with $532 for the same period in 2010. During the second quarter of 2009, all FDIC-insured banks, including NBB, were required to pay a one-time special assessment of five basis points of total assets, less Tier 1 Capital. There were no special assessments in the first half of 2010. By December 31, 2009, all FDIC-insured banks prepaid the estimated regular quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. The 2010 FDIC assessment amount reflects two quarters of that regular risk-based assessment. Given the severe impact of the economic downturn on some of the nation’s banks, the Company has no assurance that the FDIC will not impose future special assessments on insured banks to maintain the integrity of the Deposit Insurance Fund.
Credit card processing expense was $1,092 for the six months ended June 30, 2010, an increase of $91, or 9.09%, from the total for the six months ended June 30, 2009. This expense is driven by volume and other factors such as merchant discount rates and is subject to a degree of variability.
The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, and certain intangibles have been fully amortized. This accounts for the 1.63% decline, from $551 for the six months ended June 30, 2009 to $542 for the six months ended June 30, 2010.
Net costs of other real estate owned have decreased from $71 for the six months ended June 30, 2009 to $60 for the six months ended June 30, 2010. This expense category varies with the number of other real estate owned properties and the expenses associated with each. Management anticipates that the total of other real estate owned and related expenses will increase as the slow economy continues to impact borrowers.
Bank franchise taxes have grown 8.09%, from $445 at June 30, 2009 to $481 at the end of the first half of 2010. State bank franchise taxes are based upon total equity, which has increased when compared with June 30, 2009.
The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses for the six months ended June 30, 2010 were $1,590, an increase of $9, or 0.57%, when compared with the same period in 2009. Management has made concerted efforts to control costs.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	June 30, 2010	December 31, 2009	Percent Change
Interest-bearing deposits	$43,167	$35,841	20.44%
Securities available for sale	162,730	166,592	(2.32)%
Securities held to maturity	126,765	131,645	(3.71)%
Mortgage loans held for sale	806	911	(11.53)%
Real estate construction loans	47,248	52,579	(10.14)%
Real estate mortgage loans	166,174	165,434	0.45%
Commercial and industrial loans	282,552	261,172	8.19%
Loans to individuals	92,763	100,581	(7.77)%
Total Assets	980,852	971,538	0.96%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$120,123	$115,240	4.24%
Interest-bearing demand deposits	312,061	282,532	10.45%
Savings deposits	53,001	48,992	8.18%
Time deposits	361,107	399,873	(9.69)%
Other borrowings	---	49	(100.00)%
Stockholders’ equity	126,128	117,086	7.72%

Securities

The total amortized cost of securities available for sale and securities held to maturity at June 30, 2010 was $290,482, and total fair value was $296,637. At June 30, 2010, the Company held individual securities with a total fair value of $40,646 that had a total unrealized loss of $1,235.  Of this total, securities with a fair value of $24,113 and an unrealized loss of $926 have been in a continuous loss position for 12 months or more.  At June 30, 2010, there were no securities that management determined to be other-than-temporarily impaired.
Management regularly monitors the quality of the securities portfolio, and management closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances.

Loans

	June 30, 2010	December 31, 2009	Percent Change
Commercial and industrial loans	$270,897	$283,998	(4.61)%
Real estate construction loans	48,604	45,625	6.53%
Real estate mortgage loans	173,724	165,542	4.94%
Loans to individuals	90,702	95,844	(5.36)%
Total loans	$583,927	$591,009	(1.20)%

The Company’s total gross loans declined by $7,082 or 1.20%, from $591,009 at December 31, 2009 to $583,927 at June 30, 2010. Commercial and industrial loans and loans to individuals accounted for the majority of the decline, partially offset by increases in real estate construction and real estate mortgage loans.
Commercial and industrial loans declined 4.61% from $283,998 at December 31, 2009 to $270,897 at June 30, 2010. The $13,101 decrease is due to lower loan demand in a slow economy.
The 5.36% decline in loans to individuals continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers. Loans to individuals totaled $90,702 at June 30, 2010. This compares with $95,844 at year-end 2009.
Real estate construction loans grew 6.53% from $45,625 at December 31, 2009 to $48,604 at June 30, 2010. Real estate mortgage loans grew 4.94% or $8,182 from $165,542 at December 31, 2009 to $173,724 at June 30, 2010. Growth in these categories is seasonal and was somewhat affected by a home-buyers’ tax credit in effect for most of the first half of the year.

Overall loan demand remained slow, as individual and business borrowers appear to be hesitant to take on debt in an uncertain economic environment. Lower loan demand may continue until there is sustained evidence of recovery in the Company’s market area.
The Company does not now nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products or loans with initial teaser rates.

Deposits

	June 30, 2010	December 31, 2009	Percent Change
Noninterest-bearing demand deposits	$125,694	$122,549	2.57%
Interest-bearing demand deposits	324,038	310,629	4.32%
Saving deposits	58,399	51,622	13.13%
Time deposits	351,206	367,312	(4.38)%
Total deposits	$859,337	$852,112	0.85%

Total deposits have increased by $7,225, or 0.85%, from $852,112 at December 31, 2009 to $859,337 at June 30, 2010. The growth was internally generated and was not the result of acquisitions. Noninterest-bearing demand deposits increased $3,145, or 2.57%, from $122,549 at year-end to $125,694 at the end of the first half of 2010. Interest-bearing demand deposits experienced a $13,409, or 4.32%, increase when December 31, 2009 and June 30, 2010 totals are compared. Savings deposits were at $58,399 at the end of the first half of 2010, up by $6,777, or 13.13%, over the $51,662 at year-end 2009. Time deposits declined by $16,106, or 4.38%, from $367,312 at December 31, 2009 to $351,206 at June 30, 2010. As longer-term certificates of deposit mature, customers are moving the funds to shorter-term interest-bearing demand deposits and savings deposits because they are unwilling to commit their funds in time deposits for extended periods at a low interest rate.

Liquidity

Liquidity measures the Company’s ability to provide sufficient cash flow to meet its financial commitments, such as funding additional loan demand and handling withdrawals of existing deposits.  Sources of liquidity include deposits, repayments of loan principal and interest, sales, calls and maturities of securities and short-term borrowing.  Advances from the Federal Home Loan Bank and discount window borrowing from the Federal Reserve Bank are additional sources of liquidity.
The Company monitors factors that may increase its liquidity needs.  Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, the level of unfunded loan commitments and loan growth.  In addition, the Company utilizes several other strategies to maintain sufficient liquidity.  Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%.  At June 30, 2010, the loan to deposit ratio was 67.83%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.  Finally, to assure that short-term borrowing is readily available, the Company tests accessibility to its funding sources on an annual basis.

Capital Resources

Total stockholders’ equity at June 30, 2010 was $127,825, an increase of $5,749, or 4.71%, from the $122,076 at December 31, 2009. The Tier I and Tier II risk-based capital ratios at June 30, 2010 were 17.35% and 18.49%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

Off-Balance Sheet Arrangements

In the normal course of business, NBB extends lines of credit and letters of credit to its customers.  Depending on their needs, customers may at any time draw upon lines of credit, in any amount up to a pre-approved limit.  Standby letters of credit are issued for two purposes.  Financial letters of credit guarantee payments to facilitate customer purchases.  Performance letters of credit guarantee payment if the customer fails to complete a specific obligation.
Historically, the full approved amount of letters and lines of credit has not been drawn at any one time.  The Company has developed plans to meet a sudden and substantial funding demand.  These plans include accessing a line of credit with a correspondent bank, borrowing from the Federal Home Loan Bank, selling available for sale investments or loans and raising additional deposits.

    NBB also has recourse agreements with purchasers of residential mortgage loans that are originated by NBB and sold on the secondary market.  Loan purchasers may rely upon recourse provisions for a variety of reasons, including early customer default, for a defined period of time after acquiring a mortgage loan.  The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards.  If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.
There were no material changes in off-balance sheet arrangements during the six months ended June 30, 2010, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at June 30, 2010. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the first half of 2010 and have not changed materially from those which were disclosed in the Company’s 2009 Form 10-K.

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

Item 4.   Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2010 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase stock during the first half of 2010.

Item 3.                  Defaults Upon Senior Securities

There were none for the six months ended June 30, 2010.

Item 4.          Reserved

Item 5.                  Other Information

Subsequent Events

From June 30, 2010, the balance sheet date of this Form 10-Q, through the date of filing the Form 10-Q with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provide evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Item 6.                  Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

DATE August 6, 2010	/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Authorized Officer)

DATE: August 6, 2010	/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)

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

Date: August 6, 2010

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

Date: August 6, 2010

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended June 30, 2010, I, James G. Rakes, President and Chief Executive Officer (Principal Executive Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended June 30, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended June 30, 2010, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Principal Executive Officer) August 6, 2010

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended June 30, 2010, I, David K. Skeens, Treasurer and Chief Financial Officer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended June 30, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended June 30, 2010, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) August 6, 2010