Form 10-Q
period 2010-09-30
NATIONAL BANKSHARES INC
filed 2010-11-03
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at November 1, 2010 6,933,474

(This report contains 36 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I
Financial Information
Item 1. Financial Statements
National Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
$ in thousands, except per share data	2010	2009
Assets
Cash and due from banks	$12,540	$12,894
Interest-bearing deposits	55,367	32,730
Securities available for sale, at fair value	154,980	168,041
Securities held to maturity (fair value approximates $132,220 at September 30, 2010 and $129,892 at December 31, 2009)	127,480	129,376
Mortgage loans held for sale	1,732	126
Loans:
Real estate construction loans	48,908	45,625
Real estate mortgage loans	173,753	165,542
Commercial and industrial loans	269,620	283,998
Loans to individuals	91,328	95,844
Total loans	583,609	591,009
Less unearned income and deferred fees	(975)	(1,062)
Loans, net of unearned income and deferred fees	582,634	589,947
Less allowance for loan losses	(7,794)	(6,926)
Loans, net	574,840	583,021
Premises and equipment, net	10,608	10,628
Accrued interest receivable	6,000	6,250
Other real estate owned, net	3,026	2,126
Intangible assets and goodwill	11,814	12,626
Other assets	24,060	24,549
Total assets	$982,447	$982,367

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$125,877	$122,549
Interest-bearing demand deposits	316,820	310,629
Savings deposits	55,695	51,622
Time deposits	343,464	367,312
Total deposits	841,856	852,112
Accrued interest payable	304	336
Other liabilities	7,673	7,843
Total liabilities	849,833	860,291
Commitments and contingencies	---	---

Stockholders' Equity

Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	$	---	$	---
Common stock of $1.25 par value.
Authorized 10,000,000 shares; issued and outstanding 6,933,474 shares in 2010 and in 2009		8,667		8,667
Retained earnings		122,612		113,901
Accumulated other comprehensive income (loss), net		1,335		(492)
Total stockholders' equity		132,614		122,076
Total liabilities and stockholders' equity		$982,447		$982,367

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended September 30, 2010 and 2009
(Unaudited)

	September 30,	September 30,
$ in thousands, except per share data	2010	2009
Interest Income
Interest and fees on loans	$9,284	$9,316
Interest on interest-bearing deposits	36	23
Interest on securities – taxable	1,325	1,600
Interest on securities – nontaxable	1,642	1,677
Total interest income	12,287	12,616

Interest Expense
Interest on time deposits of $100,000 or more	855	1,379
Interest on other deposits	1,871	2,496
Interest on other borrowed funds	---	1
Total interest expense	2,726	3,876
Net interest income	9,561	8,740
Provision for loan losses	710	305
Net interest income after provision for loan losses	8,851	8,435

Noninterest Income
Service charges on deposit accounts	706	865
Other service charges and fees	63	107
Credit card fees	745	723
Trust income	316	255
BOLI income	197	201
Other income	72	76
Realized securities gains (losses), net	2	(15)
Total noninterest income	2,101	2,212

Noninterest Expense
Salaries and employee benefits	2,695	2,784
Occupancy and furniture and fixtures	451	450
Data processing and ATM	414	380
FDIC assessment	273	423
Credit card processing	588	550
Intangible assets amortization	270	271
Net costs of other real estate owned	120	29
Franchise taxes	241	221
Other operating expenses	774	783
Total noninterest expense	5,826	5,891
Income before income taxes	5,126	4,756
Income tax expense	1,129	976
Net Income	$3,997	$3,780

Basic net income per share		$0.58		$0.55
Fully diluted net income per share		$0.58		$0.54
Weighted average number of common
shares outstanding – basic		6,933,474		6,933,474
Weighted average number of common
shares outstanding – diluted		6,942,919		6,948,083
Dividends declared per share	$	---	$	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	September 30,	September 30,
$ in thousands, except per share data	2010	2009
Interest Income
Interest and fees on loans	$27,720	$28,170
Interest on interest-bearing deposits	85	73
Interest on securities – taxable	4,234	4,766
Interest on securities – nontaxable	4,835	4,896
Total interest income	36,874	37,905

Interest Expense
Interest on time deposits of $100,000 or more	2,695	4,363
Interest on other deposits	5,860	8,197
Interest on borrowed funds	---	2
Total interest expense	8,555	12,562
Net interest income	28,319	25,343
Provision for loan losses	2,209	953
Net interest income after provision for loan losses	26,110	24,390

Noninterest Income
Service charges on deposit accounts	2,192	2,506
Other service charges and fees	214	263
Credit card fees	2,171	2,060
Trust income	846	792
BOLI income	558	554
Other income	215	261
Realized securities gains (losses), net	(1)	55
Total noninterest income	6,195	6,491

Noninterest Expense
Salaries and employee benefits	8,205	8,409
Occupancy and furniture and fixtures	1,419	1,344
Data processing and ATM	1,120	1,016
FDIC assessment	805	1,429
Credit card processing	1,680	1,551
Intangible assets amortization	812	822
Net costs of other real estate owned	180	100
Franchise taxes	722	666
Other operating expenses	2,364	2,364
Total noninterest expense	17,307	17,701
Income before income taxes	14,998	13,180
Income tax expense	3,236	2,656
Net Income	$11,762	$10,524

Basic net income per share	$1.70	$1.52
Fully diluted net income per share	$1.69	$1.52
Weighted average number of common
shares outstanding – basic	6,933,474	6,931,672
Weighted average number of common
shares outstanding – diluted	6,947,460	6,942,712
Dividends declared per share	$0.44	$0.41

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

$ in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balances at December 31, 2008	$8,662	$105,356	$(3,910)		$110,108
Net income	---	10,524	---	$10,524	10,524
Dividends $0.41 per share	---	(2,843)	---	---	(2,843)
Exercise of stock options	5	50	---	---	55
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of income tax $1,938	---	---	---	3,600	---
Reclass adjustment, net of tax $15	---	---	---	27	---
Other comprehensive income, net of tax $1,953	---	---	3,627	3,627	3,627
Comprehensive income	---	---	---	$14,151	---
Balances at September 30, 2009	$8,667	$113,087	$(283)		$121,471

Balances at December 31, 2009	$8,667	$113,901	$(492)		$122,076
Net income	---	11,762	---	$11,762	11,762
Dividends $0.44 per share	---	(3,051)	---	---	(3,051)
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of income tax $979	---	---	---	1,818	---
Reclass adjustment, net of tax $5	---	---	---	9	---
Other comprehensive income, net of tax $984	---	---	1,827	1,827	1,827
Comprehensive income	---	---	---	$13,589	---
Balances at September 30, 2010	$8,667	$122,612	$1,335		$132,614

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	September 30,	September 30,
$ in thousands	2010	2009
Cash Flows from Operating Activities
Net income	$11,762	$10,524
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,209	953
Depreciation of bank premises and equipment	671	687
Amortization of intangibles	812	822
Amortization of premiums and accretion of discounts, net	227	268
(Gains) on disposal of fixed assets	(3)	---
(Gains) Losses on sales and calls of securities available for sale, net	14	(42)
(Gains) on calls of securities held to maturity, net	(13)	(13)
Losses and write-downs on other real estate owned	67	54
Net change in:
Mortgage loans held for sale	(1,606)	(280)
Accrued interest receivable	250	(562)
Other assets	(433)	(1,309)
Accrued interest payable	(32)	(182)
Other liabilities	(170)	1,316
Net cash provided by operating activities	13,755	12,236

Cash Flows from Investing Activities
Net change interest-bearing deposits	(22,637)	6,721
Proceeds from calls, principal payments, sales and maturities of securities available for sale	58,257	19,699
Proceeds from calls, principal payments and maturities of securities held to maturity	29,000	31,929
Purchases of securities available for sale	(42,619)	(36,542)
Purchases of securities held to maturity	(27,160)	(47,024)
Purchases of loan participations	---	(13)
Collections of loan participations	3,093	704
Loan originations and principal collections, net	1,231	(7,480)
Proceeds from disposal of other real estate owned	563	269
Recoveries on loans charged off	118	64
Additions to bank premises and equipment	(648)	(217)
Net cash used in investing activities	(802)	(31,890)

Cash Flows from Financing Activities
Net change in time deposits	(23,848)	(21,244)
Net change in other deposits	13,592	39,269
Net change in other borrowed funds	---	(8)
Cash dividends	(3,051)	(2,843)
Stock options exercised	---	55
Net cash provided by (used in) financing activities	(13,307)	15,229
Net change in cash and due from banks	(354)	(4,425)
Cash and due from banks at beginning of period	12,894	16,316
Cash and due from banks at end of period	$12,540	$11,891

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$8,587	$12,744
Income taxes paid	$4,308	$3,200

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$1,459	$422
Loans transferred to other real estate owned	$1,530	$283
Unrealized gains on securities available for sale	$2,811	$5,580

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

$ in thousands, except per share data and % data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (NBI) and its wholly-owned subsidiaries, The National Bank of Blacksburg (NBB) and National Bankshares Financial Services, Inc. (NBFS) (collectively, the Company), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2009 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.
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

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	109,500	$22.14
Exercised	---	---
Forfeited or expired	---	---
Outstanding September 30, 2010	109,500	$22.14	4.74	$401
Exercisable at September 30, 2010	109,500	$22.14	4.74	$401

During the nine months ended September 30, 2010, there were no stock options exercised. During the first nine months of 2009, 4,000 shares were exercised with an intrinsic value of $47. There were no stock options granted in the first nine months of 2010.

Note 3:                      Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

	Nine Months ended September 30,		Year ended December 31,
	2010	2009	2009
Balance at beginning of period	$6,926	$5,858	$5,858
Provision for loan losses	2,209	953	1,634
Loans charged off	(1,459)	(422)	(647)
Recoveries of loans previously charged off	118	64	81
Balance at the end of period	$7,794	$6,453	$6,926
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.34%	1.11%	1.17%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.31%	0.08%	0.10%
Ratio of allowance for loan losses to nonperforming loans(2)	102.03%	165.97%	102.61%

(1)	Net charge-offs are on an annualized basis.
(2)	The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

	September 30,		December 31,
	2010	2009	2009
Nonperforming assets:
Nonaccrual loans	$7,639	$3,888	$4,098
Restructured loans not in nonaccrual	---	---	2,652
Total nonperforming loans	7,639	3,888	6,750
Other real estate owned, net	3,026	1,944	2,126
Total nonperforming assets	$10,665	$5,832	$8,876
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.82%	1.00%	1.50%

	September 30,				December 31,
	2010		2009		2009
Loans past due 90 days or more and still accruing		$533		$2,153	$1,697
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.09%		0.37%	0.29%
Impaired loans:
Total impaired loans		$7,207		$5,812	$7,680
Impaired loans with a valuation allowance		$7,207		$5,812	$7,630
Valuation allowance		(1,148)		(1,718)	(2,495)
Impaired loans, net of allowance		$6,059		$4,094	$5,135
Impaired loans with no valuation allowance	$	---	$	---	$50
Average recorded investment in impaired loans		$7,928		$5,995	$7,851
Income recognized on impaired loans		$15		$137	$169
Amount of income recognized on a cash basis	$	---	$	---	$ ---

Nonaccrual loans not subject to ASC 310-10 were $433 at September 30, 2010. There was no income recognized for these loans.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of September 30, 2010 are as follows:

	September 30, 2010
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for sale:
U.S. Treasury	$2,016	$205	$	---	$2,221
U.S. Government agencies	51,693	1,149		14	52,828
Mortgage-backed securities	12,321	725		---	13,046
States and political subdivisions	62,606	2,594		60	65,140
Corporate	16,914	955		---	17,869
Federal Home Loan Bank stock	1,677	---		---	1,677
Federal Reserve Bank stock	92	---		---	92
Other securities	2,342	---		235	2,107
Total	$149,661	$5,628		$309	$154,980

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of September 30, 2010 are as follows:

	September 30, 2010
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Held to maturity:
U.S. Government agencies	$12,080	$621	$	---	$12,701
Mortgage-backed securities	1,226	96		---	1,322
States and political subdivisions	109,013	4,268		282	112,999
Corporate	5,161	41		4	5,198
Total	$127,480	$5,026		$286	$132,220

Information pertaining to securities with gross unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2010
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily impaired securities:
U.S. Government agencies	$1,986	$14	$	---	$	---
States and political subdivisions	11,638	199		4,145		143
Corporate	---	---		996		4
Other securities	---	---		260		235
Total	$13,624	$213		$5,401		$382

	December 31, 2009
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily impaired securities:
U.S. Government agencies	$42,876	$1,351	$	---	$	---
States and political subdivisions	28,537	571		13,382		698
Corporate	662	1		3,517		483
Other securities	---	---		277		217
Total	$72,075	$1,923		$17,176		$1,398

The Company had 24 securities with a fair value of $19,025 which were temporarily impaired at September 30, 2010.  The total unrealized loss on these securities was $595. Of the temporarily impaired total, nine securities with a fair value of $5,401 and an unrealized loss of $382 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at September 30, 2010 for the reasons set out below.
U.S. Government agencies. The unrealized losses in this category of investments were caused by interest rate fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of these investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.
States and political subdivisions. This category’s unrealized losses are primarily the result of interest rate fluctuations and also a certain few ratings downgrades brought about by the impact of the economic downturn on states and political subdivisions. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.
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
As a member of the Federal Reserve and the Federal Home Loan Bank (FHLB) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2010 management did not consider there to be any impairment.
Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully follow any changes in bond quality. Refer to “Securities” in this report for additional information.

Note 5: Recent Accounting Pronouncements

 In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 was effective for transfers on or after January 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities.  The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
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
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning or after December 15, 2010.  The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.
On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.”  This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.
On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.”  This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

Note 6: Defined Benefit Plan

Components of Net Periodic Benefit Cost:

	Pension Benefits
	Nine Months ended September 30,
	2010	2009
Service cost	$300	$264
Interest cost	516	495
Expected return on plan assets	(456)	(396)
Amortization of prior service cost	(75)	(75)
Amortization of net obligation at transition	(9)	(9)
Recognized net actuarial loss	186	252
Net periodic benefit cost	$462	$531

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

			Fair Value Measurements Using
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2010	Securities available for sale	$153,211	$	---	$153,211	$	---
December 31, 2009	Securities available for sale	166,272		---	166,272		---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2010 or December 31, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Troubled debt restructurings are impaired loans. The measurement of loss associated with impaired loans may be based on either the observable market price of the loan, the present value of the expected cash flows or the fair value of the collateral. Fair value of the Company’s impaired loans is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company. However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal using observable market data, if the collateral is deemed significant. If the collateral is not deemed significant, the value of business equipment is based on the net book value on the borrower’s financial statements. Likewise, values for inventory and accounts receivables collateral are based on the borrower’s financial statement balances or aging reports (Level 3). Estimated losses on impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at September 30, 2010 and at December 31, 2009.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2010	Impaired loans net of valuation allowance	$6,059	$	---	$	---	$6,059
December 31, 2009	Impaired loans net of valuation allowance	5,135		---		---	5,135

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis at September 30, 2010 and at December 31, 2009.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2010	Other real estate owned net of valuation allowance	$1,148	$	---	$	---	$1,148
December 31, 2009	Other real estate owned net of valuation allowance	1,868		---		---	1,868

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Due from Banks, Interest-Bearing Deposits, and Federal Funds Sold

The carrying amounts approximate fair value.

Securities

The fair value of securities, excluding restricted stock, is determined by quoted market prices or dealer quotes. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments adjusted for differences between the quoted instruments and the instruments being valued. The carrying value of restricted securities approximates fair value based upon the redemption provisions of the applicable entities.

Loans Held for Sale

The fair value of loans held for sale is based on commitments on hand from investors or prevailing market prices.

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at September 30, 2010 and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$12,540	$12,540	$12,894	$12,894
Interest-bearing deposits	55,367	55,367	32,730	32,730
Securities	282,460	287,200	297,417	297,933
Mortgage loans held for sale	1,732	1,732	126	126
Loans, net	574,840	548,434	583,021	588,201
Accrued interest receivable	6,000	6,023	6,250	6,250
Financial liabilities:
Deposits	$841,856	854,525	$852,112	$856,556
Accrued interest payable	304	304	336	336

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
The Company was not negatively impacted during the initial phases of the economic slowdown in late 2008. Its markets did not experience the dramatic declines in real estate values seen in some other areas of the country. In addition, the diverse economy of the Company’s market area, including several large employers that are public colleges or universities, helped to insulate the Company from the worst effects of the recession. As the recession continued into 2009, real estate values in the Company’s trade area declined moderately. In early 2010, the Company experienced an increasing level of nonperforming assets, including nonperforming loans and other real estate owned. If the economic recovery progresses slowly or is reversed, it is likely that unemployment will continue to rise in the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the State as a result of the recession could also negatively impact employment. This could lead to an even higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. In conclusion, a slow economic recovery could have an adverse effect on all financial institutions, including the Company.

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

Allowance for Loan Losses

The allowance for loan losses is an accrual of estimated losses that may be sustained in our loan portfolio. The allowance is reduced by charge-offs of loans and increased by the provision for loan losses and recoveries of previously charged-off loans.  The determination of the allowance is based on two accounting principles, FASB Topic 450-25 (Contingencies) which requires that losses be accrued when occurrence is probable and the loss is reasonably estimable, and FASB Topic 310-10 (Receivables) which requires accrual of losses on impaired loans if the recorded investment exceeds fair value.

Probable losses are accrued through two calculations, individual evaluation of impaired loans and collective evaluation of the remainder of the portfolio. Impaired loans are larger non-homogeneous loans for which there is a probability that any contractual amounts due will be uncollectible, as well as loans whose terms have been modified in a troubled debt restructuring. Impaired loans are placed on nonaccrual status and are individually evaluated for potential loss.
Estimated loss for an impaired loan is the amount of recorded investment that exceeds the loan’s fair value. Fair value of an impaired loan is measured by one of three methods, the fair value (less cost to sell) of collateral, the present value of future cash flows, or observable market price. For non collateral-dependent loans, the potential loss is accrued in the allowance. For collateral-dependent loans, the potential loss is charged off against the allowance, instead of being accrued.
In the third quarter of 2010, the Company revised its policy for collective evaluation of non-impaired loans. The policy formalized criteria used to group loans for purposes of estimating losses; provided for analysis of trends and current levels of risk indicators; and designated loans that the Company deems to have inherently higher risk.
Non-impaired loans are grouped by portfolio segment and loan class. Loans within a segment or class have similar risk characteristics. Each segment and class is evaluated for probable loss by applying quantitative and qualitative factors, including net charge-off trends, delinquency rates, concentration trends and economic trends. The Company accrues additional estimated loss for criticized loans within each class and for loans designated high risk.
The change in methodology did not materially affect the total estimated accrual, however previously unallocated amounts became allocated with the new methodology.
The estimation of the accrual involves analysis of internal and external variables, methodologies, assumptions and our judgment and experience. Key judgments used in determining the allowance for loan losses include internal risk ratings, market and collateral values, discount rates, loss rates, and our view of current economic conditions. These judgments are inherently subjective and our actual losses could be greater or less than the estimate. Future estimates of the allowance could increase or decrease based on changes in the financial condition of individual borrowers, concentrations of various types of loans, economic conditions or the markets in which collateral may be sold. The estimate of the allowance accrual determines the amount of provision expense and directly affects our financial results.
During 2009 and 2010, we experienced increases in delinquencies and net charge-offs due to deterioration of the housing market and the economy as a whole. The estimate of the allowance considered these market conditions in determining the accrual. However, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the financial statements and “Asset Quality”, and “Provision and Allowance for Loan Losses”.

Goodwill and Core Deposit Intangibles

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

Performance Summary

The following table presents NBI’s key performance ratios for the nine months ended September 30, 2010 and the year ended December 31, 2009. The measures for September 30, 2010 are annualized, except for basic net earnings per share and fully diluted net earnings per share.

	September 30, 2010	December 31, 2009
Return on average assets	1.60%	1.47%
Return on average equity	12.32%	12.23%
Basic net earnings per share	$1.70	$2.07
Fully diluted net earnings per share	$1.69	$2.06
Net interest margin (1)	4.54%	4.23%
Noninterest margin (2)	1.51%	1.55%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest income (excluding securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

The return on average assets for the nine months ended September 30, 2010 was 1.60%, 13 basis points higher than the 1.47% for the year ended December 31, 2009. The return on average equity grew from 12.23% for the year ended December 31, 2009 to 12.32% for the nine months ended September 30, 2010. The net interest margin was a healthy 4.54% at the end of the third quarter of 2010, up 31 basis points from the 4.23% reported at year-end. The primary factor driving the increase in the net interest margin was the declining cost to fund interest-earning assets. Even though the Company had a modest decline in the yield on earning assets for the first nine months of 2010, the decline was more than offset by declining interest expense.
The noninterest margin remained relatively stable, decreasing 4 basis points from 1.55% at December 31, 2009 to 1.51% at September 30, 2010. The provision for loan losses for the nine months ended September 30, 2010 was $2,209, an increase of $1,256 from the $953 at September 30, 2009. See the discussion of “Asset Quality” in this report for additional information about the provision for loan losses.

Growth

NBI’s key growth indicators are shown in the following table:

	September 30, 2010	December 31, 2009	Percent Change
Securities	$282,460	$297,417	(5.03)%
Loans, net	574,840	583,021	(1.40)%
Deposits	841,856	852,112	(1.20)%
Total assets	982,447	982,367	0.01%

Securities declined by $14,957, or 5.03%, from $297,417 at December 31, 2009 to $282,460 at September 30, 2010. Net loans at September 30, 2010 were $574,840, down $8,181, or 1.4%, from $583,021 at December 31, 2009. Deposits declined slightly, from $852,112 at year-end to $841,856 at September 30, 2010, a decrease of $10,256, or 1.2%. Total assets were $982,367 at December 31, 2009 and were $982,447 at September 30, 2010, an increase of $80, or 0.01%.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	September 30, 2010	September 30, 2009	December 31, 2009
Nonperforming loans	$7,639	$3,888	$6,750
Loans past due 90 days or more, and still accruing	533	2,153	1,697
Other real estate owned	3,026	1,944	2,126
Allowance for loan losses to loans	1.34%	1.11%	1.17%
Net charge-off ratio	0.31%	0.08%	0.10%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.82%	1.00%	1.50%
Ratio of allowance for loan losses to nonperforming loans	102.03%	165.97%	102.61%

Total nonperforming loans at September 30, 2010 were $7,639, which compares to $6,750 at December 31, 2009 and $3,888 at September 30, 2009. All restructured loans are included in nonaccrual loans, and nonaccrual loans make up the nonperforming loans category. At September 30, 2010, the ratio of nonperforming loans to loans net of unearned income and deferred fees was 1.82%.
Given the prolonged recession and the slow recovery of the national and local economies, the increase in nonperforming loans was not unexpected. The higher level of nonperforming loans impacted both the amount of the provision for loan losses and the net charge-off ratio.   Among other factors, the total of nonperforming loans is considered in calculating the Company’s allowance for loan losses, which in turn determines the amount needed in the provision for loan losses.  The provision for loan losses for the nine months ended September 30, 2009 was $953, and it was $2,209 for the nine months ended September 30, 2010. This represents an increase of $1,256, or 131.79%, when the two periods are compared.   At September 30, 2010, the ratio of the allowance for loan losses to loans was 1.34%, and it was 1.17% at December 31, 2009 and 1.11% at September 30, 2009.   The net charge-off ratio was 0.31% at September 30, 2010, 0.10% at December 31, 2009 and 0.08% at September 30, 2009. Management anticipates that loan charge-offs will continue to increase in the final quarter of 2010.  However, because known nonperforming loans have already been included in the calculation for the allowance for loan losses and further additions to the provision for loan losses are expected to be the result of the refinement of loss estimates, management does not believe that net income will be dramatically affected by these losses.
Loans past due 90 days or more and still acruing declined to $533 at September 30, 2010, from $1,697 at December 31, 2009 and $2,153 at September 30, 2009.  The decline is the result of loans being charged-off or placed on nonaccrual status.  Collateral that previously secured some charged-off loans is now in other real estate owned because of foreclosure or deeds in lieu of foreclosure.  The total of other real estate owned grew to $3,026 at September 30, 2010, from $2,126 at December 31, 2009 and $1,944 at September 30, 2009.  Because of the level of nonperforming loans, it is likely that the total of other real estate owned will increase in the final quarter of 2010, as the real estate collateral associated with some of these loans is acquired in foreclosure.  It is not possible to accurately predict the future total of other real estate owned, because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

Net Interest Income

The net interest income analysis for the nine months ended September 30, 2010 and 2009 follows:

	Average Balance		Interest Income/Expense		Yield/Rate (Annualized)
	2010	2009	2010	2009	2010	2009
Loans, Net(1) (2) (3)	$587,767	$576,066	$28,005	$28,391	6.37%	6.59%
Taxable Securities(3)	124,170	136,002	4,234	4,766	4.56%	4.69%
Nontaxable Securities(1) (3)	159,972	162,600	7,491	7,535	6.26%	6.20%
Federal Funds Sold	---	---	---	----	---	---
Interest-bearing deposits	49,658	38,706	85	73	0.23%	0.25%
Total Interest-earning Assets	$921,567	$913,374	$39,815	$40,765	5.78%	5.97%

Interest-bearing Demand Deposits	314,664	279,391	2,408	2,325	1.02%	1.11%
Savings Deposits	54,188	48,377	37	41	0.09%	0.11%
Time Deposits	357,707	407,946	6,110	10,194	2.28%	3.34%
Borrowings	---	50	---	2	---	5.74%
Total Interest-bearing Liabilities	$726,559	$735,764	$8,555	$12,562	1.57%	2.28%

Net Interest Income Spread			$31,260	$28,203	4.20%	3.68%
Cost to Fund Earning Assets					1.24%	1.84%
Net Interest Margin					4.54%	4.13%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the two nine-month periods presented.
(2)	Nonaccrual loans are included in average balances for yield computations.
(3)	Daily averages are shown at amortized cost.

Net interest income on a tax equivalent basis for the nine months ended September 30, 2010 was $31,260, an increase of $3,057, or 10.84%, over the $28,203 reported for the same period last year.  This resulted in an increase in the net interest margin of 41 basis points, from 4.13% at September 30, 2009 to 4.54% at the same period in 2010.  The increase in the net interest margin resulted from a decline in the cost to fund earning assets of 60 basis points, offset by a decline in the yield on earning assets of 19 basis points.  The decline in the cost to fund earning assets came primarily from a 106 basis point reduction in the cost of time deposits and a 9 basis point reduction in the cost of interest-bearing deposits, when the nine-month periods ended September 30, 2010 and September 30, 2009 are compared.  The 19 basis point decline in the yield on earning assets can be accounted for mostly by declines in both the yields on loans and on taxable securities.  The yield on loans declined 22 basis points from September 30, 2009 to September 30, 2010, because of contractual repricing terms and the renegotiation of loan interest rates in response to competition.  The yield on taxable securities was 13 basis points lower for the nine months ended September 30, 2010, when compared with the same period in 2009.  The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yield investments.
The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.  In recent months, with interest rates at historic lows, funding costs declined at a faster pace than the yield on earning assets.  The Company’s cost of funding is more sensitive to interest rate changes than is the yield on earning assets.

Provision and Allowance for Loan Losses

The provision for loan losses for the nine month period ended September 30, 2010 was $2,209, compared with $953 for the first nine months of 2009. The ratio of the allowance for loan losses to total loans at the end of the third quarter of 2010 was 1.34%, which compares to 1.17% at December 31, 2009. The net charge-off ratio was 0.31% at September 30, 2010 and 0.10% at December 31, 2009. The Company increased the provision and allowance for loan losses to reflect economic and asset quality trends. See “Asset Quality” for additional information.

 Noninterest Income
	Nine Months ended
	September 30, 2010	September 30, 2009	Percent Change
Service charges on deposits	$2,192	$2,506	(12.53)%
Other service charges and fees	214	263	(18.63)%
Credit card fees	2,171	2,060	5.39%
Trust fees	846	792	6.82%
BOLI income	558	554	0.72%
Other income	215	261	(17.62)%
Realized securities gains (losses)	(1)	55	(101.82)%

Service charges on deposit accounts totaled $2,192 for the nine months ended September 30, 2010. This is a 12.53% decrease of $314, when compared with the same period in 2009. The decline was in large part the result of a decrease of $314 in fees from checking account overdrafts and fees for checks returned for insufficient funds. The decline in fees for overdrafts and insufficient funds is part of a nationwide trend of depositors managing their accounts to reduce fees.
Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Income for the nine months ended September 30, 2010 declined $49, or 18.63%, from the same period in 2009, primarily because of declines in the sale of checks and fees associated with letters of credit totaling $35.
Credit card fees for the first nine months of 2010 were $2,171. This was an increase of $111, or 5.39%, when compared with the $2,060 total reported for the same period last year. The increase was due to a higher volume of merchant transaction fees and credit card fees. Management anticipates that this category of noninterest income may be negatively affected by provisions included in the Dodd-Frank Wall Street Reform and Consumer Protection Act. This recent legislation directs the Federal Reserve Bank to control the level of merchant fees. It is not yet known the extent to which the legislation may impact the level of credit card fees or when that impact will occur.
Income from Trust fees was $846 for the nine months ended September 30, 2010. This is a 6.82% increase from the $792 earned in the same period of 2009. Trust income varies depending on the total assets held in Trust accounts, the type of accounts under management and financial market conditions. The increase in Trust income is attributable to a combination of all of these factors.
BOLI income did not change materially from September 30, 2009 to September 30, 2010.
Other income includes net gains from the sales of fixed assets, rent from foreclosed properties, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the nine months ended September 30, 2010 was $215. This represents a decrease of $46, or 17.62%, when compared with the nine months ended September 30, 2009. This decrease came primarily from a decline in investment commissions in the Company’s financial services affiliate. These areas fluctuate with market conditions and because of competitive factors.
Realized securities losses for the nine months ended September 30, 2010 were $1, as compared with $55 in gains for the same period in 2009. Realized securities losses in the first nine months of 2010 and realized gains in the first nine months of 2009 are market driven and have come from losses and gains on called securities.

Noninterest Expense
	Nine Months ended
	September 30, 2010	September 30, 2009	Percent Change
Salaries and employee benefits	$8,205	$8,409	(2.43)%
Occupancy, furniture and fixtures	1,419	1,344	5.58%
Data processing and ATM	1,120	1,016	10.24%
FDIC assessment	805	1,429	(43.67)%
Credit card processing	1,680	1,551	8.32%
Intangibles amortization	812	822	(1.22)%
Net costs of other real estate owned	180	100	80.00%
Franchise taxes	722	666	8.41%
Other operating expenses	2,364	2,364	---%

Salary and benefits expense decreased $204, or 2.43%, from $8,409 for the nine months ended September 30, 2009 to $8,205 for the nine months ended September 30, 2010. The decline is the result of the Company’s efforts to control salary costs. There was also a decrease of $69 in net periodic pension expense associated with the Company’s defined benefit pension plan. Net periodic expense varies because of changes in the number of plan participants, the age of participants, the investment performance of the plan trust and the interest rate environment.

Occupancy, furniture and fixtures expense was $1,419 for the nine months ended September 30, 2010, an increase of $75, or 5.58%, from the same period last year.
Data processing and ATM expense was $1,120 for the nine months ended September 30, 2010, an increase of $104, or 10.24%, from the nine months ended September 30, 2009. Higher data processing expense in the first nine months of 2010 is associated with replacement of the Company’s host computer and increased costs for communications and maintenance.
When September 30, 2009 and September 30, 2010 are compared, there was a significant decline in the Federal Deposit Insurance Corporation Deposit Insurance Fund Assessment. The total for the nine months last year was $1,429. This compares with $805 for the same period in 2010. During the second quarter of 2009, all FDIC-insured banks, including NBB, were required to pay a one-time special assessment of five basis points of total assets, less Tier 1 Capital. There have been no special assessments in 2010. By December 31, 2009, all FDIC-insured banks prepaid the estimated regular quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. The 2010 FDIC assessment amount reflects three quarters of that regular risk-based assessment. Given the severe impact of the economic downturn on some of the nation’s banks, the Company has no assurance that the FDIC will not impose future special assessments on insured banks or increase regular assessments to maintain the integrity of the Deposit Insurance Fund.
Credit card processing expense was $1,680 for the nine months ended September 30, 2010, an increase of $129, or 8.32%, from the total for the nine months ended September 30, 2009. This expense is driven by volume and other factors such as merchant discount rates and is subject to a degree of variability.
The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, and certain intangibles have been fully amortized. This accounts for the 1.22% decline, from $822 for the nine months ended September 30, 2009 to $812 for the nine months ended September 30, 2010.
Net costs of other real estate owned have increased from $100 for the nine months ended September 30, 2009 to $180 for the nine months ended September 30, 2010. This expense category varies with the number of other real estate owned properties and the expenses associated with each. Management anticipates that the total of other real estate owned and related expenses will increase as the slow economy continues to impact borrowers.
Bank franchise taxes have grown 8.41%, from $666 at September 30, 2009 to $722 for the nine months ended 2010. State bank franchise taxes are based upon total equity, which has increased.
The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses for the nine months ended September 30, 2010 were static when compared with the same period in 2009. Management has made concerted efforts to control costs.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2010	December 31, 2009	Percent Change
Interest-bearing deposits	$49,658	$35,841	38.55%
Securities available for sale	160,326	166,592	(3.76)%
Securities held to maturity	127,659	131,645	(3.03)%
Mortgage loans held for sale	1,181	911	29.64%
Real estate construction loans	47,396	52,579	(9.86)%
Real estate mortgage loans	168,881	165,434	2.08%
Commercial and industrial loans	278,871	261,172	6.78%
Loans to individuals	92,164	100,581	(8.37)%
Total Assets	983,981	971,538	1.28%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$121,664	$115,240	5.57%
Interest-bearing demand deposits	314,664	282,532	11.37%
Savings deposits	54,188	48,992	10.61%
Time deposits	357,707	399,873	(10.54)%
Other borrowings	---	49	(100.00)%
Stockholders’ equity	127,613	117,086	8.99%

Securities

The total amortized cost of securities available for sale and securities held to maturity at September 30, 2010 was $277,141, and total fair value was $287,200. At September 30, 2010, the Company held individual securities with a total fair value of $19,025 that had a total unrealized loss of $595.  Of this total, securities with a fair value of $5,401 and an unrealized loss of $382 have been in a continuous loss position for 12 months or more.  At September 30, 2010, there were no securities that management determined to be other-than-temporarily impaired.
Management regularly monitors the quality of the securities portfolio, and management closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances.

Loans

	September 30, 2010	December 31, 2009	Percent Change
Commercial and industrial loans	$269,620	$283,998	(5.06)%
Real estate construction loans	48,908	45,625	7.20%
Real estate mortgage loans	173,753	165,542	4.96%
Loans to individuals	91,328	95,844	(4.71)%
Total loans	$583,609	$591,009	(1.25)%

The Company’s total gross loans declined by $7,400 or 1.25%, from $591,009 at December 31, 2009 to $583,609 at September 30, 2010. Commercial and industrial loans and loans to individuals accounted for the majority of the decline, partially offset by increases in real estate construction and real estate mortgage loans.
Commercial and industrial loans declined 5.06% from $283,998 at December 31, 2009 to $269,620 at September 30, 2010. The $14,378 decrease is due to lower loan demand in a slow economy.
The 4.71% decline in loans to individuals continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers. Loans to individuals totaled $91,328 at September 30, 2010. This compares with $95,844 at year-end 2009.
Real estate construction loans grew 7.2% from $45,625 at December 31, 2009 to $48,908 at September 30, 2010. Real estate mortgage loans grew 4.96% or $8,211 from $165,542 at December 31, 2009 to $173,753 at September 30, 2010. Growth in these categories is seasonal and was somewhat affected by a home-buyers’ tax credit in effect for most of the first half of the year.
Overall loan demand remained slow, as individual and business borrowers appear to be hesitant to take on debt in an uncertain economic environment. Lower loan demand may continue until there is sustained evidence of recovery in the Company’s market area.
The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products or loans with initial teaser rates.

Deposits

	September 30, 2010	December 31, 2009	Percent Change
Noninterest-bearing demand deposits	$125,877	$122,549	2.72%
Interest-bearing demand deposits	316,820	310,629	1.99%
Saving deposits	55,695	51,622	7.89%
Time deposits	343,464	367,312	(6.49)%
Total deposits	$841,856	$852,112	(1.20)%

Total deposits decreased $10,256, or 1.2% from $852,112 at December 31, 2009 to $841,856 at September 30, 2010.  The decline was primarily due to a 6.49% decrease in time deposits totaling $23,848, offset by increases in all other deposit categories.  The decline is attributed to historically low rates. As longer-term certificates of deposit mature, customers are unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits. From December 30, 2009 to September 30, 2010, noninterest-bearing demand deposits increased $3,328 or 2.72%, interest-bearing demand deposits increased 1.99% or $6,191, and savings deposits grew $4,073, or 7.89%.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank advances. At September 30, 2010, the bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.
Liquidity from securities is restricted by accounting and business considerations. The securities portfolio is segregated into available-for-sale and held-to-maturity. The Company considers only securities designated available-for-sale for typical liquidity needs.  Further, portions of the securities portfolio are pledged to meet state requirements for public funds deposits. Discount window borrowings also require pledged securities. Increased/decreased liquidity from public funds deposits or discount window borrowings results in increased/decreased liquidity from pledging requirements. The Company monitors public funds pledging requirements and unpledged available-for-sale securities accessible for liquidity needs.
Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. At September 30, 2010, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.
The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At September 30, 2010, the Company’s liquidity is sufficient to meet projected trends in these areas.
To monitor and estimate liquidity levels, the Company’s performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At September 30, 2010, the analysis indicated adequate liquidity under the tested scenarios.
The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At September 30, 2010, the loan to deposit ratio was 69%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

Capital Resources

Total stockholders’ equity at September 30, 2010 was $132,614, an increase of $10,538, or 8.63%, from the $122,076 at December 31, 2009. The Tier I and Tier II risk-based capital ratios at September 30, 2010 were 17.83% and 19.01%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

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
There were no material changes in off-balance sheet arrangements during the nine months ended September 30, 2010, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at September 30, 2010. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the nine months of 2010 and have not changed materially from those which were disclosed in the Company’s 2009 Form 10-K.

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

Item 4.   Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2010 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase stock during the first nine months of 2010.

Item 3.  Defaults Upon Senior Securities

There were none for the nine months ended September 30, 2010.

Item 4.Reserved

Item 5.  Other Information

Subsequent Events
From September 30, 2010, the balance sheet date of this Form 10-Q, through the date of filing the Form 10-Q with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provide evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Item 6.                      Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

DATE: November 3, 2010	/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Authorized Officer)

DATE: November 3, 2010	/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)

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

Date: November 3, 2010

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

Date: November 3, 2010

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended September 30, 2010, I, James G. Rakes, President and Chief Executive Officer (Principal Executive Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended September 30, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended September 30, 2010, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Principal Executive Officer) November 3, 2010

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended September 30, 2010, I, David K. Skeens, Treasurer and Chief Financial Officer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended September 30, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended September 30, 2010, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) November 3, 2010