Form 10-K
period 2010-12-31
NATIONAL BANKSHARES INC
filed 2011-03-11
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
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
Large accelerated filer [  ]         Accelerated filer [x]         Non-accelerated filer [  ]         Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]     No [x]

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by Directors, Executive Officers and Corporate Governance) on June 30, 2010 (the last business day of the most recently completed second fiscal quarter) was approximately $157,991,618. As of February 23, 2011, the registrant had 6,933,474 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. 2010 Annual Report to Stockholders	Part II
National Bankshares, Inc. Proxy Statement for the 2011 Annual Meeting of Stockholders	Part III

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
NBB is community-oriented, and it offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments from its headquarters in Blacksburg, Virginia and its twenty-four branch offices throughout southwest Virginia. NBB has telephone and internet banking and it operates twenty-five automated teller machines in its service area. Lending is focused at small and mid-sized businesses and at individuals. Loan types include commercial, agricultural, real estate, home equity and consumer. Merchant credit card services and business and consumer debit and credit cards are available. Deposit accounts offered include demand deposit accounts, money market deposit accounts, savings accounts and certificates of deposit. NBB offers other miscellaneous services normally provided by commercial banks, such as letters of credit, night depository, safe deposit boxes, travelers checks, utility payment services and automatic funds transfer. NBB conducts a general trust business that has wealth management and trust and estate services for individual and business customers.
At December 31, 2010, NBB had total assets of $1,018,622 and total deposits of $884,658. NBB’s net income for 2010 was $15,935, which produced a return on average assets of 1.62% and a return on average equity of 12.65%. Refer to Note 12 of the Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

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

Operating Revenue

The percentage of total operating revenue attributable to each class of similar service that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2010, 2009 and 2008 is set out in the following table.

Period	Class of Service	Percentage of Total Revenues
December 31, 2010	Interest and Fees on Loans	64.22%
	Interest on Investments	21.03%
December 31, 2009	Interest and Fees on Loans	63.38%
	Interest on Investments	21.62%
December 31, 2008	Interest and Fees on Loans	62.68%
	Interest on Investments	21.21%

Market Area

The Company’s market area in southwest Virginia is made up of the counties of Montgomery, Giles, Pulaski, Tazewell, Wythe, Smyth and Washington. It includes the independent cities of Radford and Galax, and the portions of Carroll and Grayson Counties that are adjacent to Galax. The Company also serves those portions of Mercer County and McDowell County, West Virginia that are contiguous with Tazewell County, Virginia. Although largely rural, the market area is home to two major universities, Virginia Tech and Radford University, and to three community colleges. Virginia Tech, located in Blacksburg, Virginia, is the area’s largest employer and is the Commonwealth’s second largest university. A second state supported university, Radford University, is located nearby. State support for public colleges and universities, like Virginia Tech and Radford University, has been adversely affected by the recession and State budget considerations. As a result, the normally stable base of university employment is likely to be reduced. In recent years, Virginia Tech’s Corporate Research Center has brought a number of technology related companies to Montgomery County. However, the recession has slowed the growth of new jobs in the Center.
In addition to education, the market area has a diverse economic base, with manufacturing, agriculture, tourism, healthcare, retail and service industries all represented. Large manufacturing facilities in the region include Celanese Acetate, the largest employer in Giles County, and Volvo Heavy Trucks, the largest company in Pulaski County. Both of these firms have experienced layoffs within the past several years. During the past year, Volvo Heavy Trucks has begun to slowly re-hire some employees whose jobs were cut in the previous year in response to a rapid decline in the demand for trucks because of the economic downturn. Pulaski and Galax have in the past been centers for furniture manufacturing. However, this industry has been declining because of growing furniture imports and the loss of demand. Several furniture companies have gone out of business in the recent past. Tazewell County is largely dependent on the coal mining industry and on agriculture for its economic base. Coal production is a cyclical industry that was negatively affected by the economic decline. Montgomery County, Bluefield in Tazewell County and Abingdon in Washington County are regional retail centers and have facilities to provide basic health care for the region.
NBI’s market area offers the advantages of a good quality of life, scenic beauty, moderate climate and historical and cultural attractions. The region has some recent success attracting retirees, particularly from the Northeast and urban northern Virginia.
Because NBI’s market area is economically diverse and includes large public employers, it has historically avoided the most extreme effects of past economic downturns. However, because the current national and state economic problems have been severe and prolonged, most the Company’s market area is experiencing higher levels of unemployment and very slow economic growth. For the Company, the result is a higher number of loan defaults than its historical average and a lower loan demand.

Competition

The banking and financial services industry in NBI’s market area is highly competitive. The competitive business environment is a result of changes in regulation, changes in technology and product delivery systems and competition from other financial institutions as well as non-traditional financial services. NBB competes for loans and deposits with other commercial banks, credit unions, securities and brokerage companies, mortgage companies, insurance companies, retailers, automobile companies and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than NBB. In order to compete, NBB relies upon a deep knowledge of its markets, a service-based business philosophy, personal relationships with customers, specialized services tailored to meet customers’ needs and the convenience of office locations. In addition, the bank is generally competitive with other financial institutions in its market area with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

Organization and Employment

NBI, NBB and NBFS are organized in a holding company/subsidiary structure. Functions that serve both subsidiaries, including audit, compliance, loan review and human resources, are at the holding company level, and fees are charged to the respective subsidiary for those services.
At December 31, 2010, NBI employed 18 full time employees, NBB had 199 full time equivalent employees and NBFS had 3 full time employees.

Regulation, Supervision and Government Policy

NBI and NBB are subject to state and federal banking laws and regulations that provide for general regulatory oversight of all aspects of their operations. As a result of substantial regulatory burdens on banking, financial institutions like NBI and NBB are at a disadvantage to other competitors who are not as highly regulated, and NBI and NBB’s costs of doing business are accordingly higher. Legislative efforts to prevent a repeat of the 2008 financial crisis culminated in the Dodd-Frank Wall Street Reform Act of 2010. This legislation, together with existing and planned implementing regulations, has dramatically increased the regulatory burden on commercial banks. The burden falls disproportionately on community banks like NBB, which must devote a higher proportion of their human and other resources to compliance than do their larger competitors. The financial crisis has also heightened the examination focus by banking regulators, particularly on real estate related assets and commercial loans. In the current environment, the potential for additional laws and regulations that will impact the Company, as well as heightened examination standards with regard to asset quality, cannot be ruled out. The following is a brief summary of certain laws, rules and regulations that affect NBI and NBB.

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

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act (SOX) enacted major reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies with securities registered under the Securities Exchange Act of 1934, including NBI. SOX creates increased responsibility for chief executive officers and chief financial officers with respect to the content of filings with the Securities and Exchange Commission. Section 404 of SOX and related Securities and Exchange Commission rules focused increased scrutiny by internal and external auditors on NBI’s systems of internal controls over financial reporting, which is designed to insure that those internal controls are effective in both design and operation. SOX sets out enhanced requirements for audit committees, including independence and expertise, and it includes stronger requirements for auditor independence and limits the types of non-audit services that auditors can provide. Finally, SOX contains additional and increased civil and criminal penalties for violations of securities laws.

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

Emergency Economic Stabilization Act of 2008. On October 14, 2008, the U.S. Treasury announced the Troubled Asset Relief Program (TARP) under the Emergency Economic Stabilization Act of 2008. In the program, the Treasury was authorized to purchase up to $250 billion of senior preferred shares in qualifying U.S. banks, saving and loan associations and bank and savings and loan holding companies. The amount of TARP funds was later increased to $350 billion. The minimum subscription amount was 1% of risk-weighted assets and the maximum amount was the lesser of $25 billion or 3% of risk-weighted assets. NBI did not participate in TARP.

   American Recovery and Reinvestment Act of 2009. The ARRA was enacted in 2009 and includes a wide range of programs to stimulate economic recovery. In addition, it also imposed new executive compensation and corporate governance obligations on TARP Capital Purchase Program recipients. Because NBI did not participate in TARP, it is not affected by these requirements.

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impact the Company is the creation of an independent Consumer Financial Protection Bureau (CFPB), which has the ability to write rules for consumer protections governing all financial institutions. All consumer protection responsibility formerly handled by other banking regulators is consolidated in the CFPB. It will also oversee the enforcement of all federal laws intended to ensure fair access to credit. For smaller financial institutions such as NBI and NBB, the CFPB will coordinate its examination activities through their primary regulators.
The Dodd-Frank Act contains provisions designed to reform mortgage lending, which includes the requirement of additional disclosures for consumer mortgages. In addition, the Federal Reserve must issue new rules that will have the effect of limiting the fees charged to merchants by credit card companies for debit card transactions. The result of these rules will be to limit the amount of interchange fee income available to the Company. The Dodd-Frank Act also contains provisions that affect corporate governance and executive compensation.
Although the Dodd-Frank Act provisions themselves are extensive, the ultimate impact on the Company of this massive legislation is unknown. The Act provides that several federal agencies, including the Federal Reserve and the Securities and Exchange Commission, shall issue regulations implementing major portions of the legislation, and this process is ongoing.

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

Deposit Insurance. NBB has deposits that are insured by the Federal Deposit Insurance Corporation (FDIC). FDIC maintains a Deposit Insurance Fund (DIF) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. In 2009, because of the troubled economy and the number of failed banks nationwide, there was pressure on the reserve ratio of the DIF. In order to rebuild the Fund and to help maintain public confidence in the banking system, on June 30, 2009, the FDIC imposed a special assessment of five basis points of NBB’s FDIC insured assets, minus Tier 1 capital. The special assessment, which was in addition to regular DIF assessments was payable on September 30, 2009. In an effort to further strengthen the Fund, on November 12, 2009 the FDIC adopted a rule requiring insured depository institutions (including NBB) to prepay their estimated quarterly regular risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009. These changes in FDIC assessments have resulted in significant increased costs to NBB.
On May 20, 2009, the FDIC announced that the increase in deposit insurance to at least $250,000 from $100,000, which became effective in October 2008, would be extended to December 31, 2013.
FDIC announced its Transaction Account Guarantee Program on October 14, 2008. On July 21, 2010, the Dodd-Frank Act made the increase permanent and made it retroactive to January 1, 2008. The Transaction Account Guarantee Program, which was a part of the Temporary Liquidity Guarantee Program, provided unlimited coverage for noninterest bearing deposit accounts for FDIC-insured institutions that elected to participate. NBB elected to participate in this program, and its DIF assessments increased to reflect the additional FDIC coverage. The Dodd-Frank Act expanded the program to all FDIC insured depository institutions and extended it until December 31, 2012.
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
The OCC and FDIC have authority to limit dividends paid by NBB if the payments are determined to be an unsafe and unsound banking practice. Any payment of dividends that depletes the bank’s capital base could be deemed to be an unsafe and unsound banking practice.

Branching. As a national bank, NBB is required to comply with the state branch banking laws of Virginia, the state in which the bank is located. NBB must also have the prior approval of OCC to establish a branch or acquire an existing banking operation. Under Virginia law, NBB may open branch offices or acquire existing banks or bank branches anywhere in the state. Virginia law also permits banks domiciled in the state to establish a branch or to acquire an existing bank or branch in another state. The Dodd-Frank Act permits the OCC to approve applications by national banks like NBB to establish de novo branches in any state in which a bank located in that state is permitted to establish a branch.

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

Other Legislative and Regulatory Concerns

Particularly because of uncertain economic conditions and the current political environment, federal and state laws and regulations are regularly proposed that could affect the regulation of financial institutions. New regulations could add to the regulatory burden on banks and other financial service providers and increase the costs of compliance, or they could change the products that can be offered and the manner in which financial institutions do business. We cannot foresee how regulation of financial institutions may change in the future and how those changes might affect NBI.

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the Securities and Exchange Commission. The Company’s proxy materials for the 2011 annual meeting of stockholders are also posted on a separate website at www.nationalbanksharesproxy.com.

Item 1A. Risk Factors

If recovery from the economic downturn is delayed, our credit risk will increase and there could be greater loan losses.
A slow economic recovery is likely to result in a higher rate of business closures and increased job losses in the region in which we do business. In addition, reduced State funding for the public colleges and universities that are large employers in our market area could have an adverse effect on employment levels and on the area’s economy. These factors would increase the likelihood that more of our customers would become delinquent or default on their loans. A higher level of loan defaults could result in higher loan losses, which could adversely affect our performance.

An extended economic recovery could increase the risk of losses in our investment portfolio.
We hold both corporate and municipal bonds in our investment portfolio. A slow recovery could increase the actual or perceived risk of default by both corporate and government issuers and, in either case, could adversely affect the value of these investments.

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

A large number of bank failures nationwide could significantly increase the cost of FDIC insurance.
Since insured depositary institutions, including our bank, bear the full cost of deposit insurance provided by FDIC, a high number of bank failures could put additional pressure on a stressed Deposit Insurance Fund. This possibility could in turn lead to higher assessments that could negatively impact our earnings.

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

Additional laws and regulations could lead to a significant increase in our regulatory burden.
The Dodd-Frank Act and its implementing regulations will result in greater compliance costs and may reduce the profitability of some of our products and services. Both federal and state governments could enact new laws affecting financial institutions that would increase our regulatory burden and could negatively affect our profits.

New laws and regulations could limit our sources of noninterest income.
New laws and regulations could limit our ability to offer certain profitable products and services or require that we offer unprofitable products and services. This could have a negative effect on the level of noninterest income.

Intense oversight by regulators could result in stricter requirements and higher overhead costs.
The regulatory environment could cause financial industry regulators to impose additional requirements, such as higher capital limits, which would impact the Company’s earnings.

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

Item 4. Reserved

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

National Bankshares, Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “NKSH”. As of December 31, 2010, there were 837 record stockholders of NBI common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 2010 and 2009.

Common Stock Market Prices

	2010		2009		Dividends per share
	High	Low	High	Low	2010		2009
First Quarter	$29.15	23.01	$20.50	17.91	$	---	$	---
Second Quarter	28.50	22.96	25.80	18.51		0.44		0.41
Third Quarter	25.88	21.76	26.90	24.27		---		---
Fourth Quarter	32.28	25.39	29.21	25.08		0.47		0.43

NBI’s primary source of funds for dividend payments is dividends from its bank subsidiary, NBB. Bank dividend payments are restricted by regulators, as more fully disclosed in Note 11 of Notes to Consolidated Financial Statements.

On May 12, 2010, NBI’s Board of Directors approved the repurchase of up to 100,000 shares of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934. During the fourth quarter of 2010 there were no shares repurchased, and 100,000 shares may yet be purchased under the program.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total of stockholder return on NBI common stock with the cumulative return on the NASDAQ Index and a peer group index comprised of southeastern independent community banks and bank holding companies for the five-year period commencing on December 31, 2005. These comparisons assume the investment of $100 in National Bankshares, Inc. common stock in each of the indices on December 31, 2005, and the reinvestment of dividends.

	2005	2006	2007	2008	2009	2010
NATIONAL BANKSHARES, INC.	100	106	78	93	139	160
INDEPENDENT BANK INDEX	100	112	90	77	88	87
NASDAQ INDEX	100	110	119	57	83	98

The peer group Independent Bank Index is the compilation of the total return to stockholders over the past five years of the following group of 23 independent community banks and bank holding companies located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. The banks and bank holding companies are: American National Bankshares, Inc., Auburn National Bancorporations, Inc., BNC Bancorp, C&F Financial Corporation, Carolina Trust Bank, Central Virginia Bankshares, Inc., Community First, CNB Corporation, Fidelity Southern Corporation, First Century Bankshares, Inc., First Community Bank Corporation of America, First Pulaski National Corporation, Four Oaks Fincorp,  Inc., Geer Bancshares Incorporated, Monarch Financial Holdings, Inc., National Bankshares, Inc., New Bridge Bancorp, Peoples Bancorporation, Inc., Savannah Bancorp, Inc., Southeastern Banking Corporation, Southwest Georgia Financial Corp., United Security Bancshares, Inc. and Uwharrie Capital Corp.

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries
Selected Consolidated Financial Data

$ in thousands, except per share data	Years ended December 31,
	2010	2009	2008	2007	2006
Selected Income Statement Data:
Interest income	$49,139	$50,487	$50,111	$50,769	$47,901
Interest expense	11,158	15,825	18,818	21,745	18,564
Net interest income	37,981	34,662	31,293	29,024	29,337
Provision for loan losses	3,409	1,634	1,119	423	49
Noninterest income	8,347	8,804	9,087	8,760	8,802
Noninterest expense	23,127	23,853	22,023	20,956	21,670
Income taxes	4,223	3,660	3,645	3,730	3,788
Net income	15,569	14,319	13,593	12,675	12,632

Per Share Data:
Basic net income	2.25	2.07	1.96	1.82	1.80
Diluted net income	2.24	2.06	1.96	1.82	1.80
Cash dividends declared	0.91	0.84	0.80	0.76	0.73
Book value	18.63	17.61	15.89	15.07	13.86

Selected Balance Sheet Data at End of Year:
Loans, net	568,779	583,021	569,699	518,435	495,486
Total securities	315,907	297,417	264,999	273,343	285,489
Total assets	1,022,238	982,367	935,374	887,647	868,203
Total deposits	884,583	852,112	817,848	776,339	764,692
Stockholders’ equity	129,187	122,076	110,108	104,800	96,755

Selected Balance Sheet Daily Averages:
Loans, net	577,210	572,438	533,190	505,070	488,624
Total securities	289,532	298,237	281,367	282,734	271,066
Total assets	989,952	971,538	899,462	867,061	840,080
Total deposits	852,953	846,637	783,774	758,657	741,071
Stockholders’ equity	129,003	117,086	108,585	100,597	94,194

Selected Ratios:
Return on average assets	1.57%	1.47%	1.51%	1.46%	1.50%
Return on average equity	12.07%	12.23%	12.52%	12.60%	13.41%
Dividend payout ratio	40.52%	40.67%	40.78%	41.80%	40.44%
Average equity to average assets	13.03%	12.05%	12.07%	11.60%	11.21%

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
•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation, and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA) the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) and other financial reform legislation,

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
The Company was not negatively impacted during the initial phases of the economic slowdown in late 2008. Its markets did not experience the dramatic declines in real estate values seen in some other areas of the country. In addition, the diverse economy of the Company’s market area, including several large employers that are public colleges or universities, helped to insulate the Company from the worst effects of the recession. As the recession continued into 2009, real estate values in the Company’s trade area declined moderately. In 2010, the Company experienced an increasing level of nonperforming assets, including nonperforming loans and other real estate owned. If the economic recovery progresses slowly or is reversed, it is likely that unemployment will continue to rise in the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the State as a result of the recession could also negatively impact employment. This could lead to an even higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. In conclusion, a slow economic recovery could have an adverse effect on all financial institutions, including the Company.

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

Allowance for Loan Losses

The allowance for loan losses is an accrual of estimated losses that have been sustained in our loan portfolio. The allowance is reduced by charge-offs of loans and increased by the provision for loan losses and recoveries of previously charged-off loans.  The determination of the allowance is based on two accounting principles, FASB Topic 450-20 (Contingencies) which requires that losses be accrued when occurrence is probable and the loss is reasonably estimable, and FASB Topic 310-10 (Receivables) which requires accrual of losses on impaired loans if the recorded investment exceeds fair value.
Probable losses are accrued through two calculations, individual evaluation of impaired loans and evaluation on a group basis of the remainder of the portfolio. Impaired loans are larger nonhomogeneous loans for which there is a probability that collection will not occur according to the loan terms, as well as loans whose terms have been modified in a troubled debt restructuring. Impaired loans are individually evaluated for potential loss.  Impaired loans with an estimated impairment loss are placed on nonaccrual status.
Estimated loss for an impaired loan is the amount of recorded investment that exceeds the loan’s fair value. Fair value of an impaired loan is measured by one of three methods, the fair value (less cost to sell) of collateral, the present value of future cash flows, or observable market price. For loans that are not collateral dependent, the potential loss is accrued in the allowance. For collateral-dependent loans, the potential loss is charged off against the allowance, instead of being accrued.  Impaired loans with partial charge-offs are maintained as impaired until it becomes evident that the borrower can repay the remaining balance of the loan according to the terms.
For impaired loans for which the collateral method is elected, the Company requires a current third-party appraisal of “as is” value. If an existing appraisal is older than 12 months, a new appraisal is ordered immediately after the date of impairment designation. If a current appraisal cannot be obtained prior to reporting deadlines, the existing appraisal is discounted according to published independent indices. The Company believes this serves as a conservative estimate of fair value until the updated appraisal can be obtained.
Impaired loans are measured for impairment at least quarterly.  Loss reserves and nonaccrual designation, or partial charge-off for estimated losses on impaired loans are recorded at the first measurement date and at each measurement date thereafter.
In the third quarter of 2010, the Company revised its policy for evaluation of nonimpaired loans. The policy formalized criteria used to group loans for purposes of estimating losses; provided for analysis of trends and current levels of risk indicators; and designated loans that the Company determines to have inherently higher risk.
Nonimpaired loans are grouped according to risk characteristic into portfolio segments and loan classes.  Loans within a segment or class have similar risk characteristics. Each segment and class is evaluated for probable loss by applying quantitative and qualitative factors, including net charge-off trends, delinquency rates, concentration trends and economic trends. Net charge-off trends are evaluated by segment within a two to three year time frame.  The Company accrues additional reserves for criticized loans within each class and for loans designated high risk.  High risk loans are defined as junior lien mortgages, loans with high loan-to-value ratios and loans with payments of interest-only required.  Both classified loans and high risk loans are included in the base risk analysis for each class and are allocated additional reserves.
The change in methodology did not materially affect the total estimated accrual; however, previously unallocated amounts became allocated with the new methodology.
The estimation of the accrual involves analysis of internal and external variables, methodologies, assumptions and our judgment and experience. Key judgments used in determining the allowance for loan losses include internal risk ratings, market and collateral values, discount rates, loss rates, and our view of current economic conditions. The inherent subjectivity of these judgments, as well as the lagging of credit quality measurements relative to the performance of the loan portfolio, create a degree of imprecision.  Our actual losses could be greater or less than the estimate. Future estimates of the allowance could increase or decrease based on changes in the financial condition of individual borrowers, concentrations of various types of loans, economic conditions or the markets in which collateral may be sold. The estimate of the allowance accrual determines the amount of provision expense and directly affects our financial results.
During 2009 and 2010, the Company experienced increases in delinquencies and net charge-offs due to deterioration of the real estate market and the economy as a whole. The estimate of the allowance incorporated these market conditions in determining the accrual. However, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 5 of the Notes to Consolidated Financial Statements and “Asset Quality”, and “Provision and Allowance for Loan Losses”.

Goodwill and Core Deposit Intangibles

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs impairment testing in the fourth quarter.  The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement.  The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to NBI; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to NBI.  Each measure indicated that the Company’s fair value exceeded its book value, validating that goodwill is not impaired.

Certain key judgments were used in the valuation measurement.  Goodwill is held by the Company’s bank subsidiary.  The bank subsidiary is 100% owned by the Company, and no market capitalization is available.  Because most of the Company’s assets are comprised of the subsidiary bank’s equity, the Company’s market capitalization was used to estimate the Bank’s.   Other judgments include the assumption that the companies and transactions used as comparables for the second and third technique were appropriate to the estimate of the Company’s fair value, and that the comparable multiples are appropriate indicators of fair value, and compliant with accounting guidance.
Acquired intangible assets (such as core deposit intangibles) are recognized separately from goodwill if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its useful life.  The Company amortizes intangible assets arising from branch transactions over their useful life. Core deposit intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used. The impairment testing showed that the expected cash flows of the intangible assets exceeded the carrying value.

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
National Bankshares, Inc. common stock is listed on the NASDAQ Capital Market and is traded under the symbol “NKSH.” National Bankshares, Inc. has been included in the Russell Investments Russell 3000 and Russell 2000 Indexes since June 29, 2009.

Performance Summary

The following table presents NBI’s key performance ratios for the years ending December 31, 2010 and December 31, 2009:

	12/31/10	12/31/09
Return on average assets	1.57%	1.47%
Return on average equity	12.07%	12.23%
Basic net earnings per share	$2.25	$2.07
Fully diluted net earnings per share	$2.24	$2.06
Net interest margin (1)	4.52%	4.23%
Noninterest margin (2)	1.49%	1.55%

(1)	Net Interest Margin – Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.
(2)
Noninterest Margin – Noninterest income (excluding securities gains and losses) less noninterest expense (excluding the provision for bad debts and income taxes) divided by average year-to-date assets.

The return on average assets for the year ended December 31, 2010 was 1.57%, an increase of 10 basis points from the 1.47% for the year ended December 31, 2009. The return on average equity declined from 12.23% for the year ended December 31, 2009 to 12.07% for the year ended December 31, 2010. Earnings benefited from reduced assessments for Federal Deposit Insurance Corporation Deposit Insurance Fund. The total FDIC assessments for the year ended December 31, 2010 were $1,080, as compared with $1,727 for 2009. Please refer to the discussion of “Noninterest Expense” for additional details about FDIC assessments. Reflecting both the effects of the low interest rate environment throughout 2010 on NBI’s funding costs and the Company’s asset/liability management practices, the net interest margin increased from 4.23% at year-end 2009 to 4.52% at December 31, 2010. The noninterest margin decreased from 1.55% to 1.49% over the same period due to decreases in both FDIC assessment and salaries and benefits expense.
The higher net interest margin, together with decreases in FDIC assessments and controllable noninterest expenses, are largely responsible for the increase in basic net earnings per share, from $2.07 for the year ended December 31, 2009 to $2.25 for the year ended December 31, 2010.

Growth

NBI’s key growth indicators are shown in the following table:

	12/31/10	12/31/09
Securities	$315,907	$297,417
Loans, net	568,779	583,021
Deposits	884,583	852,112
Total assets	1,022,238	982,367

Securities, deposits and total assets all experienced growth, while loans declined when December 31, 2010 and 2009 are compared. Deposits grew $32,471, or 3.81%, from December 31, 2009, with increases mainly from municipal deposits and individuals seeking to safeguard principal by avoiding more volatile investments in financial markets. Net loans at year-end 2010 were $568,779, a decrease of $14,242, or 2.44%, when compared to $583,021 at December 31, 2009. The excess liquidity from increased deposits and decreased loans was held in interest-bearing deposits and securities, which grew by $18,490, or 6.22%, from December 31, 2009 to December 31, 2010. The Company’s total assets at December 31, 2010 were $1,022,238, an increase of $39,871, or 4.06%, when compared with total assets of $982,367 at December 31, 2009.
In both 2009 and 2010, the Company’s growth was internally generated and was not the result of acquisitions.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	12/31/10	12/31/09
Nonperforming loans	$8,421	$6,750
Loans past due 90 days or more	1,336	1,697
Other real estate owned	1,723	2,126
Allowance for loan losses to loans	1.33%	1.17%
Net charge-off ratio	0.46%	0.10%

Nonperforming loans at December 31, 2010 were $8,421, or 1.46% of loans net of unearned income and deferred fees, plus other real estate owned. This compares with $6,750 in nonperforming loans reported at year-end 2009. Of the nonperforming loans reported at December 31, 2010, all are nonaccrual loans, with the exception of one restructured loan.
Loans designated as troubled debt restructurings totaled $6,483. Loans past due 90 days or more and still accruing at year-end 2010 totaled $1,336, a decrease of $361, or 21.27%, from $1,697 at December 31, 2009.
The increase in nonperforming loans from 2009 to 2010 has pushed the ratio of nonperforming loans to net loans to a level that is higher than it has been for the Company in the recent past. However, the level of nonperforming loans remains manageable and below that of peers. Sufficient resources have been dedicated to working out problem assets, and exposure to loss is somewhat mitigated because most of the non-performing loans are collateralized. In addition, the Company’s conservative loan underwriting policies help to limit potential loss. More information about nonaccrual and past due loans is provided in “Balance Sheet – Loans – Risk Elements”. Management also dedicates sufficient resources to monitoring loan portfolio quality on an ongoing basis.
In response to an increase in problem loans, the ratio of the allowance for loan losses to loans grew from 1.17% at December 31, 2009 to 1.33% at the same period in 2010. For more information see “Allowance for Loan Losses”.
The net charge-off ratio was 0.10% at year-end 2009 and 0.46% at December 31, 2010. Other real estate owned declined from $2,126 at December 31, 2009 to $1,723 at the same period in 2010, a decrease of $403, or 18.96%. Management anticipates that the level of other real estate owned may still increase as a consequence of the process of working through loan delinquencies.

 Net Interest Income

Net interest income for the period ended December 31, 2010 was $37,981, an increase of $3,319, or 9.58%, when compared to the prior year. Net interest income for the period ended December 31, 2009 was $34,662, an increase of $3,369, or 10.71%, from 2008. The net interest margin for 2010 was 4.52%, compared to 4.23% for 2009. Total interest income for the period ended December 31, 2010 was $49,139, a decrease of $1,348 from the period ended December 31, 2009. Interest expense was down by $4,667 during the same time frame, from $15,825 for 2009 to $11,158 for the year ended December 31, 2010. The decline in interest expense came about because higher priced certificates of deposit renewed at a lower interest rate and noninterest-bearing deposits grew at a faster rate than interest-bearing deposits. In summary, the rates paid on the Company’s deposit liabilities declined at a more rapid pace than the interest rates on its interest-earning assets.

The amount of net interest income earned is affected by various factors, including changes in market interest rates due to the Federal Reserve Board’s monetary policy, the level and composition of the earning assets, and the composition of interest-bearing liabilities. The Company has the ability to respond over time to interest rate movements and reduce volatility in the net interest margin. However, the frequency and/or magnitude of changes in market interest rates are difficult to predict and may have a greater impact on net interest income than adjustments by management.
During 2010, interest rates continued at historic lows, and low and stable interest rates benefited the Company. Offsetting the positive effect of low interest rates is the fact that some higher yielding securities in the Company’s investment portfolio were called and were replaced with securities yielding at the lower market rate. Another negative effect of the low interest rate environment is the level of interest earned on overnight funds. These assets are used primarily to provide liquidity. The yield on these assets in 2010 was 0.23%, while the cost to fund them was 1.21% in the same period.
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
If interest rates remain low and stable, management does not anticipate any further improvement in the net interest margin. If interest rates rise quickly, the net interest margin would narrow, because deposit rates would increase at a faster rate than loan rates. If interest rates rise more slowly, the negative effect on the net interest margin would be less pronounced.
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

	December 31, 2010			December 31, 2009			December 31, 2008
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)	$585,933	$37,282	6.36%	$579,581	$37,903	6.54%	$538,868	$37,356	6.93%
Taxable securities	123,920	5,588	4.51%	134,607	6,273	4.66%	137,497	6,817	4.96%
Nontaxable securities (1)(4)	161,571	10,074	6.24%	162,889	10,154	6.23%	144,137	8,911	6.18%
Interest-bearing deposits	55,477	128	0.23%	35,841	90	0.25%	21,440	449	2.09%
Total interest-earning assets	$926,901	$53,072	5.73%	$912,918	$54,420	5.96%	$841,942	$53,533	6.36%
Interest-bearing liabilities:
Interest-bearing demand deposits	$322,705	$3,332	1.03%	$282,532	$3,076	1.09%	$243,409	$3,486	1.43%
Savings deposits	54,543	51	0.09%	48,992	52	0.11%	45,796	132	0.29%
Time deposits	352,887	7,775	2.20%	399,873	12,694	3.17%	381,961	15,188	3.98%
Short-term borrowings	---	---	---%	49	3	6.12%	297	12	4.04%
Total interest-bearing liabilities	$730,135	$11,158	1.53%	$731,446	$15,825	2.16%	$671,463	$18,818	2.80%
Net interest income and interest rate spread		$41,914	4.20%		$38,595	3.80%		$34,715	3.56%
Net yield on average interest-earning assets			4.52%			4.23%			4.12%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three years presented.
(2)	Loan fees of $863 in 2010, $956 in 2009 and $859 in 2008 are included in total interest income.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Daily averages are shown at amortized cost.

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

	2010 Over 2009			2009 Over 2008
	Changes Due To			Changes Due To
	Rates(2)	Volume(2)	Net Dollar Change	Rates(2)	Volume(2)	Net Dollar Change
Interest income: (1)
Loans	$(1,033)	$412	$(621)	$(2,184)	$2,731	$547
Taxable securities	(198)	(487)	(685)	(403)	(141)	(544)
Nontaxable securities	2	(82)	(80)	75	1,168	1,243
Interest-bearing deposits	(8)	46	38	(651)	292	(359)
Increase (decrease) in income on interest-earning assets	$(1,237)	$(111)	$(1,348)	$(3,163)	$4,050	$887
Interest expense:
Interest-bearing demand deposits	$(165)	$421	$256	$(916)	$506	$(410)
Savings deposits	(7)	6	(1)	(89)	9	(80)
Time deposits	(3,553)	(1,366)	(4,919)	(3,179)	685	(2,494)
Short-term borrowings	---	(3)	(3)	4	(13)	(9)
Increase (decrease) in expense of interest-bearing liabilities	$(3,725)	$(942)	$(4,667)	$(4,180)	$1,187	$(2,993)
Increase in net interest income	$2,488	$831	$3,319	$1,017	$2,863	$3,880

(1) Taxable equivalent basis using a Federal income tax rate of 35% in 2010, 2009 and 2008.
(2)	Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

With interest rates remaining at historic lows throughout 2010, interest expense declined by $4,667 when 2010 and 2009 are compared. For the same period, there was a decrease of $1,348 in interest income. The result was an increase of $3,319 in net interest income in 2010 over 2009. Of this increase, $2,488 was attributable to rates, and $831 came from higher volume.
The lower interest rate environment led to a decline of $1,033 in interest income from loans.  This was partially offset by interest on a higher volume of loans.  The average balance of loans increased from $579,581 in 2009 to $585,933 in 2010, causing an increase in interest income of $412.  The net decrease in loan interest income was $621.
Interest income on taxable securities decreased $198 due to rates and $487 because of average volume, for a total decrease of $685 compared to 2009.  The low interest rate environment increased the number of called securities in 2010 and reduced the opportunity to reinvest the proceeds in securities with more attractive yields.  Because of low yields in the securities markets and flat loan demand, the Company did not aggressively pursue deposit growth.
Interest on time deposits declined $4,919 from 2009 to 2010, with a decline of $3,553 due to rates and $1,366 attributable to volume. See “Net Interest Income” for additional information related to the decline in interest expense.
If the volume of interest bearing liabilities remains at December 31, 2010 levels and interest rates remain low and stable, management does not anticipate any further improvement in the net interest margin. However, any interest rate increases would have a negative effect on net interest income. The negative effect would be more pronounced if rates were to rise rapidly.
Interest rates began to fall in 2008. As compared with 2008, there was a $2,993 decline in interest expense associated with time deposits in 2009. Of the total decline, $4,180 was due to rates, offset by $1,187 from higher deposit volume. Management focused on deposit pricing in 2009 and took advantage of falling rates to lower interest expense.
From 2008 to 2009 interest on loans increased by $547. Loan interest income attributable to rates was $2,184 lower, offset to a large degree to an increase of $2,731 because of volume. As compared with 2008, there was an increase of $3,880 in net interest income in 2009, $1,017 of the increase was due to rates and $2,863 due to volume.

Interest Rate Sensitivity

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Among the tools available to management is interest rate sensitivity analysis, which provides information related to repricing opportunities. Interest rate shock simulations indicate potential economic loss due to future interest rate changes. Shock analysis is a test that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on the return on average assets and the return on average equity projected at December 31, 2010 and 2009. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

Rate Shift (bp)	Return on Average Assets		Return on Average Equity
	2010	2009	2010	2009
300	1.04%	0.87%	7.93%	8.60%
200	1.22%	1.11%	9.28%	10.84%
100	1.40%	1.33%	10.54%	12.92%
(-)100	1.70%	1.79%	12.68%	17.08%
(-)200	1.62%	1.72%	12.12%	16.40%
(-)300	1.50%	1.59%	11.27%	15.26%

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

Noninterest Income

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Service charges on deposits	$2,858	$3,314	$3,425
Other service charges and fees	317	343	326
Credit card fees	2,954	2,803	2,808
Trust fees	1,118	1,053	1,231
Bank-owned life insurance income	760	756	684
Other income	354	491	438
Realized securities gains (losses)	(14)	44	175
Total noninterest income	$8,347	$8,804	$9,087

Service charges on deposit accounts totaled $2,858 for the year ended December 31, 2010. This is a decline of $456, or 13.76%, from $3,314 for the year ended December 31, 2009. Service charges on deposit accounts decreased $111, or 3.24%, from 2008 to 2009. This expense category is affected by the number of deposit accounts, the level of service charges and the number of checking account overdrafts. The 2010 and 2009 decline resulted from a decrease in fees from checking account overdrafts and fees for checks returned for insufficient funds. This decline was caused by two factors. First, we believe consumers have become more conscientious about managing bank accounts so as to avoid overdraft fees in a challenging economy. Second, and to a lesser extent, in mid-2010 banking regulations were changed to prevent all banks, including NBB, from charging overdraft fees associated with ATM or debit card transactions.
Other service charges and fees included charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees from letters of credit and income from commissions on the sale of credit life, accident and health insurance. These fees were $317 for the year ended December 31, 2010, down by $26, or 7.58%, from the $343 for 2009. The total for the year ended December 31, 2009 was $17 above the $326 posted for the year ended December 31, 2008. Both the $26 decrease in 2010 and the $17 increase in 2009 in other service charges and fees were the result of small changes in several categories of fees, none of which is significant by itself.
Credit card fees for the year ended December 31, 2010, were $151 above the $2,803 reported for the year ended December 31, 2009. From 2008 to 2009, credit card fees declined $5, or 0.18%. The increase in 2010 is due to increased volume of merchant transaction fees and credit card fees, while the small decline in 2009 was the result of lower volume.

Trust fees, at $1,118, increased by $65, or 6.17%, when the years ended December 31, 2010 and 2009 are compared. For the year ended December 31, 2009 trust fees were $1,053, a decline of $178, or 14.46%, from 2008. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions. The significant declines in the financial markets in 2008 and early 2009 negatively affected Trust fee income in both years. Recovering financial markets in 2010 resulted in a higher level of Trust fee income. The mix of account types also affected the level of Trust fees in 2009 and 2010.
Noninterest income from bank-owned life insurance (BOLI) increased $4, or 0.53%, from $756 for the year ended December 31, 2009 to $760 for 2010. It grew from $684 to $756 from December 31, 2008 to December 31, 2009, an increase of $72, or 10.53%. The Company purchased additional BOLI in mid-2009. The additional insurance purchase and the performance of the variable rate policies are the source of growth in BOLI income for 2010 and 2009.
Other income is income that cannot be classified in another category. Some examples include net gains from the sales of fixed assets, rent from foreclosed properties and revenue from investment and insurance sales. Other income for the year 2010 was $354, a decrease of $137, or 27.90%, when compared with $491 for the year ended December 31, 2009. Other income for 2009 increased by $53, or 12.10%, when compared with 2008. The decrease from 2009 to 2010 was primarily due to a one-time contract signing incentive of $150 received in 2009.
Realized securities gains decreased $58, from gains of $44 for the year ended December 31, 2009 to losses of $14 for December 31, 2010.   The losses were associated with called securities with premiums that were amortizable to a date beyond the call date.  The unamortized premium at the date of the call constituted the amount of the loss.  Gains in 2009 fell $131 from $175 in 2008.  The decrease in gains from 2008 to 2009 was due to a gain in 2008 of $290 from the initial public offering of Visa, Inc. stock.

Noninterest Expense
	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Salaries and employee benefits	$10,963	$11,336	$11,168
Occupancy, furniture and fixtures	1,875	1,792	1,751
Data processing and ATM	1,499	1,371	1,381
FDIC assessment	1,080	1,727	209
Credit card processing	2,300	2,121	2,105
Intangibles amortization	1,083	1,093	1,119
Net costs of other real estate owned	214	393	100
Franchise taxes	963	885	823
Other operating expenses	3,150	3,135	3,367
Total noninterest expense	$23,127	$23,853	$22,023

Salary and benefits expense decreased $373, or 3.29%, from $11,336 for the year ended December 31, 2009 to $10,963 for the year ended December 31, 2010. The decline is the result of the Company’s efforts to control salary costs. There was also a decrease of $94 in net periodic pension expense associated with the Company’s defined benefit pension plan. Net periodic expense varies because of changes in the number of plan participants, the age of participants, the investment performance of the plan trust and the interest rate environment.  The modest increase in salary and benefits expense from 2008 to 2009 was also the result of the Company’s efforts to control salary costs.
Occupancy, furniture and fixtures expense was $1,875 for the year ended December 31, 2010, an increase of $83, or 4.63%, from the prior year. The 2009 total was $1,792, an increase of $41, or 2.34%, from the $1,751 reported at year-end 2008. The small increases reported in both 2010 and 2009 are reflective of the Company’s emphasis on containing controllable expenses. On June 30, 2009, NBB consolidated one of its Tazewell, Virginia branch offices with a nearby office. Although this closure at mid-year did not produce significant cost savings in 2009, it is expected to assist in the Company’s future efforts to control its occupancy expense.
Data processing and ATM expense was $1,499 in 2010, $1,371 in 2009 and $1,381 in 2008. The increase of $128 or 9.34% from 2009 to 2010 was due to replacement of the Company’s host computer.
When the year ended December 31, 2009 and December 31, 2010 are compared, there was a significant decline in the Federal Deposit Insurance Corporation Deposit Insurance Fund assessment. The total expense for 2009 was $1,727, which compares to $1,080 for 2010. During the second quarter of 2009, all FDIC-insured banks, including NBB, were required to pay a one-time special assessment of five basis points of total assets, less Tier 1 Capital. There were no special assessments in 2010. By December 31, 2009, all FDIC-insured banks prepaid the estimated regular quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Given the severe impact of the economic downturn on some of the nation’s banks, the Company has no assurance that the FDIC will not impose future special assessments on insured banks or increase regular assessments to maintain the integrity of the Deposit Insurance Fund.

Credit card processing expense was $2,300 for the period ended December 31, 2010, an increase of $179, or 8.44% from 2009’s total of $2,121. Credit card processing expense in 2008 totaled $2,105. Credit card processing expense in 2009 increased $16, or 0.76%, from $2,105 in 2008. This expense is driven by the volume of credit card, debit card and merchant account transactions and by the level of merchant discount fees. It is subject to a degree of variability.
The expense for intangibles and goodwill amortization is related to acquisitions. There were no acquisitions in the last year, and certain expenses from past transactions have been fully amortized. This accounts for the $10, or 0.91% decline in 2010, from $1,093 for 2009 to $1,083 for 2010 and the $26, or 2.32%, decline reported for 2009.
Net costs of other real estate owned have decreased from $393 for the period ended December 31, 2009 to $214 in 2010. From 2008 to 2009, net costs of other real estate owned increased from $100 to $393. This expense category varies with the number of foreclosed properties owned by NBB and with the expense associated with each. It includes write-downs on other real estate owned plus other costs associated with carrying these properties, as well as gains or losses on the sale of other real estate. In 2010, write-downs on other real estate were $34. This compares with $308 in 2009. Other costs for these properties in 2010 were $151, while they were $79 in 2009. There was a total of $29 in losses on the sale of other real estate for 2010 and $6 in gains for 2009. Because the Company’s market area continues to experience the effects of the prolonged recession, it is anticipated that there will be additional foreclosures in the near future. This will result in an associated increase in the costs of other real estate owned.
Franchise taxes were $963 for the period ended December 31, 2010 and $885 for 2009. They increased from $823 to $885 from 2008 to 2009. State bank franchise taxes are based upon total equity, which increased in both 2009 and 2010.
The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs and charitable donations. For the year ended December 31, 2010, other operating expenses were $3,150. This compares with $3,135 for 2009 and $3,367 for 2008. The nominal $15 increase from 2009 to 2010 is the result of changes in several categories of expense, with no one item making a significant contribution to the total.

Income Taxes

Income tax expense for 2010 was $4,223 compared to $3,660 in 2009 and $3,645 in 2008. Tax exempt income is the primary difference between expected and actual income tax expense. The Company’s effective tax rates for 2010, 2009 and 2008 were 21.34%, 20.36% and 21.15%, respectively. The Company is subject to the 35% marginal tax rate.  See Note 10 of the Notes to Consolidated Financial Statements for addition information relating to income taxes.

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

Provision and Allowance for Loan Losses

The national recession and its effects on the local economy continued to impact the Company’s asset quality in 2010. Historically, national economic downturns have affected the Company’s market area less severely than other areas of the country.  In addition, downturns and recoveries in the national economy typically have a delayed effect on the Company’s local economy.
At December 31, 2010 total nonperforming assets were $10,144 compared to $8,876 at December 31, 2009. See “Balance Sheet – Loans – Risk Elements” for additional detail about nonperforming assets. Net charge-offs increased by $2,105, with the ratio of net charge-offs to average loans increasing 36 basis points, from 0.10% in 2009 to 0.46% in 2010.
The Company’s internal credit risk analysis takes into consideration these trends in nonperforming loans and charge-offs. Based on the analysis, the Company increased the allowance for loan losses to $7,664, or 1.33% of loans at December 31, 2010. At December 31, 2009, the allowance for loan losses was $6,926, or 1.17% of loans. The provision for loan losses for 2010 was $3,409, an increase of $1,775 over 2009.
The current level of nonperforming assets is manageable in management’s opinion. Core earnings remain strong, and there are sufficient resources available to deal with these assets.
As previously mentioned, the increase in nonperforming assets is primarily the result of local economic conditions created by the recent national recession and a prolonged economic recovery.  A high degree of uncertainty remains concerning the speed of recovery, and in particular the speed of the recovery in the Company’s relatively limited market area. For that reason, management is unable to predict with any degree of certainty whether and how much its asset quality may improve or continue to deteriorate. Based on current information, management believes the level of nonperforming assets will continue to compare well with peers, but will likely be high when considering its own historic level of nonperforming assets. Please see “Critical Accounting Policies” above for additional information.

Summary of Loan Loss Experience

A.      Analysis of the Allowance for Loan Losses
The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

	December 31,
	2010	2009	2008	2007	2006
Average net loans outstanding	$586,133	$579,581	$538,868	$505,070	$488,624
Balance at beginning of year	6,926	5,858	5,219	5,157	5,449
Charge-offs:
Commercial and industrial loans	1,969	83	146	---	101
Real estate mortgage loans	53	181	24	66	6
Real estate construction loans	415	---	---	64	---
Loans to individuals	373	383	441	341	352
Total loans charged off	2,810	647	611	471	459
Recoveries:
Commercial and industrial loans	63	3	37	18	29
Real estate mortgage loans	9	16	---	2	1
Real estate construction loans	---	---	---	---	---
Loans to individuals	67	62	94	90	88
Total recoveries	139	81	131	110	118
Net loans charged off	2,671	566	480	361	341
Additions charged to operations	3,409	1,634	1,119	423	49
Balance at end of year	$7,664	$6,926	$5,858	$5,219	$5,157
Net charge-offs to average net loans outstanding	0.46%	0.10%	0.09%	0.07%	0.07%

The majority of 2010 charge-offs stemmed from commercial and industrial loans, which increased $1,886 from 2009. Of the total commercial and industrial loan charge-offs, 69% was attributable to a small number of commercial real estate loans. The loans were designated impaired in 2009, and the Company’s impairment reserve as of December 31, 2009 exceeded the amount of the charge-offs taken in 2010.
The company charges off commercial loans at the time that a loss is confirmed. When delinquency status or other information indicates that the borrower will not repay the loan, the Company considers collateral value based upon a current appraisal. Any loan amount in excess of collateral value is charged off and the collateral is taken into other real estate owned.
    Factors influencing management’s judgment in determining the amount of the loan loss provision charged to operating expense include: the quality of the loan portfolio as determined by management, the historical loan loss experience, diversification as to type of loans in the portfolio, the amount of secured as compared with unsecured loans and the value of underlying collateral, banking industry standards and averages, and general economic conditions.

B.      Allocation of the Allowance for Loan Losses
The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

	December 31,
	2010		2009		2008		2007		2006
	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
Commercial and industrial loans	$4,790	46.73%	$2,670	48.05%	$2,861	42.70%	$1,894	41.32%	$1,651	42.90%
Real estate mortgage loans	1,014	30.05%	980	28.01%	1,213	28.22%	951	27.73%	935	25.17%
Real estate construction loans	1,151	8.00%	1,941	7.72%	614	10.54%	396	8.90%	342	6.75%
Loans to individuals	580	15.22%	1,049	16.22%	1,048	18.54%	1,830	22.05%	1,867	25.18%
Unallocated	129		286		122		148		362
	$7,664	100.00%	$6,926	100.00%	$5,858	100.00%	$5,219	100.00%	$5,157	100.00%

An analysis of the allowance for loan losses by impairment basis follows:

	December 31,
	2010	2009	2008
Impaired loans	$8,791	$7,680	$3,576
Allowance related to impaired loans	1,200	2,495	679
Allowance to impaired loans	13.65%	32.49%	18.99%

Nonimpaired loans	567,652	582,267	571,981
Allowance related to nonimpaired loans	6,464	4,431	5,179
Allowance to nonimpaired loans	1.14%	0.76%	0.91%

Total loans, net of unearned income and deferred fees	576,443	589,947	575,557
Total allowance for loan losses	7,664	6,926	5,858
Total allowance for total loans	1.33%	1.17%	1.02%

The allowance percentage for impaired loans was 13.65%, 32.49% and 18.99% as of December 31, 2010, 2009 and 2008 respectively. The ratio is subject to fluctuation because impaired loans are individually evaluated. The amount of the individual impaired loan balances that exceeds the fair value is accrued in the allowance for loan losses.
The allowance percentage for nonimpaired loans was 1.14%, 0.76% and 0.91% as of December 31, 2010, 2009 and 2008 respectively. The allowance for nonimpaired loans is determined by applying historical charge-off percentages, as well as additional percentages for internal and external credit risk factors to groups of non-impaired loans. The ratio increased from prior years because of increased charge-off percentages and higher risk indications from other factors. The increase in the ratio for nonimpaired loans directed the increase in the ratio of total allowance to total loans.

Balance Sheet

On December 31, 2010, the Company had total assets of $1,022,238, an increase of $39,871, or 4.06%, over the total of $982,367 on December 31, 2009. For 2010, the growth in assets was entirely internally generated and was not the result of acquisitions. Total assets at December 31, 2009 were up by $46,993, or 5.02%, over the total in 2008.

Loans

The Company divides loans into four groups.  Commercial and industrial loans include demand loans, single-payment loans, municipal loans, lines of credit, and commercial real estate secured by farmland, multi-family dwellings and non-farm/non-residential buildings.  Real estate mortgage includes personal real estate loans and commercial real estate loans secured by 1-4 family properties.  Real estate construction includes personal and commercial construction loans.  Loans to individuals include dealer loans, unsecured and secured personal installment loans, equity lines and installment loans.

A. Types of Loans

	December 31,
	2010	2009	2008	2007	2006
Commercial and industrial loans	$269,818	$283,998	$246,218	$216,830	$215,244
Real estate mortgage loans	173,533	165,542	162,757	145,542	126,302
Real estate construction loans	46,169	45,625	60,798	46,697	33,840
Loans to individuals	87,868	95,844	106,907	115,704	126,316
Total loans	$577,388	$591,009	$576,680	$524,773	$501,702
Less unearned income and deferred fees	(945)	(1,062)	(1,123)	(1,119)	(1,059)
Total loans, net of unearned income	$576,443	$589,947	$575,557	$523,654	$500,643
Less allowance for loans losses	(7,664)	(6,926)	(5,858)	(5,219)	(5,157)
Total loans, net	$568,779	$583,021	$569,699	$518,435	$495,486

B. Maturities and Interest Rate Sensitivities

	December 31, 2010
	< 1 Year	1 – 5 Years	After 5 Years	Total
Commercial and industrial	$59,744	$52,872	$157,202	$269,818
Real estate construction	28,575	17,594	---	46,169
Total	88,319	70,466	157,202	315,987
Less loans with predetermined interest rates	25,740	10,049	21,733	57,522
Loans with adjustable rates	$62,579	$60,417	$135,469	$258,465

C.      Risk Elements
Nonaccrual, Restructured Loans and Past Due.
The following table presents aggregate amounts for nonaccrual loans, restructured loans, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments.

	December 31,
	2010	2009	2008		2007		2006
Nonaccrual loans:
Commercial and industrial	$974	$1,455		$1,333		$1,144	$	---
Real estate mortgage	964	---		---		---		---
Real estate construction	---	2,643		---		---		---
Loans to individuals	---	---		---		6		---
Total nonaccrual loans	$1,938	$4,098		$1,333		$1,150	$	---
Restructured loans: (TDR Loans)
Commercial and industrial	$4,011	$2,652	$	---	$	---	$	---
Real estate mortgage	287	---		---		---		---
Real estate construction	2,185	---		---		---		---
Loans to individuals	---	---		---		---		---
Total restructured loans	6,483	2,652		---		---		---
Total nonperforming loans	$8,421	$6,750		$1,333		$1,150	$	---
Other real estate owned, net	1,723	2,126		1,984		263		390
Total nonperforming assets	$10,144	$8,876		$3,317		$1,413		$390
Accruing loans past due 90 days or more:
Commercial and industrial	$658	$762		$663		$984		$338
Real estate mortgage	612	864		394		55		274
Real estate construction	---	---		---		---		---
Loans to individuals	66	71		70		142		69
	$1,336	$1,697		$1,127		$1,181		$681

Loan loss and other industry indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table

	2010	2009	2008
Provision for loan losses	$3,409	$1,634	$1,119
Net charge-offs to average net loans	0.46%	0.10%	0.09%
Allowance for loan losses to loans, net of unearned income and deferred fees	1.33%	1.17%	1.02%
Allowance for loan losses to nonperforming loans	91.01%	102.61%	439.46%
Allowance for loan losses to nonperforming assets	75.55%	78.03%	176.61%
Nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.75%	1.50%	0.23%
Nonaccrual loans	$1,938	$4,098	$1,333
Restructured loans	6,483	2,652	---
Other real estate owned, net	1,723	2,126	1,984
Total nonperforming assets	$10,144	$8,876	$3,317
Accruing loans past due 90 days or more	$1,336	$1,697	$1,127

Nonperforming loans include nonaccrual loans and restructured loans (“Troubled debt restructurings” or “TDR loans”), but do not include accruing loans 90 days or more past due. Impaired loans, or loans in which management has identified a weakness, but which may or may not be nonperforming, are presented in Note 5 of Notes to Consolidated Financial Statements. Total impaired loans at December 31, 2010 were $8,791, including $6,483 in troubled debt restructurings. Impaired loans in nonaccrual status amounted to $7,612. Impaired loans at December 31, 2009 and 2008 were $7,680 and $1,333, respectively. Impaired loans at December 31, 2009 included nonaccrual loans of $4,098 and one accruing restructured loan of $2,652. All impaired loans in 2008 were nonaccrual loans.

The ratio of the allowance for loan losses to total nonperforming loans decreased from 102.61% in 2009 to 91.01% in 2010.  The Company believes the allowance for loan losses is adequate for the credit risk inherent in the loan portfolio. The decline in 2010 in the ratio stems from an increase in troubled debt restructuring (shown as “Restructured loans” above). While the increase in troubled debt restructurings caused an increase in nonperforming assets, troubled debt restructurings are also individually evaluated for impairment. Individual impairment measurement is a more precise estimate of the risk of loss than the estimate used for loans that are not designated as impaired.
Loans in nonaccrual status, including nonaccrual troubled debt restructurings, were $8,071 at December 31, 2010.  Two credits composed $3,875 of nonaccruals, or 48%.  The credits are secured by real estate, one by residential property and one by income-producing commercial property.  Both credits are designated impaired, with a combined allowance of $144.

D.  Troubled Debt Restructurings (TDR Loans)
In the ordinary course of business the Company modifies loan terms on a case-by-case basis, including both consumer and commercial loans, for a variety of reasons. Modifications to consumer loans generally involve short-term deferrals to accommodate specific, temporary circumstances.  The Company may grant extensions to consumers who have demonstrated a willingness and ability to repay their loan but who are dealing with the consequences of a specific unforeseen temporary hardship event.
An extension defers monthly payments and requires a balloon payment at the original contractual maturity.  Where the temporary event is not expected to impact a borrower’s ability to repay the debt, and where the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay at contractual maturity, the modification is not designated a TDR.
Modifications to commercial loans may include, but are not limited to, changes in interest rate, maturity, amortization and financial covenants. In the original underwriting, loan terms are established that represent the then current and projected financial condition of the borrower.  If the modified terms are consistent with competitive market conditions and representative of terms the borrower could otherwise obtain in the open market, the modified loan is not categorized as a TDR.
For a loan modification to be a TDR,  the following three conditions must all be present: (1) the borrower is experiencing financial difficulty, (2) the Company makes a concession to the original contractual loan terms, and (3) the concessions are for economic or legal reasons related to the borrower’s financial difficulty that the Company would not otherwise consider.
Modifications of loan terms to borrowers experiencing financial difficulty are made in an attempt to protect as much of the Company’s investment in the loan as possible.  The determination of whether a modification should be accounted for as a TDR requires significant judgment after consideration of all facts and circumstances surrounding the transaction.
Assuming all other TDR criteria are met, the Corporation considers one or a combination of the following concessions to the loan terms to indicate TDR status: a reduction of the stated interest rate, an extension of the maturity date at an interest rate lower than the current market rate for a new loan with a similar term, or forgiveness of principal or accrued interest.
The Company recognizes that the current economy, elevated levels of unemployment and depressed real estate values have resulted in many customers experiencing financial difficulties. The Company has restructured loan terms for certain qualified financially distressed borrowers who have agreed to work in good faith and have demonstrated the ability to make the restructured payments in order to avoid a foreclosure.
The Company had $6,483 in TDRs as of December 31, 2010 and $2,652 as of December 31, 2009.  Accruing TDR loans amounted to $350 at December 31, 2010 compared to $2,652 at December 31, 2009.  All TDR loans are specifically assessed for impairment for purposes of determining the allowance for loan losses.  TDR loans with an impairment loss are maintained on nonaccrual until the borrower demonstrates sustained repayment history under the restructured terms and continued repayment is not in doubt. Otherwise, interest income is recognized using a cost recovery method.
Restructuring generally results in loans with either lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming.  The Company’s experience with TDR loan performance is relatively new, and it has not yet gained historical experience with TDR loans. The Company has not observed a consistent pattern regarding the frequency of redefaults based on the passage of time.

At December 31, 2010, the delinquency status of the Company’s TDR loans was as follows:

		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Commercial & Industrial	$4,011	$350	$	---	$	---	$3,661
Real Estate Mortgage	287	---		---		---	287
Construction Real Estate	2,185	---		---		---	2,185
Total TDR Loans	$6,483	$350	$	---	$	---	$6,133

At December 31, 2009, the Company had one commercial real estate loan of $2,652 designated as a TDR. The increase in TDR loans stems from the ongoing negative economic environment and from recent accounting guidance. The Company expects that troubled debt restructurings will continue until the economy recovers, bringing improvement in the unemployment rate and the depressed real estate market.

Securities

The total amortized cost of securities available for sale at December 31, 2010 was $185,045, and total fair value was $184,907. This represents an increase of $16,866, or 10.04%, when compared with the fair value of securities available for sale of $168,041 at December 31, 2009.
At December 31, 2010, the total amortized cost of securities held to maturity was $131,000 and fair value was $129,913. This compares with amortized cost of $129,376 and fair value of $129,892 at the same period in 2009 and represents an increase of $1,624, or 1.26%, when amortized cost for the two periods is compared. Both categories of securities increased in 2010, as liquidity from deposit growth outpaced loan opportunities. The Company elected to designate a greater portion of new securities as available for sale instead of held to maturity.
Additional information about securities available for sale and securities held to maturity can be found in Note 3 of the Notes to Consolidated Financial Statements.
The financial markets have experienced increased volatility and increased risk during the economic downturn. The risk in financial markets affects the Company in the same way that it affects other institutional and individual investors. The Company’s investment portfolio includes corporate bonds. If, because of economic hardship, the corporate issuers were to default, there could be a delay in the payment of interest, or there could be a loss of principal and accrued interest. To date, there have been no defaults in any of the corporate bonds held in the portfolio. The Company’s investment portfolio also contains a large percentage of municipal bonds. The recession and a slow recovery may negatively impact the ability of states and municipalities to make scheduled principal and interest payments on their outstanding indebtedness. If their income from taxes and other sources declines significantly because of the recession, states and municipalities could default on their bond obligations. The risk is at this point hypothetical, because there have been no defaults among the municipal bonds in the Company’s investment portfolio.
In making investment decisions, management follows internal policy guidelines that help to limit risk by specifying parameters for both security quality and industry and geographic concentrations.  Management regularly monitors the quality of the investment portfolio and tracks changes in financial markets. The value of individual securities will be written down if a decline in fair value is considered to be other than temporary, given the totality of the circumstances.

Maturities and Associated Yields

The following table presents the maturities for securities available for sale and held to maturity at their carrying values as of December 31, 2010 and weighted average yield for each range of maturities.
	Maturities and Yields
$ in thousands, except percent data	December 31, 2010
	< 1 Year		1-5 Years	5-10 Years		> 10 Years		None		Total
Available for Sale:
U.S. Treasury	$	---	$2,183	$	---	$	---	$	---	$2,183
		---	3.97%		---		---		---	3.97%
U.S. Government agencies		1,004	4,250		5,955		76,943		---	88,152
		4.50%	4.16%		3.97%		4.15%		---	4.14%
Mortgage-backed securities		292	3,937		2,747		4,403		---	11,379
		4.03%	4.81%		5.07%		5.33%		---	5.05%
States and political subdivision – taxable		981	1,777		---		---		---	2,758
		4.20%	4.83%		---		---		---	4.61%
States and political subdivision – nontaxable (1)		7,247	26,412		13,267		11,998		---	58,924
		5.56%	5.74%		5.73%		5.80%		---	5.73%
Corporate		1,037	16,643		---		---		---	17,680
		5.03%	4.85%		---		---		---	4.86%
Federal Home Loan Bank stock		---	---		---		---		1,677	1,677
		---	---		---		---		0.01%	0.01%
Federal Reserve Bank stock		---	---		---		---		92	92
		---	---		---		---		6.0%	6.0%
Other securities		492	---		---		---		1,570	2,062
		0.16%	---		---		---		2.65%	2.05%
Total		$11,053	$55,202		$21,969		$93,344		$3,339	$184,907
		5.02%	5.18%		5.17%		4.42%		1.41%	4.72%
Held to Maturity:
U.S. Government agencies		$1,999	$1,000		$2,008		$8,067	$	---	$13,074
		4.36%	5.00%		4.39%		4.30%		---	4.38%
Mortgage-backed securities		---	---		---		1,142		---	1,142
		---	---		---		5.63%		---	5.63%
States and political subdivision – taxable		---	2,000		1,021		1,012		---	4,033
		---	5.32%		4.47%		5.52%		---	5.15%
States and political subdivision – nontaxable (1)		1,674	17,958		12,755		76,205		---	108,592
		5.91%	6.15%		5.71%		6.11%		---	6.07%
Corporate		500	1,659		2,000		---		---	4,159
		6.50%	4.01%		5.03%		---		---	4.80%
Total		$4,173	$22,617		$17,784		$86,426	$	---	$131,000
		5.24%	5.87%		5.41%		5.93%		---	5.83%

(1) Rates shown represent weighted average yield on a fully taxable basis.

The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2010 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Federal Financial Institution Examination Council’s (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders’ equity.

Deposits

Total deposits increased by $32,471, or 3.81%, from $852,112 at December 31, 2009 to $884,583 at December 31, 2010. Total deposits grew $34,264, or 4.19%, from $817,848 at December 31, 2008 to the same period in 2009. A portion of the increase in both 2010 and 2009 is attributable to a higher level of municipal deposits. The increases in total deposits for 2010 and 2009 were internally generated and not the result of acquisitions.

A.      Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

	Year Ended December 31,
	2010		2009		2008
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$122,817	---	$115,241	---	$112,608	---
Interest-bearing demand deposits	322,705	1.03%	282,532	1.09%	243,409	1.43%
Savings deposits	54,543	0.09%	48,992	0.11%	45,796	0.29%
Time deposits	352,888	2.20%	399,872	3.17%	381,961	3.98%
Average total deposits	$852,953	1.53%	$846,637	2.16%	$783,774	2.80%

B.      Time Deposits of $100,000 or More

The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:

	December 31, 2010
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits of $100,000 or more	$30,185	$19,242	$45,393	$44,661	$139,481

Derivatives and Market Risk Exposures

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 14, of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA’s and FNMA’s, with a fair value of approximately $12,617. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.
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
While the asset/liability planning program is designed to protect the Company over the long term, it does not provide near-term protection from interest rate shocks, as interest rate sensitive assets and liabilities do not by their nature move up or down in tandem in response to changes in the overall rate environment. The Company’s profitability in the near term may be temporarily negatively affected in a period of rapidly rising or rapidly falling rates, because it takes some time for the Company to change its rates to adjust to a new interest rate environment. See Note 16 of Notes to Consolidated Financial Statements for information relating to fair value of financial instruments and comments concerning interest rate sensitivity.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank advances. At December 31, 2010, the bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.
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
Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. At December 31, 2010, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.
The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At December 31, 2010, the Company’s liquidity is sufficient to meet projected trends in these areas.
To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At December 31, 2010, the analysis indicated adequate liquidity under the tested scenarios.
The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At December 31, 2010, the loan to deposit ratio was 65.17%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

Total stockholders’ equity at December 31, 2010 was $129,187, an increase of $7,111, or 5.83%, from the $122,076 at December 31, 2009. The largest factor in determining 2010 stockholders’ equity were retained earnings of $123,161, which included net income of $15,569, offset by dividends of $6,309.
Total stockholders’ equity grew by $11,968, or 10.87%, from $110,108 on December 31, 2008 to $122,076 on December 31, 2009. Earnings, net of the change in unrealized gains and losses for securities available for sale and dividends paid, accounted for most of the increase in 2009. Exercised stock options provided $54 in 2009.
The Tier I and Tier II risk-based capital ratios at December 31, 2010 were 18.2% and 19.4%, respectively. Capital ratios are significantly above the regulatory minimum requirements of 4.0% for Tier I and 8.0% for Tier II. The Tier I and Tier II risk-based capital ratios at December 31, 2009 were 16.3% and 17.3%, respectively.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements at December 31, 2010 are detailed in the table below.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years		3-5 Years		More Than 5 Years
Commitments to extend credit	$149,106	$149,106	$	---	$	---	$	---
Standby letters of credit	13,540	13,540		---		---		---
Mortgage loans with potential recourse	19,595	19,595		---		---		---
Operating leases	950	228		449		249		24
Total	$183,191	$182,469		$449		$249		$24

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.
Standby letters of credit are also issued to the bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $44 in 2010.
While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it can draw funds. A sale of loans or investments would also be an option.
The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default.  The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed.  The Company estimates a potential loss reserve for recourse provisions.  The amount is not material as of December 31, 2010.  To date, no recourse provisions have been invoked.
Operating leases are for buildings used in the Company’s day-to-day operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk is set forth above in the “Interest Rate Sensitivity” and “Derivatives and Market Risk Exposure” sections of the Management’s Discussion and Analysis.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets
	December 31,
$ in thousands, except share data	2010	2009
Assets
Cash and due from banks	$9,858	$12,894
Interest-bearing deposits	69,400	32,730
Securities available for sale, at fair value	184,907	168,041
Securities held to maturity (fair value approximates $129,913 at December 31, 2010 and $129,892 at December 31, 2009)	131,000	129,376
Mortgage loans held for sale	2,460	126
Loans:
Real estate construction loans	46,169	45,625
Real estate mortgage loans	173,533	165,542
Commercial and industrial loans	269,818	283,998
Loans to individuals	87,868	95,844
Total loans	577,388	591,009
Less unearned income and deferred fees	(945)	(1,062)
Loans, net of unearned income and deferred fees	576,443	589,947
Less allowance for loan losses	(7,664)	(6,926)
Loans, net	568,779	583,021
Premises and equipment, net	10,470	10,628
Accrued interest receivable	6,016	6,250
Other real estate owned, net	1,723	2,126
Intangible assets and goodwill	11,543	12,626
Other assets	26,082	24,549
Total assets	$1,022,238	$982,367

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$131,540	$122,549
Interest-bearing demand deposits	365,040	310,629
Saving deposits	55,800	51,622
Time deposits	332,203	367,312
Total deposits	884,583	852,112
Accrued interest payable	257	336
Other liabilities	8,211	7,843
Total liabilities	893,051	860,291
Commitments and contingencies	---	---
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding, 6,933,474 shares – 2010 and 2009	8,667	8,667
Retained earnings	123,161	113,901
Accumulated other comprehensive (loss), net	(2,641)	(492)
Total stockholders’ equity	129,187	122,076
Total liabilities and stockholders’ equity	$1,022,238	$982,367

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
$ in thousands, except per share data	2010	2009	2008
Interest Income
Interest and fees on loans	$36,919	$37,578	$37,108
Interest on interest-bearing deposits	128	90	449
Interest on securities – taxable	5,588	6,273	6,816
Interest on securities – nontaxable	6,504	6,546	5,738
Total interest income	49,139	50,487	50,111

Interest Expense
Interest on time deposits of $100,000 or more	3,439	5,417	6,004
Interest on other deposits	7,719	10,405	12,802
Interest on borrowed funds	---	3	12
Total interest expense	11,158	15,825	18,818
Net interest income	37,981	34,662	31,293
Provision for loan losses	3,409	1,634	1,119
Net interest income after provision for loan losses	34,572	33,028	30,174

Noninterest Income
Service charges on deposit accounts	2,858	3,314	3,425
Other service charges and fees	317	343	326
Credit card fees	2,954	2,803	2,808
Trust income	1,118	1,053	1,231
BOLI income	760	756	684
Other income	354	491	438
Realized securities gains (losses), net	(14)	44	175
Total noninterest income	8,347	8,804	9,087

Noninterest Expense
Salaries and employee benefits	10,963	11,336	11,168
Occupancy and furniture and fixtures	1,875	1,792	1,751
Data processing and ATM	1,499	1,371	1,381
FDIC assessment	1,080	1,727	209
Credit card processing	2,300	2,121	2,105
Intangible assets amortization	1,083	1,093	1,119
Net costs of other real estate owned	214	393	100
Franchise taxes	963	885	823
Other operating expenses	3,150	3,135	3,367
Total noninterest expense	23,127	23,853	22,023
Income before income taxes	19,792	17,979	17,238
Income tax expense	4,223	3,660	3,645
Net income	$15,569	$14,319	$13,593

Basic net income per share	$2.25	$2.07	$1.96
Fully diluted net income per share	$2.24	$2.06	$1.96

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance at December 31, 2007	$8,690	$97,810	$(1,700)		$104,800
Net income	---	13,593	---	$13,593	13,593
Other comprehensive loss:
Unrealized holding losses on available for sale securities net of deferred taxes of ($908)	---	---	---	(1,690)	---
Reclassification adjustment, net of income taxes of ($51)	---	---	---	(96)	---
Minimum pension liability adjustment, net of deferred taxes of ($230)	---	---	---	(427)	---
Other comprehensive loss, net of tax of ($1,189)	---	---	(2,213)	(2,213)	(2,213)
Total comprehensive income	---	---	---	$11,380	---
Adjustments to apply measurement data provision of ASC 715, net of tax of ($24)	---	(45)	3		(42)
Cash dividend ($0.80 per share)	---	(5,543)	---		(5,543)
Exercise of stock options	8	67	---		75
Common stock repurchased	(36)	(526)	---		(562)
Balance at December 31, 2008	$8,662	$105,356	$(3,910)		$110,108
Net income	---	14,319	---	$14,319	14,319
Other comprehensive income:
Unrealized holding gains on available for sale securities net of deferred taxes of $1,720	---	---	---	3,193	---
Reclassification adjustment, net of income taxes of ($10)	---	---	---	(19)	---
Minimum pension liability adjustment, net of deferred taxes of $131	---	---	---	244	---
Other comprehensive income, net of tax of $1,841	---	---	3,418	3,418	3,418
Total comprehensive income	---	---	---	$17,737	---
Cash dividend ($0.84 per share)	---	(5,823)	---		(5,823)
Exercise of stock options	5	49	---		54
Balance at December 31, 2009	$8,667	$113,901	$(492)		$122,076
Net income	---	15,569	---	$15,569	15,569
Other comprehensive loss:
Unrealized holding losses on available for sale securities net of deferred taxes of ($923)	---	---	---	(1,716)	---
Reclassification adjustment, net of income taxes of $7	---	---	---	(12)	---
Minimum pension liability adjustment, net of deferred taxes of ($227)	---	---	---	(421)	---
Other comprehensive loss, net of tax of ($1,157)	---	---	(2,149)	(2,149)	(2,149)
Total comprehensive income	---	---	---	$13,420	---
Cash dividend ($0.91 per share)	---	(6,309)	---		(6,309)
Balance at December 31, 2010	$8,667	$123,161	$(2,641)		$129,187

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
$ in thousands	2010	2009	2008
Cash Flows from Operating Activities
Net income	$15,569	$14,319	$13,593
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,409	1,634	1,119
Deferred income tax benefit	(312)	(1,057)	(310)
Depreciation of premises and equipment	886	906	965
Amortization of intangibles	1,083	1,093	1,119
Amortization of premiums and accretion of discounts, net	300	357	250
(Gains) losses on disposal of fixed assets	(5)	---	32
(Gains) on sale and calls of securities available for sale, net	(19)	(29)	(147)
(Gains) losses on calls of securities held to maturity, net	33	(15)	(28)
Losses and writedowns on other real estate owned	63	309	6
Originations of mortgage loans held for sale	(21,929)	(25,265)	(13,594)
Sales of mortgage loans held for sale	19,595	25,487	13,466
Net change in:
Accrued interest receivable	234	(490)	(49)
Other assets	17	(3,564)	(1,414)
Accrued interest payable	(79)	(319)	(137)
Other liabilities	(280)	1,508	993
Net cash provided by operating activities	18,565	14,874	15,864

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(36,670)	(3,074)	31
Proceeds from repayments of mortgage-backed securities	5,817	7,119	5,394
Proceeds from sales of securities available for sale	---	---	290
Proceeds from calls and maturities of securities available for sale	68,565	22,446	19,636
Proceeds from calls and maturities of securities held to maturity	39,234	36,951	29,003
Purchases of securities available for sale	(93,862)	(45,439)	(16,800)
Purchases of securities held to maturity	(41,297)	(49,003)	(32,350)
Purchases of loan participations	(55)	(13)	(1,614)
Collections of loan participations	876	727	1,021
Loan originations and principal collections, net	7,820	(16,662)	(53,715)
Purchase of bank-owned life insurance	---	---	(2,250)
Proceeds from disposal of other real estate owned	2,393	460	67
Recoveries on loans charged off	139	81	131
Additions to premises and equipment	(728)	(330)	(351)
Proceeds from sale of premises and equipment	5	---	166
Net cash used in investing activities	(47,763)	(46,737)	(51,341)

Cash Flows from Financing Activities
Net change in time deposits	(35,109)	(39,161)	25,616
Net change in other deposits	67,580	73,425	15,893
Net change in other borrowed funds	---	(54)	(10)
			(continued)

Cash dividends paid	(6,309)	(5,823)	(5,543)
Common stock repurchased	---	---	(562)
Stock options exercised	---	54	75
Net cash provided by financing activities	26,162	28,441	35,469

Net change in cash and due from banks	(3,036)	(3,422)	(8)
Cash and due from banks at beginning of year	12,894	16,316	16,324
Cash and due from banks at end of year	$9,858	$12,894	$16,316

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$11,237	$16,144	$18,955
Income taxes paid	5,478	3,914	4,231

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for loan losses	$2,810	$647	$611
Loans transferred to other real estate owned	2,053	911	1,794
Unrealized gains (losses) on securities available for sale	(2,658)	4,884	(2,742)
Minimum pension liability adjustment	(648)	375	(657)
Capital reduction due to change in pension measurement date	---	---	(66)

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
Prior to the adoption of the accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
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
The accrual of interest is discontinued for all loans for which collection of interest and/or full principal is considered doubtful.  Generally, interest accrual is discontinued at the time a loan is 90 days delinquent unless the credit is well-secured and in the process of collection. Interest accrual is also discontinued for impaired loans with an associated impairment loss; as well as loans that are modified to allow the borrower to discontinue payments of principal or interest for more than 90 days, unless the modification provides reasonable assurance of repayment performance and collateral value supports regular underwriting requirements; and loans that finance the sale of OREO property that do not meet down payment thresholds.  If deemed appropriate, loans for which collection is considered doubtful may be partially or fully charged off.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are current; future payments are reasonably assured; and for loans that financed the sale of OREO property, loan-to-value thresholds are met.
A loan is considered past due when a payment of principal and/or interest is due but not paid.  Credit card payments not received within 30 days after the statement date, real estate loan payments not received within the payment cycle; and all other non-real estate secured loans for which payment is not made within 30 days of the payment due date are considered 30 days past due.  Management closely monitors past due loans in timeframes of 30-59 days past due, 60-89 days past due and 90 or more days past due.

Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of probable losses inherent in the Company’s loan portfolio. A provision for estimated losses is charged to earnings to establish and maintain the allowance for loan losses at a level reflective of the estimated credit risk. When management determines that a loan balance or portion of a loan balance is not collectible, the loss is charged against the allowance. Subsequent recoveries, if any, are credited to the allowance.
Management evaluates the allowance each quarter through a methodology that estimates losses on individual impaired loans and evaluates the effect of numerous factors on the credit risk of groups of homogeneous loans.
Specific allowances are established for individual impaired loans based on the excess of the loan balance relative to the fair value of the loan. Impaired loans are designated as such when current information indicates that it is probable that the Company will be unable to collect principal or interest according to the contractual terms of the loan agreement. Large loans in nonaccrual status that are significantly past due, or for which a credit review identified weaknesses that indicate principal and interest will not be collected according to the loan terms as well as all loans modified in a troubled debt restructuring, are designated impaired.
Fair value of impaired loans is estimated in one of three ways. These are (1) the estimated fair value (less selling costs) of the underlying collateral, (2) the present value of the loan’s expected future cash flows, or (3) the loan’s observable market value. The amount of recorded investment (unpaid principal and accrued interest) in an impaired loan that exceeds the fair value is accrued as estimated loss in the allowance, except for impaired loans considered collateral dependent. Estimated losses on collateral dependent impaired loans or loans in foreclosure are charged off against the allowance, instead of being accrued.
All impaired loans that are determined to have an impairment loss are placed in nonaccrual status.  Impaired loans without an associated impairment loss may be placed in nonaccrual if collection of interest is in doubt.
General allowances are established for non-impaired loans. Nonimpaired loans are grouped into classes based on similar characteristics. Generally, any group that exceeds 5% of regulatory capital is analyzed separately.  Factors considered in determining general allowances include net charge-off trends, internal risk ratings, delinquency and nonperforming rates, product mix, underwriting practices, industry trends and economic trends.
The Company’s charge-off policy meets or is more stringent than the minimum standards required by regulators.  When available information confirms that a specific loan or portions thereof is uncollectible, the amount is charged off against the allowance for loan losses. Additionally, losses on consumer loans are typically charged off no later than when the loans are 120-180 days past due, and losses on loans secured by residential real estate or by commercial real estate are charged off by the time the loans reach 180 days past due, in compliance with regulatory guidelines. Accordingly, secured loans may be charged down to the estimated value of the collateral, with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects.

Troubled Debt Restructurings (“TDRs”)
In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR).  These modified terms may include reduction of the interest rate, extension of the maturity date at an interest rate lower than the current market rate for a new loan with similar risk, forgiveness of principal or accrued interest or other actions intended to minimize the economic loss.  TDR loans are measured for impairment.

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

Intangible Assets and Goodwill
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired.  It utilizes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred.  The first step tests for impairment, while the second step, if necessary, measures the impairment.  The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year.  No indicators of impairment were identified during the years ended December 31, 2010, 2009 and 2008.
Intangible assets include customer deposit intangibles.  Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally ten to twelve years.

Stock-Based Compensation
The Company’s 1999 Stock Option Plan terminated on March 9, 2009. Incentive stock options, all of which are now vested, were granted in the early years of the Plan. There were no stock options granted in 2009 and 2008. The Company recognizes the cost of employment services received in exchange for awards of equity instruments based on the fair value of those awards on the date of grant. Compensation cost is recognized over the award’s required service period, which is usually the vesting period.

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

	2010	2009	2008
Average number of common shares outstanding	6,933,474	6,932,126	6,929,755
Effect of dilutive options	16,462	13,404	6,195
Average number of common shares outstanding used to calculate diluted earnings per share	6,949,936	6,945,530	6,935,950

In 2010, 2009 and 2008, stock options representing 7,750, 22,500 and 95,250 shares respectively, were not included in the computation of diluted net income per share because to do so would have been anti-dilutive.

Advertising
The Company practices the policy of charging advertising costs to expenses as incurred. In 2010, the Company charged $163 to expenses, and in 2009, $179 and in 2008, $146 was expensed.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Accounting Standards Codification (Codification) in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 was effective for transfers on or after January 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities.  The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing Securities and Exchange Commission (SEC) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

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

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

Note 2: Restriction on Cash
As members of the Federal Reserve System, the Company’s subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2010 and 2009, the aggregate amounts of daily average required balances approximated $350 in 2010 and $5,250 in 2009.

Note 3: Securities
The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2010
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Treasury	$2,015	$168	$	---	$2,183
U.S. Government agencies and corporations	90,641	424		2,913	88,152
States and political subdivisions	60,676	1,417		411	61,682
Mortgage-backed securities	10,744	635		---	11,379
Corporate debt securities	16,902	778		---	17,680
Federal Home Loan Bank stock – restricted	1,677	---		---	1,677
Federal Reserve Bank stock – restricted	92	---		---	92
Other securities	2,308	---		246	2,062
Total securities available for sale	$185,055	$3,422		$3,570	$184,907

	December 31, 2009
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Treasury	$2,020	$157	$	---	$2,177
U.S. Government agencies and corporations	48,137	375		925	47,587
States and political subdivisions	72,743	2,016		354	74,405
Mortgage-backed securities	16,250	766		---	17,016
Corporate debt securities	21,950	754		62	22,642
Federal Home Loan Bank stock – restricted	1,677	---		---	1,677
Federal Reserve Bank stock – restricted	92	---		---	92
Other securities	2,662	---		217	2,445
Total securities available for sale	$165,531	$4,068		$1,558	$168,041

The amortized cost and fair value of single maturity securities available for sale at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2010.

	December 31, 2010
	Amortized Cost	Fair Value
Due in one year or less	$10,906	$11,053
Due after one year through five years	52,989	55,202
Due after five years through ten years	21,407	21,969
Due after ten years	96,167	93,344
No maturity	3,586	3,339
	$185,055	$184,907

The amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows:

	December 31, 2010
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$13,074	$310	$214	$13,170
States and political subdivisions	112,625	1,174	2,452	111,347
Mortgage-backed securities	1,142	97	---	1,239
Corporate debt securities	4,159	29	31	4,157
Total securities held to maturity	$131,000	$1,610	$2,697	$129,913

	December 31, 2009
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$25,078	$279	$426	$24,931
States and political subdivisions	94,674	1,847	915	95,606
Mortgage-backed securities	1,458	87	---	1,545
Corporate debt securities	8,166	66	422	7,810
Total securities held to maturity	$129,376	$2,279	$1,763	$129,892

The amortized cost and fair value of single maturity securities held to maturity at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2010.

	December 31, 2010
	Amortized Cost	Fair Value
Due in one year or less	$4,173	$4,224
Due after one year through five years	22,617	23,315
Due after five years through ten years	17,784	18,169
Due after ten years	86,426	84,205
	$131,000	$129,913

Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2010
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U. S. Government agencies and corporations	$64,850	$3,127	$	---	$	---
State and political subdivisions	65,640	2,605		2,528		258
Corporate debt securities	969	31		---		---
Other	---	---		247		246
Total temporarily impaired securities	$131,459	$5,763		$2,775		$504

	December 31, 2009
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U. S. Government agencies and corporations	42,876	$1,351	$	---	$	---
State and political subdivisions	28,537	571		13,382		698
Corporate debt securities	662	1		3,517		483
Other	---	---		277		217
Total temporarily impaired securities	$72,075	$1,923		$17,176		$1,398

At December 31, 2010, the Company had 166 securities with a fair value of $134,234 which had total unrealized losses of $6,267. The Company has made the determination that these securities are temporarily impaired at December 31, 2010 for the following reasons:
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
At December 31, 2009, the Company had 120 securities with a fair value of $89,251 which were temporarily impaired. The total unrealized loss on these securities, which was attributed to interest rate fluctuations, was $3,321. Because the Company had the ability and intent to hold the securities until maturity or until the cost was recovered, the losses associated with the securities were not considered other than temporary at December 31, 2009.
At December 31, 2010 and 2009, securities with a carrying value of $141,810 and $100,794, respectively, were pledged to secure trust deposits and for other purposes as required or permitted by law.
As a member of the Federal Reserve and the Federal Home Loan Bank (FHLB) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans totaling approximately $117,440, and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis in the FHLB stock.

Note 4: Related Party Transactions
In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to executive officers and directors of Bankshares and its subsidiaries amounting to $4,025 at December 31, 2010 and $3,466 at December 31, 2009. During the year ended December 31, 2010, total principal additions were $3,003 and principal payments were $2,444.

Note 5: Allowance for Loan Losses
The allowance for loan losses methodology incorporates individual evaluation of impaired loans and collective evaluation of groups of nonimpaired loans. The Company performs ongoing analysis of the loan portfolio to determine credit quality and identify impaired loans. Credit quality is rated based on the loan’s payment history, the borrower’s current financial situation and value of the underlying collateral. Impaired loans are identified through the credit quality review of the Company.
Impaired loans are those loans that are modified in a troubled debt restructure and larger, nonhomogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate the probability that collection will not occur according to the loan’s terms. Generally, loans with a regulatory risk rating of “classified” are designated impaired.  Impaired loans are measured at the lower of the invested amount or the fair market value. Impaired loans with an impairment loss are designated nonaccrual. Please refer to Note 1, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves.
The nonimpaired portfolio is divided according to risk characteristics and evaluated for credit risk. In 2010, the Company identified five major categories of loans, called portfolio segments, consisting of real estate-secured consumer loans, non-real estate-secured consumer loans, commercial real estate, commercial and industrial loans and construction, development and land loans.  Further analysis of characteristics within the segments including borrower type, collateral type and loan term details is used to identify subgroups. Subgroups with total balances exceeding 5% of Tier I and Tier II Capital are designated loan classes. Risk factors are analyzed for each class to estimate collective reserves.
Portfolio segments and classes are determined using a risk-based perspective.   An analysis of loan characteristics, including collateral type, repayment sources, and (if applicable) the borrower’s business model was included in the determination of segments and classes.  This approach differs from the classification methodology prescribed for the Management’s Discussion and Analysis section (“MD&A”) of this report.
For purposes of calculating the allowance for loan losses, the company segregated the portfolio based on a risk perspective.  The Company determined five major segments: consumer real estate, consumer non-real estate, commercial real estate, commercial and industrial, and construction, development and land.  Consumer real estate is composed of loans to purchase or build a primary residence as well as equity lines secured by a primary residence.  Consumer non-real estate is composed of credit cards, automobile and other installment loans, and deposit overdrafts.  Commercial real estate is composed of all commercial loans that are secured by real estate.  Commercial and industrial is composed of commercial loans that are not secured by real estate.  Construction, development and other land loans are composed of loans to developers of residential and commercial properties.
The segments were further divided into classes, as listed below.

Consumer Real Estate
        Equity lines
        Closed-end consumer real estate
        Consumer construction

Consumer, Non-Real Estate
        Credit cards
        Consumer, general
        Consumer overdraft

Commercial & Industrial
        Commercial & industrial

Construction, Development and Land
        Residential
        Commercial

Commercial Real Estate
        College housing
        Office/Retail space
        Nursing homes
        Hotel
        Municipalities
        Medical professionals
        Religious organizations
        Convenience stores
        Entertainment and sports
        Nonprofit
        Restaurants
        General contractors
        Other commercial real estate

Factors applied to the classes include allocations for the historical charge-off percentage, percentage of past due and nonaccrual loans to class balance, and external economic factors. Higher allocations for the risk factors applied to each class are made for special mention and classified loans.
The policy for collective evaluation of nonimpaired loans was revised in the third quarter of 2010. The methodology for grouping loans, analyzing credit risk and allocating allowances was formalized. The adoption of the policy did not materially affect the total estimated accrual or the provision for loan losses charged to income in 2010; however, previously unallocated amounts became allocated with the revised methodology.

An analysis of the allowance for loan losses follows:

	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$6,926	$5,858	$5,219
Provision for loan losses	3,409	1,634	1,119
Loans charged off	(2,810)	(647)	(611)
Recoveries of loans previously charged off	139	81	131
Balance at end of year	$7,664	$6,926	$5,858

A detailed analysis showing the allowance roll-forward by portfolio segment for the year ended December 31, 2010 follows:

	Consumer Real Estate	Consumer Non-Real Estate	Commercial Real Estate	Commercial & Industrial	Construction, Development & Land	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$249	$1,049	$4,321	$459	$562	$286	$6,926
Charge-offs	(89)	(358)	(1,021)	(927)	(415)	---	(2,810)
Recoveries	10	67	61	1	---	---	139
Provision for loan losses	889	(172)	672	1,575	602	(157)	3,409
Ending Balance	$1,059	$586	$4,033	$1,108	$749	$129	$7,664

An analysis of the components of the ending balance of the allowance for loan losses by portfolio segment follows:

	Consumer Real Estate	Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Allowance for loans individually evaluated for impairment	$27	$	---	$565	$508	$100	$	---	$1,200
Allowance for loans collectively evaluated for impairment	$1,032		$586	$3,468	$600	$649		$129	$6,464

The ending balance of loans associated with the components of the allowance for loans losses follows:

	Consumer Real Estate	Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Loans individually evaluated for impairment	$505	$	---	$5,151	$698	$2,437	$	---	$8,791
Loans collectively evaluated for impairment	$108,855		$35,679	$343,780	$36,374	$42,964	$	---	$567,652

The following is a summary of information pertaining to impaired loans:

	December 31,
	2010	2009	2008
Impaired loans without a valuation allowance	$1,115	$50	$1,028
Impaired loans with a valuation allowance	7,676	7,630	2,548
Total impaired loans	$8,791	$7,680	$3,576
Valuation allowance related to impaired loans	$1,200	$2,495	$679

	Years ended December 31,
	2010	2009	2008
Average investment in impaired loans	$7,526	$7,851	$3,790
Interest income recognized on impaired loans	17	169	140
Interest income recognized on a cash basis on impaired loans	---	---	---

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class for the year ended December 31, 2010 follows:

	Average Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	(A) Total Recorded Investment in Impaired Loan	Recorded Investment in (A) for Which There is No Related Allowance		Recorded Investment in (A) for Which There is a Related Allowance	Related Allowance for Impaired Loans	Interest Income Recognized
Consumer Real Estate
Closed-end Consumer Real Estate	$337	$505	505	$	---	$505	$26	$	---

Commercial Real Estate
Office & Retail	253	---	---		---	---	---		---
Hotel	2,767	3,509	3,509		287	3,222	267		---
Convenience stores	49	577	592		592	---	---		15
Other commercial real estate	337	1,065	1,066		---	1,066	299		1

Commercial & Industrial
Commercial & Industrial	1,183	698	698		---	698	508		---

Construction, Development and Land
Residential	2,579	2,185	2,185		---	2,185	100		---
Commercial	21	252	253		253	---	---		1

Total	$7,526	$8,791	$8,808		$1,132	$7,676	$1,200		$17

Note: Only classes with impaired loans are shown.

The Company collects and discloses data in compliance with accounting guidance in effect for the year disclosed. The table above and the following tables disclose information for 2010 only, following accounting guidance adopted in 2010.  Information for prior years was collected according to guidance in effect for those years and is not available in the format adopted in 2010.

An analysis of past due and nonaccrual loans follows:

For the year ended December 31, 2010
	30 – 89 Days Past Due	90 or More Days Past Due		90 Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate
Equity Lines	$69	$	---	$	---	$	---
Closed-ended Consumer Real Estate	1,868		1,178		612		783
Consumer Construction	---		---		---		---

Consumer, Non-Real Estate
Credit Cards	67		42		29		---
Consumer General	518		45		37		---
Consumer Overdraft	---		---		---		---

Commercial Real Estate
College Housing	224		262		---		---
Office/Retail	---		---		---		---
Nursing Homes	---		---		---		---
Hotel	---		802		---		3,509
Municipalities	---		---		---		---
Medical Professionals	---		181		---		---
Religious Organizations	---		---		---		---
Convenience Stores	9		577		577		---
Entertainment and Sports	---		---		---		---
Nonprofit	---		---		---		---
Restaurants	---		---		---		---
General Contractors	---		85		---		---
Other Commercial Real Estate	792		136		---		715

Commercial and Industrial
Commercial and Industrial	740		609		81		879

Construction, Development and Land
Residential	---		2,185		---		2,185
Commercial	25		---		---		---

Total	$4,312		$6,102		$1,336		$8,071

Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired. Total nonaccrual loans at December 31, 2010 were $8,071, of which $7,612 were impaired. At December 31, 2009 and 2008, all nonaccrual loans met the balance threshold and were designated impaired.
Loans past due greater than 90 days which continue to accrue interest totaled $1,336 at December 31, 2010, compared with $1,697 and $1,127 at December 31, 2009 and 2008, respectively.
The estimate of credit risk for nonimpaired loans is obtained by applying allocations for internal and external factors.  The allocations are increased for loans that exhibit greater credit quality risk.
Credit quality indicators, which the Company terms risk grades, are assigned through the Company’s credit review function for larger loans and selective review of loans that fall below credit review thresholds.  Loans that do not indicate heightened risk are graded as “pass”.  Loans that appear to have elevated credit risk because of frequent or persistent past due status which is less than 75 days or that show weakness in the borrower’s financial condition are risk graded “special mention”.  Loans with frequent or persistent delinquency exceeding 75 days or that have a higher level of weakness in the borrower’s financial condition are graded “classified”. Classified loans have regulatory risk ratings of “substandard” and “doubtful”.   Allocations are increased by 50% and by 100% for loans with grades of “special mention” and “classified”, respectively.
Determination of risk grades was completed for the portfolio as of December 31, 2010 and 2009.

The following displays nonimpaired loans by credit quality indicator at December 31, 2010:

	Pass	Special Mention		Classified (Excluding Impaired)
Consumer Real Estate
Equity Lines	$15,735	$	---	$119
Closed-ended Consumer Real Estate	85,313		731	2,969
Consumer Construction	3,988		---	---

Consumer, Non-Real Estate
Credit Cards	6,446		---	14
Consumer General	28,730		392	94
Consumer Overdraft	3		---	---

Commercial Real Estate
College Housing	88,110		461	1,016
Office/Retail	60,540		3,500	848
Nursing Homes	28,018		---	---
Hotel	10,689		1,878	625
Municipalities	16,979		---	---
Medical Professionals	17,111		---	181
Religious Organizations	12,643		---	---
Convenience Stores	9,010		9	---
Entertainment and Sports	7,694		---	---
Nonprofit	6,421		---	---
Restaurants	6,740		---	153
General Contractors	6,175		---	240
Other Commercial Real Estate	63,679		111	951

Commercial and Industrial
Commercial and Industrial	34,826		129	1,419

Construction, Development and Land
Residential	25,760		---	2,633
Commercial	14,405		---	164

Total	$549,015		$7,211	$11,426

Sales, Purchases and Reclassification of Loans
The Company finances mortgages under “best efforts” contracts with mortgage purchasers.  The mortgages are designated as held for sale upon initiation.  There have been no major reclassifications from portfolio loans to held for sale.  Occasionally, the Company purchases or sells participations in loans.  The Company purchased one participation in 2010, which is included in Commercial Real Estate loans.  All participation loans met the Company’s normal underwriting standards at the time the participation was entered.  Participation loans are included in the appropriate portfolio balances to which the allowance methodology is applied.

Off-Balance Sheet and Secondary Market Risk
In conjunction with the estimation of the allowance for loan losses, the Company also estimates credit risk for off-balance sheet items and secondary market risk.  Off-balance sheet items are unfunded portions of lines of credit and letters of credit for which the company has committed to lend but has not yet been, and may never be, called upon to disburse funds. The methodology for estimating credit risk for off-balance sheet items is similar to that used for the allowance for loan losses.  If the Company has unfunded commitments to a borrower with an impaired loan that it cannot revoke, the full amount of the unfunded commitment is accrued in a liability for off-balance sheet risk.  The estimate of off-balance sheet risk is currently immaterial.  If the estimate becomes material, a liability will be recorded.
Secondary market risk stems from the recourse provisions in the Company’s contracts to sell mortgages.  The methodology for estimating secondary market risk applies risk factors to total secondary market loans sold for the previous year.  The estimate of secondary market risk is currently immaterial.  If the estimate becomes material, a separate liability for secondary market risk will be recorded.

Note 6: Premises and Equipment
A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2010	2009
Premises	$14,348	$14,225
Furniture and equipment	12,656	11,918
Construction-in-progress	9	195
Premises and equipment	$27,013	$26,338
Accumulated depreciation	(16,543)	(15,710)
Premises and equipment, net	$10,470	$10,628

Depreciation expense for the years ended December 2010, 2009 and 2008 amounted to $886, $906 and $965, respectively.
The Company leases certain branch facilities under noncancellable operating leases. The future minimum lease payments under these leases (with initial or remaining lease terms in excess of one year) as of December 31, 2010 are as follows:  $228 in 2011, $229 in 2012, $221 in 2013, $194 in 2014, $55 in 2015, and $24 thereafter.

Note 7: Deposits
The aggregate amounts of time deposits in denominations of $100 or more at December 31, 2010 and 2009 were $139,481 and $149,266, respectively.
At December 31, 2010 the scheduled maturities of time deposits are as follows:

2011	$224,121
2012	85,880
2013	10,623
2014	1,473
2015	10,010
Thereafter	96
$332,203

At December 31, 2010 and 2009, overdraft demand deposits reclassified to loans totaled $1,206 and $937, respectively.

Note 8: Employee Benefit Plans

401(k) Plan
The Company has a Retirement Accumulation Plan qualifying under IRS Code Section 401(k), in which NBI, NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2010, 2009 and 2008, the Company contributed $277, $268 and $262, respectively, to the plan.

Employee Stock Ownership Plan
The Company has a nonleveraged Employee Stock Ownership Plan (ESOP) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the Board of Directors. Contribution expense amounted to $350, $300 and $300 in the years ended December 31, 2010, 2009 and 2008, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2010, the number of allocated shares held by the ESOP was 243,499 and the number of unallocated shares was 13,196. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with ten years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and NBI or the ESOP, with the agreement of the Trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of distribution.

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

	December 31,
	2010	2009	2008
Change in benefit obligation
Projected benefit obligation at beginning of year	$11,598	$10,703	$11,859
Service cost	400	353	500
Interest cost	687	661	719
Actuarial (gain) loss	958	362	(613)
Benefits paid	(672)	(481)	(336)
Prior cost due to amendment	---	---	(1,426)
Projected benefit obligation at end of year	12,971	11,598	10,703

Change in plan assets
Fair value of plan assets at beginning of year	7,461	6,337	8,242
Actual return on plan assets	782	1,249	(1,964)
Employer contribution	585	356	395
Benefits paid	(672)	(481)	(336)
Fair value of plan assets at end of year	8,156	7,461	6,337

Funded status at the end of the year	$(4,815)	$(4,137)	$(4,366)

Amounts recognized in the Balance Sheet
Other liabilities	$(4,815)	$(4,137)	$(4,366)

Amounts recognized in accumulated other comprehensive income (loss), net
Net (loss)	$(4,957)	$(4,420)	$(5,114)
Prior service cost	1,080	1,180	1,281
Deferred tax asset	1,357	1,130	1,335
Net obligation at transition	---	11	23
Amount recognized	$(2,520)	$(2,099)	$(2,475)

Components of net periodic benefit cost
Service cost		$400		$353	$429
Interest cost		687		661	616
Expected return on plan assets		(607)		(527)	(667)
Amortization of prior service cost		(101)		(101)	(101)
Amortization of net obligation at transition		(11)		(13)	(13)
Recognized net actuarial loss		246		335	154
Net periodic benefit cost		$614		$708	$418

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
Net (gain) loss		$536		$(489)	$1,951
Prior service cost		---		---	(1,426)
Amortization of prior service cost		101		101	117
Amortization of net obligation at transition		11		13	15
Deferred income tax (benefit) expense		(227)		131	(230)
Total recognized		$421		$(244)	$427

Total recognized in net periodic benefit cost and other comprehensive (income) loss, net of income tax (benefit) expense		$1,035		$464	$845

Adjustments to retained earnings due to change in measurement date
Service cost	$	---	$	---	$71
Interest cost		---		---	102
Expected return on plan assets		---		---	(111)
Amortization of prior service cost		---		---	(17)
Amortization of net obligation at transition		---		---	(2)
Recognized net actuarial loss		---		---	26
Deferred tax benefit		---		---	(24)
Adjustment to retained earnings	$	---	$	---	$45

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost		6.00%		6.00%	6.00%
Discount rate used for disclosure		5.50%		6.00%	6.00%
Expected return on plan assets		8.00%		8.00%	8.00%
Rate of compensation increase		4.00%		4.00%	4.00%

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
Fair value measurements of the pension plan’s assets at December 31, 2010 follow:

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$183	$183	$	---	$	---
Equity securities:
U. S. companies	3,375	3,375		---		---
International companies	134	134		---		---
Equities mutual funds (a)	1,403	1,403		---		---
U. S. government agencies and corporations	425	---		425		---
State and political subdivisions	268	---		268		---
Corporate bonds – investment grade (b)	2,176	---		2,176		---
Corporate bonds – below investment grade (c)	192	---		192		---
Total pension plan assets	$8,156	$5,095		$3,061	$	---

(a)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(b)	This category represents investment grade bonds of U.S. issuers from diverse industries.
(c)	This category represents bonds from U.S. issuers from diverse industries that were purchased at investment grade, but which have fallen below investment grade.

The Company’s required minimum pension contribution for 2011 has not yet been determined.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2011	$237
2012	$278
2013	$328
2014	$456
2015	$509
2016 - 2020	$3,827

Note 9: Stock Option Plan
The Company had a stock option plan, the 1999 Stock Option Plan, that was adopted in 1999 and that was terminated on March 9, 2009. Incentive stock options were granted annually to key employees of NBI and its subsidiaries from 1999 to 2005 and none have been granted since 2005. All of the stock options are vested.

A summary of the status of the Company’s stock option plan is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	109,500	$22.14
Granted	---	---
Exercised	---	---
Forfeited or expired	---	---
Outstanding at December 31, 2010	109,500	$22.14	4.49	$1,024
Exercisable at December 31, 2010	109,500	$22.14	4.49	$1,024

There were no shares exercised in 2010. For 2009 and 2008, the intrinsic value of shares exercised were $59 and $40, respectively. No tax benefit was recognized on shares exercised in those years.

Note 10: Income Taxes
The Company files United States federal income tax returns, and Virginia and West Virginia state income tax returns.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007.

Allocation of income tax expense between current and deferred portions is as follows:

	Years ended December 31,
	2010	2009	2008
Current	$4,535	$4,717	$3,955
Deferred	(312)	(1,057)	(310)
Total income tax expense	$4,223	$3,660	$3,645

The following is a reconciliation of the “expected” income tax expense, computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense, with the reported income tax expense:

	Years ended December 31,
	2010	2009	2008
Computed “expected” income tax expense	$6,927	$6,293	$6,033
Tax-exempt interest income	(2,556)	(2,556)	(2,224)
Nondeductible interest expense	195	267	291
Other, net	(343)	(344)	(455)
Reported income tax expense	$4,223	$3,660	$3,645

The components of net deferred tax assets, included in other assets, are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses and unearned fee income	$2,857	$2,365
Valuation allowance on other real estate owned	123	159
Deferred compensation and other liabilities	2,609	2,483
Net unrealized losses on securities available for sale	90	---
Total deferred tax assets	$5,679	$5,007

Deferred tax liabilities:
Fixed assets	$(72)	$(77)
Discount accretion on securities	(44)	(77)
Deposit intangibles and goodwill	(798)	(677)
Other	(142)	(182)
Net unrealized gains on securities available for sale	---	(875)
Total deferred tax liabilities	(1,056)	(1,888)
Net deferred tax assets	$4,623	$3,119

The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2010 and 2009 because the realization of all gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.

Note 11: Restrictions on Dividends
The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2010, 2009 and 2008, dividends received from subsidiary banks were $6,309, $5,884 and $5,591, respectively.
Substantially all of Bankshares’ retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2010, retained net income, which was free of such restriction, amounted to approximately $26,698.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and the bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2010, the most recent notifications from the appropriate regulatory authorities categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed the bank’s category. The Company’s and the bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are also presented in the following tables.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital (to risk weighted assets)
NBI consolidated	$127,958	19.4%	$52,883	8.0%	N/A	N/A
NBB	124,758	19.0%	52,594	8.0%	$65,742	10.0%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$120,294	18.2%	$26,441	4.0%	N/A	N/A
NBB	117,094	17.8%	26,297	4.0%	$39,445	6.0%
Tier 1 capital (to average assets)
NBI consolidated	$120,294	12.1%	$39,848	4.0%	N/A	N/A
NBB	117,094	11.9%	39,516	4.0%	$49,395	5.0%
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total capital (to risk weighted assets)
NBI consolidated	$116,783	17.3%	$53,931	8.0%	N/A	N/A
NBB	113,310	16.9%	53,625	8.0%	$67,031	10.0%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$109,857	16.3%	$26,966	4.0%	N/A	N/A
NBB	106,384	15.9%	26,812	4.0%	$40,218	6.0%
Tier 1 capital (to average assets)
NBI consolidated	$109,857	11.5%	$38,259	4.0%	N/A	N/A
NBB	106,384	11.2%	37,981	4.0%	$47,477	5.0%

Note 13: Condensed Financial Statements of Parent Company
Financial information pertaining only to NBI (Parent) is as follows:

Condensed Balance Sheets

	December 31,
	2010	2009
Assets
Cash due from subsidiaries	$2	$13
Securities available for sale	2,331	2,445
Investments in subsidiaries, at equity	127,019	119,472
Refundable income taxes due from subsidiaries	---	56
Other assets	691	645
Total assets	$130,043	$122,631

Liabilities and Stockholders’ Equity
Other liabilities	$856	$555
Stockholders’ equity	129,187	122,076
Total liabilities and stockholders’ equity	$130,043	$122,631

Condensed Statements of Income
	Years Ended December 31,
	2010	2009	2008
Income
Dividends from Subsidiaries	$6,309	$5,884	$5,591
Interest on securities – taxable	23	7	41
Interest on securities – nontaxable	44	61	62
Other income	1,157	1,129	1,147
Securities gains (losses)	---	2	(62)
	7,533	7,083	6,779

Expenses
Other expenses	1,756	1,590	1,720
Income before income tax benefit and equity in undistributed net income of subsidiaries	5,777	5,493	5,059
Applicable income tax benefit	152	120	182
Income before equity in undistributed net income of subsidiaries	5,929	5,613	5,241
Equity in undistributed net income of subsidiaries	9,640	8,706	8,352
Net income	$15,569	$14,319	$13,593

Condensed Statements of Cash Flows
	Years ended December 31,
	2010	2009	2008
Cash Flows from Operating Expenses
Net income	$15,569	$14,319	$13,593
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(9,640)	(8,706)	(8,352)
Amortization of premiums and accretion of discounts, net	2	1	1
Depreciation expense	9	9	9
Securities (gains) losses	---	(2)	62
Net change in refundable income taxes due from subsidiaries	56	(31)	59
Net change in other assets	(24)	(56)	(28)
Net change in other liabilities	244	66	4
Net cash provided by operating activities	6,216	5,600	5,348

Cash Flows from Investing Activities
Purchases of securities available for sale	(1,868)	(327)	(930)
Maturities and calls of securities available for sale	1,950	524	1,615
Net cash provided by investing activities	82	197	685

Cash Flows from Financing Activities
Cash dividends paid	(6,309)	(5,823)	(5,543)
Common stock repurchased	---	---	(562)
Exercise of stock options	---	54	75
Note payable	---	(54)	---
Net cash used in financing activities	(6,309)	(5,823)	(6,030)
Net change in cash	(11)	(26)	3
Cash due from subsidiaries at beginning of year	13	39	36
Cash due from subsidiaries at end of year	$2	$13	$39

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
At December 31, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$149,106	$133,816
Standby letters of credit	13,540	11,953
Mortgage loans sold with potential recourse	19,595	25,487

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.
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
The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2010, the Company originated $21,929 and sold $19,595 to investors, compared to $25,265 originated and $25,487 sold in 2009. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.
At December 31, 2010, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $1,029 and loans held for sale of $2,460. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.
The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2010 that exceeded the insurance limits of the Federal Deposit Insurance Corporation was $9,752.

Note 15: Concentrations of Credit Risk
The Company does a general banking business, serving the commercial and personal banking needs of its customers. NBB’s market area in southwest Virginia is made up of the counties of Montgomery, Giles, Pulaski, Tazewell, Wythe, Smyth and Washington. It also includes the independent cities of Radford and Galax, and the portions of Carroll and Grayson Counties that are adjacent to Galax. In addition, it serves those portions of Mercer County and McDowell County, West Virginia that are contiguous with Tazewell County. Substantially all of NBB’s loans are made in its market area. The ultimate collectability of the bank’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions of the market area. The Company’s operating results are therefore closely correlated with the economic trends within this area.
At December 31, 2010 and 2009, approximately $339,161 and $328,786, respectively, of the loan portfolio was concentrated in commercial real estate. This represents approximately 59% of the loan portfolio at December 31, 2010 and 56% at December 31, 2009. Included in commercial loans at December 31, 2010 and 2009 was approximately $154,330 and $154,835, respectively, in loans for college housing and professional office buildings. This represents approximately 27% and 26% of the loan portfolio at December 31, 2010 and 2009, respectively. Loans secured by residential real estate were approximately $154,750 and $154,084 at December 31, 2010 and 2009, respectively. This represents approximately 27% of the loan portfolio at December 31, 2010 and 26% at December 31, 2009, respectively. Loans secured by automobiles were approximately $15,271 and $15,180 at December 31, 2010 and 2009, respectively. This represents approximately 3% of the loan portfolio at December 31, 2010 and 2009.

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

The following table’s presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,183	$	---	$2,183	$	---
U.S. Government agencies and corporations	88,152		---	88,152		---
States and political subdivisions	61,682		---	61,682		---
Mortgage-backed securities	11,379		---	11,379		---
Corporate debt securities	17,680		---	17,680		---
Other securities	2,062		---	2,062		---
Total securities available for sale	$183,138	$	---	$183,138	$	---

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,177	$	---	$2,177	$	---
U.S. Government agencies and corporations	47,587		---	47,587		---
States and political subdivisions	74,405		---	74,405		---
Mortgage-backed securities	17,016		---	17,016		---
Corporate debt securities	22,642		---	22,642		---
Other securities	2,445		---	2,445		---
Total securities available for sale	$166,272	$	---	$166,272	$	---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2010. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans net of valuation allowance	$6,476	$	---	$	---	$6,476

		Carrying value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans net of valuation allowance	$5,135	$	---	$	---	$5,135

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

Other Real Estate Owned
Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.
		Carrying Value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned net of valuation allowance	$535	$	---	$	---	$535

		Carrying Value at December 31, 2009
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned net of valuation allowance	$1,868	$	---	$	---	$1,868

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
Commitments to Extend Credit and Standby Letters of Credit
The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2010 and 2009, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$9,858	$9,858	$12,894	$12,894
Interest-bearing deposits	69,400	69,400	32,730	32,730
Securities	315,907	314,820	297,417	297,933
Mortgage loans held for sale	2,460	2,460	126	126
Loans, net	568,779	539,152	583,021	588,201
Accrued interest receivable	6,016	6,016	6,250	6,250
Financial liabilities:
Deposits	$884,583	$880,290	$852,112	$856,556
Accrued interest payable	257	257	336	336

Note 17: Selected Quarterly Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009:

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$12,240	$12,347	$12,287	$12,265
Interest expense	2,979	2,850	2,726	2,603
Net interest income	9,261	9,497	9,561	9,662
Provision for loan losses	647	852	710	1,200
Noninterest income	1,971	2,123	2,101	2,152
Noninterest expense	5,784	5,697	5,826	5,820
Income taxes	1,032	1,075	1,129	987
Net income	$3,769	$3,996	$3,997	$3,807
Per Share Data:
Basic net income per share	$0.54	$0.58	$0.58	$0.55
Fully diluted net income per share	0.54	$0.58	$0.58	$0.55
Cash dividends per share	---	0.44	---	0.47
Book value per share	18.25	18.44	19.13	18.63

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$12,578	$12,711	$12,616	$12,582
Interest expense	4,412	4,274	3,876	3,263
Net interest income	8,166	8,437	8,740	9,319
Provision for loan losses	370	278	305	681
Noninterest income	2,107	2,172	2,212	2,313
Noninterest expense	5,630	6,180	5,891	6,152
Income taxes	886	794	976	1,004
Net income	$3,387	$3,357	$3,780	$3,795
Per Share Data:
Basic net income per share	$0.49	$0.48	$0.55	$0.55
Fully diluted net income per share	0.49	0.48	0.54	0.55
Cash dividends per share	---	0.41	---	0.43
Book value per share	16.39	16.58	17.52	17.61

Note 18.  Intangible Assets and Goodwill

In accounting for goodwill and intangible assets, the Company conducts an impairment review at least annually and more frequently if certain impairment indicators are in evidence. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2010, 2009 or 2008.

Information concerning goodwill and intangible assets for years ended December 31, 2010 and 2009 is presented in the following table:

	Gross Carrying Value	Accumulated Amortization		Net Carrying Value
December 31, 2010
Amortizable core deposit intangibles	$16,257		$10,562	$5,695
Unamortizable goodwill	$5,848	$	---	$5,848

December 31, 2009
Amortizable core deposit intangibles	$16,257		$9,479	$6,778
Unamortizable goodwill	$5,848	$	---	$5,848

As of December 31, 2009, the estimated amortization expense of core deposit intangibles are as follows:

2011	$1,083
2012	1,083
2013	1,077
2014	1,075
2015	1,075
Thereafter	302
Total	$5,695

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
National Bankshares, Inc.
Blacksburg, Virginia

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bankshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2011 expressed an unqualified opinion on the effectiveness of National Bankshares, Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia
March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
National Bankshares, Inc.
Blacksburg, Virginia

We have audited National Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  National Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, National Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of National Bankshares, Inc. and subsidiaries and our report dated March 9, 2011 expressed an unqualified opinion.

Winchester, Virginia
March 9, 2011

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and  Procedures

Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2010 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2010.
The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent registered public accounting firm and approves decisions regarding the appointment or removal of the Company Auditor. It meets periodically with management, the independent registered public accounting firm and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee. The Company’s independent registered public accounting firm has also issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ JAMES G. RAKES	/s/ DAVID K. SKEENS
Chairman, President and Chief Executive Officer	Treasurer and Chief Financial Officer

Item 9B. Other Information

Subsequent Events
From December 31, 2010, the balance sheet date of this Form 10-K, through the date of filing of the Form 10-K with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provides evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to the directors of Bankshares is set out under the caption “Election of Directors” on pages 2 through 4 of Bankshares’ Proxy Statement dated March 11, 2011 which information is incorporated herein by reference.
The Board of Directors of Bankshares has a standing audit committee made up entirely of independent directors, as that term is defined in the NASDAQ Stock Market Listing Rules. In 2010, Dr. J. M. Lewis chaired the Audit Committee and its members were Mr. L. J. Ball, Mr. J. W. Bowling and Mr. J. H. Harry. Each member of the Audit Committee has extensive business experience; however, the Committee has identified Dr. Lewis as its financial expert, since he has a professional background which involves financial oversight responsibilities. Dr. Lewis currently oversees the preparation of financial statements in his role as President of New River Community College. He previously served as the College’s Chief Financial Officer. The Audit Committee’s Charter is available on the Company’s web site at www.nationalbankshares.com.
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

Name	Age	Offices and Positions Held	Year Elected an Officer/Director
James G. Rakes	66	Chairman, President and Chief Executive Officer, National Bankshares, Inc.; President and Chief Executive Officer of National Bank of Blacksburg since 1983 and Chairman since 2005. Chairman, President and Treasurer of National Bankshares Financial Services, Inc. since 2001.	1986
David K. Skeens	44	Treasurer and Chief Financial Officer of National Bankshares, Inc. since January 14, 2009; Senior Vice President/Operations & Risk Management & CFO of National Bank of Blacksburg since 2009; prior thereto Senior Vice President/Operations & Risk Management since 2008; prior thereto Vice President/Operations & Risk Management since 2004.	2009
F. Brad Denardo	58	Executive Vice President, National Bankshares, Inc. since 2008; Interim Treasurer and Chief Financial Officer from May 23, 2008 to January 14, 2009; prior thereto Corporate Officer since 1989; Executive Vice President/Chief Operating Officer of National Bank of Blacksburg since 2002.	1989
Marilyn B. Buhyoff	62	Secretary & Counsel, National Bankshares, Inc.; Counsel of National Bank of Blacksburg since 1989; Secretary of National Bankshares Financial Services, Inc. since 2001, and Executive Vice President since 2004.	1989

Item 11. Executive Compensation

The information set forth under “Executive Compensation” on pages 11 through 17 of NBI’s Proxy Statement dated March 11, 2011 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under “Stock Ownership of Directors and Executive Officers” on page 2 of NBI’s Proxy Statement dated March 11, 2011 for the Annual Meeting of Stockholders to be held April 12, 2011 is incorporated herein by reference.

The following table summarizes information concerning National Bankshares equity compensation plans at December 31, 2010:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under “Director Independence and Certain Transactions With Officers and Directors” on pages 6 and 7 of NBI’s Proxy Statement dated March 11, 2011 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The following fees were paid to Yount, Hyde & Barbour, P.C., Certified Public Accountants, for services provided to NBI for the years ended December 31, 2010 and 2009. The Audit Committee determined that the provision of non-audit services by Yount, Hyde & Barbour P.C. did not compromise the firm’s ability to maintain its independence.

Principal Accounting Fees and Services

	2010		2009
	Fees	Percentage	Fees	Percentage
Audit fees	$105,500	79%	$102,500	78%
Audit-related fees	21,650	16%	21,300	16%
Tax fees	7,200	5%	8,492	6%
	$134,350	100%	$132,292	100%

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

Item 15. Exhibits, Financial Statement Schedules

(a) (1)  Financial Statements
The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – As of December 31, 2010 and 2009
Consolidated Statements of Income – Years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Annual Report on Form
10-K.

(a) (3) Exhibits
A list of the exhibits filed or incorporated in this Annual Report by reference is as follows:

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)

*10(iii)(A)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(viii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(viii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(viii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	Page 64
+31(i)	Section 906 Certification of Chief Executive Officer	Page 72
+31(ii)	Section 906 Certification of Chief Financial Officer	Page 73
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 75
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 75

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

Date: March 11, 2011

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
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: March 11, 2011

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
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with generally accepted accounting principles; and

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: March 11, 2011

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Date	Title

/s/ L. J. BALL	03/11/2011	Director
L. J. Ball

/s/ J. W. BOWLING	03/11/2011	Director
J. W. Bowling

/s/ J. H. HARRY	03/11/2011	Director
J. H. Harry

/s/ J. M. LEWIS	03/11/2011	Director
J. M. Lewis

/s/ M. G. MILLER	03/11/2011	Director
M. G. Miller

/s/ W. A. PEERY	03/11/2011	Director
W. A. Peery

/s/ J. G. RAKES	03/11/2011	Chairman of the Board
J. G. Rakes		President and Chief Executive Officer – National Bankshares, Inc. Director

/s/ G. P. REYNOLDS	03/11/2011	Director
G. P. Reynolds

/s/ J. M. SHULER	03/11/2011	Director
J. M. Shuler

Exhibit 32(i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO U.S.C. SECTION 1350

In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2010, I, James G. Rakes, Chairman, President and Chief Executive Officer of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1)	such Form 10-K for the year ended December 31, 2010, fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2)
the information contained in such Form 10-K for the year ended December 31, 2010, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Exhibit 32(ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO U.S.C. SECTION 1350

In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2010, I, David K. Skeens, Treasurer of National Bankshares, Inc., hereby certify pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1) such Form 10-K for the year ended December 31, 2010, fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2)  the information contained in such Form 10-K for the year ended December 31, 2010, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Index of Exhibits

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit No.	Title	Page Number
23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8.	Page 64
31(i)	Section 906 Certification of Chief Executive Officer	Page 72
31(ii)	Section 906 Certification of Chief Financial Officer	Page 73
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 75
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 75