Form 10-Q
period 2011-03-31
NATIONAL BANKSHARES INC
filed 2011-05-09
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at May 1, 2011 6,935,974

(This report contains 42 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I
Financial Information
Item 1. Financial Statements
National Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
$ in thousands, except per share data	2011	2010
Assets
Cash and due from banks	$11,800	$9,858
Interest-bearing deposits	55,674	69,400
Securities available for sale, at fair value	190,844	184,907
Securities held to maturity (fair value approximates $133,858 at March 31, 2011 and $129,913 at December 31, 2010)	132,669	131,000
Mortgage loans held for sale	---	2,460
Loans:
Real estate construction loans	48,671	46,169
Real estate mortgage loans	173,785	173,533
Commercial and industrial loans	280,607	269,818
Loans to individuals	85,816	87,868
Total loans	588,879	577,388
Less unearned income and deferred fees	(977)	(945)
Loans, net of unearned income and deferred fees	587,902	576,443
Less allowance for loan losses	(8,245)	(7,664)
Loans, net	579,657	568,779
Premises and equipment, net	10,366	10,470
Accrued interest receivable	6,514	6,016
Other real estate owned, net	2,222	1,723
Intangible assets and goodwill	11,272	11,543
Other assets	25,540	26,082
Total assets	$1,026,558	$1,022,238

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$136,769	$131,540
Interest-bearing demand deposits	372,470	365,040
Savings deposits	58,273	55,800
Time deposits	318,383	332,203
Total deposits	885,895	884,583
Accrued interest payable	260	257
Other liabilities	6,738	8,211
Total liabilities	892,893	893,051
Commitments and contingencies	---	---

Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	$	---	$	---
Common stock of $1.25 par value.
Authorized 10,000,000 shares; issued and outstanding 6,935,974 shares at March 31, 2011 and 6,933,474 shares at December 31, 2010		8,670		8,667
Retained earnings		127,218		123,161
Accumulated other comprehensive loss, net		(2,223)		(2,641)
Total stockholders' equity		133,665		129,187
Total liabilities and stockholders' equity		$1,026,558		$1,022,238

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	March 31,	March 31,
$ in thousands, except per share data	2011	2010
Interest Income
Interest and fees on loans	$9,095	$9,176
Interest on interest-bearing deposits	32	19
Interest on securities – taxable	1,662	1,443
Interest on securities – nontaxable	1,676	1,602
Total interest income	12,465	12,240

Interest Expense
Interest on time deposits of $100,000 or more	561	946
Interest on other deposits	1,818	2,033
Total interest expense	2,379	2,979
Net interest income	10,086	9,261
Provision for loan losses	800	647
Net interest income after provision for loan losses	9,286	8,614

Noninterest Income
Service charges on deposit accounts	612	714
Other service charges and fees	58	47
Credit card fees	733	666
Trust income	246	269
BOLI income	184	185
Other income	91	104
Realized securities gains (losses), net	10	(14)
Total noninterest income	1,934	1,971

Noninterest Expense
Salaries and employee benefits	2,904	2,856
Occupancy and furniture and fixtures	423	491
Data processing and ATM	444	357
FDIC assessment	346	263
Credit card processing	586	508
Intangible assets amortization	271	271
Net costs of other real estate owned	134	33
Franchise taxes	242	239
Other operating expenses	734	766
Total noninterest expense	6,084	5,784
Income before income taxes	5,136	4,801
Income tax expense	1,112	1,032
Net Income	$4,024	$3,769

Basic net income per share		$0.58		$0.54
Fully diluted net income per share		$0.58		$0.54
Weighted average number of commonshares outstanding – basic		6,933,780		6,933,474
Weighted average number of commonshares outstanding – diluted		6,957,450		6,952,812
Dividends declared per share	$	---	$	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2011 and 2010
(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balances at December 31, 2009	$8,667	$113,901	$(492)		$122,076
Net income	---	3,769	---	$3,769	3,769
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of income tax $350	---	---	---	650	---
Reclass adjustment, net of tax $5	---	---	---	9	---
Other comprehensive income, net of tax $355	---	---	659	659	659
Comprehensive income	---	---	---	$4,428	---
Balances at March 31, 2010	$8,667	$117,670	$167		$126,504

Balances at December 31, 2010	$8,667	$123,161	$(2,641)		$129,187
Net income	---	4,024	---	$4,024	4,024
Stock options exercised	3	33	---		36
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale, net of income tax $228	---	---	---	423	---
Reclass adjustment, net of tax $(3)	---	---	---	(5)	---
Other comprehensive income, net of tax $225	---	---	418	418	418
Comprehensive income	---	---	---	$4,442	---
Balances at March 31, 2011	$8,670	$127,218	$(2,223)		$133,665

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	March 31,	March 31,
$ in thousands	2011	2010
Cash Flows from Operating Activities
Net income	$4,024	$3,769
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	647
Depreciation of bank premises and equipment	209	223
Amortization of intangibles	271	271
Amortization of premiums and accretion of discounts, net	61	79
(Gains) losses on sales and calls of securities available for sale, net	(8)	14
(Gains) on calls of securities held to maturity, net	(2)	---
Losses and write-downs on other real estate owned	100	29
Net change in:
Mortgage loans held for sale	2,460	(1,232)
Accrued interest receivable	(498)	64
Other assets	228	(63)
Accrued interest payable	3	56
Other liabilities	(1,368)	740
Net cash provided by operating activities	6,280	4,597

Cash Flows from Investing Activities
Net change interest-bearing deposits	13,726	(22,976)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	10,659	13,782
Proceeds from calls, principal payments and maturities of securities held to maturity	5,449	9,833
Purchases of securities available for sale	(16,000)	(6,359)
Purchases of securities held to maturity	(7,138)	(6,030)
Collections of loan participations	25	66
Loan originations and principal collections, net	(12,622)	671
Proceeds from disposal of other real estate owned	295	210
Recoveries on loans charged off	25	24
Additions to bank premises and equipment	(105)	(324)
Net cash used in investing activities	(5,686)	(11,103)

Cash Flows from Financing Activities
Net change in time deposits	(13,820)	(5,188)
Net change in other deposits	15,132	10,544
Stock options exercised	36	---
Net cash provided by financing activities	1,348	5,356
Net change in cash and due from banks	1,942	(1,150)
Cash and due from banks at beginning of period	9,858	12,894
Cash and due from banks at end of period	$11,800	$11,744

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds		$2,376	$2,923
Income taxes paid	$	---	$576

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses		$243	$456
Loans transferred to other real estate owned		$894	$680
Unrealized gains on securities available for sale		$643	$1,014

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

$ in thousands, except per share data and % data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2010 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.
Subsequent events have been considered through the date when the Form 10-Q was issued.

Note 2: Stock-Based Compensation

The Company had a stock option plan, the 1999 Stock Option Plan, that was adopted in 1999 and that was terminated on March 9, 2009. From 1999 to 2005, incentive stock options were granted annually to key employees of NBI and its subsidiaries. None have been granted since 2005.  All of the outstanding stock options are vested. Because there have been no options granted in 2011 and all options were fully vested at December 31, 2008, there is no expense included in net income for the periods presented.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	109,500	$22.14
Exercised	2,500	14.825
Forfeited or expired	---	---
Outstanding March 31, 2011	107,000	$22.31	4.28	$706
Exercisable at March 31, 2011	107,000	$22.31	4.28	$706

During the three months ended March 31, 2011, there were 2,500 shares exercised with an intrinsic value of $35. During the first three months of 2010, there were no stock options exercised.

Note 3:                      Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

The allowance for loan losses methodology incorporates individual evaluation of impaired loans and collective evaluation of groups of non-impaired loans. The Company performs ongoing analysis of the loan portfolio to determine credit quality and identify impaired loans. Credit quality is rated based on the loan’s payment history, the borrower’s current financial situation and value of the underlying collateral.
Impaired loans are those loans that have been modified in a troubled debt restructure and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate the probability that collection will not occur according to the loan’s terms. Generally, impaired loans are risk rated “classified” or “other assets especially mentioned.”  Impaired loans are measured at the lower of the invested amount or the fair market value. Impaired loans with an impairment loss are designated nonaccrual. Please refer to Note 1 of the 10-K, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.
Using a risk-based perspective, the Company determined five major categories, called segments, within the non-impaired portfolio. Characteristics of loans within portfolio segments are further analyzed to determine sub-groups.  These characteristics include collateral type, repayment sources, and (if applicable) the borrower’s business model.  Subgroups with total balances exceeding 5% of Tier I and Tier II Capital are designated as loan classes.

The Company’s segments consist of real estate-secured consumer loans, non-real estate-secured consumer loans, commercial real estate, commercial and industrial loans and construction, development and land loans.  Consumer real estate is composed of loans to purchase or build a primary residence as well as equity lines secured by a primary residence.  Consumer non-real estate contains credit cards, automobile and other installment loans, and deposit overdrafts.  Commercial real estate is composed of all commercial loans that are secured by real estate.  The commercial and industrial segment is commercial loans that are not secured by real estate.  Construction, development and other land loans are composed of loans to developers of residential and commercial properties.

The Company’s segments and classes are as follows:

Consumer Real Estate
        Equity lines
        Closed-end consumer real estate
        Consumer construction

Consumer, Non-Real Estate
        Credit cards
        Consumer, general
        Consumer overdraft

Commercial & Industrial
        Commercial & industrial

Construction, Development and Land
        Residential
        Commercial

Commercial Real Estate
        College housing
        Office/Retail space
        Nursing homes
        Hotels
        Municipalities
        Medical professionals
        Religious organizations
        Convenience stores
        Entertainment and sports
        Nonprofits
        Restaurants
        General contractors
        Other commercial real estate

Risk factors are analyzed for each class to estimate collective reserves.  Factors include allocations for the historical charge-off percentage and changes in national and local economic and business conditions, in the nature and volume of the portfolio, in loan officers’ experience and in loan quality.  Increased allocations for the risk factors applied to each class are made for special mention and classified loans.  The Company allocates additional reserves for “high risk” loans, determined to be junior lien mortgages, high loan-to-value loans and interest-only loans.

An analysis of the allowance for loan losses follows:

	Three Months ended March 31,		Year ended December 31,
	2011	2010	2010
Balance at beginning of period	$7,664	$6,926	$6,926
Provision for loan losses	800	647	3,409
Loans charged off	(244)	(456)	(2,810)
Recoveries of loans previously charged off	25	24	139
Balance at the end of period	$8,245	$7,141	$7,664
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.40%	1.21%	1.33%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.15%	0.30%	0.46%
Ratio of allowance for loan losses to nonperforming loans(2)	96.58%	92.23%	91.01%

(1)	Net charge-offs are on an annualized basis.
(2)	The Company defines nonperforming loans as total nonaccrual and restructured loans. Loans 90 days past due and still accruing are excluded.

A detailed analysis showing the allowance roll-forward by portfolio segment follows:

March 31, 2011
	Consumer Real Estate	Consumer Non-Real Estate	Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$1,059	$586	$4,033	$1,108	$749	$129	$7,664
Charge-offs	(36)	(90)	(118)	---	---	---	(244)
Recoveries	7	18	---	---	---	---	25
Provision for loan losses	72	(50)	740	113	(59)	(16)	800
Ending Balance	$1,102	$464	$4,655	$1,221	$690	$113	$8,245

December 31, 2010
	Consumer Real Estate	Consumer Non-Real Estate	Commercial Real Estate	Commercial & Industrial	Construction, Development & Land	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$249	$1,049	$4,321	$459	$562	$286	$6,926
Charge-offs	(89)	(358)	(1,021)	(927)	(415)	---	(2,810)
Recoveries	10	67	61	1	---	---	139
Provision for loan losses	889	(172)	672	1,575	602	(157)	3,409
Ending Balance	$1,059	$586	$4,033	$1,108	$749	$129	$7,664

An analysis of the components of the ending balance of the allowance for loan losses by portfolio segment follows:

March 31, 2011
	Consumer Real Estate	Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Allowance for loans individually evaluated for impairment	$30	$	---	$626	$558	$42	$	---	$1,256
Allowance for loans collectively evaluated for impairment	1,072		464	4,029	663	648		113	6,989
Total allowance for loan losses	$1,102		$464	$4,655	$1,221	$690		$113	$8,245

December 31, 2010
	Consumer Real Estate	Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Allowance for loans individually evaluated for impairment	$27	$	---	$565	$508	$100	$	---	$1,200
Allowance for loans collectively evaluated for impairment	1,032		586	3,468	600	649		129	6,464
Total allowance for loan losses	$1,059		$586	$4,033	$1,108	$749		$129	$7,664

The ending balance of loans associated with the components of the allowance for loan losses follows:

March 31, 2011
	Consumer Real Estate	Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Loans individually evaluated for impairment	$614	$	---	$5,172	$608	$1,536	$	---	$7,930
Loans collectively evaluated for impairment	115,438		30,566	350,893	38,597	44,478		---	579,972
Total loans	$116,052		$30,566	$356,065	$39,205	$46,014	$	---	$587,902

December 31, 2010
	Consumer Real Estate	Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Loans individually evaluated for impairment	$505	$	---	$5,151	$698	$2,437	$	---	$8,791
Loans collectively evaluated for impairment	108,855		35,679	343,780	36,374	42,964		---	567,652
Total loans	$109,360		$35,679	$348,931	$37,072	$45,401	$	---	$576,443

A summary of nonperforming assets follows:

	March 31,		December 31,
	2011	2010	2010
Nonperforming assets:
Nonaccrual loans	$7,653	$7,743	$1,938
Restructured loans not in nonaccrual	884	---	6,483
Total nonperforming loans	8,537	7,743	8,421
Other real estate owned, net	2,222	2,567	1,723
Total nonperforming assets	$10,759	$10,310	$10,144
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.83%	1.75%	1.75%

A summary of loans past due 90 days or more and impaired loans follows:

	March 31,				December 31,
	2011		2010		2010
Loans past due 90 days or more and still accruing		$1,078		$2,217	$1,336
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.18%		0.38%	0.23%
Impaired loans:
Total impaired loans		$7,930		$7,743	$8,791
Impaired loans with a valuation allowance		$7,084		$7,693	$7,676
Valuation allowance		1,256		2,438	1,200
Impaired loans, net of allowance		$5,828		$5,255	$6,476
Impaired loans with no valuation allowance		$846		$50	$1,115
Average recorded investment in impaired loans(1)		$7,690		$7,712	$7,526
Income recognized on impaired loans		$20	$	---	$17
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1) Recorded investment includes principle and accrued interest.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows:

March 31, 2011
	Average Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	(A) Total Recorded Investment in Impaired Loans	Recorded Investment in (A) for Which There is No Related Allowance	Recorded Investment in (A) for Which There is a Related Allowance	Related Allowance for Impaired Loans	Interest Income Recognized
Consumer Real Estate
Closed-end Consumer Real Estate	$542	$614	$614	$75	$539	$30	$1

Commercial Real Estate
Hotels	3,496	3,502	3,502	285	3,217	113	---
Medical Professionals	52	79	79	---	79	79	5
College Housing	121	82	82	---	82	---	---
Undeveloped Land	254	252	254	254	---	---	3
Other Commercial Real Estate	1,159	1,257	1,259	---	1,259	434	10

Commercial & Industrial
Commercial & Industrial	608	608	608	---	608	558	---

Construction, Development and Land
Residential	1,458	1,536	1,536	358	1,178	42	1

Total	$7,690	$7,930	$7,934	$972	$6,962	$1,256	$20

    December 31, 2010
	Average Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	(A) Total Recorded Investment in Impaired Loan	Recorded Investment in (A) for Which There is No Related Allowance		Recorded Investment in (A) for Which There is a Related Allowance	Related Allowance for Impaired Loans	Interest Income Recognized
Consumer Real Estate
Closed-end Consumer Real Estate	$337	$505	$505	$	---	$505	$26	$	---

Commercial Real Estate
Office & Retail	253	---	---		---	---	---		---
Hotel	2,767	3,509	3,509		287	3,222	267		---
Convenience stores	49	577	592		592	---	---		15
Other commercial real estate	337	1,065	1,066		---	1,066	299		1

Commercial & Industrial
Commercial & Industrial	1,183	698	698		---	698	508		---

Construction, Development and Land
Residential	2,579	2,185	2,185		---	2,185	100		---
Commercial	21	252	253		253	---	---		1

Total	$7,526	$8,791	$8,808		$1,132	$7,676	$1,200		$17

Note: Only classes with impaired loans are shown.

The Company collects and discloses data in compliance with accounting guidance in effect for the year disclosed. The table above and the following tables disclose information only for December 31, 2010 and March 31, 2011, following accounting guidance adopted during 2010.  Information for periods prior to December 31, 2010 was collected according to guidance in effect at that time and is not available in the format adopted in 2010.

An analysis of past due and nonaccrual loans follows:

March 31, 2011
	30 – 89 Days Past Due	90 or More Days Past Due		90 Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate
Equity Lines	$30	$	---	$	---	$	---
Closed-ended Consumer Real Estate	948		1,514		321		1,193
Consumer Construction	---		---		---		---

Consumer, Non-Real Estate
Credit Cards	24		28		28		---
Consumer General	246		65		65		---
Consumer Overdraft	---		---		---		---

Commercial Real Estate
College Housing	681		182		---		182
Office/Retail	---		---		---		---
Nursing Homes	---		---		---		---
Hotels	624		526		---		3,502
Municipalities	---		---		---		---
Medical Professionals	---		---		---		---
Religious Organizations	---		---		---		---
Convenience Stores	38		---		---		---
Entertainment and Sports	---		---		---		---
Nonprofits	---		---		---		---
Restaurants	332		---		---		---
General Contractors	---		66		43		163
Other Commercial Real Estate	1,159		1,191		582		609

Commercial and Industrial
Commercial and Industrial	14		507		39		468

Construction, Development and Land
Residential	---		1,301		---		1,536
Commercial	---		---		---		---
Total	$4,096		$5,380		$1,078		$7,653

December 31, 2010
	30 – 89 Days Past Due	90 or More Days Past Due		90 Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate
Equity Lines	$69	$	---	$	---	$	---
Closed-ended Consumer Real Estate	1,868		1,178		612		783
Consumer Construction	---		---		---		---

Consumer, Non-Real Estate
Credit Cards	67		42		29		---
Consumer General	518		45		37		---
Consumer Overdraft	---		---		---		---

Commercial Real Estate
College Housing	224		262		---		---
Office/Retail	---		---		---		---
Nursing Homes	---		---		---		---
Hotels	---		802		---		3,509
Municipalities	---		---		---		---
Medical Professionals	---		181		---		---
Religious Organizations	---		---		---		---
Convenience Stores	9		577		577		---
Entertainment and Sports	---		---		---		---
Nonprofits	---		---		---		---
Restaurants	---		---		---		---
General Contractors	---		85		---		---
Other Commercial Real Estate	792		136		---		715

Commercial and Industrial
Commercial and Industrial	740		609		81		879

Construction, Development and Land
Residential	---		2,185		---		2,185
Commercial	25		---		---		---
Total	$4,312		$6,102		$1,336		$8,071

Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired. Total nonaccrual loans at March 31, 2011 were $7,653, of which $6,794 were impaired, compared with $7,743 in nonaccruals at March 31, 2010, all of which were impaired.  As of December 31, 2010 nonaccruals totaled $8,071, of which $7,612 were impaired.  No interest income was recognized on nonaccrual loans for the three months ended March 31, 2011 or March 31, 2010.
Loans past due greater than 90 days that continue to accrue interest totaled $1,078 at March 31, 2011, compared with $1,336 at December 31, 2010, and $2,217 at March 31, 2010.
The estimate of credit risk for non-impaired loans is obtained by applying allocations for internal and external factors.  The allocations are increased for loans that exhibit greater credit quality risk.

Credit quality indicators, which the Company terms risk grades, are assigned through the Company’s credit review function for larger loans and selective review of loans that fall below credit review thresholds.  Loans that do not indicate heightened risk are graded as “pass.” Loans that appear to have elevated credit risk because of frequent or persistent past due status, which is less than 75 days, or that show weakness in the borrower’s financial condition are risk graded “special mention.”  Loans with frequent or persistent delinquency exceeding 75 days or that have a higher level of weakness in the borrower’s financial condition are graded “classified.” Classified loans have regulatory risk ratings of “substandard” and “doubtful.”   Allocations are increased by 50% and by 100% for loans with grades of “special mention” and “classified,” respectively.
Determination of risk grades was completed for the portfolio as of March 31, 2011 and 2010.

The following displays non-impaired loans by credit quality indicator:

March 31, 2011
	Pass	Special Mention	Classified (Excluding Impaired)
Consumer Real Estate
Equity Lines	$16,286	$20	$25
Closed-end Consumer Real Estate	93,083	620	2,413
Consumer Construction	2,991	---	---

Consumer, Non-Real Estate
Credit Cards	6,418	---	24
Consumer General	23,594	89	165
Consumer Overdraft	276	---	---

Commercial Real Estate
College Housing	87,392	459	708
Office/Retail	68,910	3,500	270
Nursing Homes	13,801	---	---
Hotels	21,805	1,870	621
Municipalities	16,693	---	---
Medical Professionals	16,410	---	---
Religious Organizations	17,374	---	---
Convenience Stores	9,858	38	---
Entertainment and Sports	7,631	---	---
Nonprofits	6,070	---	---
Restaurants	6,581	---	152
General Contractors	4,728	59	1,423
Other Commercial Real Estate	63,490	---	1,051

Commercial and Industrial
Commercial and Industrial	38,474	59	64

Construction, Development and Land
Residential	16,550	---	2,400
Commercial	25,392	---	136

Total	$563,807	$6,714	$9,452

December 31, 2010
	Pass	Special Mention		Classified (Excluding Impaired)
Consumer Real Estate
Equity Lines	$15,735	$	---	$119
Closed-ended Consumer Real Estate	85,313		731	2,969
Consumer Construction	3,988		---	---

Consumer, Non-Real Estate
Credit Cards	6,446		---	14
Consumer General	28,730		392	94
Consumer Overdraft	3		---	---

Commercial Real Estate
College Housing	88,110		461	1,016
Office/Retail	60,540		3,500	848
Nursing Homes	28,018		---	---
Hotel	10,689		1,878	625
Municipalities	16,979		---	---
Medical Professionals	17,111		---	181
Religious Organizations	12,643		---	---
Convenience Stores	9,010		9	---
Entertainment and Sports	7,694		---	---
Nonprofit	6,421		---	---
Restaurants	6,740		---	153
General Contractors	6,175		---	240
Other Commercial Real Estate	63,679		111	951

Commercial and Industrial
Commercial and Industrial	34,826		129	1,419

Construction, Development and Land
Residential	25,760		---	2,633
Commercial	14,405		---	164

Total	$549,015		$7,211	$11,426

Sales, Purchases and Reclassification of Loans
The Company finances mortgages under “best efforts” contracts with mortgage purchasers.  The mortgages are designated as held for sale upon initiation.  There have been no major reclassifications from portfolio loans to held for sale.  Occasionally, the Company purchases or sells participations in loans.  The Company has not purchased any participations in 2011.  All participation loans previously purchased met the Company’s normal underwriting standards at the time the participation was entered.  Participation loans are included in the appropriate portfolio balances to which the allowance methodology is applied.

 Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of March 31, 2011 are as follows:

	March 31, 2011
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for sale:
U.S. Treasury	$2,014	$158	$	---	$2,172
U.S. Government agencies	99,624	397		2,588	97,433
Mortgage-backed securities	9,643	599		---	10,242
States and political subdivisions	58,475	1,529		177	59,827
Corporate	16,890	741		---	17,631
Federal Home Loan Bank stock	1,677	---		---	1,677
Federal Reserve Bank stock	92	---		---	92
Other securities	1,935	---		165	1,770
Total	$190,350	$3,424		$2,930	$190,844

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of March 31, 2011 are as follows:

	March 31, 2011
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to maturity:
U.S. Government agencies	$14,070	$297	$161	$14,206
Mortgage-backed securities	1,079	93	---	1,172
States and political subdivisions	114,861	1,924	978	115,807
Corporate	2,659	38	24	2,673
Total	$132,669	$2,352	$1,163	$133,858

Information pertaining to securities with gross unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2011
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily impaired securities:
U.S. Government agencies	$82,825	$2,749	$	---	$	---
States and political subdivisions	35,483	983		2,614		172
Corporate	976	24		---		---
Other securities	186	3		142		162
Total	$119,470	$3,759		$2,756		$334

	December 31, 2010
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily impaired securities:
U.S. Government agencies	$64,850	$3,127	$	---	$	---
States and political subdivisions	65,640	2,605		2,528		258
Corporate	969	31		---		---
Other securities	---	---		247		246
Total	$131,459	$5,763		$2,775		$504

The Company had 136 securities with a fair value of $122,226 which were temporarily impaired at March 31, 2011.  The total unrealized loss on these securities was $4,093. Of the temporarily impaired total, five securities with a fair value of $2,756 and an unrealized loss of $334 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at March 31, 2011 for the reasons set out below.
U.S. Government agencies. The unrealized losses in this category of investments were caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of these investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.
States and political subdivisions. This category’s unrealized losses are primarily the result of interest rate and market fluctuations and also a certain few ratings downgrades brought about by the impact of the economic downturn on states and political subdivisions. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.
Corporate debt securities. The Company’s unrealized losses in corporate debt securities are related to interest rate and market fluctuations and to ratings downgrades for a limited number of securities. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.
Other. The Company holds an investment in an LLC and a small amount of community bank stock. The value of these investments has been negatively affected by market conditions. Because the Company does not intend to sell these investments before recovery of amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired.
As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2011, management did not consider there to be any impairment.
Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully follow any changes in bond quality. Refer to “Securities” in this report for additional information.

Note 5: Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.
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
In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.
In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 is March 28, 2011.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

Note 6: Defined Benefit Plan

Components of Net Periodic Benefit Cost:

	Pension Benefits
	Three Months ended March 31,
	2011	2010
Service cost	$109	$100
Interest cost	176	172
Expected return on plan assets	(203)	(152)
Amortization of prior service cost	(25)	(25)
Amortization of net obligation at transition	---	(3)
Recognized net actuarial loss	73	62
Net periodic benefit cost	$130	$154

2011 Plan Year Employer Contribution

Without considering the prefunding balance, NBI’s minimum required contribution to the National Bankshares, Inc. Retirement Income Plan (the “Plan”) is $816. Considering the prefunding balance, the 2011 minimum required contribution is $0. The Company elected to contribute $146 to the Plan in the quarter ended March 31, 2011.

2010 Plan Year Employer Contributions

On March 29, 2011, NBI made an additional 2010 plan year contribution of $2,500,000 to the Plan. Taken together with the $585,047 the Company previously contributed to the defined benefit plan, the total 2010 plan year contribution was $3,085,047. The Company accrues a liability for pension plan contributions based on actuarial calculations. The 2010 additional contribution was made from the accrued liability and had no material effect on the Company’s income statement, capital ratios or liquidity.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2011 Using
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,172	$	---	$2,172	$	---
U.S. Government agencies and corporations	97,433		---	97,433		---
States and political subdivisions	59,827		---	59,827		---
Mortgage-backed securities	10,242		---	10,242		---
Corporate debt securities	17,631		---	17,631		---
Other securities	1,770		---	1,770		---
Total securities available for sale	$190,844	$	---	$190,844	$	---

		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,183	$	---	$2,183	$	---
U.S. Government agencies and corporations	88,152		---	88,152		---
States and political subdivisions	61,682		---	61,682		---
Mortgage-backed securities	11,379		---	11,379		---
Corporate debt securities	17,680		---	17,680		---
Other securities	2,062		---	2,062		---
Total securities available for sale	$183,138	$	---	$183,138	$	---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2011 or December 31, 2010. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement. Troubled debt restructurings are impaired loans. The measurement of loss associated with impaired loans may be based on either the observable market price of the loan, the present value of the expected cash flows or the fair value of the collateral. Fair value of the Company’s impaired loans is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal using observable market data, if the collateral is deemed significant. If the collateral is not deemed significant, the value of business equipment is based on the net book value on the borrower’s financial statements. Likewise, values for inventory and accounts receivables collateral are based on the borrower’s financial statement balances or aging reports (Level 3). Estimated losses on impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at March 31, 2011 and at December 31, 2010.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2011	Impaired loans net of valuation allowance	$5,706	$	---	$	---	$5,706
December 31, 2010	Impaired loans net of valuation allowance	6,476		---		---	6,476

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis at March 31, 2011 and at December 31, 2010.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2011	Other real estate owned net of valuation allowance	$590	$	---	$	---	$590
December 31, 2010	Other real estate owned net of valuation allowance	535		---		---	535

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at March 31, 2011 and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$11,800	$11,800	$9,858	$9,858
Interest-bearing deposits	55,674	55,674	69,400	69,400
Securities	323,513	324,702	315,907	314,820
Mortgage loans held for sale	---	---	2,460	2,460
Loans, net	579,657	546,764	568,779	539,152
Accrued interest receivable	6,514	6,514	6,016	6,016
Financial liabilities:
Deposits	$885,895	882,278	$884,583	$880,290
Accrued interest payable	260	260	257	257

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the “Company”), which are not otherwise apparent from the consolidated financial statements and other information included in this report.  Please refer to the financial statements and other information included in this report as well as the 2010 Annual Report on Form 10-K for an understanding of the following discussion and analysis.

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
These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of our 2010 Annual Report on Form 10-K.
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

Allowance for Loan Losses

The allowance for loan losses is an accrual of estimated losses that have been sustained in our loan portfolio. The allowance is reduced by charge-offs of loans and increased by the provision for loan losses and recoveries of previously charged-off loans.  The determination of the allowance is based on two accounting principles, FASB Topic 450-20 (Contingencies) which requires that losses be accrued when occurrence is probable and the amount of the loss is reasonably estimable, and FASB Topic 310-10 (Receivables) which requires accrual of losses on impaired loans if the recorded investment exceeds fair value.
Probable losses are accrued through two calculations, individual evaluation of impaired loans and collective evaluation of the remainder of the portfolio. Impaired loans are larger non-homogeneous loans for which there is a probability that collection will not occur according to the loan terms, as well as loans whose terms have been modified in a troubled debt restructuring. Impaired loans with an estimated impairment loss are placed on nonaccrual status.
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
Non-impaired loans are grouped by portfolio segment and loan class. Loans within a segment or class have similar risk characteristics. Each segment and class is evaluated for probable loss by applying quantitative and qualitative factors, including net charge-off trends, delinquency rates, concentration trends and economic trends. The Company accrues additional estimated loss for criticized loans within each class and for loans designated high risk. High risk loans are defined as junior lien mortgages, loans with high loan-to-value ratios and loans with payments of interest-only required. Both criticized loans and high risk loans are included in the base risk analysis for each class and are allocated additional reserves.
The estimation of the accrual involves analysis of internal and external variables, methodologies, assumptions and our judgment and experience. Key judgments used in determining the allowance for loan losses include internal risk rating determinations, market and collateral values, discount rates, loss rates, and our view of current economic conditions. These judgments are inherently subjective and our actual losses could be greater or less than the estimate. Future estimates of the allowance could increase or decrease based on changes in the financial condition of individual borrowers, concentrations of various types of loans, economic conditions or the markets in which collateral may be sold. The estimate of the allowance accrual determines the amount of provision expense and directly affects our financial results.
During 2009 and 2010, we experienced increases in delinquencies and net charge-offs due to deterioration of the housing market and the economy as a whole. The estimate of the allowance considered these market conditions in determining the accrual. However, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Certain key judgments were used in the valuation measurement. Goodwill is held by the Company’s bank subsidiary. The bank subsidiary is 100% owned by the Company, and no market capitalization is available.  Because most of the Company’s assets are comprised of the subsidiary bank’s equity, the Company’s market capitalization was used to estimate NBB’s capitalization. Other judgments include the assumption that the companies and transactions used as comparables for the second and third technique were appropriate to the estimate of the Company’s fair value, and that the comparable multiples are appropriate indicators of fair value, and compliant with accounting guidance.
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

Overview

National Bankshares, Inc. (“NBI”) is a financial holding company incorporated under the laws of Virginia. Located in southwest Virginia, NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”). NBB, which does business as National Bank from twenty-five office locations, is a community bank. NBB is the source of nearly all of the Company’s revenue. NBFS does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.
NBI common stock is listed on the NASDAQ Capital Market and is traded under the symbol “NKSH.”

Performance Summary

The following table presents NBI’s key performance ratios for the three months ended March 31, 2011 and the year ended December 31, 2010. The measures for March 31, 2011 are annualized, except for basic net earnings per share and fully diluted net earnings per share.

	March 31, 2011	December 31, 2010
Return on average assets	1.60%	1.57%
Return on average equity	12.44%	12.07%
Basic net earnings per share	$0.58	$2.25
Fully diluted net earnings per share	$0.58	$2.24
Net interest margin (1)	4.68%	4.52%
Noninterest margin (2)	1.66%	1.49%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The return on average assets for the three months ended March 31, 2011 was 1.60%, 3 basis points higher than the 1.57% for the year ended December 31, 2010. The return on average equity grew from 12.07% for the year ended December 31, 2010 to 12.44% for the three months ended March 31, 2011. The net interest margin was a healthy 4.68% at the end of the first quarter of 2011, up 16 basis points from the 4.52% reported at year-end. The primary factor driving the increase in the net interest margin was the declining cost to fund interest-earning assets. Even though the Company had a modest decline in the yield on earning assets for the first three months of 2011, the decline was more than offset by declining interest expense.
The noninterest margin increased from 1.49% at December 31, 2010 to 1.66% at March 31, 2011, primarily because of an increase in noninterest expense. Please refer to the discussion under noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table:

	March 31, 2011	December 31, 2010	Percent Change
Securities	$323,513	$315,907	2.41%
Loans, net	579,657	568,779	1.91%
Deposits	885,895	884,583	0.15%
Total assets	1,026,558	1,022,238	0.42%

Securities increased by $7,606, or 2.41%, from $315,907 at December 31, 2010 to $323,513 at March 31, 2011. Net loans at March 31, 2011 were $579,657, up $10,878, or 1.91%, from $568,779 at December 31, 2010. Deposits increased 0.15%, from $884,583 at year-end to $885,895 at March 31, 2011, or $1,312. Total assets were $1,022,238 at December 31, 2010 and were $1,026,558 at March 31, 2011, an increase of $4,320, or 0.42%.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	March 31, 2011	March 31, 2010	December 31, 2010
Nonperforming loans	$8,537	$7,743	$8,421
Loans past due 90 days or more, and still accruing	1,078	2,217	1,336
Other real estate owned	2,222	2,567	1,723
Allowance for loan losses to loans	1.40%	1.21%	1.33%
Net charge-off ratio	0.15%	0.30%	0.46%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.83%	1.75%	1.75%
Ratio of allowance for loan losses to nonperforming loans	96.58%	92.23%	91.01%

Total nonperforming loans at March 31, 2011 were $8,537, which compares with $8,421 at December 31, 2010 and $7,743 at March 31, 2010. Of the nonperforming loans, $884 are accruing restructured loans, $5,314 are nonaccrual restructured loans and $2,339 are other loans in nonaccrual status. At March 31, 2011, the ratio of nonperforming loans to loans net of unearned income and deferred fees was 1.45%.
The prolonged recession and the slow recovery of the national and local economies contributed to the increase in nonperforming loans. The higher level of nonperforming loans impacted the amount of the provision for loan losses.   Among other factors, the total of nonperforming loans is considered in calculating the Company’s allowance for loan losses, which in turn determines the amount needed in the provision for loan losses.  The provision for loan losses for the three months ended March 31, 2011 was $800, and it was $647 for the three months ended March 31, 2010. This represents an increase of $153, or 23.65%, when the two periods are compared. At March 31, 2011, the ratio of the allowance for loan losses to loans was 1.40%, and it was 1.33% at December 31, 2010 and 1.21% at March 31, 2010. Prior year charge-off ratios are factored into the reserve calculations and contributed to the increase. Because known nonperforming loans have been included in the calculation for the allowance for loan losses, further additions to the provision for loan losses would be the result of the refinement of loss estimates and are not expected to dramatically affect net income.
The net charge-off ratio was 0.15% at March 31, 2011, 0.46% at December 31, 2010 and 0.30% at March 31, 2010. Loans past due 90 days or more and still accruing declined to $1,078 at March 2011, from $1,336 at December 31, 2010 and $2,217 at March 31, 2010.  The decline is the result of loans being charged-off or placed on nonaccrual status.  Collateral that previously secured some charged-off loans is now in other real estate owned because of foreclosure or deeds in lieu of foreclosure.  The total of other real estate owned was $2,222 at March 31, 2011, up from $1,723 at December 31, 2010 but down from $2,567 at March 31, 2010.  Because of the level of nonperforming loans, it is likely that the total of other real estate owned will increase in the remaining three quarters of 2011, as the real estate collateral associated with some of these loans is acquired in foreclosure.  It is not possible to accurately predict the future total of other real estate owned, because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

Net Interest Income

The net interest income analysis for the three months ended March 31, 2011 and 2010 follows:

	March 31, 2011			March 31, 2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)	$585,162	$9,159	6.35%	$588,940	$9,275	6.39%
Taxable securities	153,501	1,662	4.39%	127,032	1,443	4.61%
Nontaxable securities (1)(4)	166,799	2,592	6.30%	158,816	2,483	6.34%
Interest-bearing deposits	54,089	32	0.24%	34,866	19	0.22%
Total interest-earning assets	$959,551	$13,445	5.68%	$909,654	$13,220	5.89%
Interest-bearing liabilities:
Interest-bearing demand deposits	$368,191	$979	1.08%	$305,194	$786	1.04%
Savings deposits	56,184	11	0.08%	52,549	12	0.09%
Time deposits	323,237	1,389	1.74%	365,364	2,181	2.42%
Total interest-bearing liabilities	$747,612	$2,379	1.29%	$723,107	$2,979	1.67%
Net interest income and interest rate spread		$11,066	4.39%		$10,241	4.22%
Net yield on average interest-earning assets			4.68%			4.57%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the two three-month periods presented.
(2)	Included in interest income are loan fees of $205 and $182 for the three months ended March 31, 2011 and 2010, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Daily averages are shown at amortized cost.

The net interest margin increased 11 basis points from 4.57% to 4.68% for the three months ended March 31, 2011 and March 31, 2010, respectively. The increase in net interest margin was driven by a decline in the cost to fund earning assets of 38 basis points offset by a decline in the yield on interest earning assets of 21 basis points. The decline in the cost to fund earning assets came primarily from a 68 basis point reduction in the cost of time deposits offset by a 4 basis point increase in the cost of interest-bearing deposits, when the three-month periods ended March 31, 2011 and March 31, 2010 are compared.  The 21 basis point decline in the yield on earning assets can be accounted for mostly by declines in both the yields on loans and on taxable securities.  The yield on loans declined 4 basis points from March 31, 2010 to March 31, 2011, because of contractual repricing terms and the renegotiation of loan interest rates in response to competition.  The yield on taxable securities was 22 basis points lower for the three months ended March 31, 2011, when compared with the same period in 2010.  The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments.
The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.  In the recent past, with interest rates at historic lows, funding costs declined at a faster pace than the yield on earning assets.  The Company’s cost of funding is more sensitive to interest rate changes than is the yield on earning assets.

Provision and Allowance for Loan Losses

The provision for loan losses for the three month period ended March 31, 2011 was $800, compared with $647 for the first three months of 2010. The ratio of the allowance for loan losses to total loans at the end of the first quarter of 2011 was 1.40%, which compares to 1.33% at December 31, 2010. The net charge-off ratio was 0.15% at March 31, 2011 and 0.46% at December 31, 2010. The Company increased the provision and allowance for loan losses to reflect economic and asset quality trends. See “Asset Quality” for additional information.

 Noninterest Income

	Three Months ended
	March 31, 2011	March 31, 2010	Percent Change
Service charges on deposits	$612	$714	(14.29)%
Other service charges and fees	58	47	23.40%
Credit card fees	733	666	10.06%
Trust fees	246	269	(8.55)%
BOLI income	184	185	(0.54)%
Other income	91	104	(12.50)%
Realized securities gains (losses)	10	(14)	(171.43)%

Service charges on deposit accounts totaled $612 for the three months ended March 31, 2011. This is a 14.29% decrease, or $102, when compared with the same period in 2010. The decline was in large part the result of a decrease of $111 in fees from checking account overdrafts and fees for checks returned for insufficient funds, offset by minor increases in other service charges. The decline in fees for overdrafts and insufficient funds is representative of a nationwide trend of depositors managing bank accounts to reduce fees and service charges.
Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Income for the three months ended March 31, 2011 increased $11, or 23.40%, from the same period in 2010, due to minor, typical fluctuations.
Credit card fees for the first three months of 2011 were $733. This was an increase of $67, or 10.06%, when compared with the $666 total reported for the same period last year. The increase was due to a higher volume of merchant transaction fees and credit card fees. Management anticipates that this category of noninterest income may be negatively affected by provisions included in the Dodd-Frank Wall Street Reform and Consumer Protection Act. This recent legislation directs the Federal Reserve Bank to control the level of merchant fees. It is not yet known the extent to which the legislation may impact the level of credit card fees or when that impact will occur.
Income from Trust fees was $246 for the three months ended March 31, 2011. This is an 8.55% decrease from the $269 earned in the same period of 2010. Trust income varies depending on the total assets held in Trust accounts, the type of accounts under management and financial market conditions. The decrease in Trust income is attributable to a combination of all of these factors.
BOLI income did not change materially from March 31, 2010 to March 31, 2011.
Other income includes net gains from the sales of fixed assets, rent from foreclosed properties, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the three months ended March 31, 2011 was $91. This represents a decrease of $13, or 12.50%, when compared with the three months ended March 31, 2010. These areas fluctuate with market conditions and because of competitive factors.
Realized securities gains for the three months ended March 31, 2011 were $10, as compared with losses of $14 for the same period in 2010. Net realized securities gains and losses are market driven and have resulted from calls of securities.

Noninterest Expense

	Three Months ended
	March 31, 2011	March 31, 2010	Percent Change
Salaries and employee benefits	$2,904	$2,856	1.68%
Occupancy, furniture and fixtures	423	491	(13.85)%
Data processing and ATM	444	357	24.37%
FDIC assessment	346	263	31.56%
Credit card processing	586	508	15.35%
Intangibles amortization	271	271	---%
Net costs of other real estate owned	134	33	306.06%
Franchise taxes	242	239	1.26%
Other operating expenses	734	766	(4.18)%

Salary and benefits expense increased $48, or 1.68%, from $2,856 for the three months ended March 31, 2010 to $2,904 for the three months ended March 31, 2011. There was also a decrease of $24 in net periodic pension expense associated with the Company’s defined benefit pension plan. Net periodic expense varies because of changes in the number of plan participants, the age of participants, the level of employer contributions, the investment performance of the plan trust and the interest rate environment. Please refer to Note 6 to the financial statements for additional information.
Occupancy, furniture and fixtures expense was $423 for the three months ended March 31, 2011, a decrease of $68, or 13.85%, from the same period last year. The decline is a result of general cost control measures with no significant decreases in any one factor.
Data processing and ATM expense was $444 for the three months ended March 31, 2011, an increase of $87, or 24.37%, from the three months ended March 31, 2010. Higher data processing expense in the first three months of 2011 is associated with increased costs for communications because of infrastructure upgrades.
The Federal Deposit Insurance Corporation Deposit Insurance Fund assessment for the three months ended March 31, 2011 was $346. This compares with $263 for the same period in 2010. The FDIC assessment is currently based on the level of deposits. The assessment reflects increases in deposits, as well as additional premiums associated with the increase in the FDIC insurance threshold to $250. Given the severe impact of the economic downturn on some of the nation’s banks, the Company has no assurance that the FDIC will not increase assessments on insured banks to maintain the integrity of the Deposit Insurance Fund.
Credit card processing expense was $586 for the three months ended March 31, 2011, an increase of $78, or 15.35%, from the total for the three months ended March 31, 2010. This expense is driven by volume and other factors such as merchant discount rates and is subject to a degree of variability.
The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, and the expense was $271 for both periods ended March 31, 2011 and 2010.
Net costs of other real estate owned have increased from $33 for the three months ended March 31, 2010 to $134 for the three months ended March 31, 2011. This expense category includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. Management anticipates that the total of other real estate owned and related expenses will increase as the slow economy and weak real estate market continue to impact borrowers.
Bank franchise taxes have grown 1.26%, from $239 at March 31, 2010 to $242 for the three months ended 2011. State bank franchise taxes are based upon total equity, which has increased.
The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses for the three months ended March 31, 2011 declined $32 or 4.18% from $766 to $734 when compared with the same period in 2010. Management has made concerted efforts to control costs.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	March 31, 2011	December 31, 2010	Percent Change
Interest-bearing deposits	$54,089	$55,477	(2.50)%
Securities available for sale	187,510	161,504	16.10%
Securities held to maturity	132,322	128,028	3.35%
Mortgage loans held for sale	696	1,339	(48.02)%
Real estate construction loans	48,231	47,262	2.05%
Real estate mortgage loans	173,279	169,856	2.02%
Commercial and industrial loans	276,534	276,829	(0.11)%
Loans to individuals	87,400	91,657	(4.64)%
Total Assets	1,016,979	989,952	2.73%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$129,682	$122,818	5.59%
Interest-bearing demand deposits	368,191	322,705	14.10%
Savings deposits	56,184	54,543	3.01%
Time deposits	323,237	352,887	(8.40)%
Stockholders’ equity	131,191	129,003	1.70%

Securities

The total amortized cost of securities available for sale and securities held to maturity at March 31, 2011 was $323,019, and total fair value was $324,702. At March 31, 2011, the Company held individual securities with a total fair value of $122,226 that had a total unrealized loss of $4,093.  Of this total, securities with a fair value of $2,756 and an unrealized loss of $334 have been in a continuous loss position for 12 months or more.  At March 31, 2011, there were no securities that management determined to be other-than-temporarily impaired.
Management regularly monitors the quality of the securities portfolio, and management closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances.

Loans

	March 31, 2011	December 31, 2010	Percent Change
Commercial and industrial loans	$280,607	$269,818	4.00%
Real estate construction loans	48,671	46,169	5.42%
Real estate mortgage loans	173,785	173,533	0.15%
Loans to individuals	85,816	87,868	(2.34)%
Total loans	$588,879	$577,388	1.99%

The Company’s total gross loans increased by $11,491 or 1.99%, from $577,388 at December 31, 2010 to $588,879 at March 31, 2011. Commercial and industrial loans and real estate construction accounted for the majority of the increase, partially offset by a decrease in loans to individuals.
Commercial and industrial loans increased 4.00% from $269,818 at December 31, 2010 to $280,607 at March 31, 2011. The $10,789 increase is due to higher loan demand.
The 2.34% decline in loans to individuals continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers. Loans to individuals totaled $85,816 at March 31, 2011. This compares with $87,868 at year-end 2010.
Real estate construction loans grew 5.42% from $46,169 at December 31, 2010 to $48,671 at March 31, 2011. Real estate mortgage loans grew 0.15% or $252 from $173,533 at December 31, 2010 to $173,785 at March 31, 2011.
The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products or loans with initial teaser rates.

Deposits

	March 31, 2011	December 31, 2010	Percent Change
Noninterest-bearing demand deposits	$136,769	$131,540	3.98%
Interest-bearing demand deposits	372,470	365,040	2.04%
Saving deposits	58,273	55,800	4.43%
Time deposits	318,383	332,203	(4.16)%
Total deposits	$885,895	$884,583	0.15%

Total deposits increased $1,312, or 0.15% from $884,583 at December 31, 2010 to $885,895 at March 31, 2011.  Increases in all deposit categories other than time deposits totaled $15,132, or 2.74%. These increases were offset by a decline in time deposits of $13,820, or 4.16%, when March 31, 2011 is compared with December 31, 2010. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers are unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. At March 31, 2011, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.
Liquidity from securities is restricted by accounting and business considerations. The securities portfolio is segregated into available-for-sale and held-to-maturity. The Company considers only securities designated available-for-sale for typical liquidity needs.  Further, portions of the securities portfolio are pledged to meet state requirements for public funds deposits. Discount window borrowings also require pledged securities. Increased or decreased liquidity from public funds deposits or discount window borrowings results in increased or decreased liquidity from pledging requirements. The Company monitors public funds pledging requirements and the amount of unpledged available-for-sale securities that are accessible for liquidity needs.
Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At March 31, 2011, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.
The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At March 31, 2011, the Company’s liquidity is sufficient to meet projected trends in these areas.
To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At March 31, 2011, the analysis indicated adequate liquidity under the tested scenarios.
The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At March 31, 2011, the loan to deposit ratio was 66.36%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at March 31, 2011 was $133,665, an increase of $4,478, or 3.47%, from the $129,187 at December 31, 2010. The Tier I and Tier II risk-based capital ratios at March 31, 2011 were 18.57% and 19.80%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

Off-Balance Sheet Arrangements

In the normal course of business, NBB extends lines of credit and letters of credit to its customers.  Depending on their needs, customers may draw upon lines of credit at any time, in any amount up to a pre-approved limit.  Standby letters of credit are issued for two purposes.  Financial letters of credit guarantee payments to facilitate customer purchases.  Performance letters of credit guarantee payment if the customer fails to complete a specific obligation.
Historically, the full approved amount of letters and lines of credit has not been drawn at any one time. The Company has developed plans to meet a sudden and substantial funding demand. These plans include accessing a line of credit with a correspondent bank, borrowing from the FHLB, selling available for sale investments or loans and raising additional deposits.
The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default.   Mortgages must meet strict underwriting and documentation requirements for the sale to be completed.  The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of March 31, 2011.  To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.
There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2011, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at March 31, 2011. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the three months of 2011 and have not changed materially from those which were disclosed in the Company’s 2010 Form 10-K.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2010 in the Company’s 2010 Form 10-K.

Item 4.   Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 1A.Risk Factors

Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2010 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase stock during the first three months of 2011.

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior secuirites for the three months ended March 31, 2011.

Item 4.Reserved

Item 5.  Other Information

Subsequent Events
From March 31, 2011, the balance sheet date of this Form 10-Q, through the date of filing the Form 10-Q with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provide evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Item 6.  Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

DATE: May 9, 2011	/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Authorized Officer)

DATE May 9, 2011	/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)

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

Date: May 9, 2011

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

Date: May 9, 2011

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2011, I, James G. Rakes, President and Chief Executive Officer (Principal Executive Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended March 31, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended March 31, 2011, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes President and Chief Executive Officer (Principal Executive Officer) May 9, 2011

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2011, I, David K. Skeens, Treasurer and Chief Financial Officer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended March 31, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended March 31, 2011, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) May 9, 2011