Form 10-Q
period 2011-06-30
NATIONAL BANKSHARES INC
filed 2011-08-08
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at August 1, 2011 6,937,974

(This report contains 45 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I
Financial Information
Item 1. Financial Statements
National Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
$ in thousands, except per share data	2011	2010
Assets
Cash and due from banks	$13,113	$9,858
Interest-bearing deposits	54,768	69,400
Securities available for sale, at fair value	190,674	184,907
Securities held to maturity (fair value approximates $140,282 at June 30, 2011 and $129,913 at December 31, 2010)	136,399	131,000
Mortgage loans held for sale	248	2,460
Loans:
Real estate construction loans	47,549	46,169
Real estate mortgage loans	171,818	173,533
Commercial and industrial loans	290,694	269,818
Loans to individuals	84,510	87,868
Total loans	594,571	577,388
Less unearned income and deferred fees	(999)	(945)
Loans, net of unearned income and deferred fees	593,572	576,443
Less allowance for loan losses	(8,494)	(7,664)
Loans, net	585,078	568,779
Premises and equipment, net	10,232	10,470
Accrued interest receivable	6,255	6,016
Other real estate owned, net	1,855	1,723
Intangible assets and goodwill	11,001	11,543
Other assets	25,234	26,082
Total assets	$1,034,857	$1,022,238

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$136,041	$131,540
Interest-bearing demand deposits	384,329	365,040
Savings deposits	59,909	55,800
Time deposits	311,908	332,203
Total deposits	892,187	884,583
Accrued interest payable	237	257
Other liabilities	6,125	8,211
Total liabilities	898,549	893,051
Commitments and contingencies	---	---

Stockholders' Equity
Preferred stock, no par value, 5,000,000 sharesauthorized;
none issued and outstanding	---	---
Common stock of $1.25 par value.
Authorized 10,000,000 shares; issued and outstanding 6,937,974 shares at June 30, 2011 and 6,933,474 shares at December 31, 2010	8,672	8,667
Retained earnings	128,129	123,161
Accumulated other comprehensive loss, net	(493)	(2,641)
Total stockholders' equity	136,308	129,187
Total liabilities and stockholders' equity	$1,034,857	$1,022,238

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended June 30, 2011 and 2010
(Unaudited)

	June 30,	June 30,
$ in thousands, except per share data	2011	2010
Interest Income
Interest and fees on loans	$9,107	$9,260
Interest on interest-bearing deposits	35	30
Interest on securities – taxable	1,713	1,466
Interest on securities – nontaxable	1,620	1,591
Total interest income	12,475	12,347

Interest Expense
Interest on time deposits of $100 or more	505	894
Interest on other deposits	1,841	1,956
Total interest expense	2,346	2,850
Net interest income	10,129	9,497
Provision for loan losses	753	852
Net interest income after provision for loan losses	9,376	8,645

Noninterest Income
Service charges on deposit accounts	648	772
Other service charges and fees	59	54
Credit card fees	827	760
Trust income	307	261
BOLI income	186	176
Other income	77	89
Realized securities gains (losses), net	(14)	11
Total noninterest income	2,090	2,123

Noninterest Expense
Salaries and employee benefits	2,823	2,654
Occupancy and furniture and fixtures	435	477
Data processing and ATM	429	349
FDIC assessment	350	269
Credit card processing	646	584
Intangible assets amortization	271	271
Net costs of other real estate owned	95	27
Franchise taxes	215	242
Other operating expenses	761	824
Total noninterest expense	6,025	5,697
Income before income taxes	5,441	5,071
Income tax expense	1,225	1,075
Net Income	$4,216	$3,996

Basic net income per share	$0.61	$0.58
Fully diluted net income per share	$0.61	$0.58
Weighted average number of common
shares outstanding – basic	6,936,501	6,933,474
Weighted average number of common
shares outstanding – diluted	6,946,852	6,946,650
Dividends declared per share	$0.48	$0.44

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Six Months Ended June 30, 2011 and 2010
(Unaudited)

	June 30,	June 30,
$ in thousands, except per share data	2011	2010
Interest Income
Interest and fees on loans	$18,202	$18,436
Interest on interest-bearing deposits	67	49
Interest on securities – taxable	3,375	2,909
Interest on securities – nontaxable	3,296	3,193
Total interest income	24,940	24,587

Interest Expense
Interest on time deposits of $100 or more	1,066	1,840
Interest on other deposits	3,659	3,989
Total interest expense	4,725	5,829
Net interest income	20,215	18,758
Provision for loan losses	1,553	1,499
Net interest income after provision for loan losses	18,662	17,259

Noninterest Income
Service charges on deposit accounts	1,260	1,486
Other service charges and fees	117	151
Credit card fees	1,560	1,426
Trust income	553	530
BOLI income	370	361
Other income	168	143
Realized securities losses, net	(4)	(3)
Total noninterest income	4,024	4,094

Noninterest Expense
Salaries and employee benefits	5,727	5,510
Occupancy and furniture and fixtures	858	968
Data processing and ATM	873	706
FDIC assessment	696	532
Credit card processing	1,232	1,092
Intangible assets amortization	542	542
Net costs of other real estate owned	229	60
Franchise taxes	457	481
Other operating expenses	1,495	1,590
Total noninterest expense	12,109	11,481
Income before income taxes	10,577	9,872
Income tax expense	2,337	2,107
Net Income	$8,240	$7,765

Basic net income per share	$1.19	$1.12
Fully diluted net income per share	$1.19	$1.12
Weighted average number of common
shares outstanding – basic	6,935,148	6,933,474
Weighted average number of common
shares outstanding – diluted	6,952,159	6,949,731
Dividends declared per share	$0.48	$0.44

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2011 and 2010
(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balances at December 31, 2009	$8,667	$113,901	$(492)		$122,076
Net income	---	7,765	---	$7,765	7,765
Dividends $0.44 per share		(3,051)			(3,051)
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of income tax $555	---	---	---	1,032	---
Reclass adjustment, net of tax $2	---	---	---	3	---
Other comprehensive income, net of tax $557	---	---	1,035	1,035	1,035
Comprehensive income	---	---	---	$8,800	---
Balances at June 30, 2010	$8,667	$118,615	$543		$127,825

Balances at December 31, 2010	$8,667	$123,161	$(2,641)		$129,187
Net income	---	8,240	---	$8,240	8,240
Dividends $0.48 per share		(3,329)			(3,329)
Stock options exercised	5	57	---		62
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale, net of income tax $1,153	---	---	---	2,141	---
Reclass adjustment, net of tax $4	---	---	---	7	---
Other comprehensive income, net of tax $1,157	---	---	2,148	2,148	2,148
Comprehensive income	---	---	---	$10,388	---
Balances at June 30, 2011	$8,672	$128,129	$(493)		$136,308

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(Unaudited)

	June 30,	June 30,
$ in thousands	2011	2010
Cash Flows from Operating Activities
Net income	$8,240	$7,765
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,553	1,499
Depreciation of bank premises and equipment	414	446
Amortization of intangibles	542	542
Amortization of premiums and accretion of discounts, net	114	156
Losses on sales and calls of securities available for sale, net	11	4
Gains on calls of securities held to maturity, net	(7)	(1)
Losses and write-downs on other real estate owned	127	1
Net change in:
Mortgage loans held for sale	2,212	(2,065)
Accrued interest receivable	(239)	227
Other assets	(272)	(777)
Accrued interest payable	(20)	20
Other liabilities	(2,086)	(486)
Net cash provided by operating activities	10,589	7,331

Cash Flows from Investing Activities
Net change interest-bearing deposits	14,632	(20,581)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	28,416	32,416
Proceeds from calls, principal payments and maturities of securities held to maturity	10,175	15,968
Purchases of securities available for sale	(30,996)	(24,625)
Purchases of securities held to maturity	(15,611)	(19,534)
Collections of loan participations	21	2,671
Loan originations and principal collections, net	(19,199)	1,851
Proceeds from disposal of other real estate owned	1,029	484
Recoveries on loans charged off	38	99
Additions to bank premises and equipment	(176)	(539)
Net cash used in investing activities	(11,671)	(11,790)

Cash Flows from Financing Activities
Net change in time deposits	(20,295)	(16,106)
Net change in other deposits	27,899	23,331
Cash dividends	(3,329)	(3,051)
Stock options exercised	62	---
Net cash provided by financing activities	4,337	4,174
Net change in cash and due from banks	3,255	(285)
Cash and due from banks at beginning of period	9,858	12,894
Cash and due from banks at end of period	$13,113	$12,609

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$4,745	$5,809
Income taxes paid	1,382	2,881

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$761	$971
Loans transferred to other real estate owned	1,288	1,529
Unrealized gains on securities available for sale	3,305	1,592

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2010 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.
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

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	109,500	$22.14
Exercised	4,500	14.09
Forfeited or expired	26,000	22.08
Outstanding June 30, 2011	79,000	$22.62	4.08	$259
Exercisable at June 30, 2011	79,000	$22.62	4.08	$259

During the six months ended June 30, 2011, there were 4,500 shares exercised with an intrinsic value of $46. During the first six months of 2010, there were no stock options exercised.

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
The Company’s segments consist of real estate secured consumer loans, non-real estate secured consumer loans, commercial real estate, commercial and industrial loans and construction, development and land loans.  Consumer real estate is composed of loans to purchase or build a primary residence as well as equity lines secured by a primary residence.  Consumer non-real estate contains credit cards, automobile and other installment loans, and deposit overdrafts.  Commercial real estate is composed of all commercial loans that are secured by real estate.  The commercial and industrial segment is commercial loans that are not secured by real estate.  Construction, development and other land loans are composed of loans to developers of residential and commercial properties.

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
The Company collects and discloses data in compliance with accounting guidance in effect for the year disclosed.  In December 2010, the Company adopted accounting guidance for disclosures on the allowance for loan losses.  Information for periods prior to December 31, 2010 is presented according to guidance in effect for those periods, while disclosures required by the 2010 guidance are made for periods ending December 31, 2010 and forward.

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows:

	Consumer Real Estate	Consumer Non-Real Estate	Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated	Total
Allowance for Loan Losses
Balance, December 31, 2010	$1,059	$586	$4,033	$1,108	$749	$129	$7,664
Charge-offs	(212)	(150)	(260)	(137)	---	---	(759)
Recoveries	7	28	---	1	---	---	36
Provision for loan losses	517	19	560	376	(113)	194	1,553
Balance, June 30, 2011	$1,371	$483	$4,333	$1,348	$636	$323	$8,494

June 30, 2011

Allowance for Loan Losses
Individually evaluated for impairment	$215	$	---	$413	$560	$3	$	---	$1,191
Collectively evaluated for impairment	1,156		483	3,920	788	633		323	7,303
Total	$1,371		$483	$4,333	$1,348	$636		$323	$8,494

Loans
Individually evaluated for impairment	$436	$	---	$4,667	$587	$1,741	$	---	$7,431
Collectively evaluated for impairment	111,848		30,780	358,754	39,630	45,129		---	586,141
Total	$112,284		$30,780	$363,421	$40,217	$46,870	$	---	$593,572

December 31, 2010

Allowance for Loan Losses
Individually evaluated for impairment	$27	$	---	$565	$508	$100	$	---	$1,200
Collectively evaluated for impairment	1,032		586	3,468	600	649		129	6,464
Total	$1,059		$586	$4,033	$1,108	$749		$129	$7,664

Loans
Individually evaluated for impairment	$505	$	---	$5,151	$698	$2,437	$	---	$8,791
Collectively evaluated for impairment	108,855		35,679	343,780	36,374	42,964		---	567,652
Total loans	$109,360		$35,679	$348,931	$37,072	$45,401	$	---	$576,443

A summary of ratios for the allowance for loan losses follows:

	Six Months ended June 30,		Year ended December 31,
	2011	2010	2010
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.43%	1.30%	1.33%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.25%	0.30%	0.46%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows:

	June 30,		December 31,
	2011	2010	2010
Nonperforming assets:
Nonaccrual loans	$1,819	$7,167	$1,938
Restructured loans in nonaccrual	5,030	---	6,133
Total nonperforming loans	6,849	7,167	8,071
Other real estate owned, net	1,855	3,170	1,723
Total nonperforming assets	$8,704	$10,337	$9,794
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.46%	1.76%	1.69%
Ratio of allowance for loan losses to nonperforming loans(1)	124.02%	105.39%	94.97%

(1)           The Company defines nonperforming loans as total nonaccrual and restructured loans that are nonaccrual.  Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows:

	June 30,				December 31,
	2011		2010		2010
Loans past due 90 days or more and still accruing		$572		$389	$1,336
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.10%		0.07%	0.23%
Accruing restructured loans		780		---	350
Impaired loans:
Total impaired loans		$7,431		$6,586	$8,791
Impaired loans with no valuation allowance		$2,377	$	---	$1,115
Impaired loans with a valuation allowance		$5,054		$6,586	$7,676
Valuation allowance		(1,191)		(1,758)	(1,200)
Impaired loans, net of allowance		$6,240		$4,828	$6,476
Average recorded investment in impaired loans(1)		$7,733		$6,927	$7,526
Income recognized on impaired loans		$24	$	---	$17
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)            Recorded investment includes principal and accrued interest.

Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired. Total nonaccrual loans at June 30, 2011 were $6,849, of which $6,365 were impaired, compared with $7,167 in nonaccruals at June 30, 2010, of which $6,586 were impaired.  As of December 31, 2010 nonaccruals totaled $8,071, of which $7,612 were impaired.  No interest income was recognized on nonaccrual loans for the six months ended June 30, 2011 or June 30, 2010.
Loans past due greater than 90 days that continue to accrue interest totaled $572 at June 30, 2011, compared with $1,336 at December 31, 2010, and $389 at June 30, 2010.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows:

June 30, 2011
	Average Recorded Investment(1) in Impaired Loans	Unpaid Principal Balance of Impaired Loans	(A) Total Recorded Investment(1) in Impaired Loans	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance for Impaired Loans	Interest Income Recognized
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$543	$436	$436	$221	$215	$215	$1

Commercial Real Estate(2)
Hotels	3,475	3,452	3,452	283	3,169	142	---
Medical Professionals	65	75	75	---	75	75	7
College Housing	196	367	367	367	---	---	3
Undeveloped Land	252	251	252	252	---	---	3
Other Commercial Real Estate	1,131	773	777	---	777	196	10

Commercial & Industrial(2)
Commercial & Industrial	597	587	587	---	587	560	---

Construction, Development and Land(2)
Residential	1,474	1,490	1,490	1,256	234	3	---

Total	$7,733	$7,431	$7,436	$2,379	$5,057	$1,191	$24

(1)           Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.
(2)  Only classes with impaired loans are shown.

December 31, 2010
	Average Recorded Investment(1) in Impaired Loans	Unpaid Principal Balance of Impaired Loans	(A) Total Recorded Investment(1) in Impaired Loan	Recorded Investment(1) in (A) for Which There is No Related Allowance		Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance for Impaired Loans	Interest Income Recognized
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$337	$505	$505	$	---	$505	$26	$	---

Commercial Real Estate(2)
Office & Retail	253	---	---		---	---	---		---
Hotel	2,767	3,509	3,509		287	3,222	267		---
Convenience stores	49	577	592		592	---	---		15
Other commercial real estate	337	1,065	1,066		---	1,066	299		1

Commercial & Industrial(2)
Commercial & Industrial	1,183	698	698		---	698	508		---

Construction, Development and Land(2)
Residential	2,579	2,185	2,185		---	2,185	100		---
Commercial	21	252	253		253	---	---		1

Total	$7,526	$8,791	$8,808		$1,132	$7,676	$1,200		$17

(1)           Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.
(2)  Only classes with impaired loans are shown.

An analysis of past due and nonaccrual loans follows:

June 30, 2011
	30 – 89 Days Past Due		90 or More Days Past Due		90 Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate
Equity Lines	$	---	$	---	$	---	$	---
Closed-ended Consumer Real Estate		926		734		249		485
Consumer Construction		---		---		---		---

Consumer, Non-Real Estate
Credit Cards		14		7		7		---
Consumer General		309		25		25		---
Consumer Overdraft		47		18		11		---

Commercial Real Estate
College Housing		759		---		---		---
Office/Retail		---		---		---		---
Nursing Homes		---		---		---		---
Hotels		622		526		---		3,451
Municipalities		---		---		---		---
Medical Professionals		---		---		---		---
Religious Organizations		---		---		---		---
Convenience Stores		---		---		---		---
Entertainment and Sports		---		---		---		---
Nonprofits		---		---		---		---
Restaurants		---		---		---		---
General Contractors		2		---		---		---
Other Commercial Real Estate		1,200		476		---		476

Commercial and Industrial
Commercial and Industrial		---		208		28		768

Construction, Development and Land
Residential		---		302		---		1,669
Commercial		129		252		252		---
Total		$4,008		$2,548		$572		$6,849

December 31, 2010
	30 – 89 Days Past Due	90 or More Days Past Due		90 Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate
Equity Lines	$69	$	---	$	---	$	---
Closed-ended Consumer Real Estate	1,868		1,178		612		783
Consumer Construction	---		---		---		---

Consumer, Non-Real Estate
Credit Cards	67		42		29		---
Consumer General	518		45		37		---
Consumer Overdraft	---		---		---		---

Commercial Real Estate
College Housing	224		262		---		---
Office/Retail	---		---		---		---
Nursing Homes	---		---		---		---
Hotels	---		802		---		3,509
Municipalities	---		---		---		---
Medical Professionals	---		181		---		---
Religious Organizations	---		---		---		---
Convenience Stores	9		577		577		---
Entertainment and Sports	---		---		---		---
Nonprofits	---		---		---		---
Restaurants	---		---		---		---
General Contractors	---		85		---		---
Other Commercial Real Estate	792		136		---		715

Commercial and Industrial
Commercial and Industrial	740		609		81		879

Construction, Development and Land
Residential	---		2,185		---		2,185
Commercial	25		---		---		---
Total	$4,312		$6,102		$1,336		$8,071

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
Determination of risk grades was completed for the portfolio as of June 30, 2011 and 2010.

The following displays non-impaired loans by credit quality indicator:

June 30, 2011
	Pass	Special Mention	Classified (Excluding Impaired)
Consumer Real Estate
Equity Lines	$16,752	$19	$24
Closed-end Consumer Real Estate	90,351	569	1,967
Consumer Construction	2,166	---	---

Consumer, Non-Real Estate
Credit Cards	6,393	---	3
Consumer General	23,965	51	103
Consumer Overdraft	265	---	---

Commercial Real Estate
College Housing	86,989	457	470
Office/Retail	75,650	---	3,769
Nursing Homes	14,455	---	---
Hotels	21,688	1,862	622
Municipalities	16,318	---	---
Medical Professionals	16,267	---	---
Religious Organizations	16,555	---	---
Convenience Stores	9,768	---	---
Entertainment and Sports	7,176	---	---
Nonprofits	6,502	---	---
Restaurants	6,860	---	---
General Contractors	5,159	17	1,053
Other Commercial Real Estate	66,602	---	1,115

Commercial and Industrial
Commercial and Industrial	39,397	56	177

Construction, Development and Land
Residential	15,935	---	2,400
Commercial	23,697	2,962	135

Total	$568,310	$5,993	$11,838

December 31, 2010
	Pass	Special Mention		Classified (Excluding Impaired)
Consumer Real Estate
Equity Lines	$15,735	$	---	$119
Closed-ended Consumer Real Estate	85,313		731	2,969
Consumer Construction	3,988		---	---

Consumer, Non-Real Estate
Credit Cards	6,446		---	14
Consumer General	28,730		392	94
Consumer Overdraft	3		---	---

Commercial Real Estate
College Housing	88,110		461	1,016
Office/Retail	60,540		3,500	848
Nursing Homes	28,018		---	---
Hotel	10,689		1,878	625
Municipalities	16,979		---	---
Medical Professionals	17,111		---	181
Religious Organizations	12,643		---	---
Convenience Stores	9,010		9	---
Entertainment and Sports	7,694		---	---
Nonprofit	6,421		---	---
Restaurants	6,740		---	153
General Contractors	6,175		---	240
Other Commercial Real Estate	63,679		111	951

Commercial and Industrial
Commercial and Industrial	34,826		129	1,419

Construction, Development and Land
Residential	25,760		---	2,633
Commercial	14,405		---	164

Total	$549,015		$7,211	$11,426

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

 Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of June 30, 2011 are as follows:

	June 30, 2011
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for sale:
U.S. Treasury	$2,012	$168	$	---	$2,180
U.S. Government agencies	103,012	1,070		803	103,279
Mortgage-backed securities	8,848	622		---	9,470
States and political subdivisions	52,332	1,686		145	53,873
Corporate	16,877	699		14	17,562
Federal Home Loan Bank stock	1,626	---		---	1,626
Federal Reserve Bank stock	92	---		---	92
Other securities	2,719	35		162	2,592
Total	$187,518	$4,280		$1,124	$190,674

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of June 30, 2011 are as follows:

	June 30, 2011
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to maturity:
U.S. Government agencies	$18,056	$465	$63	$18,458
Mortgage-backed securities	1,015	98	---	1,113
States and political subdivisions	114,670	3,616	265	118,021
Corporate	2,658	32	---	2,690
Total	$136,399	$4,211	$328	$140,282

Information pertaining to securities with gross unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2011
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily impaired securities:
U.S. Government agencies	$43,104	$866	$	---	$	---
States and political subdivisions	17,698	320		2,697		90
Corporate	1,986	14		---		---
Other securities	---	---		142		162
Total	$62,788	$1,200		$2,839		$252

	December 31, 2010
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily impaired securities:
U.S. Government agencies	$64,850	$3,127	$	---	$	---
States and political subdivisions	65,640	2,605		2,528		258
Corporate	969	31		---		---
Other securities	---	---		247		246
Total	$131,459	$5,763		$2,775		$504

The Company had 74 securities with a fair value of $65,627 which were temporarily impaired at June 30, 2011.  The total unrealized loss on these securities was $1,452. Of the temporarily impaired total, five securities with a fair value of $2,839 and an unrealized loss of $252 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at June 30, 2011 for the reasons set out below.
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

Note 5: Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.
In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.
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
In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.
In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

Note 6: Defined Benefit Plan

Components of Net Periodic Benefit Cost:

	Pension Benefits
	Six Months ended June 30,
	2011	2010
Service cost	$218	$200
Interest cost	352	344
Expected return on plan assets	(406)	(304)
Amortization of prior service cost	(50)	(50)
Amortization of net obligation at transition	---	(6)
Recognized net actuarial loss	146	124
Net periodic benefit cost	$260	$308

2011 Plan Year Employer Contribution

Without considering the prefunding balance, NBI’s minimum required contribution to the National Bankshares, Inc. Retirement Income Plan (the “Plan”) is $816. Considering the prefunding balance, the 2011 minimum required contribution is $0. The Company elected to contribute $292 to the Plan in the quarter ended June 30, 2011.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2011 Using
Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,180	$	---	$2,180	$	---
U.S. Government agencies and corporations	103,279		---	103,279		---
States and political subdivisions	53,873		---	53,873		---
Mortgage-backed securities	9,470		---	9,470		---
Corporate debt securities	17,562		---	17,562		---
Other securities	2,592		---	2,592		---
Total securities available for sale	$188,956	$	---	$188,956	$	---

		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,183	$	---	$2,183	$	---
U.S. Government agencies and corporations	88,152		---	88,152		---
States and political subdivisions	61,682		---	61,682		---
Mortgage-backed securities	11,379		---	11,379		---
Corporate debt securities	17,680		---	17,680		---
Other securities	2,062		---	2,062		---
Total securities available for sale	$183,138	$	---	$183,138	$	---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2011 or December 31, 2010. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at June 30, 2011 and at December 31, 2010.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2011	Impaired loans net of valuation allowance	$3,863	$	---	$	---	$3,863
December 31, 2010	Impaired loans net of valuation allowance	6,476		---		---	6,476

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis at June 30, 2011 and at December 31, 2010.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2011	Other real estate owned net of valuation allowance	$648	$	---	$	---	$648
December 31, 2010	Other real estate owned net of valuation allowance	535		---		---	535

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at June 30, 2011and December 31, 2010, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$13,113	$13,113	$9,858	$9,858
Interest-bearing deposits	54,768	54,768	69,400	69,400
Securities	327,073	330,956	315,907	314,820
Mortgage loans held for sale	248	248	2,460	2,460
Loans, net	585,078	572,956	568,779	539,152
Accrued interest receivable	6,255	6,255	6,016	6,016
BOLI	17,580	17,580	17,252	17,252
Financial liabilities:
Deposits	$892,187	887,957	$884,583	$880,290
Accrued interest payable	237	237	257	257

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

  interest rates,
  general economic conditions,
  the legislative/regulatory climate,
  monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency and the Federal Reserve Board, and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA) and other financial reform legislation, and political stalemates affecting fiscal policy, the effects of increased regulation of financial service companies and banks as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010,
  unanticipated increases in the level of unemployment in the Company’s trade area,

  the quality or composition of the loan and/or investment portfolios, demand for loan products,
  deposit flows,
  competition,
  demand for financial services in the Company’s trade area, the real estate market in the Company’s trade area,
  the Company’s technology initiatives,
  loss or retirement of key executives,
  adverse changes in the securities market, and
  applicable accounting principles, policies and guidelines.
These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of our 2010 Annual Report on Form 10-K.
The Company was not negatively impacted during the initial phases of the economic slowdown in late 2008. Its markets did not experience the dramatic declines in real estate values seen in some other areas of the country. In addition, the diverse economy of the Company’s market area, including several large employers that are public colleges or universities, helped to insulate the Company from the worst effects of the recession. As the recession continued into 2009, real estate values in the Company’s trade area declined moderately. In early 2010, the Company experienced an increasing level of nonperforming assets, including nonperforming loans and other real estate owned. If the economic recovery progresses slowly or is reversed, it is likely that unemployment will continue to rise in the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the State as a result of the recession could also negatively impact employment. This could lead to an even higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and fear of layoffs caused reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. In conclusion, a slow economic recovery could have an adverse effect on all financial institutions, including the Company.

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

Performance Summary

The following table presents NBI’s key performance ratios for the six months ended June 30, 2011 and the year ended December 31, 2010. The measures for June 30, 2011 are annualized, except for basic net earnings per share and fully diluted net earnings per share.

	June 30, 2011	December 31, 2010
Return on average assets	1.63%	1.57%
Return on average equity	12.48%	12.07%
Basic net earnings per share	$1.19	$2.25
Fully diluted net earnings per share	$1.19	$2.24
Net interest margin (1)	4.64%	4.52%
Noninterest margin (2)	1.59%	1.49%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets for the six months ended June 30, 2011 was 1.63%, 6 basis points higher than the 1.57% for the year ended December 31, 2010. The annualized return on average equity grew from 12.07% for the year ended December 31, 2010 to 12.48% for the six months ended June 30, 2011. The annualized net interest margin was a healthy 4.64% at the end of the second quarter of 2011, up 12 basis points from the 4.52% reported at year-end. The primary factor driving the increase in the net interest margin was the declining cost to fund interest-earning assets. Even though the Company had a modest decline in the yield on earning assets for the first six months of 2011, the decline was more than offset by declining interest expense.
The annualized noninterest margin increased from 1.49% at December 31, 2010 to 1.59% at June 30, 2011, primarily because of an increase in noninterest expense. Please refer to the discussion under noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table:

	June 30, 2011	December 31, 2010	Percent Change
Securities	$327,073	$315,907	3.53%
Loans, net	585,078	568,779	2.87%
Deposits	892,187	884,583	0.86%
Total assets	1,034,857	1,022,238	1.23%

Securities increased by $11,166, or 3.53%, from $315,907 at December 31, 2010 to $327,073 at June 30, 2011. Net loans at June 30, 2011 were $585,078, up $16,299, or 2.87%, from $568,779 at December 31, 2010. Deposits increased 0.86%, from $884,583 at year-end to $892,187 at June 30, 2011, or $7,604. Total assets were $1,022,238 at December 31, 2010 and were $1,034,857 at June 30, 2011, an increase of $12,619, or 1.23%.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	June 30, 2011	June 30, 2010	December 31, 2010
Nonperforming loans	$6,849	$7,167	$8,071
Accruing restructured loans	780	---	350
Loans past due 90 days or more, and still accruing	572	389	1,336
Other real estate owned	1,855	3,170	1,723
Allowance for loan losses to loans	1.43%	1.30%	1.33%
Net charge-off ratio	0.25%	0.30%	0.46%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.46%	1.76%	1.69%
Ratio of allowance for loan losses to nonperforming loans	124.02%	105.39%	94.97%

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses.  The recent economic recession and slow recovery have contributed to higher than normal levels of some asset quality measures.  Nonperforming loans were $8,071 at December 31, 2010 and $7,167 at June 30, 2010, but decreased to $6,849 at June 30, 2011, a decline of $1,222 or 15.14% from December 31, 2010 and $318 or 4.44% from June 30, 2010.  The net charge-off ratio also declined to 0.25% at June 30, 2011, from 0.46% at December 31, 2010 and 0.30% at June 30, 2011, while loans 90 days past due and still accruing declined $764 from December 31, 2010 but increased $183 from June 30, 2010.
The Company’s risk analysis determined an allowance for loan losses of $8,494 at June 30, 2011, resulting in a provision for the six months ended June 30, 2011 of $1,553, an increase of $54 or 3.6% from the $1,499 from the same period in 2010.  The ratio of the allowance for loan losses to loans increased to 1.43%, from 1.33% at December 31, 2010 and 1.30% at June 30, 2010. While charge-offs and nonperforming loans declined in the first half of 2011, the higher levels of the recent past were influential on the risk assessment calculation and contributed to the increase in the allowance and provision for loan losses.  The Company continues to monitor risk levels within the loan portfolio and expects that any further increase in the allowance or provision for loan losses would be the result of the refinement of loss estimates and would not dramatically affect net income.
The total of other real estate owned was $1,855 at June 30, 2011, up from $1,723 at December 31, 2010 but down from $3,170 at June 30, 2010.  It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

Net Interest Income

The net interest income analysis for the six months ended June 30, 2011 and 2010 follows:

	June 30, 2011			June 30, 2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)	$586,421	$18,331	6.30%	$588,502	$18,629	6.38%
Taxable securities	155,881	3,375	4.37%	127,638	2,909	4.60%
Nontaxable securities (1)(4)	164,249	5,098	6.26%	158,488	4,948	6.30%
Interest-bearing deposits	56,792	67	0.24%	43,167	49	0.23%
Total interest-earning assets	$963,343	$26,871	5.62%	$917,795	$26,536	5.83%
Interest-bearing liabilities:
Interest-bearing demand deposits	$373,723	$2,036	1.10%	$312,061	$1,595	1.03%
Savings deposits	57,496	22	0.08%	53,001	24	0.09%
Time deposits	317,963	2,667	1.69%	361,107	4,210	2.35%
Total interest-bearing liabilities	$749,182	$4,725	1.27%	$726,169	$5,829	1.62%
Net interest income and interest rate spread		$22,146	4.35%		$20,707	4.21%
Net yield on average interest-earning assets			4.64%			4.55%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the two six-month periods presented.
(2)	Included in interest income are loan fees of $366 and $399 for the six months ended June 30, 2011 and 2010, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Daily averages are shown at amortized cost.

The net interest margin increased 9 basis points from 4.55% to 4.64% for the six months ended June 30, 2011 and June 30, 2010, respectively. The increase in net interest margin was driven by a decline in the cost of interest-bearing liabilities of 35 basis points offset by a decline in the yield on interest earning assets of 21 basis points. The decline in the cost of interest-bearing liabilities came primarily from a 66 basis point reduction in the cost of time deposits offset by a 7 basis point increase in the cost of interest-bearing demand deposits, when the six-month periods ended June 30, 2011 and June 30, 2010 are compared.  The 21 basis point decline in the yield on earning assets can be accounted for mostly by declines in both the yields on loans and on taxable securities.  The yield on loans declined 8 basis points from June 30, 2010 to June 30, 2011, because of contractual repricing terms and the renegotiation of loan interest rates in response to competition.  The yield on taxable securities was 23 basis points lower for the six months ended June 30, 2011, when compared with the same period in 2010.  The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments.
The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.  In the recent past, with interest rates at historic lows, funding costs declined at a faster pace than the yield on earning assets.  The Company’s cost of funding is more sensitive to interest rate changes than is the yield on earning assets.

Provision and Allowance for Loan Losses

The provision for loan losses for the six month period ended June 30, 2011 was $1,553, compared with $1,499 for the first six months of 2010. The ratio of the allowance for loan losses to total loans at the end of the second quarter of 2011 was 1.43%, which compares to 1.33% at December 31, 2010. The net charge-off ratio was 0.25% at June 30, 2011 and 0.46% at December 31, 2010. See “Asset Quality” for additional information.

 Noninterest Income

	Six Months ended
	June 30, 2011	June 30, 2010	Percent Change
Service charges on deposits	$1,260	$1,486	(15.21)%
Other service charges and fees	117	151	(22.52)%
Credit card fees	1,560	1,426	9.40%
Trust fees	553	530	4.34%
BOLI income	370	361	2.49%
Other income	168	143	17.48%
Realized securities gains (losses)	(4)	(3)	(33.33)%

Service charges on deposit accounts totaled $1,260 for the six months ended June 30, 2011. This is a 15.21% decrease, or $226, when compared with the same period in 2010. The decline was in large part the result of a decrease of $235 in fees from checking account overdrafts and fees for checks returned for insufficient funds, offset by minor increases in other service charges. The decline in fees for overdrafts and insufficient funds is representative of a nationwide trend of depositors managing bank accounts to reduce fees and service charges.
Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Income for the six months ended June 30, 2011 decreased $34, or 22.52%, from the same period in 2010, due to minor and typical fluctuations.
Credit card fees for the first six months of 2011 were $1,560. This was an increase of $134, or 9.40%, when compared with the $1,426 total reported for the same period last year. The increase was due to a higher volume of merchant transaction fees and credit card fees. Management anticipates that this category of noninterest income may be negatively affected by provisions included in the Dodd-Frank Wall Street Reform and Consumer Protection Act. This recent legislation directs the Federal Reserve Bank to control the level of debit card interchange fees. It is not yet known the extent to which the legislation may impact the level of credit card fees or when that impact will occur.
Income from Trust fees was $553 for the six months ended June 30, 2011. This is a 4.34% increase from the $530 earned in the same period of 2010. Trust income varies depending on the total assets held in Trust accounts, the type of accounts under management and financial market conditions. The increase in Trust income is attributable to a combination of all of these factors.
BOLI income did not change materially from June 30, 2010 to June 30, 2011.
Other income includes net gains from the sales of fixed assets, rent from foreclosed properties, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the six months ended June 30, 2011 was $168. This represents an increase of $25, or 17.48%, when compared with the six months ended June 30, 2010. These areas fluctuate with market conditions and because of competitive factors.
Realized securities losses for the six months ended June 30, 2011 were $4, as compared with losses of $3 for the same period in 2010. Net realized securities gains and losses are market driven and have resulted from calls of securities.

Noninterest Expense

	Six Months ended
	June 30, 2011	June 30, 2010	Percent Change
Salaries and employee benefits	$5,727	$5,510	3.94%
Occupancy, furniture and fixtures	858	968	(11.36)%
Data processing and ATM	873	706	23.65%
FDIC assessment	696	532	30.83%
Credit card processing	1,232	1,092	12.82%
Intangibles amortization	542	542	---%
Net costs of other real estate owned	229	60	281.67%
Franchise taxes	457	481	(4.99)%
Other operating expenses	1,495	1,590	(5.97)%

Salary and benefits expense increased $217, or 3.94%, from $5,510 for the six months ended June 30, 2010 to $5,727 for the six months ended June 30, 2011. Contributing to the increase was an increase of $134 in fringe benefits, partially offset by a decline in net periodic pension expense of $48 when the two periods are compared. Net periodic expense varies because of changes in the number of plan participants, the age of participants, the level of employer contributions, the investment performance of the plan trust and the interest rate environment. Please refer to Note 6 to the financial statements for additional information.
Occupancy, furniture and fixtures expense was $858 for the six months ended June 30, 2011, a decrease of $110, or 11.36%, from the same period last year. The decline is a result of general cost control measures with no significant decreases in any one factor.
Data processing and ATM expense was $873 for the six months ended June 30, 2011, an increase of $167, or 23.65%, from the six months ended June 30, 2010. Higher data processing expense in the first six months of 2011 is associated with increased costs for communications because of infrastructure upgrades.
The Federal Deposit Insurance Corporation Deposit Insurance Fund assessment for the six months ended June 30, 2011 was $696. This compares with $532 for the same period in 2010. The FDIC assessment is currently based on the level of deposits. The assessment reflects increases in deposits, as well as additional premiums associated with the increase in the FDIC insurance threshold to $250. Given the severe impact of the economic downturn on some of the nation’s banks, the Company has no assurance that the FDIC will not increase assessments on insured banks to maintain the integrity of the Deposit Insurance Fund.
Credit card processing expense was $1,232 for the six months ended June 30, 2011, an increase of $140, or 12.82%, from the total for the six months ended June 30, 2010. This expense is driven by volume and other factors such as merchant discount rates and is subject to a degree of variability.
The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, and the expense was $542 for both periods ended June 30, 2011 and 2010.
Net costs of other real estate owned have increased from $60 for the six months ended June 30, 2010 to $229 for the six months ended June 30, 2011. This expense category includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. Management anticipates that the total of other real estate owned and related expenses will increase as the slow economy and weak real estate market continue to impact borrowers.
Bank franchise taxes have declined 4.99%, from $481 at June 30, 2010 to $457 for the six months ended 2011.
The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses for the six months ended June 30, 2011 declined $95 or 5.97% from $1,590 to $1,495 when compared with the same period in 2010. Management has made concerted efforts to control costs.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	June 30, 2011	December 31, 2010	Percent Change
Interest-bearing deposits	$56,792	$55,477	2.37%
Securities available for sale	188,044	161,504	16.43%
Securities held to maturity	132,469	128,028	3.47%
Mortgage loans held for sale	603	1,339	(54.97)%
Real estate construction loans	48,449	47,262	2.51%
Real estate mortgage loans	173,148	169,856	1.94%
Commercial and industrial loans	279,047	276,829	0.80%
Loans to individuals	86,157	91,657	(6.00)%
Total Assets	1,022,196	989,952	3.26%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$132,137	$122,818	7.59%
Interest-bearing demand deposits	373,723	322,705	15.81%
Savings deposits	57,496	54,543	5.41%
Time deposits	317,963	352,887	(9.90)%
Stockholders’ equity	133,182	129,003	3.24%

Securities

The total amortized cost of securities available for sale and securities held to maturity at June 30, 2011 was $323,917, and total fair value was $330,956. At June 30, 2011, the Company held individual securities with a total fair value of $65,627 that had a total unrealized loss of $1,452.  Of this total, securities with a fair value of $2,839 and an unrealized loss of $252 have been in a continuous loss position for 12 months or more.  At June 30, 2011, there were no securities that management determined to be other-than-temporarily impaired.
Management regularly monitors the quality of the securities portfolio, and management closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances.

Loans

	June 30, 2011	December 31, 2010	Percent Change
Commercial and industrial loans	$290,694	$269,818	7.74%
Real estate construction loans	47,549	46,169	2.99%
Real estate mortgage loans	171,818	173,533	(0.99)%
Loans to individuals	84,510	87,868	(3.82)%
Total loans	$594,571	$577,388	2.98%

The Company’s total gross loans increased by $17,183 or 2.98%, from $577,388 at December 31, 2010 to $594,571 at June 30, 2011. Commercial and industrial loans and real estate construction accounted for the majority of the increase, partially offset by a decrease in loans to individuals.
Commercial and industrial loans increased 7.74% from $269,818 at December 31, 2010 to $290,694 at June 30, 2011. The $20,876 increase is due to higher loan demand.
The 3.82% decline in loans to individuals continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers. Loans to individuals totaled $84,510 at June 30, 2011. This compares with $87,868 at year-end 2010.
Real estate construction loans grew 2.99% from $46,169 at December 31, 2010 to $47,549 at June 30, 2011. Real estate mortgage loans declined 0.99% or $1,715 from $173,533 at December 31, 2010 to $171,818 at June 30, 2011.
The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products or loans with initial teaser rates.

Deposits

	June 30, 2011	December 31, 2010	Percent Change
Noninterest-bearing demand deposits	$136,041	$131,540	3.42%
Interest-bearing demand deposits	384,329	365,040	5.28%
Saving deposits	59,909	55,800	7.36%
Time deposits	311,908	332,203	(6.11)%
Total deposits	$892,187	$884,583	0.86%

Total deposits increased $7,604, or 0.86% from $884,583 at December 31, 2010 to $892,187 at June 30, 2011.  Increases in all deposit categories other than time deposits totaled $27,899, or 5.05%. These increases were offset by a decline in time deposits of $20,295, or 6.11%, when June 30, 2011 is compared with December 31, 2010. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers are unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. At June 30, 2011, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.
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
Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At June 30, 2011, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.
The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At June 30, 2011, the Company’s liquidity is sufficient to meet projected trends in these areas.
To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At June 30, 2011, the analysis indicated adequate liquidity under the tested scenarios.
The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At June 30, 2011, the loan to deposit ratio was 66.53%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at June 30, 2011 was $136,308, an increase of $7,121, or 5.51%, from the $129,187 at December 31, 2010. The Tier I and Tier II risk-based capital ratios at June 30, 2011 were 18.66% and 19.90%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

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
The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default.   Mortgages must meet strict underwriting and documentation requirements for the sale to be completed.  The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of June 30, 2011.  To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.
There were no material changes in off-balance sheet arrangements during the six months ended June 30, 2011, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at June 30, 2011. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the six months of 2011 and have not changed materially from those which were disclosed in the Company’s 2010 Form 10-K.

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

Item 4.   Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the 6 months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase stock during the first six months of 2011.

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior secuirites for the six months ended June 30, 2011.

Item 4.  Reserved

Item 5.  Other Information

Subsequent Events
From June 30, 2011, the balance sheet date of this Form 10-Q, through the date of filing the Form 10-Q with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provide evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Item 6.  Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

DATE August 3, 2011	/s/ James G. Rakes
James G. Rakes President and Chief Executive Officer (Authorized Officer)

DATE August 3, 2011	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)

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

Date: August 3, 2011

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

Date: August 3, 2011

/s/David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended June 30, 2011, I, James G. Rakes, President and Chief Executive Officer (Principal Executive Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended June 30, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended June 30, 2011, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ James G. Rakes
James G. Rakes President and Chief Executive Officer (Principal Executive Officer) August 3, 2011

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended June 30, 2011, I, David K. Skeens, Treasurer and Chief Financial Officer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended June 30, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended June 30, 2011, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) August 3, 2011