Form 10-Q
period 2011-09-30
NATIONAL BANKSHARES INC
filed 2011-11-09
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at October 31, 2011 6,937,974

(This report contains 50 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I
Financial Information
Item 1. Financial Statements
National Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
$ in thousands, except per share data	2011	2010
Assets
Cash and due from banks	$12,530	$9,858
Interest-bearing deposits	69,902	69,400
Securities available for sale, at fair value	180,126	184,907
Securities held to maturity (fair value approximates $145,609 at September 30, 2011 and $129,913 at December 31, 2010)	138,148	131,000
Mortgage loans held for sale	1,108	2,460
Loans:
Real estate construction loans	47,346	46,169
Real estate mortgage loans	169,827	173,533
Commercial and industrial loans	298,816	269,818
Loans to individuals	81,392	87,868
Total loans	597,381	577,388
Less unearned income and deferred fees	(965)	(945)
Loans, net of unearned income and deferred fees	596,416	576,443
Less allowance for loan losses	(8,719)	(7,664)
Loans, net	587,697	568,779
Premises and equipment, net	10,328	10,470
Accrued interest receivable	6,359	6,016
Other real estate owned, net	1,759	1,723
Intangible assets and goodwill	10,730	11,543
Other assets	23,435	26,082
Total assets	$1,042,122	$1,022,238

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$140,609	$131,540
Interest-bearing demand deposits	381,571	365,040
Savings deposits	59,395	55,800
Time deposits	312,660	332,203
Total deposits	894,235	884,583
Accrued interest payable	207	257
Other liabilities	5,860	8,211
Total liabilities	900,302	893,051
Commitments and contingencies	---	---

Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,937,974 shares at September 30, 2011 and 6,933,474 shares at December 31, 2010	8,672	8,667
Retained earnings	132,638	123,161
Accumulated other comprehensive income(loss), net	510	(2,641)
Total stockholders' equity	141,820	129,187
Total liabilities and stockholders' equity	$1,042,122	$1,022,238

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended September 30, 2011 and 2010
(Unaudited)

	September 30,	September 30,
$ in thousands, except per share data	2011	2010
Interest Income
Interest and fees on loans	$9,184	$9,284
Interest on interest-bearing deposits	37	36
Interest on securities – taxable	1,740	1,325
Interest on securities – nontaxable	1,616	1,642
Total interest income	12,577	12,287

Interest Expense
Interest on time deposits of $100,000 or more	485	855
Interest on other deposits	1,797	1,871
Total interest expense	2,282	2,726
Net interest income	10,295	9,561
Provision for loan losses	643	710
Net interest income after provision for loan losses	9,652	8,851

Noninterest Income
Service charges on deposit accounts	692	706
Other service charges and fees	57	63
Credit card fees	805	745
Trust income	264	316
BOLI income	189	197
Other income	125	72
Realized securities gains (losses), net	(3)	2
Total noninterest income	2,129	2,101

Noninterest Expense
Salaries and employee benefits	2,834	2,695
Occupancy and furniture and fixtures	349	451
Data processing and ATM	416	414
FDIC assessment	353	273
Credit card processing	639	588
Intangible assets amortization	271	270
Net costs of other real estate owned	52	120
Franchise taxes	162	241
Other operating expenses	811	774
Total noninterest expense	5,887	5,826
Income before income taxes	5,894	5,126
Income tax expense	1,385	1,129
Net Income	$4,509	$3,997

Basic net income per share		$0.65		$0.58
Fully diluted net income per share		$0.65		$0.58
Weighted average number of common
shares outstanding – basic		6,937,974		6,933,474
Weighted average number of common
shares outstanding – diluted		6,945,174		6,942,919
Dividends declared per share	$	---	$	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	September 30,	September 30,
$ in thousands, except per share data	2011	2010
Interest Income
Interest and fees on loans	$27,386	$27,720
Interest on interest-bearing deposits	104	85
Interest on securities – taxable	5,115	4,234
Interest on securities – nontaxable	4,912	4,835
Total interest income	37,517	36,874

Interest Expense
Interest on time deposits of $100,000 or more	1,551	2,695
Interest on other deposits	5,456	5,860
Total interest expense	7,007	8,555
Net interest income	30,510	28,319
Provision for loan losses	2,196	2,209
Net interest income after provision for loan losses	28,314	26,110

Noninterest Income
Service charges on deposit accounts	1,952	2,192
Other service charges and fees	174	214
Credit card fees	2,365	2,171
Trust income	817	846
BOLI income	559	558
Other income	293	215
Realized securities losses, net	(7)	(1)
Total noninterest income	6,153	6,195

Noninterest Expense
Salaries and employee benefits	8,561	8,205
Occupancy and furniture and fixtures	1,207	1,419
Data processing and ATM	1,289	1,120
FDIC assessment	1,049	805
Credit card processing	1,871	1,680
Intangible assets amortization	813	812
Net costs of other real estate owned	281	180
Franchise taxes	619	722
Other operating expenses	2,306	2,364
Total noninterest expense	17,996	17,307
Income before income taxes	16,471	14,998
Income tax expense	3,722	3,236
Net Income	$12,749	$11,762

Basic net income per share	$1.84	$1.70
Fully diluted net income per share	$1.83	$1.69
Weighted average number of common
shares outstanding – basic	6,936,100	6,933,474
Weighted average number of common
shares outstanding – diluted	6,951,155	6,947,460
Dividends declared per share	$0.48	$0.44

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balances at December 31, 2009	$8,667	$113,901	$(492)		$122,076
Net income	---	11,762	---	$11,762	11,762
Dividends $0.44 per share		(3,051)			(3,051)
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of income tax $979	---	---	---	1,818	---
Reclass adjustment, net of tax $5	---	---	---	9	---
Other comprehensive income, net of tax $984	---	---	1,827	1,827	1,827
Comprehensive income	---	---	---	$13,589	---
Balances at September 30, 2010	$8,667	$122,612	$1,335		$132,614

Balances at December 31, 2010	$8,667	$123,161	$(2,641)		$129,187
Net income	---	12,749	---	$12,749	12,749
Dividends $0.48 per share		(3,329)			(3,329)
Stock options exercised	5	57	---		62
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of income tax $1,689	---	---	---	3,137	---
Reclass adjustment, net of tax $8	---	---	---	14	---
Other comprehensive income, net of tax $1,697	---	---	3,151	3,151	3,151
Comprehensive income	---	---	---	$15,900	---
Balances at September 30, 2011	$8,672	$132,638	$510		$141,820

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	September 30,	September 30,
$ in thousands	2011	2010
Cash Flows from Operating Activities
Net income	$12,749	$11,762
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,196	2,209
Depreciation of bank premises and equipment	601	671
Amortization of intangibles	813	812
Amortization of premiums and accretion of discounts, net	167	227
(Gains) losses on disposal of fixed assets	1	(3)
Losses on sales and calls of securities available for sale, net	22	14
Gains on calls of securities held to maturity, net	(15)	(13)
Losses and write-downs on other real estate owned	137	67
Net change in:
Mortgage loans held for sale	1,352	(1,606)
Accrued interest receivable	(343)	250
Other assets	1,006	(433)
Accrued interest payable	(50)	(32)
Other liabilities	(2,351)	(170)
Net cash provided by operating activities	16,285	13,755

Cash Flows from Investing Activities
Net change interest-bearing deposits	(502)	(22,637)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	52,025	58,257
Proceeds from calls, principal payments and maturities of securities held to maturity	15,958	29,000
Purchases of securities available for sale	(42,574)	(42,619)
Purchases of securities held to maturity	(23,158)	(27,160)
Purchases of loan participations	(41)	---
Collections of loan participations	159	3,093
Loan originations and principal collections, net	(22,787)	1,231
Proceeds from disposal of other real estate owned	1,318	563
Recoveries on loans charged off	64	118
Additions to bank premises and equipment	(464)	(648)
Proceeds from disposal of bank premises and equipment	4	---
Net cash used in investing activities	(19,998)	(802)

Cash Flows from Financing Activities
Net change in time deposits	(19,543)	(23,848)
Net change in other deposits	29,195	13,592
Cash dividends	(3,329)	(3,051)
Stock options exercised	62	---
Net cash provided by (used in) financing activities	6,385	(13,307)
Net change in cash and due from banks	2,672	(354)
Cash and due from banks at beginning of period	9,858	12,894
Cash and due from banks at end of period	$12,530	$12,540

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$7,057	$8,587
Income taxes paid	2,783	4,308

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$1,205	$1,459
Loans transferred to other real estate owned	1,491	1,530
Unrealized gains on securities available for sale	4,848	2,811

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

$ in thousands, except share and per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and the nine months ended September 30, 2011 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2010 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.
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

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	109,500	$22.14
Exercised	4,500	14.09
Forfeited or expired	26,000	22.08
Outstanding September 30, 2011	79,000	$22.62	4.83	$119
Exercisable at September 30, 2011	79,000	$22.62	4.83	$119

During the nine months ended September 30, 2011, there were 4,500 shares exercised with an intrinsic value of $42. During the first nine months of 2010, there were no stock options exercised.

Note 3:                      Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

The allowance for loan losses methodology incorporates individual evaluation of impaired loans and collective evaluation of groups of non-impaired loans. The Company performs ongoing analysis of the loan portfolio to determine credit quality and to identify impaired loans. Credit quality is rated based on the loan’s payment history, the borrower’s current financial situation and value of the underlying collateral.
Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate the probability that collection will not occur according to the loan’s terms. Generally, impaired loans are risk rated “classified” or “other assets especially mentioned.”  Impaired loans are measured at the lower of the invested amount or the fair market value. Impaired loans with an impairment loss are designated nonaccrual. Please refer to Note 1 of the Company’s 2010 Form 10-K, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

Troubled debt restructurings impact the determination of the appropriate level of the allowance for loan losses.  If the restructuring included forgiveness of a portion of principal or accrued interest, the charge-off is included in the historical charge-off rates applied to the collective evaluation methodology.  Further, restructured loans are individually evaluated for impairment, with amounts below fair value accrued in the allowance for loan losses.  TDRs that experience a payment default are examined to determine whether the default indicates collateral dependency or cash flows below those that were included in the fair value measurement.  TDRs that are determined to be collateral dependent or for which decreased cash flows indicate a decline in fair value are charged down to fair value.
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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows:

	Activity in the Allowance for Loan Losses by Segment for the three months ended September 30, 2011
	Consumer Real Estate	Consumer Non-Real Estate	Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated	Total
Balance, June 30, 2011	$1,371	$483	$4,333	$1,348	$636	$323	$8,494
Charge-offs	(217)	(58)	(41)	(30)	(100)	---	(446)
Recoveries	---	28	---	---	---	---	28
Provision for loan losses	61	8	339	(76)	515	(204)	643
Balance, September 30, 2011	$1,215	$461	$4,631	$1,242	$1,051	$119	$8,719

	Activity in the Allowance for Loan Losses by Segment for the nine months ended September 30, 2011
	Consumer Real Estate	Consumer Non-Real Estate	Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated	Total
Balance, December 31, 2010	$1,059	$586	$4,033	$1,108	$749	$129	$7,664
Charge-offs	(429)	(208)	(301)	(167)	(100)	---	(1,205)
Recoveries	7	56	---	1	---	---	64
Provision for loan losses	578	27	899	300	402	(10)	2,196
Balance, September 30, 2011	$1,215	$461	$4,631	$1,242	$1,051	$119	$8,719

	Allowance for Loan Losses by Segment and Evaluation Method as of
	September 30, 2011
	Consumer Real Estate		Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Individually evaluated for impairment	$	---	$	---	$766	$554	$509	$	---	$1,829
Collectively evaluated for impairment		1,215		461	3,865	688	542		119	6,890
Total		$1,215		$461	$4,631	$1,242	$1,051		$119	$8,719

	Loans by Segment and Evaluation Method as of
	September 30, 2011
	Consumer Real Estate	Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Individually evaluated for impairment	$256	$	---	$5,414	$581	$3,789	$	---	$10,040
Collectively evaluated for impairment	110,611		30,319	365,074	39,792	40,580		---	586,376
Total	$110,867		$30,319	$370,488	$40,373	$44,369	$	---	$596,416

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2010
	Consumer Real Estate	Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Individually evaluated for impairment	$27	$	---	$565	$508	$100	$	---	$1,200
Collectively evaluated for impairment	1,032		586	3,468	600	649		129	6,464
Total	$1,059		$586	$4,033	$1,108	$749		$129	$7,664

	Loans by Segment and Evaluation Method as of
	December 31, 2010
	Consumer Real Estate	Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Individually evaluated for impairment	$505	$	---	$5,151	$698	$2,437	$	---	$8,791
Collectively evaluated for impairment	108,855		35,679	343,780	36,374	42,964		---	567,652
Total	$109,360		$35,679	$348,931	$37,072	$45,401	$	---	$576,443

A summary of ratios for the allowance for loan losses follows:

	Nine Months ended September 30,		Year ended December 31,
	2011	2010	2010
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.46%	1.34%	1.33%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.26%	0.31%	0.46%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows:

	September 30,		December 31,
	2011	2010	2010
Nonperforming assets:
Nonaccrual loans	$1,263	$7,639	$1,938
Restructured loans in nonaccrual	3,081	---	6,133
Total nonperforming loans	4,344	7,639	8,071
Other real estate owned, net	1,759	3,026	1,723
Total nonperforming assets	$6,103	$10,665	$9,794
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.02%	1.82%	1.69%
Ratio of allowance for loan losses to nonperforming loans(1)	200.71%	102.03%	94.97%

(1)  The Company defines nonperforming loans as total nonaccrual and restructured loans that are nonaccrual.  Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows:

	September 30,				December 31,
	2011		2010		2010
Loans past due 90 days or more and still accruing		$339		$533	$1,336
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.06%		0.09%	0.23%
Accruing restructured loans		5,524		---	350
Impaired loans:
Total impaired loans		$10,040		$7,207	$8,791
Impaired loans with no valuation allowance		$2,286	$	---	$1,115
Impaired loans with a valuation allowance		$7,754		$7,207	$7,676
Valuation allowance		(1,829)		(1,148)	(1,200)
Impaired loans, net of allowance		$8,211		$6,059	$6,476
Average recorded investment in impaired loans(1)		$7,834		$7,928	$7,526
Income recognized on impaired loans, after designation as impaired		$90		$15	$17
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1) Recorded investment includes principal and accrued interest.

Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired. Total nonaccrual loans at September 30, 2011 were $4,344, of which $4,229 were impaired, compared with $7,639 in nonaccruals at September 30, 2010, of which $7,207 were impaired.  As of December 31, 2010 nonaccruals totaled $8,071, of which $7,612 were impaired.  No interest income was recognized on nonaccrual loans for the nine months ended September 30, 2011 or September 30, 2010.

Loans past due greater than 90 days that continue to accrue interest totaled $339 at September 30, 2011, compared with $1,336 at December 31, 2010, and $533 at September 30, 2010.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows:

	Impaired Loans as of September 30, 2011
	Unpaid Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$256	$256	$256	$	---	$	---

Commercial Real Estate(2)
Hotels	3,432	3,434	279		3,155		125
Medical Professionals	71	71	---		71		71
College Housing	366	373	373		---		---
Undeveloped Land	252	254	254		---		---
Other Commercial Real Estate	1,165	1,175	---		1,175		487
General Contractors	128	131	---		131		83

Commercial & Industrial(2)
Commercial & Industrial	581	581	---		581		554

Construction, Development and Land(2)
Residential	3,789	3,811	1,256		2,555		509

Total	$10,040	$10,086	$2,418		$7,668		$1,829

(1)  Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.
(2)  Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans
	For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$476	$1	$520	$2

Commercial Real Estate(2)
Hotels	3,438	24	3,464	39
Medical Professionals	73	2	67	9
College Housing	373	6	260	13
Undeveloped Land	254	2	254	8
Other Commercial Real Estate	1,175	13	1,150	25
General Contractors	131	2	46	5

Commercial & Industrial(2)
Commercial & Industrial	585	---	593	---

Construction, Development and Land(2)
Residential	2,278	---	1,480	22

Total	$8,783	$50	$7,834	$123

(1)  Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.
(2)  Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2010
	Unpaid Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance		Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$505	$505	$	---	$505	$26

Commercial Real Estate(2)
Office & Retail	---	---		---	---	---
Hotel	3,509	3,509		287	3,222	267
Convenience stores	577	592		592	---	---
Other commercial real estate	1,065	1,066		---	1,066	299

Commercial & Industrial(2)
Commercial & Industrial	698	698		---	698	508

Construction, Development and Land(2)
Residential	2,185	2,185		---	2,185	100
Commercial	252	253		253	---	---

Total	$8,791	$8,808		$1,132	$7,676	$1,200

(1)  Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.
(2)  Only classes with impaired loans are shown.

	Average Investment and Interest Income of Impaired Loans For the Year Ended
	December 31, 2010
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$337	$	---

Commercial Real Estate(2)
Office & retail	253		---
Hotel	2,767		---
Convenience stores	49		---
Other commercial real estate	337		15
			1
Commercial & Industrial(2)
Commercial & Industrial	1,183		---

Construction, Development and Land(2)
Residential	2,579		---
Commercial	21		1

Total	$7,526		$17

(1)  Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.
(2)  Only classes with impaired loans are shown.

An analysis of past due and nonaccrual loans follows:

September 30, 2011
	30 – 89 Days Past Due		90 or More Days Past Due		90 Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate
Equity Lines	$	---	$	---	$	---	$	---
Closed-ended Consumer Real Estate		1,807		466		285		180
Consumer Construction		---		---		---		---

Consumer Non-Real Estate
Credit Cards		15		7		7		---
Consumer General		276		14		14		---
Consumer Overdraft		155		---		---		---

Commercial Real Estate
College Housing		704		---		---		---
Office/Retail		---		---		---		---
Nursing Homes		---		---		---		---
Hotels		619		526		---		1,503
Municipalities		---		---		---		---
Medical Professionals		---		---		---		---
Religious Organizations		---		---		---		---
Convenience Stores		---		---		---		---
Entertainment and Sports		---		---		---		---
Nonprofits		---		---		---		---
Restaurants		---		---		---		---
General Contractors		---		---		---		---
Other Commercial Real Estate		1,406		476		---		476

Commercial and Industrial
Commercial and Industrial		84		475		33		581

Construction, Development and Land
Residential		---		1,604		---		1,604
Commercial		---		---		---		---
Total		$5,066		$3,568		$339		$4,344

December 31, 2010
	30 – 89 Days Past Due	90 or More Days Past Due		90 Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate
Equity Lines	$69	$	---	$	---	$	---
Closed-ended Consumer Real Estate	1,868		1,178		612		783
Consumer Construction	---		---		---		---

Consumer Non-Real Estate
Credit Cards	67		42		29		---
Consumer General	518		45		37		---
Consumer Overdraft	---		---		---		---

Commercial Real Estate
College Housing	224		262		---		---
Office/Retail	---		---		---		---
Nursing Homes	---		---		---		---
Hotels	---		802		---		3,509
Municipalities	---		---		---		---
Medical Professionals	---		181		---		---
Religious Organizations	---		---		---		---
Convenience Stores	9		577		577		---
Entertainment and Sports	---		---		---		---
Nonprofits	---		---		---		---
Restaurants	---		---		---		---
General Contractors	---		85		---		---
Other Commercial Real Estate	792		136		---		715

Commercial and Industrial
Commercial and Industrial	740		609		81		879

Construction, Development and Land
Residential	---		2,185		---		2,185
Commercial	25		---		---		---
Total	$4,312		$6,102		$1,336		$8,071

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
Determination of risk grades was completed for the portfolio as of September 30, 2011 and 2010.

The following displays non-impaired loans by credit quality indicator:

September 30, 2011
	Pass	Special Mention	Classified (Excluding Impaired)
Consumer Real Estate
Equity Lines	$16,259	$9	$	---
Closed-end Consumer Real Estate	89,945	767		1,559
Consumer Construction	2,072	---		---

Consumer Non-Real Estate
Credit Cards	6,508	---		---
Consumer General	23,433	58		66
Consumer Overdraft	252	---		---

Commercial Real Estate
College Housing	88,705	455		405
Office/Retail	74,155	422		3,768
Nursing Homes	15,521	---		---
Hotels	22,810	1,850		619
Municipalities	20,996	---		---
Medical Professionals	17,382	---		---
Religious Organizations	16,604	---		---
Convenience Stores	9,747	---		---
Entertainment and Sports	7,148	---		---
Nonprofits	6,755	---		---
Restaurants	6,742	---		---
General Contractors	4,984	137		827
Other Commercial Real Estate	63,840	---		1,204

Commercial and Industrial
Commercial and Industrial	39,579	174		39

Construction, Development and Land
Residential	15,096	---		---
Commercial	22,390	2,961		133

Total	$570,923	$6,833		$8,620

December 31, 2010
	Pass	Special Mention		Classified (Excluding Impaired)
Consumer Real Estate
Equity Lines	$15,735	$	---	$119
Closed-ended Consumer Real Estate	85,313		731	2,969
Consumer Construction	3,988		---	---

Consumer Non-Real Estate
Credit Cards	6,446		---	14
Consumer General	28,730		392	94
Consumer Overdraft	3		---	---

Commercial Real Estate
College Housing	88,110		461	1,016
Office/Retail	60,540		3,500	848
Nursing Homes	28,018		---	---
Hotel	10,689		1,878	625
Municipalities	16,979		---	---
Medical Professionals	17,111		---	181
Religious Organizations	12,643		---	---
Convenience Stores	9,010		9	---
Entertainment and Sports	7,694		---	---
Nonprofit	6,421		---	---
Restaurants	6,740		---	153
General Contractors	6,175		---	240
Other Commercial Real Estate	63,679		111	951

Commercial and Industrial
Commercial and Industrial	34,826		129	1,419

Construction, Development and Land
Residential	25,760		---	2,633
Commercial	14,405		---	164

Total	$549,015		$7,211	$11,426

Sales, Purchases and Reclassification of Loans
The Company finances mortgages under “best efforts” contracts with mortgage purchasers.  The mortgages are designated as held for sale upon initiation.  There have been no major reclassifications from portfolio loans to held for sale.  Occasionally, the Company purchases or sells participations in loans.  All participation loans purchased met the Company’s normal underwriting standards at the time the participation was entered.  Participation loans are included in the appropriate portfolio balances to which the allowance methodology is applied.

Troubled Debt Restructurings

The Company modified loans that were classified troubled debt restructurings during the nine months ended September 30, 2011.  The following tables present restructurings by class that occurred during the three and nine-month periods ended September 30, 2011.

Note: only classes with restructured loans are presented.

	Restructurings that occurred during the three months ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Construction, Development and Land
Residential	1	$2,400	$2,300	$507

Commercial Real Estate
General contractors	2	128	128	15
Other commercial real estate	1	392	392	291
Total	4	$2,920	$2,820	$813

	Restructurings that occurred during the nine months ended
	September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Consumer Real Estate
Closed-ended Consumer Real Estate	1	$75	$75	$	---

Commercial and Industrial	1	50	50		50

Construction, Development and Land
Residential	2	2,634	2,534		510

Commercial Real Estate
College housing	2	422	332		---
Medical professionals	3	73	73		71
General contractors	2	128	128		15
Other commercial real estate	3	696	688		476
Total	14	$4,078	$3,880		$1,122

The modifications included providing payment relief by temporarily changing amortizing loans to interest only payments, extending the maturity, changing a letter of credit to a single-payment note, partial forgiveness of principal, or a combination of these modifications.
Partial charge-offs on two loans to separate borrowers totaled $215. Restructured loans are designated impaired and measured for impairment.  The impairment measurement resulted in $1,122 accrued to the allowance for loan losses.  The impairment for restructured loans secured by real estate is based upon the fair value (reduced by selling costs) of the underlying collateral.  The full amount of restructured loans that are not secured by real estate is accrued to the allowance for loan losses.

The following tables present restructured loans that were modified within the past three and nine months and that subsequently experienced payment default.  The company defines default as one or more payments that occur more than 30 days past the due date.

Troubled Debt Restructurings that Subsequently Defaulted

	Restructurings that occurred during the three months ended September 30, 2011
	Number of Contracts	Recorded Investment	Impairment Accrued
Commercial Real Estate
General contractors	2	$128	$	---
Other commercial real estate	1	392		291
Total	3	$520		$291

	Restructurings that occurred during the nine months ended September 30, 2011
	Number of Contracts	Recorded Investment	Impairment Accrued
Construction, Development and Land
Residential	1	$234	$3

Commercial Real Estate
College housing	1	255	---
General contractors	2	131	15
Other commercial real estate	3	700	476
Total	7	$1,320	$494

The above restructured loans that experienced a payment default are all secured by real estate.  The impairment measurement is based upon the fair value of the underlying collateral and as such, was not significantly affected by the payment default.  Restructured loans that become more than 90 days past due are designated nonaccrual.  Nonaccrual levels are factored into allowance methodology for collectively-evaluated loans.

 Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of September 30, 2011 are as follows:

	September 30, 2011
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for sale:
U.S. Treasury	$2,011	$159	$	---	$2,170
U.S. Government agencies	93,912	1,642		2	95,552
Mortgage-backed securities	8,058	604		---	8,662
States and political subdivisions	50,533	2,109		26	52,616
Corporate	16,864	427		86	17,205
Federal Home Loan Bank stock	1,601	---		---	1,601
Federal Reserve Bank stock	92	---		---	92
Other securities	2,356	34		162	2,228
Total	$175,427	$4,975		$276	$180,126

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of September 30, 2011 are as follows:

	September 30, 2011
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Held to maturity:
U.S. Government agencies	$15,060	$621	$	---	$15,681
Mortgage-backed securities	957	100		---	1,057
States and political subdivisions	120,474	6,725		3	127,196
Corporate	1,657	19		1	1,675
Total	$138,148	$7,465		$4	$145,609

Information pertaining to securities with gross unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2011
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily impaired securities:
U.S. Government agencies	$999	$1	$	---	$	---
States and political subdivisions	2,000	29		---		---
Corporate	5,928	88		---		---
Other securities	---	---		142		162
Total	$8,927	$118		$142		$162

	December 31, 2010
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily impaired securities:
U.S. Government agencies	$64,850	$3,127	$	---	$	---
States and political subdivisions	65,640	2,605		2,528		258
Corporate	969	31		---		---
Other securities	---	---		247		246
Total	$131,459	$5,763		$2,775		$504

The Company had 12 securities with a fair value of $9,069 which were temporarily impaired at September 30, 2011.  The total unrealized loss on these securities was $280. Of the temporarily impaired total, one security with a fair value of $142 and an unrealized loss of $162 has been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at September 30, 2011 for the reasons set out below.
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
As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2011, management did not consider there to be any impairment.
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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, were required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.
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
The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  The Company complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.
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
In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.”  The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940.  These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification.  The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act.  The Release was effective as of August 12, 2011.  The adoption of the release did not have a material impact on the Company’s consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

Note 6: Defined Benefit Plan

Components of Net Periodic Benefit Cost:

	Pension Benefits
	Nine Months ended September 30,
	2011	2010
Service cost	$327	$300
Interest cost	528	516
Expected return on plan assets	(609)	(456)
Amortization of prior service cost	(75)	(75)
Amortization of net obligation at transition	---	(9)
Recognized net actuarial loss	219	186
Net periodic benefit cost	$390	$462

2011 Plan Year Employer Contribution

Without considering the prefunding balance, NBI’s minimum required contribution to the National Bankshares, Inc. Retirement Income Plan (the “Plan”) is $816. Considering the prefunding balance, the 2011 minimum required contribution is $0. The Company elected to contribute $612 to the Plan in the quarter ended September 30, 2011.

2010 Plan Year Employer Contributions

On March 29, 2011, NBI made an additional 2010 plan year contribution of $2,500 to the Plan. Taken together with the $585 the Company previously contributed to the defined benefit plan, the total 2010 plan year contribution was $3,085. The Company accrues a liability for pension plan contributions based on actuarial calculations. The 2010 additional contribution was made from the accrued liability and had no material effect on the Company’s income statement, capital ratios or liquidity.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2011 Using
Description	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,170	$	---	$2,170	$	---
U.S. Government agencies and corporations	95,552		---	95,552		---
States and political subdivisions	52,616		---	52,616		---
Mortgage-backed securities	8,662		---	8,662		---
Corporate debt securities	17,205		---	17,205		---
Other securities	2,228		---	2,228		---
Total securities available for sale	$178,433	$	---	$178,433	$	---

		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,183	$	---	$2,183	$	---
U.S. Government agencies and corporations	88,152		---	88,152		---
States and political subdivisions	61,682		---	61,682		---
Mortgage-backed securities	11,379		---	11,379		---
Corporate debt securities	17,680		---	17,680		---
Other securities	2,062		---	2,062		---
Total securities available for sale	$183,138	$	---	$183,138	$	---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2011 or December 31, 2010. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that the Company will be unable to collect all the contractual interest and principal payments as scheduled in the loan agreement. Troubled debt restructurings are impaired loans. The measurement of loss associated with impaired loans may be based on either the observable market price of the loan, the present value of the expected cash flows or the fair value of the collateral. Fair value of the Company’s impaired loans is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction, if an appraisal of the real estate property is over 12 months old or if the real estate market is considered by management to be experiencing volatility, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal using observable market data, if the collateral is deemed significant. If the collateral is not deemed significant, the value of business equipment is based on the net book value on the borrower’s financial statements. Likewise, values for inventory and accounts receivables collateral are based on the borrower’s financial statement balances or aging reports (Level 3). Estimated losses on impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis at September 30, 2011 and at December 31, 2010.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2011	Impaired loans net of valuation allowance	$5,925	$	---	$	---	$5,925
December 31, 2010	Impaired loans net of valuation allowance	6,476		---		---	6,476

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis at September 30, 2011 and at December 31, 2010.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2011	Other real estate owned net of valuation allowance	$529	$	---	$	---	$529
December 31, 2010	Other real estate owned net of valuation allowance	535		---		---	535

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at September 30, 2011and December 31, 2010, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$12,530	$12,530	$9,858	$9,858
Interest-bearing deposits	69,902	69,902	69,400	69,400
Securities	318,274	325,735	315,907	314,820
Mortgage loans held for sale	1,108	1,108	2,460	2,460
Loans, net	587,697	572,956	568,779	539,152
Accrued interest receivable	6,359	6,359	6,016	6,016
BOLI	17,745	17,745	17,252	17,252
Financial liabilities:
Deposits	$894,235	888,863	$884,583	$880,290
Accrued interest payable	207	207	257	257

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
$ in thousands, except share and per share data

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
• deposit flows,
• competition,
• demand for financial services in the Company’s trade area,
• the real estate market in the Company’s trade area,
• the Company’s technology initiatives,
• loss or retirement of key executives,
• adverse changes in the securities market, and
• applicable accounting principles, policies and guidelines.
These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of our 2010 Annual Report on Form 10-K.
The Company was not negatively impacted during the initial phases of the economic slowdown in late 2008. Its markets did not experience the dramatic declines in real estate values seen in some other areas of the country. In addition, the diverse economy of the Company’s market area, including several large employers that are public colleges or universities, helped to insulate the Company from the worst effects of the recession. As the recession continued into 2009, real estate values in the Company’s trade area declined moderately. In early 2010, the Company experienced an increasing level of nonperforming assets, including nonperforming loans and other real estate owned. If the economic recovery continues to progress slowly or is reversed, it is likely that unemployment will continue to rise in the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the State as a result of the recession could also negatively impact employment. This impact could lead to an even higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and fear of layoffs caused reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. In conclusion, a slow economic recovery or a recessionary economy could have an adverse effect on all financial institutions, including the Company.

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
Estimated loss for an impaired loan is the amount of recorded investment that exceeds the loan’s fair value. Fair value of an impaired loan is measured by one of three methods, the fair value (less cost to sell) of collateral, the present value of future cash flows, or observable market price. For loans that are not collateral dependent, the potential loss is accrued in the allowance. For collateral-dependent loans, the potential loss is charged-off against the allowance, instead of being accrued. Impaired loans with partial charge-offs are maintained as impaired until it becomes evident that the borrower can repay the remaining balance of the loan according to the terms.
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
During 2009 and 2010, we experienced increases in delinquencies and net charge-offs due to deterioration of the housing market and the economy as a whole. The estimate of the allowance for September 30, 2011 considered these market conditions in determining the accrual. However, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

Goodwill and Core Deposit Intangibles

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs impairment testing in the fourth quarter of each year. The Company’s goodwill impairment analysis considers three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to NBI; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to NBI. Each measure indicated that the Company’s fair value exceeded its book value, validating that goodwill is not impaired.

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

Performance Summary

The following table presents NBI’s key performance ratios for the nine months ended September 30, 2011 and the year ended December 31, 2010. The measures for September 30, 2011 are annualized, except for basic net earnings per share and fully diluted net earnings per share.

	September 30, 2011	December 31, 2010
Return on average assets	1.66%	1.57%
Return on average equity	12.62%	12.07%
Basic net earnings per share	$1.84	$2.25
Fully diluted net earnings per share	$1.83	$2.24
Net interest margin (1)	4.62%	4.52%
Noninterest margin (2)	1.54%	1.49%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets for the nine months ended September 30, 2011 was 1.66%, 9 basis points higher than the 1.57% for the year ended December 31, 2010. The annualized return on average equity grew from 12.07% for the year ended December 31, 2010 to 12.62% for the nine months ended September 30, 2011. The annualized net interest margin was a healthy 4.62% at the end of the third quarter of 2011, up 10 basis points from the 4.52% reported at year-end. The primary factor driving the increase in the net interest margin was the declining cost to fund interest-earning assets. Even though the Company experienced a modest decline in the yield on earning assets for the first nine months of 2011, the decline was more than offset by declining interest expense.
The annualized noninterest margin increased from 1.49% at December 31, 2010 to 1.54% at September 30, 2011, primarily because of an increase in noninterest expense. Please refer to the discussion under noninterest expense for further information about such increases.

Growth

NBI’s key growth indicators are shown in the following table:

	September 30, 2011	December 31, 2010	Percent Change
Securities	$318,274	$315,907	0.75%
Loans, net	587,697	568,779	3.33%
Deposits	894,235	884,583	1.09%
Total assets	1,042,122	1,022,238	1.95%

Securities increased by $2,367, or 0.75%, from $315,907 at December 31, 2010 to $318,274 at September 30, 2011. Net loans at September 30, 2011 were $587,697, up $18,918, or 3.33%, from $568,779 at December 31, 2010. Deposits increased 1.09%, from $884,583 at year-end to $894,235 at September 30, 2011, or $9,652. Total assets were $1,022,238 at December 31, 2010 and were $1,042,122 at September 30, 2011, an increase of $19,884, or 1.95%.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	September 30, 2011	September 30, 2010	December 31, 2010
Nonperforming loans	$4,344	$7,639	$8,071
Accruing restructured loans	5,524	---	350
Loans past due 90 days or more, and still accruing	339	533	1,336
Other real estate owned	1,759	3,026	1,723
Allowance for loan losses to loans	1.46%	1.34%	1.33%
Net charge-off ratio	0.26%	0.31%	0.46%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.02%	1.82%	1.69%
Ratio of allowance for loan losses to nonperforming loans	200.71%	102.03%	94.97%

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses.  The recent economic recession and slow recovery have contributed to higher than normal levels of some asset quality measures.  Nonperforming loans were $8,071 at December 31, 2010 and $7,639 at September 30, 2010, but decreased to $4,344 at September 30, 2011, a decline of $3,727 or 46.18% from December 31, 2010 and $3,295 or 43.13% from September 30, 2010.  The net charge-off ratio also declined to 0.26% at September 30, 2011, from 0.46% at December 31, 2010 and 0.31% at September 30, 2010, while loans 90 days past due and still accruing declined $997 from December 31, 2010 and $194 from September 30, 2010.
The Company’s risk analysis determined an allowance for loan losses of $8,719 at September 30, 2011, resulting in a provision for the nine months ended September 30, 2011 of $2,196, a decrease of $13 or 0.59% from the $2,209 from the same period in 2010.  The ratio of the allowance for loan losses to loans increased to 1.46%, from 1.33% at December 31, 2010 and 1.34% at September 30, 2010. While charge-offs and nonperforming loans declined in the first nine months of 2011, the higher levels of the recent past were influential on the risk assessment calculation and contributed to the increase in the allowance for loan losses.  The Company continues to monitor risk levels within the loan portfolio and expects that any further increase in the allowance or provision for loan losses would be the result of the refinement of loss estimates and would not dramatically affect net income.
The total of other real estate owned was $1,759 at September 30, 2011, up slightly from $1,723 at December 31, 2010 but down from $3,026 at September 30, 2010 primarily due to the disposal of such real estate.  It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

Net Interest Income

The net interest income analysis for the nine months ended September 30, 2011 and 2010 follows:

	September 30, 2011			September 30, 2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)	$588,710	$27,594	6.27%	$587,767	$28,005	6.37%
Taxable securities	157,759	5,115	4.33%	124,170	4,234	4.56%
Nontaxable securities (1)(4)	163,366	7,602	6.22%	159,972	7,491	6.26%
Interest-bearing deposits	56,998	104	0.24%	49,658	85	0.23%
Total interest-earning assets	$966,833	$40,415	5.59%	$921,567	$39,815	5.78%
Interest-bearing liabilities:
Interest-bearing demand deposits	$375,536	$3,081	1.10%	$314,664	$2,408	1.02%
Savings deposits	57,816	34	0.08%	54,188	37	0.09%
Time deposits	315,980	3,892	1.65%	357,707	6,110	2.28%
Total interest-bearing liabilities	$749,332	$7,007	1.25%	$726,559	$8,555	1.57%
Net interest income and interest rate spread		$33,408	4.34%		$31,260	4.20%
Net yield on average interest-earning assets			4.62%			4.54%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the two nine-month periods presented.
(2)	Included in interest income are loan fees of $560 and $647 for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Daily averages are shown at amortized cost.

The net interest margin increased 8 basis points from 4.54% to 4.62% for the nine months ended September 30, 2010 and September 30, 2011, respectively. The increase in net interest margin was driven by a decline in the cost of interest-bearing liabilities of 32 basis points offset by a decline in the yield on interest earning assets of 19 basis points. The decline in the cost of interest-bearing liabilities came primarily from a 63 basis point reduction in the cost of time deposits offset by an 8 basis point increase in the cost of interest-bearing demand deposits, when the nine-month periods ended September 30, 2011 and September 30, 2010 are compared.  The 19 basis point decline in the yield on earning assets can be accounted for mostly by declines in both the yields on loans and on taxable securities.  The yield on loans declined 10 basis points from September 30, 2010 to September 30, 2011, because of contractual repricing terms and the renegotiation of loan interest rates in response to competition.  The yield on taxable securities was 23 basis points lower for the nine months ended September 30, 2011, when compared with the same period in 2010.  The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments.
The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.  In the recent past, with interest rates at historic lows, funding costs declined at a faster pace than the yield on earning assets.  The Company’s cost of funding is more sensitive to interest rate changes than is the yield on earning assets.

Provision and Allowance for Loan Losses

The provision for loan losses for the nine month period ended September 30, 2011 was $2,196, compared with $2,209 for the first nine months of 2010. The ratio of the allowance for loan losses to total loans at the end of the third quarter of 2011 was 1.46%, which compares to 1.33% at December 31, 2010. The net charge-off ratio was 0.26% at September 30, 2011 and 0.46% at December 31, 2010. See “Asset Quality” for additional information.

 Noninterest Income

	Nine Months ended
	September 30, 2011	September 30, 2010	Percent Change
Service charges on deposits	$1,952	$2,192	(10.95)%
Other service charges and fees	174	214	(18.69)%
Credit card fees	2,365	2,171	8.94%
Trust fees	817	846	(3.43)%
BOLI income	559	558	0.18%
Other income	293	215	36.28%
Realized securities gains (losses)	(7)	(1)	(600.00)%

Service charges on deposit accounts totaled $1,952 for the nine months ended September 30, 2011. This is a 10.95% decrease, or $240, when compared with the same period in 2010. The decline was in large part the result of a decrease of $246 in fees from checking account overdrafts and fees for checks returned for insufficient funds, offset by minor increases in other service charges. The decline in fees for overdrafts and insufficient funds is representative of a nationwide trend of depositors managing bank accounts to reduce fees and service charges.
Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Income for the nine months ended September 30, 2011 decreased $40, or 18.69%, from the same period in 2010, due to minor and typical fluctuations.
Credit card fees for the first nine months of 2011 were $2,365. This was an increase of $194, or 8.94%, when compared with the $2,171 total reported for the same period last year. The increase was due to a higher volume of merchant transaction fees and credit card fees. Management anticipates that this category of noninterest income may be negatively affected by provisions included in the Dodd-Frank Wall Street Reform and Consumer Protection Act. This recent legislation, which became effective on October 1, 2011 but which exempts financial institutions with less than $10 billon in assets, directs the Federal Reserve Bank to control the level of debit card interchange fees. It is not yet known the extent to which the legislation may impact the level of credit card fees or when that impact will occur.
Income from Trust fees was $817 for the nine months ended September 30, 2011. This is a 3.43% decrease from the $846 earned in the same period of 2010. Trust income varies depending on the total assets held in Trust accounts, the type of accounts under management and financial market conditions. The decrease in Trust income is attributable to a combination of all of these factors.
BOLI income did not change materially from September 30, 2010 to September 30, 2011.
Other income includes net gains from the sales of fixed assets, rent from foreclosed properties, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the nine months ended September 30, 2011 was $293. This represents an increase of $78, or 36.28%, when compared with the nine months ended September 30, 2010. These areas fluctuate with market conditions and because of competitive factors.
Realized securities losses for the nine months ended September 30, 2011 were $7, as compared with losses of $1 for the same period in 2010. Net realized securities gains and losses are market driven and have resulted from calls of securities.

Noninterest Expense

	Nine Months ended
	September 30, 2011	September 30, 2010	Percent Change
Salaries and employee benefits	$8,561	$8,205	4.34%
Occupancy, furniture and fixtures	1,207	1,419	(14.94)%
Data processing and ATM	1,289	1,120	15.09%
FDIC assessment	1,049	805	30.31%
Credit card processing	1,871	1,680	11.37%
Intangibles amortization	813	812	0.12%
Net costs of other real estate owned	281	180	56.11%
Franchise taxes	619	722	(14.27)%
Other operating expenses	2,306	2,364	(2.45)%

Salary and benefits expense increased $356, or 4.34%, from $8,205 for the nine months ended September 30, 2010 to $8,561 for the nine months ended September 30, 2011. Contributing to the increase was an increase of $188 in fringe benefits, partially offset by a decline in net periodic pension expense of $72 when the two periods are compared. Net periodic expense varies because of changes in the number of plan participants, the age of participants, the level of employer contributions, the investment performance of the plan trust and the interest rate environment. Please refer to Note 6 to the financial statements for additional information.
Occupancy, furniture and fixtures expense was $1,207 for the nine months ended September 30, 2011, a decrease of $212, or 14.94%, from the same period last year. The decline is a result of general cost control measures with no significant decreases in any one factor.
Data processing and ATM expense was $1,289 for the nine months ended September 30, 2011, an increase of $169, or 15.09%, from the nine months ended September 30, 2010. Higher data processing expense in the first nine months of 2011 is associated with increased costs for communications because of infrastructure upgrades.
The Federal Deposit Insurance Corporation Deposit Insurance Fund assessment for the nine months ended September 30, 2011 was $1,049. This compares with $805 for the same period in 2010. The FDIC assessment is currently based on the level of deposits. The assessment reflects increases in deposits, as well as additional premiums associated with the increase in the FDIC insurance threshold to $250. Given the severe impact of the economic downturn on some of the nation’s banks, the Company has no assurance that the FDIC will not increase assessments on insured banks to maintain the integrity of the Deposit Insurance Fund.
Credit card processing expense was $1,871 for the nine months ended September 30, 2011, an increase of $191, or 11.37%, from the total for the nine months ended September 30, 2010. This expense is driven by volume and other factors such as merchant discount rates and is subject to a degree of variability.
The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, and the expense was $813 for the nine month period ended September 30, 2011, compared with $812 for the nine month period ended September 30, 2010.
Net costs of other real estate owned have increased from $180 for the nine months ended September 30, 2010 to $281 for the nine months ended September 30, 2011. This expense category includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. Management anticipates that the total of other real estate owned and related expenses will increase as the slow economy and weak real estate market continue to impact borrowers.
Bank franchise taxes have declined 14.27%, from $722 at September 30, 2010 to $619 for the nine months ended 2011.
The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses for the nine months ended September 30, 2011 declined $58 or 2.45% from $2,364 to $2,306 when compared with the same period in 2010. Management has made concerted efforts to control costs.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2011	December 31, 2010	Percent Change
Interest-bearing deposits	$56,998	$55,477	2.74%
Securities available for sale	189,298	161,504	17.21%
Securities held to maturity	133,160	128,028	4.01%
Mortgage loans held for sale	618	1,339	(53.85)%
Real estate construction loans	48,341	47,262	2.28%
Real estate mortgage loans	172,369	169,856	1.48%
Commercial and industrial loans	283,251	276,829	2.32%
Loans to individuals	85,113	91,657	(7.14)%
Total Assets	1,025,778	989,952	3.62%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$133,977	$122,818	9.09%
Interest-bearing demand deposits	375,536	322,705	16.37%
Savings deposits	57,816	54,543	6.00%
Time deposits	315,980	352,887	(10.46)%
Stockholders’ equity	135,069	129,003	4.70%

Securities

The total amortized cost of securities available for sale and securities held to maturity at September 30, 2011 was $313,575, and total fair value was $325,735. At September 30, 2011, the Company held individual securities with a total fair value of $9,069 that had a total unrealized loss of $280.  Of this total, securities with a fair value of $142 and an unrealized loss of $162 have been in a continuous loss position for 12 months or more.  At September 30, 2011, there were no securities that management determined to be other-than-temporarily impaired.
Management regularly monitors the quality of the securities portfolio, and management closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances.

Loans

	September 30, 2011	December 31, 2010	Percent Change
Commercial and industrial loans	$298,816	$269,818	10.75%
Real estate construction loans	47,346	46,169	2.55%
Real estate mortgage loans	169,827	173,533	(2.14)%
Loans to individuals	81,392	87,868	(7.37)%
Total gross loans	$597,381	$577,388	3.46%

The Company’s total gross loans increased by $19,993 or 3.46%, from $577,388 at December 31, 2010 to $597,381 at September 30, 2011. Commercial and industrial loans and real estate construction accounted for the majority of the increase, partially offset by a decrease in loans to individuals.
Commercial and industrial loans increased 10.75% from $269,818 at December 31, 2010 to $298,816 at September 30, 2011. The $28,998 increase is due to higher loan demand.
The 7.37% decline in loans to individuals continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers. Loans to individuals totaled $81,392 at September 30, 2011. This compares with $87,868 at year-end 2010.
Real estate construction loans grew 2.55% from $46,169 at December 31, 2010 to $47,346 at September 30, 2011. Real estate mortgage loans declined 2.14% or $3,706 from $173,533 at December 31, 2010 to $169,827 at September 30, 2011.
The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products or loans with initial teaser rates.

Deposits

	September 30, 2011	December 31, 2010	Percent Change
Noninterest-bearing demand deposits	$140,609	$131,540	6.89%
Interest-bearing demand deposits	381,571	365,040	4.53%
Saving deposits	59,395	55,800	6.44%
Time deposits	312,660	332,203	(5.88)%
Total deposits	$894,235	$884,583	1.09%

Total deposits increased $9,652, or 1.09% from $884,583 at December 31, 2010 to $894,235 at September 30, 2011.  Increases in all deposit categories other than time deposits totaled $29,195, or 5.29%. These increases were offset by a decline in time deposits of $19,543, or 5.88%, when September 30, 2011 is compared with December 31, 2010. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers are unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and FHLB advances. At September 30, 2011, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.
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
Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At September 30, 2011, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.
The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At September 30, 2011, the Company’s liquidity is sufficient to meet projected trends in these areas.
To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At September 30, 2011, the analysis indicated adequate liquidity under the tested scenarios.
The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At September 30, 2011, the loan to deposit ratio was 66.70%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at September 30, 2011 was $141,820, an increase of $12,633, or 9.78%, from the $129,187 at December 31, 2010. The Tier I and Tier II risk-based capital ratios at September 30, 2011 were 19.40% and 20.65%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

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
The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default.   Mortgages must meet strict underwriting and documentation requirements for the sale to be completed.  The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of September 30, 2011.  To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.
There were no material changes in off-balance sheet arrangements during the nine months ended September 30, 2011, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at September 30, 2011. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the nine months of 2011 and have not changed materially from those which were disclosed in the Company’s 2010 Form 10-K.

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

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase stock during the first nine months of 2011.

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior secuirites for the nine months ended September 30, 2011.

Item 4.  Reserved

Item 5.  Other Information

Subsequent Events
From September 30, 2011, the balance sheet date of this Form 10-Q, through the date of filing the Form 10-Q with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provide evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Item 6.  Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: November 9, 2011	/s/ James G. Rakes
James G. Rakes President and Chief Executive Officer (Authorized Officer)

Date: November 9, 2011	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)

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

Date: November 9, 2011

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

Date: November 9, 2011

/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended September 30, 2011, I, James G. Rakes, President and Chief Executive Officer (Principal Executive Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended September 30, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended September 30, 2011, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ James G. Rakes
James G. Rakes President and Chief Executive Officer (Principal Executive Officer) November 9, 2011

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended September 30, 2011, I, David K. Skeens, Treasurer and Chief Financial Officer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended September 30, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended September 30, 2011, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) November 9, 2011