Form 10-K
period 2011-12-31
NATIONAL BANKSHARES INC
filed 2012-03-09
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2011
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
Large accelerated filer [  ]         Accelerated filer [x]         Non-accelerated filer [  ]         Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]     No [x]

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by Directors, Executive Officers and Corporate Governance) on June 30, 2011 (the last business day of the most recently completed second fiscal quarter) was approximately $166,007,713. As of February 21, 2012, the registrant had 6,939,974 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. 2011 Annual Report to Stockholders	Part II
National Bankshares, Inc. Proxy Statement for the 2012 Annual Meeting of Stockholders	Part III

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
Form 10-K

Part I
$ in thousands, except per share data

Item 1. Business

History and Business

National Bankshares, Inc. (the “Company” or “NBI”) is a financial holding company that was organized in 1986 under the laws of Virginia and is registered under the Bank Holding Company Act of 1956. It conducts most of its operations through its wholly-owned community bank subsidiary, the National Bank of Blacksburg (“NBB”). It also owns National Bankshares Financial Services, Inc. (“NBFS”), which does business as National Bankshares Insurance Services and National Bankshares Investment Services.

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
NBB is community-oriented, and it offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments from its headquarters in Blacksburg, Virginia and its twenty-four branch offices throughout southwest Virginia. NBB has telephone and internet banking and it operates twenty-five automated teller machines in its service area. Lending is focused at small and mid-sized businesses and at individuals. Loan types include commercial, agricultural, real estate, home equity and consumer. Merchant credit card services and business and consumer debit and credit cards are available. Deposit accounts offered include demand deposit accounts, money market deposit accounts, savings accounts and certificates of deposit. NBB offers other miscellaneous services normally provided by commercial banks, such as letters of credit, night depository, safe deposit boxes, travelers checks, utility payment services and automatic funds transfer. NBB conducts a general trust business that has wealth management, and trust and estate services for individual and business customers.
At December 31, 2011, NBB had total assets of $1,063,754 and total deposits of $919,443. NBB’s net income for 2011 was $17,946, which produced a return on average assets of 1.75% and a return on average equity of 13.39%. Refer to Note 12 of the Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

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

Operating Revenue

The percentage of total operating revenue attributable to each class of similar service that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2011, 2010 and 2009 is set out in the following table.

Period	Class of Service	Percentage of Total Revenues
December 31, 2011	Interest and Fees on Loans	62.57%
	Interest on Investments	22.75%
December 31, 2010	Interest and Fees on Loans	64.22%
	Interest on Investments	21.03%
December 31, 2009	Interest and Fees on Loans	63.38%
	Interest on Investments	21.62%

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
At December 31, 2011, NBI employed 18 full time employees, NBB had 194 full time equivalent employees and NBFS had 3 full time employees.

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

National Bankshares, Inc.

NBI is a bank holding company qualified as a financial holding company under the Federal Bank Holding Company Act (BHCA), which is administered by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). NBI is required to file an annual report with the Federal Reserve and may be required to furnish additional information pursuant to the BHCA. The Federal Reserve is authorized to examine NBI and its subsidiaries. With some limited exceptions, the BHCA requires a bank holding company to obtain prior approval from the Federal Reserve before acquiring or merging with a bank or before acquiring more than 5% of the voting shares of a bank unless it already controls a majority of shares.

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

The Virginia Banking Act. The Virginia Banking Act requires all Virginia bank holding companies to register with the Virginia State Corporation Commission (the “Commission”). NBI is required to report to the Commission with respect to financial condition, operations and management. The Commission may also make examinations of any bank holding company and its subsidiaries and must approve the acquisition of ownership or control of more than 5% of the voting shares of any Virginia bank or bank holding company.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLBA”) permits significant combinations among different sectors of the financial services industry, allows for expansion of financial service activities by bank holding companies and offers financial privacy protections to consumers. GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. GBLA permits affiliations between banks and securities firms in the same holding company structure, and it permits financial holding companies to directly engage in a broad range of securities and merchant banking activities.

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act (“SOX”) enacted major reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies with securities registered under the Securities Exchange Act of 1934, including NBI. SOX creates increased responsibility for chief executive officers and chief financial officers with respect to the content of filings with the Securities and Exchange Commission. Section 404 of SOX and related Securities and Exchange Commission rules focused increased scrutiny by internal and external auditors on NBI’s systems of internal controls over financial reporting, which is designed to insure that those internal controls are effective in both design and operation. SOX sets out enhanced requirements for audit committees, including independence and expertise, and it includes stronger requirements for auditor independence and limits the types of non-audit services that auditors can provide. Finally, SOX contains additional and increased civil and criminal penalties for violations of securities laws.

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
  Bank regulators are actively reviewing capital requirements for banking organizations beyond current levels. NBI is unable to predict if higher capital levels may be mandated in the future.

Emergency Economic Stabilization Act of 2008. On October 14, 2008, the U.S. Treasury announced the Troubled Asset Relief Program (“TARP”) under the Emergency Economic Stabilization Act of 2008. In the program, the Treasury was authorized to purchase up to $250 billion of senior preferred shares in qualifying U.S. banks, saving and loan associations and bank and savings and loan holding companies. The amount of TARP funds was later increased to $700 billion. The minimum subscription amount was 1% of risk-weighted assets and the maximum amount was the lesser of $25 billion or 3% of risk-weighted assets. The Dodd-Frank Act (described below) reduced the amount attributed to $475 billion. NBI did not participate in TARP.

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
The Dodd-Frank Act contains provisions designed to reform mortgage lending, which includes the requirement of additional disclosures for consumer mortgages. In addition, the Federal Reserve issued new rules, effective October 1, 2011, that will have the effect of limiting the fees charged to merchants by credit card companies for debit card transactions. The result of these rules will be to limit the amount of interchange fee income available to the Company. The Dodd-Frank Act also contains provisions that affect corporate governance and executive compensation.
Although the Dodd-Frank Act provisions themselves are extensive, the ultimate impact on the Company of this massive legislation is unknown. The Act provides that several federal agencies, including the Federal Reserve and the Securities and Exchange Commission, shall issue regulations implementing major portions of the legislation, and this process is ongoing.

The National Bank of Blacksburg

NBB is a national banking association incorporated under the laws of the United States, and the bank is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”). NBB’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to the limits of applicable law. The OCC, as the primary regulator, and the FDIC regulate and monitor all areas of NBB’s operation. These areas include adequacy of capitalization and loss reserves, loans, deposits, business practices related to the charging and payment of interest, investments, borrowings, payment of dividends, security devices and procedures, establishment of branches, corporate reorganizations and maintenance of books and records. NBB is required to maintain certain capital ratios. It must also prepare quarterly reports on its financial condition for the OCC and conduct an annual audit of its financial affairs. OCC requires NBB to adopt internal control structures and procedures designed to safeguard assets and monitor and reduce risk exposure. While appropriate for the safety and soundness of banks, these requirements add to overhead expense for NBB and other banks.

The Community Reinvestment Act. NBB is subject to the provisions of the Community Reinvestment Act (“CRA”), which imposes an affirmative obligation on financial institutions to meet the credit needs of the communities they serve, including low and moderate income neighborhoods. The OCC monitors NBB’s compliance with the CRA and assigns public ratings based upon the bank’s performance in meeting stated assessment goals. Unsatisfactory CRA ratings can result in restrictions on bank operations or expansion. NBB received a “satisfactory” rating in its last CRA examination by the OCC.

The Gramm-Leach-Bliley Act. In addition to other consumer privacy provisions, the Gramm-Leach-Bliley Act (“GLBA”) restricts the use by financial institutions of customers’ nonpublic personal information. At the inception of the customer relationship and annually thereafter, NBB is required to provide its customers with information regarding its policies and procedures with respect to handling of customers’ nonpublic personal information. GLBA generally prohibits a financial institution from providing a customer’s nonpublic personal information to unaffiliated third parties without prior notice and approval by the customer.

The USA Patriot Act. The USA Patriot Act (“Patriot Act”) facilitates the sharing of information among government entities and financial institutions to combat terrorism and money laundering. The Patriot Act imposes an obligation on NBB to establish and maintain anti-money laundering policies and procedures, including a customer identification program. The bank is also required to screen all customers against government lists of known or suspected terrorists. There is additional regulatory oversight to insure compliance with the Patriot Act.

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

Deposit Insurance. NBB has deposits that are insured by the FDIC. FDIC maintains a Deposit Insurance Fund (“DIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. In 2009, because of the troubled economy and the number of failed banks nationwide, there was pressure on the reserve ratio of the DIF. In order to rebuild the Fund and to help maintain public confidence in the banking system, on June 30, 2009, the FDIC imposed a special assessment of five basis points of NBB’s FDIC insured assets, minus Tier 1 capital. The special assessment, which was in addition to regular DIF assessments was payable on September 30, 2009. In an effort to further strengthen the Fund, on November 12, 2009 the FDIC adopted a rule requiring insured depository institutions (including NBB) to prepay their estimated quarterly regular risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009. In 2011, the method for calculating the FDIC assessment changed from deposit based to asset based.
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

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the Securities and Exchange Commission. The Company’s proxy materials for the 2012 annual meeting of stockholders are also posted on a separate website at www.nationalbanksharesproxy.com.

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

Political stalemates in the U.S. and world governments could negatively affect the financial markets.
Political stalemates in the U.S. and world governments could affect financial markets and affect fiscal policy which could negatively affect our investment portfolio and earnings.

Our information systems may experience an interruption or security breach.
We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our internet banking, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our communications and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.

Changes in funding for higher education could materially affect our business.
Federal and state support for public colleges and universities in the Company’s market area has been adversely affected by the recession and budgetary considerations. As a result, our business may be adversely affected from declines in university programs, capital projects, employment and other related factors.

Item 1B. Unresolved Staff Comments

There are none.

Item 2. Properties

NBB owns and has a branch bank in NBI’s headquarters building located at 101 Hubbard Street, Blacksburg, Virginia. The bank’s main office is at 100 South Main Street, Blacksburg, Virginia. NBB owns an additional nineteen branch offices and it leases four. NBI owns a building in Pulaski, Virginia that it rents on a month-to-month basis and is actively marketing for sale. We believe that existing facilities are adequate for current needs and to meet anticipated growth.

Item 3. Legal Proceedings

NBI, NBB, and NBFS are not currently involved in any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

National Bankshares, Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “NKSH.” As of December 31, 2011, there were 807 record stockholders of NBI common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 2011 and 2010.

Common Stock Market Prices

	2011		2010		Dividends per share
	High	Low	High	Low	2011		2010
First Quarter	$31.80	27.46	$29.15	23.01	$	---	$	---
Second Quarter	29.71	24.08	28.50	22.96		0.48		0.44
Third Quarter	27.23	22.93	25.88	21.76		---		---
Fourth Quarter	29.00	23.21	32.28	25.39		0.52		0.47

NBI’s primary source of funds for dividend payments is dividends from its bank subsidiary, NBB. Bank dividend payments are restricted by regulators, as more fully disclosed in Note 11 of Notes to Consolidated Financial Statements.

On May 11, 2011, NBI’s Board of Directors approved the repurchase of up to 100,000 shares of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934. During 2011, there were no shares repurchased, and 100,000 shares may yet be purchased under the program.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total of stockholder return on NBI common stock with the cumulative return on the NASDAQ Index, a peer group index comprised of southeastern independent community banks and bank holding companies, and the NASDAQ Bank Index for the five-year period commencing on December 31, 2006.  These comparisons assume the investment of $100 in National Bankshares, Inc. common stock in each of the indices on December 31, 2006, and the reinvestment of dividends. This year the stock performance graph reflects a change made by the Company in the peer group comparison index from the Independent Bank Index to the NASDAQ Bank Index.  Management believes that the NASDAQ Bank Index, which consists primarily of financial institutions whose stock trades on the NASDAQ Capital Market or the NASDAQ National Market, provides a better peer group comparison because it includes geographically diverse financial institutions more comparable to the Company in asset size and trading markets than the Independent Bank Index, which consists of comparable financial institutions but is limited to the southeastern region of the United States.

	2006	2007	2008	2009	2010	2011
NATIONAL BANKSHARES, INC.	100	74	88	132	152	140
NASDAQ COMPOSITE INDEX	100	111	66	97	114	113
NASDAQ BANK INDEX	100	80	63	53	60	54
INDEPENDENT BANK INDEX	100	77	51	52	55	47

The peer group Independent Bank Index is the compilation of the total return to stockholders over the past five years of the following group of 21 independent community banks and bank holding companies located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. The banks and bank holding companies are: American National Bankshares, Inc., Auburn National Bancorporations, Inc., BNC Bancorp, C&F Financial Corporation, Carolina Trust Bank, Central Virginia Bankshares, Inc., Community First, CNB Corporation, Fidelity Southern Corporation, First Century Bankshares, Inc., Four Oaks Fincorp,  Inc., Geer Bancshares Incorporated, Monarch Financial Holdings, Inc., National Bankshares, Inc., New Bridge Bancorp, Peoples Bancorporation, Inc., Savannah Bancorp, Inc., Southeastern Banking Corporation, Southwest Georgia Financial Corp., United Security Bancshares, Inc. and Uwharrie Capital Corp.

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries
Selected Consolidated Financial Data

$ in thousands, except per share data	Years ended December 31,
	2011	2010	2009	2008	2007
Selected Income Statement Data:
Interest income	$49,946	$49,139	$50,487	$50,111	$50,769
Interest expense	9,184	11,158	15,825	18,818	21,745
Net interest income	40,762	37,981	34,662	31,293	29,024
Provision for loan losses	2,949	3,409	1,634	1,119	423
Noninterest income	8,410	8,347	8,804	9,087	8,760
Noninterest expense	23,338	23,127	23,853	22,023	20,956
Income taxes	5,247	4,223	3,660	3,645	3,730
Net income	17,638	15,569	14,319	13,593	12,675

Per Share Data:
Basic net income	2.54	2.25	2.07	1.96	1.82
Diluted net income	2.54	2.24	2.06	1.96	1.82
Cash dividends declared	1.00	0.91	0.84	0.80	0.76
Book value	20.36	18.63	17.61	15.89	15.07

Selected Balance Sheet Data at End of Year:
Loans, net	580,402	568,779	583,021	569,699	518,435
Total securities	318,913	315,907	297,417	264,999	273,343
Total assets	1,067,102	1,022,238	982,367	935,374	887,647
Total deposits	919,333	884,583	852,112	817,848	776,339
Stockholders’ equity	141,299	129,187	122,076	110,108	104,800

Selected Balance Sheet Daily Averages:
Loans, net	580,037	577,210	572,438	533,190	505,070
Total securities	320,908	289,532	298,237	281,367	282,734
Total assets	1,031,899	989,952	971,538	899,462	867,061
Total deposits	888,044	852,953	846,637	783,774	758,657
Stockholders’ equity	136,794	129,003	117,086	108,585	100,597

Selected Ratios:
Return on average assets	1.71%	1.57%	1.47%	1.51%	1.46%
Return on average equity	12.89%	12.07%	12.23%	12.52%	12.60%
Dividend payout ratio	39.34%	40.52%	40.67%	40.78%	41.80%
Average equity to average assets	13.26%	13.03%	12.05%	12.07%	11.60%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the results of operations, financial condition, liquidity and capital resources of National Bankshares, Inc. and its subsidiaries (the “Company”). The discussion should be read in conjunction with the material presented in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.
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
•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation, and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”) the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and other financial reform legislation,

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
The recession continues to impact the national economy as well as the Company’s market. Signs of economic recovery are mixed with continued high unemployment and diminished real estate values.  The Company’s trade area contains a diverse economy that includes large public colleges and universities, which somewhat insulated the Company’s market from the dramatic declines in real estate values seen in some other areas of the country.  Real estate values in the Company’s market area saw moderate declines in 2009 and 2010 that appeared to stabilize in 2011.  Nonperforming assets increased during 2009 and 2010 but decreased in 2011.  If the economic recovery wavers or reverses, it is likely that unemployment will continue at higher-than-normal levels or rise in the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the State as a result of the recession could also negatively impact employment. This could lead to an even higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. In conclusion, a slow economic recovery could have an adverse effect on all financial institutions, including the Company.

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
Estimated loss for an impaired loan is the amount of recorded investment that exceeds the loan’s fair value. Fair value of an impaired loan is measured by one of three methods, the fair value (less cost to sell) of collateral, the present value of future cash flows, or observable market price. For loans that are not collateral-dependent (loans for which collection is solely dependent upon the sale of collateral), the potential loss is accrued in the allowance. For collateral-dependent loans, the potential loss is charged off against the allowance, instead of being accrued.  Impaired loans with partial charge-offs are maintained as impaired until it becomes evident that the borrower can repay the remaining balance of the loan according to the terms.
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
In the third quarter of 2010, the Company revised its policy for evaluation of non-impaired loans. The policy formalized criteria used to group loans for purposes of estimating losses; provided for analysis of trends and current levels of risk indicators; and designated loans that the Company determines to have inherently higher risk.
Non-impaired loans are grouped according to risk characteristic into portfolio segments and loan classes.  Loans within a segment or class have similar risk characteristics. Each segment and class is evaluated for probable loss by applying quantitative and qualitative factors, including net charge-off trends, delinquency rates, concentration trends and economic trends. Net charge-off trends are evaluated by segment within a two to three year time frame, resulting in an accrual that is influenced not only by current year levels, but by prior years’ levels as well.  The Company accrues additional reserves for criticized loans within each class and for loans designated high risk.  High risk loans are defined as junior lien mortgages, loans with high loan-to-value ratios and loans with payments of interest-only required.  Both classified loans and high risk loans are included in the base risk analysis for each class and are allocated additional reserves.
The 2010 change in methodology did not materially affect the total estimated accrual; however, previously unallocated amounts became allocated with the new methodology.
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
Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 5 of the Notes to Consolidated Financial Statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Certain key judgments were used in the valuation measurement.  Goodwill is held by the Company’s bank subsidiary.  The bank subsidiary is 100% owned by the Company, and no market capitalization is available.  Because most of the Company’s assets are comprised of the subsidiary bank’s equity, the Company’s market capitalization was used to estimate the Bank’s market capitalization.   Other judgments include the assumption that the companies and transactions used as comparables for the second and third technique were appropriate to the estimate of the Company’s fair value, and that the comparable multiples are appropriate indicators of fair value, and compliant with accounting guidance.
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

Overview

National Bankshares, Inc. is a financial holding company incorporated under the laws of Virginia. Located in southwest Virginia, NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg and National Bankshares Financial Services, Inc. The National Bank of Blacksburg (“NBB”), which does business as National Bank from twenty-five office locations, is a community bank. NBB is the source of nearly all of the Company’s revenue. National Bankshares Financial Services, Inc. (“NBFS”) does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.
National Bankshares, Inc. common stock is listed on the NASDAQ Capital Market and is traded under the symbol “NKSH.” National Bankshares, Inc. has been included in the Russell Investments Russell 3000 and Russell 2000 Indexes since June 29, 2009.

Performance Summary

The following table presents NBI’s key performance ratios for the years ending December 31, 2011 and December 31, 2010:

	12/31/11	12/31/10
Return on average assets	1.71%	1.57%
Return on average equity	12.89%	12.07%
Basic net earnings per common share	$2.54	$2.25
Fully diluted net earnings per common share	$2.54	$2.24
Net interest margin (1)	4.59%	4.52%
Noninterest margin (2)	1.45%	1.49%

(1)	Net Interest Margin – Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.
(2)
Noninterest Margin – Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The return on average assets for the year ended December 31, 2011 was 1.71%, an increase of 14 basis points from the 1.57% for the year ended December 31, 2010. The return on average equity increased from 12.07% for the year ended December 31, 2010 to 12.89% for the year ended December 31, 2011.
Reflecting both the effects of the low interest rate environment throughout 2011 on NBI’s funding costs and the Company’s asset/liability management practices, the net interest margin increased from 4.52% at year-end 2010 to 4.59% at December 31, 2011.
The noninterest margin decreased from 1.49% to 1.45% over the same period due to a decrease in FDIC assessments. Please refer to the discussion of “Noninterest Expense” for additional details about FDIC assessments.
Overall, the higher net interest margin, is largely responsible for the increase in basic net earnings per common share, from $2.25 for the year ended December 31, 2010 to $2.54 for the year ended December 31, 2011.

Growth

NBI’s key growth indicators are shown in the following table:

	12/31/11	12/31/10
Securities	$318,913	$315,907
Loans, net	580,402	568,779
Deposits	919,333	884,583
Total assets	1,067,102	1,022,238

Securities, loans, and total assets all experienced growth in 2011, primarily funded by increases in customer deposits.  Customer deposits grew $34,750 or 3.93% from December 31, 2010, with increases mainly from municipal deposits and individuals seeking to safeguard principal by avoiding more volatile investments in financial markets.  The liquidity provided by customer deposits supported growth in loans of $11,623 or 2.04% and securities of $3,006 or 0.95%, with the excess funds held in the Company’s interest-bearing deposits.

In both 2010 and 2011, the Company’s growth was internally generated and was not the result of acquisitions.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	12/31/11	12/31/10
Nonperforming loans(1)	$5,204	$8,071
Loans past due 90 days or more and accruing	481	1,336
Other real estate owned	1,489	1,723
Allowance for loan losses to loans(2)	1.37%	1.33%
Net charge-off ratio	0.43%	0.46%

(1)
In 2011, the Company changed its definition of nonperforming loans to nonaccrual loans plus restructured loans in nonaccrual status. Accruing restructured loans are not included. In prior years, the Company reported nonperforming loans as the total of nonaccrual loans plus all restructured loans. For comparison purposes, nonperforming loans, nonperforming assets and all associated ratios have been restated for prior years consistent with the definition adopted in 2011.

(2)	Loans are net of unearned income and deferred fees.

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses.  In 2011, the Company’s asset quality showed signs of improvement.   Nonperforming loans were $5,204 or 0.88% of loans net of unearned income and deferred fees.  This compares to $8,071 and 1.40% at December 31, 2010.  Loans past due 90 days or more and still accruing at year-end 2011 totaled $481, a decrease of $855 or 64.00%, from $1,336 at December 31, 2010.  The net charge-off ratio also declined, from 0.46% for the year ended December 31, 2010 to 0.43% for 2011, while other real estate owned declined $234 or 13.58% for the same period.
The Company’s risk analysis determined an allowance for loan losses of $8,068 at December 31, 2011, resulting in a provision for the year of $2,949, a decrease of $460 or 13.49% from the $3,409 for 2010.  While levels of nonperforming and charged-off loans decreased in 2011, the ratio of the allowance for loan losses to loans increased to 1.37%, from 1.33% at December 31, 2010. The methodology for determining the allowance for loan losses relies on historical charge off-trends, modified by trends in nonperforming loans and economic indicators.  The declines in risk indicators in 2011 were tempered by the higher levels of the recent past, resulting in a higher allowance for loan losses at December 31, 2011.  More information about the level and calculation methodology of the allowance for loan losses is provided in “Balance Sheet – Loans – Risk Elements,” “Balance Sheet – Loans – Troubled Debt Restructurings,” as well as Notes 1 and 5 to the financial statements.
Sufficient resources have been dedicated to working out problem assets, and exposure to loss is somewhat mitigated because most of the nonperforming loans are collateralized.  More information about nonaccrual and past due loans is provided in “Balance Sheet – Loans – Risk Elements.”  The Company continues to monitor risk levels within the loan portfolio and expects that any further increase in the allowance for loan losses would be the result of the refinement of loss estimates and would not dramatically affect net income.

 Net Interest Income

Net interest income for the period ended December 31, 2011 was $40,762, an increase of $2,781, or 7.32%, when compared to the prior year. The net interest margin for 2011 was 4.59%, compared to 4.52% for 2010. Total interest income for the period ended December 31, 2011 was $49,946, an increase of $807 from the period ended December 31, 2010. Interest expense was down by $1,974 during the same time frame, from $11,158 for 2010 to $9,184 for the year ended December 31, 2011. The decline in interest expense came about in part because higher priced certificates of deposit renewed at lower interest rates. In addition, noninterest-bearing deposits and low-rate interest-bearing deposits volume increased substantially. Please refer to the section titled “Analysis of Changes In Interest Income and Interest Expense” for further information related to rate and volume changes. In summary, the rates paid on the Company’s deposit liabilities declined at a more rapid pace than the interest rates on its interest-earning assets.
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
During 2011, interest rates continued at historic lows. Offsetting the positive effect of low interest rates is the fact that some higher yielding securities in the Company’s investment portfolio were called and were replaced with securities yielding at the lower market rate. Another negative effect of the low interest rate environment is the level of interest earned on overnight funds. These assets are used primarily to provide liquidity. The yield on these assets in 2011 was 0.24%, while the cost to fund them was 0.94% in the same period.
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
If the volume of interest-bearing liabilities remains at December 31, 2011 levels and the current low interest rate environment remains stable, management does not anticipate any further improvement in the net interest margin. The factors that may influence the Company’s net interest margin include current Federal Reserve policies that depress long-term interest rates, and market forces that may encourage repricing of interest-bearing liabilities more quickly than interest-earning assets if rates were to increase.
Because interest rates are at historic lows, interest rates will likely increase in the future. Management cannot predict the timing and level of interest rate increases.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest-earning assets for the years indicated.

	December 31, 2011			December 31, 2010			December 31, 2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)	$589,257	$36,813	6.25%	$585,933	$37,282	6.36%	$579,581	$37,903	6.54%
Taxable securities	155,765	6,745	4.33%	123,920	5,588	4.51%	134,607	6,273	4.66%
Nontaxable securities (1)(4)	163,174	10,102	6.19%	161,571	10,074	6.24%	162,889	10,154	6.23%
Interest-bearing deposits	64,977	155	0.24%	55,477	128	0.23%	35,841	90	0.25%
Total interest-earning assets	$973,173	$53,815	5.53%	$926,901	$53,072	5.73%	$912,918	$54,420	5.96%
Interest-bearing liabilities:
Interest-bearing demand deposits	$378,971	$4,088	1.08%	$322,705	$3,332	1.03%	$282,532	$3,076	1.09%
Savings deposits	58,273	45	0.08%	54,543	51	0.09%	48,992	52	0.11%
Time deposits	314,920	5,051	1.60%	352,887	7,775	2.20%	399,873	12,694	3.17%
Short-term borrowings	---	---	---%	---	---	---%	49	3	6.12%
Total interest-bearing liabilities	$752,164	$9,184	1.22%	$730,135	$11,158	1.53%	$731,446	$15,825	2.16%
Net interest income and interest rate spread		$44,631	4.31%		$41,914	4.20%		$38,595	3.80%
Net yield on average interest-earning assets			4.59%			4.52%			4.23%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three years presented.
(2)	Loan fees of $729 in 2011, $863 in 2010 and $956 in 2009 are included in total interest income.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Daily averages are shown at amortized cost.

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

	2011 Over 2010			2010 Over 2009
	Changes Due To			Changes Due To
	Rates(2)	Volume(2)	Net Dollar Change	Rates(2)	Volume(2)	Net Dollar Change
Interest income: (1)
Loans	$(680)	$211	$(469)	$(1,033)	$412	$(621)
Taxable securities	(229)	1,386	1,157	(198)	(487)	(685)
Nontaxable securities	(71)	99	28	2	(82)	(80)
Interest-bearing deposits	4	23	27	(8)	46	38
Increase (decrease) in income on interest-earning assets	$(976)	$1,719	$743	$(1,237)	$(111)	$(1,348)
Interest expense:
Interest-bearing demand deposits	$154	$602	$756	$(165)	$421	$256
Savings deposits	(9)	3	(6)	(7)	6	(1)
Time deposits	(1,952)	(772)	(2,724)	(3,553)	(1,366)	(4,919)
Short-term borrowings	---	---	---	---	(3)	(3)
Increase (decrease) in expense of interest-bearing liabilities	$(1,807)	$(167)	$(1,974)	$(3,725)	$(942)	$(4,667)
Increase in net interest income	$831	$1,886	$2,717	$2,488	$831	$3,319

(1)	Taxable equivalent basis using a Federal income tax rate of 35% in 2011, 2010 and 2009.
(2)	Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

Total interest expense declined by $1,974, while interest income increased $743, resulting in an increase of $2,717 in net interest income when 2011 and 2010 are compared. Of this increase, $831 was attributable to rates, and $1,866 came from higher volume.
The lower interest rate environment led to a decline of $680 in interest income from loans.  The average balance of loans increased from $585,933 in 2010 to $589,257 in 2011, causing an increase in interest income of $211, on a taxable-equivalent basis.  The net decrease in loan interest income was $469.
Interest income on taxable securities decreased $229 due to rates but increased $1,386 because of average volume, for a net increase of $1,157 compared to 2010.  The low interest rate environment increased the number of called securities in 2011 and reduced the opportunity to reinvest the proceeds in securities with more attractive yields.  Because of low yields in the securities markets and flat loan demand, the Company priced deposits accordingly.
Interest on time deposits declined $2,724 from 2010 to 2011, with a decline of $1,952 due to rates and $772 attributable to volume. See “Net Interest Income” for additional information related to the decline in interest expense.
The low interest rate environment was also present in 2009. As compared with 2009, there was a $4,919 decline in interest expense associated with time deposits in 2010. Of the total decline, $3,553 was due to rates, and $1,366 stemmed from lower deposit volume. Management focused on deposit pricing in 2009 and took advantage of falling rates to lower interest expense.
From 2009 to 2010 interest on loans decreased by $621. Loan interest income attributable to rates was $1,033 lower, offset to a large degree by an increase of $412 due to volume. As compared with 2009, there was an increase of $3,319 in net interest income in 2010, $2,488 of the increase was due to rates and $831 due to volume.

Interest Rate Sensitivity

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Among the tools available to management is interest rate sensitivity analysis, which provides information related to repricing opportunities. Interest rate shock simulations indicate potential economic loss due to future interest rate changes. Shock analysis is a test that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on the return on average assets and the return on average equity projected at December 31, 2011 and 2010. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

Rate Shift (bp)	Return on Average Assets		Return on Average Equity
	2011	2010	2011	2010
300	0.96%	1.04%	6.96%	7.93%
200	1.13%	1.22%	8.19%	9.28%
100	1.30%	1.40%	9.32%	10.54%
(-)100	1.62%	1.70%	11.51%	12.68%
(-)200	1.58%	1.62%	11.23%	12.12%
(-)300	1.46%	1.50%	10.39%	11.27%

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

Noninterest Income

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Service charges on deposits	$2,617	$2,858	$3,314
Other service charges and fees	287	317	343
Credit card fees	3,197	2,954	2,803
Trust fees	1,087	1,118	1,053
Bank-owned life insurance income	762	760	756
Other income	449	354	491
Realized securities gains (losses)	11	(14)	44
Total noninterest income	$8,410	$8,347	$8,804

Service charges on deposit accounts totaled $2,617 for the year ended December 31, 2011. This is a decline of $241, or 8.43%, from $2,858 for the year ended December 31, 2010. Service charges on deposit accounts decreased $456, or 13.76%, from 2009 to 2010. This income category is affected by the number of deposit accounts, the level of service charges and the number of checking account overdrafts. The 2011 and 2010 declines resulted from a decrease in fees from checking account overdrafts and fees for checks returned for insufficient funds. This decline was caused by two factors. First, we believe consumers have become more conscientious about managing bank accounts so as to avoid overdraft fees in a challenging economy. Second, and to a lesser extent, in mid-2010 banking regulations were changed to prevent all banks, including NBB, from charging overdraft fees associated with ATM or debit card transactions.
Other service charges and fees included charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees from letters of credit and income from commissions on the sale of credit life, accident and health insurance. These fees were $287 for the year ended December 31, 2011, down by $30, or 9.46%, from the $317 for 2010. The total for the year ended December 31, 2010 was $26 below the $343 posted for the year ended December 31, 2009. The decline in 2011 was primarily attributable to lower check sales in 2011, decreasing income by $46.  This in turn, was attributed to increased customer adoption of debit cards and internet banking bill-pay.  The decline from 2009 to 2010 was the result of small changes in income from several categories of fees, none of which is significant by itself.
Credit card fees for the year ended December 31, 2011, were $243 above the $2,954 reported for the year ended December 31, 2010. From 2009 to 2010, credit card fees increased $151, or 5.39%. The increases in 2011 and 2010 are due to increased volume of merchant transaction fees and credit card fees.
Trust fees, at $1,087, decreased slightly by $31, or 2.77%, when the years ended December 31, 2011 and 2010 are compared. For the year ended December 31, 2010 trust fees were $1,118, an increase of $65, or 6.17%, from 2009. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions. The significant volatility in the financial markets in 2009 negatively affected Trust fee income in that year. Recovering financial markets in 2010 and 2011, while still volatile, resulted in higher levels of Trust fee income. The mix of account types also affected the level of Trust fees in 2010 and 2011.

Noninterest income from bank-owned life insurance (BOLI) remained virtually unchanged, from $760 for the year ended December 31, 2010 to $762 for 2011. It grew slightly from $756 to $762 from December 31, 2009 to December 31, 2010. The performance of the variable rate policies are the source of growth in BOLI income for 2011 and 2010.
Other income is income that cannot be classified in another category. Some examples include net gains from the sales of fixed assets, rent from foreclosed properties and revenue from investment and insurance sales. Other income for the year 2011 was $449, an increase of $95, or 26.84%, when compared with $354 for the year ended December 31, 2010. Other income for 2010 decreased by $137, or 27.90%, when compared with 2009. The increase from 2010 to 2011 was primarily due to refunds of prior years’ franchise taxes from additional deductions discovered in 2011.
Realized securities net gains and losses for the three years presented were associated with called securities. There were no securities sold in 2011, 2010 or 2009.

Noninterest Expense

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Salaries and employee benefits	$11,357	$10,963	$11,336
Occupancy, furniture and fixtures	1,599	1,875	1,792
Data processing and ATM	1,701	1,499	1,371
FDIC assessment	677	1,080	1,727
Credit card processing	2,485	2,300	2,121
Intangibles amortization	1,083	1,083	1,093
Net costs of other real estate owned	518	214	393
Franchise taxes	780	963	885
Other operating expenses	3,137	3,150	3,135
Total noninterest expense	$23,338	$23,127	$23,853

Salary and benefits expense increased $394, or 3.59%, from $10,963 for the year ended December 31, 2010 to $11,357 for 2011. The increase is partially the result of $141 increase in fringe benefits, offset by a decrease of $94 in net periodic pension expense associated with the Company’s defined benefit pension plan. Net periodic expense varies because of changes in the number of plan participants, the age of participants, the investment performance of the plan trust and the interest rate environment.  The remaining increase in 2011 was the result of normal compensation and staffing decisions.  The decline of $373 from 2009 to 2010 was the result of the Company’s efforts to control salary costs and a decrease of $94 in net periodic pension expense.
Occupancy, furniture and fixtures expense was $1,599 for the year ended December 31, 2011, a decrease of $276, or 14.72%, from the prior year. The 2010 total was $1,875, an increase of $83, or 4.63%, from the $1,792 reported at year-end 2009. The decline in 2011 and small increase in 2010 are reflective of the Company’s emphasis on containing controllable expenses.
Data processing and ATM expense was $1,701 in 2011, $1,499 in 2010 and $1,371 in 2009. The increase of $202 or 13.48% from 2010 to 2011 was associated with increased costs for communications because of infrastructure upgrades.
When the years ended December 31, 2011 and December 31, 2010 are compared, there was a decrease in the Federal Deposit Insurance Corporation Deposit Insurance Fund assessment of $403. The total expense for 2010 was $1,080, which compares with $677 for 2011.  The FDIC assessment is accrued based on a method provided by the FDIC. During 2011, the method changed from a deposit based to an asset based method. This resulted in a reduced amount of expense for the Company in 2011. The FDIC assessment expense for the year ended December 31, 2010 fell $647 from $1,727 for 2009, due to a one-time special assessment required in 2009 of all FDIC-insured banks, including NBB.  Given the severe impact of the economic downturn on some of the nation’s banks, the Company has no assurance that the FDIC will not increase assessments on insured banks to maintain the integrity of the Deposit Insurance Fund.
Credit card processing expense was $2,485 for the period ended December 31, 2011, an increase of $185, or 8.04% from 2010’s total of $2,300. Credit card processing expense in 2010 increased $179, or 8.44% from 2009. This expense is driven by the volume of credit card, debit card and merchant account transactions and by the level of merchant discount fees. It is subject to a degree of variability.
The expense for intangibles and goodwill amortization is related to acquisitions. There were no acquisitions in the last year, and the expense for 2011 remained flat from 2010 at $1,083. Intangibles and goodwill amortization declined $10 when the periods ended December 31, 2010 and December 31, 2009 are compared. The decline was due to certain expenses from past transactions becoming fully amortized in 2009.

Net costs of other real estate owned increased from $214 for the period ended December 31, 2010 to $518 in 2011. From 2009 to 2010, net costs of other real estate owned decreased $179 from $393. This expense category varies with the number of foreclosed properties owned by NBB and with the expense associated with each. It includes write-downs on other real estate owned plus other costs associated with carrying these properties, as well as net gains or losses on the sale of other real estate. In 2011, write-downs on other real estate were $327. This compares with $34 in 2010. The Company accounts for other real estate at the lower of cost or fair value, using current appraisals. Updated appraisals reflected declines in the value of some properties. Other costs for these properties in 2011 were $184, while they were $151 in 2010. There was a total of $7 in net losses on the sale of other real estate for 2011 and $29 in net losses for 2010. Because the Company’s market area continues to experience the effects of the prolonged recession, it is anticipated that there will be additional foreclosures in the near future. This may result in an associated increase in the costs of other real estate owned.
Franchise taxes were $780 for the period ended December 31, 2011 and $963 for 2010, a decrease of $183 or 19.00%. The decrease was due to additional deductions discovered in 2011. Franchise tax expense increased $78 in 2010 from $885 in 2009. State bank franchise taxes are based upon total equity, which increased in both 2010 and 2011.
The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs and charitable donations. For the year ended December 31, 2011, other operating expenses were $3,137. This compares with $3,150 for 2010 and $3,135 for 2009. The nominal $13 decrease from 2010 to 2011 is the result of changes in several categories of expense, with no one item making a significant contribution to the total.

Income Taxes

Income tax expense for 2011 was $5,247 compared to $4,223 in 2010 and $3,660 in 2009. Tax exempt income is the primary difference between expected and actual income tax expense. The Company’s effective tax rates for 2011, 2010 and 2009 were 22.93%, 21.34% and 20.36%, respectively. The Company is subject to the 35% marginal tax rate.  See Note 10 of the Notes to Consolidated Financial Statements for addition information relating to income taxes.

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

Provision and Allowance for Loan Losses

In 2011, the Company saw improvements in asset quality indicators, after several years that were negatively impacted by the national recession and its effects on the local economy. Historically, national economic downturns have affected the Company’s market area less severely than other areas of the country.  In addition, downturns and recoveries in the national economy typically have a delayed effect on the Company’s local economy.
At December 31, 2011, total nonperforming assets were $6,693 compared to $9,794 at December 31, 2010. See “Balance Sheet – Loans – Risk Elements” for additional detail about nonperforming assets. Net charge-offs decreased by $126, with the ratio of net charge-offs to average loans decreasing 3 basis points, from 0.46% in 2010 to 0.43% in 2011.
The Company’s internal credit risk analysis takes into consideration trends in nonperforming loans and charge-offs. Based on the analysis, the Company increased the allowance for loan losses to $8,068, or 1.37% of loans at December 31, 2011. At December 31, 2010, the allowance for loan losses was $7,664, or 1.33% of loans. The provision for loan losses for 2011 was $2,949, a decrease of $460 from 2010.
The current level of nonperforming assets is manageable in management’s opinion. Core earnings remain strong, and there are sufficient resources available to deal with these assets.
As previously mentioned, the level of nonperforming assets is primarily influenced by local economic conditions.  A high degree of uncertainty remains concerning the speed of recovery, and in particular the speed of the recovery in the Company’s relatively limited market area. For that reason, management is unable to predict with any degree of certainty whether and how much its asset quality may improve or deteriorate. Based on current information, management believes the level of nonperforming assets will continue to compare well with peers, but may be high when considering its own historic level of nonperforming assets. Please see “Critical Accounting Policies” above for additional information.

Balance Sheet

On December 31, 2011, the Company had total assets of $1,067,102, an increase of $44,864, or 4.39%, over the total of $1,022,238 on December 31, 2010. For 2011, the growth in assets was entirely internally generated and was not the result of acquisitions. Total assets at December 31, 2010 were up by $39,871, or 4.06%, over the total in 2009.

Loans

In 2011, the Company re-categorized its loan presentations to better reflect the Company’s approach to portfolio management. The new categorization includes six groups.  Real estate construction loans include construction loans for residential and commercial properties, as well as land.  Consumer real estate loans include conventional and junior lien mortgages as well as equity lines.  Commercial real estate loans are comprised of owner-occupied and leased nonfarm, nonresidential properties, multi-family residence loans and farmland.  Commercial non real estate loans include farm loans, operating capital lines and loans secured by capital assets.  Public sector and IDA loans are extended to municipalities.  Consumer non real estate loans include automobile loans, personal loans, credit cards and consumer overdrafts.
The categorization of loans for this section and the balance sheet is different from the categorization used to determine the allowance for loan losses.  While the categories may be similar, the allowance for loan losses methodology takes a risk-based approach to determining segments and classes for loss analysis.  Determination of the categories for the balance sheet and this section is based on collateral type.

A. Types of Loans

	December 31,
	2011	2010	2009	2008	2007
Real estate construction	$48,531	$46,169	$44,744	$60,798	$46,697
Consumer real estate	150,224	153,405	154,380	152,482	148,128
Commercial real estate	303,192	293,171	293,229	277,511	245,324
Commercial non real estate	38,832	37,547	41,402	36,978	33,117
Public sector and IDA	15,571	12,553	19,207	11,518	11,098
Consumer non real estate	33,072	34,543	38,047	37,393	40,409
Total loans	$589,422	$577,388	$591,009	$576,680	$524,773
Less unearned income and deferred fees	(952)	(945)	(1,062)	(1,123)	(1,119)
Total loans, net of unearned income	$588,470	$576,443	$589,947	$575,557	$523,654
Less allowance for loans losses	(8,068)	(7,664)	(6,926)	(5,858)	(5,219)
Total loans, net	$580,402	$568,779	$583,021	$569,699	$518,435

B. Maturities and Interest Rate Sensitivities

The following table presents maturities and interest rate sensitivities for commercial non real estate, commercial real estate and real estate construction loans.

	December 31, 2011
	< 1 Year	1 – 5 Years	After 5 Years	Total
Commercial non real estate	$21,438	$15,839	$1,555	$38,832
Commercial real estate	45,731	248,628	8,833	303,192
Real estate construction	47,114	1,417	---	48,531
Total	114,283	265,884	10,388	390,555
Less loans with predetermined interest rates	(24,138)	(25,549)	(6,435)	(56,122)
Loans with adjustable rates	$90,145	$240,335	$3,953	$334,433

C.      Risk Elements

The following table presents aggregate amounts for nonaccrual loans, restructured loans in nonaccrual, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments, and accruing restructured loans.

	December 31,
	2011		2010		2009		2008		2007
Nonaccrual loans:
Real estate construction	$	---	$	---		$2,643	$	---	$	---
Consumer real estate		296		964		---		---		---
Commercial real estate		702		526		1,455		1,333		1,144
Commercial non-real estate		400		448		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non-real estate		---		---		---		---		6
Total nonaccrual loans		$1,398		$1,938		$4,098		$1,333		$1,150
Restructured loans (TDR Loans) in nonaccrual
Real estate construction		$1,681		$2,185	$	---	$	---	$	---
Consumer real estate		315		---		---		---		---
Commercial real estate		1,544		3,698		---		---		---
Commercial non-real estate		198		250		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non-real estate		68		---		---		---		---
Total restructured loans in nonaccrual		3,806		6,133		---		---		---
Total nonperforming loans		$5,204		$8,071		$4,098		$1,333		$1,150
Other real estate owned, net		1,489		1,723		2,126		1,984		263
Total nonperforming assets		$6,693		$9,794		$6,224		$3,317		$1,413
Accruing loans past due 90 days or more:
Real estate construction	$	---	$	---		$20	$	---	$	---
Consumer real estate		346		612		873		394		310
Commercial real estate		63		577		643		589		614
Commercial non-real estate		26		81		99		74		115
Public sector and IDA		---		---		---		---		---
Consumer non-real estate		46		66		62		70		142
		$481		$1,336		$1,697		$1,127		$1,181
Accruing restructured loans:
Real estate construction		$1,611	$	---	$	---	$	---	$	---
Consumer real estate		156		---		---		---		---
Commercial real estate		1,922		350		2,652		---		---
Commercial non-real estate		67		---		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non-real estate		---		---		---		---		---
		$3,756		$350		$2,652	$	---	$	---

Loan loss and other indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table

	2011	2010	2009
Provision for loan losses	$2,949	$3,409	$1,634
Net charge-offs to average net loans	0.43%	0.46%	0.10%
Allowance for loan losses to loans, net of unearned income and deferred fees	1.37%	1.33%	1.17%
Allowance for loan losses to nonperforming loans	155.03%	94.96%	168.99%
Allowance for loan losses to nonperforming assets	120.54%	78.25%	111.27%
Nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.13%	1.69%	1.05%
Nonaccrual loans	$1,398	$1,938	$4,098
Restructured loans in nonaccrual status	3,806	6,133	---
Other real estate owned, net	1,489	1,723	2,126
Total nonperforming assets	$6,693	$9,794	$6,224
Accruing loans past due 90 days or more	$481	$1,336	$1,697

Nonperforming loans include nonaccrual loans and restructured loans (“troubled debt restructurings” or “TDR loans”) in nonaccrual status, but do not include accruing loans 90 days or more past due or accruing restructured loans. Troubled debt restructurings are discussed in detail under the section titled “D. Troubled Debt Restructurings (TDR Loans)” below. Impaired loans, or loans for which management does not expect to collect at the original loan terms, but which may or may not be nonperforming, are presented in Note 5 of Notes to Consolidated Financial Statements.
Total impaired loans at December 31, 2011 were $12,596, of which $5,089 were in nonaccrual status. Impaired loans at December 31, 2010 and 2009 were $8,791 and $7,680, of which $7,612 and $4,098 were in nonaccrual status, respectively.
The ratio of the allowance for loan losses to total nonperforming loans increased from 94.96% in 2010 to 155.03% in 2011. The 31.66% decline in nonperforming assets resulted in the increase in the coverage of the allowance for loan losses to nonperforming assets.  The Company believes the allowance for loan losses is adequate for the credit risk inherent in the loan portfolio.

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
Modifications to commercial loans may include, but are not limited to, changes in interest rate, maturity, amortization and financial covenants. In the original underwriting, loan terms are established that represent the then-current and projected financial condition of the borrower.  If the modified terms are consistent with competitive market conditions and representative of terms the borrower could otherwise obtain in the open market, the modified loan is not categorized as a TDR.
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
The Company had $7,562 in TDRs as of December 31, 2011 and $6,483 as of December 31, 2010.  Accruing TDR loans amounted to $3,756 at December 31, 2011 compared to $350 at December 31, 2010.  All TDR loans are specifically assessed for impairment for purposes of determining the allowance for loan losses.  TDR loans with an impairment loss are maintained on nonaccrual until the borrower demonstrates sustained repayment history under the restructured terms and continued repayment is not in doubt. Otherwise, interest income is recognized using a cost recovery method.
Restructuring generally results in loans with either lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming.  The Company’s experience with TDR loan performance is relatively new, and it has not yet gained historical experience with TDR loans sufficient to establish firm default trends. In 2011, the Company modified $2,999 in troubled debt restructurings. Of these, $2,852 subsequently defaulted. The Company defines default as a delay in one payment of more than 30 days. In 2010, the Company modified $3,787 in troubled debt restructurings, of which $1,776 defaulted in 2010.

	TDR Delinquency Status as of December 31, 2011
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$3,292	$1,611	$	---	$	---	$1,681
Consumer real estate	471	156		---		---	315
Commercial real estate	3,466	1,922		---		---	1,544
Commercial non real estate	265	67		---		---	198
Public sector and IDA	---	---		---		---	---
Consumer non real estate	68	---		---		---	68
Total TDR Loans	$7,562	$3,756	$	---	$	---	$3,806

	TDR Delinquency Status as of December 31, 2010
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$2,185	$	---	$	---	$	---	$2,185
Consumer real estate	---		---		---		---	---
Commercial real estate	4,048		350		---		---	3,698
Commercial non real estate	250		---		---		---	250
Public sector and IDA	---		---		---		---	---
Consumer non real estate	---		---				---	---
Total TDR Loans	$6,483		$350	$	---	$	---	$6,133

At December 31, 2010, the Company’s restructured loans totaled $6,483, including $2,185 in real estate construction, $4,049 in commercial real estate, and $249 in commercial restructured loans. The increase in TDR loans stems from the ongoing negative economic environment and from recent accounting guidance. The Company expects that troubled debt restructurings will continue until the economy recovers, bringing improvement in the unemployment rate and the depressed real estate market.

Summary of Loan Loss Experience

A.      Analysis of the Allowance for Loan Losses
The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

	December 31,
	2011	2010	2009	2008	2007
Average net loans outstanding	$588,439	$586,133	$579,581	$538,868	$505,070
Balance at beginning of year	7,664	6,926	5,858	5,219	5,157
Charge-offs:
Real estate construction	444	---	---	---	64
Consumer real estate	584	475	181	35	66
Commercial real estate	320	1,050	---	82	---
Commercial non real estate	990	919	83	64	---
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	290	366	383	430	341
Total loans charged off	2,628	2,810	647	611	471
Recoveries:
Real estate construction	---	---	---	---	---
Consumer real estate	16	10	16	2	2
Commercial real estate	---	61	---	28	---
Commercial non real estate	---	1	3	9	18
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	67	67	62	92	90
Total recoveries	83	139	81	131	110
Net loans charged off	2,545	2,671	566	480	361
Additions charged to operations	2,949	3,409	1,634	1,119	423
Balance at end of year	$8,068	$7,664	$6,926	$5,858	$5,219
Net charge-offs to average net loans outstanding	0.43%	0.46%	0.10%	0.09%	0.07%

The Company charges off commercial real estate loans at the time that a loss is confirmed. When delinquency status or other information indicates that the borrower will not repay the loan, the Company considers collateral value based upon a current appraisal. Any loan amount in excess of collateral value is charged off and the collateral is taken into other real estate owned.
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

B.      Allocation of the Allowance for Loan Losses
The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

	December 31,
	2011		2010		2009		2008		2007
	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
Real estate construction	$1,079	8.23%	$1,087	8.00%	$1,917	7.57%	$468	10.54%	$411	8.90%
Consumer real estate	1,245	25.49%	1,052	26.57%	330	26.12%	874	26.44%	404	28.23%
Commercial real estate	3,515	51.44%	3,461	50.78%	2,654	49.61%	2,566	48.12%	1,842	46.75%
Commercial non real estate	1,473	6.59%	1,089	6.50%	1,148	7.01%	1,035	6.41%	891	6.31%
Public sector and IDA	232	2.64%	259	2.17%	84	3.25%	93	2.00%	47	2.11%
Consumer non real estate	403	5.61%	587	5.98%	507	6.44%	700	6.49%	1,476	7.70%
Unallocated	121		129		286		122		148
	$8,068	100.00%	$7,664	100.00%	$6,926	100.00%	$5,858	100.00%	$5,219	100.00%

An analysis of the allowance for loan losses by impairment basis follows:

	December 31,
	2011	2010	2009
Impaired loans	$12,596	$8,791	$7,680
Allowance related to impaired loans	1,123	1,200	2,495
Allowance to impaired loans	8.92%	13.65%	32.49%

Non-impaired loans	575,874	567,652	582,267
Allowance related to non-impaired loans	6,945	6,464	4,431
Allowance to non-impaired loans	1.21%	1.14%	0.76%

Total loans, net of unearned income and deferred fees	588,470	576,443	589,947
Total allowance for loan losses	8,068	7,664	6,926
Total allowance for total loans	1.37%	1.33%	1.17%

The allowance percentage for impaired loans was 8.92%, 13.65% and 32.49% as of December 31, 2011, 2010 and 2009 respectively. The ratio is subject to fluctuation because impaired loans are individually evaluated. The amount of the individual impaired loan balances that exceeds the fair value is accrued in the allowance for loan losses.
The allowance percentage for non-impaired loans was 1.21%, 1.14% and 0.76% as of December 31, 2011, 2010 and 2009 respectively. The allowance for non-impaired loans is determined by applying historical charge-off percentages, as well as additional accruals for internal and external credit risk factors to groups of non-impaired loans. The ratio increased from prior years because of increased historical charge-off percentages applied by the 2011 calculation and higher risk indications from other factors. The increase in the ratio for non-impaired loans directed the increase in the ratio of total allowance to total loans.

Securities

The fair value of securities available for sale was $174,918, a decrease of $9,989 or 5.40% from December 31, 2010. The amortized cost of securities held to maturity was $143,995 at December 31, 2011 and $131,000 at December 31, 2010, an increase of $12,995 or 9.92%. Both categories of securities increased in 2011, as liquidity from deposit growth outpaced loan opportunities. The Company elected to designate a greater portion of new securities as available for sale instead of held to maturity.
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

Maturities and Associated Yields

The following table presents the maturities for securities available for sale and held to maturity at their carrying values as of December 31, 2011 and weighted average yield for each range of maturities.

	Maturities and Yields
$ in thousands, except percent data	December 31, 2011
	< 1 Year		1-5 Years		5-10 Years		> 10 Years		None		Total
Available for Sale:
U.S. Treasury	$	---		$2,150	$	---	$	---	$	---	$2,150
		---		3.97%		---		---		---	3.97%
U.S. Government agencies		1,030		2,131		8,437		84,405		---	96,003
		4.23%		4.59%		4.00%		4.12%		---	4.12%
Mortgage-backed securities		420		2,283		1,892		3,130		---	7,725
		4.84%		4.97%		4.98%		5.36%		---	5.12%
States and political subdivision – taxable		729		1,042		---		---		---	1,771
		4.45%		5.11%		---		---		---	4.84%
States and political subdivision – nontaxable (1)		5,727		19,221		10,704		11,699		---	47,351
		4.09%		3.87%		3.75%		3.92%		---	3.88%
Corporate		4,708		11,369		---		---		---	16,077
		5.24%		4.68%		---		---		---	4.84%
Federal Home Loan Bank stock		---		---		---		---		1,574	1,574
		---		---		---		---		0.01%	0.01%
Federal Reserve Bank stock		---		---		---		---		92	92
		---		---		---		---		6.00%	6.00%
Other securities		564		---		---		---		1,611	2,175
		0.16%		---		---		---		2.30%	1.75%
Total		$13,178		$38,196		$21,033		$99,234		$3,277	$174,918
		4.39%		4.26%		3.96%		4.14%		1.31%	4.11%
Held to Maturity:
U.S. Government agencies		$1,000	$	---		$4,071		$16,986	$	---	$22,057
		5.00%		---		4.17%		4.08%		---	4.14%
Mortgage-backed securities		---		---		---		902		---	902
		---		---		---		5.62%		---	5.62%
States and political subdivision – taxable		---		2,000		1,016		2,025		---	5,041
		---		5.32%		4.47%		4.88%		---	4.97%
States and political subdivision – nontaxable (1)		3,814		9,105		9,066		92,355		---	114,340
		4.15%		3.93%		3.78%		4.04%		---	4.01%
Corporate		1,000		655		---		---		---	1,655
		4.05%		3.95%		---		---		---	4.01%
Total		$5,814		$11,760		$14,153		$112,268	$	---	$143,995
		4.28%		4.17%		3.94%		4.07%		---	4.08%

(1) Rates shown represent weighted average yield on a fully taxable basis.

The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2011 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Federal Financial Institution Examination Council’s (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume that have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders’ equity.

Deposits

Total deposits increased by $34,750, or 3.93%, from $884,583 at December 31, 2010 to $919,333 at December 31, 2011. Total deposits grew $32,471, or 3.81%, from $852,112 at December 31, 2009 to December 31, 2010. A portion of the increase in both 2011 and 2010 is attributable to a higher level of municipal deposits. The increases in total deposits for 2011 and 2010 were internally generated and not the result of acquisitions.

A.      Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

	Year Ended December 31,
	2011		2010		2009
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$135,880	---	$122,817	---	$115,241	---
Interest-bearing demand deposits	378,971	1.08%	322,705	1.03%	282,532	1.09%
Savings deposits	58,273	0.08%	54,543	0.09%	48,992	0.11%
Time deposits	314,920	1.60%	352,888	2.20%	399,872	3.17%
Average total deposits	$888,044	1.22%	$852,953	1.53%	$846,637	2.16%

B.      Time Deposits of $100,000 or More

The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:

	December 31, 2011
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits of $100,000 or more	$100,230	$15,785	$305	$11,560	$127,880

Derivatives and Market Risk Exposures

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 14, of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA’s and FNMA’s, with a fair value of approximately $8,722. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.
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

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank advances. At December 31, 2011, the bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.
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
Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. At December 31, 2011, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.
The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At December 31, 2011, the Company’s liquidity is sufficient to meet projected trends in these areas.
To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At December 31, 2011, the analysis indicated adequate liquidity under the tested scenarios.
The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At December 31, 2011, the loan to deposit ratio was 64.06%, slightly below policy levels. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

Total stockholders’ equity at December 31, 2011 was $141,299, an increase of $12,112, or 9.38%, from the $129,187 at December 31, 2010. The largest component of 2011 stockholders’ equity was retained earnings of $133,945, which included net income of $17,638, offset by dividends of $6,938. Exercised stock options provided $92 in 2011.
Total stockholders’ equity grew by $7,111 or 5.83%, from $122,076 on December 31, 2009 to $129,187 on December 31, 2010. Earnings, net of the change in unrealized gains and losses for securities available for sale and dividends paid, accounted for most of the increase in 2010.
The Tier I and Tier II risk-based capital ratios at December 31, 2011 were 19.7% and 20.9%, respectively. Capital ratios are significantly above the regulatory minimum requirements of 4.0% for Tier I and 8.0% for Tier II. The Tier I and Tier II risk-based capital ratios at December 31, 2010 were 18.2% and 19.4%, respectively.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements at December 31, 2011 are detailed in the table below.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years		3-5 Years		More Than 5 Years
Commitments to extend credit	$130,369	$130,369	$	---	$	---	$	---
Standby letters of credit	13,206	13,206		---		---		---
Mortgage loans with potential recourse	13,419	13,419		---		---		---
Operating leases	704	226		403		75		---
Total	$157,698	$157,220		$403		$75	$	---

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.
Standby letters of credit are also issued to the bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $56 in 2011.
While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it can draw funds. A sale of loans or investments would also be an option.
The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default.  The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed.  The Company estimates a potential loss reserve for recourse provisions.  The amount is not material as of December 31, 2011.  To date, no recourse provisions have been invoked.
Operating leases are for buildings used in the Company’s day-to-day operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk is set forth above in the “Interest Rate Sensitivity” and “Derivatives and Market Risk Exposure” sections of the Management’s Discussion and Analysis.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets	December 31,
$ in thousands, except per share data	2011	2010
Assets
Cash and due from banks	$11,897	$9,858
Interest-bearing deposits	98,355	69,400
Securities available for sale, at fair value	174,918	184,907
Securities held to maturity (fair value approximates $151,429 at December 31, 2011 and $129,913 at December 31, 2010)	143,995	131,000
Mortgage loans held for sale	2,623	2,460
Loans:
Real estate construction loans	48,531	46,169
Consumer real estate loans	150,224	153,405
Commercial real estate loans	303,192	293,171
Commercial non real estate loans	38,832	37,547
Public sector and IDA loans	15,571	12,553
Consumer non real estate loans	33,072	34,543
Total loans	589, 422	577,388
Less unearned income and deferred fees	(952)	(945)
Loans, net of unearned income and deferred fees	588,470	576,443
Less allowance for loan losses	(8,068)	(7,664)
Loans, net	580,402	568,779
Premises and equipment, net	10,393	10,470
Accrued interest receivable	6,304	6,016
Other real estate owned, net	1,489	1,723
Intangible assets and goodwill	10,460	11,543
Bank-owned life insurance	19,812	17,252
Other assets	6,454	8,830
Total assets	$1,067,102	$1,022,238

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$142,163	$131,540
Interest-bearing demand deposits	404,801	365,040
Savings deposits	61,298	55,800
Time deposits	311,071	332,203
Total deposits	919,333	884,583
Accrued interest payable	206	257
Other liabilities	6,264	8,211
Total liabilities	925,803	893,051
Commitments and contingencies	---	---
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding, 6,939,974 shares in 2011 and 6,933,474 shares in 2010	8,675	8,667
Retained earnings	133,945	123,161
Accumulated other comprehensive (loss), net	(1,321)	(2,641)
Total stockholders’ equity	141,299	129,187
Total liabilities and stockholders’ equity	$1,067,102	$1,022,238

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
$ in thousands, except per share data	2011	2010	2009
Interest Income
Interest and fees on loans	$36,514	$36,919	$37,578
Interest on interest-bearing deposits	155	128	90
Interest on securities – taxable	6,745	5,588	6,273
Interest on securities – nontaxable	6,532	6,504	6,546
Total interest income	49,946	49,139	50,487

Interest Expense
Interest on time deposits of $100,000 or more	2,019	3,439	5,417
Interest on other deposits	7,165	7,719	10,405
Interest on borrowed funds	---	---	3
Total interest expense	9,184	11,158	15,825
Net interest income	40,762	37,981	34,662
Provision for loan losses	2,949	3,409	1,634
Net interest income after provision for loan losses	37,813	34,572	33,028

Noninterest Income
Service charges on deposit accounts	2,617	2,858	3,314
Other service charges and fees	287	317	343
Credit card fees	3,197	2,954	2,803
Trust income	1,087	1,118	1,053
BOLI income	762	760	756
Other income	449	354	491
Realized securities gains (losses), net	11	(14)	44
Total noninterest income	8,410	8,347	8,804

Noninterest Expense
Salaries and employee benefits	11,357	10,963	11,336
Occupancy and furniture and fixtures	1,599	1,875	1,792
Data processing and ATM	1,701	1,499	1,371
FDIC assessment	677	1,080	1,727
Credit card processing	2,485	2,300	2,121
Intangible assets amortization	1,083	1,083	1,093
Net costs of other real estate owned	518	214	393
Franchise taxes	780	963	885
Other operating expenses	3,138	3,150	3,135
Total noninterest expense	23,338	23,127	23,853
Income before income taxes	22,885	19,792	17,979
Income tax expense	5,247	4,223	3,660
Net income	$17,638	$15,569	$14,319

Basic net income per common share	$2.54	$2.25	$2.07
Fully diluted net income per common share	$2.54	$2.24	$2.06

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance at December 31, 2008	$8,662	$105,356	$(3,910)		$110,108
Net income	---	14,319	---	$14,319	14,319
Other comprehensive income:
Unrealized holding gains on available for sale securities net of deferred taxes of $1,720	---	---	---	3,193	---
Reclassification adjustment, net of income taxes of ($10)	---	---	---	(19)	---
Minimum pension liability adjustment, net of deferred taxes of $131	---	---	---	244	---
Other comprehensive income, net of tax of $1, 841	---	---	3,418	3,418	3,418
Total comprehensive income	---	---	---	$17,737	---
Cash dividend ($0.84 per share)	---	(5,823)	---		(5,823)
Exercise of stock options	5	49	---		54
Balance at December 31, 2009	$8,667	$113,901	$(492)		$122,076
Net income	---	15,569	---	$15,569	15,569
Other comprehensive losses:
Unrealized holding losses on available for sale securities net of deferred taxes of ($923)	---	---	---	(1,716)	---
Reclassification adjustment, net of income taxes of ($7)	---	---	---	(12)	---
Minimum pension liability adjustment, net of deferred taxes of ($227)	---	---	---	(421)	---
Other comprehensive losses, net of tax of ($1,157)	---	---	(2,149)	(2,149)	(2,149)
Total comprehensive income	---	---	---	$13,420	---
Cash dividend ($0.91 per share)	---	(6,309)	---		(6,309)
Balance at December 31, 2010	$8,667	$123,161	$(2,641)		$129,187
Net income	---	17,638	---	$17,638	17,638
Other comprehensive income:
Unrealized holding gains on available for sale securities net of deferred taxes of $1,468	---	---	---	2,725	---
Reclassification adjustment, net of income taxes of $9	---	---	---	17	---
Minimum pension liability adjustment, net of deferred taxes of ($766)	---	---	---	(1,422)	---
Other comprehensive income, net of tax of $711	---	---	1,320	1,320	1,320
Total comprehensive income	---	---	---	$18,958	---
Cash dividend ($1.00 per share)	---	(6,938)	---		(6,938)
Exercise of stock options	8	84	---		92
Balance at December 31, 2011	$8,675	$133,945	$(1,321)		$141,299

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
$ in thousands	2011	2010	2009
Cash Flows from Operating Activities
Net income	$17,638	$15,569	$14,319
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,949	3,409	1,634
Deferred income tax (benefit) expense	582	563	(1,057)
Depreciation of premises and equipment	799	886	906
Amortization of intangibles	1,083	1,083	1,093
Amortization of premiums and accretion of discounts, net	217	300	357
(Gains) losses on disposal of fixed assets	1	(5)	---
(Gains) losses on sale and calls of securities available for sale, net	26	(19)	(29)
(Gains) losses on calls of securities held to maturity, net	(37)	33	(15)
Losses and writedowns on other real estate owned	334	63	309
Originations of mortgage loans held for sale	(13,582)	(21,929)	(25,265)
Sales of mortgage loans held for sale	13,419	19,595	25,487
Net change in:
Accrued interest receivable	(288)	234	(490)
Other assets	501	(858)	(3,564)
Accrued interest payable	(51)	(79)	(319)
Other liabilities	(4,135)	(280)	1,508
Net cash provided by operating activities	19,456	18,565	14,874

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(28,955)	(36,670)	(3,074)
Proceeds from repayments of mortgage-backed securities	3,823	5,817	7,119
Proceeds from calls and maturities of securities available for sale	74,961	68,565	22,446
Proceeds from calls and maturities of securities held to maturity	22,123	39,234	36,951
Purchases of securities available for sale	(64,567)	(93,862)	(45,439)
Purchases of securities held to maturity	(35,411)	(41,297)	(49,003)
Purchases of loan participations	---	(55)	(13)
Collections of loan participations	934	876	727
Loan originations and principal collections, net	(17,081)	7,820	(16,662)
Purchase of bank-owned life insurance	(1,900)	---	---
Proceeds from disposal of other real estate owned	1,391	2,393	460
Recoveries on loans charged off	84	139	81
Additions to premises and equipment	(725)	(728)	(330)
Proceeds from sale of premises and equipment	2	5	---
Net cash used in investing activities	(45,321)	(47,763)	(46,737)

Cash Flows from Financing Activities
Net change in time deposits	(21,132)	(35,109)	(39,161)
Net change in other deposits	55,882	67,580	73,425
Net change in other borrowed funds	---	---	(54)
			(continued)

Cash dividends paid	(6,938)	(6,309)	(5,823)
Stock options exercised	92	---	54
Net cash provided by financing activities	27,904	26,162	28,441

Net change in cash and due from banks	2,039	(3,036)	(3,422)
Cash and due from banks at beginning of year	9,858	12,894	16,316
Cash and due from banks at end of year	$11,897	$9,858	$12,894

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$9,235	$11,237	$16,144
Income taxes paid	4,779	5,478	3,914

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for loan losses	$2,628	$2,810	$647
Loans transferred to other real estate owned	1,491	2,053	911
Unrealized gains (losses) on securities available for sale	4,219	(2,658)	4,884
Minimum pension liability adjustment	(2,188)	(648)	375

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

Securities
Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
The Company follows the accounting guidance related to recognition and presentation of other-than-temporary impairment. The guidance specifies that if (a) an entity does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that the entity will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired, unless there is a credit loss. When criteria (a) and (b) are met, the entity will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.
For equity securities, when the Company has decided to sell an impaired available-for-sale security and the Company does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired  in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value on an individual loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Loans held for sale are sold with the mortgage servicing rights released by the Company.

Loans
The Company, through its banking subsidiary, provides mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans, particularly commercial mortgages. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area.
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
The Company considers multiple factors when determining whether to discontinue accrual of interest on individual loans.  Generally loans are placed in nonaccrual status when collection of interest and/or full principal is considered doubtful.  Interest accrual is discontinued at the time a loan is 90 days delinquent unless the credit is well secured and in the process of collection.  Loans that are not restructured but that are impaired and have an associated impairment loss are placed on nonaccrual unless the borrower is paying as agreed.  Loans that are modified to allow the borrower to discontinue payments of principal or interest for more than 90 days are placed on nonaccrual unless the modification provides reasonable assurance of repayment performance and collateral value supports regular underwriting requirements.  If during a reasonable period of nonaccrual the restructured loan demonstrates ability to pay, the loan is returned to accrual status.  Loans that finance the sale of OREO property that do not meet down payment thresholds are designated nonaccrual.

All interest accrued but not collected for loans that are placed on nonaccrual or for loans charged off is reversed against interest income. The interest received on nonaccrual loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are current; future payments are reasonably assured; and for loans that financed the sale of OREO property, loan-to-value thresholds are met.
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
Fair value of impaired loans is estimated in one of three ways. These are (1) the estimated fair value (less selling costs) of the underlying collateral, (2) the present value of the loan’s expected future cash flows, or (3) the loan’s observable market value. The amount of recorded investment (unpaid principal, accrued interest and deferred fees and costs) in an impaired loan that exceeds the fair value is accrued as estimated loss in the allowance. Impaired loans for which collection of interest or principal is in doubt are placed in nonaccrual status.
General allowances are established for non-impaired loans. Non-impaired loans are grouped into classes based on similar characteristics. Generally, any group that exceeds 5% of regulatory capital is analyzed separately.  Factors considered in determining general allowances include net charge-off trends, internal risk ratings, delinquency and nonperforming rates, product mix, underwriting practices, industry trends and economic trends.
The Company’s charge-off policy meets or is more stringent than the minimum standards required by regulators.  When available information confirms that a specific loan or a portion thereof is uncollectible, the amount is charged off against the allowance for loan losses. Additionally, losses on consumer loans are typically charged off no later than when the loans are 120-180 days past due, and losses on loans secured by residential real estate or by commercial real estate are charged off by the time the loans reach 180 days past due, in compliance with regulatory guidelines. Accordingly, secured loans may be charged down to the estimated value of the collateral, with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects.

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

Intangible Assets and Goodwill
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired.  It utilizes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred.  The first step tests for impairment, while the second step, if necessary, measures the impairment.  The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year.  No indicators of impairment were identified during the years ended December 31, 2011, 2010 and 2009.
Intangible assets include customer deposit intangibles.  Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally ten to twelve years.

Stock-Based Compensation
The Company’s 1999 Stock Option Plan terminated on March 9, 2009. Incentive stock options, all of which are now vested, were granted in the early years of the Plan. There were no stock options granted in 2009. The Company recognized the cost of employment services received in exchange for awards of equity instruments based on the fair value of those awards on the date of grant. Compensation cost is recognized over the award’s required service period, which is usually the vesting period.

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

Earnings Per Common Share
Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common stockholders.

	2011	2010	2009
Average number of common shares outstanding	6,936,869	6,933,474	6,932,126
Effect of dilutive options	13,994	16,462	13,404
Average number of common shares outstanding used to calculate diluted earnings per common share	6,950,863	6,949,936	6,945,530

In 2011, 2010 and 2009, stock options representing 5,750, 7,750 and 22,500 average shares respectively, were not included in the computation of diluted net income per common share because to do so would have been anti-dilutive.

Advertising
The Company practices the policy of charging advertising costs to expenses as incurred. In 2011, the Company charged $184 to expenses, and in 2010, $163 and in 2009, $179 was expensed.

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

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. generally accepted accounting principles (GAAP) were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  The Company has submitted financial statements in extensible business reporting language (XBRL) format with their SEC filings in accordance with the phased-in schedule.

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

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.”  The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities.  The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011.  The Company has adopted ASU 2011-01 and included the required disclosures in its consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

Note 2: Restriction on Cash
As members of the Federal Reserve System, the Company’s subsidiary bank is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2011 and 2010, the aggregate amounts of daily average required balances approximated $350 in 2011 and 2010.

Note 3: Securities
The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2011
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Treasury	$2,010	$140	$	---	$2,150
U.S. Government agencies and corporations	94,716	1,307		20	96,003
States and political subdivisions	47,118	2,034		30	49,122
Mortgage-backed securities	7,156	569		---	7,725
Corporate debt securities	15,852	322		97	16,077
Federal Home Loan Bank stock – restricted	1,574	---		---	1,574
Federal Reserve Bank stock – restricted	92	---		---	92
Other securities	2,330	7		162	2,175
Total securities available for sale	$170,848	$4,379		$309	$174,918

	December 31, 2010
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Treasury	$2,015	$168	$	---	$2,183
U.S. Government agencies and corporations	90,641	424		2,913	88,152
States and political subdivisions	60,676	1,417		411	61,682
Mortgage-backed securities	10,744	635		---	11,379
Corporate debt securities	16,902	778		---	17,680
Federal Home Loan Bank stock – restricted	1,677	---		---	1,677
Federal Reserve Bank stock – restricted	92	---		---	92
Other securities	2,308	---		246	2,062
Total securities available for sale	$185,055	$3,422		$3,570	$184,907

The amortized cost and fair value of single maturity securities available for sale at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2011.

	December 31, 2011
	Amortized Cost	Fair Value
Due in one year or less	$12,986	$13,178
Due after one year through five years	37,091	38,196
Due after five years through ten years	19,896	21,033
Due after ten years	97,443	99,234
No maturity	3,432	3,277
	$170,848	$174,918

The amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows:

	December 31, 2011
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Government agencies and corporations	$22,057	$562	$	---	$22,619
States and political subdivisions	119,381	6,775		15	126,141
Mortgage-backed securities	902	94		---	996
Corporate debt securities	1,655	18		---	1,673
Total securities held to maturity	$143,995	$7,449		$15	$151,429

	December 31, 2010
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$13,074	$310	$214	$13,170
States and political subdivisions	112,625	1,174	2,452	111,347
Mortgage-backed securities	1,142	97	---	1,239
Corporate debt securities	4,159	29	31	4,157
Total securities held to maturity	$131,000	$1,610	$2,697	$129,913

The amortized cost and fair value of single maturity securities held to maturity at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2011.

	December 31, 2011
	Amortized Cost	Fair Value
Due in one year or less	$5,814	$5,915
Due after one year through five years	11,760	12,204
Due after five years through ten years	14,153	15,126
Due after ten years	112,268	118,184
	$143,995	$151,429

Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2011
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U. S. Government agencies and corporations	$6,230	$20	$	---	$	---
State and political subdivisions	3,527	19		981		26
Corporate debt securities	4,916	97		---		---
Other	---	---		142		162
Total temporarily impaired securities	$14,673	$136		$1,123		$188

	December 31, 2010
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U. S. Government agencies and corporations	64,850	$3,127	$	---	$	---
State and political subdivisions	65,640	2,605		2,528		258
Corporate debt securities	969	31		---		---
Other	---	---		247		246
Total temporarily impaired securities	$131,459	$5,763		$2,775		$504

At December 31, 2011, the Company had 19 securities with a fair value of $15,796 which had total unrealized losses of $324. The Company has made the determination that these securities are temporarily impaired at December 31, 2011 for the following reasons:
U.S. Government agencies and corporations. The unrealized losses in this category of investments were caused by interest rate fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of these investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.
State and political subdivisions. This category’s unrealized losses are primarily the result of interest rate fluctuations and also a certain few ratings downgrades brought about by the impact of the economic downturn on states and political subdivisions. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.
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
At December 31, 2010, the Company had 166 securities with a fair value of $134,234 which were temporarily impaired. The total unrealized loss on these securities, which was attributed to interest rate fluctuations, was $6,267. Because the Company had the ability and intent to hold the securities until maturity or until the cost was recovered, the losses associated with the securities were not considered other than temporary at December 31, 2010.
At December 31, 2011 and 2010, securities with a carrying value of $147,152 and $141,810, respectively, were pledged to secure trust deposits and for other purposes as required or permitted by law.
As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans totaling approximately $124,630, and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis in the FHLB stock.

Note 4: Related Party Transactions
In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to executive officers and directors of Bankshares and its subsidiaries amounting to $3,173 at December 31, 2011 and $4,025 at December 31, 2010. During the year ended December 31, 2011, total principal additions were $930 and principal payments were $1,782

Note 5:                      Allowance for Loan Losses, Nonperforming Assets and Impaired Loans
The allowance for loan losses methodology incorporates individual evaluation of impaired loans and collective evaluation of groups of non-impaired loans. The Company performs ongoing analysis of the loan portfolio to determine credit quality and to identify impaired loans.  Determination of credit quality considers the loan’s payment history, the borrower’s current financial situation and value of the underlying collateral.
Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) as well as larger, non-homogeneous loans that are in nonaccrual status or exhibit payment history or borrower financial positions that indicate the probability that collection will not occur according to the loan’s terms. Generally, impaired loans are risk rated “classified” or “special mention.”  Impaired loans are measured at the lower of the invested amount or the fair market value. Impaired loans with an impairment loss are designated nonaccrual. Please refer to Note 1, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

Troubled debt restructurings impact the determination of the appropriate level of the allowance for loan losses.  If the restructuring included forgiveness of a portion of principal or accrued interest, the charge-off is included in the historical charge-off rates applied by the collective evaluation methodology.  Further, restructured loans are individually evaluated for impairment, with invested amounts that exceed fair value accrued in the allowance for loan losses.  TDRs that experience a payment default are examined to determine whether the default indicates collateral dependency or cash flows below those that were included in the fair value measurement.  TDRs that are determined to be collateral dependent or for which decreased cash flows indicate a decline in fair value are charged down to fair value, reduced by selling costs.
The Company used a risk-based perspective to determine five major segments within the loan portfolio. Characteristics of loans within segments are further analyzed to determine sub-groups called loan classes.  These characteristics include collateral type, repayment sources, and (if applicable) the borrower’s business model. Subgroups with total balances exceeding 5% of Tier I and Tier II Capital are designated as loan classes. The collective evaluation methodology is applied to the non-impaired portfolio on a class basis.
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
The categorization of loans used to determine the allowance for loan losses differs from the categorization of loans in the balance sheet and discussion of loans in the Management’s Discussion and Analysis (“MD&A”) section. While the categories may be similar, the balance sheet and MD&A base loan categorizations on collateral type.  The allowance for loan losses methodology takes a risk-based approach to determine segments and classes for loss analysis.
The Company’s segments and classes are as follows:

Consumer Real Estate
        Equity lines
        Closed-end consumer real estate
        Consumer construction

Consumer Non-Real Estate
        Credit cards
        Consumer, general
        Consumer overdraft

Commercial & Industrial
        Commercial & industrial

Construction, Development and Land
        Residential
        Commercial

Commercial Real Estate
        College housing
        Office/Retail space
        Nursing homes
        Hotels
        Municipalities
        Medical professionals
        Religious organizations
        Convenience stores
        Entertainment and sports
        Nonprofits
        Restaurants
        General contractors
        Other commercial real estate

The loan portfolio is segmented based on risk characteristics.  Particular characteristics associated with each segment are detailed below:
Consumer Real Estate: Consumer real estate loans carry risks associated with the continued creditworthiness of the borrower and changes in the value of the collateral.
Consumer Non-Real Estate: Consumer non-real estate loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral, such as automobiles which may depreciate more rapidly than other assets.  In addition, these loans may be unsecured.  Consumer loans are more likely than real estate loans to be immediately affected in an adverse manner by job loss, divorce, illness or personal bankruptcy.
Commercial & Industrial (non-real estate):  Commercial loans not secured by real estate carry risks associated with the successful operation of a business, and the repayments of these loans depend on the profitability and cash flows of the business.  Additional risk relates to the value of collateral where depreciation occurs and the valuation is less precise.
Commercial Real Estate: Loans secured by commercial real estate also carry risks associated with the success of the business and ability to generate a positive cash flow sufficient to service debts.  Real estate security diminishes risks only to the extent that a market exists for the subject collateral.

Construction, Development and Land: Real estate secured construction loans carry risks that a project will not be completed as scheduled and budgeted and that the value of the collateral may, at any point, be less than the principal amount of the loan.  Additional risks may occur if the general contractor, who may not be a loan customer, is unable to finish the project as planned due to financial pressures unrelated to the project.
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

An analysis of the allowance for loan losses follows:

	Years ended December 31,
	2011	2010	2009
Balance at beginning of year	$7,664	$6,926	$5,858
Loans charged off	(2,628)	(2,810)	(647)
Recoveries of loans previously charged off	83	139	81
Provision for loan losses	2,949	3,409	1,634
Balance at end of year	$8,068	$7,664	$6,926

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows:

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2011
	Consumer Real Estate	Consumer Non-Real Estate	Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated	Total
Balance, December 31, 2010	$1,059	$586	$4,033	$1,108	$749	$129	$7,664
Charge-offs	(461)	(266)	(457)	(655)	(789)	---	(2,628)
Recoveries	14	68	---	1	---	---	83
Provision for loan losses	440	13	935	581	988	(8)	2,949
Balance, December 31, 2011	$1,052	$401	$4,511	$1,035	$948	$121	$8,068

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2010
	Consumer Real Estate	Consumer Non-Real Estate	Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated	Total
Balance, December 31, 2009	$249	$1,049	$4,321	$459	$562	$286	$6,926
Charge-offs	(89)	(358)	(1,021)	(927)	(415)	---	(2,810)
Recoveries	10	67	61	1	---	---	139
Provision for loan losses	889	(172)	672	1,575	602	(157)	3,409
Balance, December 31, 2010	$1,059	$586	$4,033	$1,108	$749	$129	$7,664

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2011
	Consumer Real Estate		Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Individually evaluated for impairment	$	---	$	---	$1,014	$62	$47	$	---	$1,123
Collectively evaluated for impairment		1,052		401	3,497	973	901		121	6,945
Total		$1,052		$401	$4,511	$1,035	$948		$121	$8,068

	Loans by Segment and Evaluation Method as of
	December 31, 2011
	Consumer Real Estate	Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Individually evaluated for impairment	$238	$	---	$9,067	$139	$3,152	$	---	$12,596
Collectively evaluated for impairment	109,843		29,707	357,507	37,584	41,233		---	575,874
Total	$110,081		$29,707	$366,574	$37,723	$44,385	$	---	$588,470

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2010
	Consumer Real Estate	Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Individually evaluated for impairment	$27	$	---	$565	$508	$100	$	---	$1,200
Collectively evaluated for impairment	1,032		586	3,468	600	649		129	6,464
Total	$1,059		$586	$4,033	$1,108	$749		$129	$7,664

	Loans by Segment and Evaluation Method as of
	December 31, 2010
	Consumer Real Estate	Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Individually evaluated for impairment	$505	$	---	$5,151	$698	$2,437	$	---	$8,791
Collectively evaluated for impairment	108,855		35,679	343,780	36,374	42,964		---	567,652
Total	$109,360		$35,679	$348,931	$37,072	$45,401	$	---	$576,443

A summary of ratios for the allowance for loan losses follows:

	Year ended December 31,
	2011	2010	2009
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.37%	1.33%	1.17%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees	0.43%	0.46%	0.10%

A summary of nonperforming assets follows:
	December 31,
	2011	2010	2009
Nonperforming assets:
Nonaccrual loans	$1,398	$1,938	$4,098
Restructured loans in nonaccrual	3,806	6,133	---
Total nonperforming loans	5,204	8,071	4,098
Other real estate owned, net	1,489	1,723	2,126
Total nonperforming assets	$6,693	$9,794	$6,224
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.13%	1.69%	1.05%
Ratio of allowance for loan losses to nonperforming loans(1)	155.03%	94.96%	168.99%

(1)	The Company defines nonperforming loans as total nonaccrual and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows:

	December 31,
	2011		2010		2009
Loans past due 90 days or more and still accruing		$481		$1,336		$1,697
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.08%		0.23%		0.29%
Accruing restructured loans		$3,756		$350		$2,652
Impaired loans:
Total impaired loans		$12,596		$8,791		$7,680
Impaired loans with no valuation allowance		$5,505		$1,115		$50
Impaired loans with a valuation allowance		$7,091		$7,676		$7,630
Valuation allowance		(1,123)		(1,200)		(2,495)
Impaired loans, net of allowance		$11,473		$7,591		$5,185
Average recorded investment in impaired loans(1)		$8,734		$7,526		$7,851
Income recognized on impaired loans, after designation as impaired		$141		$17		$169
Amount of income recognized on a cash basis	$	---	$	---	$	---

(1)	Recorded investment includes principal and accrued interest.

Total nonaccrual loans at December 31, 2011 amount to $5,204 compared with $8,071 at December 31, 2010.  As of December 31, 2009 nonaccruals totaled $4,098.  No interest income was recognized on nonaccrual loans for the years ended December 31, 2011, 2010 or 2009.  Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired.
Loans past due greater than 90 days that continue to accrue interest totaled $481 at December 31, 2011, compared with $1,336 at December 31, 2010, and $1,697 at December 31, 2009.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows:

	Impaired Loans as of December 31, 2011
	Unpaid Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$237	$237	$237	$	---	$	---

Commercial Real Estate(2)
College Housing	366	366	366		---		---
Office and Retail	3,500	3,500	---		3,500		57
Hotels	3,319	3,320	2,794		526		16
Medical Professionals	66	67	---		67		66
General Contractors	703	703	176		527		402
Other Commercial Real Estate	1,113	1,112	425		687		474

Commercial & Industrial(2)
Commercial & Industrial	139	139	---		139		62

Construction, Development and Land(2)
Residential	2,901	2,912	1,256		1,656		46
Commercial	252	252	252		---		---
Total	$12,596	$12,608	$5,506		$7,102		$1,123

(1)	Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.
(2)	Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2010
	Unpaid Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance		Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$505	$505	$	---	$505	$26

Commercial Real Estate(2)
Office & Retail	---	---		---	---	---
Hotel	3,509	3,509		287	3,222	267
Convenience stores	577	592		592	---	---
Other commercial real estate	1,065	1,066		---	1,066	299

Commercial & Industrial(2)
Commercial & Industrial	698	698		---	698	508

Construction, Development and Land(2)
Residential	2,185	2,185		---	2,185	100
Commercial	252	253		253	---	---
Total	$8,791	$8,808		$1,132	$7,676	$1,200

(1)	Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans
	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$450	$3	$337	$	---

Commercial Real Estate(2)
College Housing	281	7	---		---
Office and Retail	292	---	253		---
Hotels	3,445	41	2,767		---
Medical Professionals	67	5	---		---
Convenience Stores	---	---	49		15
General Contractors	112	4	---		---
Other Commercial Real Estate	1,139	24	337		1

Commercial & Industrial(2)
Commercial & Industrial	553	---	1,183		---

Construction, Development and Land(2)
Residential	2,143	49	2,579		---
Commercial	252	8	21		1
Total	$8,734	$141	$7,526		$17

(1)	Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.
(2)	Only classes with impaired loans are shown.

An analysis of past due and nonaccrual loans follows:

December 31, 2011
	30 – 89 Days Past Due		90 or More Days Past Due		90 Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate
Equity Lines	$	---	$	---	$	---	$	---
Closed-ended Consumer Real Estate		1,735		658		346		313
Consumer Construction		---		---		---		---

Consumer Non-Real Estate
Credit Cards		26		8		8		---
Consumer General		270		38		38		---
Consumer Overdraft		---		---		---		---

Commercial Real Estate
College Housing		452		250		---		250
Office/Retail		---		---		---		---
Nursing Homes		---		---		---		---
Hotels		616		526		---		1,397
Municipalities		---		---		---		---
Medical Professionals		---		---		---		---
Religious Organizations		---		---		---		---
Convenience Stores		---		---		---		---
Entertainment and Sports		---		---		---		---
Nonprofits		---		---		---		---
Restaurants		---		---		---		---
General Contractors		103		---		---		703
Other Commercial Real Estate		815		488		63		1,112

Commercial and Industrial
Commercial and Industrial		31		26		26		139

Construction, Development and Land
Residential		---		1,290		---		1,290
Commercial		252		---		---		---
Total		$4,300		$3,284		$481		$5,204

December 31, 2010
	30 – 89 Days Past Due	90 or More Days Past Due		90 Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate
Equity Lines	$69	$	---	$	---	$	---
Closed-ended Consumer Real Estate	1,868		1,178		612		783
Consumer Construction	---		---		---		---

Consumer Non-Real Estate
Credit Cards	67		42		29		---
Consumer General	518		45		37		---
Consumer Overdraft	---		---		---		---

Commercial Real Estate
College Housing	224		262		---		---
Office/Retail	---		---		---		---
Nursing Homes	---		---		---		---
Hotels	---		802		---		3,509
Municipalities	---		---		---		---
Medical Professionals	---		181		---		---
Religious Organizations	---		---		---		---
Convenience Stores	9		577		577		---
Entertainment and Sports	---		---		---		---
Nonprofits	---		---		---		---
Restaurants	---		---		---		---
General Contractors	---		85		---		---
Other Commercial Real Estate	792		136		---		715

Commercial and Industrial
Commercial and Industrial	740		609		81		879

Construction, Development and Land
Residential	---		2,185		---		2,185
Commercial	25		---		---		---
Total	$4,312		$6,102		$1,336		$8,071

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
Determination of risk grades was completed for the portfolio as of December 31, 2011, 2010 and 2009.

The following displays non-impaired loans by credit quality indicator:

December 31, 2011
	Pass	Special Mention		Classified (Excluding Impaired)
Consumer Real Estate
Equity Lines	$17,971	$	---	$14
Closed-end Consumer Real Estate	87,882		595	1,332
Consumer Construction	2,050		---	---

Consumer Non-Real Estate
Credit Cards	6,594		---	1
Consumer General	22,679		42	105
Consumer Overdraft	285		---	1

Commercial Real Estate
College Housing	88,157		452	215
Office/Retail	73,106		420	267
Nursing Homes	16,173		---	---
Hotels	24,498		---	616
Municipalities	19,230		---	---
Medical Professionals	18,577		---	---
Religious Organizations	15,852		---	---
Convenience Stores	10,519		---	---
Entertainment and Sports	7,346		---	---
Nonprofits	3,265		3,170	---
Restaurants	6,138		---	387
General Contractors	4,550		109	247
Other Commercial Real Estate	63,422		---	790

Commercial and Industrial
Commercial and Industrial	37,252		196	137

Construction, Development and Land
Residential	15,732		---	---
Commercial	22,409		2,961	130
Total	$563,687		$7,945	$4,242

December 31, 2010
	Pass	Special Mention		Classified (Excluding Impaired)
Consumer Real Estate
Equity Lines	$15,735	$	---	$119
Closed-ended Consumer Real Estate	85,313		731	2,969
Consumer Construction	3,988		---	---

Consumer Non-Real Estate
Credit Cards	6,446		---	14
Consumer General	28,730		392	94
Consumer Overdraft	3		---	---

Commercial Real Estate
College Housing	88,110		461	1,016
Office/Retail	60,540		3,500	848
Nursing Homes	28,018		---	---
Hotel	10,689		1,878	625
Municipalities	16,979		---	---
Medical Professionals	17,111		---	181
Religious Organizations	12,643		---	---
Convenience Stores	9,010		9	---
Entertainment and Sports	7,694		---	---
Nonprofit	6,421		---	---
Restaurants	6,740		---	153
General Contractors	6,175		---	240
Other Commercial Real Estate	63,679		111	951

Commercial and Industrial
Commercial and Industrial	34,826		129	1,419

Construction, Development and Land
Residential	25,760		---	2,633
Commercial	14,405		---	164
Total	$549,015		$7,211	$11,426

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

Troubled Debt Restructurings
The Company modified loans that were classified troubled debt restructurings during the year ended December 31, 2011.  The following table presents restructurings by class that occurred during the year ended December 31, 2011.

Note: only classes with restructured loans are presented.

	Restructurings that occurred during the year ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Impairment Accrued as of 12/31/2011
Consumer Real Estate
Closed-end Consumer Real Estate	2	$290	$92	$	---

Commercial Real Estate
College housing	2	419	332		---
Medical professionals	3	79	79		66
General contractors	2	128	128		128
Other commercial real estate	3	680	726		474

Commercial and Industrial	1	50	50		50

Construction, Development and Land
Residential	3	2,474	1,645		47

Total	16	$4,120	$3,052		$765

(1)Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

The restructurings that occurred in 2011 and 2010 resulted in partial forgiveness of principal, providing payment relief by temporarily changing amortizing loans to interest only payments, extending the maturity, changing a letter of credit to a single-payment note, or a combination of these modifications. Of the loans that were restructured in 2011, five received partial charge-offs totaling $1,143.  The bulk of the partial charge offs stemmed from one construction loan for which $789 was charged off.   Of the loans that were restructured in 2010, four received partial charge-offs totaling $916.  The bulk of the partial charge offs stemmed from one commercial loan for which $501 was charged off.  Partial charge-offs are included in the loss ratios applied in the determination of the allowance for collectively-evaluated loans.
Restructured loans are designated impaired and measured for impairment.  The impairment measurement for restructured loans that occurred in 2011 resulted in an accrual to the allowance for loan losses of $765 and $459 at December 31, 2011 and December 31, 2010 respectively.  The impairment for restructured secured loans is based upon the fair value (reduced by selling costs) of the underlying real estate or other collateral.  The full amount of unsecured restructured loans is accrued to the allowance for loan losses.

The following table presents restructured loans that were modified during 2011 and that subsequently experienced payment default.  The company defines default as one or more payments that occur more than 30 days past the due date.

	Restructurings that occurred and subsequently defaulted during the year ended December 31, 2011
	Number of Contracts	Recorded Investment	Impairment Accrued
Consumer Real Estate
Closed-end Consumer Real Estate	2	$92	$	---

Commercial Real Estate
College housing	1	250		---
General contractors	2	128		128
Other commercial real estate	3	687		474

Commercial and Industrial	1	50		50

Construction, Development and Land
Residential	3	1,645		46
Total	12	$2,852		$698

Most of the above restructured loans that experienced a payment default are secured by real estate, for which the impairment measurement is based upon the fair value of the underlying collateral (reduced by selling costs).  The amount of the loan balance that exceeds the collateral value is accrued in the allowance for loan losses.  One loan reported above is unsecured and is fully accrued in the allowance for loan losses. Because fair value measurements of the above restructured loans are based upon fair value of collateral, the payment default did not significantly impact the measurement of impairment.  Restructured loans that become more than 90 days past due are designated nonaccrual.  Nonaccrual levels are factored into allowance methodology for collectively-evaluated loans.

Note 6: Premises and Equipment
A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2011	2010
Premises	$14,172	$14,348
Furniture and equipment	9,804	12,656
Construction-in-progress	---	9
Premises and equipment	$23,976	$27,013
Accumulated depreciation	(13,583)	(16,543)
Premises and equipment, net	$10,393	$10,470

Depreciation expense for the years ended December 2011, 2010 and 2009 amounted to $799, $886 and $906, respectively.
The Company leases certain branch facilities under noncancellable operating leases. The future minimum lease payments under these leases (with initial or remaining lease terms in excess of one year) as of December 31, 2011 are as follows:  $226 in 2012, $218 in 2013, $185 in 2014, $52 in 2015, $22 in 2016, and $0 thereafter.

Note 7: Deposits
The aggregate amounts of time deposits in denominations of $100 or more at December 31, 2011 and 2010 were $127,881 and $139,481, respectively.
At December 31, 2011 the scheduled maturities of time deposits are as follows:

2012	$197,569
2013	82,422
2014	5,326
2015	9,199
2016	15,650
Thereafter	905
$311,071

At December 31, 2011 and 2010, overdraft demand deposits reclassified to loans totaled $341 and $1,206, respectively.

Note 8: Employee Benefit Plans

401(k) Plan
The Company has a Retirement Accumulation Plan qualifying under IRS Code Section 401(k), in which NBI, NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2011, 2010 and 2009, the Company contributed $279, $277 and $268, respectively, to the plan.

Employee Stock Ownership Plan
The Company has a nonleveraged Employee Stock Ownership Plan (ESOP) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the Board of Directors. Contribution expense amounted to $420, $350 and $300 in the years ended December 31, 2011, 2010 and 2009, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2011, the number of allocated shares held by the ESOP was 256,695 and the number of unallocated shares was 15,168. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with ten years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and NBI or the ESOP, with the agreement of the Trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of distribution.

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

	December 31,
	2011	2010	2009
Change in benefit obligation
Projected benefit obligation at beginning of year	$12,971	$11,598	$10,703
Service cost	435	400	353
Interest cost	704	687	661
Actuarial loss	2,001	958	362
Benefits paid	(303)	(672)	(481)
Prior cost due to amendment	---	---	---
Projected benefit obligation at end of year	$15,808	$12,971	$11,598

Change in plan assets
Fair value of plan assets at beginning of year	$8,156	$7,461	$6,337
Actual return on plan assets	432	782	1,249
Employer contribution	5,041	585	356
Benefits paid	(303)	(672)	(481)
Fair value of plan assets at end of year	$13,326	$8,156	$7,461

Funded status at the end of the year	$(2,482)	$(4,815)	$(4,137)

Amounts recognized in the Balance Sheet
Deferred tax asset	$869	$1,685	$1,448
Other liabilities	(2,482)	(4,815)	(4,137)
Total amounts recognized in the Balance Sheet	$(1,613)	$(3,130)	$(2,689)

Amounts recognized in accumulated other comprehensive income (loss), net
Net (loss)	$(7,044)	$(4,957)	$(4,420)
Prior service cost	979	1,080	1,180
Deferred tax asset	2,123	1,357	1,130
Net obligation at transition	---	---	11
Amount recognized	$(3,942)	$(2,520)	$(2,099)

Accrued/Prepaid benefit Cost, net
Benefit obligation	$(15,808)	$(12,971)	$(11,598)
Fair value of assets	13,326	8,156	7,461
Unrecognized net actuarial loss	7,044	4,957	4,420
Unrecognized prior service cost	(979)	(1,080)	(1,180)
Unrecognized net obligation at transition	---	---	(11)
Deferred tax asset (liability)	(1,254)	328	318
(Accrued)/Prepaid benefit cost included in other liabilities	$2,329	$(610)	$(590)

Components of net periodic benefit cost
Service cost	$435	$400	$353
Interest cost	704	687	661
Expected return on plan assets	(810)	(607)	(527)
Amortization of prior service cost	(101)	(101)	(101)
Amortization of net obligation at transition	---	(11)	(13)
Recognized net actuarial loss	292	246	335
Net periodic benefit cost	$520	$614	$708

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net (gain) loss	$2,087	$536	$(489)
Prior service cost	---	---	---
Amortization of prior service cost	101	101	101
Amortization of net obligation at transition	---	11	13
Deferred income tax (benefit) expense	(766)	(227)	131
Total recognized	$1,422	$421	$(244)

Total recognized in net periodic benefit cost and other comprehensive (income) loss, net of income tax (benefit) expense	$2,708	$1,035	$464

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	5.50%	6.00%	6.00%
Discount rate used for disclosure	4.50%	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	4.00%	4.00%

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

Fair value measurements of the pension plan’s assets at December 31, 2011 follow:

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2,802	$2,802	$	---	$	---
Equity securities:
U. S. companies	4,793	4,793		---		---
International companies	183	183		---		---
Equities mutual funds (1)	1,228	1,228		---		---
U. S. government agencies and corporations	510	---		510		---
State and political subdivisions	418	---		418		---
Corporate bonds – investment grade (2)	3,207	---		3,207		---
Corporate bonds – below investment grade (3)	185	---		185		---
Total pension plan assets	$13,326	$9,006		$4,320	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.
(3)	This category represents bonds from U.S. issuers from diverse industries that were purchased at investment grade, but which have fallen below investment grade.

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$183	$183	$	---	$	---
Equity securities:
U. S. companies	3,375	3,375		---		---
International companies	134	134		---		---
Equities mutual funds (a)	1,403	1,403		---		---
U. S. government agencies and corporations	425	---		425		---
State and political subdivisions	268	---		268		---
Corporate bonds – investment grade (b)	2,176	---		2,176		---
Corporate bonds – below investment grade (c)	192	---		192		---
Total pension plan assets	$8,156	$5,095		$3,061	$	---

The Company’s required minimum pension contribution for 2012 has not yet been determined.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2012	$270
2013	$320
2014	$451
2015	$505
2016	$595
2017 - 2021	$4,180

Note 9: Stock Option Plan
The Company had a stock option plan, the 1999 Stock Option Plan, that was adopted in 1999 and that was terminated on March 9, 2009. Incentive stock options were granted annually to key employees of NBI and its subsidiaries from 1999 to 2005 and none have been granted since 2005. All of the stock options are vested.

A summary of the status of the Company’s stock option plan is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	109,500	$22.14
Granted	---	---
Exercised	6,500	14.31
Forfeited or expired	26,000	22.08
Outstanding at December 31, 2011	77,000	$22.82	4.62	$393
Exercisable at December 31, 2011	77,000	$22.82	4.62	$393

There were 6,500 shares exercised in 2011 with an intrinsic value of $85. For 2010 and 2009, the intrinsic value of shares exercised were $0 and $59, respectively. No tax benefit was recognized on shares exercised in any of these years.

Note 10: Income Taxes
The Company files United States federal income tax returns, and Virginia and West Virginia state income tax returns.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2008.

Allocation of income tax expense between current and deferred portions is as follows:

	Years ended December 31,
	2011	2010	2009
Current	$4,665	$3,660	$4,717
Deferred (benefit) expense	582	563	(1,057)
Total income tax expense	$5,247	$4,223	$3,660

The following is a reconciliation of the “expected” income tax expense, computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense, with the reported income tax expense:

	Years ended December 31,
	2011	2010	2009
Computed “expected” income tax expense	$8,010	$6,927	$6,293
Tax-exempt interest income	(2,517)	(2,556)	(2,556)
Nondeductible interest expense	146	195	267
Other, net	(392)	(343)	(344)
Reported income tax expense	$5,247	$4,223	$3,660

The components of net deferred tax assets, included in other assets, are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses and unearned fee income	$3,159	$2,857
Valuation allowance on other real estate owned	210	123
Deferred compensation and other liabilities	1,788	1,734
Net unrealized losses on securities available for sale	---	90
Total deferred tax assets	$5,157	$4,804

Deferred tax liabilities:
Fixed assets	$(266)	$(72)
Discount accretion on securities	---	(44)
Deposit intangibles	(912)	(798)
Other	(138)	(142)
Net unrealized gains on securities available for sale	(1,425)	---
Total deferred tax liabilities	(2,741)	(1,056)
Net deferred tax assets	$2,416	$3,748

The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2011 and 2010 because the realization of all gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.

Note 11: Restrictions on Dividends
The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2011, 2010 and 2009, dividends received from subsidiary banks were $7,258, $6,309 and $5,884, respectively.
Substantially all of Bankshares’ retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2011, retained net income, which was free of such restriction, amounted to approximately $29,103.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Company and the bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2011, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed the bank’s category. The Company’s and the bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are also presented in the following tables.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital (to risk weighted assets)
NBI consolidated	$140,228	20.9%	$53,615	8.0%	N/A	N/A
NBB	136,932	20.5%	53,348	8.0%	$66,684	10.0%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$132,160	19.7%	$26,807	4.0%	N/A	N/A
NBB	128,864	19.3%	26,674	4.0%	$40,011	6.0%
Tier 1 capital (to average assets)
NBI consolidated	$132,160	12.7%	$41,598	4.0%	N/A	N/A
NBB	128,864	12.5%	41,293	4.0%	$51,617	5.0%
	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital (to risk weighted assets)
NBI consolidated	$127,958	19.4%	$52,883	8.0%	N/A	N/A
NBB	124,758	19.0%	52,594	8.0%	$65,742	10.0%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$120,294	18.2%	$26,441	4.0%	N/A	N/A
NBB	117,094	17.8%	26,297	4.0%	$39,445	6.0%
Tier 1 capital (to average assets)
NBI consolidated	$120,294	12.1%	$39,848	4.0%	N/A	N/A
NBB	117,094	11.9%	39,516	4.0%	$49,395	5.0%

Note 13: Condensed Financial Statements of Parent Company
Financial information pertaining only to NBI (Parent) is as follows:

Condensed Balance Sheets
	December 31,
	2011	2010
Assets
Cash due from subsidiaries	$2	$2
Securities available for sale	2,140	2,331
Investments in subsidiaries, at equity	139,267	127,019
Other assets	570	691
Total assets	$141,979	$130,043

Liabilities and Stockholders’ Equity
Other liabilities	$680	$856
Stockholders’ equity	141,299	129,187
Total liabilities and stockholders’ equity	$141,979	$130,043

Condensed Statements of Income
	Years Ended December 31,
	2011	2010	2009
Income
Dividends from Subsidiaries	$7,258	$6,309	$5,884
Interest on securities – taxable	17	23	7
Interest on securities – nontaxable	42	44	61
Other income	1,210	1,157	1,129
Securities gains	---	---	2
	8,527	7,533	7,083

Expenses
Other expenses	1,794	1,756	1,590
Income before income tax benefit and equity in undistributed net income of subsidiaries	6,733	5,777	5,493
Applicable income tax benefit	148	152	120
Income before equity in undistributed net income of subsidiaries	6,881	5,929	5,613
Equity in undistributed net income of subsidiaries	10,757	9,640	8,706
Net income	$17,638	$15,569	$14,319

Condensed Statements of Cash Flows
	Years ended December 31,
	2011	2010	2009
Cash Flows from Operating Expenses
Net income	$17,638	$15,569	$14,319
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(10,757)	(9,640)	(8,706)
Amortization of premiums and accretion of discounts, net	1	2	1
Depreciation expense	9	9	9
Securities (gains)	---	---	(2)
Net change in refundable income taxes due from subsidiaries	---	56	(31)
Net change in other assets	147	(24)	(56)
Net change in other liabilities	(364)	244	66
Net cash provided by operating activities	6,674	6,216	5,600

Cash Flows from Investing Activities
Purchases of securities available for sale	(1,973)	(1,868)	(327)
Maturities and calls of securities available for sale	2,250	1,950	524
Net cash provided by investing activities	277	82	197

Cash Flows from Financing Activities
Cash dividends paid	(6,938)	(6,309)	(5,823)
Exercise of stock options	92	---	54
Note payable	---	---	(54)
Capital distribution to subsidiary	(105)	---	---
Net cash used in financing activities	(6,951)	(6,309)	(5,823)
Net change in cash	---	(11)	(26)
Cash due from subsidiaries at beginning of year	2	13	39
Cash due from subsidiaries at end of year	$2	$2	$13

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
At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$130,369	$149,106
Standby letters of credit	13,206	13,540
Mortgage loans sold with potential recourse	13,419	19,595

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
The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2011, the Company originated $13,582 and sold $13,419 to investors, compared to $21,929 originated and $19,595 sold in 2010. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.
At December 31, 2011, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $174 and loans held for sale of $2,623. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.
The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2011 that exceeded the insurance limits of the Federal Deposit Insurance Corporation was $0.

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
At December 31, 2011 and 2010, approximately $351,720 and $339,161, respectively, of the loan portfolio was concentrated in commercial real estate. This represents approximately 60% of the loan portfolio at December 31, 2011 and 59% at December 31, 2010. Included in commercial loans at December 31, 2011 and 2010 was approximately $166,710 and $154,330, respectively, in loans for college housing and professional office buildings. This represents approximately 28% and 27% of the loan portfolio at December 31, 2011 and 2010, respectively. Loans secured by residential real estate were approximately $152,373 and $154,750 at December 31, 2011 and 2010, respectively. This represents approximately 26% of the loan portfolio at December 31, 2011 and 27% at December 31, 2010, respectively. Loans secured by automobiles were approximately $13,089 and $15,271 at December 31, 2011 and 2010, respectively. This represents approximately 2% of the loan portfolio at December 31, 2011 and in 2010 approximately 3%.
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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

		Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,150	$	---	$2,150	$	---
U.S. Government agencies and corporations	96,003		---	96,003		---
States and political subdivisions	49,122		---	49,122		---
Mortgage-backed securities	7,725		---	7,725		---
Corporate debt securities	16,077		---	16,077		---
Other securities	2,175		---	2,175		---
Total securities available for sale	$173,252	$	---	$173,252	$	---

		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,183	$	---	$2,183	$	---
U.S. Government agencies and corporations	88,152		---	88,152		---
States and political subdivisions	61,682		---	61,682		---
Mortgage-backed securities	11,379		---	11,379		---
Corporate debt securities	17,680		---	17,680		---
Other securities	2,062		---	2,062		---
Total securities available for sale	$183,138	$	---	$183,138	$	---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2011 and 2010. Gains and losses on the sale of loans are recorded within other income from mortgage banking on the Consolidated Statements of Income.

Impaired Loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Troubled debt restructurings are impaired loans. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). The Company discounts appraisals that become outdated or if declines in value are identified after the date of the appraisal, as well as for the Company’s own estimates of selling costs, resulting in a valuation based on Level 3 inputs. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans net of valuation allowance	$5,968	$	---	$	---	$5,968

		Carrying value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans net of valuation allowance	$6,476	$	---	$	---	$6,476

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

Other Real Estate Owned
Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Valuation of other real estate owned is determined using appraisals from independent parties, a level two input.  The Company discounts appraisals that become outdated or if declines in value are identified after the date of the appraisal, as well as for the Company’s own estimates of selling costs, resulting in a valuation based on Level 3 inputs.

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

		Carrying Value at December 31, 2011
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned net of valuation allowance	$1,489	$	---	$	---	$1,489

		Carrying Value at December 31, 2010
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned net of valuation allowance	$1,723	$	---	$	---	$1,723

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
Bank-Owned Life Insurance
Bank-owned life insurance represents insurance policies on officers of the Company.  The cash values of the policies are estimates using information provided by insurance carriers. These policies are carried at their cash surrender value, which approximates fair value.
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
Commitments to Extend Credit and Standby Letters of Credit
The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2011 and 2010, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$11,897	$11,897	$9,858	$9,858
Interest-bearing deposits	98,355	98,355	69,400	69,400
Securities	318,913	326,347	315,907	314,820
Mortgage loans held for sale	2,623	2,623	2,460	2,460
Loans, net	580,402	572,357	568,779	539,152
Accrued interest receivable	6,304	6,304	6,016	6,016
Bank-owned life insurance	19,812	19,812	17,252	17,252
Financial liabilities:
Deposits	$919,333	$913,882	$884,583	$880,290
Accrued interest payable	206	206	257	257

Note 17: Selected Quarterly Data (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011, 2010 and 2009:

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$12,465	$12,475	$12,577	$12,429
Interest expense	2,379	2,346	2,282	2,177
Net interest income	10,086	10,129	10,295	10,252
Provision for loan losses	800	753	643	753
Noninterest income	1,934	2,090	2,129	2,257
Noninterest expense	6,084	6,025	5,887	5,342
Income taxes	1,112	1,225	1,385	1,525
Net income	$4,024	$4,216	$4,509	$4,889
Per Share Data:
Basic net income per common share	$0.58	$0.61	$0.65	$0.70
Fully diluted net income per common share	0.58	$0.61	$0.65	$0.70
Cash dividends per common share	---	0.48	---	0.52
Book value per common share	19.27	19.65	20.44	20.36

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$12,240	$12,347	$12,287	$12,265
Interest expense	2,979	2,850	2,726	2,603
Net interest income	9,261	9,497	9,561	9,662
Provision for loan losses	647	852	710	1,200
Noninterest income	1,971	2,123	2,101	2,152
Noninterest expense	5,784	5,697	5,826	5,820
Income taxes	1,032	1,075	1,129	987
Net income	$3,769	$3,996	$3,997	$3,807
Per Share Data:
Basic net income per common share	$0.54	$0.58	$0.58	$0.55
Fully diluted net income per common share	0.54	0.58	0.58	0.55
Cash dividends per common share	---	0.44	---	0.47
Book value per common share	18.25	18.44	19.13	18.63

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$12,578	$12,711	$12,616	$12,582
Interest expense	4,412	4,274	3,876	3,263
Net interest income	8,166	8,437	8,740	9,319
Provision for loan losses	370	278	305	681
Noninterest income	2,107	2,172	2,212	2,313
Noninterest expense	5,630	6,180	5,891	6,152
Income taxes	886	794	976	1,004
Net income	$3,387	$3,357	$3,780	$3,795
Per Share Data:
Basic net income per share	$0.49	$0.48	$0.55	$0.55
Fully diluted net income per share	0.49	0.48	0.54	0.55
Cash dividends per share	---	0.41	---	0.43
Book value per share	16.39	16.58	17.52	17.61

Note 18.  Intangible Assets and Goodwill

In accounting for goodwill and intangible assets, the Company conducts an impairment review at least annually and more frequently if certain impairment indicators are in evidence. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2011, 2010 or 2009.

Information concerning goodwill and intangible assets for years ended December 31, 2011 and 2010 is presented in the following table:

	Gross Carrying Value	Accumulated Amortization		Net Carrying Value
December 31, 2011
Amortizable core deposit intangibles	$16,257		$11,645	$4,612
Unamortizable goodwill	$5,848	$	---	$5,848

December 31, 2010
Amortizable core deposit intangibles	$16,257		$10,562	$5,695
Unamortizable goodwill	$5,848	$	---	$5,848

As of December 31, 2011, the estimated amortization expense of core deposit intangibles are as follows:

2012	$1,083
2013	1,077
2014	1,075
2015	1,075
Thereafter	302
Total	$4,612

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
National Bankshares, Inc.
Blacksburg, Virginia

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bankshares, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Bankshares, Inc.'s and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2012 expressed an unqualified opinion on the effectiveness of National Bankshares, Inc.’s internal control over financial reporting.

/s/ YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia
March 7, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
National Bankshares, Inc.
Blacksburg, Virginia

We have audited National Bankshares, Inc.'s and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  National Bankshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, National Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of National Bankshares, Inc. and subsidiaries and our report dated March 7, 2012 expressed an unqualified opinion.

/s/ YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia
March 7, 2012

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and  Procedures

Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2011.
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

Item 9B. Other Information

Subsequent Events
From December 31, 2011, the balance sheet date of this Form 10-K, through the date of filing of the Form 10-K with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provides evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to the directors of Bankshares is set out under the caption “Election of Directors” on pages 2 through 4 of Bankshares’ Proxy Statement dated March 7, 2012 which information is incorporated herein by reference.
The Board of Directors of Bankshares has a standing audit committee made up entirely of independent directors, as that term is defined in the NASDAQ Stock Market Listing Rules. In 2011, Dr. J. M. Lewis chaired the Audit Committee and its members were Mr. L. J. Ball, Mr. J. W. Bowling and Mr. C. E. Green, III (who replaced Mr. J. H. Harry in April 2011). Each member of the Audit Committee has extensive business experience; however, the Committee has identified Dr. Lewis as its financial expert, since he has a professional background which involves financial oversight responsibilities. Dr. Lewis currently oversees the preparation of financial statements in his role as President of New River Community College. He previously served as the College’s Chief Financial Officer. The Audit Committee’s Charter is available on the Company’s web site at www.nationalbankshares.com.
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

Name	Age	Offices and Positions Held	Year Elected an Officer/Director
James G. Rakes	67	Chairman, President and Chief Executive Officer, National Bankshares, Inc.; President and Chief Executive Officer of National Bank of Blacksburg since 1983 and Chairman since 2005. Chairman, President and CEO of National Bankshares Financial Services, Inc. since June 1, 2011; prior thereto Chairman, President and Treasurer since 2001.	1986
David K. Skeens	45	Treasurer and Chief Financial Officer of National Bankshares, Inc. since January 14, 2009; Senior Vice President/Operations & Risk Management & CFO of National Bank of Blacksburg since 2009; prior thereto Senior Vice President/Operations & Risk Management since 2008; prior thereto Vice President/Operations & Risk Management since 2004.	2009
F. Brad Denardo	59	Executive Vice President, National Bankshares, Inc. since 2008; Interim Treasurer and Chief Financial Officer from May 23, 2008 to January 14, 2009; prior thereto Corporate Officer since 1989; Executive Vice President/Chief Operating Officer of National Bank of Blacksburg since 2002; Treasurer of National Bankshares Financial Services, Inc. since June 1, 2011.	1989
Marilyn B. Buhyoff	63	Secretary & Counsel, National Bankshares, Inc.; Counsel of National Bank of Blacksburg since 1989; Secretary of National Bankshares Financial Services, Inc. since 2001, and Executive Vice President since 2004. Retired July 1, 2011.	1989
Bryson J. Hunter	44	Secretary & Counsel, National Bankshares, Inc. since July 1, 2011; Counsel of National Bank of Blacksburg since May 18, 2011. Secretary & Counsel of National Bankshares Financial Services, Inc. since June 1, 2011; prior thereto Partner, Gentry Locke Rakes & Moore, LLP since 2008; prior thereto Associate, Gentry Locke Rakes & Moore, LLP since 2001.	2011

Item 11. Executive Compensation

The information set forth under “Executive Compensation” on pages 11 through 18 of NBI’s Proxy Statement dated March 7, 2012 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under “Stock Ownership of Directors and Executive Officers” on page 2 of NBI’s Proxy Statement dated March 7, 2012 for the Annual Meeting of Stockholders to be held April 10, 2012 is incorporated herein by reference.

The following table summarizes information concerning National Bankshares equity compensation plans at December 31, 2011:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by stockholders 1999 Stock Option Plan	77,000	$22.82	77,000
Equity compensation plans not approved by stockholders	---	---	---
Total	77,000	$22.82	77,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under “Director Independence and Certain Transactions With Officers and Directors” on pages 6 and 7 of NBI’s Proxy Statement dated March 7, 2012 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The following fees were paid to Yount, Hyde & Barbour, P.C., Certified Public Accountants, for services provided to NBI for the years ended December 31, 2011 and 2010. The Audit Committee determined that the provision of non-audit services by Yount, Hyde & Barbour P.C. did not compromise the firm’s ability to maintain its independence.

Principal Accounting Fees and Services
	2011		2010
	Fees	Percentage	Fees	Percentage
Audit fees	$108,750	77%	$105,500	77%
Audit-related fees	24,950	18%	24,400	18%
Tax fees	7,500	5%	7,200	5%
	$141,200	100%	$137,100	100%

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

Item 15. Exhibits, Financial Statement Schedules

(a) (1)  Financial Statements
The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – As of December 31, 2011 and 2010
Consolidated Statements of Income – Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Annual Report on Form
10-K.

(a) (3) Exhibits
A list of the exhibits filed or incorporated in this Annual Report by reference is as follows:

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)

*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between National Bankshares, Inc. and Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(viii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for Marilyn B. Buhyoff	(incorporated herein by reference to Exhibit 10(viii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(viii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	(incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10K for fiscal year ended December 31, 2011)
+31(i)	Section 906 Certification of Chief Executive Officer	Page 84
+31(ii)	Section 906 Certification of Chief Financial Officer	Page 85
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 86
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 87

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

Date: March 07, 2012

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

Date: March 07, 2012

/s/ JAMES G. RAKES
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Exhibit 31(ii)

I, David K. Skeens, Treasurer and Chief Financial Officer of National Bankshares, Inc., certify that:

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

Date: March 07, 2012

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Date	Title

/s/ L. J. BALL	03/07/2012	Director
L. J. Ball

/s/ J. W. BOWLING	03/07/2012	Director
J. W. Bowling

/s/ C. E. GREEN, III	03/07/2012	Director
C. E. Green, III

/s/ J. M. LEWIS	03/07/2012	Director
J. M. Lewis

/s/ M. G. MILLER	03/07/2012	Director
M. G. Miller

/s/ W. A. PEERY	03/07/2012	Director
W. A. Peery

/s/ J. G. RAKES	03/07/2012	Chairman of the Board
J. G. Rakes		President and Chief Executive Officer – National Bankshares, Inc. Director

/s/ G. P. REYNOLDS	03/07/2012	Director
G. P. Reynolds

/s/ J. M. SHULER	03/07/2012	Director
J. M. Shuler

Exhibit 32(i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO U.S.C. SECTION 1350

In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2011, I, James G. Rakes, Chairman, President and Chief Executive Officer of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1)	such Form 10-K for the year ended December 31, 2011, fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2)
the information contained in such Form 10-K for the year ended December 31, 2011, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Exhibit 32(ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO U.S.C. SECTION 1350

In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2011, I, David K. Skeens, Treasurer and Chief Financial Officer of National Bankshares, Inc., hereby certify pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1) such Form 10-K for the year ended December 31, 2011, fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2)  the information contained in such Form 10-K for the year ended December 31, 2011, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Index of Exhibits

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit No.	Title	Page Number
31(i)	Section 906 Certification of Chief Executive Officer	Page 84
31(ii)	Section 906 Certification of Chief Financial Officer	Page 85
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 87
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 87