Form 10-Q
period 2012-03-31
NATIONAL BANKSHARES INC
filed 2012-05-09
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at May 1, 2012 6,939,974

(This report contains 46 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I
Item 1. Financial Statements                                                                  Financial Information
National Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
$ in thousands, except per share data	2012	2011
Assets
Cash and due from banks	$12,241	$11,897
Interest-bearing deposits	101,301	98,355
Securities available for sale, at fair value	198,346	174,918
Securities held to maturity (fair value approximates $147,509 at March 31, 2012 and $151,429 at December 31, 2011)	139,367	143,995
Mortgage loans held for sale	1,371	2,623
Loans:
Loans, net of unearned income and deferred fees	584,564	588,470
Less allowance for loan losses	(8,063)	(8,068)
Loans, net	576,501	580,402
Premises and equipment, net	10,563	10,393
Accrued interest receivable	6,175	6,304
Other real estate owned, net	940	1,489
Intangible assets and goodwill	10,189	10,460
Bank-owned life insurance	19,991	19,812
Other assets	6,857	6,454
Total assets	$1,083,842	$1,067,102

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$145,070	$142,163
Interest-bearing demand deposits	415,352	404,801
Savings deposits	65,322	61,298
Time deposits	306,048	311,071
Total deposits	931,792	919,333
Accrued interest payable	191	206
Other liabilities	7,067	6,264
Total liabilities	939,050	925,803
Commitments and contingencies	---	---
Stockholders' Equity
Preferred stock, no par value, 5,000,000 sharesauthorized;
none issued and outstanding	---	---
Common stock of $1.25 par value.
Authorized 10,000,000 shares; issued and outstanding 6,939,974 shares at March 31, 2012 and 6,939,974 shares at December 31, 2011	8,675	8,675
Retained earnings	138,374	133,945
Accumulated other comprehensive loss, net	(2,257)	(1,321)
Total stockholders' equity	144,792	141,299
Total liabilities and stockholders' equity	$1,083,842	$1,067,102

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended March 31, 2012 and 2011
(Unaudited)

	March 31,	March 31,
$ in thousands, except per share data	2012	2011
Interest Income
Interest and fees on loans	$8,878	$9,095
Interest on interest-bearing deposits	71	32
Interest on securities – taxable	1,589	1,662
Interest on securities – nontaxable	1,576	1,676
Total interest income	12,114	12,465

Interest Expense
Interest on time deposits of $100,000 or more	425	561
Interest on other deposits	1,692	1,818
Total interest expense	2,117	2,379
Net interest income	9,997	10,086
Provision for loan losses	672	800
Net interest income after provision for loan losses	9,325	9,286

Noninterest Income
Service charges on deposit accounts	631	612
Other service charges and fees	49	58
Credit card fees	794	733
Trust income	326	246
BOLI income	200	184
Other income	99	91
Realized securities gains, net	53	10
Total noninterest income	2,152	1,934

Noninterest Expense
Salaries and employee benefits	2,956	2,904
Occupancy and furniture and fixtures	397	423
Data processing and ATM	392	444
FDIC assessment	109	346
Credit card processing	572	586
Intangible assets amortization	271	271
Net costs of other real estate owned	48	134
Franchise taxes	162	242
Other operating expenses	804	734
Total noninterest expense	5,711	6,084
Income before income taxes	5,766	5,136
Income tax expense	1,337	1,112
Net Income	$4,429	$4,024

Basic net income per share		$0.64		$0.58
Fully diluted net income per share		$0.64		$0.58
Weighted average number of common
shares outstanding – basic		6,939,974		6,933,780
Weighted average number of common
shares outstanding – diluted		6,954,637		6,957,450
Dividends declared per share	$	---	$	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2012 and 2011
(Unaudited)

	March 31,	March 31,
$ in thousands	2012	2011
Net Income	$4,429	$4,024

Other Comprehensive Income, Net of Tax
Unrealized holding gains (losses) on available for sale securities net of taxes of ($489) and $228 for the periods ended March 31, 2012 and 2011, respectively	(907)	423
Reclassification adjustment, net of taxes of ($15) and ($3) for the periods ended March 31, 2012 and 2011, respectively	(29)	(5)
Other comprehensive income (loss), net of taxes of ($504) and $225 for the periods ended March 31, 2012 and 2011, respectively	(936)	418
Total Comprehensive Income	$3,493	$4,442

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2012 and 2011
(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2010	$8,667	$123,161	$(2,641)	$129,187
Net income	---	4,024	---	4,024
Stock options exercised	3	33	---	36
Other comprehensive income, net of tax $225	---	---	418	418
Balances at March 31, 2011	$8,670	$127,218	$(2,223)	$133,665

Balances at December 31, 2011	$8,675	$133,945	$(1,321)	$141,299
Net income	---	4,429	---	4,429
Other comprehensive loss, net of tax ($504)	---	---	(936)	(936)
Balances at March 31, 2012	$8,675	$138,374	$(2,257)	$144,792

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2012 and 2011
(Unaudited)

	March 31,	March 31,
$ in thousands	2012	2011
Cash Flows from Operating Activities
Net income	$4,429	$4,024
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	672	800
Depreciation of bank premises and equipment	192	209
Amortization of intangibles	271	271
Amortization of premiums and accretion of discounts, net	56	61
Losses on sales and calls of securities available for sale, net	(44)	(8)
Gains on calls of securities held to maturity, net	(9)	(2)
Losses and write-downs on other real estate owned	(24)	100
Net change in:
Mortgage loans held for sale	1,252	2,460
Accrued interest receivable	129	(498)
Other assets	(55)	228
Accrued interest payable	(15)	3
Other liabilities	803	(1,368)
Net cash provided by operating activities	7,657	6,280

Cash Flows from Investing Activities
Net change interest-bearing deposits	(2,946)	13,726
Proceeds from calls, principal payments, sales and maturities of securities available for sale	41,168	10,659
Proceeds from calls, principal payments and maturities of securities held to maturity	13,846	5,449
Purchases of securities available for sale	(66,041)	(16,000)
Purchases of securities held to maturity	(9,239)	(7,138)
Collections of loan participations	90	25
Loan originations and principal collections, net	3,116	(12,622)
Proceeds from disposal of other real estate owned	573	295
Recoveries on loans charged off	23	25
Additions to bank premises and equipment	(362)	(105)
Net cash used in investing activities	(19,772)	(5,686)

Cash Flows from Financing Activities
Net change in time deposits	(5,023)	(13,820)
Net change in other deposits	17,482	15,132
Stock options exercised	---	36
Net cash provided by financing activities	12,459	1,348
Net change in cash and due from banks	344	1,942
Cash and due from banks at beginning of period	11,897	9,858
Cash and due from banks at end of period	$12,241	$11,800

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$2,132	$2,376
Income taxes paid	196	---

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$700	$243
Loans transferred to other real estate owned	---	894
Unrealized gains (losses) on securities available for sale	(1,440)	643

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2011 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.
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

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	77,000	$22.82
Exercised	---	---
Forfeited or expired	---	---
Outstanding March 31, 2012	77,000	$22.82	4.37	$560
Exercisable at March 31, 2012	77,000	$22.82	4.37	$560

There were no stock options exercised during the three months ended March 31, 2012. There were 2,500 shares with an intrinsic value of $35 exercised during the first quarter of 2011.

Note 3:                      Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following:

	March 31, 2012	December 31, 2011
Real Estate Construction	$48,266	$48,528
Consumer Real Estate	147,312	149,750
Commercial Real Estate	301,911	303,192
Commercial Non Real Estate	39,998	38,849
Public Sector and IDA	15,263	15,407
Consumer Non Real Estate	31,814	32,744
Total	$584,564	$588,470

Note 4:                      Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

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
Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate the probability that collection will not occur according to the loan’s terms. Generally, impaired loans are risk rated “classified” or “other assets especially mentioned.” Impaired loans are measured at the lower of the invested amount or the fair market value. Impaired loans with an impairment loss are designated nonaccrual. Please refer to Note 1 of the Company’s 2011 Form 10-K, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.
Troubled debt restructurings impact the estimation of the appropriate level of the allowance for loan losses. If the restructuring included forgiveness of a portion of principal or accrued interest, the charge-off is included in the historical charge-off rates applied to the collective evaluation methodology. Further, restructured loans are individually evaluated for impairment, with amounts below fair value accrued in the allowance for loan losses. TDRs that experience a payment default are examined to determine whether the default indicates collateral dependency or cash flows below those that were included in the fair value measurement. TDRs, as well as all impaired loans, that are determined to be collateral dependent or for which decreased cash flows indicate a decline in fair value are charged down to fair value.
The Company evaluated characteristics in the loan portfolio and determined major segments and smaller classes within each segment for application of the allowance for loan losses methodology. These characteristics include collateral type, repayment sources, and (if applicable) the borrower’s business model.

Change in Portfolio Segments and Classes
During the first quarter of 2012, the Company revised its basis for determining segments and classes for the allowance for loan losses. In previous periods, the loan portfolio was segmented primarily by repayment source, whereas beginning with the first quarter of 2012 disaggregation is based primarily upon collateral type for secured loans and borrower type or repayment terms for unsecured loans. This aligns the allowance categories with those used for financial statements and other notes, providing greater uniformity and comparability. Consistent with accounting guidance, prior periods have not been restated and are shown as originally published using the segments and classes in effect for the period. These changes had an insignificant effect on the calculation of the balance in the allowance for loan losses.
The segments and classes used in determining the allowance for loan losses, beginning with the first quarter of 2012 are as follows.

Real Estate Construction
Construction, residential
Construction, other

Consumer Real Estate
Equity lines
Residential closed-end first liens
Residential closed-end junior liens

Commercial Real Estate
Multifamily real estate
Commercial real estate, owner occupied
Commercial real estate, other

Commercial Non Real Estate Commercial and Industrial Public Sector and IDA Public sector and IDA Consumer Non Real Estate Credit cards Automobile Other consumer loans

Prior to the first quarter of 2012, the Company’s segments and classes were as follows:

Consumer Real Estate
Equity lines
Closed-end consumer real estate
Consumer construction

Consumer, Non Real Estate
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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows:

	Activity in the Allowance for Loan Losses for the three months ended March 31, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2011	$1,079	$1,245	$3,515	$1,473	$232	$403	$121	$8,068
Charge-offs	---	(95)	(537)	---	---	(68)	---	(700)
Recoveries	---	---	---	---	---	23	---	23
Provision for loan losses	(405)	1,102	242	(347)	(147)	124	103	672
Balance, March 31, 2012	$674	$2,252	$3,220	$1,126	$85	$482	$224	$8,063

	Activity in the Allowance for Loan Losses for the three months ended March 31, 2011
	Consumer Real Estate	Consumer Non Real Estate	Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated	Total
Balance, December 31, 2010	$1,059	$586	$4,033	$1,108	$749	$129	$7,664
Charge-offs	(36)	(90)	(118)	---	---	---	(244)
Recoveries	7	18	---	---	---	---	25
Provision for loan losses	72	(50)	740	113	(59)	(16)	800
Balance, March 31, 2011	$1,102	$464	$4,655	$1,221	$690	$113	$8,245

	Allowance for Loan Losses as of March 31, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$13	$169	$42	$361	$	---	$8	$	---	$593
Collectively evaluated for impairment	661	2,083	3,178	765		85	474		224	7,470
Total	$674	$2,252	$3,220	$1,126		$85	$482		$224	$8,063

	Allowance for Loan Losses as of December 31, 2011
	Consumer Real Estate		Consumer Non Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Individually evaluated for impairment	$	---	$	---	$1,014	$62	$47	$	---	$1,123
Collectively evaluated for impairment		1,052		401	3,497	973	901		121	6,945
Total		$1,052		$401	$4,511	$1,035	$948		$121	$8,068

	Loans as of March 31, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$6,367	$1,055	$4,849	$649	$	---	$67	$	---	$12,987
Collectively evaluated for impairment	41,899	146,257	297,062	39,349		15,263	31,747		---	571,577
Total	$48,266	$147,312	$301,911	$39,998		$15,263	$31,814	$	---	$584,564

	Loans as of December 31, 2011
	Consumer Real Estate	Consumer Non Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Individually evaluated for impairment	$238	$	---	$9,067	$139	$3,152	$	---	$12,596
Collectively evaluated for impairment	109,843		29,707	357,507	37,584	41,233		---	575,874
Total	$110,081		$29,707	$366,574	$37,723	$44,385	$	---	$588,470

A summary of ratios for the allowance for loan losses follows:

	Three Months ended March 31,		Year ended December 31,
	2012	2011	2011
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.38%	1.40%	1.37%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.46%	0.15%	0.43%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows:

	March 31,		December 31,
	2012	2011	2011
Nonperforming assets:
Nonaccrual loans	$1,789	$2,339	$1,398
Restructured loans in nonaccrual	3,539	5,314	3,806
Total nonperforming loans	5,328	7,653	5,204
Other real estate owned, net	940	2,222	1,489
Total nonperforming assets	$6,268	$9,875	$6,693
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.07%	1.67%	1.13%
Ratio of allowance for loan losses to nonperforming loans(1)	151.33%	107.74%	155.03%

(1)           The Company defines nonperforming loans as total nonaccrual and restructured loans that are nonaccrual.  Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows:

	March 31,				December 31,
	2012		2011		2011
Loans past due 90 days or more and still accruing		$210		$1,078	$481
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.04%		0.18%	0.08%
Accruing restructured loans		$3,742		$884	$3,756
Impaired loans:
Impaired loans with no valuation allowance		$9,933	$	---	$5,505
Impaired loans with a valuation allowance		3,054		7,084	7,091
Total impaired loans		$12,987		$7,084	$12,596
Valuation allowance		(593)		(1,256)	(1,123)
Impaired loans, net of allowance		$12,394		$5,828	$11,473
Average recorded investment in impaired loans(1)		$14,555		$7,690	$8,734
Interest income recognized on impaired loans, after designation as impaired		$24		$20	$141
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)            Recorded investment includes principal, accrued interest and net deferred fees.

Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired. No interest income was recognized on nonaccrual loans for the three months ended March 31, 2012 and March 31, 2011, respectively.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows:

	Impaired Loans as of March 31, 2012
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction
Construction, residential	$1,256	$1,251	$1,251	$	---	$	---
Construction, other	5,111	5,102	3,480		1,622		13
Consumer Real Estate
Equity lines	---	---	---		---		---
Residential closed-end first liens	798	800	525		275		60
Residential closed-end junior liens	257	258	110		148		109
Commercial Real Estate
Multifamily real estate	529	529	529		---		---
Commercial real estate, owner occupied	4,320	4,334	3,909		425		42
Commercial real estate, other	---	---	---		---		---
Commercial Non Real Estate
Commercial and industrial	649	649	121		528		361
Public Sector and IDA
Public sector and IDA	---	---	---		---		---
Consumer Non Real Estate
Credit cards	---	---	---		---		---
Automobile	---	---	---		---		---
Other consumer loans	67	67	---		67		8
Total	$12,987	$12,990	$9,925		$3,065		$593

(1)           Recorded investment includes the unpaid principal balance and any accrued interest and net deferred fees.

	Impaired Loans as of December 31, 2011
	Unpaid Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$237	$237	$237	$	---	$	---
Commercial Real Estate(2)
College Housing	366	366	366		---		---
Office & Retail	3,500	3,500	---		3,500		57
Hotel	3,319	3,320	2,794		526		16
Medical Professionals	66	67	---		67		66
General Contractors	703	703	176		527		402
Other commercial real estate	1,113	1,112	425		687		474
Commercial & Industrial(2)
Commercial & Industrial	139	139	---		139		62
Construction, Development and Land(2)
Residential	2,901	2,912	1,256		1,656		46
Commercial	252	252	252		---		---
Total	$12,596	$12,608	$5,506		$7,102		$1,123

(1)           Recorded investment includes the unpaid principal balance and any accrued interest and net deferred fees.
(2)  Only classes with impaired loans are shown.

The following tables show the average investment and interest income recognized for impaired loans.

	For the Three Months Ended March 31, 2012
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction
Construction, residential	$1,514	$	---
Construction, other	5,891		10
Consumer Real Estate
Equity lines	997		---
Residential closed-end first liens	258		---
Residential closed-end junior liens	---		---
Commercial Real Estate
Multifamily real estate	529		---
Commercial real estate, owner occupied	4,627		14
Commercial real estate, other	---		---
Commercial Non Real Estate
Commercial and industrial	671		---
Public Sector and IDA
Public sector and IDA	---		---
Consumer Non Real Estate
Credit cards	---		---
Automobile	---		---
Other consumer	68		---
Total	$14,555		$24

(1)           Recorded investment includes the unpaid principal balance and any accrued interest and net deferred fees.

	Average Investment and Interest Income of Impaired Loans For the Year Ended
	December 31, 2011
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$450	$3
Commercial Real Estate(2)
College Housing	281	7
Office & retail	292	---
Hotel	3,445	41
Medical Professionals	67	5
General Contractors	112	4
Other commercial real estate	1,139	24
Commercial & Industrial(2)
Commercial & Industrial	553	---
Construction, Development and Land(2)
Residential	2,143	49
Commercial	252	8
Total	$8,734	$141

(1)   Recorded investment includes the unpaid principal balance and any accrued interest and net deferred fees.
(2)  Only classes with impaired loans are shown.

An analysis of past due and nonaccrual loans as of March 31, 2012 follows:

	30 – 89 Days Past Due		90 or More Days Past Due	90 Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, Residential	$	---	$1,256	$	---	$1,256
Construction, Other		---	---		---	---
Consumer Real Estate
Equity Lines		200	---		---	---
Residential closed-end first liens		1,404	556		163	717
Residential closed-end junior liens		172	35		---	182
Commercial Real Estate
Multifamily Real Estate		1,334	250		---	529
Commercial Real Estate, Owner Occupied		1,605	1,413		36	1,991
Commercial Real Estate, Other		---	---		---	---
Commercial Non Real Estate
Commercial and Industrial		45	489		5	586
Public Sector and IDA
Public Sector and IDA		---	---		---	---
Consumer Non Real Estate
Credit Cards		3	1		1	---
Automobile		186	5		5	---
Other Consumer Loans		94	67		---	67
Total		$5,043	$4,072		$210	$5,328

December 31, 2011
	30 – 89 Days Past Due		90 or More Days Past Due		90 Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate
Equity Lines	$	---	$	---	$	---	$	---
Closed-ended Consumer Real Estate		1,735		658		346		313
Consumer Construction		---		---		---		---
Consumer Non-Real Estate
Credit Cards		26		8		8		---
Consumer General		270		38		38		---
Consumer Overdraft		---		---		---		---
Commercial Real Estate
College Housing		452		250		---		250
Office/Retail		---		---		---		---
Nursing Homes		---		---		---		---
Hotels		616		526		---		1,397
Municipalities		---		---		---		---
Medical Professionals		---		---		---		---
Religious Organizations		---		---		---		---
Convenience Stores		---		---		---		---
Entertainment and Sports		---		---		---		---
Nonprofits		---		---		---		---
Restaurants		---		---		---		---
General Contractors		103		---		---		703
Other Commercial Real Estate		815		488		63		1,112
Commercial and Industrial
Commercial and Industrial		31		26		26		139
Construction, Development and Land
Residential		---		1,290		---		1,290
Commercial		252		---		---		---
Total		$4,300		$3,284		$481		$5,204

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
Determination of risk grades was completed for the portfolio as of March 31, 2012 and 2011 and December 31. 2011.

The following displays non-impaired loans by credit quality indicator:

March 31, 2012
	Pass	Special Mention		Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 Family Residential	$12,763	$	---	$	---
Construction, Other	26,175		2,961		---
Consumer Real Estate
Equity Lines	18,845		200		---
Closed-End First Liens	117,866		566		1,682
Closed-End, Junior Liens	6,813		5		279
Commercial Real Estate
Multifamily Residential Real Estate	29,839		1,232		164
Commercial RE Owner-Occupied	167,227		---		1,510
Commercial RE Non Owner-Occupied	93,920		3,170		---
Commercial Non Real Estate
C & I, Non Real Estate	39,182		16		152
Public Sector and IDA
States & Political Subdivisions	15,263		---		---
Consumer Non Real Estate
Credit Cards	6,319		---		---
Automobile	12,548		95		73
Other Consumer	12,669		9		34
Total	$559,429		$8,254		$3,894

December 31, 2011
	Pass	Special Mention		Classified (Excluding Impaired)
Consumer Real Estate
Equity Lines	$17,971	$	---	$14
Closed-ended Consumer Real Estate	87,882		595	1,332
Consumer Construction	2,050		---	---
Consumer Non-Real Estate
Credit Cards	6,594		---	1
Consumer General	22,679		42	105
Consumer Overdraft	285		---	1
Commercial Real Estate
College Housing	88,157		452	215
Office/Retail	73,106		420	267
Nursing Homes	16,173		---	---
Hotel	24,498		---	616
Municipalities	19,230		---	---
Medical Professionals	18,577		---	---
Religious Organizations	15,852		---	---
Convenience Stores	10,519		---	---
Entertainment and Sports	7,346		---	---
Nonprofit	3,265		3,170	---
Restaurants	6,138		---	387
General Contractors	4,550		109	247
Other Commercial Real Estate	63,422		---	790
Commercial and Industrial
Commercial and Industrial	37,252		196	137
Construction, Development and Land
Residential	15,732		---	---
Commercial	22,409		2,961	130
Total	$563,687		$7,945	$4,242

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

Troubled Debt Restructurings

The Company modified loans that were classified troubled debt restructurings during the three months ended March 31, 2012.  The following table present restructurings by class that occurred during the period.

Note: only classes with restructured loans are presented.

	Restructurings that occurred during the three months ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance	Impairment Accrued
Consumer Real Estate
Closed-end first liens	3	$305	$324	$47
Closed-end junior liens	1	143	147	109
Commercial Real Estate
Commercial real estate, owner occupied	1	17	22	---
Total	5	$465	$493	$156

The modifications provided payment relief primarily by extending maturity dates without reducing interest rates or amounts owed.  Restructured loans are designated impaired and measured for impairment. Of the consumer real estate loans summarized above, two were loans previously modified and reported as troubled debt restructurings in prior quarters.  The Company granted additional modifications in the first quarter of 2012, increasing the balance by $10 from December 31, 2011. The loans restructured in the current period are secured by real estate and the impairment measurement is based upon the fair value (reduced by selling costs) of the underlying collateral.  The impairment measurement resulted in $156 accrued to the allowance for loan losses.
The following table presents restructured loans that were modified between the dates of April 1, 2011 and March 31, 2012 and that experienced payment default during the three months ended March 31, 2012.  The company defines default as one or more payments that occur more than 30 days past the due date.

	Number of Contracts	Principal Balance	Impairment Accrued
Consumer Real Estate
Closed-end first liens	1	$17	$	---
Commercial Real Estate
Multifamily	1	250		---
Commercial Non Real Estate
Commercial and industrial	1	58		---
Consumer Non Real Estate
Other consumer	1	67		8
Total	4	$392		$8

Of the restructured loans that experienced a payment delay of 30 days or more during the period, $267 are secured by real estate.  The remaining restructured loans that experienced payment default during the period are secured by collateral other than real estate. The impairment measurement is based upon the fair value of the underlying collateral and as such, was not significantly affected by the payment default.  All of the above loans are in nonaccrual status.

Note 5: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of March 31, 2012 are as follows:

	March 31, 2012
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for sale:
U.S. Treasury	$2,009	$119	$	---	$2,128
U.S. Government agencies	118,568	878		882	118,564
Mortgage-backed securities	6,054	528		---	6,582
States and political subdivisions	46,891	1,940		12	48,819
Corporate	18,216	405		183	18,438
Federal Home Loan Bank stock	1,596	---		---	1,596
Federal Reserve Bank stock	92	---		---	92
Other securities	2,292	7		172	2,127
Total	$195,718	$3,877		$1,249	$198,346

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of March 31, 2012 are as follows:

	March 31, 2012
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to maturity:
U.S. Government agencies	$14,997	$488	$121	$15,364
Mortgage-backed securities	851	91	---	942
States and political subdivisions	122,865	7,817	151	130,531
Corporate	654	18	---	672
Total	$139,367	$8,414	$272	$147,509

Information pertaining to securities with gross unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2012
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily impaired securities:
U.S. Government agencies and corporations	$72,910	$1,003	$	---	$	---
States and political subdivisions	9,777	162		256		1
Corporate debt securities	5,816	183		---		---
Other	---	---		133		172
Total temporarily impaired securities	$88,503	$1,348		$389		$173

	December 31, 2011
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily impaired securities:
U.S. Government agencies and corporations	$6,230	$20	$	---	$	---
States and political subdivisions	3,527	19		981		26
Corporate debt securities	4,916	97		---		---
Other	---	---		142		162
Total temporarily impaired securities	$14,673	$136		$1,123		$188

The Company had 96 securities with a fair value of $88,892 which were temporarily impaired at March 31, 2012.  The total unrealized loss on these securities was $1,521. Of the temporarily impaired total, two securities with a fair value of $389 and an unrealized loss of $173 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at March 31, 2012 for the reasons set out below.
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
As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2012, management did not consider there to be any impairment.
Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully follow any changes in bond quality. Refer to “Securities” in this report for additional information.

Note 6: Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU were effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments were effective for interim and annual periods beginning after December 15, 2011 with prospective application.  The Company has included the required disclosures in its consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments were effective for fiscal years and interim periods within those years beginning after December 15, 2011.  The amendments did not require transition disclosures.  The Company has included the required disclosures in its consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.
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

Note 7: Defined Benefit Plan

Components of Net Periodic Benefit Cost:

	Pension Benefits
	Three Months ended March 31,
	2012	2011
Service cost	$117	$109
Interest cost	185	176
Expected return on plan assets	(269)	(203)
Amortization of prior service cost	(25)	(25)
Recognized net actuarial loss	127	73
Net periodic benefit cost	$135	$130

2012 Plan Year Employer Contribution

Without considering the prefunding balance, NBI’s minimum required contribution to the National Bankshares, Inc. Retirement Income Plan (the “Plan”) is $733. Considering the prefunding balance, the 2012 minimum required contribution is $0. The Company elected to contribute $183 to the Plan in the quarter ended March 31, 2012.

Note 8: Fair Value Measurements

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2012 Using
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,128	$	---	$2,128	$	---
U.S. Government agencies and corporations	118,564		---	118,564		---
States and political subdivisions	48,819		---	48,819		---
Mortgage-backed securities	6,582		---	6,582		---
Corporate debt securities	18,438		---	18,438		---
Other securities	2,127		---	2,127		---
Total securities available for sale	$196,658	$	---	$196,658	$	---

		Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,150	$	---	$2,150	$	---
U.S. Government agencies and corporations	96,003		---	96,003		---
States and political subdivisions	49,122		---	49,122		---
Mortgage-backed securities	7,725		---	7,725		---
Corporate debt securities	16,077		---	16,077		---
Other securities	2,175		---	2,175		---
Total securities available for sale	$173,252	$	---	$173,252	$	---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2012 or December 31, 2011. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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
The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at March 31, 2012 and at December 31, 2011.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2012	Impaired loans net of valuation allowance	$2,461	$	---	$	---	$2,461
December 31, 2011	Impaired loans net of valuation allowance	5,968		---		---	5,968

The following table summarizes the activity in Company’s impaired loans that were valued using Level 3 inputs for the three months ended March 31, 2012.

	Carrying Value, December 31, 2011	Additions	Deletions due to Foreclosure	Change in Balance (1)	Impaired Loans Removed from Level 3 (2)	Carrying Value, March 31, 2012
Impaired loans
Principal balance	$7,091	$726	$(423)	$(34)	$(4,306)	$3,054
Impairment allocation	1,123	120	(322)	(87)	(241)	593
Net impaired loans	$5,968	$606	$(101)	$53	$(4,065)	$2,461

(1) The reported amounts represent changes in the balance due to principal payments by borrowers and reductions in impairment measurements as a result of current valuation procedures.
(2) The reported amount represents loans that were valued using Level 3 inputs as of December 31, 2011 that no longer have impairment allocations under Level 3 valuation.

Impaired loans are measured quarterly for impairment.  The Company employs the most applicable valuation method for each loan based on current information at the time of valuation.  The valuation procedures for the first quarter of 2012 resulted in changes to valuation method from collateral-based to the present value of cash flows for certain loans, and  resulted in reduced allocations for certain loans.  The impaired loans removed from Level 3 as well as the change in balance for impairment allocation summarized above reflect the change in valuation method and allocation for these loans.
Certain loans were removed from impaired Level 3 due to foreclosure. None of the foreclosures resulted in increases to the Company’s other real estate owned, as the loans were either unsecured or secured by properties that were purchased by third parties at auction.

The following table presents information about Level 3 Fair Value Measurements for March 31, 2012:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Discounted appraised value	Selling cost	5% - 25% (14%)
Impaired loans	Discounted appraised value	Discount for lack of marketability and age of appraisal	0% - 50% (9%)
Impaired loans	Present value of cash flows	Discount rate	6.0% - 7.5% (6.2%)

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis at March 31, 2012 and at December 31, 2011.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2012	Other real estate owned net of valuation allowance	$940	$	---	$	---	$940
December 31, 2011	Other real estate owned net of valuation allowance	1,489		---		---	1,489

The following table summarizes the activity in the Company’s other real estate owned that were valued using Level 3 inputs for the three months ended March 31, 2012

	Carrying Value, December 31, 2011	Additions		Sale of Property	Increase to Valuation Allowance	Carrying Value, March 31, 2012
Other real estate owned	$1,489	$	---	$(543)	$(6)	$940

The following table presents information about Level 3 Fair Value Measurements for March 31, 2012:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other Real Estate Owned	Discounted appraised value	Selling cost	5% - 10% (6%)
Other Real Estate Owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0% - 22.57% (8.87%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at March 31, 2012 and December 31, 2011, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	March 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Estimated Fair Value
Financial assets:
Cash and due from banks	$12,241	$12,241			$12,241
Interest-bearing deposits	101,301	101,301			101,301
Securities	337,713		345,855		345,855
Mortgage loans held for sale	1,371		1,371		1,371
Loans, net	576,501		570,495	2,461	572,956
Accrued interest receivable	6,175		6,175		6,175
BOLI	19,991		19,991		19,991
Financial liabilities:
Deposits	$931,792		$926,706		$926,706
Accrued interest payable	191		191		191

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$11,897	$11,897
Interest-bearing deposits	98,355	98,355
Securities	318,913	326,347
Mortgage loans held for sale	2,623	2,623
Loans, net	580,402	572,357
Accrued interest receivable	6,304	6,304
BOLI	19,812	19,812
Financial liabilities:
Deposits	$919,333	913,882
Accrued interest payable	206	206

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the “Company”), which are not otherwise apparent from the consolidated financial statements and other information included in this report.  Please refer to the financial statements and other information included in this report as well as the 2011 Annual Report on Form 10-K for an understanding of the following discussion and analysis.

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
These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of our 2011 Annual Report on Form 10-K.

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
The estimate of the allowance for March 31, 2012 considered market and portfolio conditions during the first quarter of 2012 as well as the elevated levels of delinquencies and net charge-offs in 2010 and 2011. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Performance Summary

The following table presents NBI’s key performance ratios for the three months ended March 31, 2012 and the year ended December 31, 2011. The measures for March 31, 2012 are annualized, except for basic net earnings per share and fully diluted net earnings per share.

	March 31, 2012	December 31, 2011
Return on average assets	1.67%	1.71%
Return on average equity	12.40%	12.89%
Basic net earnings per share	$0.64	$2.54
Fully diluted net earnings per share	$0.64	$2.54
Net interest margin (1)	4.36%	4.59%
Noninterest margin (2)	1.36%	1.45%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined slightly for the three months ended March 31, 2012 as compared to the year ended December 31, 2011, due primarily to growth in average assets.  The annualized return on average equity declined 49 basis points for the same period, due to growth in average equity.  Average equity tends to build in the months preceding the payment of dividends which have historically been paid semi-annually.

The annualized net interest margin was a healthy 4.36% at the end of the first quarter of 2012, though down 23 basis points from the 4.59% reported for the year ended December 31, 2011. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.
The annualized noninterest margin decreased 9 basis points from 2011 primarily because of a decrease in noninterest expense. Please refer to the discussion under noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table:

	March 31, 2012	December 31, 2011	Percent Change
Interest bearing deposits	$101,301	$98,355	3.00%
Securities	337,713	318,913	5.90%
Loans, net	576,501	580,402	(0.67)%
Deposits	931,792	919,333	1.36%
Total assets	1,083,842	1,067,102	1.57%

Net loans contracted slightly from December 31, 2011 to March 31, 2012, due to competitive, economic and market forces.  The increase in deposits generated the increases in securities and interest-bearing deposit assets.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	March 31, 2012	March 31, 2011	December 31, 2011
Nonperforming loans	$5,328	$7,653	$5,204
Accruing restructured loans	3,742	---	3,756
Loans past due 90 days or more, and still accruing	210	1,078	481
Other real estate owned	940	2,222	1,489
Allowance for loan losses to loans	1.38%	1.40%	1.37%
Net charge-off ratio	0.46%	0.15%	0.43%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.07%	1.67%	1.13%
Ratio of allowance for loan losses to nonperforming loans	151.33%	107.74%	155.03%

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses.  The recent economic recession and slow recovery have contributed to levels of some asset quality measures that are higher than normal for the Company.  Overall, the indicators remained at similar levels to those at December 31, 2011, except other real estate owned which declined substantially.  When compared to March 31, 2011, the annualized net charge-off rate increased while most other asset quality indicators improved substantially.
The Company’s risk analysis determined an allowance for loan losses of $8,063 at March 31, 2012, remaining at a similar level to the $8,068 at December 31, 2011.  The provision for the three months ended March 31, 2012 was $672, a decrease of $128 or 16% from the $800 from the same period in 2011.  The ratio of the allowance for loan losses to loans increased slightly from December 31, 2011, but was two basis points below the level at March 31, 2011. The stability in most asset quality indicators consistent with year-end 2011 levels contributed to a comparable degree of allowance for loan losses.  The Company continues to monitor risk levels within the loan portfolio.
Other real estate owned declined $549 from December 31, 2011 and $1,282 from March 31, 2011, primarily due to the disposal of such real estate.  As of March 31, 2012, total properties approximating $627 are in various stages of foreclosure and may impact other real estate owned in future quarters.  It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

Net Interest Income

The net interest income analysis for the three months ended March 31, 2012 and 2011 follows:

	March 31, 2012			March 31, 2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)	$585,348	$8,957	6.15%	$585,162	$9,159	6.35%
Taxable securities	152,563	1,589	4.19%	153,501	1,662	4.39%
Nontaxable securities (1)(4)	159,494	2,440	6.15%	166,799	2,592	6.30%
Interest-bearing deposits	110,901	71	0.26%	54,089	32	0.24%
Total interest-earning assets	$1,008,306	$13,057	5.21%	$959,551	$13,445	5.68%
Interest-bearing liabilities:
Interest-bearing demand deposits	$408,262	$1,057	1.04%	$368,191	$979	1.08%
Savings deposits	62,602	9	0.06%	56,184	11	0.08%
Time deposits	309,940	1,051	1.36%	323,237	1,389	1.74%
Total interest-bearing liabilities	$780,804	$2,117	1.09%	$747,612	$2,379	1.29%
Net interest income and interest rate spread		$10,940	4.12%		$11,066	4.39%
Net yield on average interest-earning assets			4.36%			4.68%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the two three-month periods presented.
(2)	Included in interest income are loan fees of $198 and $205 for the three months ended March 31, 2012 and 2011, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Daily averages are shown at amortized cost.

The net interest margin for the three months ended March 31, 2012 decreased 32 basis points from the three months ended March 31, 2011. The decrease in net interest margin was driven by a decline in the yield on earning assets of 47 basis points offset by a decline in the cost of interest bearing liabilities of 20 basis points. Both loans and securities experienced a decline in yield.  The 20 basis point decline in the yield on loans stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition.  The yield on taxable securities was 20 basis points lower for the three months ended March 31, 2012, when compared with the same period in 2011, while the yield on nontaxable securities declined 15 basis points over the same period.  The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments.  The decline in the cost of interest-bearing liabilities came primarily from a 38 basis point reduction in the cost of time deposits when the three-month periods ended March 31, 2012 and March 31, 2011 are compared.
The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.  In the recent past, historically low interest rates caused funding costs to decline at a faster pace than the yield on earning assets. The decline in deposit pricing has begun to slow while competitive and market forces continue to pressure the yield on earning assets.  The Company’s cost of funding is more sensitive to interest rate changes than is the yield on earning assets.

Provision and Allowance for Loan Losses

The provision for loan losses for the three month period ended March 31, 2012 was $672, compared with $800 for the first three months of 2011. The ratio of the allowance for loan losses to total loans at the end of the first quarter of 2012 was 1.38%, which compares to 1.37% at December 31, 2011. The net charge-off ratio was 0.46% at March 31, 2012 and 0.43% at December 31, 2011. See “Asset Quality” for additional information.

Noninterest Income

	Three Months ended
	March 31, 2012	March 31, 2011	Percent Change
Service charges on deposits	$631	$612	3.10%
Other service charges and fees	49	58	(15.52)%
Credit card fees	794	733	8.32%
Trust fees	326	246	32.52%
BOLI income	200	184	8.70%
Other income	99	91	8.79%
Realized securities gains	53	10	430.00%

Service charges on deposit accounts increased $19 when the three months ended March 31, 2012 are compared with the same period in 2011. Contributing to the increase was an increase of $32 in fees from checking account overdrafts and checks returned for insufficient funds, offset by smaller decreases in ATM fees and account service fees.
Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Income for the three months ended March 31, 2012 decreased $9 from the same period in 2011, due to minor and typical fluctuations.
Credit card fees for the first three months of 2012 increased $61, or 8.32%, when compared with the same period last year. The increase was due to a higher volume of merchant transaction fees and credit card fees. Management anticipates that this category of noninterest income may be negatively affected by provisions included in the Dodd-Frank Wall Street Reform and Consumer Protection Act. This recent legislation, which became effective on October 1, 2011 but which exempts financial institutions with less than $10 billion in assets, directs the Federal Reserve Bank to control the level of debit card interchange fees. It is not yet known the extent to which the legislation may impact the level of credit card fees or when that impact will occur.
Income from Trust fees increased 32.52% or $80 from the $246 earned in the same period of 2011. Trust income varies depending on the total assets held in Trust accounts, the type of accounts under management and financial market conditions. Estate fees contributed to the increase in the first quarter.
BOLI income increased $16 from March 31, 2011 to March 31, 2012.  The increase in income stems from a purchase of $1,900 in BOLI assets in the fourth quarter of 2011.
Other income includes net gains from the sales of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the three months ended March 31, 2012 increased 8.79%, when compared with the three months ended March 31, 2011. These areas fluctuate with market conditions and because of competitive factors.
Realized securities gains for the three months ended March 31, 2012 were $53, as compared with $10 for the same period in 2011. Net realized securities gains and losses are market driven and have resulted from calls of securities.

Noninterest Expense

	Three Months ended
	March 31, 2012	March 31, 2011	Percent Change
Salaries and employee benefits	$2,956	$2,904	1.79%
Occupancy, furniture and fixtures	397	423	(6.15)%
Data processing and ATM	392	444	(11.71)%
FDIC assessment	109	346	(68.50)%
Credit card processing	572	586	(2.39)%
Intangibles amortization	271	271	---
Net costs of other real estate owned	48	134	(64.18)%
Franchise taxes	162	242	(33.06)%
Other operating expenses	804	734	9.54%

Total noninterest expense declined $373 or 6.13% when the first quarter of 2012 is compared to the same period of 2011.  The most significant contributing factor was the decrease in FDIC assessment expense, which fell $237 from the first quarter of 2011.  Prior to the third quarter of 2011, the FDIC assessment was based on the level of deposits. The FDIC implemented a new formula in the fourth quarter of 2011 that uses assets as the assessment base.  The new formula resulted in decreased expense for the Company.
Salary and benefits expense was $2,956 for the three months ended March 31, 2012, an increase of 1.79% from $2,904 for the three months ended March 31, 2011. No material items effected the increase.
Occupancy, furniture and fixtures expense declined 6.15%, from $423 for the three months ended March 31, 2011 to $397 as of March 31, 2012. The decline is a result of general cost control measures with no significant decreases in any one factor.
Data processing and ATM expense for the three months ended March 31, 2012 decreased $52 from the three months ended March 31, 2011. The first three months of 2011 contained higher data processing expense associated with increased costs for communications because of infrastructure upgrades.
Credit card processing expense declined by 2.39% from the total for the three months ended March 31, 2011. This expense is driven by volume and other factors such as merchant discount rates and is subject to a degree of variability.
The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, with no change in expense between the three month periods ended March 31, 2012 and March 31, 2011.
Net costs of other real estate owned decreased $86 or 64.18% from the three months ended March 31, 2011 to $48 for the three months ended March 31, 2012. This expense category includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market.
Bank franchise taxes have declined 33.06%, from $242 at March 31, 2011 to $162 for the three months ended 2012.  Bank franchise taxes are calculated based on equity.  The expense for 2012 was reduced by additional deductions.
The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses for the three months ended March 31, 2012 increased $70 or 9.54% when compared with the same period in 2011.  The increase is due to normal fluctuations.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	March 31, 2012	December 31, 2011	Percent Change
Interest-bearing deposits	$110,901	$64,977	70.68%
Securities available for sale	175,232	186,296	(5.94)%
Securities held to maturity	140,743	134,612	4.55%
Loans, net	575,583	580,037	(0.77)%
Total assets	1,068,848	1,031,899	3.58%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$137,583	$135,880	1.25%
Interest-bearing demand deposits	408,262	378,971	7.73%
Savings deposits	62,602	58,273	7.43%
Time deposits	309,940	314,920	(1.58)%
Stockholders’ equity	143,603	136,794	4.98%

Securities

Management regularly monitors the quality of the securities portfolio, and management closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances. See Note 4 Securities for additional information.

Loans

	March 31, 2012	December 31, 2011	Percent Change
Real estate construction loans	$48,266	$48,528	(0.54)%
Consumer real estate loans	147,312	149,750	(1.63)%
Commercial real estate loans	301,911	303,192	(0.42)%
Commercial non real estate loans	39,998	38,849	2.96%
Public sector and IDA	15,263	15,407	(0.93)%
Consumer non real estate	31,814	32,744	(2.84)%
Loans net of unearned income	$584,564	$588,470	(0.66)%

The Company’s loans net of unearned income decreased by $3,906 or 0.66%, from $588,470 at December 31, 2011 to $584,564 at March 31, 2012. Growth in commercial non real estate loans was offset by small declines in all other categories.  Commercial non real estate loans increased 2.96% or $1,149 from December 31, 2011 to March 31, 2012.
The 2.84% decline in consumer non real estate loans continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers.
Real estate construction loans and commercial real estate loans at March 31, 2012 remained at similar levels as those at December 31, 2011 while consumer real estate loans declined $2,438 or 1.63% and public sector and IDA loans declined 0.93%. The declines are due to market, economic and competitive forces and are not the result of changes in lending policies.
The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products or loans with initial teaser rates.

Deposits

	March 31, 2012	December 31, 2011	Percent Change
Noninterest-bearing demand deposits	$145,070	$142,163	2.04%
Interest-bearing demand deposits	415,352	404,801	2.61%
Saving deposits	65,322	61,298	6.56%
Time deposits	306,048	311,071	(1.61)%
Total deposits	$931,792	$919,333	1.36%

Total deposits increased $12,459, or 1.36% from $919,333 at December 31, 2011 to $931,792 at March 31, 2012. Increases in all deposit categories other than time deposits totaled $17,482, or 2.87%. These increases were offset by a decline in time deposits of $5,023, or 1.61%, when March 31, 2012 is compared with December 31, 2011. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers are unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At March 31, 2012, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.
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
Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At March 31, 2012, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At March 31, 2012, the Company’s liquidity is sufficient to meet projected trends in these areas.
To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At March 31, 2012, the analysis indicated adequate liquidity under the tested scenarios.
The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At March 31, 2012, the loan to deposit ratio was 62.74%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at March 31, 2012 was $144,792, an increase of $3,493, or 2.47%, from the $141,299 at December 31, 2011. The Tier I and Tier II risk-based capital ratios at March 31, 2012 were 20.50% and 21.71%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

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
The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default.   Mortgages must meet strict underwriting and documentation requirements for the sale to be completed.  The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of March 31, 2012.  To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.
There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2012, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at March 31, 2012. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the three months of 2012 and have not changed materially from those which were disclosed in the Company’s 2011 Form 10-K.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2011 in the Company’s 2011 Form 10-K.

Item 4.   Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2011 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase stock during the first three months of 2012.

Item 3.                      Defaults Upon Senior Securities

There were no defaults upon senior secuirites for the three months ended March 31, 2012.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.                      Other Information

Subsequent Events
From March 31, 2012, the balance sheet date of this Form 10-Q, through the date of filing the Form 10-Q with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provide evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Item 6.                      Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: May 9, 2012	/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2012	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three months ended March 31, 2012, and 2011; (ii) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Financial Statements

*       Indicates a management contract or compensatory plan.

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

Date: May 9, 2012

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

Date: May 9, 2012

/s/David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2012, I, James G. Rakes, Chairman, President and Chief Executive Officer (Principal Executive Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended March 31, 2012, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended March 31, 2012, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer) May 9, 2012

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2012, I, David K. Skeens, Treasurer and Chief Financial Officer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended March 31, 2012, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended March 31, 2012, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) May 9, 2012