Form 10-Q
period 2012-06-30
NATIONAL BANKSHARES INC
filed 2012-08-08
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at August 1, 2012 6,939,974

(This report contains 52 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
Form 10-Q

Part I
Financial Information
Item 1. Financial Statements
National Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
$ in thousands, except per share data	2012	2011
Assets
Cash and due from banks	$13,140	$11,897
Interest-bearing deposits	105,102	98,355
Securities available for sale, at fair value	189,768	174,918
Securities held to maturity (fair value approximates $155,654 at June 30, 2012 and $151,429 at December 31, 2011)	146,451	143,995
Mortgage loans held for sale	1,395	2,623
Loans:
Loans, net of unearned income and deferred fees	586,223	588,470
Less allowance for loan losses	(8,168)	(8,068)
Loans, net	578,055	580,402
Premises and equipment, net	10,618	10,393
Accrued interest receivable	6,273	6,304
Other real estate owned, net	871	1,489
Intangible assets and goodwill	9,918	10,460
Bank-owned life insurance	20,170	19,812
Other assets	6,507	6,454
Total assets	$1,088,268	$1,067,102

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$146,899	$142,163
Interest-bearing demand deposits	423,272	404,801
Savings deposits	65,398	61,298
Time deposits	299,869	311,071
Total deposits	935,438	919,333
Accrued interest payable	173	206
Other liabilities	5,970	6,264
Total liabilities	941,581	925,803
Commitments and contingencies	---	---
Stockholders' Equity
Preferred stock, no par value, 5,000,000 sharesauthorized;
none issued and outstanding	---	---
Common stock of $1.25 par value.
Authorized 10,000,000 shares; issued and outstanding 6,939,974 shares at June 30, 2012 and 6,939,974 shares at December 31, 2011	8,675	8,675
Retained earnings	139,036	133,945
Accumulated other comprehensive loss, net	(1,024)	(1,321)
Total stockholders' equity	146,687	141,299
Total liabilities and stockholders' equity	$1,088,268	$1,067,102

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended June 30, 2012 and 2011
(Unaudited)

	June 30,	June 30,
$ in thousands, except per share data	2012	2011
Interest Income
Interest and fees on loans	$8,753	$9,107
Interest on interest-bearing deposits	56	35
Interest on securities – taxable	1,782	1,713
Interest on securities – nontaxable	1,591	1,620
Total interest income	12,182	12,475

Interest Expense
Interest on time deposits of $100,000 or more	391	505
Interest on other deposits	1,627	1,841
Total interest expense	2,018	2,346
Net interest income	10,164	10,129
Provision for loan losses	1,104	753
Net interest income after provision for loan losses	9,060	9,376

Noninterest Income
Service charges on deposit accounts	651	648
Other service charges and fees	41	59
Credit card fees	840	827
Trust income	440	307
BOLI income	200	186
Other income	112	77
Realized securities losses, net	(1)	(14)
Total noninterest income	2,283	2,090

Noninterest Expense
Salaries and employee benefits	2,954	2,823
Occupancy and furniture and fixtures	397	435
Data processing and ATM	424	429
FDIC assessment	101	350
Credit card processing	638	646
Intangible assets amortization	271	271
Net costs of other real estate owned	103	95
Franchise taxes	226	215
Other operating expenses	617	761
Total noninterest expense	5,731	6,025
Income before income taxes	5,612	5,441
Income tax expense	1,272	1,225
Net Income	$4,340	$4,216

Basic net income per share	$0.63	$0.61
Fully diluted net income per share	$0.62	$0.61
Weighted average number of common
shares outstanding – basic	6,939,974	6,936,501
Weighted average number of common
shares outstanding – diluted	6,957,445	6,946,852
Dividends declared per share	$0.53	$0.48

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three Months Ended June 30, 2012 and 2011
(Unaudited)

	June 30,	June 30,
$ in thousands	2012	2011
Net Income	$4,340	$4,216

Other Comprehensive Income, Net of Tax
Unrealized holding gains on available for sale securities net of taxes of $662 and $925 for the periods ended June 30, 2012 and 2011, respectively	1,229	1,718
Reclassification adjustment, net of taxes of $2 and $7 for the periods ended June 30, 2012 and 2011, respectively	4	12
Other comprehensive income, net of taxes of $664 and $932 for the periods ended June 30, 2012 and 2011, respectively	1,233	1,730
Total Comprehensive Income	$5,573	$5,946

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Six Months Ended June 30, 2012 and 2011
(Unaudited)

	June 30,	June 30,
$ in thousands, except per share data	2012	2011
Interest Income
Interest and fees on loans	$17,631	$18,202
Interest on interest-bearing deposits	127	67
Interest on securities – taxable	3,371	3,375
Interest on securities – nontaxable	3,167	3,296
Total interest income	24,296	24,940

Interest Expense
Interest on time deposits of $100,000 or more	816	1,066
Interest on other deposits	3,319	3,659
Total interest expense	4,135	4,725
Net interest income	20,161	20,215
Provision for loan losses	1,776	1,553
Net interest income after provision for loan losses	18,385	18,662

Noninterest Income
Service charges on deposit accounts	1,282	1,260
Other service charges and fees	90	117
Credit card fees	1,634	1,560
Trust income	766	553
BOLI income	400	370
Other income	211	168
Realized securities gains (losses), net	52	(4)
Total noninterest income	4,435	4,024

Noninterest Expense
Salaries and employee benefits	5,910	5,727
Occupancy and furniture and fixtures	794	858
Data processing and ATM	816	873
FDIC assessment	210	696
Credit card processing	1,210	1,232
Intangible assets amortization	542	542
Net costs of other real estate owned	151	229
Franchise taxes	388	457
Other operating expenses	1,421	1,495
Total noninterest expense	11,442	12,109
Income before income taxes	11,378	10,577
Income tax expense	2,609	2,337
Net Income	$8,769	$8,240

Basic net income per share	$1.26	$1.19
Fully diluted net income per share	$1.26	$1.19
Weighted average number of common
shares outstanding – basic	6,939,974	6,935,148
Weighted average number of common
shares outstanding – diluted	6,956,041	6,952,159
Dividends declared per share	$0.53	$0.48

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Six Months Ended June 30, 2012 and 2011
(Unaudited)

	June 30,	June 30,
$ in thousands	2012	2011
Net Income	$8,769	$8,240

Other Comprehensive Income, Net of Tax
Unrealized holding gains on available for sale securities net of taxes of $173 and $1,153 for the periods ended June 30, 2012 and 2011, respectively	322	2,141
Reclassification adjustment, net of taxes of ($13) and $4 for the periods ended June 30, 2012 and 2011, respectively	(25)	7
Other comprehensive income, net of taxes of $160 and $1,157 for the periods ended June 30, 2012 and 2011, respectively	297	2,148
Total Comprehensive Income	$9,066	$10,388

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2012 and 2011
(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2010	$8,667	$123,161	$(2,641)	$129,187
Net income	---	8,240	---	8,240
Dividends $0.48 per share	---	(3,329)	---	(3,329)
Stock options exercised	5	57	---	62
Other comprehensive income, net of tax $1,157	---	---	2,148	2,148
Balances at June 30, 2011	$8,672	$128,129	$(493)	$136,308

Balances at December 31, 2011	$8,675	$133,945	$(1,321)	$141,299
Net income	---	8,769	---	8,769
Dividends $0.53 per share	---	(3,678)	---	(3,678)
Other comprehensive income, net of tax $160	---	---	297	297
Balances at June 30, 2012	$8,675	$139,036	$(1,024)	$146,687

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2012 and 2011
(Unaudited)

	June 30,	June 30,
$ in thousands	2012	2011
Cash Flows from Operating Activities
Net income	$8,769	$8,240
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,776	1,553
Depreciation of bank premises and equipment	384	414
Amortization of intangibles	542	542
Amortization of premiums and accretion of discounts, net	108	114
Gains on disposal of fixed assets	(3)	---
(Gains) losses on sales and calls of securities available for sale, net	(38)	11
Gains on calls of securities held to maturity, net	(14)	(7)
Losses and write-downs on other real estate owned	89	127
Net change in:
Mortgage loans held for sale	1,228	2,212
Accrued interest receivable	31	(239)
Other assets	(529)	(272)
Accrued interest payable	(33)	(20)
Other liabilities	(294)	(2,086)
Net cash provided by operating activities	12,016	10,589

Cash Flows from Investing Activities
Net change interest-bearing deposits	(6,747)	14,632
Proceeds from calls, principal payments, sales and maturities of securities available for sale	81,604	28,416
Proceeds from calls, principal payments and maturities of securities held to maturity	18,642	10,175
Purchases of securities available for sale	(96,054)	(30,996)
Purchases of securities held to maturity	(21,139)	(15,611)
Collections of loan participations	1,230	21
Loan originations and principal collections, net	(1,287)	(19,199)
Proceeds from disposal of other real estate owned	1,100	1,029
Recoveries on loans charged off	57	38
Additions to bank premises and equipment	(606)	(176)
Net cash used in investing activities	(23,200)	(11,671)

Cash Flows from Financing Activities
Net change in time deposits	(11,202)	(20,295)
Net change in other deposits	27,307	27,899
Cash dividends paid	(3,678)	(3,329)
Stock options exercised	---	62
Net cash provided by financing activities	12,427	4,337
Net change in cash and due from banks	1,243	3,255
Cash and due from banks at beginning of period	11,897	9,858
Cash and due from banks at end of period	$13,140	$13,113

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$4,168	$4,745
Income taxes paid	2,576	1,382

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$1,733	$761
Loans transferred to other real estate owned	571	1,288
Unrealized net gains on securities available for sale	457	3,305

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the six months ended June 30, 2012 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2011 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.
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

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	77,000	$22.82
Exercised	---	---
Forfeited or expired	---	---
Outstanding June 30, 2012	77,000	$22.82	4.12	$562
Exercisable at June 30, 2012	77,000	$22.82	4.12	$562

There were no stock options exercised during the six months ended June 30, 2012. There were 4,500 shares with an intrinsic value of $46 exercised during the first half of 2011.

Note 3:                      Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	June 30, 2012	December 31, 2011
Real estate construction	$52,047	$48,528
Consumer real estate	143,524	149,750
Commercial real estate	301,575	303,192
Commercial non real estate	39,015	38,849
Public sector and IDA	18,121	15,407
Consumer non real estate	31,941	32,744
Total	$586,223	$588,470

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

Real Estate Construction
Construction, residential
Construction, other

Consumer Real Estate
Equity lines
Residential closed-end first liens
Residential closed-end junior liens

Commercial Real Estate
Multifamily real estate
Commercial real estate, owner occupied
Commercial real estate, other

Commercial Non Real Estate Commercial and Industrial Public Sector and IDA Public sector and IDA Consumer Non Real Estate Credit cards Automobile Other consumer loans

Prior to the first quarter of 2012, the Company’s segments and classes were as follows.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Three Months Ended June 30, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, March 31, 2012	$674	$2,252	$3,220	$1,126	$85	$482	$224	$8,063
Charge-offs	(589)	(150)	(200)	(5)	---	(84)	---	(1,028)
Recoveries	13	2	---	1	---	13	---	29
Provision for loan losses	1,298	(194)	237	(213)	26	11	(61)	1,104
Balance, June 30, 2012	$1,396	$1,910	$3,257	$909	$111	$422	$163	$8,168

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2011	$1,079	$1,245	$3,515	$1,473	$232	$403	$121	$8,068
Charge-offs	(589)	(245)	(737)	(5)	---	(152)	---	(1,728)
Recoveries	13	2	---	1	---	36	---	52
Provision for loan losses	893	908	479	(560)	(121)	135	42	1,776
Balance, June 30, 2012	$1,396	$1,910	$3,257	$909	$111	$422	$163	$8,168

	Activity in the Allowance for Loan Losses for the Three Months Ended June 30, 2011
	Consumer Real Estate(1)	Consumer Non Real Estate(1)	Commercial Real Estate(1)	Commercial & Industrial(1)	Construction, Development & Other Land(1)	Unallocated	Total
Balance, March 31, 2011	$1,102	$464	$4,655	$1,221	$690	$113	$8,245
Charge-offs	(176)	(60)	(142)	(137)	---	---	(515)
Recoveries	---	10	---	1	---	---	11
Provision for loan losses	445	69	(180)	263	(54)	210	753
Balance, June 30, 2011	$1,371	$483	$4,333	$1,348	$636	$323	$8,494

(1) Segments at June 30, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2011
	Consumer Real Estate(1)	Consumer Non Real Estate(1)	Commercial Real Estate(1)	Commercial & Industrial(1)	Construction, Development & Other Land(1)	Unallocated	Total
Balance, December 31, 2010	$1,059	$586	$4,033	$1,108	$749	$129	$7,664
Charge-offs	(212)	(150)	(260)	(137)	---	---	(759)
Recoveries	7	28	---	1	---	---	36
Provision for loan losses	517	19	560	376	(113)	194	1,553
Balance, June 30, 2011	$1,371	$483	$4,333	$1,348	$636	$323	$8,494

(1) Segments at June 30, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

	Allowance for Loan Losses as of June 30, 2012
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$54	$56	$243	$	---	$9	$	---	$362
Collectively evaluated for impairment		1,396	1,856	3,201	666		111	413		163	7,806
Total		$1,396	$1,910	$3,257	$909		$111	$422		$163	$8,168

	Allowance for Loan Losses as of December 31, 2011
	Consumer Real Estate(1)		Consumer Non Real Estate(1)		Commercial Real Estate(1)	Commercial & Industrial(1)	Construction, Development & Other Land(1)	Unallocated		Total
Individually evaluated for impairment	$	---	$	---	$1,014	$62	$47	$	---	$1,123
Collectively evaluated for impairment		1,052		401	3,497	973	901		121	6,945
Total		$1,052		$401	$4,511	$1,035	$948		$121	$8,068

(1) Segments at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

	Loans as of June 30, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA	Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$4,711	$1,358	$7,251	$546	$	---	$51	$	---	$13,917
Collectively evaluated for impairment	47,336	142,166	294,324	38,469		18,121	31,890		---	572,306
Total	$52,047	$143,524	$301,575	$39,015		$$18,121	$31,941	$		$586,223

	Loans as of December 31, 2011
	Consumer Real Estate(1)	Consumer Non Real Estate(1)		Commercial Real Estate(1)	Commercial & Industrial(1)	Construction, Development & Other Land(1)	Unallocated		Total
Individually evaluated for impairment	$238	$	---	$9,067	$139	$3,152	$	---	$12,596
Collectively evaluated for impairment	109,843		29,707	357,507	37,584	41,233		---	575,874
Total	$110,081		$29,707	$366,574	$37,723	$44,385	$	---	$588,470

(1) Segments at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

A summary of ratios for the allowance for loan losses follows.

	Six Months Ended June 30,		Year Ended December 31,
	2012	2011	2011
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.39%	1.43%	1.37%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.57%	0.25%	0.43%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	June 30,		December 31,
	2012	2011	2011
Nonperforming assets:
Nonaccrual loans	$3,627	$1,819	$1,398
Restructured loans in nonaccrual	3,763	5,030	3,806
Total nonperforming loans	7,390	6,849	5,204
Other real estate owned, net	871	1,855	1,489
Total nonperforming assets	$8,261	$8,704	$6,693
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.41%	1.46%	1.13%
Ratio of allowance for loan losses to nonperforming loans(1)	110.53%	124.02%	155.03%

(1)           The Company defines nonperforming loans as nonaccrual loans.  Loans 90 days or more past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	June 30,				December 31,
	2012		2011		2011
Loans past due 90 days or more and still accruing		$242		$572	$481
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.04%		0.10%	0.08%
Accruing restructured loans		$2,035		$780	$3,756
Impaired loans:
Impaired loans with no valuation allowance		$12,374		$2,377	$5,505
Impaired loans with a valuation allowance		1,543		5,054	7,091
Total impaired loans		$13,917		$7,431	$12,596
Valuation allowance		(362)		(1,191)	(1,123)
Impaired loans, net of allowance		$13,555		$6,240	$11,473
Average recorded investment in impaired loans(1)		$14,055		$7,733	$8,734
Interest income recognized on impaired loans, after designation as impaired		$186		$24	$141
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)            Recorded investment includes principal, accrued interest and net deferred fees.

Nonaccrual loans are designated as impaired. No interest income was recognized on nonaccrual loans for the six months ended June 30, 2012 or June 30, 2011 or for the year ended December 31, 2011, respectively.
Please refer to Note 8 for a detailed analysis of the changes in impaired loans with a valuation allowance.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of June 30, 2012
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction
Construction, residential	$1,211	$1,206	$1,206	$	---	$	---
Construction, other	3,500	3,501	3,501		---		---
Consumer Real Estate
Equity lines	200	202	202		---		---
Residential closed-end first liens	990	990	796		194		54
Residential closed-end junior liens	168	168	168		---		---
Commercial Real Estate
Multifamily real estate	2,092	2,102	1,937		165		35
Commercial real estate, owner occupied	5,159	5,163	4,492		671		21
Commercial real estate, other	---	---	---		---		---
Commercial Non Real Estate
Commercial and industrial	546	547	50		497		243
Public Sector and IDA
Public sector and IDA	---	---	---		---		---
Consumer Non Real Estate
Credit cards	---	---	---		---		---
Automobile	25	25	12		13		9
Other consumer loans	26	26	26		---		---
Total	$13,917	$13,930	$12,390		$1,540		$362

(1)           Recorded investment includes the unpaid principal balance and any accrued interest and net deferred fees.

	Impaired Loans as of December 31, 2011(3)
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Closed-end consumer real estate	$237	$237	$237	$	---	$	---
Commercial Real Estate(2)
College housing	366	366	366		---		---
Office and retail	3,500	3,500	---		3,500		57
Hotel	3,319	3,320	2,794		526		16
Medical professionals	66	67	---		67		66
General contractors	703	703	176		527		402
Other commercial real estate	1,113	1,112	425		687		474
Commercial & Industrial(2)
Commercial and industrial	139	139	---		139		62
Construction, Development and Land(2)
Residential	2,901	2,912	1,256		1,656		46
Commercial	252	252	252		---		---
Total	$12,596	$12,608	$5,506		$7,102		$1,123

(1)           Recorded investment includes the unpaid principal balance and any accrued interest and net deferred fees.
(2)           Only classes with impaired loans are shown.
(3)           Segments and classes at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

The following tables show the average investment and interest income recognized for impaired loans.

	Average Investment and Interest Income for Impaired Loans
	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012
	Average Recorded Investment(1)	Interest Income Recognized		Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction
Construction, residential	$1,514	$	---	$1,513	$	---
Construction, other	6,699		1	5,112		119
Consumer Real Estate
Equity lines	136		---	68		2
Residential closed-end first liens	1,068		---	879		3
Residential closed-end junior liens	258		---	257		---
Commercial Real Estate
Multifamily real estate	1,291		---	914		10
Commercial real estate, owner occupied	5,206		---	4,653		50
Commercial real estate, other	---		---	---		---
Commercial Non Real Estate
Commercial and industrial	553		---	606		2
Public Sector and IDA
Public sector and IDA	---		---	---		---
Consumer Non Real Estate
Credit cards	---		---	---		---
Automobile	---		---	2		---
Other consumer	33		---	51		---
Total	$16,758		$1	$14,055		$186

(1)           Recorded investment includes the unpaid principal balance and any accrued interest and net deferred fees.

	Average Investment and Interest Income of Impaired Loans For the Year Ended
	December 31, 2011(3)
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Closed-end consumer real estate	$450	$3
Commercial Real Estate(2)
College housing	281	7
Office & retail	292	---
Hotel	3,445	41
Medical professionals	67	5
General contractors	112	4
Other commercial real estate	1,139	24
Commercial & Industrial(2)
Commercial and industrial	553	---
Construction, Development and Land(2)
Residential	2,143	49
Commercial	252	8
Total	$8,734	$141

(1)           Recorded investment includes the unpaid principal balance and any accrued interest and net deferred fees.
(2)	Only classes with impaired loans are shown.
(3) Segments at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

An analysis of past due and nonaccrual loans as of June 30, 2012 follows.

	30 – 89 Days Past Due		90 or More Days Past Due	90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$1,211	$	---	$1,211
Construction, other		---	---		---	---
Consumer Real Estate
Equity lines		---	200		200	---
Residential closed-end first liens		938	646		---	910
Residential closed-end junior liens		68	168		---	168
Commercial Real Estate
Multifamily real estate		767	1,325		---	1,325
Commercial real estate, owner occupied		669	2,003		36	3,254
Commercial real estate, other		45	---		---	---
Commercial Non Real Estate
Commercial and industrial		41	100		---	497
Public Sector and IDA
Public sector and IDA		---	---		---	---
Consumer Non Real Estate
Credit cards		17	6		6	---
Automobile		220	25		---	25
Other consumer loans		63	---		---	---
Total		$2,828	$5,684		$242	$7,390

An analysis of past due and nonaccrual loans as of December 31, 2011(1) follows.

	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate
Equity lines	$	---	$	---	$	---	$	---
Closed-ended consumer real estate		1,735		658		346		313
Consumer construction		---		---		---		---
Consumer Non Real Estate
Credit cards		26		8		8		---
Consumer general		270		38		38		---
Consumer overdraft		---		---		---		---
Commercial Real Estate
College housing		452		250		---		250
Office/retail		---		---		---		---
Nursing homes		---		---		---		---
Hotels		616		526		---		1,397
Municipalities		---		---		---		---
Medical professionals		---		---		---		---
Religious organizations		---		---		---		---
Convenience stores		---		---		---		---
Entertainment and sports		---		---		---		---
Nonprofits		---		---		---		---
Restaurants		---		---		---		---
General contractors		103		---		---		703
Other commercial real estate		815		488		63		1,112
Commercial and Industrial
Commercial and industrial		31		26		26		139
Construction, Development and Land
Residential		---		1,290		---		1,290
Commercial		252		---		---		---
Total		$4,300		$3,284		$481		$5,204

(1) Segments at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

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
Determination of risk grades was completed for the portfolio as of June 30, 2012 and 2011 and December 31. 2011.

The following displays non-impaired loans by credit quality indicator.

June 30, 2012
	Pass	Special Mention		Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$14,005	$	---	$	---
Construction, other	30,370		2,961		---
Consumer Real Estate
Equity lines	18,919		99		---
Closed-end first liens	114,131		515		1,704
Closed-end junior liens	6,495		133		170
Commercial Real Estate
Multifamily residential real estate	35,064		---		---
Commercial real estate owner-occupied	160,866		208		890
Commercial real estate other	94,145		3,151		---
Commercial Non Real Estate
Commercial and industrial	38,158		17		294
Public Sector and IDA
States and political subdivisions	18,121		---		---
Consumer Non Real Estate
Credit cards	6,360		---		---
Automobile	12,792		82		11
Other consumer	12,583		51		11
Total	$562,009		$7,217		$3,080

The following displays non-impaired loans by credit quality indicator.

December 31, 2011(1)
	Pass	Special Mention		Classified (Excluding Impaired)
Consumer Real Estate
Equity lines	$17,971	$	---	$14
Closed-ended consumer real estate	87,882		595	1,332
Consumer construction	2,050		---	---
Consumer Non Real Estate
Credit cards	6,594		---	1
Consumer general	22,679		42	105
Consumer overdraft	285		---	1
Commercial Real Estate
College housing	88,157		452	215
Office/retail	73,106		420	267
Nursing homes	16,173		---	---
Hotel	24,498		---	616
Municipalities	19,230		---	---
Medical professionals	18,577		---	---
Religious organizations	15,852		---	---
Convenience stores	10,519		---	---
Entertainment and sports	7,346		---	---
Nonprofit	3,265		3,170	---
Restaurants	6,138		---	387
General contractors	4,550		109	247
Other commercial real estate	63,422		---	790
Commercial and Industrial
Commercial and industrial	37,252		196	137
Construction, Development and Land
Residential	15,732		---	---
Commercial	22,409		2,961	130
Total	$563,687		$7,945	$4,242

(1) Segments at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

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

Troubled Debt Restructurings

The Company modified loans that were classified troubled debt restructurings during the six months ended June 30, 2012.  The following table present restructurings by class that occurred during the period.

Note: Only classes with restructured loans are presented.

	Restructurings That Occurred During the Three Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance	Impairment Accrued
Consumer Real Estate
Residential closed-end first liens	2	$201	$146	$	---
Residential closed-end junior liens	1	147	93		---
Commercial Real Estate
Commercial real estate, owner occupied	1	680	680		21
Commercial Non Real Estate
Commercial and industrial	1	400	400		176
Total	5	$1,428	$1,319		$197

	Restructurings That Occurred During the Six Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance	Impairment Accrued
Consumer Real Estate
Residential closed-end first liens	4	$351	$310	$47
Residential closed-end junior liens	1	147	93	---
Commercial Real Estate
Commercial real estate, owner occupied	2	697	702	21
Commercial Non Real Estate
Commercial and industrial	1	400	400	176
Total	8	$1,595	$1,505	$244

Note: The above tables reflect loans modified during the specified periods that are reported as troubled debt restructuring as of June 30, 2012. Loans that were modified during the periods that subsequently were satisfied, refinanced under new underwriting or charged off prior to June 30, 2012 are not included.

The troubled debt restructurings for the three months ended June 30, 2012 included partial charge offs of $109 for two consumer real estate loans that had received modifications in previous quarters; providing payment relief for one commercial real estate loan and one commercial non real estate loan, primarily by extending maturity dates or changing amortization structures without reducing interest rates or amounts owed; and adding a co-borrower to one consumer real estate loan. Loans restructured during the first quarter of 2012 were modified to provide payment relief without reducing interest rates or amounts owed. Restructured loans are designated impaired and measured for impairment. Collateral dependent restructured loans are measured using the fair value of collateral. Non-collateral dependent restructured loans are measured using the present value of cash flows. The impairment measurement resulted in specific allocations of $197 for loans modified during the three months ended June 30, 2012 and $244 for loans modified during the six months ended June 30, 2012.

The following table presents restructured loans that were modified between the dates of July 1, 2011 and June 30, 2012 and that experienced payment default during the three and six month periods ended June 30, 2012. The company defines default as one or more payments that occur more than 90 days past the due date.

	Restructured loans that were modified between July 1, 2011 and June 30, 2012 and defaulted during the
	3 Month Period Ended June 30, 2012				6 Month Period Ended June 30, 2012
	Number of Contracts	Principal Balance	Impairment Accrued		Number of Contracts	Principal Balance	Impairment Accrued
Consumer Real Estate
Residential closed-end first liens	2	$123	$	---	2	$123	$	---
Residential closed-end junior liens	1	93		---	1	93		---
Commercial Real Estate
Commercial real estate owner-occupied	1	675		21	1	675		21
Total	4	$891		$21	4	$891		$21

Of the restructured loans that experienced a payment delay of 90 days or more during the period, all are secured by real estate. The impairment measurement is based upon the fair value of the underlying collateral and as such, was not significantly affected by the payment default. All of the above loans are in nonaccrual status.

Note 5: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of June 30, 2012 are as follows.
	June 30, 2012
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for sale:
U.S. Treasury	$2,007	$102	$	---	$2,109
U.S. Government agencies	113,016	1,738		11	114,743
Mortgage-backed securities	5,412	467		---	5,879
States and political subdivisions	40,713	1,960		3	42,670
Corporate	20,224	445		37	20,632
Federal Home Loan Bank stock	1,596	---		---	1,596
Federal Reserve Bank stock	92	---		---	92
Other securities	2,183	36		172	2,047
Total	$185,243	$4,748		$223	$189,768

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of June 30, 2012 are as follows.

	June 30, 2012
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to maturity:
U.S. Government agencies	$12,998	$608	$1	$13,605
Mortgage-backed securities	850	84	---	934
States and political subdivisions	131,950	8,618	120	140,448
Corporate	653	14	---	667
Total	$146,451	$9,324	$121	$155,654

Information pertaining to securities with gross unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	June 30, 2012
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily impaired securities:
U.S. Government agencies and corporations	$2,988	$12	$	---	$	---
States and political subdivisions	10,764	123		170		---
Corporate debt securities	---	---		1,963		37
Other	---	---		133		172
Total temporarily impaired securities	$13,752	$135		$2,266		$209

	December 31, 2011
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily impaired securities:
U.S. Government agencies and corporations	$6,230	$20	$	---	$	---
States and political subdivisions	3,527	19		981		26
Corporate debt securities	4,916	97		---		---
Other	---	---		142		162
Total temporarily impaired securities	$14,673	$136		$1,123		$188

The Company had 24 securities with a fair value of $16,018 which were temporarily impaired at June 30, 2012.  The total unrealized loss on these securities was $344. Of the temporarily impaired total, four securities with a fair value of $2,266 and an unrealized loss of $209 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at June 30, 2012 for the reasons set out below.
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
As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at June 30, 2012, management did not consider there to be any impairment.

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

Note 7: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	PensionBenefits
	Six Months Ended June 30,
	2012	2011
Service cost	$234	$218
Interest cost	370	352
Expected return on plan assets	(538)	(406)
Amortization of prior service cost	(50)	(50)
Recognized net actuarial loss	254	146
Net periodic benefit cost	$270	$260

2012 Plan Year Employer Contribution

Without considering the prefunding balance, NBI’s minimum required contribution to the National Bankshares, Inc. Retirement Income Plan (the “Plan”) is $733. Considering the prefunding balance, the 2012 minimum required contribution is $0. The Company elected to contribute $366 to the Plan in the quarter ended June 30, 2012.

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
The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at June 30, 2012 Using
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,109	$	---	$2,109	$	---
U.S. Government agencies and corporations	114,743		---	114,743		---
States and political subdivisions	42,670		---	42,670		---
Mortgage-backed securities	5,879		---	5,879		---
Corporate debt securities	20,632		---	20,632		---
Other securities	2,047		---	2,047		---
Total securities available for sale	$188,080	$	---	$188,080	$	---

		Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,150	$	---	$2,150	$	---
U.S. Government agencies and corporations	96,003		---	96,003		---
States and political subdivisions	49,122		---	49,122		---
Mortgage-backed securities	7,725		---	7,725		---
Corporate debt securities	16,077		---	16,077		---
Other securities	2,175		---	2,175		---
Total securities available for sale	$173,252	$	---	$173,252	$	---

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2012 or December 31, 2011. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at June 30, 2012 and at December 31, 2011.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2012	Impaired loans net of valuation allowance	$1,181	$	---	$	---	$1,181
December 31, 2011	Impaired loans net of valuation allowance	5,968		---		---	5,968

The following table summarizes the activity in Company’s impaired loans that were valued using Level 3 inputs for the six months ended June 30, 2012.

	Principal Balance, December 31, 2011	Additions	Deletions due to Foreclosure	Change in Balance (1)	Impaired Loans Removed from Level 3 (2)	Principal Balance, June 30, 2012
Impaired loans
Principal balance	$7,091	$1,589	$(2,222)	$(564)	$(4,351)	$1,543
Impairment allocation	1,123	228	(449)	(170)	(370)	362
Net impaired loans	$5,968	$1,361	$(1,773)	$(394)	$(3,981)	$1,181

(1) The reported amounts represent changes in the balance due to principal payments by borrowers and reductions in impairment measurements as a result of current valuation procedures.
(2) The reported amount represents loans that were valued using Level 3 inputs as of December 31, 2011 that no longer have impairment allocations under Level 3 valuation, or for which Level 3 impairment allocations were reduced due to a updated valuation analysis.

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

The following table presents information about Level 3 Fair Value Measurements for June 30, 2012.

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Discounted appraised value	Selling cost	0% - 10.00% (9.09%)
Impaired loans	Discounted appraised value	Discount for lack of marketability and age of appraisal	0% - 50.00% (35.00%)
Impaired loans	Present value of cash flows	Discount rate	6.00% - 6.85% (6.43%)

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis at June 30, 2012 and at December 31, 2011.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2012	Other real estate owned net of valuation allowance	$871	$	---	$	---	$871
December 31, 2011	Other real estate owned net of valuation allowance	1,489		---		---	1,489

The following table summarizes the activity in the Company’s other real estate owned that were valued using Level 3 inputs for the six months ended June 30, 2012.

	Carrying Value, December 31, 2011	Additions	Sale of Property	Increase to Valuation Allowance	Carrying Value, June 30, 2012
Other real estate owned	$1,489	$571	$(1,130)	$(59)	$871

The following table presents information about Level 3 Fair Value Measurements for June 30, 2012.

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned	Discounted appraised value	Selling cost	6.00% - 6.25% (6.00%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0% - 29.72% (13.98%)

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

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

Loans

Fair value for the loan portfolio is estimated on an account-level basis by discounting scheduled cash flows through the projected maturity for each loan. The calculation applies estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company’s historical experience with repayments for loan classification, modified by an estimate of the effect of economic conditions on lending.
Impaired loans are individually evaluated for fair value. Fair value for the Company’s impaired loans at June 30, 2012 is estimated by using either discounted cash flows or the appraised value of collateral. Any amount of principal balance that exceeds fair value is accrued in the allowance for loan losses. Assumptions regarding credit risk, cash flows and discount rates are determined within management’s judgment, using available market information and specific borrower information. Discount rates for cash flow analysis are based on the loan’s interest rate, and cash flows are estimated based upon the loan’s historical payment performance and the borrower’s current financial condition. Appraisals may be discounted for age, reasonableness, and selling costs.

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at June 30, 2012 and December 31, 2011, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows.

	June 30, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Total Estimated Fair Value
Financial assets:
Cash and due from banks	$13,140		$13,140	$	---	$	---	$13,140
Interest-bearing deposits	105,102		105,102		---		---	105,102
Securities	336,219		---		345,422		---	345,422
Mortgage loans held for sale	1,395		---		1,395		---	1,395
Loans, net	578,055		---		568,581		1,181	569,762
Accrued interest receivable	6,273		---		6,273		---	6,273
BOLI	20,170		---		20,170		---	20,170
Financial liabilities:
Deposits	$935,438	$	---		$929,429	$	---	$929,429
Accrued interest payable	173		---		173		---	173

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$11,897	$11,897
Interest-bearing deposits	98,355	98,355
Securities	318,913	326,347
Mortgage loans held for sale	2,623	2,623
Loans, net	580,402	572,357
Accrued interest receivable	6,304	6,304
Bank-owned life insurance	19,812	19,812
Financial liabilities:
Deposits	$919,333	$913,882
Accrued interest payable	206	206

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

The recession continues to impact the national economy as well as the Company’s market. Signs of economic recovery are mixed with continued high unemployment and diminished real estate values.  The Company’s trade area contains a diverse economy that includes large public colleges and universities, which somewhat insulated the Company’s market from the dramatic declines in real estate values seen in some other areas of the country.  Real estate values in the Company’s market area saw moderate declines in 2009 and 2010 that appeared to stabilize in 2011 and 2012. If the economic recovery wavers or reverses, it is likely that unemployment will continue at higher-than-normal levels or rise in the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the State as a result of the recession could also negatively impact employment. This could lead to an even higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. A slow economic recovery could have an adverse effect on all financial institutions, including the Company.

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

Allowance for Loan Losses

The allowance for loan losses is an accrual of estimated losses that have been sustained in our loan portfolio. The allowance is reduced by charge-offs of loans and increased by the provision for loan losses and recoveries of previously charged-off loans.  The determination of the allowance is based on two accounting principles, Accounting Standards Codification (“ASC”) Topic 450-20 (Contingencies) which requires that losses be accrued when occurrence is probable and the amount of the loss is reasonably estimable, and ASC Topic 310-10 (Receivables) which requires accrual of losses on impaired loans if the recorded investment exceeds fair value.
Probable losses are accrued through two calculations, individual evaluation of impaired loans and collective evaluation of the remainder of the portfolio. Impaired loans are larger non-homogeneous loans for which there is a probability that collection will not occur according to the loan terms, as well as nonaccrual loans and loans whose terms have been modified in a troubled debt restructuring. Impaired loans with an estimated impairment loss are placed on nonaccrual status.

Impaired loans
Impaired loans are identified through the Company’s credit risk rating process.  Estimated loss for an impaired loan is the amount of recorded investment that exceeds the loan’s fair value. Fair value of an impaired loan is measured by one of three methods: the fair value of collateral (“collateral method”), the present value of future cash flows (“cash flow method”), or observable market price. The Company applies the collateral method to collateral-dependent loans, loans for which foreclosure is eminent and to loans for which the fair value of collateral is a more reliable estimate of fair value. The cash flow method is applied to loans that are not collateral dependent and for which cash flows may be estimated.
The Company bases collateral-method fair valuation upon the “as-is” value of independent appraisals or evaluations.  Updated appraisals or evaluations are ordered when the loan becomes impaired if the appraisal or evaluation on file is more than twelve months old. Appraisals and evaluations are reviewed for propriety and reasonableness and may be discounted if the Company determines that the value exceeds reasonable levels. If an updated appraisal or evaluation has been ordered but has not been received by a reporting date, the fair value may be based on the most recent available appraisal or evaluation, discounted for age.
The appraisal or evaluation value for a collateral-dependent loan for which recovery is expected solely from the sale of collateral is reduced by estimated selling costs. Estimated losses on collateral-dependent loans, as well as any other impairment loss considered uncollectible, are charged against the allowance for loan losses. For loans that are not collateral dependent, the impairment loss is accrued in the allowance. Impaired loans with partial charge-offs are maintained as impaired until the remaining balance is satisfied.
Troubled debt restructurings are impaired loans and are measured for impairment under the same valuation methods as other impaired loans. Troubled debt restructurings are maintained in nonaccrual status until the loan has demonstrated reasonable assurance of repayment with at least six months of consecutive timely payment performance, unless the impairment measurement indicates a loss. Troubled debt restructurings with impairment losses remain in nonaccrual status.

Collectively-evaluated loans
Non-impaired loans are grouped by portfolio segments that are made up of smaller loan classes. Loans within a segment or class have similar risk characteristics. Probable loss is determined by applying historical net charge-off rates as well as additional percentages for trends and current levels of quantitative and qualitative factors. Loss rates are calculated for and applied to individual classes and encompass losses for the current year and the previous year. Qualitative factors represented by delinquency rates, loan quality and concentrations are also evaluated on a class level, with allocations based on the evaluation of trends and levels. Trends and levels of economic factors such as unemployment rates, bankruptcy rates and others are evaluated. Based on the evaluation, standard allocations are applied consistently to relevant classes.
The Company accrues additional estimated loss for criticized loans within each class and for loans designated high risk. High risk loans are defined as junior lien mortgages, loans with high loan-to-value ratios and loans with terms that require only interest payments. Both criticized loans and high risk loans are included in the base risk analysis for each class and are allocated additional reserves.

Estimation of the allowance for loan losses
The estimation of the allowance involves analysis of internal and external variables, methodologies, assumptions and our judgment and experience. Key judgments used in determining the allowance for loan losses include internal risk rating determinations, market and collateral values, discount rates, loss rates, and our view of current economic conditions. These judgments are inherently subjective and our actual losses could be greater or less than the estimate. Future estimates of the allowance could increase or decrease based on changes in the financial condition of individual borrowers, concentrations of various types of loans, economic conditions or the markets in which collateral may be sold. The estimate of the allowance accrual determines the amount of provision expense and directly affects our financial results.
The estimate of the allowance for June 30, 2012 considered market and portfolio conditions during the first half of 2012 as well as the elevated levels of delinquencies and net charge-offs in 2011. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 4 to the financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

Goodwill and Core Deposit Intangibles

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs impairment testing in the fourth quarter of each year. The Company’s most recent impairment test was performed in the fourth quarter of 2011 under accounting guidance in effect at that time. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique used the Company’s market capitalization as an estimate of fair value; the second technique estimated fair value using current market pricing multiples for companies comparable to NBI; while the third technique used current market pricing multiples for change-of-control transactions involving companies comparable to NBI. Each measure indicated that the Company’s fair value exceeded its book value, validating that goodwill is not impaired.
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
Under accounting guidance adopted for years following 2011, the Company’s test in 2012 will first assess qualitative factors to determine the likelihood that the fair value is below carrying value. If the assessment determines that the likelihood exceeds 50 percent that fair value is below carrying value, the Company will perform the fair value assessment as in previous years. If the initial assessment does not indicate the likelihood of fair value below carrying value, in accordance with ASC Topic 350, the Company will not perform estimation of fair value for goodwill.
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

Performance Summary

The following table presents NBI’s key performance ratios for the six months ended June 30, 2012 and the year ended December 31, 2011. The measures for June 30, 2012 are annualized, except for basic net earnings per share and fully diluted net earnings per share.

	June 30, 2012	December 31, 2011
Return on average assets	1.64%	1.71%
Return on average equity	12.15%	12.89%
Basic net earnings per share	$1.26	$2.54
Fully diluted net earnings per share	$1.26	$2.54
Net interest margin (1)	4.39%	4.59%
Noninterest margin (2)	1.32%	1.45%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined slightly for the six months ended June 30, 2012 as compared to the year ended December 31, 2011, due primarily to growth in average assets.  The annualized return on average equity declined 74 basis points for the same period, due to growth in average equity.  Average equity tends to build in the months preceding the payment of dividends which have historically been paid semi-annually.
The annualized net interest margin was 4.39% at the end of the second quarter of 2012, down 20 basis points from the 4.59% reported for the year ended December 31, 2011. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.
The annualized noninterest margin decreased 13 basis points from the year ended December 31, 2011 primarily because of a decrease in noninterest expense. Please refer to the discussion under noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	June 30, 2012	December 31, 2011	Percent Change
Interest-bearing deposits	$105,102	$98,355	6.86%
Securities	336,219	318,913	5.43%
Loans, net	578,055	580,402	(0.40)%
Deposits	935,438	919,333	1.75%
Total assets	1,088,268	1,067,102	1.98%

Net loans contracted slightly from December 31, 2011to June 30, 2012, due to competitive, economic and market forces.  The increase in deposits generated the increases in securities and interest-bearing deposit assets.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table.

	June 30, 2012	June 30, 2011	December 31, 2011
Nonperforming loans	$7,390	$6,849	$5,204
Accruing restructured loans	2,035	780	3,756
Loans past due 90 days or more, and still accruing	242	572	481
Other real estate owned	871	1,855	1,489
Allowance for loan losses to loans	1.39%	1.43%	1.37%
Net charge-off ratio	0.57%	0.25%	0.43%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.41%	1.46%	1.13%
Ratio of allowance for loan losses to nonperforming loans	110.53%	124.02%	155.03%

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses. The recent economic recession and slow recovery have contributed to levels of some asset quality measures that are higher than normal for the Company. Overall, nonperforming loans and the net charge-off ratio have increased while other indicators declined from December 31, 2011 levels. When compared to June 30, 2011, the annualized net charge-off rate, nonperforming loans and accruing restructured loans increased while other asset quality indicators improved.
The Company’s risk analysis determined an allowance for loan losses of $8,168 at June 30, 2012, an increase from $8,068 at December 31, 2011. The provision for the six months ended June 30, 2012 was $1,776, an increase of $223 from $1,553 for the same period in 2011. The ratio of the allowance for loan losses to loans increased slightly from December 31, 2011, but decreased slightly from the level at June 30, 2011. The increase in the net charge-off ratio and in nonperforming loans contributed to the increase in the allowance for loan losses from December 31, 2011. The Company continues to monitor risk levels within the loan portfolio.
Other real estate owned declined $618 from December 31, 2011 and $984 from June 30, 2011, primarily due to the disposal of such real estate. As of June 30, 2012, total properties approximating $388 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

Net Interest Income

The net interest income analysis for the six months ended June 30, 2012 and 2011 follows:

	June 30, 2012			June 30, 2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)	$585,889	$17,795	6.11%	$586,421	$18,331	6.30%
Taxable securities	165,479	3,371	4.10%	155,881	3,375	4.37%
Nontaxable securities (1)(4)	160,983	4,901	6.12%	164,249	5,098	6.26%
Interest-bearing deposits	99,352	127	0.26%	56,792	67	0.24%
Total interest-earning assets	$1,011,703	$26,194	5.21%	$963,343	$26,871	5.62%
Interest-bearing liabilities:
Interest-bearing demand deposits	$411,600	$2,104	1.03%	$373,723	$2,036	1.10%
Savings deposits	63,616	19	0.06%	57,496	22	0.08%
Time deposits	306,624	2,012	1.32%	317,963	2,667	1.69%
Total interest-bearing liabilities	$781,840	$4,135	1.06%	$749,182	$4,725	1.27%
Net interest income and interest rate spread		$22,059	4.15%		$22,146	4.35%
Net yield on average interest-earning assets			4.39%			4.64%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the two six-month periods presented.
(2)	Included in interest income are loan fees of $429 and $366 for the six months ended June 30, 2012 and 2011, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Daily averages are shown at amortized cost.

The net interest margin for the six months ended June 30, 2012 decreased 25 basis points from the six months ended June 30, 2011. The decrease in net interest margin was driven by a decline in the yield on earning assets of 41 basis points offset by a decline in the cost of interest-bearing liabilities of 21 basis points. Both loans and securities experienced a decline in yield.  The 19 basis point decline in the yield on loans stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition.  The yield on taxable securities was 27 basis points lower for the six months ended June 30, 2012, when compared with the same period in 2011, while the yield on nontaxable securities declined 14 basis points over the same period.  The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments.  The decline in the cost of interest-bearing liabilities came primarily from a 37 basis point reduction in the cost of time deposits when the six-month periods ended June 30, 2012 and June 30, 2011 are compared.
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

Provision and Allowance for Loan Losses

The provision for loan losses for the six month period ended June 30, 2012 was $1,776, compared with $1,553 for the first six months of 2011. The ratio of the allowance for loan losses to total loans at the end of the second quarter of 2012 was 1.39%, which compares to 1.37% at December 31, 2011. The net charge-off ratio was 0.57% at June 30, 2012 and 0.43% at December 31, 2011. See “Asset Quality” for additional information.

Noninterest Income

	Six Months Ended
	June 30, 2012	June 30, 2011	Percent Change
Service charges on deposits	$1,282	$1,260	1.75%
Other service charges and fees	90	117	(23.08)%
Credit card fees	1,634	1,560	4.74%
Trust fees	766	553	38.52%
BOLI income	400	370	8.11%
Other income	211	168	25.60%
Realized securities gains (losses)	52	(4)	1,400.00%

Service charges on deposit accounts increased $22 when the six months ended June 30, 2012 are compared with the same period in 2011. Contributing to the increase was an increase of $48 in fees from checking account overdrafts and checks returned for insufficient funds, offset by smaller decreases in ATM fees and account service fees.
Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Income for the six months ended June 30, 2012 decreased $27 from the same period in 2011, due to minor and typical fluctuations.
Credit card fees for the first six months of 2012 increased $74, or 4.74%, when compared with the same period last year. The increase was due to a higher volume of merchant transactions and credit card fees. Management anticipates that this category of noninterest income may be negatively affected by provisions included in the Dodd-Frank Wall Street Reform and Consumer Protection Act. This recent legislation, which became effective on October 1, 2011 but which exempts financial institutions with less than $10 billion in assets, directs the Federal Reserve Bank to control the level of debit card interchange fees. It is not yet known the extent to which the legislation may impact the level of credit card fees or when that impact will occur.
Income from trust fees increased 38.52% or $213 from the $553 earned in the same period of 2011. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions. Estate fees contributed to the increase in the first half of 2012.
BOLI income increased $30 from June 30, 2011 to June 30, 2012.  The increase in income stems from a purchase of $1,900 in BOLI assets in the fourth quarter of 2011.
Other income includes net gains from the sales of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the six months ended June 30, 2012 increased 25.60%, when compared with the six months ended June 30, 2011. These areas fluctuate with market conditions and because of competitive factors.
Net realized securities gains for the six months ended June 30, 2012 were $52, as compared with net losses of $4 for the same period in 2011. Net realized securities gains and losses are market driven and have resulted from calls of securities.

Noninterest Expense

	Six Months Ended
	June 30, 2012	June 30, 2011	Percent Change
Salaries and employee benefits	$5,910	$5,727	3.20%
Occupancy, furniture and fixtures	794	858	(7.46)%
Data processing and ATM	816	873	(6.53)%
FDIC assessment	210	696	(69.83)%
Credit card processing	1,210	1,232	(1.79)%
Intangibles amortization	542	542	---
Net costs of other real estate owned	151	229	(34.06)%
Franchise taxes	388	457	(15.10)%
Other operating expenses	1,421	1,495	(4.95)%

Total noninterest expense declined $667 or 5.51% when the six months ended June 30, 2012 are compared to the same period of 2011.  The most significant contributing factor was the decrease in FDIC assessment expense, which fell $486 from the first half of 2011.  Prior to the third quarter of 2011, the FDIC assessment was based on the level of deposits. The FDIC implemented a new formula that uses assets as the assessment base.  The new formula resulted in decreased expense for the Company.
Salary and benefits expense was $5,910 for the six months ended June 30, 2012, an increase of 3.20% from $5,727 for the six months ended June 30, 2011. No material items affected the increase.
Occupancy, furniture and fixtures expense declined 7.46%, from $858 for the six months ended June 30, 2011 to $794 as of June 30, 2012. The decline is a result of general cost control measures with no significant decreases in any one factor.
Data processing and ATM expense for the six months ended June 30, 2012 decreased $57 from the six months ended June 30, 2011. The first six months of 2011 contained higher data processing expense associated with increased costs for communications because of infrastructure upgrades.
Credit card processing expense declined by 1.79% from the total for the six months ended June 30, 2011. This expense is driven by volume and other factors and is subject to a degree of variability.
The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, with no change in expense between the six month periods ended June 30, 2012 and June 30, 2011.
Net costs of other real estate owned decreased $78 or 34.06% from the six months ended June 30, 2011 to $151 for the six months ended June 30, 2012. This expense category includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market.
Bank franchise taxes have declined 15.10%, from $457 at June 30, 2011 to $388 for the six months ended 2012.  Bank franchise taxes are calculated based on equity. The expense for 2012 was reduced by additional deductions.
The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses for the six months ended June 30, 2012 decreased $74 or 4.95% when compared with the same period in 2011. The decrease is due to normal fluctuations.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	June 30, 2012	December 31, 2011	Percent Change
Interest-bearing deposits	$99,352	$64,977	52.90%
Securities available for sale	189,004	186,296	1.45%
Securities held to maturity	141,433	134,612	5.07%
Loans, net	576,290	580,037	(0.65)%
Total assets	1,072,910	1,031,899	3.97%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$139,347	$135,880	2.55%
Interest-bearing demand deposits	411,600	378,971	8.61%
Savings deposits	63,616	58,273	9.17%
Time deposits	306,624	314,920	(2.63)%
Stockholders’ equity	145,113	136,794	6.08%

Securities

Management regularly monitors the quality of the securities portfolio, and management closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances. See Note 5 Securities for additional information.

Loans

	June 30, 2012	December 31, 2011	Percent Change
Real estate construction loans	$52,047	$48,528	7.25%
Consumer real estate loans	143,524	149,750	(4.16)%
Commercial real estate loans	301,575	303,192	(0.53)%
Commercial non real estate loans	39,015	38,849	0.43%
Public sector and IDA	18,121	15,407	17.62%
Consumer non real estate	31,941	32,744	(2.45)%
Loans net of unearned income	$586,223	$588,470	(0.38)%

The Company’s loans net of unearned income decreased by $2,247 or 0.38%, from $588,470 at December 31, 2011 to $586,223 at June 30, 2012. Growth in real estate construction, commercial non real estate and public sector loans was offset by small declines in other categories.  Real estate construction loans grew by $3,519 and public sector loans grew by $2,714 from December 31, 2011 to June 30, 2012.
The 2.45% decline in consumer non real estate loans continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers.
Commercial real estate loans remained at similar levels as those at December 31, 2011 while consumer real estate loans declined $6,226 or 4.16%. The declines are due to market, economic and competitive forces and are not the result of changes in lending policies.
The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products or loans with initial teaser rates.

Deposits

	June 30, 2012	December 31, 2011	Percent Change
Noninterest-bearing demand deposits	$146,899	$142,163	3.33%
Interest-bearing demand deposits	423,272	404,801	4.56%
Saving deposits	65,398	61,298	6.69%
Time deposits	299,869	311,071	(3.60)%
Total deposits	$935,438	$919,333	1.75%

Total deposits increased $16,105, or 1.75% from $919,333 at December 31, 2011 to $935,438 at June 30, 2012. Increases in all deposit categories other than time deposits totaled $27,307, or 4.49%. These increases were offset by a decline in time deposits of $11,202, or 3.60%, when June 30, 2012 is compared with December 31, 2011. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers are unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At June 30, 2012, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.
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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At June 30, 2012, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.
The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At June, 2012, the Company’s liquidity is sufficient to meet projected trends in these areas.
To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At June 30, 2012, the analysis indicated adequate liquidity under the tested scenarios.
The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At June 30, 2012, the loan to deposit ratio was 62.67%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at June 30, 2012 was $146,687, an increase of $5,388, or 3.81%, from the $141,299 at December 31, 2011. The Tier I and Tier II risk-based capital ratios at June 30, 2012 were 20.40% and 21.60%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

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
The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default.   Mortgages must meet strict underwriting and documentation requirements for the sale to be completed.  The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of June 30, 2012.  To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.
There were no material changes in off-balance sheet arrangements during the six months ended June 30, 2012, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at June 30, 2012. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the six months of 2012 and have not changed materially from those which were disclosed in the Company’s 2011 Form 10-K.

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

Item 4.   Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Mine Safety Disclosures

    Not applicable.

Item 5.  Other Information

    Subsequent Events
    From June 30, 2012, the balance sheet date of this Form 10-Q, through the date of filing the Form 10-Q with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provide evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Item 6.   Exhibits

    See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: August 8, 2012	/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2012	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the six months ended June 30, 2012, and 2011; (ii) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Financial Statements

*       Indicates a management contract or compensatory plan.

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

Date: August 8, 2012

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

Date: August 8, 2012

/s/David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended June 30, 2012, I, James G. Rakes, Chairman, President and Chief Executive Officer (Principal Executive Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended June 30, 2012, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended June 30, 2012, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer) August 8, 2012

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended June 30, 2012, I, David K. Skeens, Treasurer and Chief Financial Officer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended June 30, 2012, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended June 30, 2012, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) August 8, 2012