Form 10-Q
period 2012-09-30
NATIONAL BANKSHARES INC
filed 2012-11-07
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at October 31, 2012 6,947,974

(This report contains 55 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
Form 10-Q

Item 1. Financial Statements
Part I
Financial Information
National Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
$ in thousands, except per share data	2012	2011
Assets
Cash and due from banks	$12,445	$11,897
Interest-bearing deposits	67,394	98,355
Securities available for sale, at fair value	198,079	174,918
Securities held to maturity (fair value approximates $172,163 at September 30, 2012 and $151,429 at December 31, 2011)	161,728	143,995
Mortgage loans held for sale	3,015	2,623
Loans:
Loans, net of unearned income and deferred fees	591,461	588,470
Less allowance for loan losses	(8,254)	(8,068)
Loans, net	583,207	580,402
Premises and equipment, net	10,491	10,393
Accrued interest receivable	6,291	6,304
Other real estate owned, net	1,894	1,489
Intangible assets and goodwill	9,648	10,460
Bank-owned life insurance	20,346	19,812
Other assets	6,434	6,454
Total assets	$1,080,972	$1,067,102

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$147,346	$142,163
Interest-bearing demand deposits	418,482	404,801
Savings deposits	66,576	61,298
Time deposits	291,979	311,071
Total deposits	924,383	919,333
Accrued interest payable	178	206
Other liabilities	6,013	6,264
Total liabilities	930,574	925,803
Commitments and contingencies	---	---
Stockholders' Equity
Preferred stock, no par value, 5,000,000 sharesauthorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,943,974 shares at September 30, 2012 and 6,939,974 shares at December 31, 2011	8,680	8,675
Retained earnings	143,383	133,945
Accumulated other comprehensive loss, net	(1,665)	(1,321)
Total stockholders' equity	150,398	141,299
Total liabilities and stockholders' equity	$1,080,972	$1,067,102

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended September 30, 2012 and 2011
(Unaudited)

	September 30,	September 30,
$ in thousands, except per share data	2012	2011
Interest Income
Interest and fees on loans	$8,923	$9,184
Interest on interest-bearing deposits	60	37
Interest on securities – taxable	1,620	1,740
Interest on securities – nontaxable	1,634	1,616
Total interest income	12,237	12,577

Interest Expense
Interest on time deposits of $100,000 or more	355	485
Interest on other deposits	1,581	1,797
Total interest expense	1,936	2,282
Net interest income	10,301	10,295
Provision for loan losses	778	643
Net interest income after provision for loan losses	9,523	9,652

Noninterest Income
Service charges on deposit accounts	674	692
Other service charges and fees	40	57
Credit card fees	807	805
Trust income	271	264
BOLI income	205	189
Other income	130	125
Realized securities losses, net	(19)	(3)
Total noninterest income	2,108	2,129

Noninterest Expense
Salaries and employee benefits	3,104	2,834
Occupancy and furniture and fixtures	387	349
Data processing and ATM	390	416
FDIC assessment	133	353
Credit card processing	607	639
Intangible assets amortization	270	271
Net costs of other real estate owned	58	52
Franchise taxes	258	162
Other operating expenses	881	811
Total noninterest expense	6,088	5,887
Income before income taxes	5,543	5,894
Income tax expense	1,250	1,385
Net Income	$4,293	$4,509

Basic net income per share		$0.62		$0.65
Fully diluted net income per share		$0.62		$0.65
Weighted average number of common
shares outstanding – basic		6,941,757		6,937,974
Weighted average number of common
shares outstanding – diluted		6,962,852		6,945,174
Dividends declared per share	$	---	$	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three Months Ended September 30, 2012 and 2011
(Unaudited)

	September 30,	September 30,
$ in thousands	2012	2011
Net Income	$4,293	$4,509

Other Comprehensive Income, Net of Tax
Unrealized holding gains (losses) on available for sale securities net of taxes of ($351) and $536 for the periods ended September 30, 2012 and 2011, respectively	(653)	996
Reclassification adjustment, net of taxes of $6 and $4 for the periods ended September 30, 2012 and 2011, respectively	12	7
Other comprehensive income (loss), net of taxes of ($345) and $540 for the periods ended September 30, 2012 and 2011, respectively	(641)	1,003
Total Comprehensive Income	$3,652	$5,512

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	September 30,	September 30,
$ in thousands, except per share data	2012	2011
Interest Income
Interest and fees on loans	$26,554	$27,386
Interest on interest-bearing deposits	187	104
Interest on securities – taxable	4,991	5,115
Interest on securities – nontaxable	4,801	4,912
Total interest income	36,533	37,517

Interest Expense
Interest on time deposits of $100,000 or more	1,171	1,551
Interest on other deposits	4,900	5,456
Total interest expense	6,071	7,007
Net interest income	30,462	30,510
Provision for loan losses	2,554	2,196
Net interest income after provision for loan losses	27,908	28,314

Noninterest Income
Service charges on deposit accounts	1,956	1,952
Other service charges and fees	130	174
Credit card fees	2,441	2,365
Trust income	1,037	817
BOLI income	605	559
Other income	341	293
Realized securities gains (losses), net	33	(7)
Total noninterest income	6,543	6,153

Noninterest Expense
Salaries and employee benefits	9,014	8,561
Occupancy and furniture and fixtures	1,181	1,207
Data processing and ATM	1,206	1,289
FDIC assessment	343	1,049
Credit card processing	1,817	1,871
Intangible assets amortization	812	813
Net costs of other real estate owned	209	281
Franchise taxes	646	619
Other operating expenses	2,302	2,306
Total noninterest expense	17,530	17,996
Income before income taxes	16,921	16,471
Income tax expense	3,859	3,722
Net Income	$13,062	$12,749

Basic net income per share	$1.88	$1.84
Fully diluted net income per share	$1.88	$1.83
Weighted average number of common
shares outstanding – basic	6,940,573	6,936,100
Weighted average number of common
shares outstanding – diluted	6,958,316	6,951,155
Dividends declared per share	$0.53	$0.48

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	September 30,	September 30,
$ in thousands	2012	2011
Net Income	$13,062	$12,749

Other Comprehensive Income, Net of Tax
Unrealized holding gains (losses) on available for sale securities net of taxes of ($178) and $1,689 for the periods ended September 30, 2012 and 2011, respectively	(331)	3,137
Reclassification adjustment, net of taxes of ($7) and $8 for the periods ended September 30, 2012 and 2011, respectively	(13)	14
Other comprehensive income (loss), net of taxes of ($185) and $1,697 for the periods ended September 30, 2012 and 2011, respectively	(344)	3,151
Total Comprehensive Income	$12,718	$15,900

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2012 and 2011
(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2010	$8,667	$123,161	$(2,641)	$129,187
Net income	---	12,749	---	12,749
Dividends $0.48 per share	---	(3,329)	---	(3,329)
Stock options exercised	5	57	---	62
Other comprehensive income, net of tax $1,697	---	---	3,151	3,151
Balances at September 30, 2011	$8,672	$132,638	$510	$141,820

Balances at December 31, 2011	$8,675	$133,945	$(1,321)	$141,299
Net income	---	13,062	---	13,062
Dividends $0.53 per share	---	(3,678)	---	(3,678)
Stock options exercised	5	54	---	59
Other comprehensive loss, net of tax ($185)	---	---	(344)	(344)
Balances at September 30, 2012	$8,680	$143,383	$(1,665)	$150,398

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	September 30,	September 30,
$ in thousands	2012	2011
Cash Flows from Operating Activities
Net income	$13,062	$12,749
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,554	2,196
Depreciation of bank premises and equipment	571	601
Amortization of intangibles	812	813
Amortization of premiums and accretion of discounts, net	168	167
(Gains) losses on disposal of fixed assets	(2)	1
(Gains) losses on sales and calls of securities available for sale, net	(19)	22
Gains on calls of securities held to maturity, net	(14)	(15)
Losses and write-downs on other real estate owned	29	137
Net change in:
Mortgage loans held for sale	(392)	1,352
Accrued interest receivable	13	(343)
Other assets	(266)	1,006
Accrued interest payable	(28)	(50)
Other liabilities	(251)	(2,351)
Net cash provided by operating activities	16,237	16,285

Cash Flows from Investing Activities
Net change interest-bearing deposits	30,961	(502)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	119,493	52,025
Proceeds from calls, principal payments and maturities of securities held to maturity	24,255	15,958
Purchases of securities available for sale	(143,306)	(42,574)
Purchases of securities held to maturity	(42,063)	(23,158)
Purchases of loan participations	(2,000)	(41)
Collections of loan participations	4,656	159
Loan originations and principal collections, net	(9,699)	(22,787)
Proceeds from disposal of other real estate owned	1,174	1,318
Recoveries on loans charged off	76	64
Additions to bank premises and equipment	(667)	(464)
Proceeds from disposal of bank premises and equipment	---	4
Net cash used in investing activities	(17,120)	(19,998)

Cash Flows from Financing Activities
Net change in time deposits	(19,092)	(19,543)
Net change in other deposits	24,142	29,195
Cash dividends paid	(3,678)	(3,329)
Stock options exercised	59	62
Net cash provided by financing activities	1,431	6,385
Net change in cash and due from banks	548	2,672
Cash and due from banks at beginning of period	11,897	9,858
Cash and due from banks at end of period	$12,445	$12,530

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$6,099	$7,057
Income taxes paid	3,937	2,783

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$2,444	$1,205
Loans transferred to other real estate owned	1,608	1,491
Unrealized net gains (losses) on securities available for sale	(529)	4,848

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2011 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.
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

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	77,000	$22.82
Exercised	4,000	14.83
Forfeited or expired	---	---
Outstanding September 30, 2012	73,000	$23.26	3.97	$745
Exercisable at September 30, 2012	73,000	$23.26	3.97	$745

There were 4,000 shares with an intrinsic value of $74 exercised during the first nine months of 2012. There were 4,500 shares with an intrinsic value of $42 exercised during the first nine months of 2011.

Note 3: Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	September 30, 2012	December 31, 2011
Real estate construction	$49,799	$48,528
Consumer real estate	141,413	149,750
Commercial real estate	305,367	303,192
Commercial non real estate	35,729	38,849
Public sector and IDA	26,589	15,407
Consumer non real estate	32,564	32,744
Total	$591,461	$588,470

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Three Months Ended September 30, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, June 30, 2012	$1,396	$1,910	$3,257	$909	$111	$422	$163	$8,168
Charge-offs	(51)	(33)	(592)	---	---	(40)	---	(716)
Recoveries	---	---	---	1	---	23	---	24
Provision for loan losses	(158)	95	872	(46)	34	(5)	(14)	778
Balance, September 30, 2012	$1,187	$1,972	$3,537	$864	$145	$400	$149	$8,254

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2011	$1,079	$1,245	$3,515	$1,473	$232	$403	$121	$8,068
Charge-offs	(640)	(278)	(1,329)	(5)	---	(192)	---	(2,444)
Recoveries	13	2	---	2	---	59	---	76
Provision for loan losses	735	1,003	1,351	(606)	(87)	130	28	2,554
Balance, September 30, 2012	$1,187	$1,972	$3,537	$864	$145	$400	$149	$8,254

	Activity in the Allowance for Loan Losses for the Three Months Ended September 30, 2011
	Consumer Real Estate(1)	Consumer Non Real Estate(1)	Commercial Real Estate(1)	Commercial & Industrial(1)	Construction, Development & Other Land(1)	Unallocated	Total
Balance, June 30, 2011	$1,371	$483	$4,333	$1,348	$636	$323	$8,494
Charge-offs	(217)	(58)	(41)	(30)	(100)	---	(446)
Recoveries	---	28	---	---	---	---	28
Provision for loan losses	61	8	339	(76)	515	(204)	643
Balance, September 30, 2011	$1,215	$461	$4,631	$1,242	$1,051	$119	$8,719

(1) Segments at September 30, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2011
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

(1) Segments at September 30, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

	Allowance for Loan Losses as of September 30, 2012
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$47	$44	$236	$	---	$	---	$	---	$327
Collectively evaluated for impairment		1,187	1,925	3,493	628		145		400		149	7,927
Total		$1,187	$1,972	$3,537	$864		$145		$400		$149	$8,254

	Allowance for Loan Losses as of December 31, 2011
	Consumer Real Estate(1)		Consumer Non Real Estate(1)		Commercial Real Estate(1)	Commercial & Industrial(1)	Construction, Development & Other Land(1)	Unallocated		Total
Individually evaluated for impairment	$	---	$	---	$1,014	$62	$47	$	---	$1,123
Collectively evaluated for impairment		1,052		401	3,497	973	901		121	6,945
Total		$1,052		$401	$4,511	$1,035	$948		$121	$8,068

(1) Segments at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

	Loans as of September 30, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$3,623	$949	$6,859	$534	$	---	$	---	$	---	$11,965
Collectively evaluated for impairment	46,176	140,464	298,508	35,195		26,589		32,564		---	579,496
Total	$49,799	$141,413	$305,367	$35,729		$26,589		$32,564	$	---	591,461

	Loans as of December 31, 2011
	Consumer Real Estate(1)	Consumer Non Real Estate(1)		Commercial Real Estate(1)	Commercial & Industrial(1)	Construction, Development & Other Land(1)	Unallocated		Total
Individually evaluated for impairment	$238	$	---	$9,067	$139	$3,152	$	---	$12,596
Collectively evaluated for impairment	109,843		29,707	357,507	37,584	41,233		---	575,874
Total	$110,081		$29,707	$366,574	$37,723	$44,385	$	---	$588,470

(1) Segments at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

A summary of ratios for the allowance for loan losses follows.

	Nine Months Ended September 30,		Year Ended December 31,
	2012	2011	2011
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.40%	1.46%	1.37%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.54%	0.26%	0.43%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	September 30,		December 31,
	2012	2011	2011
Nonperforming assets:
Nonaccrual loans	$3,876	$1,263	$1,398
Restructured loans in nonaccrual	2,254	3,081	3,806
Total nonperforming loans	6,130	4,344	5,204
Other real estate owned, net	1,894	1,759	1,489
Total nonperforming assets	$8,024	$6,103	$6,693
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.35%	1.02%	1.13%
Ratio of allowance for loan losses to nonperforming loans(1)	134.65%	200.71%	155.03%

(1)           The Company defines nonperforming loans as nonaccrual loans.  Loans 90 days or more past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	September 30,				December 31,
	2012		2011		2011
Loans past due 90 days or more and still accruing		$114		$339	$481
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.02%		0.06%	0.08%
Accruing restructured loans		$2,021		$5,524	$3,756
Impaired loans:
Impaired loans with no valuation allowance		$11,063		$2,286	$5,505
Impaired loans with a valuation allowance		902		7,754	7,091
Total impaired loans		$11,965		$10,040	$12,596
Valuation allowance		(327)		(1,829)	(1,123)
Impaired loans, net of allowance		$11,638		$8,211	$11,473
Average recorded investment in impaired loans(1)		$13,831		$7,834	$8,734
Interest income recognized on impaired loans, after designation as impaired		$292		$90	$141
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)            Recorded investment includes principal, accrued interest and net deferred fees.

Nonaccrual loans are designated as impaired. No interest income was recognized on nonaccrual loans for the nine months ended September 30, 2012 or September 30, 2011 or for the year ended December 31, 2011, respectively.
Please refer to Note 8 for a detailed analysis of the changes in impaired loans with a valuation allowance.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of September 30, 2012
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction
Construction, residential	$123	$118	$118	$	---	$	---
Construction, other	3,500	3,498	3,498		---		---
Consumer Real Estate
Equity lines	---	---	---		---		---
Residential closed-end first liens	790	793	638		155		47
Residential closed-end junior liens	159	159	159		---		---
Commercial Real Estate
Multifamily real estate	2,034	2,049	1,787		262		44
Commercial real estate, owner occupied	4,825	4,842	4,842		---		---
Commercial real estate, other	---	---	---		---		---
Commercial Non Real Estate
Commercial and Industrial	534	534	44		490		236
Public Sector and IDA
Public sector and IDA	---	---	---		---		---
Consumer Non Real Estate
Credit cards	---	---	---		---		---
Automobile	---	---	---		---		---
Other consumer loans	---	---	---		---		---
Total	$11,965	$11,993	$11,086		$907		$327

(1)           Recorded investment includes the unpaid principal balance and any accrued interest and net deferred fees.

	Impaired Loans as of December 31, 2011(3)
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Closed-end consumer real estate	$237	$237	$237	$	---	$	---
Commercial Real Estate(2)
College housing	366	366	366		---		---
Office and retail	3,500	3,500	---		3,500		57
Hotel	3,319	3,320	2,794		526		16
Medical professionals	66	67	---		67		66
General contractors	703	703	176		527		402
Other commercial real estate	1,113	1,112	425		687		474
Commercial & Industrial(2)
Commercial and Industrial	139	139	---		139		62
Construction, Development and Land(2)
Residential	2,901	2,912	1,256		1,656		46
Commercial	252	252	252		---		---
Total	$12,596	$12,608	$5,506		$7,102		$1,123

(1)           Recorded investment includes the unpaid principal balance and any accrued interest and net deferred fees.
(2)           Only classes with impaired loans are shown.
(3)           Segments and classes at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

The following tables show the average investment and interest income recognized for impaired loans.

	Average Investment and Interest Income for Impaired Loans
	For the Three Months Ended September 30, 2012			For the Nine Months Ended September 30, 2012
	Average Recorded Investment(1)	Interest Income Recognized		Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction
Construction, residential	$1,428	$	---	$1,486	$	---
Construction, other	3,498		58	4,568		184
Consumer Real Estate
Equity lines	6		---	135		2
Residential closed-end first liens	1,038		3	889		7
Residential closed-end junior liens	220		---	245		---
Commercial Real Estate
Multifamily real estate	2,083		16	1,226		24
Commercial real estate, owner occupied	5,401		28	4,656		72
Commercial real estate, other	---		---	---		---
Commercial Non Real Estate
Commercial and Industrial	549		1	587		3
Public Sector and IDA
Public sector and IDA	---		---	---		---
Consumer Non Real Estate
Credit cards	---		---	---		---
Automobile	8		---	5		---
Other consumer	---		---	34		---
Total	$14,231		$106	$13,831		$292

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

An analysis of past due and nonaccrual loans as of September 30, 2012 follows.

	30 – 89 Days Past Due	90 or More Days Past Due	90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$158	$123	$	---	$123
Construction, other	---	89		---	89
Consumer Real Estate
Equity lines	14	54		30	24
Residential closed-end first liens	2,167	593		48	972
Residential closed-end junior liens	99	114		---	198
Commercial Real Estate
Multifamily real estate	701	433		---	1,278
Commercial real estate, owner occupied	1,223	2,706		20	2,953
Commercial real estate, other	---	---		---	---
Commercial Non Real Estate
Commercial and Industrial	435	96		---	490
Public Sector and IDA
Public sector and IDA	---	---		---	---
Consumer Non Real Estate
Credit cards	46	3		3	---
Automobile	283	6		5	3
Other consumer loans	140	8		8	---
Total	$5,266	$4,225		$114	$6,130

An analysis of past due and nonaccrual loans as of December 31, 2011(1) follows.

	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate
Equity lines	$	---	$	---	$	---	$	---
Closed-end consumer real estate		1,735		658		346		313
Consumer construction		---		---		---		---
Consumer Non Real Estate
Credit cards		26		8		8		---
Consumer general		270		38		38		---
Consumer overdraft		---		---		---		---
Commercial Real Estate
College housing		452		250		---		250
Office/retail		---		---		---		---
Nursing homes		---		---		---		---
Hotels		616		526		---		1,397
Municipalities		---		---		---		---
Medical professionals		---		---		---		---
Religious organizations		---		---		---		---
Convenience stores		---		---		---		---
Entertainment and sports		---		---		---		---
Nonprofits		---		---		---		---
Restaurants		---		---		---		---
General contractors		103		---		---		703
Other commercial real estate		815		488		63		1,112
Commercial and Industrial
Commercial and Industrial		31		26		26		139
Construction, Development and Land
Residential		---		1,290		---		1,290
Commercial		252		---		---		---
Total		$4,300		$3,284		$481		$5,204

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
Determination of risk grades was completed for the portfolio as of September 30, 2012 and 2011 and December 31, 2011.

The following displays collectively-evaluated loans by credit quality indicator.

September 30, 2012
	Pass	Special Mention		Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$15,284	$	---	$	---
Construction, other	27,842		2,961		89
Consumer Real Estate
Equity lines	18,265		98		72
Closed-end first liens	112,188		702		2,096
Closed-end junior liens	6,778		124		140
Commercial Real Estate
Multifamily residential real estate	32,342		3,533		262
Commercial real estate owner-occupied	165,685		986		1,087
Commercial real estate other	91,482		3,132		---
Commercial Non Real Estate
Commercial and Industrial	34,721		13		461
Public Sector and IDA
States and political subdivisions	26,589		---		---
Consumer Non Real Estate
Credit cards	6,501		---		---
Automobile	12,913		81		51
Other consumer	12,908		66		44
Total	$563,498		$11,696		$4,302

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2011(1)
	Pass	Special Mention		Classified (Excluding Impaired)
Consumer Real Estate
Equity lines	$17,971	$	---	$14
Closed-end consumer real estate	87,882		595	1,332
Consumer construction	2,050		---	---
Consumer Non Real Estate
Credit cards	6,594		---	1
Consumer general	22,679		42	105
Consumer overdraft	285		---	1
Commercial Real Estate
College housing	88,157		452	215
Office/retail	73,106		420	267
Nursing homes	16,173		---	---
Hotel	24,498		---	616
Municipalities	19,230		---	---
Medical professionals	18,577		---	---
Religious organizations	15,852		---	---
Convenience stores	10,519		---	---
Entertainment and sports	7,346		---	---
Nonprofit	3,265		3,170	---
Restaurants	6,138		---	387
General contractors	4,550		109	247
Other commercial real estate	63,422		---	790
Commercial and Industrial
Commercial and Industrial	37,252		196	137
Construction, Development and Land
Residential	15,732		---	---
Commercial	22,409		2,961	130
Total	$563,687		$7,945	$4,242

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

Troubled Debt Restructurings

The Company modified loans in troubled debt restructurings during the periods ended September 30, 2012 and September 30, 2011. The following tables present restructurings by class that occurred during the periods.

Note: Only classes with restructured loans are presented.

	Restructurings That Occurred During the Three Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Consumer Real Estate
Residential closed-end first liens	1	$38	$38
Commercial Real Estate
Commercial real estate, owner occupied	1	193	193
Total	2	$231	$231

	Restructurings That Occurred During the Three Months Ended September 30, 2011(1)
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Construction, Development and Land
Residential	1	$2,400	$2,300
Commercial Real Estate
General contractors	2	128	128
Other commercial real estate	1	392	392
Total	4	$2,920	$2,820

(1) Segments at September 30, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

	Restructurings That Occurred During the Nine Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Consumer Real Estate
Residential closed-end first liens	5	$383	$402
Residential closed-end junior liens	1	143	147
Commercial Real Estate
Commercial real estate, owner occupied	3	890	895
Commercial Non Real Estate
Commercial and Industrial	1	400	400
Total	10	$1,816	$1,844

	Restructurings That Occurred During the Nine Months Ended September 30, 2011(1)
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Consumer Real Estate
Closed-end consumer real estate	1	$75	$75
Commercial and Industrial	1	50	50
Construction, Development and Land
Residential	2	2,634	2,534
Commercial Real Estate
College housing	2	422	332
Medical professionals	3	73	73
General contractors	2	128	128
Other commercial real estate	3	696	688
Total	14	$4,078	$3,880

(1) Segments at September 30, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

Troubled debt restructurings totaled $4,275, with specific allocations of $284 as of September 30, 2012. At September 30, 2011, total restructured loans amounted to $8,605 with specific allocations of $1,372.

Loans modified in troubled debt restructurings during the three months ended September 30, 2012 received non-financial underwriting exceptions that reduced payments by changing maturities or amortization structures. The troubled debt restructurings for the nine months ended September 30, 2012 included partial charge offs of $109 for two consumer real estate loans; providing payment relief primarily by extending maturity dates or changing amortization structures without reducing interest rates or amounts owed; and adding a co-borrower to one consumer real estate loan. Restructured loans are designated impaired and measured for impairment. Collateral dependent restructured loans are measured using the fair value of collateral. Non-collateral dependent restructured loans are measured using the present value of cash flows. The impairment measurement resulted in no specific allocations for loans modified during the three months ended September 30, 2012 and $220 for loans modified during the nine months ended September 30, 2012.

The following table presents restructured loans that were modified between the dates of October 1, 2011 and September 30, 2012 and that experienced payment default during the three and nine month periods ended September 30, 2012. The company defines default as one or more payments that occur more than 90 days past the due date, or charge-offs after the date of restructuring.

	Restructured Loans That Were Modified Between October 1, 2011 and September 30, 2012 and Defaulted During the
	3 Month Period Ended September 30, 2012		9 Month Period Ended September 30, 2012
	Number of Contracts	Principal Balance	Number of Contracts	Principal Balance
Consumer Real Estate
Residential closed-end first liens	1	$96	1	$96
Residential closed-end junior liens	1	84	1	84
Commercial Real Estate
Commercial real estate owner-occupied	2	861	2	861
Total	4	$1,041	4	$1,041

	Restructured Loans That Were Modified Between October 1, 2010 and September 30, 2011 and Defaulted During the
	3 Month Period Ended September 30, 2011			9 Month Period Ended September 30, 2011
	Number of Contracts	Principal Balance		Number of Contracts	Principal Balance
Construction, Development and Land
Residential	---	$	---	1	$234
Commercial Real Estate
College housing	---		---	1	255
General Contractors	2		128	2	131
Other commercial real estate	1		392	3	700
Total	3		$520	7	$1,320

Of the restructured loans that experienced a payment delay of 90 days or more during the period, all are secured by real estate. The impairment measurement is based upon the fair value of the underlying collateral and as such, was not significantly affected by the payment default. All of the above loans are in nonaccrual status.

Note 5: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type as of September 30, 2012 are as follows.

	September 30, 2012
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for Sale:
U.S. Treasury	$2,006	$86	$	---	$2,092
U.S. Government agencies	126,960	1,343		684	127,619
Mortgage-backed securities	4,842	455		---	5,297
States and political subdivisions	38,253	2,006		3	40,256
Corporate	18,215	494		21	18,688
Federal Home Loan Bank stock	1,596	---		---	1,596
Federal Reserve Bank stock	92	---		---	92
Other securities	2,574	36		171	2,439
Total	$194,538	$4,420		$879	$198,079

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type as of September 30, 2012 are as follows.
	September 30, 2012
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies	$12,992	$568	$25	$13,535
Mortgage-backed securities	736	87	---	823
States and political subdivisions	147,348	9,962	168	157,142
Corporate	652	11	---	663
Total	$161,728	$10,628	$193	$172,163

Information pertaining to securities with gross unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	September 30, 2012
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$41,282	$709	$	---	$	---
States and political subdivisions	10,814	168		536		3
Corporate debt securities	---	---		1,979		21
Other	---	---		133		171
Total temporarily Impaired Securities	$52,096	$877		$2,648		$195

	December 31, 2011
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$6,230	$20	$	---	$	---
States and political subdivisions	3,527	19		981		26
Corporate debt securities	4,916	97		---		---
Other	---	---		142		162
Total Temporarily Impaired Securities	$14,673	$136		$1,123		$188

The Company had 62 securities with a fair value of $54,744 which were temporarily impaired at September 30, 2012.  The total unrealized loss on these securities was $1,072. Of the temporarily impaired total, five securities with a fair value of $2,648 and an unrealized loss of $196 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at September 30, 2012 for the reasons set out below.
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
As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2012, management did not consider there to be any impairment.
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
In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.”  The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets.  The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Company does not expect the adoption of ASU 2012-06 to have a material impact on its consolidated financial statements.

Note 7: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Nine Months Ended September 30,
	2012	2011
Service cost	$351	$327
Interest cost	555	528
Expected return on plan assets	(807)	(609)
Amortization of prior service cost	(75)	(75)
Recognized net actuarial loss	381	219
Net Periodic Benefit Cost	$405	$390

2012 Plan Year Employer Contribution

Without considering the prefunding balance, NBI’s minimum required contribution to the National Bankshares, Inc. Retirement Income Plan (the “Plan”) is $733. Considering the prefunding balance, the 2012 minimum required contribution is $0. The Company elected to contribute $549 to the Plan during the nine months ended September 30, 2012.

Note 8: Fair Value Measurements

The Company records fair value adjustments to certain assets and liabilities and determines fair value disclosures utilizing a definition of fair value of assets and liabilities that states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Additional considerations come into play in determining the fair value of assets in markets that are not active.
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
The following describes the valuation techniques used by the Company to measure certain assets and liabilities recorded at fair value on a recurring basis in the financial statements.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at September 30, 2012 Using
Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,092	$	---	$2,092	$	---
U.S. Government agencies and corporations	127,619		---	127,619		---
States and political subdivisions	40,256		---	40,256		---
Mortgage-backed securities	5,297		---	5,297		---
Corporate debt securities	18,688		---	18,688		---
Other securities	2,439		---	2,439		---
Total Securities Available for Sale	$196,391	$	---	$196,391	$	---

		Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,150	$	---	$2,150	$	---
U.S. Government agencies and corporations	96,003		---	96,003		---
States and political subdivisions	49,122		---	49,122		---
Mortgage-backed securities	7,725		---	7,725		---
Corporate debt securities	16,077		---	16,077		---
Other securities	2,175		---	2,175		---
Total Securities Available for Sale	$173,252	$	---	$173,252	$	---

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2012 or December 31, 2011. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at September 30, 2012 and at December 31, 2011.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2012	Impaired loans net of valuation allowance	$575	$	---	$	---	$575
December 31, 2011	Impaired loans net of valuation allowance	5,968		---		---	5,968

The following table summarizes the activity in Company’s impaired loans that were valued using Level 3 inputs for the nine months ended September 30, 2012.

	Principal Balance, December 31, 2011	Additions	Deletions due to Foreclosure	Change in Balance (1)	Impaired Loans Removed from Level 3 (2)	Principal Balance, September 30, 2012
Impaired loans
Principal balance	$7,091	$1,846	$(2,222)	$(555)	$(5,258)	$902
Impairment allocation	(1,123)	(272)	449	163	456	(327)
Net impaired loans	$5,968	$1,574	$(1,773)	$(392)	$(4,802)	$575

(1) The reported amounts represent changes in the balance due to principal payments by borrowers.
(2) The reported amount represents loans that were valued using Level 3 inputs as of December 31, 2011 that no longer have impairment allocations based on Level 3 valuation, or for which Level 3 impairment allocations were reduced due to an updated valuation analysis.

Impaired loans are measured quarterly for impairment. The Company employs the most applicable valuation method for each loan based on current information at the time of valuation. The valuation procedures for the first nine months of 2012 resulted in changes to valuation method from collateral-based to the present value of cash flows for certain loans, and  resulted in reduced allocations for certain loans. The impaired loans removed from Level 3 as well as the change in balance for impairment allocation summarized above reflect the change in valuation method and allocation for these loans.
Certain loans were removed from impaired Level 3 due to foreclosure. One foreclosure resulted in an increase to the Company’s other real estate owned. The remaining foreclosures were either unsecured, or secured by properties that were purchased by third parties at auction.

The following table presents information about Level 3 Fair Value Measurements for September 30, 2012.

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Discounted appraised value	Selling cost	0% - 10.00% (10.00%)
Impaired loans	Discounted appraised value	Discount for lack of marketability and age of appraisal	0% - 40.00% (29.67%)
Impaired loans	Present value of cash flows	Discount rate	6.00%(1)

(1) Of the Company’s impaired loans with specific allocations based on Level 3 inputs, only one loan was valued using present value of cash flows.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis at September 30, 2012 and at December 31, 2011.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2012	Other real estate owned net of valuation allowance	$1,894	$	---	$	---	$1,894
December 31, 2011	Other real estate owned net of valuation allowance	1,489		---		---	1,489

The following table summarizes the activity in the Company’s other real estate owned that were valued using Level 3 inputs for the nine months ended September 30, 2012.

	Carrying Value, December 31, 2011	Additions	Sale of Property	Change in Valuation Allowance	Carrying Value, September 30, 2012
Other real estate owned	$1,489	$1,608	$(1,144)	$(59)	$1,894

The following table presents information about Level 3 Fair Value Measurements for September 30, 2012.

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned	Discounted appraised value	Selling cost	0.00%(1) - 6.25% (6.06%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00% - 29.72% (7.12%)

(1)           The Company markets other real estate owned both independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

Cash and Due from Banks and Interest-Bearing Deposits

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
Impaired loans are individually evaluated for fair value. Fair value for the Company’s impaired loans at September 30, 2012 is estimated by using either discounted cash flows or the appraised value of collateral. Any amount of principal balance that exceeds fair value is accrued in the allowance for loan losses. Assumptions regarding credit risk, cash flows and discount rates are determined within management’s judgment, using available market information and specific borrower information. Discount rates for cash flow analysis are based on the loan’s interest rate, and cash flows are estimated based upon the loan’s historical payment performance and the borrower’s current financial condition. Appraisals may be discounted for age, reasonableness, and selling costs.

Deposits

The fair value of demand and savings deposits is the amount payable on demand. The fair value of fixed maturity term deposits and certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Bank-Owned Life Insurance

Bank owned life insurance represents insurance policies on officers of the Company.  The cash values of the policies are estimates using information provided by insurance carriers.  These policies are carried at their cash surrender value, which approximates the fair value.

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at September 30, 2012 and December 31, 2011, and, as such, the related fair values have not been estimated.

The estimated fair values and related carrying amounts of the Company’s financial instruments follow.

	September 30, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$12,445		$12,445	$	---	$	---	$12,445
Interest-bearing deposits	67,394		67,394		---		---	67,394
Securities	358,119		---		368,554		---	370,242
Mortgage loans held for sale	3,015		---		3,015		---	3,015
Loans, net	583,207		---		574,455		575	575,030
Accrued interest receivable	6,291		---		6,291		---	6,291
BOLI	20,346		---		20,346		---	20,346
Financial Liabilities:
Deposits	$924,383	$	---		$922,017	$	---	$922,017
Accrued interest payable	178		---		178		---	178

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$11,897	$11,897
Interest-bearing deposits	98,355	98,355
Securities	318,913	326,347
Mortgage loans held for sale	2,623	2,623
Loans, net	580,402	572,357
Accrued interest receivable	6,304	6,304
Bank-owned life insurance	19,812	19,812
Financial Liabilities:
Deposits	$919,333	$913,882
Accrued interest payable	206	206

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
The appraisal or evaluation value for a collateral-dependent loan for which recovery is expected solely from the sale of collateral is reduced by estimated selling costs. Estimated losses on collateral-dependent loans, as well as any other impairment loss considered uncollectible, are charged against the allowance for loan losses. For loans that are not collateral dependent, the impairment loss is accrued in the allowance. Impaired loans with partial charge-offs are maintained as impaired until the remaining balance is satisfied. Smaller homogeneous impaired loans that are not troubled debt restructurings or part of a larger impaired relationship are collectively evaluated.
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

Collectively-evaluated loans
Non-impaired loans and smaller homogeneous impaired loans that are not troubled debt restructurings and not part of a larger impaired relationship are grouped by portfolio segments that are made up of smaller loan classes. Loans within a segment or class have similar risk characteristics. Probable loss is determined by applying historical net charge-off rates as well as additional percentages for trends and current levels of quantitative and qualitative factors. Loss rates are calculated for and applied to individual classes and encompass losses for the current year and the previous year. Qualitative factors represented by delinquency rates, loan quality and concentrations are evaluated on a class level, with allocations based on the evaluation of trends and levels. Economic factors such as unemployment rates, bankruptcy rates and others are evaluated, with standard allocations applied consistently to relevant classes.
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

The estimate of the allowance for September 30, 2012 considered market and portfolio conditions during the first nine months of 2012 as well as the elevated levels of delinquencies and net charge-offs in 2011. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 4 to the financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Performance Summary

The following table presents NBI’s key performance ratios for the nine months ended September 30, 2012 and the year ended December 31, 2011. The measures for September 30, 2012 are annualized, except for basic earnings per share and fully diluted earnings per share.

	September 30, 2012	December 31, 2011
Return on average assets	1.62%	1.71%
Return on average equity	12.14%	12.89%
Basic earnings per share	$1.88	$2.54
Fully diluted earnings per share	$1.88	$2.54
Net interest margin (1)	4.40%	4.59%
Noninterest margin (2)	1.37%	1.45%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined slightly for the nine months ended September 30, 2012 as compared to the year ended December 31, 2011, due primarily to growth in average assets.  The annualized return on average equity declined 75 basis points for the same period, due to growth in average equity.  Average equity tends to build in the months preceding the payment of dividends which have historically been paid semi-annually.
The annualized net interest margin was 4.40% at the end of the third quarter of 2012, down 19 basis points from the 4.59% reported for the year ended December 31, 2011. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.
The annualized noninterest margin decreased 8 basis points from the year ended December 31, 2011 primarily because of a decrease in noninterest expense. Please refer to the discussion under noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	September 30, 2012	December 31, 2011	Percent Change
Interest-bearing deposits	$67,394	$98,355	(31.48)%
Securities	359,807	318,913	12.82%
Loans, net	583,207	580,402	0.48%
Deposits	924,383	919,333	0.55%
Total assets	1,080,972	1,067,102	1.30%

Total securities grew by 12.82% from December 31, 2011, while loans increased slightly.  The increases were funded primarily by a decrease in interest-bearing deposits as well as, in smaller measure, by an increase in customer deposits.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table.

	September 30, 2012	September 30, 2011	December 31, 2011
Nonperforming loans	$6,130	$4,344	$5,204
Accruing restructured loans	2,021	5,524	3,756
Loans past due 90 days or more, and still accruing	114	339	481
Other real estate owned	1,894	1,759	1,489
Allowance for loan losses to loans	1.40%	1.46%	1.37%
Net charge-off ratio	0.54%	0.26%	0.43%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.35%	1.02%	1.13%
Ratio of allowance for loan losses to nonperforming loans	134.65%	200.71%	155.03%

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses. The recent economic recession and slow recovery have contributed to levels of some asset quality measures that are higher than normal for the Company. Nonperforming loans, net charge-offs and other real estate owned increased while accruing restructured loans and accruing loans past due 90 days or more improved when compared to both September 30, 2011 and December 31, 2011.
The Company’s risk analysis determined an allowance for loan losses of $8,254 at September 30, 2012, an increase from $8,068 at December 31, 2011. The provision for the nine months ended September 30, 2012 was $2,554, an increase of $358 from $2,196 for the same period in 2011. The ratio of the allowance for loan losses to loans increased slightly from December 31, 2011, but decreased slightly from the level at September 30, 2011. The increase in the net charge-off ratio and in nonperforming loans contributed to the increase in the allowance for loan losses from December 31, 2011. The Company continues to monitor risk levels within the loan portfolio.
Other real estate owned increased $405 from December 31, 2011 and $135 from September 30, 2011, due to foreclosures. As of September 30, 2012, total properties approximating $470 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

Net Interest Income

The net interest income analysis for the nine months ended September 30, 2012 and 2011 follows:

	September 30, 2012			September 30, 2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)	$588,844	$26,820	6.08%	$588,710	$27,594	6.27%
Taxable securities	163,070	4,991	4.09%	157,759	5,115	4.33%
Nontaxable securities (1)(4)	164,432	7,431	6.04%	163,366	7,602	6.22%
Interest-bearing deposits	96,410	187	0.26%	56,998	104	0.24%
Total interest-earning assets	$1,012,756	$39,429	5.20%	$966,833	$40,415	5.59%
Interest-bearing liabilities:
Interest-bearing demand deposits	$415,839	$3,144	1.01%	$375,536	$3,081	1.10%
Savings deposits	64,323	28	0.06%	57,816	34	0.08%
Time deposits	302,887	2,899	1.28%	315,980	3,892	1.65%
Total interest-bearing liabilities	$783,049	$6,071	1.04%	$749,332	$7,007	1.25%
Net interest income and interest rate spread		$33,358	4.16%		$33,408	4.34%
Net yield on average interest-earning assets			4.40%			4.62%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the two nine-month periods presented.
(2)	Included in interest income are loan fees of $642 and $560 for the nine months ended September 30, 2012 and 2011, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Daily averages are shown at amortized cost.

The net interest margin for the nine months ended September 30, 2012 decreased 22 basis points from the nine months ended September 30, 2011. The decrease in net interest margin was driven by a decline in the yield on earning assets of 39 basis points offset by a decline in the cost of interest-bearing liabilities of 21 basis points. Both loans and securities experienced a decline in yields.  The 19 basis point decline in the yield on loans stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition.  The yield on taxable securities was 24 basis points lower for the nine months ended September 30, 2012, when compared with the same period in 2011, while the yield on nontaxable securities declined 18 basis points over the same period.  The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments.  The decline in the cost of interest-bearing liabilities came primarily from a 37 basis point reduction in the cost of time deposits when the nine-month periods ended September 30, 2012 and September 30, 2011 are compared.
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

Provision and Allowance for Loan Losses

The provision for loan losses for the nine month period ended September 30, 2012 was $2,554, compared with $2,196 for the nine months of 2011. The ratio of the allowance for loan losses to total loans at the end of the third quarter of 2012 was 1.40%, which compares to 1.37% at December 31, 2011. The net charge-off ratio was 0.54% at September 30, 2012 and 0.43% at December 31, 2011. See “Asset Quality” for additional information.

Noninterest Income

	Nine Months Ended
	September 30, 2012	September 30, 2011	Percent Change
Service charges on deposits	$1,956	$1,952	0.20%
Other service charges and fees	130	174	(25.29)%
Credit card fees	2,441	2,365	3.21%
Trust fees	1,037	817	26.93%
BOLI income	605	559	8.23%
Other income	341	293	16.38%
Realized securities gains (losses)	33	(7)	571.43%

Service charges on deposit accounts for the nine months ended September 30, 2012 remained at a similar level as the same period in 2011.
Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Income for the nine months ended September 30, 2012 decreased $44 from the same period in 2011, due to minor and routine fluctuations.
Credit card fees for the nine months of 2012 increased $76, or 3.21%, when compared with the same period last year. The increase was due to a higher volume of merchant transactions and credit card fees. Management anticipates that this category of noninterest income may be negatively affected by provisions included in the Dodd-Frank Wall Street Reform and Consumer Protection Act. As directed by the legislation the Federal Reserve has adopted rules to control the level of debit card interchange fees. Financial institutions with less than $10 billion in assets are exempt, however competitive forces may affect the Company’s pricing structure. It is not yet known the extent to which these rules may impact the level of credit card fees or when that impact will occur.
Income from trust fees increased 26.93% or $220 from the $817 earned in the same period of 2011. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions. Estate fees contributed approximately $148 to this increase.
BOLI income increased $46 from September 30, 2011 to September 30, 2012.  The increase in income stems from a purchase of $1,900 in BOLI assets in the fourth quarter of 2011.
Other income includes net gains from the sales of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the nine months ended September 30, 2012 increased 16.38%, when compared with the nine months ended September 30, 2011. These areas fluctuate with market conditions and because of competitive factors.
Net realized securities gains for the nine months ended September 30, 2012 were $33, as compared with net losses of $7 for the same period in 2011. Net realized securities gains and losses are market driven and have resulted from calls of securities.

Noninterest Expense

	Nine Months Ended
	September 30, 2012	September 30, 2011	Percent Change
Salaries and employee benefits	$9,014	$8,561	5.29%
Occupancy, furniture and fixtures	1,181	1,207	(2.15)%
Data processing and ATM	1,206	1,289	(6.44)%
FDIC assessment	343	1,049	(67.30)%
Credit card processing	1,817	1,871	(2.89)%
Intangibles amortization	812	813	(0.12)%
Net costs of other real estate owned	209	281	(25.62)%
Franchise taxes	646	619	4.36%
Other operating expenses	2,302	2,306	(0.17)%

Total noninterest expense declined $466 or 2.59% when the nine months ended September 30, 2012 are compared to the same period of 2011.  The most significant contributing factor was the decrease in FDIC assessment expense, which fell $706 from the first nine months of 2011.  Prior to the third quarter of 2011, the FDIC assessment was based on the level of deposits. The FDIC implemented a new formula that uses assets as the assessment base.  The new formula resulted in decreased expense for the Company.
Salary and benefits expense was $9,014 for the nine months ended September 30, 2012, an increase of 5.29% from $8,561 for the nine months ended September 30, 2011. No material items affected the increase.
Occupancy, furniture and fixtures expense declined 2.15%, from $1,207 for the nine months ended September 30, 2011 to $1,181 as of September 30, 2012. The decline is a result of general cost control measures with no significant decreases in any one factor.
Data processing and ATM expense for the nine months ended September 30, 2012 decreased $83 from the nine months ended September 30, 2011. The nine months of 2011 contained higher data processing expense associated with increased costs for communications because of infrastructure upgrades.
Credit card processing expense declined by 2.89% from the total for the nine months ended September 30, 2011. This expense is driven by volume and other factors and is subject to a degree of variability.
The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, with a small decrease in expense between the nine month periods ended September 30, 2012 and September 30, 2011.
Net costs of other real estate owned decreased $72 or 25.62% from the nine months ended September 30, 2011 to $209 for the nine months ended September 30, 2012. This expense category includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market.
Bank franchise taxes increased 4.36%, from $619 at September 30, 2011 to $646 for the nine months ended September 30, 2012.  Bank franchise taxes are calculated based on equity.
The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage and charitable donations. Other operating expenses for the nine months ended September 30, 2012 remained at a similar level as the same period in 2011.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2012	December 31, 2011	Percent Change
Interest-bearing deposits	$96,410	$64,977	48.38%
Securities available for sale	188,885	186,296	1.39%
Securities held to maturity	142,860	134,612	6.13%
Loans, net	578,993	580,037	(0.18)%
Total assets	1,073,887	1,031,899	4.07%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$140,690	$135,880	3.54%
Interest-bearing demand deposits	415,839	378,971	9.73%
Savings deposits	64,323	58,273	10.38%
Time deposits	302,887	314,920	(3.82)%
Stockholders’ equity	143,685	136,794	5.04%

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

Loans

	September 30, 2012	December 31, 2011	Percent Change
Real estate construction loans	$49,799	$48,528	2.62%
Consumer real estate loans	141,413	149,750	(5.57)%
Commercial real estate loans	305,367	303,192	0.72%
Commercial non real estate loans	35,729	38,849	(8.03)%
Public sector and IDA	26,589	15,407	72.58%
Consumer non real estate	32,564	32,744	(0.55)%
Loans, net of unearned income	$591,461	$588,470	0.51%

The Company’s loans net of unearned income increased by $2,991 or 0.51%, from $588,470 at December 31, 2011 to $591,461 at September 30, 2012. Growth in real estate construction, commercial real estate and public sector loans was offset by small declines in other categories.  Real estate construction loans grew by $1,271 and public sector loans grew by $11,182 from December 31, 2011 to September 30, 2012.
The 0.55% decline in consumer non real estate loans continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers.
Commercial real estate loans remained at similar levels as those at December 31, 2011 while consumer real estate loans declined $8,337 or 5.57%. The declines are due to market, economic and competitive forces and are not the result of changes in lending policies.
The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products, reverse mortgages or loans with initial teaser rates.

Deposits

	September 30, 2012	December 31, 2011	Percent Change
Noninterest-bearing demand deposits	$147,346	$142,163	3.65%
Interest-bearing demand deposits	418,482	404,801	3.38%
Saving deposits	66,576	61,298	8.61%
Time deposits	291,979	311,071	(6.14)%
Total deposits	$924,383	$919,333	0.55%

Total deposits increased $5,050, or 0.55% from $919,333 at December 31, 2011 to $924,383 at September 30, 2012. Increases in all deposit categories other than time deposits totaled $24,142, or 3.97%. These increases were offset by a decline in time deposits of $19,092, or 6.14%, when September 30, 2012 is compared with December 31, 2011. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers are unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At September 30, 2012, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.
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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At September 30, 2012, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.
The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At September, 2012, the Company’s liquidity is sufficient to meet projected trends in these areas.
To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At September 30, 2012, the analysis indicated adequate liquidity under the tested scenarios.
The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At September 30, 2012, the loan to deposit ratio was 63.98%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at September 30, 2012 was $150,398, an increase of $9,099, or 6.44%, from the $141,299 at December 31, 2011. The Tier I and Tier II risk-based capital ratios at September 30, 2012 were 20.80% and 22.01%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

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
The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default.   Mortgages must meet strict underwriting and documentation requirements for the sale to be completed.  The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of September 30, 2012.  To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.
There were no material changes in off-balance sheet arrangements during the nine months ended September 30, 2012, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at September 30, 2012. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the nine months of 2012 and have not changed materially from those which were disclosed in the Company’s 2011 Form 10-K.

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

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2012 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Subsequent Events
From September 30, 2012, the balance sheet date of this Form 10-Q, through the date of filing the Form 10-Q with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provide evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Item 6.  Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: November 7, 2012	/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2012	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the nine months ended September 30, 2012, and 2011; (ii) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to Financial Statements

*       Indicates a management contract or compensatory plan.

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

Date: November 7, 2012

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

Date: November 7, 2012

/s/David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended September 30, 2012, I, James G. Rakes, Chairman, President and Chief Executive Officer (Principal Executive Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended September 30, 2012, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended September 30, 2012, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer) November 7, 2012

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended September 30, 2012, I, David K. Skeens, Treasurer and Chief Financial Officer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Form 10-Q for the quarter ended September 30, 2012, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       the information contained in such Form 10-Q for the quarter ended September 30, 2012, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) November 7, 2012