Form 10-K
period 2012-12-31
NATIONAL BANKSHARES INC
filed 2013-03-08
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2012
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
Large accelerated filer [  ]         Accelerated filer [x]         Non-accelerated filer [  ]         Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]     No [x]

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by Directors, Executive Officers and Corporate Governance) on June 30, 2012 (the last business day of the most recently completed second fiscal quarter) was approximately $200,195,893. As of February 20, 2013, the registrant had 6,947,974 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. 2012 Annual Report to Stockholders	Part II
National Bankshares, Inc. Proxy Statement for the 2013 Annual Meeting of Stockholders	Part III

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
NBB is community-oriented, and it offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments from its headquarters in Blacksburg, Virginia and its twenty-four branch offices throughout southwest Virginia. NBB has telephone and internet banking and it operates twenty-three automated teller machines in its service area. Lending is focused at small and mid-sized businesses and at individuals. Loan types include commercial, agricultural, real estate, home equity and consumer. Merchant credit card services and business and consumer debit and credit cards are available. Deposit accounts offered include demand deposit accounts, money market deposit accounts, savings accounts and certificates of deposit. NBB offers other miscellaneous services normally provided by commercial banks, such as letters of credit, night depository, safe deposit boxes, travelers checks, utility payment services and automatic funds transfer. NBB conducts a general trust business that has wealth management, and trust and estate services for individual and business customers.
At December 31, 2012, NBB had total assets of $1,101,345 and total deposits of $946,939. NBB’s net income for 2012 was $18,025, which produced a return on average assets of 1.67% and a return on average equity of 12.42%. Refer to Note 12 of the Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

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

Operating Revenue

The percentage of total operating revenue attributable to each class of similar service that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2012, 2011 and 2010 is set out in the following table.

Period	Class of Service	Percentage of Total Revenues
December 31, 2012	Interest and Fees on Loans	61.58%
	Interest on Investments	22.78%
December 31, 2011	Interest and Fees on Loans	62.57%
	Interest on Investments	22.75%
December 31, 2010	Interest and Fees on Loans	64.22%
	Interest on Investments	21.03%

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
In addition to education, the market area has a diverse economic base, with manufacturing, agriculture, tourism, healthcare, retail and service industries all represented. Large manufacturing facilities in the region include Celanese Acetate, the largest employer in Giles County, and Volvo Heavy Trucks, the largest company in Pulaski County. Both of these firms have experienced cycles of hiring and layoffs within the past several years. Pulaski and Galax have in the past been centers for furniture manufacturing. However, this industry has been declining because of growing furniture imports and the loss of demand. Several furniture companies have gone out of business in the recent past. Tazewell County is largely dependent on the coal mining industry and on agriculture for its economic base. Coal production is a cyclical industry that was negatively affected by the economic decline. Montgomery County, Bluefield in Tazewell County and Abingdon in Washington County are regional retail centers and have facilities to provide basic health care for the region.
NBI’s market area offers the advantages of a good quality of life, scenic beauty, moderate climate and historical and cultural attractions. The region has some recent success attracting retirees, particularly from the Northeast and urban northern Virginia.
Because NBI’s market area is economically diverse and includes large public employers, it has historically avoided the most extreme effects of past economic downturns. However, because the current national and state economic problems have been severe and prolonged, most of the Company’s market area is experiencing higher levels of unemployment and very slow economic growth. For the Company, the result is a higher number of loan defaults than its historical average and a lower loan demand.

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
At December 31, 2012, NBI employed 19 full time employees, NBB had 192 full time equivalent employees and NBFS had 3 full time employees.

Regulation, Supervision and Government Policy

NBI and NBB are subject to state and federal banking laws and regulations that provide for general regulatory oversight of all aspects of their operations. As a result of substantial regulatory burdens on banking, financial institutions like NBI and NBB are at a disadvantage to other competitors who are not as highly regulated, and NBI and NBB’s costs of doing business are accordingly higher. Legislative efforts to prevent a repeat of the 2008 financial crisis culminated in the Dodd-Frank Wall Street Reform Act of 2010. This legislation, together with existing and planned regulations, has dramatically increased the regulatory burden on commercial banks. The burden falls disproportionately on community banks like NBB, which must devote a higher proportion of their human and other resources to compliance than do their larger competitors. The financial crisis has also heightened the examination focus by banking regulators, particularly on real estate related assets and commercial loans. In the current environment, the potential for additional laws and regulations that will impact the Company, as well as heightened examination standards with regard to asset quality, cannot be ruled out. The following is a brief summary of certain laws, rules and regulations that affect NBI and NBB.

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

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLBA”) permits significant combinations among different sectors of the financial services industry, allows for expansion of financial service activities by bank holding companies and offers financial privacy protections to consumers. GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. GLBA permits affiliations between banks and securities firms in the same holding company structure, and it permits financial holding companies to directly engage in a broad range of securities and merchant banking activities.

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

Capital and Related Requirements. The Federal Reserve has adopted risk-based capital guidelines that are applicable to NBI. The guidelines provide that the Company must maintain a minimum ratio of 8% of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). At least half of total capital must be comprised of Tier 1 capital, for a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition, the Federal Reserve has established minimum leverage ratio guidelines of 4% for banks that meet certain specified criteria. The leverage ratio is the ratio of Tier 1 capital to total average assets, less intangibles. NBI is expected to be a source of capital strength for its subsidiary bank, and regulators can undertake a number of enforcement actions against NBI if its subsidiary bank becomes undercapitalized. NBI’s bank subsidiary is well capitalized and fully in compliance with capital guidelines.
  Bank regulators are actively reviewing capital stress testing and liquidity requirements for banking organizations beyond current levels. Implementation of the so-called BASEL III accord has been delayed. NBI is unable to predict when the BASEL III requirements will be implemented or the extent to which they may be applied to community banking organizations like NBI.

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
The Dodd-Frank Act contains provisions designed to reform mortgage lending, which includes the requirement of additional disclosures for consumer mortgages. The CFPB has begun implementing mortgage lending regulations to carry out its mandate. In addition, the Federal Reserve issued new rules, effective October 1, 2011, which had the effect of limiting the fees charged to merchants by credit card companies for debit card transactions. The Dodd-Frank Act also contains provisions that affect corporate governance and executive compensation.
Although the Dodd-Frank Act provisions themselves are extensive, the ultimate impact on the Company of this massive legislation is unknown. The Act provides that several federal agencies, including the Federal Reserve, the CFPB and the Securities and Exchange Commission, shall issue regulations implementing major portions of the legislation, and this process is ongoing.

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

Consumer Laws and Regulations. There are a number of laws and regulations that regulate banks’ consumer loan and deposit transactions. Among these are the Truth in Lending Act, the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act and the Fair Debt Collections Practices Act. NBB is required to comply with these laws and regulations in its dealings with customers. In addition, the CFPB has begun adopting rules regulating consumer mortgage lending pursuant to the Dodd-Frank Act. There are numerous disclosure and other compliance requirements associated with the consumer laws and regulations.

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
FDIC announced its Transaction Account Guarantee Program (“TAG”) on October 14, 2008. The TAG, which was a part of the Temporary Liquidity Guarantee Program, provided unlimited coverage for noninterest bearing deposit accounts for FDIC-insured institutions that elected to participate. NBB elected to participate in this program, and its DIF assessments increased to reflect the additional FDIC coverage. The TAG expired on December 31, 2012. The expiration of TAG is likely to cause an outflow of deposits from banks to money market funds.
After giving primary regulators an opportunity to first take action, FDIC may initiate an enforcement action against any depository institution it determines is engaging in unsafe or unsound actions or which is in an unsound condition, and the FDIC may terminate that institution’s deposit insurance. NBB has no knowledge of any matter that would threaten its FDIC insurance coverage.

Capital Requirements. The same capital requirements that are discussed above with relation to NBI are applied to NBB by the OCC. The OCC guidelines provide that banks experiencing internal growth or making acquisitions are expected to maintain strong capital positions well above minimum levels, without reliance on intangible assets. In addition, implementation of the BASEL III requirements could increase required capital minimums as well as compliance costs due to their complexity.

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

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the Securities and Exchange Commission. The Company’s proxy materials for the 2013 annual meeting of stockholders are also posted on a separate website at www.nationalbanksharesproxy.com.

Item 1A. Risk Factors

If recovery from the economic downturn slows further or recession returns, our credit risk will increase and there could be greater loan losses.
A further slowing in economic recovery or return to recession is likely to result in a higher rate of business closures and increased job losses in the region in which we do business. In addition, reduced State funding for the public colleges and universities that are large employers in our market area could have an adverse effect on employment levels and on the area’s economy. These factors would increase the likelihood that more of our customers would become delinquent or default on their loans. A higher level of loan defaults could result in higher loan losses, which could adversely affect our performance.

An extended economic recovery or return to recession could increase the risk of losses in our investment portfolio.
We hold both corporate and municipal bonds in our investment portfolio. A slow recovery or return to recession could increase the actual or perceived risk of default by both corporate and government issuers and, in either case, could adversely affect the value of these investments.

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

The allowance for loan losses may not be adequate to cover actual losses.
In accordance with accounting principles generally accepted in the United States, an allowance for loan losses is maintained to provide for loan losses. The allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect operating results.  The allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating, and other outside forces and conditions, including changes in interest rates, all of which are beyond the Company’s control; and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. While management believes that the allowance for loan losses is adequate to cover current losses, it cannot make assurances that it will not further increase the allowance for loan losses or that regulators will not require it to increase this allowance. Either of these occurrences could adversely affect earnings.
The allowance for loan losses requires management to make significant estimates that affect the financial statements. Due to the inherent nature of this estimate, management cannot provide assurance that it will not significantly increase the allowance for loan losses, which could materially and adversely affect earnings.

An increase in bank failures nationwide could significantly increase the cost of FDIC insurance.
Since insured depositary institutions, including our bank, bear the full cost of deposit insurance provided by FDIC, a high number of bank failures could put additional pressure on a stressed Deposit Insurance Fund. This possibility could in turn lead to higher assessments that could negatively impact our earnings.

The expiration of the Transaction Guarantee Program may affect customer account retention and deposit levels.
The expiration on December 31, 2012 of the Dodd-Frank Act’s modification and extension of the Transaction Account Guarantee Program (“TAG”), which provided unlimited coverage for noninterest bearing deposit accounts held at NBB, may have an impact on NBB’s ability to attract and retain customer accounts and deposits as those customers may consider placing their funds in other institutions and financial vehicles in order to maximize FDIC insurance coverage. The Company and its subsidiaries may be required to place aside additional collateral to ensure the security and safety of customer accounts, including municipal accounts.  While the effects of the TAG program expiration are uncertain, the potential loss of accounts and deposits may impact NBB’s ability to make loans to small businesses and individuals.

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
The Dodd-Frank Act and its implementing regulations will result in greater compliance costs and may reduce the profitability of some of our products and services. Implementation of the proposed BASEL III rules for capital could increase our compliance costs because of the complexity in the risk assessment rules among other things.  Both federal and state governments could enact new laws affecting financial institutions that would increase our regulatory burden and could negatively affect our profits.

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

Item 1B. Unresolved Staff Comments

There are none.

Item 2. Properties

NBB owns and has a branch bank in NBI’s headquarters building located at 101 Hubbard Street, Blacksburg, Virginia. The bank’s main office is at 100 South Main Street, Blacksburg, Virginia. NBB owns an additional nineteen branch offices and it leases four. NBB owns a former branch building in Tazewell, Virginia that is actively marketing for sale. NBI owns a building in Pulaski, Virginia that it rents on a month-to-month basis and is actively marketing for sale. We believe that existing facilities are adequate for current needs and to meet anticipated growth.

Item 3. Legal Proceedings

NBI, NBB, and NBFS are not currently involved in any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

National Bankshares, Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “NKSH.” As of December 31, 2012, there were 776 record stockholders of NBI common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 2012 and 2011.

Common Stock Market Prices

	2012		2011		Dividends per share
	High	Low	High	Low	2012		2011
First Quarter	$31.16	$25.95	$31.80	$27.46	$	---	$	---
Second Quarter	30.65	28.60	29.71	24.08		0.53		0.48
Third Quarter	35.82	29.18	27.23	22.93		---		---
Fourth Quarter	33.82	29.03	29.00	23.21		0.57		0.52

NBI’s primary source of funds for dividend payments is dividends from its bank subsidiary, NBB. Bank dividend payments are restricted by regulators, as more fully disclosed in Note 11 of Notes to Consolidated Financial Statements.

On May 9, 2012, NBI’s Board of Directors approved the repurchase of up to 100,000 shares of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934. During 2012, there were no shares repurchased, and 100,000 shares may yet be purchased under the program.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total of stockholder return on NBI common stock with the cumulative return on the NASDAQ Composite Index, and the NASDAQ Bank Index for the five-year period commencing on December 31, 2007.  These comparisons assume the investment of $100 in National Bankshares, Inc. common stock in each of the indices on December 31, 2007, and the reinvestment of dividends.

	2007	2008	2009	2010	2011	2012
NATIONAL BANKSHARES, INC.	100	119	179	206	190	228
NASDAQ COMPOSITE INDEX	100	60	87	103	102	120
NASDAQ BANK INDEX	100	78	66	75	67	80

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries
Selected Consolidated Financial Data

$ in thousands, except per share data	Year ended December 31,
	2012	2011	2010	2009	2008
Selected Income Statement Data:
Interest income	$48,670	$49,946	$49,139	$50,487	$50,111
Interest expense	7,887	9,184	11,158	15,825	18,818
Net interest income	40,783	40,762	37,981	34,662	31,293
Provision for loan losses	3,134	2,949	3,409	1,634	1,119
Noninterest income	8,739	8,410	8,347	8,804	9,087
Noninterest expense	23,396	23,338	23,127	23,853	22,023
Income taxes	5,245	5,247	4,223	3,660	3,645
Net income	17,747	17,638	15,569	14,319	13,593

Per Share Data:
Basic net income	2.56	2.54	2.25	2.07	1.96
Diluted net income	2.55	2.54	2.24	2.06	1.96
Cash dividends declared	1.10	1.00	0.91	0.84	0.80
Book value	21.60	20.36	18.63	17.61	15.89

Selected Balance Sheet Data at End of Year:
Loans, net	583,813	580,402	568,779	583,021	569,699
Total securities	352,043	318,913	315,907	297,417	264,999
Total assets	1,104,361	1,067,102	1,022,238	982,367	935,374
Total deposits	946,766	919,333	884,583	852,112	817,848
Stockholders’ equity	150,109	141,299	129,187	122,076	110,108

Selected Balance Sheet Daily Averages:
Loans, net	579,817	580,037	577,210	572,438	533,190
Total securities	339,416	320,908	289,532	298,237	281,367
Total assets	1,080,351	1,031,899	989,952	971,538	899,462
Total deposits	925,986	888,044	852,953	846,637	783,774
Stockholders’ equity	147,812	136,794	129,003	117,086	108,585

Selected Ratios:
Return on average assets	1.64%	1.71%	1.57%	1.47%	1.51%
Return on average equity	12.01%	12.89%	12.07%	12.23%	12.52%
Dividend payout ratio	43.04%	39.34%	40.52%	40.67%	40.78%
Average equity to average assets	13.68%	13.26%	13.03%	12.05%	12.07%

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
The recession continues to impact the national economy as well as the Company’s market. Signs of economic recovery are mixed with continued high unemployment and diminished real estate values.  The Company’s trade area contains a diverse economy that includes large public colleges and universities, which somewhat insulated the Company’s market from the dramatic declines in real estate values seen in some other areas of the country.  Real estate values in the Company’s market area saw moderate declines in 2009 and 2010 that appeared to stabilize in 2011 and 2012.  Nonperforming assets fell in 2011 but increased slightly in 2012.  If the economic recovery wavers or reverses, it is likely that unemployment will continue at higher-than-normal levels or rise in the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the State as a result of the recession could also negatively impact employment. This could lead to an even higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. In conclusion, a slow economic recovery could have an adverse effect on all financial institutions, including the Company.

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one indicator in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from one previously acceptable method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact the transactions could change.

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
Troubled debt restructurings are impaired loans and are measured for impairment under the same valuation methods as other impaired loans. Troubled debt restructurings are maintained in nonaccrual status until the loan has demonstrated reasonable assurance of repayment. Troubled debt restructurings with impairment losses remain in nonaccrual status.

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

The estimate of the allowance for December 31, 2012 considered market and portfolio conditions during 2012 as well as the elevated levels of delinquencies and net charge-offs in 2011. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see the notes to the financial statements, “Asset Quality,” and “Provision and Allowance for Loan Losses.”

Goodwill and Core Deposit Intangibles

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs impairment testing in the fourth quarter. Accounting guidance provides the option of performing preliminary assessment of qualitative factors before performing more substantial testing for impairment. The Company opted not to perform the preliminary assessment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement.  The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to NBI; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to NBI.  Each measure indicated that the Company’s fair value exceeded its book value, validating that goodwill is not impaired.
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

Performance Summary

The following table presents NBI’s key performance ratios for the years ending December 31, 2012 and December 31, 2011:

	12/31/12	12/31/11
Return on average assets	1.64%	1.71%
Return on average equity	12.01%	12.89%
Basic net earnings per common share	$2.56	$2.54
Fully diluted net earnings per common share	$2.55	$2.54
Net interest margin (1)	4.38%	4.59%
Noninterest margin (2)	1.36%	1.45%

(1)	Net Interest Margin – Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.
(2)
Noninterest Margin – Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The return on average assets for the year ended December 31, 2012 was 1.64%, a decrease of 7 basis points from the 1.71% for the year ended December 31, 2011. The return on average equity decreased from 12.89% for the year ended December 31, 2011 to 12.01% for the year ended December 31, 2012.

Reflecting both the effects of the low interest rate environment throughout 2012 on NBI’s funding costs and the Company’s asset/liability management practices, the net interest margin decreased from 4.59% at year-end 2011 to 4.38% at December 31, 2012.
The noninterest margin decreased from 1.45% to 1.36% over the same period, while basic net earnings per common share increased from $2.54 for the year ended December 31, 2011 to $2.56 for the year ended December 31, 2012.

Growth

NBI’s key growth indicators are shown in the following table:

	12/31/12	12/31/11
Securities	$352,043	$318,913
Loans, net	583,813	580,402
Deposits	946,766	919,333
Total assets	1,104,361	1,067,102

Securities, loans, and total assets all experienced growth in 2012, primarily funded by increases in customer deposits.  Customer deposits grew $27,433 or 2.98% from December 31, 2011, with increases mainly from municipal deposits and individuals seeking to safeguard principal by avoiding more volatile investments in financial markets.  The liquidity provided by customer deposits supported growth in loans of $3,692 or 0.63% and securities of $33,130 or 10.39%.
In both 2011 and 2012, the Company’s growth was internally generated and was not the result of acquisitions.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	12/31/12	12/31/11
Nonperforming loans(1)	$5,617	$5,204
Loans past due 90 days or more and accruing	170	481
Other real estate owned	1,435	1,489
Allowance for loan losses to loans(2)	1.41%	1.37%
Net charge-off ratio	0.49%	0.43%

(1)	Nonperforming loans include nonaccrual loans plus restructured loans in nonaccrual status. Accruing restructured loans are not included.
(2)	Loans are net of unearned income and deferred fees.

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses.  In 2012, the Company’s asset quality remained at similar levels to those in 2011.   Nonperforming loans were $5,617 or 0.95% of loans net of unearned income and deferred fees.  This compares to $5,204 and 0.88% at December 31, 2011.  Loans past due 90 days or more and still accruing at year-end 2012 totaled $170, a decrease of $311 or 64.66%, from $481 at December 31, 2011.  The net charge-off ratio increased slightly, from 0.43% for the year ended December 31, 2011 to 0.49% for the year ended December 31, 2012, while other real estate owned declined $54 or 3.63% for the same period.
The Company’s risk analysis determined an allowance for loan losses of $8,349 at December 31, 2012, resulting in a provision for the year of $3,134, an increase of $185 or 6.27% from the $2,949 for 2011.  The ratio of the allowance for loan losses to loans increased to 1.41%, from 1.37% at December 31, 2011. The methodology for determining the allowance for loan losses relies on historical charge off-trends, modified by trends in nonperforming loans and economic indicators.  More information about the level and calculation methodology of the allowance for loan losses is provided in “Balance Sheet – Loans – Risk Elements,” “Balance Sheet – Loans – Troubled Debt Restructurings,” as well as Notes 1 and 5 to the financial statements.
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

 Net Interest Income

Net interest income for the period ended December 31, 2012 was $40,783, an increase of $21, or 0.05%, when compared to the prior year. The net interest margin for 2012 was 4.38%, compared to 4.59% for 2011. Total interest income for the period ended December 31, 2012 was $48,670, a decrease of $1,276 from the period ended December 31, 2011. Interest expense was down by $1,297 during the same time frame, from $9,184 for the year ended December 31, 2011 to $7,887 for the year ended December 31, 2012. The decline in interest expense came about in part because higher priced certificates of deposit renewed at lower interest rates. In addition, noninterest-bearing deposits and low-rate interest-bearing deposits volume increased substantially. Please refer to the section titled “Analysis of Changes In Interest Income and Interest Expense” for further information related to rate and volume changes. In summary, the rates paid on the Company’s deposit liabilities declined at a more rapid pace than the interest rates on its interest-earning assets.
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
During 2012, interest rates continued at historic lows. Offsetting the positive effect of low interest rates is the fact that some higher yielding securities in the Company’s investment portfolio were called and were replaced with securities with yields at the lower market rate. Another negative effect of the low interest rate environment is the level of interest earned on overnight funds. This impacted the yield on the Company’s interest-bearing deposits in other banks. The yield on these assets in 2012 was 0.25%, while the cost to fund them was 0.77% in the same period. These assets are used primarily to provide liquidity.
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
The factors that may influence the Company’s net interest margin include current Federal Reserve policies that depress long-term interest rates, and market forces that may encourage repricing of interest-bearing liabilities more quickly than interest-earning assets if rates were to increase.Because interest rates are at historic lows, interest rates will likely increase in the future. Management cannot predict the timing and level of interest rate increases.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest-earning assets for the years indicated.

	December 31, 2012			December 31, 2011			December 31, 2010
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)	$589,935	$35,744	6.06%	$589,257	$36,813	6.25%	$585,933	$37,282	6.36%
Taxable securities(4)	167,874	6,613	3.94%	155,765	6,745	4.33%	123,920	5,588	4.51%
Nontaxable securities (1)(4)	167,355	10,002	5.98%	163,174	10,102	6.19%	161,571	10,074	6.24%
Interest-bearing deposits	94,724	240	0.25%	64,977	155	0.24%	55,477	128	0.23%
Total interest-earning assets	$1,019,888	$52,599	5.16%	$973,173	$53,815	5.53%	$926,901	$53,072	5.73%
Interest-bearing liabilities:
Interest-bearing demand deposits	$420,947	$4,167	0.99%	$378,971	$4,088	1.08%	$322,705	$3,332	1.03%
Savings deposits	64,973	36	0.06%	58,273	45	0.08%	54,543	51	0.09%
Time deposits	298,797	3,684	1.23%	314,920	5,051	1.60%	352,887	7,775	2.20%
Total interest-bearing liabilities	$784,717	$7,887	1.01%	$752,164	$9,184	1.22%	$730,135	$11,158	1.53%
Net interest income and interest rate spread		$44,712	4.15%		$44,631	4.31%		$41,914	4.20%
Net yield on average interest-earning assets			4.38%			4.59%			4.52%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three years presented.
(2)	Loan fees of $802 in 2012, $729 in 2011 and $863 in 2010 are included in total interest income.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Daily averages are shown at amortized cost.

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

	2012 Over 2011			2011 Over 2010
	Changes Due To			Changes Due To
	Rates(2)	Volume(2)	Net Dollar Change	Rates(2)	Volume(2)	Net Dollar Change
Interest income: (1)
Loans	$(1,111)	$42	$(1,069)	$(680)	$211	$(469)
Taxable securities	(634)	502	(132)	(229)	1,386	1,157
Nontaxable securities	(355)	255	(100)	(71)	99	28
Interest-bearing deposits	10	75	85	4	23	27
Increase (decrease) in income on interest-earning assets	$(2,090)	$874	$(1,216)	$(976)	$1,719	$743
Interest expense:
Interest-bearing demand deposits	$(352)	$431	$79	$154	$602	$756
Savings deposits	(14)	5	(9)	(9)	3	(6)
Time deposits	(1,119)	(248)	(1,367)	(1,952)	(772)	(2,724)
Increase (decrease) in expense of interest-bearing liabilities	$(1,485)	$188	$(1,297)	$(1,807)	$(167)	$(1,974)
Increase (decrease) in net interest income	$(605)	$686	$81	$831	$1,886	$2,717

(1)	Taxable equivalent basis using a Federal income tax rate of 35% in 2012, 2011 and 2010.
(2)	Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

Total interest expense declined by $1,297, while interest income on a taxable-equivalent basis decreased $1,216, resulting in an increase of $81 in taxable-equivalent net interest income when 2012 and 2011 are compared. Of this increase, $686 was attributable to volume offset by a decline due to rates of $605.
The lower interest rate environment led to a decline of $1,069 in interest income from loans.  The average balance of loans increased from $589,257 in 2011 to $589,935 in 2012, causing an increase in interest income of $42, on a taxable-equivalent basis.
Interest income on taxable securities decreased $634 due to rates, offset by an increase of $502 due to average volume, for a net decrease of $132 compared to 2011.  The low interest rate environment increased the number of called securities in 2012 and reduced the opportunity to reinvest the proceeds in securities with more attractive yields.  Because of low yields in the securities markets and flat loan demand, the Company priced deposits accordingly.
Interest on time deposits declined $1,367 from 2011 to 2012, with a decline of $1,119 due to rates and $248 attributable to volume. See “Net Interest Income” for additional information related to the decline in interest expense.
The low interest rate environment was also present in 2010. As compared with 2010, there was a $2,724 decline in interest expense associated with time deposits in 2011. Of the total decline, $1,952 was due to rates, and $772 stemmed from lower deposit volume. Management focused on deposit pricing in 2010 and took advantage of falling rates to lower interest expense.
From 2010 to 2011 interest on loans decreased by $469. Loan interest income attributable to rates was $680 lower, offset partially by an increase of $211 due to volume. As compared with 2010, there was an increase of $2,717 in net interest income in 2011, $831 of the increase was due to rates and $1,886 due to volume.

Interest Rate Sensitivity

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Among the tools available to management is interest rate sensitivity analysis, which provides information related to repricing opportunities. Interest rate shock simulations indicate potential economic loss due to future interest rate changes. Shock analysis is a test that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on the return on average assets and the return on average equity projected at December 31, 2012 and 2011. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

Rate Shift (bp)	Return on Average Assets		Return on Average Equity
	2012	2011	2012	2011
300	1.13%	0.96%	8.02%	6.96%
200	1.35%	1.13%	9.53%	8.19%
100	1.56%	1.30%	10.92%	9.32%
(-)100	1.95%	1.62%	13.51%	11.51%
(-)200	1.82%	1.58%	12.61%	11.23%
(-)300	1.55%	1.46%	10.85%	10.39%

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

Noninterest Income

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Service charges on deposits	$2,594	$2,617	$2,858
Other service charges and fees	243	287	317
Credit card fees	3,278	3,197	2,954
Trust fees	1,313	1,087	1,118
Bank-owned life insurance income	814	762	760
Other income	472	449	354
Realized securities gains (losses)	25	11	(14)
Total noninterest income	$8,739	$8,410	$8,347

Service charges on deposit accounts totaled $2,594 for the year ended December 31, 2012. This is a decline of $23, or 0.88%, from $2,617 for the year ended December 31, 2011. Service charges on deposit accounts decreased $241, or 8.43%, from 2010 to 2011. This income category is affected by the number of deposit accounts, the level of service charges and the number of checking account overdrafts. The 2012 decline resulted primarily from a decrease of $53 in ATM transaction fees offset by a $36 increase in overdraft fees. The Company removed two automatic teller machines in 2012 to obtain cost savings that is expected to exceed the associated decline in ATM fee income. The 2011 decline resulted from a decrease in fees from checking account overdrafts and fees for checks returned for insufficient funds.
Other service charges and fees included charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees from letters of credit and income from commissions on the sale of credit life, accident and health insurance. These fees were $243 for the year ended December 31, 2012, down by $44, or 15.33%, from the $287 for 2011. The total for the year ended December 31, 2011 was $30 below the $317 posted for the year ended December 31, 2010. The decline in 2012 and 2011 was primarily attributable to lower check sales, decreasing income by $35 in 2012 and $46 in 2011. This in turn, was attributed to increased customer adoption of debit cards and internet banking bill-pay.
Credit card fees for the year ended December 31, 2012, were $81 above the $3,197 reported for the year ended December 31, 2011. From 2010 to 2011, credit card fees increased $243, or 8.23%. The increases in 2012 and 2011 are due to increased volume of merchant transaction fees and credit card fees.
Trust fees at $1,313 increased by $226 or 20.79% when the years ended December 31, 2012 and 2011 are compared, due to a large estate account that affected 2012. For the year ended December 31, 2011 trust fees were $1,087, a decrease of $31, or 2.77%, from 2010. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions. The mix of account types also affected the level of Trust fees in 2011 and 2012.

Noninterest income from bank-owned life insurance (BOLI) increased, from $762 for the year ended December 31, 2011 to $814 for 2012. BOLI income for the year ended December 31, 2010 was $760. The Company made an additional investment of $1,900 in 2011. The growth in income in 2011 and 2012 was also affected by the performance of the variable rate policies.
Other income is income from smaller balance accounts that cannot be classified in another category. Some examples include net gains from the sales of fixed assets, rent from foreclosed properties and revenue from investment and insurance sales. Other income for 2012 was $472, an increase of $23, or 5.12%, when compared with $449 for the year ended December 31, 2011. Other income for 2011 increased by $95, or 26.84%, when compared with 2010. The increase from 2010 to 2011 was primarily due to refunds of prior years’ franchise taxes from additional deductions discovered in 2011.
Realized securities net gains and losses for the three years presented were associated with called securities. There were no securities sold in 2012, 2011 or 2010.

Noninterest Expense

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Salaries and employee benefits	$12,005	$11,357	$10,963
Occupancy, furniture and fixtures	1,589	1,599	1,875
Data processing and ATM	1,593	1,701	1,499
FDIC assessment	475	677	1,080
Credit card processing	2,442	2,485	2,300
Intangibles amortization	1,083	1,083	1,083
Net costs of other real estate owned	208	518	214
Franchise taxes	901	780	963
Other operating expenses	3,100	3,138	3,150
Total noninterest expense	$23,396	$23,338	$23,127

Salary and benefits expense increased $648, or 5.71%, from $11,357 for the year ended December 31, 2011 to $12,005 for 2012. The increase is primarily the result of $325 increase in health benefits. The remaining increase in 2012 was the result of normal compensation and staffing decisions.  The increase of $394, or 3.59% from 2010 to 2011 was also the result of normal compensation and staffing decisions.
Occupancy, furniture and fixtures expense was $1,589 for the year ended December 31, 2012, a decrease of $10, or 0.63%, from the prior year. The 2011 total was $1,599, a decrease of $276, or 14.72%, from the $1,875 reported at year-end 2010. The declines in 2012 and 2011 are reflective of the Company’s emphasis on containing controllable expenses.
Data processing and ATM expense was $1,593 in 2012, $1,701 in 2011 and $1,499 in 2010. The decrease of $108 or 6.35% from 2011 to 2012 resulted primarily from declines in maintenance expenses and communications infrastructure expenses. The increase from 2010 to 2011 of $202 was associated with infrastructure upgrades.
When the years ended December 31, 2012 and December 31, 2011 are compared, there was a decrease in the Federal Deposit Insurance Corporation Deposit Insurance Fund assessment of $202. The total expense for 2011 was $677, which compares with $475 for 2012.  The FDIC assessment is accrued based on a method provided by the FDIC. During 2011, the method changed from a deposit based to an asset based method. This resulted in a reduced amount of expense for the Company in 2011 and 2012. The FDIC assessment expense for the year ended December 31, 2011 fell $403 from $1,080 for 2010.  Given the severe impact of the economic downturn on some of the nation’s banks, the Company has no assurance that the FDIC will not increase assessments on insured banks to maintain the integrity of the Deposit Insurance Fund.
Credit card processing expense was $2,442 for the period ended December 31, 2012, a decrease of $43, or 1.73% from 2011’s total of $2,485. Credit card processing expense in 2011 increased $185, or 8.04% from 2010. This expense is driven by the volume of credit card, debit card and merchant account transactions and by the level of merchant discount fees. It is subject to a degree of variability.
The expense for intangibles and goodwill amortization is related to acquisitions. There were no acquisitions in the last year, and the expense for 2012 remained flat from 2011 and 2010 at $1,083.
Net costs of other real estate owned decreased from $518 for the period ended December 31, 2011 to $208 for the year ended December 31, 2012. From 2010 to 2011, net costs of other real estate owned increased $304 from $214. This expense category varies with the number of foreclosed properties owned by NBB and with the expense associated with each. It includes write-downs on other real estate owned plus other costs associated with carrying these properties, as well as net gains or losses on the sale of other real estate. In 2012, write-downs on other real estate were $76. This compares with $327 in 2011. The Company accounts for other real estate at fair value, using current appraisals. Updated appraisals reflected declines in the value of some properties. Other costs for these properties in 2012 were $222, while they were $184 in 2011. There was a total of $90 in net gains on the sale of other real estate for 2012 and $7 in net losses for 2011. Because the Company’s market area continues to experience the effects of the prolonged recession, it is anticipated that there will be additional foreclosures in the near future. This may result in an associated increase in the costs of other real estate owned.

Franchise taxes were $901 for the period ended December 31, 2012 and $780 for 2011, an increase of $121 or 15.51%. Franchise tax expense decreased $183 in 2011 from $963 in 2010. Franchise tax expense in 2011 benefitted from additional deductions discovered in 2011 and applied to prior year’s returns. State bank franchise taxes are based upon total equity, which increased in both 2011 and 2012.
The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs and charitable donations. For the year ended December 31, 2012, other operating expenses were $3,100. This compares with $3,138 for 2011 and $3,150 for 2010. The nominal $37 decrease from 2011 to 2012 is the result of changes in several categories of expense, with no one item making a significant contribution to the total.

Income Taxes

Income tax expense for 2012 was $5,245 compared to $5,247 in 2011 and $4,223 in 2010. Tax exempt income is the primary difference between expected and actual income tax expense. The Company’s effective tax rates for 2012, 2011 and 2010 were 22.81%, 22.93% and 21.34%, respectively. The Company is subject to the 35% marginal tax rate.  See Note 10 of the Notes to Consolidated Financial Statements for addition information relating to income taxes.

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

Provision and Allowance for Loan Losses

In 2012, the Company saw improvements in some asset quality indicators, including the balance of impaired loans, classified loans, loans 90 days past due and still accruing, and other real estate owned, but slight weakening in other indicators, such as net charge-offs, assets rated “special mention” and nonaccrual loans. While, historically, national economic downturns have affected the Company’s market area less severely than other areas of the country, downturns and recoveries typically have a delayed effect on the Company’s local economy.
At December 31, 2012, total nonperforming assets were $7,052 compared to $6,693 at December 31, 2011. See “Balance Sheet – Loans – Risk Elements” for additional detail about nonperforming assets. Net charge-offs increased by $308, with the ratio of net charge-offs to average loans increasing 6 basis points, from 0.43% in 2011 to 0.49% in 2012.
The Company’s internal credit risk analysis takes into consideration trends in nonperforming loans and charge-offs. Based on the analysis, the Company increased the allowance for loan losses to $8,349, or 1.41% of loans at December 31, 2012. At December 31, 2011, the allowance for loan losses was $8,068, or 1.37% of loans. The provision for loan losses for 2012 was $3,134, an increase of $185 from 2011.
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

Quarterly Results of Operations

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2012, 2011 and 2010:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$12,114	$12,182	$12,237	$12,137
Interest expense	2,117	2,018	1,936	1,816
Net interest income	9,997	10,164	10,301	10,321
Provision for loan losses	672	1,104	778	580
Noninterest income	2,152	2,283	2,108	2,196
Noninterest expense	5,711	5,731	6,088	5,866
Income taxes	1,337	1,272	1,250	1,386
Net income	$4,429	$4,340	$4,293	$4,685
Per Share Data:
Basic net income per common share	$0.64	$0.63	$0.62	$0.67
Fully diluted net income per common share	0.64	0.62	0.62	0.67
Cash dividends per common share	---	0.53	---	0.57
Book value per common share	20.86	21.14	21.66	21.60

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$12,465	$12,475	$12,577	$12,429
Interest expense	2,379	2,346	2,282	2,177
Net interest income	10,086	10,129	10,295	10,252
Provision for loan losses	800	753	643	753
Noninterest income	1,934	2,090	2,129	2,257
Noninterest expense	6,084	6,025	5,887	5,342
Income taxes	1,112	1,225	1,385	1,525
Net income	$4,024	$4,216	$4,509	$4,889
Per Share Data:
Basic net income per common share	$0.58	$0.61	$0.65	$0.70
Fully diluted net income per common share	0.58	0.61	0.65	0.70
Cash dividends per common share	---	0.48	---	0.52
Book value per common share	19.27	19.65	20.44	20.36

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$12,240	$12,347	$12,287	$12,265
Interest expense	2,979	2,850	2,726	2,603
Net interest income	9,261	9,497	9,561	9,662
Provision for loan losses	647	852	710	1,200
Noninterest income	1,971	2,123	2,101	2,152
Noninterest expense	5,784	5,697	5,826	5,820
Income taxes	1,032	1,075	1,129	987
Net income	$3,769	$3,996	$3,997	$3,807
Per Share Data:
Basic net income per share	$0.54	$0.58	$0.58	$0.55
Fully diluted net income per share	0.54	0.58	0.58	0.55
Cash dividends per share	---	0.44	---	0.47
Book value per share	18.25	18.44	19.13	18.63

Balance Sheet

On December 31, 2012, the Company had total assets of $1,104,361, an increase of $37,259, or 3.49%, over the total of $1,067,102 on December 31, 2011. For 2012, the growth in assets was entirely internally generated and was not the result of acquisitions. Total assets at December 31, 2011 were up by $44,864, or 4.38%, over the total at December 31, 2010.

Loans

The Company’s loan categorization reflects its approach to loan portfolio management and includes six groups. Real estate construction loans include construction loans for residential and commercial properties, as well as land.  Consumer real estate loans include conventional and junior lien mortgages as well as equity lines.  Commercial real estate loans are comprised of owner-occupied and leased nonfarm, nonresidential properties, multi-family residence loans and farmland.  Commercial non real estate loans include farm loans, operating capital lines and loans secured by capital assets.  Public sector and IDA loans are extended to municipalities.  Consumer non real estate loans include automobile loans, personal loans, credit cards and consumer overdrafts.

A. Types of Loans

	December 31,
	2012	2011	2010	2009	2008
Real estate construction	$50,313	$48,531	$46,169	$44,744	$60,798
Consumer real estate	143,262	150,224	153,405	154,380	152,482
Commercial real estate	304,308	303,192	293,171	293,229	277,511
Commercial non real estate	37,349	38,832	37,547	41,402	36,978
Public sector and IDA	26,169	15,571	12,553	19,207	11,518
Consumer non real estate	31,714	33,072	34,543	38,047	37,393
Total loans	$593,115	$589,422	$577,388	$591,009	$576,680
Less unearned income and deferred fees	(953)	(952)	(945)	(1,062)	(1,123)
Total loans, net of unearned income	$592,162	$588,470	$576,443	$589,947	$575,557
Less allowance for loans losses	(8,349)	(8,068)	(7,664)	(6,926)	(5,858)
Total loans, net	$583,813	$580,402	$568,779	$583,021	$569,699

B. Maturities and Interest Rate Sensitivities

The following table presents maturities and interest rate sensitivities for commercial non real estate, commercial real estate and real estate construction loans.

	December 31, 2012
	< 1 Year	1 – 5 Years	After 5 Years	Total
Commercial non real estate	$19,872	$14,296	$3,181	$37,349
Commercial real estate	41,481	250,765	12,062	304,308
Real estate construction	48,106	2,207	---	50,313
Total	109,459	267,268	15,243	391,970
Less loans with predetermined interest rates	(24,915)	(23,734)	(6,694)	(55,343)
Loans with adjustable rates	$84,544	$243,534	$8,549	$336,627

C.           Risk Elements

The following table presents aggregate amounts for nonaccrual loans, restructured loans in nonaccrual, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments, and accruing restructured loans.

	December 31,
	2012		2011		2010		2009		2008
Nonaccrual loans:
Real estate construction		$89	$	---	$	---		$2,643	$	---
Consumer real estate		612		296		964		---		---
Commercial real estate		2,736		702		526		1,455		1,333
Commercial non real estate		26		400		448		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		3		---		---		---		---
Total nonaccrual loans		$3,466		$1,398		$1,938		$4,098		$1,333
Restructured loans (TDR Loans) in nonaccrual
Real estate construction		$123		$1,681		$2,185	$	---	$	---
Consumer real estate		407		315		---		---		---
Commercial real estate		1,142		1,544		3,698		---		---
Commercial non real estate		479		198		250		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		68		---		---		---
Total restructured loans in nonaccrual		2,151		3,806		6,133		---		---
Total nonperforming loans		$5,617		$5,204		$8,071		$4,098		$1,333
Other real estate owned, net		1,435		1,489		1,723		2,126		1,984
Total nonperforming assets		$7,052		$6,693		$9,794		$6,224		$3,317
Accruing loans past due 90 days or more:
Real estate construction	$	---	$	---	$	---		$20	$	---
Consumer real estate		156		346		612		873		394
Commercial real estate		---		63		577		643		589
Commercial non real estate		---		26		81		99		74
Public sector and IDA		---		---		---		---		---
Consumer non real estate		14		46		66		62		70
		$170		$481		$1,336		$1,697		$1,127
Accruing restructured loans:
Real estate construction	$	---		$1,611	$	---	$	---	$	---
Consumer real estate		80		156		---		---		---
Commercial real estate		1,886		1,922		350		2,652		---
Commercial non real estate		39		67		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		---		---
		$2,005		$3,756		$350		$2,652	$	---

Loan loss and other indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table

	2012	2011	2010
Provision for loan losses	$3,134	$2,949	$3,409
Net charge-offs to average net loans	0.49%	0.43%	0.46%
Allowance for loan losses to loans, net of unearned income and deferred fees	1.41%	1.37%	1.33%
Allowance for loan losses to nonperforming loans	148.64%	155.03%	94.96%
Allowance for loan losses to nonperforming assets	118.39%	120.54%	78.25%
Nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.19%	1.13%	1.69%
Nonaccrual loans	$3,466	$1,398	$1,938
Restructured loans in nonaccrual status	2,151	3,806	6,133
Other real estate owned, net	1,435	1,489	1,723
Total nonperforming assets	$7,052	$6,693	$9,794
Accruing loans past due 90 days or more	$170	$481	$1,336

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
Total impaired loans at December 31, 2012 were $11,053, of which $4,417 were in nonaccrual status. Impaired loans at December 31, 2011 and 2010 were $12,596 and $8,791, of which $5,089 and $7,612 were in nonaccrual status, respectively.
The ratio of the allowance for loan losses to total nonperforming loans decreased from 155.03% in 2011 to 148.64% in 2012. The 5.36% increase in nonperforming assets resulted in the decline in the coverage of the allowance for loan losses to nonperforming assets.  The Company believes the allowance for loan losses is adequate for the credit risk inherent in the loan portfolio.

D.  Troubled Debt Restructurings (TDR Loans)

In the ordinary course of business the Company modifies loan terms on a case-by-case basis, including both consumer and commercial loans, for a variety of reasons. Modifications to consumer loans generally involve short-term deferrals to accommodate specific, temporary circumstances.  The Company may grant extensions to borrowers who have demonstrated a willingness and ability to repay their loan but who are dealing with the consequences of a specific unforeseen temporary hardship.
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
The Company had $4,156 in TDRs as of December 31, 2012 and $7,562 as of December 31, 2011.  Accruing TDR loans amounted to $2,005 at December 31, 2012 compared to $3,756 at December 31, 2011.  All TDR loans are individually evaluated for impairment for purposes of determining the allowance for loan losses.  TDR loans with an impairment loss are maintained on nonaccrual until the borrower demonstrates sustained repayment history under the restructured terms and continued repayment is not in doubt. Otherwise, interest income is recognized using a cost recovery method.
Restructuring generally results in loans with either lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming.  In 2012, the Company modified $1,736 in troubled debt restructurings. Of these, $1,426 subsequently defaulted. The Company defines default as a delay in one payment of more than 90 days. In 2011, the Company modified $2,999 in troubled debt restructurings, of which $2,852 defaulted in 2011. In 2010, the Company modified $3,787 in troubled debt restructurings, of which $1,776 defaulted in 2010. Please refer to Note 5 for information on the effect of default on the allowance for loan losses.

	TDR Delinquency Status as of December 31, 2012
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$123	$	---	$	---	$	---	$123
Consumer real estate	487		80		---		---	407
Commercial real estate	3,028		1,886		---		---	1,142
Commercial non real estate	518		39		---		---	479
Public sector and IDA	---		---		---		---	---
Consumer non real estate	---		---		---		---	---
Total TDR Loans	$4,156		$2,005	$	---	$	---	$2,151

	TDR Delinquency Status as of December 31, 2011
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$3,292	$1,611	$	---	$	---	$1,681
Consumer real estate	471	156		---		---	315
Commercial real estate	3,466	1,922		---		---	1,544
Commercial non real estate	265	67		---		---	198
Public sector and IDA	---	---		---		---	---
Consumer non real estate	68	---				---	68
Total TDR Loans	$7,562	$3,756	$	---	$	---	$3,806
	TDR Delinquency Status as of December 31, 2010
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$2,185	$	---	$	---	$	---	$2,185
Consumer real estate	---		---		---		---	---
Commercial real estate	4,048		350		---		---	3,698
Commercial non real estate	250		---		---		---	250
Public sector and IDA	---		---		---		---	---
Consumer non real estate	---		---				---	---
Total TDR Loans	$6,483		$350	$	---	$	---	$6,133

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

Summary of Loan Loss Experience

A.      Analysis of the Allowance for Loan Losses
The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

	December 31,
	2012	2011	2010	2009	2008
Average net loans outstanding	$588,170	$588,439	$586,133	$579,581	$538,868
Balance at beginning of year	8,068	7,664	6,926	5,858	5,219
Charge-offs:
Real estate construction	640	444	---	---	---
Consumer real estate	370	584	475	181	35
Commercial real estate	1,589	320	1,050	---	82
Commercial non real estate	109	990	919	83	64
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	245	290	366	383	430
Total loans charged off	2,953	2,628	2,810	647	611
Recoveries:
Real estate construction	13	---	---	---	---
Consumer real estate	8	16	10	16	2
Commercial real estate	---	---	61	---	28
Commercial non real estate	2	---	1	3	9
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	77	67	67	62	92
Total recoveries	100	83	139	81	131
Net loans charged off	2,853	2,545	2,671	566	480
Additions charged to operations	3,134	2,949	3,409	1,634	1,119
Balance at end of year	$8,349	$8,068	$7,664	$6,926	$5,858
Net charge-offs to average net loans outstanding	0.49%	0.43%	0.46%	0.10%	0.09%

The Company charges off commercial real estate loans at the time that a loss is confirmed. When delinquency status or other information indicates that the borrower will not repay the loan, the Company considers collateral value based upon a current appraisal. Any loan amount in excess of collateral value is charged off and the collateral is taken into other real estate owned.
Factors influencing management’s judgment in determining the amount of the loan loss provision charged to operating expense include: the quality of the loan portfolio as determined by management, the historical loan loss experience, diversification as to type of loans in the portfolio, the amount of secured as compared with unsecured loans and the value of underlying collateral, banking industry standards and averages, and economic conditions.

B.      Allocation of the Allowance for Loan Losses
The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

	December 31,
	2012		2011		2010		2009		2008
	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
Real estate construction	$1,175	8.48%	$1,079	8.23%	$1,087	8.00%	$1,917	7.57%	$468	10.54%
Consumer real estate	2,263	24.15%	1,245	25.49%	1,052	26.57%	330	26.12%	874	26.44%
Commercial real estate	3,315	51.31%	3,515	51.44%	3,461	50.78%	2,654	49.61%	2,566	48.12%
Commercial non real estate	956	6.30%	1,473	6.59%	1,089	6.50%	1,148	7.01%	1,035	6.41%
Public sector and IDA	142	4.41%	232	2.64%	259	2.17%	84	3.25%	93	2.00%
Consumer non real estate	417	5.35%	403	5.61%	587	5.98%	507	6.44%	700	6.49%
Unallocated	81		121		129		286		122
	$8,349	100.00%	$8,068	100.00%	$7,664	100.00%	$6,926	100.00%	$5,858	100.00%

An analysis of the allowance for loan losses by impairment basis follows:

	December 31,
	2012	2011	2010
Impaired loans	$11,053	$12,596	$8,791
Allowance related to impaired loans	269	1,123	1,200
Allowance to impaired loans	2.43%	8.92%	13.65%

Non-impaired loans	582,062	575,874	567,652
Allowance related to non-impaired loans	8,080	6,945	6,464
Allowance to non-impaired loans	1.39%	1.21%	1.14%

Total loans, net of unearned income and deferred fees	592,162	588,470	576,443
Total allowance for loan losses	8,349	8,068	7,664
Total allowance for total loans	1.41%	1.37%	1.33%

The allowance percentage for impaired loans was 2.43%, 8.92% and 13.65% as of December 31, 2012, 2011 and 2010 respectively. The ratio is subject to fluctuation because impaired loans are individually evaluated. The amount of the individual impaired loan balances that exceeds the fair value is accrued in the allowance for loan losses.
The allowance percentage for non-impaired loans was 1.39%, 1.21% 1.14% as of December 31, 2012, 2011 and 2010 respectively. The allowance for non-impaired loans is determined by applying historical charge-off percentages, as well as additional accruals for internal and external credit risk factors to groups of non-impaired loans. The ratio increased from prior years because of increased historical charge-off percentages applied by the 2012 calculation and higher risk indications from other factors. The increase in the ratio for non-impaired loans directed the increase in the ratio of total allowance to total loans.

Securities

The fair value of securities available for sale was $191,504, an increase of $16,586 or 9.48% from December 31, 2011. The amortized cost of securities held to maturity was $160,539 at December 31, 2012 and $143,995 at December 31, 2011, an increase of $16,544 or 11.49%. Both categories of securities increased in 2012, as liquidity from deposit growth outpaced loan opportunities.
Additional information about securities available for sale and securities held to maturity can be found in Note 3 of the Notes to Consolidated Financial Statements.
The financial markets have experienced increased volatility and increased risk during the economic downturn and slow recovery. The risk in financial markets affects the Company in the same way that it affects other institutional and individual investors. The Company’s investment portfolio includes corporate bonds. If, because of economic hardship, the corporate issuers were to default, there could be a delay in the payment of interest, or there could be a loss of principal and accrued interest. To date, there have been no defaults in any of the corporate bonds held in the portfolio. The Company’s investment portfolio also contains a large percentage of municipal bonds. The recession and a slow recovery may negatively impact the ability of states and municipalities to make scheduled principal and interest payments on their outstanding indebtedness. If their income from taxes and other sources declines significantly because of the recession, states and municipalities could default on their bond obligations. The risk is at this point hypothetical, because there have been no defaults among the municipal bonds in the Company’s investment portfolio.
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

Maturities and Associated Yields

The following table presents the maturities for securities available for sale and held to maturity at their carrying values as of December 31, 2012 and weighted average yield for each range of maturities.

	Maturities and Yields
$ in thousands, except percent data	December 31, 2012
	< 1 Year		1-5 Years		5-10 Years		> 10 Years		None		Total
Available for Sale:
U.S. Treasury		$2,073	$	---	$	---	$	---	$	---	$2,073
		3.97%		---		---		---		---	3.97%
U.S. Government agencies		1,007		1,051		2,180		125,326		---	129,564
		4.75%		4.44%		3.18%		3.38%		---	3.40%
Mortgage-backed securities		139		958		1,244		2,228		---	4,569
		4.45%		5.17%		4.96%		5.36%		---	5.18%
States and political subdivision – nontaxable (1)		6,515		8,603		9,451		12,210		---	36,779
		5.29%		5.74%		5.66%		5.77%		---	5.65%
Corporate		6,471		1,937		---		6,167		---	14,575
		4.40%		4.90%		---		4.13%		---	4.35%
Federal Home Loan Bank stock		---		---		---		---		1,597	1,597
		---		---		---		---		0.01%	0.01%
Federal Reserve Bank stock		---		---		---		---		92	92
		---		---		---		---		6.00%	6.00%
Other securities		688		---		---		---		1,567	2,255
		0.16%		---		---		---		0.70%	0.53%
Total		$16,893		$12,549		$12,875		$145,931		$3,256	$191,504
		4.54%		5.46%		5.17%		3.64%		0.51%	3.89%
Held to Maturity:
U.S. Government agencies	$	---	$	---		$3,056		$4,932	$	---	$7,988
		---		---		4.17%		3.66%		---	3.86%
Mortgage-backed securities		---		---		---		691		---	691
		---		---		---		5.55%		---	5.55%
States and political subdivision – nontaxable (1)		3,256		8,537		10,689		128,727		---	151,209
		6.77%		6.05%		5.43%		5.48%		---	5.54%
Corporate		651		---		---		---		---	651
		3.95%		---		---		---		---	3.95%
Total		$3,907		$8,537		$13,745		$134,350	$	---	$160,539
		6.30%		6.05%		5.15%		5.41%		---	5.45%

(1) Rates shown represent weighted average yield on a fully taxable basis.

The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2012 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Federal Financial Institution Examination Council’s (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume that have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders’ equity.

Deposits

Total deposits increased by $27,433, or 2.98%, from $919,333 at December 31, 2011 to $946,766 at December 31, 2012. Total deposits grew $34,750, or 3.93%, from $884,583 at December 31, 2010 to December 31, 2011. A portion of the increase in both 2012 and 2011 is attributable to a higher level of municipal deposits. The increases in total deposits for 2012 and 2011 were internally generated and not the result of acquisitions.

A.      Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

	Year Ended December 31,
	2012		2011		2010
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$141,269	---	$135,880	---	$122,817	---
Interest-bearing demand deposits	420,947	0.99%	378,971	1.08%	322,705	1.03%
Savings deposits	64,973	0.06%	58,273	0.08%	54,543	0.09%
Time deposits	298,797	1.23%	314,920	1.60%	352,888	2.20%
Average total deposits	$925,986	1.01%	$888,044	1.22%	$852,953	1.53%

B.      Time Deposits of $100,000 or More

The following table sets forth time certificates of deposit and other time deposits of $100,000 or more:

	December 31, 2012
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits of $100,000 or more	$29,259	$24,097	$41,312	$17,577	$112,245

Derivatives and Market Risk Exposures

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 14, of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA’s and FNMA’s, with a fair value of approximately $5,335. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.
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

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank advances. At December 31, 2012, the bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.
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
Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. At December 31, 2012, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.
The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At December 31, 2012, the Company’s liquidity is sufficient to meet projected trends in these areas.
To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At December 31, 2012, the analysis indicated adequate liquidity under the tested scenarios.
The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At December 31, 2012, the loan to deposit ratio was 62.55%, slightly below policy levels. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

Total stockholders’ equity at December 31, 2012 was $150,109, an increase of $8,810, or 6.24%, from the $141,299 at December 31, 2011. The largest component of 2012 stockholders’ equity was retained earnings of $144,162, which included net income of $17,747, offset by dividends of $7,639. Exercised stock options provided $119 in 2012.
Total stockholders’ equity grew by $12,112 or 9.38%, from $129,187 on December 31, 2010 to $141,299 on December 31, 2011. Earnings, net of the change in unrealized gains and losses for securities available for sale and dividends paid, accounted for most of the increase in 2011.
The Tier I and Tier II risk-based capital ratios at December 31, 2012 were 21.20% and 22.4%, respectively. Capital ratios are significantly above the regulatory minimum requirements of 4% for Tier I and 8% for Tier II. The Tier I and Tier II risk-based capital ratios at December 31, 2011 were 19.7% and 20.9%, respectively.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements at December 31, 2012 are detailed in the table below.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years		3-5 Years		More Than 5 Years
Commitments to extend credit	$128,162	$128,162	$	---	$	---	$	---
Standby letters of credit	12,533	12,533		---		---		---
Mortgage loans with potential recourse	22,574	22,574		---		---		---
Operating leases	478	219		237		22		---
Total	$163,747	$163,488		$237		$22	$	---

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.
Standby letters of credit are also issued to the bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $56 in 2012.
While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it can draw funds. A sale of loans or investments would also be an option.
The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default.  The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed.  The Company estimates a potential loss reserve for recourse provisions.  The amount is not material as of December 31, 2012.  To date, no recourse provisions have been invoked.
Operating leases are for buildings used in the Company’s day-to-day operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk is set forth above in the “Interest Rate Sensitivity” and “Derivatives and Market Risk Exposure” sections of the Management’s Discussion and Analysis.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

	December 31,
$ in thousands, except per share data	2012	2011
Assets
Cash and due from banks	$14,783	$11,897
Interest-bearing deposits	96,597	98,355
Securities available for sale, at fair value	191,504	174,918
Securities held to maturity (fair value approximates $170,846 at December 31, 2012 and $151,429 at December 31, 2011)	160,539	143,995
Mortgage loans held for sale	2,796	2,623
Loans:
Real estate construction loans	50,313	48,531
Consumer real estate loans	143,262	150,224
Commercial real estate loans	304,308	303,192
Commercial non real estate loans	37,349	38,832
Public sector and IDA loans	26,169	15,571
Consumer non real estate loans	31,714	33,072
Total loans	593,115	589,422
Less unearned income and deferred fees	(953)	(952)
Loans, net of unearned income and deferred fees	592,162	588,470
Less allowance for loan losses	(8,349)	(8,068)
Loans, net	583,813	580,402
Premises and equipment, net	10,401	10,393
Accrued interest receivable	6,247	6,304
Other real estate owned, net	1,435	1,489
Intangible assets and goodwill	9,377	10,460
Bank-owned life insurance	20,523	19,812
Other assets	6,346	6,454
Total assets	$1,104,361	$1,067,102

Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$144,252	$142,163
Interest-bearing demand deposits	455,713	404,801
Savings deposits	69,063	61,298
Time deposits	277,738	311,071
Total deposits	946,766	919,333
Accrued interest payable	139	206
Other liabilities	7,347	6,264
Total liabilities	954,252	925,803
Commitments and contingencies	---	---
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding, 6,947,974 shares in 2012 and 6,939,974 shares in 2011	8,685	8,675
Retained earnings	144,162	133,945
Accumulated other comprehensive (loss), net	(2,738)	(1,321)
Total stockholders’ equity	150,109	141,299
Total liabilities and stockholders’ equity	$1,104,361	$1,067,102

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
$ in thousands, except per share data	2012	2011	2010
Interest Income
Interest and fees on loans	$35,354	$36,514	$36,919
Interest on interest-bearing deposits	240	155	128
Interest on securities – taxable	6,613	6,745	5,588
Interest on securities – nontaxable	6,463	6,532	6,504
Total interest income	48,670	49,946	49,139

Interest Expense
Interest on time deposits of $100,000 or more	1,491	2,019	3,439
Interest on other deposits	6,396	7,165	7,719
Total interest expense	7,887	9,184	11,158
Net interest income	40,783	40,762	37,981
Provision for loan losses	3,134	2,949	3,409
Net interest income after provision for loan losses	37,649	37,813	34,572

Noninterest Income
Service charges on deposit accounts	2,594	2,617	2,858
Other service charges and fees	243	287	317
Credit card fees	3,278	3,197	2,954
Trust income	1,313	1,087	1,118
BOLI income	814	762	760
Other income	472	449	354
Realized securities gains (losses), net	25	11	(14)
Total noninterest income	8,739	8,410	8,347

Noninterest Expense
Salaries and employee benefits	12,005	11,357	10,963
Occupancy, furniture and fixtures	1,589	1,599	1,875
Data processing and ATM	1,593	1,701	1,499
FDIC assessment	475	677	1,080
Credit card processing	2,442	2,485	2,300
Intangible assets amortization	1,083	1,083	1,083
Net costs of other real estate owned	208	518	214
Franchise taxes	901	780	963
Other operating expenses	3,100	3,138	3,150
Total noninterest expense	23,396	23,338	23,127
Income before income taxes	22,992	22,885	19,792
Income tax expense	5,245	5,247	4,223
Net income	$17,747	$17,638	$15,569

Basic net income per common share	$2.56	$2.54	$2.25
Fully diluted net income per common share	$2.55	$2.54	$2.24

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in thousands, except per share data	2012	2011	2010
Net Income	$17,747	$17,638	$15,569

Other Comprehensive Income, Net of Tax
Unrealized holding gains (losses) on available for sale securities net of taxes of ($320) in 2012, $1,468 in 2011 and ($923) in 2010	(592)	2,725	(1,716)
Reclassification adjustment for gains included in net income, net of taxes of ($3) in 2012, $9 in 2011 and ($7) in 2010	(7)	17	(12)
Net pension loss arising during the period, net of taxes of($405) in 2012, ($731) in 2011, and ($188) in 2010	(752)	(1,356)	(348)
Less amortization of prior service cost included in net periodicpension cost, net of taxes of ($35) in 2012, ($35) in 2011,and($39) in 2010	(66)	(66)	(73)
Other comprehensive income (loss), net of taxes of ($763) in 2012, $711 in 2011 and ($1,157) in 2010	(1,417)	1,320	(2,149)
Total Comprehensive Income	$16,330	$18,958	$13,420

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2009	$8,667	$113,901	$(492)	$122,076
Net income	---	15,569	---	15,569
Other comprehensive loss, net of tax of ($1,157)	---	---	(2,149)	(2,149)
Cash dividend ($0.91 per share)	---	(6,309)	---	(6,309)
Balance at December 31, 2010	$8,667	$123,161	$(2,641)	$129,187
Net income	---	17,638	---	17,638
Other comprehensive income, net of tax of $711	---	---	1,320	1,320
Cash dividend ($1.00 per share)	---	(6,938)	---	(6,938)
Exercise of stock options	8	84	---	92
Balance at December 31, 2011	$8,675	$133,945	$(1,321)	$141,299
Net income	---	17,747	---	17,747
Other comprehensive loss, net of tax of ($763)	---	---	(1,417)	(1,417)
Cash dividend ($1.10 per share)	---	(7,639)	---	(7,639)
Exercise of stock options	10	109	---	119
Balance at December 31, 2012	$8,685	$144,162	$(2,738)	$150,109

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
$ in thousands	2012	2011	2010
Cash Flows from Operating Activities
Net income	$17,747	$17,638	$15,569
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,134	2,949	3,409
Deferred income tax expense	204	582	563
Depreciation of premises and equipment	764	799	886
Amortization of intangibles	1,083	1,083	1,083
Amortization of premiums and accretion of discounts, net	224	217	300
(Gains) losses on disposal of fixed assets	(3)	1	(5)
(Gains) losses on calls of securities available for sale, net	(10)	26	(19)
(Gains) losses on calls of securities held to maturity, net	(15)	(37)	33
(Gains) losses and writedowns on other real estate owned	(14)	334	63
Originations of mortgage loans held for sale	(22,747)	(13,582)	(21,929)
Sales of mortgage loans held for sale	22,574	13,419	19,595
Net change in:
Accrued interest receivable	57	(288)	234
Other assets	(44)	501	(858)
Accrued interest payable	(67)	(51)	(79)
Other liabilities	(175)	(4,135)	(280)
Net cash provided by operating activities	22,712	19,456	18,565

Cash Flows from Investing Activities
Net change in interest-bearing deposits	1,758	(28,955)	(36,670)
Proceeds from repayments of mortgage-backed securities	3,160	3,823	5,817
Proceeds from calls and maturities of securities available for sale	151,051	74,961	68,565
Proceeds from calls and maturities of securities held to maturity	30,942	22,123	39,234
Purchases of securities available for sale	(171,601)	(64,567)	(93,862)
Purchases of securities held to maturity	(47,803)	(35,411)	(41,297)
Purchases of loan participations	1,988	---	(55)
Collections of loan participations	(2,082)	934	876
Loan originations and principal collections, net	(8,182)	(17,081)	7,820
Purchase of bank-owned life insurance	---	(1,900)	---
Proceeds from disposal of other real estate owned	1,699	1,391	2,393
Recoveries on loans charged off	100	84	139
Additions to premises and equipment	(769)	(725)	(728)
Proceeds from sale of premises and equipment	---	2	5
Net cash used in investing activities	(39,739)	(45,321)	(47,763)
			(continued)

Cash Flows from Financing Activities
Net change in time deposits	(33,333)	(21,132)	(35,109)
Net change in other deposits	60,766	55,882	67,580
Cash dividends paid	(7,639)	(6,938)	(6,309)
Stock options exercised	119	92	---
Net cash provided by financing activities	19,913	27,904	26,162

Net change in cash and due from banks	2,886	2,039	(3,036)
Cash and due from banks at beginning of year	11,897	9,858	12,894
Cash and due from banks at end of year	$14,783	$11,897	$9,858

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$7,954	$9,235	$11,237
Income taxes paid	4,930	4,779	5,478

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for loan losses	$2,953	$2,628	$2,810
Loans transferred to other real estate owned	1,631	1,491	2,053
Unrealized gains (losses) on securities available for sale	(922)	4,219	(2,658)
Minimum pension liability adjustment	(1,258)	(2,188)	(648)

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
Specific allowances are established for individually-evaluated impaired loans based on the excess of the loan balance relative to the fair value of the loan. Impaired loans are designated as such when current information indicates that it is probable that the Company will be unable to collect principal or interest according to the contractual terms of the loan agreement. Loan relationships exceeding $250,000 in nonaccrual status or that are significantly past due, or for which a credit review identified weaknesses that indicate principal and interest will not be collected according to the loan terms, as well as all loans modified in a troubled debt restructuring, are designated impaired.
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
General allowances are established for collectively-evaluated loans. Collectively-evaluated loans are grouped into classes based on similar characteristics. Factors considered in determining general allowances include net charge-off trends, internal risk ratings, delinquency and nonperforming rates, product mix, underwriting practices, industry trends and economic trends.
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

Troubled Debt Restructurings (“TDRs”)
In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR).  These modified terms may include reduction of the interest rate, extension of the maturity date at an interest rate lower than the current market rate for a new loan with similar risk, forgiveness of principal or accrued interest or other actions intended to minimize the economic loss.  TDR loans are individually measured for impairment.

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

Other Real Estate
Real estate acquired through, or in lieu of, foreclosure is held for sale and is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other operating expenses.

Intangible Assets and Goodwill
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis during the fourth quarter of each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2012, 2011 and 2010.
Intangible assets include customer deposit intangibles.  Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally ten to twelve years.

Stock-Based Compensation
The Company’s 1999 Stock Option Plan terminated on March 9, 2009. Incentive stock options, all of which are now vested, were granted in the early years of the Plan. The Company recognized the cost of employment services received in exchange for awards of equity instruments based on the fair value of those awards on the date of grant. Compensation cost was recognized over the award’s required service period, which was the vesting period.

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

	2012	2011	2010
Average number of common shares outstanding	6,942,411	6,936,869	6,933,474
Effect of dilutive options	17,456	13,994	16,462
Average number of common shares outstanding used to calculate diluted earnings per common share	6,959,867	6,950,863	6,949,936

The computation of diluted net income per common share excludes shares for stock options that would be anti-dilutive. There were no anti-dilutive shares in 2012. In 2011 and 2010, 5,750 anti-dilutive shares and 7,750 anti-dilutive shares, respectively, were excluded from the computation.

Advertising
The Company practices the policy of charging advertising costs to expenses as incurred. In 2012, the Company charged $169 to expenses, and in 2011, $184 and in 2010, $163 was expensed.

Use of Estimates
In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets, other-than-temporary impairments of securities, the fair value of financial instruments and pension obligations.
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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The new guidance amends disclosure requirements for the presentation of comprehensive income.  The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity.  All changes in OCI must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements.  The guidance does not change the items that must be reported in OCI.  The Company adopted this guidance effective 2012, and has elected to present two separate but consecutive financial statements.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements.  An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  The Company does not expect the adoption of ASU 2013-01 to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period.  Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

Note 2: Restriction on Cash
The Company’s subsidiary bank is a member of the Federal Reserve System. In 2011, Federal Reserve policy required members to maintain certain average reserve balances. For the final weekly reporting period in the year ended December 31, 2011, the Bank’s daily average required balance was $350. Federal Reserve policy changed in 2012 and the subsidiary bank was not required to hold an average balance during the final weekly reporting period in the year ended December 31, 2012.

Note 3: Securities
The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2012
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Treasury	$2,005	$68	$	---	$2,073
U.S. Government agencies and corporations	128,805	1,381		622	129,564
States and political subdivisions	35,029	1,753		3	36,779
Mortgage-backed securities	4,202	367		---	4,569
Corporate debt securities	14,207	368		---	14,575
Federal Home Loan Bank stock – restricted	1,597	---		---	1,597
Federal Reserve Bank stock – restricted	92	---		---	92
Other securities	2,419	9		173	2,255
Total securities available for sale	$188,356	$3,946		$798	$191,504

	December 31, 2011
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Treasury	$2,010	$140	$	---	$2,150
U.S. Government agencies and corporations	94,716	1,307		20	96,003
States and political subdivisions	47,118	2,034		30	49,122
Mortgage-backed securities	7,156	569		---	7,725
Corporate debt securities	15,852	322		97	16,077
Federal Home Loan Bank stock – restricted	1,574	---		---	1,574
Federal Reserve Bank stock – restricted	92	---		---	92
Other securities	2,330	7		162	2,175
Total securities available for sale	$170,848	$4,379		$309	$174,918

The amortized cost and fair value of single maturity securities available for sale at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2012.

	December 31, 2012
	Amortized Cost	Fair Value
Due in one year or less	$16,688	$16,893
Due after one year through five years	12,096	12,549
Due after five years through ten years	11,987	12,875
Due after ten years	144,165	145,931
No maturity	3,420	3,256
	$188,356	$191,504

The amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows:

	December 31, 2012
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Government agencies and corporations	$7,988	$563	$	---	$8,551
States and political subdivisions	151,209	9,880		216	160,873
Mortgage-backed securities	691	73		---	764
Corporate debt securities	651	7		---	658
Total securities held to maturity	$160,539	$10,523		$216	$170,846

	December 31, 2011
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Government agencies and corporations	$22,057	$562	$	---	$22,619
States and political subdivisions	119,381	6,775		15	126,141
Mortgage-backed securities	902	94		---	996
Corporate debt securities	1,655	18		---	1,673
Total securities held to maturity	$143,995	$7,449		$15	$151,429

The amortized cost and fair value of single maturity securities held to maturity at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2012.

	December 31, 2012
	Amortized Cost	Fair Value
Due in one year or less	$3,907	$3,958
Due after one year through five years	8,537	8,814
Due after five years through ten years	13,745	15,050
Due after ten years	134,350	143,024
	$160,539	$170,846

Information pertaining to securities with gross unrealized losses at December 31, 2012 and 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2012
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U. S. Government agencies and corporations	$44,351	$622	$	---	$	---
State and political subdivisions	9,358	216		482		3
Other	---	---		133		172
Total temporarily impaired securities	$53,709	$838		$615		$176

	December 31, 2011
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U. S. Government agencies and corporations	$6,230	$20	$	---	$	---
State and political subdivisions	3,527	19		981		26
Corporate debt securities	4,916	97		---		---
Other	---	---		142		162
Total temporarily impaired securities	$14,673	$136		$1,123		$188

At December 31, 2012, the Company had 59 securities with a fair value of $54,324 which had total unrealized losses of $1,014. The Company has made the determination that these securities are temporarily impaired at December 31, 2012 for the following reasons:
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
At December 31, 2011, the Company had 19 securities with a fair value of $15,796 which were temporarily impaired. The total unrealized loss on these securities, which was attributed to interest rate fluctuations, was $324. Because the Company had the ability and intent to hold the securities until maturity or until the cost was recovered, the losses associated with the securities were not considered other than temporary at December 31, 2011.
At December 31, 2012 and 2011, securities with a carrying value of $147,114 and $147,152, respectively, were pledged to secure trust deposits and for other purposes as required or permitted by law.
As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans totaling approximately $129,330, and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis in the FHLB stock.

Note 4: Related Party Transactions
In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to executive officers and directors of Bankshares and its subsidiaries amounting to $1,622 at December 31, 2012 and $3,173 at December 31, 2011. During the year ended December 31, 2012, total principal additions were $677 and principal payments were $2,228.

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
Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate the probability that collection will not occur according to the loan’s terms. Generally, impaired loans are risk rated “classified” or “other assets especially mentioned.” Impaired loans are measured at the lower of the invested amount or the fair market value. Impaired loans with an impairment loss are designated nonaccrual. Please refer to Note 1 of the Company’s 2012 Form 10-K, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.
Troubled debt restructurings impact the estimation of the appropriate level of the allowance for loan losses. If the restructuring included forgiveness of a portion of principal or accrued interest, the charge-off is included in the historical charge-off rates applied to the collective evaluation methodology. Further, restructured loans are individually evaluated for impairment, with amounts below fair value accrued in the allowance for loan losses. TDRs that experience a payment default are examined to determine whether the default indicates collateral dependency or cash flows below those that were included in the fair value measurement. TDRs as well as all impaired loans that are determined to be collateral dependent are charged down to fair value. Impairment accounts for TDR’s that are not collateral dependent may be accrued in the allowance for loan losses or charged off if deemed appropriate.
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
The segments and classes used in determining the allowance for loan losses, beginning with 2012 are as follows.

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

An analysis of the allowance for loan losses follows:

	Years ended December 31,
	2012	2011	2010
Balance at beginning of year	$8,068	$7,664	$6,926
Loans charged off	(2,953)	(2,628)	(2,810)
Recoveries of loans previously charged off	100	83	139
Provision for loan losses	3,134	2,949	3,409
Balance at end of year	$8,349	$8,068	$7,664

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows:

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2011	$1,079	$1,245	$3,515	$1,473	$232	$403	$121	$8,068
Charge-offs	(640)	(370)	(1,589)	(109)	---	(245)	---	(2,953)
Recoveries	13	8	---	2	---	77	---	100
Provision for loan losses	723	1,380	1,389	(410)	(90)	182	(40)	3,134
Balance, December 31,2012	$1,175	$2,263	$3,315	$956	$142	$417	$81	$8,349

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2011(1)
	Consumer Real Estate	Consumer Non-Real Estate	Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated	Total
Balance, December 31, 2010	$1,059	$586	$4,033	$1,108	$749	$129	$7,664
Charge-offs	(461)	(266)	(457)	(655)	(789)	---	(2,628)
Recoveries	14	68	---	1	---	---	83
Provision for loan losses	440	13	935	581	988	(8)	2,949
Balance, December 31, 2011	$1,052	$401	$4,511	$1,035	$948	$121	$8,068

(1)
Segments reported for December 31, 2011 and December 31, 2010 are presented using the segmentation method in effect for 2011 and 2010. The Company began reporting under revised segments beginning 2012.

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2010(1)
	Consumer Real Estate	Consumer Non-Real Estate	Commercial Real Estate	Commercial & Industrial	Construction, Development & Land	Unallocated	Total
Balance, December 31, 2009	$249	$1,049	$4,321	$459	$562	$286	$6,926
Charge-offs	(89)	(358)	(1,021)	(927)	(415)	---	(2,810)
Recoveries	10	67	61	1	---	---	139
Provision for loan losses	889	(172)	672	1,575	602	(157)	3,409
Balance, December 31, 2010	$1,059	$586	$4,033	$1,108	$749	$129	$7,664

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2012
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$43	$	---	$226	$	---	$	---	$	---	$269
Collectively evaluated for impairment		1,175	2,220		3,315	730		142		417		81	8,080
Total		$1,175	$2,263		$3,315	$956		$142		$417		$81	$8,349

	Loans by Segment and Evaluation Method as of
	December 31, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$3,623	$864	$6,048	$518	$	---	$	---	$	---	$11,053
Collectively evaluated for impairment	46,690	142,398	298,260	36,831		26,169		31,714		---	582,062
Total	$50,313	$143,262	$304,308	$37,349		$26,169		$31,714	$	---	$593,115

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2011(1)
	Consumer Real Estate		Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Individually evaluated for impairment	$	---	$	---	$1,014	$62	$47	$	---	$1,123
Collectively evaluated for impairment		1,052		401	3,497	973	901		121	6,945
Total		$1,052		$401	$4,511	$1,035	$948		$121	$8,068

(1)
Segments reported for December 31, 2011 and December 31, 2010 are presented using the segmentation method in effect for 2011 and 2010. The Company began reporting under revised segments beginning 2012.

	Loans by Segment and Evaluation Method as of
	December 31, 2011(1)
	Consumer Real Estate	Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Individually evaluated for impairment	$238	$	---	$9,067	$139	$3,152	$	---	$12,596
Collectively evaluated for impairment	109,843		29,707	357,507	37,584	41,233		---	575,874
Total	$110,081		$29,707	$366,574	$37,723	$44,385	$	---	$588,470

(1)
Segments reported for December 31, 2011 and December 31, 2010 are presented using the segmentation method in effect for 2011 and 2010. The Company began reporting under revised segments beginning 2012.

A summary of ratios for the allowance for loan losses follows:

	December 31,
	2012	2011	2010
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.41%	1.37%	1.33%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees	0.49%	0.43%	0.46%

A summary of nonperforming assets follows:

	December 31,
	2012	2011	2010
Nonperforming assets:
Nonaccrual loans	$3,466	$1,398	$1,938
Restructured loans in nonaccrual	2,151	3,806	6,133
Total nonperforming loans	5,617	5,204	8,071
Other real estate owned, net	1,435	1,489	1,723
Total nonperforming assets	$7,052	$6,693	$9,794
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.19%	1.13%	1.69%
Ratio of allowance for loan losses to nonperforming loans(1)	148.64%	155.03%	94.96%

(1)	The Company defines nonperforming loans as total nonaccrual and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows:

	December 31,
	2012		2011		2010
Loans past due 90 days or more and still accruing		$170		$481		$1,336
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.03%		0.08%		0.23%
Accruing restructured loans		$2,005		$3,756		$350
Impaired loans:
Impaired loans with no valuation allowance		$10,422		$5,505		$1,115
Impaired loans with a valuation allowance		631		7,091		7,676
Total impaired loans		11,053		12,596		8,791
Valuation allowance		(269)		(1,123)		(1,200)
Impaired loans, net of allowance		$10,784		$11,473		$7,591
Average recorded investment in impaired loans(1)		$13,520		$8,734		$7,526
Income recognized on impaired loans, after designation as impaired		$9		$141		$17
Amount of income recognized on a cash basis	$	---	$	---	$	---

(1)	Recorded investment includes principal, accrued interest, and deferred fees and costs.

No interest income was recognized on nonaccrual loans for the years ended December 31, 2012, 2011 or 2010.  Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows:

	Impaired Loans as of December 31, 2012
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction
Construction, residential	$123	$118	$118	$	---	$	---
Construction, other	3,500	3,481	3,481		---		---

Consumer Real Estate
Equity lines	---	---	---		---		---
Residential closed-end first liens	783	785	634		151		43
Residential closed-end junior liens	81	81	81		---		---

Commercial Real Estate
Multifamily real estate	1,752	1,760	1,760		---		---
Commercial real estate, owner occupied	4,296	4,293	4,293		---		---
Commercial real estate, other	---	---	---		---		---

Commercial Non Real Estate
Commercial and Industrial	518	519	40		479		226

Public Sector and IDA
Public sector and IDA	---	---	---		---		---

Consumer Non Real Estate
Credit cards	---	---	---		---		---
Automobile	---	---	---		---		---
Other consumer loans	---	---	---		---		---
Total	$11,053	$11,037	$10,407		$630		$269

(1)	Recorded investment includes the unpaid principal balance, accrued interest and any accrued interest and deferred fees.

	Impaired Loans as of December 31, 2011(3)
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$237	$237	$237	$	---	$	---

Commercial Real Estate(2)
College housing	366	366	366		---		---
Office and Retail	3,500	3,500	---		3,500		57
Hotel	3,319	3,320	2,794		526		16
Medical Professionals	66	67	---		67		66
General contractors	703	703	176		527		402
Other commercial real estate	1,113	1,112	425		687		474

Commercial and Industrial(2)
Commercial and Industrial	139	139	---		139		62

Construction, Development and Land(2)
Residential	2,901	2,912	1,256		1,656		46
Commercial	252	252	252		---		---
Total	$12,596	$12,608	$5,506		$7,102		$1,123

(1)	Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.
(2) Only classes with impaired loans are shown.
(3)	Segments and classes at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

	Impaired Loans as of December 31, 2010(3)
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance		Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$505	$505	$	---	$505	$26

Commercial Real Estate(2)
Hotel	3,509	3,509		287	3,222	267
Convenience stores	577	592		592	---	---
Other commercial real estate	1,065	1,066		---	1,066	299

Commercial and Industrial(2)
Commercial and Industrial	698	698		---	698	508

Construction, Development and Land(2)
Residential	2,185	2,185		---	2,185	100
Commercial	252	253		253	---	---
Total	$8,791	$8,808		$1,132	$7,676	$1,200

(1)	Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.
(2) Only classes with impaired loans are shown.
(3)
Segments reported for December 31, 2011 and December 31, 2010 are presented using the segmentation method in effect for 2011 and 2010. The Company began reporting under revised segments beginning 2012.

	Average Investment and Interest Income for Impaired Loans
	For the Year Ended December 31, 2012
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction
Construction, residential	$1,171	$	---
Construction, other	4,282		1

Commercial Real Estate
Equity lines	101		---
Residential closed-end first liens	873		2
Residential closed-end junior liens	234		---

Commercial Real Estate
Multifamily real estate	1,456		5
Commercial real estate, owner occupied	4,804		1
Commercial real estate, other	---		---

Commercial Non Real Estate
Commercial and Industrial	570		---

Public Sector and IDA
Public sector and IDA	---		---

Consumer Non Real Estate
Credit cards	---		---
Automobile	4		---
Other consumer	25		---
Total	$13,520		$9

(1)	Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.

	Average Investment and Interest Income for Impaired Loans
	For the Year Ended December 31, 2011(3)		For the Year Ended December 31, 2010(3)
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$450	$3	$337	$	---

Commercial Real Estate(2)
College Housing	281	7	---		---
Office and Retail	292	---	253		---
Hotels	3,445	41	2,767		---
Medical Professionals	67	5	---		---
Convenience Stores	---	---	49		15
General Contractors	112	4	---		---
Other Commercial Real Estate	1,139	24	337		1

Commercial & Industrial(2)
Commercial & Industrial	553	---	1,183		---

Construction, Development and Land(2)
Residential	2,143	49	2,579		---
Commercial	252	8	21		1
Total	$8,734	$141	$7,526		$17

(1)	Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees and costs.
(2)	Only classes with impaired loans are shown.
(3)
Segments reported for December 31, 2011 and December 31, 2010 are presented using the segmentation method in effect for 2011 and 2010. The Company began reporting under revised segments beginning 2012.

An analysis of past due and nonaccrual loans follows:

December 31, 2012
	30 – 89 Days Past Due		90 or More Days Past Due	90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$123	$	---	$123
Construction, other		31	89		---	89

Consumer Real Estate
Equity lines		22	30		30	98
Residential closed-end first liens		1,507	605		126	801
Residential closed-end junior liens		121	39		---	120

Commercial Real Estate
Multifamily real estate		4,202	261		---	1,093
Commercial real estate, owner occupied		1,113	---		---	2,785
Commercial real estate, other		40	2,089		---	---

Commercial Non Real Estate
Commercial and Industrial		347	505		---	505

Public Sector and IDA
Public sector and IDA		---	---		---	---

Consumer Non Real Estate
Credit cards		20	4		4	---
Automobile		142	10		10	3
Other consumer loans		132	---		---	---
Total		$7,677	$3,755		$170	$5,617

December 31, 2011(1)
	30 – 89 Days Past Due		90 or More Days Past Due		90 Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate
Equity Lines	$	---	$	---	$	---	$	---
Closed-ended Consumer Real Estate		1,735		658		346		313
Consumer Construction		---		---		---		---

Consumer Non-Real Estate
Credit Cards		26		8		8		---
Consumer General		270		38		38		---
Consumer Overdraft		---		---		---		---

Commercial Real Estate
College Housing		452		250		---		250
Office/Retail		---		---		---		---
Nursing Homes		---		---		---		---
Hotels		616		526		---		1,397
Municipalities		---		---		---		---
Medical Professionals		---		---		---		---
Religious Organizations		---		---		---		---
Convenience Stores		---		---		---		---
Entertainment and Sports		---		---		---		---
Nonprofits		---		---		---		---
Restaurants		---		---		---		---
General Contractors		103		---		---		703
Other Commercial Real Estate		815		488		63		1,112

Commercial and Industrial
Commercial and Industrial		31		26		26		139

Construction, Development and Land
Residential		---		1,290		---		1,290
Commercial		252		---		---		---
Total		$4,300		$3,284		$481		$5,204

(1)	Segments and classes at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

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
Determination of risk grades was completed for the portfolio as of December 31, 2012, 2011 and 2010.

The following displays non-impaired loans by credit quality indicator:

December 31, 2012
	Pass	Special Mention	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$14,344	$158	$	---
Construction, other	29,011	3,020		120

Consumer Real Estate
Equity lines	17,742	100		182
Closed-end first liens	113,893	652		2,413
Closed-end junior liens	6,713	119		138

Commercial Real Estate
Multifamily residential real estate	36,432	3,520		324
Commercial real estate owner-occupied	160,188	1,004		1,079
Commercial real estate other	92,628	3,112		---

Commercial Non Real Estate
Commercial and Industrial	36,374	152		318

Public Sector and IDA
States and political subdivisions	26,170	---		---

Consumer Non Real Estate
Credit cards	6,690	---		---
Automobile	12,391	101		56
Other consumer	11,815	45		105
Total	$564,391	$11,983		$4,735

December 31, 2011(1)
	Pass	Special Mention		Classified (Excluding Impaired)
Consumer Real Estate
Equity Lines	$17,971	$	---	$14
Closed-ended Consumer Real Estate	87,882		595	1,332
Consumer Construction	2,050		---	---

Consumer Non-Real Estate
Credit Cards	6,594		---	1
Consumer General	22,679		42	105
Consumer Overdraft	285		---	1

Commercial Real Estate
College Housing	88,157		452	215
Office/Retail	73,106		420	267
Nursing Homes	16,173		---	---
Hotel	24,498		---	616
Municipalities	19,230		---	---
Medical Professionals	18,577		---	---
Religious Organizations	15,852		---	---
Convenience Stores	10,519		---	---
Entertainment and Sports	7,346		---	---
Nonprofit	3,265		3,170	---
Restaurants	6,138		---	387
General Contractors	4,550		109	247
Other Commercial Real Estate	63,422		---	790

Commercial and Industrial
Commercial and Industrial	37,252		196	137

Construction, Development and Land
Residential	15,732		---	---
Commercial	22,409		2,961	130
Total	$563,687		$7,945	$4,242

(1)	Segments and classes at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

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

Troubled Debt Restructurings
From time to time the Company modifies loans in troubled debt restructurings (“TDRs”).  The following tables present restructurings by class that occurred during the years ended December 31, 2012 and 2011.

Note: only classes with restructured loans are presented.

	Restructurings that occurred during the year ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Impairment Accrued as of 12/31/2012
Consumer Real Estate
Closed-end first liens	5	$389	$348	$43
Closed-end junior liens	1	147	93	---

Commercial Real Estate
Commercial real estate owner-occupied	3	890	895	---

Commercial Non Real Estate
Commercial and Industrial	1	400	400	167
Total	10	$1,826	$1,736	$210

(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

	Restructurings that occurred during the year ended December 31, 2011(2)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Impairment Accrued as of 12/31/2011
Consumer Real Estate
Closed-end Consumer Real Estate	2	$290	$92	$	---

Commercial Real Estate
College housing	2	419	332		---
Medical professionals	3	79	79		66
General contractors	2	128	128		128
Other commercial real estate	3	680	726		474

Commercial and Industrial	1	50	50		50

Construction, Development and Land
Residential	3	2,474	1,645		47

Total	16	$4,120	$3,052		$765
(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.
(2)	Segments and classes at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

Loans restructured in 2012 received modifications that included partial charge-offs of $109 for two consumer real estate loans; providing payment relief primarily by extending maturity dates or changing amortization structures without reducing interest rates or amounts owed; and adding a co-borrower to one consumer real estate loan. Of the loans that were restructured in 2011, five received partial charge-offs totaling $1,143.  One construction loan accounted for $789 of the amount. Partial charge-offs are included in the loss ratios applied in the determination of the allowance for collectively-evaluated loans.
Restructured loans are designated impaired and measured for impairment.  The impairment measurement for restructured loans that occurred in 2012 resulted in an accrual to the allowance for loan losses of $210 at December 31, 2012. Restructurings in 2011 resulted in an accrual to the allowance for loan losses of $765 at December 31, 2011.

The following tables present restructured loans that were modified during 2012 and 2011 and that subsequently experienced payment default.  The company defines default as one or more payments that occur more than 90 days past the due date.

	Restructurings that defaulted during the year ended December 31, 2012 that were modified within 12 months prior to default
	Number of Contracts	Recorded Investment	Impairment Accrued
Consumer Real Estate
Closed-end first liens	1	96	---
Closed-end junior liens	1	81	---

Commercial Real Estate
Commercial real estate owner occupied	2	861	---

Commercial Non Real Estate
Commercial and industrial	1	388	167
Total	5	$1,426	$167

	Restructurings that defaulted during the year ended December 31, 2011(1) that were modified within 12 months prior to default
	Number of Contracts	Recorded Investment	Impairment Accrued
Consumer Real Estate
Closed-end Consumer Real Estate	2	$92	$	---

Commercial Real Estate
College housing	1	250		---
General contractors	2	128		128
Other commercial real estate	3	687		474

Commercial and Industrial	1	50		50

Construction, Development and Land
Residential	3	1,645		46
Total	12	$2,852		$698

(1)	Segments and classes at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

Most of the restructured loans that experienced a payment default are secured by real estate, for which the impairment measurement is based upon the fair value of the underlying collateral. The amount of the loan balance that exceeds the collateral value is accrued in the allowance for loan losses.  One loan reported in 2011 is unsecured and is fully accrued in the allowance for loan losses at December 31, 2011. Because fair value measurements are based upon fair value of collateral, the payment default did not significantly impact the measurement of impairment.  Restructured loans that become more than 90 days past due are designated nonaccrual.  Nonaccrual levels are factored into allowance methodology for collectively-evaluated loans.

Note 6: Premises and Equipment
A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2012	2011
Premises	$14,320	$14,172
Furniture and equipment	10,424	9,804
Premises and equipment	$24,744	$23,976
Accumulated depreciation	(14,343)	(13,583)
Premises and equipment, net	$10,401	$10,393

Depreciation expense for the years ended December 2012, 2011 and 2010 amounted to $764, $799 and $886, respectively.
The Company leases certain branch facilities under noncancellable operating leases. The future minimum lease payments under these leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012 are as follows:  $219 in 2013, $185 in 2014, $52 in 2015, $22 in 2016 and $0 thereafter.

Note 7: Deposits
The aggregate amounts of time deposits in denominations of $100 or more at December 31, 2012 and 2011 were $112,245 and $127,881, respectively.
At December 31, 2012 the scheduled maturities of time deposits are as follows:

2013	$209,513
2014	35,761
2015	7,989
2016	9,801
2017	14,569
Thereafter	105
$277,738

At December 31, 2012 and 2011, overdraft demand deposits reclassified to loans totaled $401 and $341, respectively.

Note 8: Employee Benefit Plans

401(k) Plan
The Company has a Retirement Accumulation Plan qualifying under IRS Code Section 401(k), in which NBI, NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2012, 2011 and 2010, the Company contributed $279, $279 and $277, respectively, to the plan.

Employee Stock Ownership Plan
The Company has a nonleveraged Employee Stock Ownership Plan (ESOP) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the Board of Directors. Contribution expense amounted to $370, $420 and $350 in the years ended December 31, 2012, 2011 and 2010, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2012, the number of shares held by the ESOP was 263,033. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with ten years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and NBI or the ESOP, with the agreement of the Trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of distribution.

Salary Continuation Plan
The Company has a Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income, payable for the greater of 15 years after retirement or the officer’s lifetime. The expense accrued for the plans in 2012, 2011, and 2010, based on the present value of the retirement benefits, amounted to $151, $197, and $216, respectively. The plan is unfunded. However bank-owned life insurance has been acquired on the life of the key employees in amounts sufficient to discharge the obligations of the agreement.

Defined Benefit Plan
The Company’s defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. This resulted in a reduction in prior cost. Information pertaining to activity in the plan is as follows:

	December 31,
	2012	2011	2010
Change in benefit obligation
Projected benefit obligation at beginning of year	$15,808	$12,971	$11,598
Service cost	468	435	400
Interest cost	738	704	687
Actuarial loss	1,554	2,001	958
Benefits paid	(514)	(303)	(672)
Projected benefit obligation at end of year	$18,054	$15,808	$12,971

Change in plan assets
Fair value of plan assets at beginning of year	$13,326	$8,156	$7,461
Actual return on plan assets	963	432	782
Employer contribution	550	5,041	585
Benefits paid	(514)	(303)	(672)
Fair value of plan assets at end of year	$14,325	$13,326	$8,156

Funded status at the end of the year	$(3,729)	$(2,482)	$(4,815)

Amounts recognized in the Balance Sheet
Deferred tax asset	$1,305	$869	$1,685
Other liabilities	(3,729)	(2,482)	(4,815)
Total amounts recognized in the Balance Sheet	$(2,424)	$(1,613)	$(3,130)

Amounts recognized in accumulated other comprehensive (loss), net
Net (loss)	$(8,202)	$(7,044)	$(4,957)
Prior service cost	879	979	1,080
Deferred tax asset	2,563	2,123	1,357
Amount recognized	$(4,760)	$(3,942)	$(2,520)

Accrued/Prepaid benefit Cost, net
Benefit obligation	$(18,054)	$(15,808)	$(12,971)
Fair value of assets	14,325	13,326	8,156
Unrecognized net actuarial loss	8,202	7,044	4,957
Unrecognized prior service cost	(879)	(979)	(1,080)
Deferred tax asset (liability)	(1,258)	(1,254)	328
(Accrued)/Prepaid benefit cost included in other liabilities	$2,336	$2,329	$(610)

Components of net periodic benefit cost
Service cost	$468	$435	$400
Interest cost	738	704	687
Expected return on plan assets	(1,075)	(810)	(607)
Amortization of prior service cost	(101)	(101)	(101)
Amortization of net obligation at transition	---	---	(11)
Recognized net actuarial loss	508	292	246
Net periodic benefit cost	$538	$520	$614

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net loss	$1,157	$2,087	$536
Amortization of prior service cost	101	101	101
Amortization of net obligation at transition	---	---	11
Deferred income tax (benefit)	(440)	(766)	(227)
Total recognized	$818	$1,422	$421

Total recognized in net periodic benefit cost and other comprehensive loss, net of income tax (benefit)	$1,797	$2,708	$1,035

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	4.50%	5.50%	6.00%
Discount rate used for disclosure	3.75%	4.50%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	4.00%

Long Term Rate of Return
The Company, as plan sponsor, selects the expected long-term rate-of-return-on-assets assumption in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, which may not continue over the measurement period, but higher significance is placed on current forecasts of future long-term economic conditions.
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

Fair value measurements of the pension plan’s assets at December 31, 2012 follow:

	Fair Value Measurements at December 31, 2012
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$462	$462	$	---	$	---
Equity securities:
U. S. companies	6,470	6,470		---		---
International companies	112	112		---		---
Equities mutual funds (1)	1,411	1,411		---		---
U. S. government agencies and corporations	366	---		366		---
State and political subdivisions	435	---		435		---
Corporate bonds – investment grade (2)	4,956	---		4,956		---
Corporate bonds – below investment grade (3)	113	---		113		---
Total pension plan assets	$14,325	$8,455		$5,870	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.
(3)	This category represents bonds from U.S. issuers from diverse industries that were purchased at investment grade, but which have fallen below investment grade.

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$2,802	$2,802	$	---	$	---
Equity securities:
U. S. companies	4,793	4,793		---		---
International companies	183	183		---		---
Equities mutual funds (1)	1,228	1,228		---		---
U. S. government agencies and corporations	510	---		510		---
State and political subdivisions	418	---		418		---
Corporate bonds – investment grade (2)	3,207	---		3,207		---
Corporate bonds – below investment grade (3)	185	---		185		---
Total pension plan assets	$13,326	$9,006		$4,320	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.
(3)	This category represents bonds from U.S. issuers from diverse industries that were purchased at investment grade, but which have fallen below investment grade.

The Company’s required minimum pension contribution for 2013 has not yet been determined.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2013	$3,438
2014	$934
2015	$609
2016	$1,272
2017	$1,562
2018 - 2022	$3,784

Note 9: Stock Option Plan
The Company had a stock option plan, the 1999 Stock Option Plan, that was adopted in 1999 and that was terminated on March 9, 2009. Incentive stock options were granted annually to key employees of NBI and its subsidiaries from 1999 to 2005 and none have been granted since 2005. All of the stock options are vested.

A summary of the status of the Company’s stock option plan is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	77,000	$22.82
Granted	---	---
Exercised	8,000	14.83
Forfeited or expired	---	---
Outstanding at December 31, 2012	69,000	$23.75	3.83	$596
Exercisable at December 31, 2012	69,000	$23.75	3.83	$596

There were 8,000 shares exercised in 2012 with an intrinsic value of $141. For 2011 and 2010, the intrinsic value of shares exercised were $85 and $0, respectively. No tax benefit was recognized on shares exercised in any of these years.

Note 10: Income Taxes
The Company files United States federal income tax returns, and Virginia and West Virginia state income tax returns.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2008.

Allocation of income tax expense between current and deferred portions is as follows:

	Years ended December 31,
	2012	2011	2010
Current	$5,064	$4,665	$3,660
Deferred expense	181	582	563
Total income tax expense	$5,245	$5,247	$4,223

The following is a reconciliation of the “expected” income tax expense, computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense, with the reported income tax expense:

	Years ended December 31,
	2012	2011	2010
Computed “expected” income tax expense	$8,047	$8,010	$6,927
Tax-exempt interest income	(2,554)	(2,517)	(2,556)
Nondeductible interest expense	139	146	195
Other, net	(387)	(392)	(343)
Reported income tax expense	$5,245	$5,247	$4,223

The components of net deferred tax assets, included in other assets, are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses and unearned fee income	$3,219	$3,159
Valuation allowance on other real estate owned	73	210
Deferred compensation and other liabilities	2,176	1,788
Discount accretion of securities	19	---
Total deferred tax assets	$5,487	$5,157

Deferred tax liabilities:
Fixed assets	$(317)	$(266)
Deposit intangibles	(1,039)	(912)
Other	(31)	(138)
Net unrealized gains on securities available for sale	(1,102)	(1,425)
Total deferred tax liabilities	(2,489)	(2,741)
Net deferred tax assets	$2,998	$2,416

The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2012 and 2011 because the realization of all gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.

Note 11: Restrictions on Dividends
The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2012, 2011 and 2010, dividends received from subsidiary banks were $7,639, $7,258 and $6,309, respectively.
Substantially all of Bankshares’ retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2012, retained net income, which was free of such restriction, amounted to approximately $30,700.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Company and the bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2011, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed the bank’s category. The Company’s and the bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are also presented in the following tables.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital (to risk weighted assets)
NBI consolidated	$151,824	22.4%	$54,225	8.00%	N/A	N/A
NBB	148,684	22.0%	53,984	8.00%	$67,481	10.00%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$143,472	21.2%	$27,113	4.00%	N/A	N/A
NBB	140,335	20.8%	26,992	4.00%	$40,488	6.00%
Tier 1 capital (to average assets)
NBI consolidated	$143,472	13.3%	$43,010	4.00%	N/A	N/A
NBB	140,335	13.1%	42,973	4.00%	$53,716	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital (to risk weighted assets)
NBI consolidated	$140,228	20.9%	$53,615	8.0%	N/A	N/A
NBB	136,932	20.5%	53,348	8.0%	$66,684	10.0%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$132,160	19.7%	$26,807	4.0%	N/A	N/A
NBB	128,864	19.3%	26,674	4.0%	$40,011	6.0%
Tier 1 capital (to average assets)
NBI consolidated	$132,160	12.7%	$41,598	4.0%	N/A	N/A
NBB	128,864	12.5%	41,293	4.0%	$51,617	5.0%

Note 13: Condensed Financial Statements of Parent Company
Financial information pertaining only to NBI (Parent) is as follows:

Condensed Balance Sheets

	December 31,
	2012	2011
Assets
Cash due from subsidiaries	$21	$2
Securities available for sale	1,597	2,140
Investments in subsidiaries, at equity	148,443	139,267
Refundable income taxes	77	---
Other assets	635	570
Total assets	$150,773	$141,979

Liabilities and Stockholders’ Equity
Other liabilities	$664	$680
Stockholders’ equity	150,109	141,299
Total liabilities and stockholders’ equity	$150,773	$141,979

Condensed Statements of Income	Years Ended December 31,
	2012	2011	2010
Income
Dividends from subsidiaries	$7,639	$7,258	$6,309
Interest on securities – taxable	5	17	23
Interest on securities – nontaxable	33	42	44
Other income	1,213	1,210	1,157
	$8,890	$8,527	$7,533
Expenses
Other expenses	$1,791	$1,794	$1,756
Income before income tax benefit and equity in undistributed net income of subsidiaries	7,099	6,733	5,777
Applicable income tax benefit	136	148	152
Income before equity in undistributed net income of subsidiaries	7,235	6,881	5,929
Equity in undistributed net income of subsidiaries	10,512	10,757	9,640
Net income	$17,747	$17,638	$15,569

Condensed Statements of Cash Flows	Years ended December 31,
	2012	2011	2010
Cash Flows from Operating Expenses
Net income	$17,747	$17,638	$15,569
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(10,512)	(10,757)	(9,640)
Amortization of premiums and accretion of discounts, net	1	1	2
Depreciation expense	12	9	9
Net change in refundable income taxes due from subsidiaries	77	---	56
Net change in other assets	(199)	147	(24)
Net change in other liabilities	(124)	(364)	244
Net cash provided by operating activities	7,002	6,674	6,216

Cash Flows from Investing Activities
Purchases of securities available for sale	(815)	(1,973)	(1,868)
Maturities and calls of securities available for sale	1,352	2,250	1,950
Net cash provided by investing activities	537	277	82

Cash Flows from Financing Activities
Cash dividends paid	(7,639)	(6,938)	(6,309)
Exercise of stock options	119	92	---
Capital distribution to subsidiary	---	(105)	---
Net cash used in financing activities	(7,520)	(6,951)	(6,309)
Net change in cash	19	---	(11)
Cash due from subsidiaries at beginning of year	2	2	13
Cash due from subsidiaries at end of year	$21	$2	$2

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
At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2012	2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$128,162	$130,369
Standby letters of credit	12,533	13,206
Mortgage loans sold with potential recourse	22,574	13,419

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
The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2012, the Company originated $22,747 and sold $22,574 to investors, compared to $13,582 originated and $13,419 sold in 2011. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.
At December 31, 2012, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $408 and loans held for sale of $2,796. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.
The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2012 that exceeded the insurance limits of the Federal Deposit Insurance Corporation was $4. The FDIC’s Transaction Account Guarantee Program (“TAG”) provided unlimited coverage for noninterest bearing deposit accounts. The Company’s deposits with other commercial banks were subject to the TAG coverage. The TAG expired December 31, 2012. The Company does not expect that the expiration of the TAG program will significantly affect the off-balance sheet risk associated with its deposits in other commercial banks.

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

Commercial real estate as of December 31, 2012 and 2011 represented approximately 51% of the loan portfolio, at $304,308 and $303,192, respectively. Included in commercial real estate are loans for college housing and professional office buildings that comprised $171,186 and $166,710 as of December 31, 2012 and 2011 respectively, corresponding to approximately 29% of the loan portfolio at December 31, 2012 and 28% of the loan portfolio at December 31, 2011. Loans secured by residential real estate were approximately $143,262, or 24% of the portfolio, and $150,224, or 26% of the portfolio at December 31, 2012 and 2011, respectively. Loans secured by automobiles represented 2% of the portfolio for both dates, at $11,764 and $13,089 at December 31, 2012 and 2011, respectively.
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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

		Fair Value Measurements at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,073	$	---	$2,073	$	---
U.S. Government agencies and corporations	129,564		---	129,564		---
States and political subdivisions	36,779		---	36,779		---
Mortgage-backed securities	4,569		---	4,569		---
Corporate debt securities	14,575		---	14,575		---
Other securities	2,255		---	2,255		---
Total securities available for sale	$189,815	$	---	$189,815	$	---

		Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,150	$	---	$2,150	$	---
U.S. Government agencies and corporations	96,003		---	96,003		---
States and political subdivisions	49,122		---	49,122		---
Mortgage-backed securities	7,725		---	7,725		---
Corporate debt securities	16,077		---	16,077		---
Other securities	2,175		---	2,175		---
Total securities available for sale	$173,252	$	---	$173,252	$	---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2012 and 2011. Gains and losses on the sale of loans are recorded within other income from mortgage banking on the Consolidated Statements of Income.

Impaired Loans
Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Troubled debt restructurings are impaired loans. Impaired loans are measured at fair value on a nonrecurring basis. If an individually-evaluated impaired loan’s balance exceeds fair value, the amount is allocated to the allowance for loan losses. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.
The fair value of an impaired loan and measurement of associated loss is based on one of three methods: the observable market price of the loan, the present value of projected cash flows, or the fair value of the collateral. The observable market price of a loan is categorized as a Level 1 input. The present value of  projected cash flows method results in a Level 3 categorization because the calculation relies on the Company’s judgment to determine projected cash flows, which are then discounted at the current rate of the loan, or the rate prior to modification if the loan is a troubled debt restructure.

Loans measured using the fair value of collateral method may be categorized in Level 2 or Level 3. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Most collateral is real estate. The value of real estate collateral that is determined  by a current (less than 12 months of age) appraisal utilizing an income or market valuation approach conducted by an independent, licensed appraiser outside of the Company using observable market data is categorized as Level 2. If a current appraisal cannot be obtained prior to a reporting date and an existing appraisal is discounted to obtain an estimated value, or if declines in value are identified after the date of the appraisal, or if an appraisal is discounted for estimated selling costs, the valuation of real estate collateral is categorized as Level 3. The value of business equipment is based upon an outside appraisal (Level 2) if deemed significant, or the net book value on the applicable business’ financial statements (Level 3) if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).
As of December 31, 2012, the fair value measurements for impaired loans with specific allocations were primarily based upon the fair value of collateral, with one loan valued based on the present value of cash flows. Fair value measurements for impaired loans as of December 31, 2011 were based upon the collateral method.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

			Carrying value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2012	Impaired loans net of valuation allowance	$362	$	---	$	---	$362
December 31, 2011	Impaired loans net of valuation allowance	5,968		---		---	5,968

Impaired loans are measured quarterly for impairment. The Company employs the most applicable valuation method for each loan based on current information at the time of valuation. The valuation procedures for 2012 resulted in changes in valuation method from collateral-based to the present value of cash flows for certain loans, reduced allocations for certain loans or required partial charge-offs to reduce certain collateral-dependent loans to fair value and in turn removed the specific allocation. The impaired loans removed from Level 3 as well as the change in balance for impairment allocation summarized above reflect the change in valuation method, updated fair values from newly obtained appraisals or projections, and resulting change in allocation for these loans.
Certain impaired loans were removed from Level 3 due to foreclosure or charge-off. One foreclosure resulted in an increase to the Company’s other real estate owned. Certain unsecured loans were charged off, while the remaining foreclosures were secured by properties that were purchased by third parties at auction.

The following table presents information about Level 3 Fair Value Measurements for December 31, 2012.

	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	Discounted appraised value	Selling cost	0% - 10.00% (2.00%)
Impaired loans	Discounted appraised value	Discount for lack of marketability and age of appraisal	0% - 60.00% (52.00%)
Impaired loans	Present value of cash flows	Discount rate	6.00%(1)

(1)	Of the Company’s impaired loans with specific allocations based on Level 3 inputs, only one loan was valued using present value of cash flows.

Other Real Estate Owned
Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Valuation of other real estate owned is determined using current appraisals from independent parties, a level two input.  If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 imputs.

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2012	Other real estate owned net of valuation allowance	$1,435	$	---	$	---	$1,435
December 31, 2011	Other real estate owned net of valuation allowance	1,489		---		---	1,489

The following table presents information about Level 3 Fair Value Measurements for December 31, 2012.

	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(1) - 6.00% (4.30%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00% - 30.90% (4.68%)

(1)
The Company markets other real estate owned both independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Due from Bank, and Interest-Bearing Deposits
The carrying amounts approximate fair value.
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
Commitments to Extend Credit and Standby Letters of Credit
The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2012 and 2011, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2012
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2		Level 3
Financial assets:
Cash and due from banks	$14,783	$14,783	$	---	$	---
Interest-bearing deposits	96,597	96,597		---		---
Securities	352,043	---		362,350		---
Mortgage loans held for sale	2,796	---		2,796		---
Loans, net	583,813	---		---		570,471
Accrued interest receivable	6,247	---		3,291		2,956
Bank-owned life insurance	20,523	20,523		---		---
Financial liabilities:
Deposits	$946,766	$669,028	$	---		$272,820
Accrued interest payable	139	41		---		98

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$11,897	$11,897
Interest-bearing deposits	98,355	98,355
Securities	318,913	326,347
Mortgage loans held for sale	2,623	2,623
Loans, net	580,402	572,357
Accrued interest receivable	6,304	6,304
Bank-owned life insurance	19,812	19,812
Financial liabilities:
Deposits	$919,333	$913,882
Accrued interest payable	206	206

Note 17: Components of Accumulated Other Comprehensive Income

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2009	$1,632	$(2,124)	$(492)
Unrealized holding loss on available for sale securities net of tax of ($923)	(1,716)	---	(1,716)
Reclassification adjustment, net of tax of ($7)	(12)	---	(12)
Net pension loss arising during the period, net of tax of ($188)	---	(348)	(348)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($39)	---	(73)	(73)
Balance at December 31, 2010	(96)	(2,545)	(2,641)
Unrealized holding gain on available for sale securities net of tax of $1,468	2,725	---	2,725
Reclassification adjustment, net of tax of $9	17	---	17
Net pension loss arising during the period, net of tax of ($731)	---	(1,356)	(1,356)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($35)	---	(66)	(66)
Balance at December 31, 2011	2,646	(3,967)	(1,321)
Unrealized holding loss on available for sale securities net of tax of ($320)	(592)	---	(592)
Reclassification adjustment, net of tax of ($3)	(7)	---	(7)
Net pension loss arising during the period, net of tax of ($405)	---	(752)	(752)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($35)	---	(66)	(66)
Balance at December 31, 2012	$2,047	$(4,785)	$(2,738)

Note 18.  Intangible Assets and Goodwill

In accounting for goodwill and intangible assets, the Company conducts an impairment review at least annually and more frequently if certain impairment indicators are in evidence. Accounting guidance provides the option of performing preliminary assessment of qualitative factors before performing more substantial testing for impairment. If the preliminary assessment indicates that it is more likely than not that fair value is below carrying value, a two-step test is employed to determine impairment. The Company opted not to perform the preliminary assessment and employed the two-step test to determine impairment. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2012, 2011 or 2010.

Information concerning goodwill and intangible assets for years ended December 31, 2012 and 2011 is presented in the following table:

	Gross Carrying Value	Accumulated Amortization		Net Carrying Value
December 31, 2012
Amortizable core deposit intangibles	$16,257		$12,728	$3,529
Unamortizable goodwill	$5,848	$	---	$5,848

December 31, 2011
Amortizable core deposit intangibles	$16,257		$11,645	$4,612
Unamortizable goodwill	$5,848	$	---	$5,848

As of December 31, 2012, the estimated amortization expense of core deposit intangibles are as follows:

2013	$1,075
2014	1,075
2015	999
2016	257
Thereafter	123
Total	$3,529

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
National Bankshares, Inc.
Blacksburg, Virginia

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bankshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2013 expressed an unqualified opinion on the effectiveness of National Bankshares, Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia
March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
National Bankshares, Inc.
Blacksburg, Virginia

We have audited National Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  National Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, National Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of National Bankshares, Inc. and subsidiaries and our report dated March 8, 2013 expressed an unqualified opinion.

Winchester, Virginia
March 8, 2013

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and  Procedures

Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2012 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2012.
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

Item 9B. Other Information

Subsequent Events
From December 31, 2012, the balance sheet date of this Form 10-K, through the date of filing of the Form 10-K with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provides evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to the directors of Bankshares is set out under the caption “Election of Directors” of Bankshares’ Proxy Statement dated March 8, 2013 which information is incorporated herein by reference.
The Board of Directors of Bankshares has a standing audit committee made up entirely of independent directors, as that term is defined in the NASDAQ Stock Market Listing Rules. In 2012, Dr. J. M. Lewis chaired the Audit Committee and its members were Mr. L. J. Ball, Mr. J. W. Bowling, Dr. J. E. Dooley and Mr. C. E. Green, III. Mr. Bowling served on the Committee until his death in May 2012. Dr. Dooley joined the Committee in November 2012. Each member of the Audit Committee has extensive business experience; however, the Committee has identified Dr. Lewis as its financial expert, since he has a professional background which involves financial oversight responsibilities. Dr. Lewis currently oversees the preparation of financial statements in his role as President of New River Community College. He previously served as the College’s Chief Financial Officer. The Audit Committee’s Charter is available on the Company’s web site at www.nationalbankshares.com.
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

Name	Age	Offices and Positions Held	Year Elected an Officer/Director
James G. Rakes	68	Chairman, President and Chief Executive Officer, National Bankshares, Inc.; President and Chief Executive Officer of National Bank of Blacksburg since 1983 and Chairman since 2005. Chairman, President and CEO of National Bankshares Financial Services, Inc. since June 1, 2011; prior thereto Chairman, President and Treasurer since 2001.	1986
David K. Skeens	46	Treasurer and Chief Financial Officer of National Bankshares, Inc. since January 14, 2009; Senior Vice President/Operations & Risk Management & CFO of National Bank of Blacksburg since 2009; prior thereto Senior Vice President/Operations & Risk Management since 2008; prior thereto Vice President/Operations & Risk Management since 2004.	2009
F. Brad Denardo	60	Executive Vice President, National Bankshares, Inc. since 2008; Interim Treasurer and Chief Financial Officer from May 23, 2008 to January 14, 2009; prior thereto Corporate Officer since 1989; Executive Vice President/Chief Operating Officer of National Bank of Blacksburg since 2002; Treasurer of National Bankshares Financial Services, Inc. since June 1, 2011.	1989
Bryson J. Hunter	45	Secretary & Counsel, National Bankshares, Inc. since July 1, 2011; Counsel of National Bank of Blacksburg since May 18, 2011. Secretary & Counsel of National Bankshares Financial Services, Inc. since June 1, 2011; prior thereto Partner, Gentry Locke Rakes & Moore, LLP since 2008; prior thereto Associate, Gentry Locke Rakes & Moore, LLP since 2001.	2011

Item 11. Executive Compensation

The information set forth under “Executive Compensation” on pages 11 through 18 of NBI’s Proxy Statement dated March 8, 2013 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under “Stock Ownership of Directors and Executive Officers” on page 2 of NBI’s Proxy Statement dated March 8, 2013 for the Annual Meeting of Stockholders to be held April 9, 2013 is incorporated herein by reference.

The following table summarizes information concerning National Bankshares equity compensation plans at December 31, 2012:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by stockholders 1999 Stock Option Plan	69,000	$23.75	---
Equity compensation plans not approved by stockholders	---	---	---
Total	69,000	$23.75	---

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under “Director Independence and Certain Transactions With Officers and Directors” on pages 6 and 7 of NBI’s Proxy Statement dated March 8, 2013 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The following fees were paid to Yount, Hyde & Barbour, P.C., Certified Public Accountants, for services provided to NBI for the years ended December 31, 2012 and 2011. The Audit Committee determined that the provision of non-audit services by Yount, Hyde & Barbour P.C. did not compromise the firm’s ability to maintain its independence.

Principal Accounting Fees and Services

	2012		2011
	Fees	Percentage	Fees	Percentage
Audit fees	$112,00	77%	$108,750	77%
Audit-related fees	26,250	18%	24,950	18%
Tax fees	7,750	5%	7,500	5%
	$146,000	100%	$141,200	100%

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

Item 15. Exhibits, Financial Statement Schedules

(a) (1)  Financial Statements
The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – As of December 31, 2012 and 2011
Consolidated Statements of Income – Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income – Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Annual Report on Form
10-K.

(a) (3) Exhibits
A list of the exhibits filed or incorporated in this Annual Report by reference is as follows:

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)

*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(viii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(viii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
+21	Subsidiaries of the Registrant	Included herein
+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	(incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10K for fiscal year ended December 31, 2012)
+31(i)	Section 906 Certification of Chief Executive Officer	Page 92
+31(ii)	Section 906 Certification of Chief Financial Officer	Page 93
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 95
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 95
+101
The following materials from National Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
Included herein
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

Date: March 8, 2013

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

Date: March 8, 2013

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

Date: March 8, 2013

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Date	Title

/s/ L. J. BALL	03/8/2013	Director
L. J. Ball

/s/ J. E. DOOLEY	03/8/2013	Director
J. E. Dooley

/s/ C. E. GREEN, III	03/8/2013	Director
C. E. Green, III

/s/ J. M. LEWIS	03/8/2013	Director
J. M. Lewis

/s/ M. G. MILLER	03/8/2013	Director
M. G. Miller

/s/ W. A. PEERY	03/8/2013	Director
W. A. Peery

/s/ J. G. RAKES	03/8/2013	Chairman of the Board
J. G. Rakes		President and Chief Executive Officer – National Bankshares, Inc. Director

/s/ G. P. REYNOLDS	03/8/2013	Director
G. P. Reynolds

/s/ J. M. SHULER	03/8/2013	Director
J. M. Shuler

Exhibit 32(i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO U.S.C. SECTION 1350

In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2012, I, James G. Rakes, Chairman, President and Chief Executive Officer of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1)	such Form 10-K for the year ended December 31, 2012, fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2)
the information contained in such Form 10-K for the year ended December 31, 2012, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ JAMES G. RAKES
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Exhibit 32(ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO U.S.C. SECTION 1350

In connection with the Form 10-K of National Bankshares, Inc. for the year ended December 31, 2012, I, David K. Skeens, Treasurer and Chief Financial Officer of National Bankshares, Inc., hereby certify pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1) such Form 10-K for the year ended December 31, 2012, fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2)  the information contained in such Form 10-K for the year ended December 31, 2012, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Index of Exhibits

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit No.	Title	Page Number
31(i)	Section 906 Certification of Chief Executive Officer	Page 92
31(ii)	Section 906 Certification of Chief Financial Officer	Page 93
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 95
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 95