Form 10-K/A
period 2012-12-31
NATIONAL BANKSHARES INC
filed 2013-03-26
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Form 10-K/A”) filed by National Bankshares, Inc. (the “Company”) as of and for the year ended December 31, 2012 (the “Form 10-K”) is being filed in order to amend the Form 10-K and the Company’s consolidated financial statements and accompanying footnotes as of and for the year ended December 31, 2012 (the “2012 Financials”) and other related information included therein.

As reported by the Company, in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2013, management determined, and the Company’s Board of Directors and the National Bank Board of Directors agreed, that the 2012 consolidated financial statements (the “2012 Financials”) should be restated to reflect reclassification of certain loans into nonaccrual status. There was no impact on the consolidated income statement of National Bankshares, Inc. as a result of these changes.

For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety. For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following items and sections in the Form 10-K have been amended and restated in their entirety:

•	Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II, Item 8 – Financial Statements and Supplemental Data;

•	Part II, Item 9A – Controls and Procedures.

Additionally, Part IV, Item 15 has been amended and restated to include the currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a – 14 of the Securities Exchange Act of 1934.

Other than the items outlined above, there are no changes to the Form 10-K. No attempt has been made in this Form 10-K/A to modify or update the disclosures presented in the Form 10-K, including the exhibits to the Form 10-K, except as required to reflect the effects of the restatement of the 2012 Financials. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 8, 2013. Except as otherwise specifically noted, all information contained herein is as of December 31, 2012 and does not reflect any events or changes that have occurred subsequent to that date including any forward-looking statements previously included in the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings, if any.

The Company has not amended, and does not intend to amend, any of its other previously filed reports. (Note: No other periods were affected by the restatement of the 2012 Financials). Our previously issued consolidated financial statements as of and for the year ended December 31, 2012, which were filed with the 10-K, should no longer be relied upon, as we have reported before.

This Form 10-K/A includes changes to Item 9A – Controls and Procedures and reflects management’s restated assessment of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. This restatement of management’s assessment regarding disclosure controls and procedures results from the identification of a material weakness in internal control over financial reporting. As a result of the need to restate the 2012 Financials, management has reassessed the effectiveness of the Company’s internal control over financial reporting and has concluded that, as of December 31, 2012, there was a material weakness in the Company’s internal control over financial reporting. The weakness relates to the classification of loans into nonaccrual status in a timely manner and recorded in the proper period. This Form 10-K/A includes changes to Management’s Report on Internal Control Over Financial Reporting in Item 9A – Controls and Procedures that reflect management’s reassessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The Company has implemented changes in internal controls as of the date of this report to address the material weakness. However, we believe that additional time and testing are necessary before we can conclude that the identified material weakness has been remediated.

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
Form 10-K/A

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
At December 31, 2012, NBB had total assets of $1,101,345 and total deposits of $946,939. NBB’s net income for 2012 was $18,025, which produced a return on average assets of 1.67% and a return on average equity of 12.42%. Refer to Note 13 of the Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

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

NBI’s primary source of funds for dividend payments is dividends from its bank subsidiary, NBB. Bank dividend payments are restricted by regulators, as more fully disclosed in Note 12 of Notes to Consolidated Financial Statements.

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
In both 2011 and 2012, the Company’s growth was internally generated and was not the result of acquisitions.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	12/31/12	12/31/11
Nonperforming loans(1)	$13,021	$5,204
Loans past due 90 days or more and accruing	170	481
Other real estate owned	1,435	1,489
Allowance for loan losses to loans(2)	1.41%	1.37%
Net charge-off ratio	0.49%	0.43%

(1)	Nonperforming loans include nonaccrual loans plus restructured loans in nonaccrual status. Accruing restructured loans are not included.
(2)	Loans are net of unearned income and deferred fees.

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses.  At December 31, 2012, nonperforming loans were $13,021 or 2.20% of loans net of unearned income and deferred fees.  This compares to $5,204 and 0.88% at December 31, 2011.  Loans past due 90 days or more and still accruing at year-end 2012 totaled $170, a decrease of $311 or 64.66%, from $481 at December 31, 2011.  The net charge-off ratio increased slightly, from 0.43% for the year ended December 31, 2011 to 0.49% for the year ended December 31, 2012, while other real estate owned declined $54 or 3.63% for the same period.
The Company’s risk analysis determined an allowance for loan losses of $8,349 at December 31, 2012, resulting in a provision for the year of $3,134, an increase of $185 or 6.27% from the $2,949 for 2011.  The ratio of the allowance for loan losses to loans increased to 1.41%, from 1.37% at December 31, 2011. The methodology for determining the allowance for loan losses relies on historical charge off-trends, modified by trends in nonperforming loans and economic indicators.  More information about the level and calculation methodology of the allowance for loan losses is provided in “Balance Sheet – Loans – Risk Elements,” “Balance Sheet – Loans – Troubled Debt Restructurings,” as well as Notes 1 and 6 to the financial statements.
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

Income Taxes

Income tax expense for 2012 was $5,245 compared to $5,247 in 2011 and $4,223 in 2010. Tax exempt income is the primary difference between expected and actual income tax expense. The Company’s effective tax rates for 2012, 2011 and 2010 were 22.81%, 22.93% and 21.34%, respectively. The Company is subject to the 35% marginal tax rate.  See Note 11 of the Notes to Consolidated Financial Statements for addition information relating to income taxes.

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

Provision and Allowance for Loan Losses

In 2012, the Company saw improvements in some asset quality indicators, including loans 90 days past due and still accruing, assets rated “special mention” and other real estate owned, but weakening in other indicators such as net charge-offs and nonaccrual loans. While, historically, national economic downturns have affected the Company’s market area less severely than other areas of the country, downturns and recoveries typically have a delayed effect on the Company’s local economy.
At December 31, 2012, total nonperforming assets were $14,456 compared to $6,693 at December 31, 2011. See “Balance Sheet – Loans – Risk Elements” for additional detail about nonperforming assets. Net charge-offs increased by $308, with the ratio of net charge-offs to average loans increasing 6 basis points, from 0.43% in 2011 to 0.49% in 2012.
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

	December 31,
	2012		2011		2010		2009		2008
Nonaccrual loans:
Real estate construction		$3,109	$	---	$	---		$2,643	$	---
Consumer real estate		612		296		964		---		---
Commercial real estate		7,018		702		526		1,455		1,333
Commercial non real estate		82		400		448		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		49		---		---		---		---
Total nonaccrual loans		$10,870		$1,398		$1,938		$4,098		$1,333
Restructured loans (TDR Loans) in nonaccrual
Real estate construction		$123		$1,681		$2,185	$	---	$	---
Consumer real estate		407		315		---		---		---
Commercial real estate		1,142		1,544		3,698		---		---
Commercial non real estate		479		198		250		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		68		---		---		---
Total restructured loans in nonaccrual		2,151		3,806		6,133		---		---
Total nonperforming loans		$13,021		$5,204		$8,071		$4,098		$1,333
Other real estate owned, net		1,435		1,489		1,723		2,126		1,984
Total nonperforming assets		$14,456		$6,693		$9,794		$6,224		$3,317
Accruing loans past due 90 days or more:
Real estate construction	$	---	$	---	$	---		$20	$	---
Consumer real estate		156		346		612		873		394
Commercial real estate		---		63		577		643		589
Commercial non real estate		---		26		81		99		74
Public sector and IDA		---		---		---		---		---
Consumer non real estate		14		46		66		62		70
		$170		$481		$1,336		$1,697		$1,127
Accruing restructured loans:
Real estate construction	$	---		$1,611	$	---	$	---	$	---
Consumer real estate		80		156		---		---		---
Commercial real estate		1,886		1,922		350		2,652		---
Commercial non real estate		39		67		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		---		---
		$2,005		$3,756		$350		$2,652	$	---

Loan loss and other indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table

	2012	2011	2010
Provision for loan losses	$3,134	$2,949	$3,409
Net charge-offs to average net loans	0.49%	0.43%	0.46%
Allowance for loan losses to loans, net of unearned income and deferred fees	1.41%	1.37%	1.33%
Allowance for loan losses to nonperforming loans	64.12%	155.03%	94.96%
Allowance for loan losses to nonperforming assets	57.75%	120.54%	78.25%
Nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.44%	1.13%	1.69%
Nonaccrual loans	$10,870	$1,398	$1,938
Restructured loans in nonaccrual status	2,151	3,806	6,133
Other real estate owned, net	1,435	1,489	1,723
Total nonperforming assets	$14,456	$6,693	$9,794
Accruing loans past due 90 days or more	$170	$481	$1,336

Nonperforming loans include nonaccrual loans and restructured loans (“troubled debt restructurings” or “TDR loans”) in nonaccrual status, but do not include accruing loans 90 days or more past due or accruing restructured loans. Troubled debt restructurings are discussed in detail under the section titled “D. Troubled Debt Restructurings (TDR Loans)” below. Impaired loans, or loans for which management does not expect to collect at the original loan terms, but which may or may not be nonperforming, are presented in Note 6 of Notes to Consolidated Financial Statements.
Total impaired loans at December 31, 2012 were $18,456, of which $11,821 were in nonaccrual status. Impaired loans at December 31, 2011 and 2010 were $12,596 and $8,791, of which $5,089 and $7,612 were in nonaccrual status, respectively.
The ratio of the allowance for loan losses to total nonperforming loans decreased from 155.03% in 2011 to 64.12% in 2012. The 116.00% increase in nonperforming assets resulted in the decline in the coverage of the allowance for loan losses to nonperforming assets.  The Company believes the allowance for loan losses is adequate for the credit risk inherent in the loan portfolio.

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
Restructuring generally results in loans with either lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming.  In 2012, the Company modified $1,736 in troubled debt restructurings. Of these, $1,426 subsequently defaulted. The Company defines default as a delay in one payment of more than 90 days. In 2011, the Company modified $2,999 in troubled debt restructurings, of which $2,852 defaulted in 2011. In 2010, the Company modified $3,787 in troubled debt restructurings, of which $1,776 defaulted in 2010. Please refer to Note 6 for information on the effect of default on the allowance for loan losses.

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

B.      Allocation of the Allowance for Loan Losses
The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

	December 31,
	2012		2011		2010		2009		2008
	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
Real estate construction	$1,070	8.48%	$1,079	8.23%	$1,087	8.00%	$1,917	7.57%	$468	10.54%
Consumer real estate	2,263	24.15%	1,245	25.49%	1,052	26.57%	330	26.12%	874	26.44%
Commercial real estate	3,442	51.31%	3,515	51.44%	3,461	50.78%	2,654	49.61%	2,566	48.12%
Commercial non real estate	959	6.30%	1,473	6.59%	1,089	6.50%	1,148	7.01%	1,035	6.41%
Public sector and IDA	142	4.41%	232	2.64%	259	2.17%	84	3.25%	93	2.00%
Consumer non real estate	424	5.35%	403	5.61%	587	5.98%	507	6.44%	700	6.49%
Unallocated	49		121		129		286		122
	$8,349	100.00%	$8,068	100.00%	$7,664	100.00%	$6,926	100.00%	$5,858	100.00%

An analysis of the allowance for loan losses by impairment basis follows:

	December 31,
	2012	2011	2010
Impaired loans	$18,456	$12,596	$8,791
Allowance related to impaired loans	554	1,123	1,200
Allowance to impaired loans	3.00%	8.92%	13.65%

Non-impaired loans	574,659	575,874	567,652
Allowance related to non-impaired loans	7,795	6,945	6,464
Allowance to non-impaired loans	1.36%	1.21%	1.14%

Total loans, net of unearned income and deferred fees	592,162	588,470	576,443
Total allowance for loan losses	8,349	8,068	7,664
Total allowance for total loans	1.41%	1.37%	1.33%

The allowance percentage for impaired loans was 3.00%, 8.92% and 13.65% as of December 31, 2012, 2011 and 2010 respectively. The ratio is subject to fluctuation because impaired loans are individually evaluated. The amount of the individual impaired loan balances that exceeds the fair value is accrued in the allowance for loan losses.
The allowance percentage for non-impaired loans was 1.36%, 1.21% 1.14% as of December 31, 2012, 2011 and 2010 respectively. The allowance for non-impaired loans is determined by applying historical charge-off percentages, as well as additional accruals for internal and external credit risk factors to groups of non-impaired loans. The ratio increased from prior years because of increased historical charge-off percentages applied by the 2012 calculation and higher risk indications from other factors. The increase in the ratio for non-impaired loans directed the increase in the ratio of total allowance to total loans.

Securities

The fair value of securities available for sale was $191,504, an increase of $16,586 or 9.48% from December 31, 2011. The amortized cost of securities held to maturity was $160,539 at December 31, 2012 and $143,995 at December 31, 2011, an increase of $16,544 or 11.49%. Both categories of securities increased in 2012, as liquidity from deposit growth outpaced loan opportunities.
Additional information about securities available for sale and securities held to maturity can be found in Note 4 of the Notes to Consolidated Financial Statements.
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

Derivatives and Market Risk Exposures

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 15, of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA’s and FNMA’s, with a fair value of approximately $5,335. See Note 4 of Notes to Consolidated Financial Statements for additional information relating to securities.
The Company’s securities and loans are subject to credit and interest rate risk, and its deposits are subject to interest rate risk. Management considers credit risk when a loan is granted and monitors credit risk after the loan is granted. The Company maintains an allowance for loan losses to absorb losses in the collection of its loans. See Note 6 of Notes to Consolidated Financial Statements for information relating to the allowance for loan losses. See Note 16 of Notes to Consolidated Financial Statements for information relating to concentrations of credit risk. The Company has an asset/liability program to manage its interest rate risk. This program provides management with information related to the rate sensitivity of certain assets and liabilities and the effect of changing rates on profitability and capital accounts.
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
While the asset/liability planning program is designed to protect the Company over the long term, it does not provide near-term protection from interest rate shocks, as interest rate sensitive assets and liabilities do not by their nature move up or down in tandem in response to changes in the overall rate environment. The Company’s profitability in the near term may be temporarily negatively affected in a period of rapidly rising or rapidly falling rates, because it takes some time for the Company to change its rates to adjust to a new interest rate environment. See Note 17 of Notes to Consolidated Financial Statements for information relating to fair value of financial instruments and comments concerning interest rate sensitivity.

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

Note 2: Restatement of Consolidated Financial Statements
Subsequent to filing the Company’s annual report on Form 10-K for the year ended December 31, 2012, the Company determined that certain loans should have been reflected as nonaccrual status in the related disclosures and analysis in the footnotes to the consolidated financial statements.  This restatement had no effect on the consolidated balance sheet at December 31, 2012, or the consolidated statements of income, comprehensive income or cash flows for the year ended December 31, 2012.

The effect of the restatement on the footnotes to the consolidated financial statements is as follows:

Restatements to Note 6: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Provision for loan losses
As reported	$723	$1,380	$1,389	$(410)	$(90)	$182	$(40)	$3,134
As restated	618	1,380	1,516	(407)	(90)	189	(72)	3,134
Balance, December 31, 2012
As reported	$1,175	$2,263	$3,315	$956	$142	$417	$81	$8,349
As restated	1,070	2,263	3,442	959	142	424	49	8,349

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2012
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment
As reported	$	---	$43	$	---	$226	$	---	$	---	$	---	$269
As restated		---	43		273	231		---		7		---	554
Collectively evaluated for impairment
As reported		$1,175	$2,220		$3,315	$730		$142		$417		$81	$8,080
As restated		1,070	2,220		3,169	728		142		417		49	7,795
Total
As reported		$1,175	$2,263		$3,315	$956		$142		$417		$81	$8,349
As restated		1,070	2,263		3,442	959		142		424		49	8,349

	Loans by Segment and Evaluation Method as of
	December 31, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment
As reported	$3,623	$864	$6,048	$518	$	---	$	---	$	---	$11,053
As restated	6,643	864	10,329	574		---		46		---	18,456
Collectively evaluated for impairment
As reported	$46,690	$142,398	$298,260	$36,831		$26,169		$31,714	$	---	$582,062
As restated	43,670	142,398	293,979	36,775		26,169		31,668		---	574,659

A summary of nonperforming assets follows:

	December 31,
	2012	2012
	As reported	As restated
Nonperforming assets:
Nonaccrual loans	$3,466	$10,870
Restructured loans in nonaccrual	2,151	2,151
Total nonperforming loans	5,617	13,021
Other real estate owned, net	1,435	1,435
Total nonperforming assets	7,052	14,456
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.19%	2.44%
Ratio of allowance for loan losses to nonperforming loans(1)	148.64%	64.12%

(1)	The Company defines nonperforming loans as total nonaccrual and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows:

	December 31,
	2012	2012
	As reported	As restated
Impaired loans:
Impaired loans with no valuation allowance	$10,422	$16,974
Impaired loans with a valuation allowance	631	1,482
Total impaired loans	11,053	18,456
Valuation allowance	(269)	(554)
Impaired loans, net of allowance	$10,784	17,902
Average recorded investment in impaired loans(1)	$13,520	13,540
(1)	Recorded investment includes principal, accrued interest, and deferred fees and costs.

	Impaired Loans as of December 31, 2012
	Principal Balance		(A) Total Recorded Investment(1)		Recorded Investment(1) in (A) for Which There is No Related Allowance		Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction
Construction, other
As reported		$3,500		$3,481		$3,481	$	---	$	---
As restated		6,520		6,487		6,487		---		---
Commercial Real Estate
Multifamily real estate
As reported		$1,752		$1,760		$1,760	$	---	$	---
As restated		5,284		5,288		5,288		---		---
Commercial real estate, owner occupied
As reported		$4,296		$4,293		$4,293	$	---	$	---
As restated		5,045		5,043		4,293		750		273
Commercial Non Real Estate
Commercial and industrial
As reported		$518		$519		$40		$479		$226
As restated		574		574		39		535		231
Consumer Non Real Estate
Automobile
As reported	$	---	$	---	$	---	$	---	$	---
As restated		46		46		---		46		7
Total
As reported		$11,053		$11,037		$10,407		$630		$269
As restated		18,456		18,422		16,940		1,482		554

	Average Investment and Interest Income for Impaired Loans
	For the Year Ended December 31, 2012
	Average Recorded Investment(1)
	As reported	As restated
Real Estate Construction
Construction, other	$4,282	$4,290

Commercial Real Estate
Multifamily real estate	1,456	1,466
Commercial real estate, owner occupied	4,804	4,806
Total	$13,520	$13,540

(1)	Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.

An analysis of past due and nonaccrual loans follows:

December 31, 2012
	30 – 89 Days Past Due	90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, other
As reported	$31		$89	$	---	$89
As restated	31		89		---	3,109
Commercial Real Estate
Multifamily real estate
As reported	$4,202		$261	$	---	$1,093
As restated	671		261		---	4,624
Commercial real estate, owner occupied
As reported	$1,113	$	---	$	---	$2,785
As restated	1,113		---		---	3,536
Commercial Non Real Estate
Commercial and Industrial
As reported	$347		$505	$	---	$505
As restated	291		505		---	561
Consumer Non Real Estate
Automobile
As reported	$142		$10		$10	$3
As restated	142		10		10	49
Total
As reported	$7,677		$3,755		$170	$5,617
As restated	4,090		3,755		170	13,021

The following displays non-impaired loans by quality indicator:

December 31, 2012
	Pass	Special Mention	Classified (Excluding Impaired)
Real Estate Construction
Construction, other
As reported	$29,011	$3,020	$120
As restated	29,011	---	120
Commercial Real Estate
Multifamily residential real estate
As reported	$36,432	$3,520	$324
As restated	36,421	---	324
Commercial real estate owner-occupied
As reported	$160,188	$1,004	$1,079
As restated	160,188	253	1,079
Commercial Non Real Estate
Commercial and Industrial
As reported	$36,374	$152	$318
As restated	36,372	99	318
Consumer Non Real Estate
Automobile
As reported	$12,391	$101	$56
As restated	12,344	101	56
Total
As reported	$564,391	11,983	$4,735
As restated	564,331	4,639	4,735

Restatement to Note 17: Fair Measurements

			Carrying value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2012	Impaired loans net of valuation allowance
As reported		$362	$	---	$	---	$362
As restated		928		---		---	928

The following table presents information about Level 3 Fair Value Measurements for December 31, 2012.

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Discount rate
As reported			6.00%
As restated			6.00% - 7.50% (6.28%)

Note 3: Restriction on Cash
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

Note 4: Securities
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

Note 5: Related Party Transactions
In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to executive officers and directors of Bankshares and its subsidiaries amounting to $1,622 at December 31, 2012 and $3,173 at December 31, 2011. During the year ended December 31, 2012, total principal additions were $677 and principal payments were $2,228.

Note 6: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans
The allowance for loan losses methodology incorporates individual evaluation of impaired loans and collective evaluation of groups of non-impaired loans. The Company performs ongoing analysis of the loan portfolio to determine credit quality and to identify impaired loans. Credit quality is rated based on the loan’s payment history, the borrower’s current financial situation and value of the underlying collateral.
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

An analysis of the allowance for loan losses follows:

	Years ended December 31,
	2012	2011	2010
Balance at beginning of year	$8,068	$7,664	$6,926
Loans charged off	(2,953)	(2,628)	(2,810)
Recoveries of loans previously charged off	100	83	139
Provision for loan losses	3,134	2,949	3,409
Balance at end of year	$8,349	$8,068	$7,664

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows:

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2011	$1,079	$1,245	$3,515	$1,473	$232	$403	$121	$8,068
Charge-offs	(640)	(370)	(1,589)	(109)	---	(245)	---	(2,953)
Recoveries	13	8	---	2	---	77	---	100
Provision for loan losses	618	1,380	1,516	(407)	(90)	189	(72)	3,134
Balance, December 31,2012	$1,070	$2,263	$3,442	$959	$142	$424	$49	$8,349

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2011(1)
	Consumer Real Estate	Consumer Non-Real Estate	Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated	Total
Balance, December 31, 2010	$1,059	$586	$4,033	$1,108	$749	$129	$7,664
Charge-offs	(461)	(266)	(457)	(655)	(789)	---	(2,628)
Recoveries	14	68	---	1	---	---	83
Provision for loan losses	440	13	935	581	988	(8)	2,949
Balance, December 31, 2011	$1,052	$401	$4,511	$1,035	$948	$121	$8,068

(1)
Segments reported for December 31, 2011 and December 31, 2010 are presented using the segmentation method in effect for 2011 and 2010. The Company began reporting under revised segments beginning 2012.

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2010(1)
	Consumer Real Estate	Consumer Non-Real Estate	Commercial Real Estate	Commercial & Industrial	Construction, Development & Land	Unallocated	Total
Balance, December 31, 2009	$249	$1,049	$4,321	$459	$562	$286	$6,926
Charge-offs	(89)	(358)	(1,021)	(927)	(415)	---	(2,810)
Recoveries	10	67	61	1	---	---	139
Provision for loan losses	889	(172)	672	1,575	602	(157)	3,409
Balance, December 31, 2010	$1,059	$586	$4,033	$1,108	$749	$129	$7,664

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2012
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$43	$273	$231	$	---	$7	$	---	$554
Collectively evaluated for impairment		1,070	2,220	3,169	728		142	417		49	7,795
Total		$1,070	$2,263	$3,442	$959		$142	$424		$49	$8,349

	Loans by Segment and Evaluation Method as of
	December 31, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$6,643	$864	$10,329	$574	$	---	$46	$	---	$18,456
Collectively evaluated for impairment	43,670	142,398	293,979	36,775		26,169	31,668		---	574,659
Total	$50,313	$143,262	$304,308	$37,349		$26,169	$31,714	$	---	$593,115

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2011(1)
	Consumer Real Estate		Consumer Non-Real Estate		Commercial Real Estate	Commercial & Industrial	Construction, Development & Other Land	Unallocated		Total
Individually evaluated for impairment	$	---	$	---	$1,014	$62	$47	$	---	$1,123
Collectively evaluated for impairment		1,052		401	3,497	973	901		121	6,945
Total		$1,052		$401	$4,511	$1,035	$948		$121	$8,068

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

A summary of ratios for the allowance for loan losses follows:
	December 31,
	2012	2011	2010
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.41%	1.37%	1.33%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees	0.49%	0.43%	0.46%

A summary of nonperforming assets follows:

	December 31,
	2012	2011	2010
Nonperforming assets:
Nonaccrual loans	$10,870	$1,398	$1,938
Restructured loans in nonaccrual	2,151	3,806	6,133
Total nonperforming loans	13,021	5,204	8,071
Other real estate owned, net	1,435	1,489	1,723
Total nonperforming assets	$14,456	$6,693	$9,794
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.44%	1.13%	1.69%
Ratio of allowance for loan losses to nonperforming loans(1)	64.12%	155.03%	94.96%

(1)	The Company defines nonperforming loans as total nonaccrual and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows:

	December 31,
	2012		2011		2010
Loans past due 90 days or more and still accruing		$170		$481		$1,336
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.03%		0.08%		0.23%
Accruing restructured loans		$2,005		$3,756		$350
Impaired loans:
Impaired loans with no valuation allowance		$16,974		$5,505		$1,115
Impaired loans with a valuation allowance		1,482		7,091		7,676
Total impaired loans		18,456		12,596		8,791
Valuation allowance		(554)		(1,123)		(1,200)
Impaired loans, net of allowance		$17,902		$11,473		$7,591
Average recorded investment in impaired loans(1)		$13,540		$8,734		$7,526
Income recognized on impaired loans, after designation as impaired		$9		$141		$17
Amount of income recognized on a cash basis	$	---	$	---	$	---

(1)	Recorded investment includes principal, accrued interest, and deferred fees and costs.

No interest income was recognized on nonaccrual loans for the years ended December 31, 2012, 2011 or 2010.  Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows:

	Impaired Loans as of December 31, 2012
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction
Construction, residential	$123	$118	$118	$	---	$	---
Construction, other	6,520	6,487	6,487		---		---

Consumer Real Estate
Equity lines	---	---	---		---		---
Residential closed-end first liens	783	785	634		151		43
Residential closed-end junior liens	81	81	81		---		---

Commercial Real Estate
Multifamily real estate	5,284	5,288	5,288		---		---
Commercial real estate, owner occupied	5,045	5,043	4,293		750		273
Commercial real estate, other	---	---	---		---		---

Commercial Non Real Estate
Commercial and Industrial	574	574	39		535		231

Public Sector and IDA
Public sector and IDA	---	---	---		---		---

Consumer Non Real Estate
Credit cards	---	---	---		---		---
Automobile	46	46	---		46		7
Other consumer loans	---	---	---		---		---
Total	$18,456	$18,422	$16,940		$1,482		$554

(1)	Recorded investment includes the unpaid principal balance, accrued interest and any accrued interest and deferred fees.

	Impaired Loans as of December 31, 2011(3)
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$237	$237	$237	$	---	$	---

Commercial Real Estate(2)
College housing	366	366	366		---		---
Office and Retail	3,500	3,500	---		3,500		57
Hotel	3,319	3,320	2,794		526		16
Medical Professionals	66	67	---		67		66
General contractors	703	703	176		527		402
Other commercial real estate	1,113	1,112	425		687		474

Commercial and Industrial(2)
Commercial and Industrial	139	139	---		139		62

Construction, Development and Land(2)
Residential	2,901	2,912	1,256		1,656		46
Commercial	252	252	252		---		---
Total	$12,596	$12,608	$5,506		$7,102		$1,123

(1)	Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.
(2) Only classes with impaired loans are shown.
(3)	Segments and classes at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

	Impaired Loans as of December 31, 2010(3)
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance		Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$505	$505	$	---	$505	$26

Commercial Real Estate(2)
Hotel	3,509	3,509		287	3,222	267
Convenience stores	577	592		592	---	---
Other commercial real estate	1,065	1,066		---	1,066	299

Commercial and Industrial(2)
Commercial and Industrial	698	698		---	698	508

Construction, Development and Land(2)
Residential	2,185	2,185		---	2,185	100
Commercial	252	253		253	---	---
Total	$8,791	$8,808		$1,132	$7,676	$1,200

(1)	Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.
(2) Only classes with impaired loans are shown.
(3)
Segments reported for December 31, 2011 and December 31, 2010 are presented using the segmentation method in effect for 2011 and 2010. The Company began reporting under revised segments beginning 2012.

	Average Investment and Interest Income for Impaired Loans
	For the Year Ended December 31, 2012
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction
Construction, residential	$1,171	$	---
Construction, other	4,290		1

Commercial Real Estate
Equity lines	101		---
Residential closed-end first liens	873		2
Residential closed-end junior liens	234		---

Commercial Real Estate
Multifamily real estate	1,466		5
Commercial real estate, owner occupied	4,806		1
Commercial real estate, other	---		---

Commercial Non Real Estate
Commercial and Industrial	570		---

Public Sector and IDA
Public sector and IDA	---		---

Consumer Non Real Estate
Credit cards	---		---
Automobile	4		---
Other consumer	25		---
Total	$13,540		$9

(1)	Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.

	Average Investment and Interest Income for Impaired Loans
	For the Year Ended December 31, 2011(3)		For the Year Ended December 31, 2010(3)
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$450	$3	$337	$	---

Commercial Real Estate(2)
College Housing	281	7	---		---
Office and Retail	292	---	253		---
Hotels	3,445	41	2,767		---
Medical Professionals	67	5	---		---
Convenience Stores	---	---	49		15
General Contractors	112	4	---		---
Other Commercial Real Estate	1,139	24	337		1

Commercial & Industrial(2)
Commercial & Industrial	553	---	1,183		---

Construction, Development and Land(2)
Residential	2,143	49	2,579		---
Commercial	252	8	21		1
Total	$8,734	$141	$7,526		$17
(1)	Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees and costs.
(2)	Only classes with impaired loans are shown.
(3)
Segments reported for December 31, 2011 and December 31, 2010 are presented using the segmentation method in effect for 2011 and 2010. The Company began reporting under revised segments beginning 2012.

An analysis of past due and nonaccrual loans follows:

December 31, 2012
	30 – 89 Days Past Due		90 or More Days Past Due	90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$123	$	---	$123
Construction, other		31	89		---	3,109

Consumer Real Estate
Equity lines		22	30		30	98
Residential closed-end first liens		1,507	605		126	801
Residential closed-end junior liens		121	39		---	120

Commercial Real Estate
Multifamily real estate		671	261		---	4,624
Commercial real estate, owner occupied		1,113	---		---	3,536
Commercial real estate, other		40	2,089		---	---

Commercial Non Real Estate
Commercial and Industrial		291	505		---	561

Public Sector and IDA
Public sector and IDA		---	---		---	---

Consumer Non Real Estate
Credit cards		20	4		4	---
Automobile		142	10		10	49
Other consumer loans		132	---		---	---
Total		$4,090	$3,755		$170	$13,021

December 31, 2011(1)
	30 – 89 Days Past Due		90 or More Days Past Due		90 Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Consumer Real Estate
Equity Lines	$	---	$	---	$	---	$	---
Closed-ended Consumer Real Estate		1,735		658		346		313
Consumer Construction		---		---		---		---

Consumer Non-Real Estate
Credit Cards		26		8		8		---
Consumer General		270		38		38		---
Consumer Overdraft		---		---		---		---

Commercial Real Estate
College Housing		452		250		---		250
Office/Retail		---		---		---		---
Nursing Homes		---		---		---		---
Hotels		616		526		---		1,397
Municipalities		---		---		---		---
Medical Professionals		---		---		---		---
Religious Organizations		---		---		---		---
Convenience Stores		---		---		---		---
Entertainment and Sports		---		---		---		---
Nonprofits		---		---		---		---
Restaurants		---		---		---		---
General Contractors		103		---		---		703
Other Commercial Real Estate		815		488		63		1,112

Commercial and Industrial
Commercial and Industrial		31		26		26		139

Construction, Development and Land
Residential		---		1,290		---		1,290
Commercial		252		---		---		---
Total		$4,300		$3,284		$481		$5,204

(1)	Segments and classes at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

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
Determination of risk grades was completed for the portfolio as of December 31, 2012, 2011 and 2010.

The following displays non-impaired loans by credit quality indicator:

December 31, 2012
	Pass	Special Mention	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$14,344	$158	$	---
Construction, other	29,011	---		120

Consumer Real Estate
Equity lines	17,742	100		182
Closed-end first liens	113,893	652		2,413
Closed-end junior liens	6,713	119		138

Commercial Real Estate
Multifamily residential real estate	36,421	---		324
Commercial real estate owner-occupied	160,188	253		1,079
Commercial real estate other	92,628	3,112		---

Commercial Non Real Estate
Commercial and Industrial	36,372	99		318

Public Sector and IDA
States and political subdivisions	26,170	---		---

Consumer Non Real Estate
Credit cards	6,690	---		---
Automobile	12,344	101		56
Other consumer	11,815	45		105
Total	$564,331	$4,639		$4,735

December 31, 2011(1)
	Pass	Special Mention		Classified (Excluding Impaired)
Consumer Real Estate
Equity Lines	$17,971	$	---	$14
Closed-ended Consumer Real Estate	87,882		595	1,332
Consumer Construction	2,050		---	---

Consumer Non-Real Estate
Credit Cards	6,594		---	1
Consumer General	22,679		42	105
Consumer Overdraft	285		---	1

Commercial Real Estate
College Housing	88,157		452	215
Office/Retail	73,106		420	267
Nursing Homes	16,173		---	---
Hotel	24,498		---	616
Municipalities	19,230		---	---
Medical Professionals	18,577		---	---
Religious Organizations	15,852		---	---
Convenience Stores	10,519		---	---
Entertainment and Sports	7,346		---	---
Nonprofit	3,265		3,170	---
Restaurants	6,138		---	387
General Contractors	4,550		109	247
Other Commercial Real Estate	63,422		---	790

Commercial and Industrial
Commercial and Industrial	37,252		196	137

Construction, Development and Land
Residential	15,732		---	---
Commercial	22,409		2,961	130
Total	$563,687		$7,945	$4,242

(1)	Segments and classes at December 31, 2011 are reported using the segmentation method in effect for 2011. The Company began reporting under revised segments beginning in 2012.

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

Note 7: Premises and Equipment
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

Note 8: Deposits
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

Note 9: Employee Benefit Plans
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

Note 10: Stock Option Plan
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

Note 11: Income Taxes
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

Note 12: Restrictions on Dividends
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

Note 13: Minimum Regulatory Capital Requirement
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

Note 14: Condensed Financial Statements of Parent Company
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

Note 15: Financial Instruments with Off-Balance Sheet Risk
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

Note 16: Concentrations of Credit Risk
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

Note 17: Fair Value Measurements
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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

			Carrying value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2012	Impaired loans net of valuation allowance	$928	$	---	$	---	$928
December 31, 2011	Impaired loans net of valuation allowance	5,968		---		---	5,968

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

The following table presents information about Level 3 Fair Value Measurements for December 31, 2012.

	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	Discounted appraised value	Selling cost	0% - 10.00% (2.00%)
Impaired loans	Discounted appraised value	Discount for lack of marketability and age of appraisal	0% - 60.00% (52.00%)
Impaired loans	Present value of cash flows	Discount rate	6.00% - 7.50% (6.28%)

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

Note 18: Components of Accumulated Other Comprehensive Income

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

Note 19.  Intangible Assets and Goodwill

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
National Bankshares, Inc.
Blacksburg, Virginia

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2012 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our report dated March 8, 2013 (March 25, 2013 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting, as revised) expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Winchester, Virginia
March 8, 2013 (March 25, 2013 as to the effects of the restatement discussed in Note 2)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
National Bankshares, Inc.
Blacksburg, Virginia

We have audited National Bankshares, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment.

There were inadequate controls over the identification of nonaccrual and impaired loans.  As a result of these control weaknesses, the Company has restated the 2012 financial statements to reflect the effect of recognizing additional nonaccrual and impaired loans.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated March 8, 2013 (March 25, 2013 as to the effects of the restatement discussed in Note 2) on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of the Company and our report dated March 8, 2013 (March 25, 2013 as to the effects of the restatement discussed in Note 2) expressed an unqualified opinion.

Winchester, Virginia
March 8, 2013 (March 25, 2013 as to the effects of the restatement discussed in Note 2)

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-79979 on Form S-8 of National Bankshares, Inc. of our reports dated March 8, 2013 (March 25, 2013 as to the effects of the restatement discussed in Note 2) relating to our audits of the consolidated financial statements and internal control over financial reporting, which appear in this Annual Report on Form 10-K of National Bankshares, Inc. for the year ended December 31, 2012.

Our report dated March 8, 2013 (March 25, 2013 as to the effects of the restatement discussed in Note 2), on the effectiveness of internal control over financial reporting as of December 31, 2012, expressed an opinion that National Bankshares, Inc. had not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Winchester, Virginia
March 8, 2013 (March 25, 2013 as to the effects of the restatement discussed in Note 2)

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and  Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the financial reporting of National Bankshares, Inc. Our internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting practices.

All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Even well designed internal controls sometimes may not prevent or detect misstatements.

Management initially assessed, concluded and disclosed in our annual Report on Form 10-K for the year ended December 31, 2012 that our internal control over financial reporting as of December 31, 2012 was effective.  However, following the examination of the Company’s subsidiary, National Bank of Blacksburg, by its primary federal regulator, we concluded that we made an error by not designating six loans involving two banking relationships as impaired and nonaccrual as of December 31, 2012. Our consolidated balance sheets, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders’ equity and consolidated statements of cash flow were unaffected by the designations as of December 31, 2012. However, as a consequence of the reclassification of these six loans management determined to amend and restate our Form 10-K. Based on this amendment and restatement, management has reassessed the effectiveness of our internal control over financial reporting. In making the initial assessment and the reassessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 5), or combination of significant deficiencies, that results in there being more than a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. In connection with management’s reassessment of our internal control over financial reporting as described above, management has identified a material weakness in our internal control over the determination of nonaccrual and impaired loans. Based on its reassessment under criteria established by COSO’s Internal Control – Integrated Framework, management believes that, as of December 31, 2012, internal control over financial reporting was not effective.

Remediation of the Identified Material Weakness in Internal Control Over Financial Reporting

In order to remediate the material weakness in our internal control over financial reporting described above, we have implemented additional review procedures over the determination of nonaccrual and impaired loans.  In addition, we have changed the workflow of the procedures between our lending department, credit administration department and accounting department to properly identify and disclose impaired loans. We have implemented these changes.

Management discussed this corrective action with the Audit Committee of the Company and with its independent registered accounting firm for that period, Yount, Hyde and Barbour, PC and believes that our consolidated financial statements included in this Form 10-K/A fairly present, in all material respects, our consolidated financial condition, results of operations and cash flows as of, and for, the periods presented.

As a result of the material weakness identified and the resulting amendment to the Form 10-K in the Form 10-K/A and amendments to Management’s Report on Internal Control over Financial Reporting, Yount, Hyde and Barbour, PC which also audited our consolidated financial statements included in the Form 10-K/A, has issued an updated attestation report on our internal control over financial reporting, which is included elsewhere in this annual report.

Item 9B. Other Information

None.

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

(a) (2) Financial Statement Schedules
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Annual Report on Form
10-K/A.

(a) (3) Exhibits
A list of the exhibits filed or incorporated in this Annual Report by reference is as follows:

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)

*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(viii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(viii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
+21	Subsidiaries of the Registrant	(incorporated herein by reference to Exhibit 21 of the Annual Report on Form 10K for fiscal year ended December 31, 2012)
++23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	(incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10K for fiscal year ended December 31, 2012)
++24	Power of Attorney	Page 99
++31(i)	Section 906 Certification of Chief Executive Officer	Page 100
++31(ii)	Section 906 Certification of Chief Financial Officer	Page 101
++32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 102
++32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 102
++101
The following materials from National Bankshares, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.
Included herein

*Indicates a management contract or compensatory plan required to be filed herein.
+Previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 8, 2013.
++Filed with this Annual Report on Form 10-K/A.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BANKSHARES, INC.

/s/ JAMES G. RAKES
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Date: March 26, 2013

	Date	Title
/s/ L. J. BALL	03/26/2013	Director
L. J. Ball

/s/ J. E. DOOLEY	03/26/2013	Director
J. E. Dooley

/s/ C. E. GREEN, III	03/26/2013	Director
C. E. Green, III

/s/ J. M. LEWIS	03/26/2013	Director
J. M. Lewis

/s/ M. G. MILLER	03/26/2013	Director
M. G. Miller

/s/ W. A. PEERY	03/26/2013	Director
W. A. Peery

/s/ J. G. RAKES	03/26/2013	Chairman of the Board
J. G. Rakes		President and Chief Executive Officer – National Bankshares, Inc. Director

/s/ G. P. REYNOLDS	03/26/2013	Director
G. P. Reynolds

/s/ J. M. SHULER	03/26/2013	Director
J. M. Shuler

Exhibit 24

POWER OF ATTORNEY

WITNESSETH, that each of the undersigned directors of NATIONAL BANKSHARES, INC. (“Company”), a Virginia corporation, by his or her execution hereof, hereby constitutes and appoints JAMES G. RAKES, DAVID K. SKEENS, and BRYSON J. HUNTER, and each of them, with authority to act jointly or individually, as his or her true and lawful agents and attorneys-in-fact, and in his or her name, place and stead, to execute for him or her Company's Annual Report on Form 10-K/A for the year ended December 31, 2012 (the “Annual Report”) to be filed by Company with the Securities and Exchange Commission (the “Commission”) pursuant to the Securities Exchange Act of 1934, as amended, and any and all amendments to such Annual Report, and to file the same, together with all exhibits and schedules thereto and all other documents in connection therewith, with the Commission. Each of the undersigned hereby grants unto each said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as the undersigned might or could do in person, and hereby ratifies and confirms all the acts of each said attorney-in-fact which he or they may lawfully do in the premises or cause to be done by virtue hereof.

	Date	Title
/s/ L. J. BALL	03/26/2013	Director
L. J. Ball

/s/ J. E. DOOLEY	03/26/2013	Director
J. E. Dooley

/s/ C. E. GREEN, III	03/26/2013	Director
C. E. Green, III

/s/ J. M. LEWIS	03/26/2013	Director
J. M. Lewis

/s/ M. G. MILLER	03/26/2013	Director
M. G. Miller

/s/ W. A. PEERY	03/26/2013	Director
W. A. Peery

/s/ J. G. RAKES	03/26/2013	Chairman of the Board
J. G. Rakes		President and Chief Executive Officer – National Bankshares, Inc. Director

/s/ G. P. REYNOLDS	03/26/2013	Director
G. P. Reynolds

/s/ J. M. SHULER	03/26/2013	Director
J. M. Shuler

Exhibit No. 31(i)

CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

I, James G. Rakes, Chairman, President and Chief Executive Officer of National Bankshares, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K/A of National Bankshares, Inc.;

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

Date: March 26, 2013

/s/ JAMES G. RAKES
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Exhibit 31(ii)

I, David K. Skeens, Treasurer and Chief Financial Officer of National Bankshares, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K/A of National Bankshares, Inc.;

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

Date: March 26, 2013

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit 32(i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO U.S.C. SECTION 1350

In connection with the Form 10-K/A of National Bankshares, Inc. for the year ended December 31, 2012, I, James G. Rakes, Chairman, President and Chief Executive Officer of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1)	such Form 10-K/A for the year ended December 31, 2012, fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2)
the information contained in such Form 10-K/A for the year ended December 31, 2012, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.

Dated: March 26, 2013

/s/ JAMES G. RAKES
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Exhibit 32(ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO U.S.C. SECTION 1350

In connection with the Form 10-K/A of National Bankshares, Inc. for the year ended December 31, 2012, I, David K. Skeens, Treasurer and Chief Financial Officer of National Bankshares, Inc., hereby certify pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief that:

(1) such Form 10-K/A for the year ended December 31, 2012, fully complies with the requirements of section 13(a) or 15(d) of the Securities Act of 1934; and

(2)  the information contained in such Form 10-K/A for the year ended December 31, 2012, fairly presents in all material respects, the financial condition and results of operations of National Bankshares, Inc.

Dated: March 26, 2013

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Index of Exhibits

The following exhibits are filed with this Annual Report on Form 10-K/A.

Exhibit No.	Title	Page Number
23	Consent of Yount, Hyde & Barbour, P.C.	Page 92
24	Power of Attorney	Page 99
31(i)	Section 906 Certification of Chief Executive Officer	Page 100
31(ii)	Section 906 Certification of Chief Financial Officer	Page 101
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 102
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 102