Form 10-Q
period 2013-03-31
NATIONAL BANKSHARES INC
filed 2013-05-08
CIK 796534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at May 1, 2013 6,947,974

(This report contains 52 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES
Form 10-Q

Part I
Financial Information

Item 1. Financial Statements

National Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
$ in thousands, except per share data	2013	2012
Assets
Cash and due from banks	$10,674	$14,783
Interest-bearing deposits	107,176	96,597
Securities available for sale, at fair value	191,540	189,815
Securities held to maturity (fair value approximates $174,218 at March 31, 2013 and $170,846 at December 31, 2012)	166,947	160,539
Restricted stock, at cost	1,414	1,689
Mortgage loans held for sale	313	2,796
Loans:
Loans, net of unearned income and deferred fees	574,958	592,162
Less allowance for loan losses	(8,291)	(8,349)
Loans, net	566,667	583,813
Premises and equipment, net	10,237	10,401
Accrued interest receivable	5,878	6,247
Other real estate owned, net	1,094	1,435
Intangible assets and goodwill	9,106	9,377
Bank-owned life insurance	20,690	20,523
Other assets	6,767	6,346
Total assets	$1,098,503	$1,104,361

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$144,815	$144,252
Interest-bearing demand deposits	449,992	455,713
Savings deposits	72,420	69,063
Time deposits	269,892	277,738
Total deposits	937,119	946,766
Accrued interest payable	146	139
Other liabilities	7,878	7,347
Total liabilities	945,143	954,252
Commitments and contingencies	---	---
Stockholders' Equity
Preferred stock, no par value, 5,000,000 sharesauthorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,947,974 shares at March 31, 2013 and December 31, 2012	8,685	8,685
Retained earnings	148,378	144,162
Accumulated other comprehensive loss, net	(3,703)	(2,738)
Total stockholders' equity	153,360	150,109
Total liabilities and stockholders' equity	$1,098,503	$1,104,361

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended March 31, 2013 and 2012
(Unaudited)

	March 31,	March 31,
$ in thousands, except per share data	2013	2012
Interest Income
Interest and fees on loans	$8,319	$8,878
Interest on interest-bearing deposits	58	71
Interest on securities – taxable	1,539	1,589
Interest on securities – nontaxable	1,648	1,576
Total interest income	11,564	12,114

Interest Expense
Interest on time deposits of $100,000 or more	268	425
Interest on other deposits	1,411	1,692
Total interest expense	1,679	2,117
Net interest income	9,885	9,997
Provision for loan losses	671	672
Net interest income after provision for loan losses	9,214	9,325

Noninterest Income
Service charges on deposit accounts	588	631
Other service charges and fees	60	49
Credit card fees	740	794
Trust income	289	326
BOLI income	188	200
Other income	150	99
Realized securities gains, net (includes accumulated other comprehensive income reclassification adjustments for unrealized net gains in available-for-sale securities of $95 for the three months ended March 31, 2013 and $44 for the three months ended March 31, 2012)	95	53
Total noninterest income	2,110	2,152

Noninterest Expense
Salaries and employee benefits	2,940	2,956
Occupancy and furniture and fixtures	432	397
Data processing and ATM	393	392
FDIC assessment	136	109
Credit card processing	552	572
Intangible assets amortization	271	271
Net costs of other real estate owned	75	48
Franchise taxes	258	162

Other operating expenses		889		804
Total noninterest expense		5,946		5,711
Income before income taxes		5,378		5,766
Income tax expense (includes income tax expense from reclassification items of $33 for the three months ended March 31, 2013 and $15 for the three months ended March 31, 2012)		1,162		1,337
Net Income		$4,216		$4,429
Basic net income per share		$0.61		$0.64
Fully diluted net income per share		$0.60		$0.64
Weighted average number of common
shares outstanding – basic		6,947,974		6,939,974
Weighted average number of common
shares outstanding – diluted		6,969,073		6,954,637
Dividends declared per share	$	---	$	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2013 and 2012
(Unaudited)

	March 31,	March 31,
$ in thousands	2013	2012
Net Income	$4,216	$4,429

Other Comprehensive Loss, Net of Tax
Unrealized holding losses on available for sale securities net of taxes of ($487) and ($489) for the periods ended March 31, 2013 and 2012, respectively	(903)	(907)
Reclassification adjustment, net of taxes of ($33) and ($15) for the periods ended March 31, 2013 and 2012, respectively	(62)	(29)
Other comprehensive loss, net of taxes of ($520) and ($504) for the periods ended March 31, 2013 and 2012, respectively	(965)	(936)
Total Comprehensive Income	$3,251	$3,493

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2013 and 2012
(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2011	$8,675	$133,945	$(1,321)	$141,299
Net income	---	4,429	---	4,429
Other comprehensive loss, net of tax ($504)	---	---	(936)	(936)
Balances at March 31, 2012	$8,675	$138,374	$(2,257)	$144,792

Balances at December 31, 2012	$8,685	$144,162	$(2,738)	$150,109
Net income	---	4,216	---	4,216
Other comprehensive loss, net of tax ($520)	---	---	(965)	(965)
Balances at March 31, 2013	$8,685	$148,378	$(3,703)	$153,360

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012
(Unaudited)

	March 31,	March 31,
$ in thousands	2013	2012
Cash Flows from Operating Activities
Net income	$4,216	$4,429
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	671	672
Depreciation of bank premises and equipment	188	192
Amortization of intangibles	271	271
Amortization of premiums and accretion of discounts, net	47	56
Gains on sales and calls of securities available for sale, net	(95)	(44)
Gains on calls of securities held to maturity, net	---	(9)
(Gains) losses and write-downs on other real estate owned	11	(24)
Increase in cash value of bank-owned life insurance	(167)	(179)
Net change in:
Mortgage loans held for sale	2,483	1,252
Accrued interest receivable	369	129
Other assets	99	124
Accrued interest payable	7	(15)
Other liabilities	531	803
Net cash provided by operating activities	8,631	7,657

Cash Flows from Investing Activities
Net change interest-bearing deposits	(10,579)	(2,946)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	36,460	41,146
Proceeds from calls, principal payments and maturities of securities held to maturity	4,042	13,846
Purchases of securities available for sale	(39,040)	(66,041)
Purchases of securities held to maturity	(10,483)	(9,239)
Net change in restricted stock	(274)	22
Purchases of loan participations	(900)	---
Collections of loan participations	51	90
Loan originations and principal collections, net	16,952	3,116
Proceeds from disposal of other real estate owned	677	573
Recoveries on loans charged off	25	23
Additions to bank premises and equipment	(24)	(362)
Net cash used in investing activities	(3,093)	(19,772)

Cash Flows from Financing Activities
Net change in time deposits	(7,846)	(5,023)
Net change in other deposits	(1,801)	17,482
Net cash provided by (used in) financing activities	(9,647)	12,459
Net change in cash and due from banks	(4,109)	344
Cash and due from banks at beginning of period	14,783	11,897
Cash and due from banks at end of period	$10,674	$12,241

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$1,672	$2,132
Income taxes paid	59	196

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$754	$700
Loans transferred to other real estate owned	347	---
Unrealized net losses on securities available for sale	(1,485)	(1,440)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2012 Form 10-K/A.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.
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

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	69,000	$23.75
Exercised	---	---
Forfeited or expired	---	---
Outstanding March 31, 2013	69,000	$23.75	3.58	$771
Exercisable at March 31, 2013	69,000	$23.75	3.58	$771

There were no shares exercised during the three months ended March 31, 2013 and 2012. As of March 31, 2013, there was no unrecognized compensation expense related to stock options.

Note 3:                      Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	March 31, 2013	December 31, 2012
Real estate construction	$50,848	$50,313
Consumer real estate	139,694	143,262
Commercial real estate	294,578	304,308
Commercial non real estate	35,478	37,349
Public sector and IDA	26,686	26,169
Consumer non real estate	28,581	31,714
Gross loans	575,865	593,115
Less unearned income and deferred fees	(907)	(953)
Loans, net of unearned income and deferred fees	$574,958	$592,162

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
Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate the probability that collection will not occur according to the loan’s terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “other assets especially mentioned.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair market value. Impaired loans with an impairment loss are designated nonaccrual. Please refer to Note 1 of the Company’s 2012 Form 10-K/A, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.
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
The Company evaluated characteristics in the loan portfolio and determined major segments and smaller classes within each segment. These characteristics include collateral type, repayment sources, and (if applicable) the borrower’s business model. The methodology for calculating reserves for collectively-evaluated loans is applied at the class level.

Portfolio Segments and Classes
During the first quarter of 2013, the Company segregated certain loans that were included within the classes of the Residential Real Estate segment, including Equity lines, Residential closed-end first liens and Residential closed-end junior liens. The newly-segregated loans are secured by residential real estate collateral that is owned by investors and for which the primary repayment source is rental income. The new class in the Residential Real Estate segment allows the Company to address credit risks characteristic of investor-owned residential real estate. Segregating the investor-owned residential real estate did not have a significant impact on the calculation of the allowance for loan losses. Consistent with accounting guidance, prior periods have not been restated and are shown as originally published using the segments and classes in effect for the period.

The segments and classes used in determining the allowance for loan losses, beginning with the first quarter of 2013 are as follows.

Real Estate Construction
Construction, residential
Construction, other

Consumer Real Estate
Equity lines
Residential closed-end first liens
Residential closed-end junior liens
Investor-owned residential real estate

Commercial Real Estate
Multifamily real estate
Commercial real estate, owner occupied
    Commercial real estate, other

Commercial Non Real Estate Commercial and Industrial Public Sector and IDA Public sector and IDA Consumer Non Real Estate Credit cards Automobile Other consumer loans

Historical Loss Rates
The Company’s allowance methodology for collectively-evaluated loans applies historical loss rates by class to current class balances as part of the process of determining required reserves. Class loss rates are calculated as the net charge-offs for the class as a percentage of average class balance. The annualized current-year loss rate is averaged with that of prior periods to obtain the historical loss rate. Prior to the first quarter of 2013, one historical loss rate for each class was calculated and applied to current class balance to obtain the allocation for historical loss rates.
Beginning with the first quarter of 2013, two loss rates for each class are calculated: total net charge-offs for the class as a percentage of average class loan balance (“class loss rate”), and total net charge-offs for the class as a percentage of average classified loans in the class (“classified loss rate”). Classified loans are those with risk ratings of “substandard” or higher. Net charge-offs in both calculations include charge-offs and recoveries of classified and non-classified loans as well as those associated with impaired loans. Class historical loss rates are applied to non-classified loan balances at the reporting date, and classified historical loss rates are applied to classified balances at the reporting date.
The revised calculation and application of historical loss rates impacted the calculation of reserves for collectively-evaluated loans. Under the former methodology, the class historical loss rates were applied to all collectively-evaluated loans and would have resulted in a total allocation of $2,712. Under the revised methodology, class historical loss rates are applied to only non-classified loans, resulting in an allocation of $2,624. In addition, the classified historical loss rate resulted in an allocation of $900, for a total allocation based on historical loss rates of $3,524. Consistent with accounting guidance, prior periods have not been restated and are shown as originally published using the methodology in effect for the period.

Risk Factors
In addition to historical loss rates, risk factors pertinent to each class are analyzed to estimate reserves for collectively-evaluated loans. Factors include changes in national and local economic and business conditions, the nature and volume of classes within the portfolio, loan quality and loan officers’ experience. Prior to the first quarter of 2013, management also reviewed the Company’s lending policies and loan review system to determine whether changes had occurred during the quarter that affected credit risk. Until the first quarter of 2013, no changes were found to affect credit risk and no additional allocations were applied. During the first quarter of 2013, the Company incorporated to the allowance methodology a factor for changes in the Company’s lending policies and a factor for changes in the quality of the Company’s loan review, and set standard allocations for associated risk. The addition of the factors formalized and standardized a practice already in place and did not have a significant impact on the calculation of the allowance for loan losses.
Factor allocations applied to each class are increased for loans rated special mention and increased to a greater extent for loans rated classified. The Company allocates additional reserves for “high risk” loans, determined to be junior lien mortgages, high loan-to-value loans and interest-only loans.

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2013
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2012	$1,070	$2,263	$3,442	$959	$142	$424	$49	$8,349
Charge-offs	(184)	(53)	(35)	(404)	---	(78)	---	(754)
Recoveries	---	---	---	16	---	9	---	25
Provision for loan losses	287	(364)	(118)	705	(32)	230	(37)	671
Balance, March 31, 2013	$1,173	$1,846	$3,289	$1,276	$110	$585	$12	$8,291

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2011	$1,079	$1,245	$3,515	$1,473	$232	$403	$121	$8,068
Charge-offs	---	(95)	(537)	---	---	(68)	---	(700)
Recoveries	---	---	---	---	---	23	---	23
Provision for loan losses	(405)	1,102	242	(347)	(147)	124	103	672
Balance, March 31, 2012	$674	$2,252	$3,220	$1,126	$85	$482	$224	$8,063

	Allowance for Loan Losses as of March 31, 2013
	Real Estate Construction		Consumer Real Estate		Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$	---	$269	$1	$	---	$3	$	---	$273
Collectively evaluated for impairment		1,173		1,846	3,020	1,275		110	582		12	8,018
Total		$1,173		$1,846	$3,289	$1,276		$110	$585		$12	$8,291

	Allowance for Loan Losses as of December 31, 2012
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$43	$273	$231	$	---	$7	$	---	$554
Collectively evaluated for impairment		1,070	2,220	3,169	728		142	417		49	7,795
Total		$1,070	$2,263	$3,442	$959		$142	$424		$49	$8,349

	Loans as of March 31, 2013
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$6,492	$478	$9,927	$318	$	---	$43	$	---	$17,258
Collectively evaluated for impairment	44,356	139,216	284,651	35,160		26,686	28,538		---	558,607
Total loans	$50,848	$139,694	$294,578	$35,478		$26,686	$28,581	$	---	$575,865

	Loans as of December 31, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$6,643	$864	$10,329	$574	$	---	$46	$	---	$18,456
Collectively evaluated for impairment	43,670	142,398	293,979	36,775		26,169	31,668		---	574,659
Total	$50,313	$143,262	$304,308	$37,349		$26,169	$31,714	$	---	$593,115

A summary of ratios for the allowance for loan losses follows.

	Three Months Ended March 31,		Year Ended December 31,
	2013	2012	2012
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.44%	1.38%	1.41%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.50%	0.46%	0.49%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	March 31,		December 31,
	2013	2012	2012
Nonperforming assets:
Nonaccrual loans	$10,734	$1,789	$10,870
Restructured loans in nonaccrual	1,691	3,539	2,151
Total nonperforming loans	12,425	5,328	13,021
Other real estate owned, net	1,094	940	1,435
Total nonperforming assets	$13,519	$6,268	$14,456
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.35%	1.07%	2.44%
Ratio of allowance for loan losses to nonperforming loans(1)	66.73%	151.33%	64.12%

(1)           The Company defines nonperforming loans as nonaccrual loans.  Loans 90 days or more past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	March 31,				December 31,
	2013		2012		2012
Loans past due 90 days or more and still accruing		$568		$210	$170
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.10%		0.04%	0.03%
Accruing restructured loans		$5,732		$3,742	$2,005
Impaired loans:
Impaired loans with no valuation allowance		$16,263		$9,933	$16,974
Impaired loans with a valuation allowance		995		3,054	1,482
Total impaired loans		$17,258		$12,987	$18,456
Valuation allowance		(273)		(593)	(554)
Impaired loans, net of allowance		$16,985		$12,394	$17,902
Average recorded investment in impaired loans(1)		$17,935		$14,555	$13,540
Interest income recognized on impaired loans, after designation as impaired		$10		$24	$9
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)            Recorded investment includes principal, accrued interest and net deferred fees.

Nonaccrual loans that meet the Company’s balance threshold of $250 or are TDRs are designated as impaired. No interest income was recognized on nonaccrual loans for the three months ended March 31, 2013 or March 31, 2012 or for the year ended December 31, 2012.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of March 31, 2013
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction
Construction, residential	$123	$118	$118	$	---	$	---
Construction, other	6,369	6,334	6,334		---		---
Consumer Real Estate
Equity lines	---	---	---		---		---
Residential closed-end first liens	315	315	315		---		---
Residential closed-end junior liens	80	80	80		---		---
Investor-owned residential real estate	83	84	84		---		---
Commercial Real Estate
Multifamily real estate	4,421	4,417	4,417		---		---
Commercial real estate, owner occupied	5,506	5,513	4,587		926		269
Commercial real estate, other	---	---	---		---		---
Commercial Non Real Estate
Commercial and Industrial	318	318	291		27		1
Public Sector and IDA
Public sector and IDA	---	---	---		---		---
Consumer Non Real Estate
Credit cards	---	---	---		---		---
Automobile	43	43	---		43		3
Other consumer loans	---	---	---		---		---
Total	$17,258	$17,222	$16,226		$996		$273

(1)           Recorded investment includes the unpaid principal balance and any accrued interest and net deferred fees.

	Impaired Loans as of December 31, 2012
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction
Construction, residential	$123	$118	$118	$	---	$	---
Construction, other	6,520	6,487	6,487		---		---

Consumer Real Estate
Equity lines	---	---	---		---		---
Residential closed-end first liens	783	785	634		151		43
Residential closed-end junior liens	81	81	81		---		---

Commercial Real Estate
Multifamily real estate	5,284	5,288	5,288		---		---
Commercial real estate, owner occupied	5,045	5,043	4,293		750		273
Commercial real estate, other	---	---	---		---		---

Commercial Non Real Estate
Commercial and Industrial	574	574	39		535		231

Public Sector and IDA
Public sector and IDA	---	---	---		---		---

Consumer Non Real Estate
Credit cards	---	---	---		---		---
Automobile	46	46	---		46		7
Other consumer loans	---	---	---		---		---
Total	$18,456	$18,422	$16,940		$1,482		$554

(1)           Recorded investment includes the unpaid principal balance, accrued interest and any accrued interest and deferred fees.

The following tables show the average investment and interest income recognized for impaired loans.

	For the Three Months Ended March 31, 2013
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction
Construction, residential	$118	$	---
Construction, other	6,486		---
Consumer Real Estate
Equity lines	---		---
Residential closed-end first liens	392		---
Residential closed-end junior liens	142		---
Investor-owned residential real estate	84		---
Commercial Real Estate
Multifamily real estate	4,540		---
Commercial real estate, owner occupied	5,599		10
Commercial real estate, other	---		---
Commercial Non Real Estate
Commercial and Industrial	574		---
Public Sector and IDA
Public sector and IDA	---		---
Consumer Non Real Estate
Credit cards	---		---
Automobile	---		---
Other consumer	---		---
Total	$17,935		$10

(1)           Recorded investment includes the unpaid principal balance and any accrued interest and net deferred fees.

	Average Investment and Interest Income for Impaired Loans
	For the Year Ended December 31, 2012
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction
Construction, residential	$1,171	$	---
Construction, other	4,290		1

Commercial Real Estate
Equity lines	101		---
Residential closed-end first liens	873		2
Residential closed-end junior liens	234		---

Commercial Real Estate
Multifamily real estate	1,466		5
Commercial real estate, owner occupied	4,806		1
Commercial real estate, other	---		---

Commercial Non Real Estate
Commercial and Industrial	570		---

Public Sector and IDA
Public sector and IDA	---		---

Consumer Non Real Estate
Credit cards	---		---
Automobile	4		---
Other consumer	25		---
Total	$13,540		$9

(1)	Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.

An analysis of past due and nonaccrual loans as of March 31, 2013 follows.

	30 – 89 Days Past Due		90 or More Days Past Due	90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$123	$	---	$123
Construction, other		30	---		---	2,869
Consumer Real Estate
Equity lines		22	49		49	---
Residential closed-end first liens		1,236	731		414	626
Residential closed-end junior liens		336	170		51	119
Investor-owned residential real estate		196	---		---	3
Commercial Real Estate
Multifamily real estate		943	254		---	4,421
Commercial real estate, owner occupied		670	2,806		---	3,810
Commercial real estate, other		256	---		---	---
Commercial Non Real Estate
Commercial and Industrial		265	258		---	411
Public Sector and IDA
Public sector and IDA		---	---		---	---
Consumer Non Real Estate
Credit cards		24	6		6	---
Automobile		185	42		42	43
Other consumer loans		132	6		6	---
Total		$4,295	$4,445		$568	$12,425

An analysis of past due and nonaccrual loans follows:

December 31, 2012
	30 – 89 Days Past Due		90 or More Days Past Due	90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$123	$	---	$123
Construction, other		31	89		---	3,109

Consumer Real Estate
Equity lines		22	30		30	98
Residential closed-end first liens		1,507	605		126	801
Residential closed-end junior liens		121	39		---	120

Commercial Real Estate
Multifamily real estate		671	261		---	4,624
Commercial real estate, owner occupied		1,113	---		---	3,536
Commercial real estate, other		40	2,089		---	---

Commercial Non Real Estate
Commercial and Industrial		291	505		---	561

Public Sector and IDA
Public sector and IDA		---	---		---	---

Consumer Non Real Estate
Credit cards		20	4		4	---
Automobile		142	10		10	49
Other consumer loans		132	---		---	---
Total		$4,090	$3,755		$170	$13,021

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
Determination of risk grades was completed for the portfolio as of March 31, 2013 and 2012 and December 31, 2012.

The following displays collectively-evaluated loans by credit quality indicator.

March 31, 2013
	Pass	Special Mention	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$15,993	$158	$	---
Construction, other	28,154	6,086		30
Consumer Real Estate
Equity lines	17,462	---		84
Closed-end first liens	75,434	283		2,739
Closed-end junior liens	5,410	116		143
Investor-owned residential real estate	37,027	48		48
Commercial Real Estate
Multifamily residential real estate	35,328	---		1,178
Commercial real estate owner-occupied	144,248	215		1,239
Commercial real estate other	93,264	3,092		---
Commercial Non Real Estate
Commercial and Industrial	34,725	151		298
Public Sector and IDA
States and political subdivisions	26,686	---		---
Consumer Non Real Estate
Credit cards	6,292	---		---
Automobile	12,171	122		115
Other consumer	9,269	24		68
Total	$541,463	$10,295		$5,942

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2012
	Pass	Special Mention	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$14,344	$158	$	---
Construction, other	29,011	---		120

Consumer Real Estate
Equity lines	17,742	100		182
Closed-end first liens	113,893	652		2,413
Closed-end junior liens	6,713	119		138

Commercial Real Estate
Multifamily residential real estate	36,421	---		324
Commercial real estate owner-occupied	160,188	253		1,079
Commercial real estate other	92,628	3,112		---

Commercial Non Real Estate
Commercial and Industrial	36,372	99		318

Public Sector and IDA
States and political subdivisions	26,170	---		---

Consumer Non Real Estate
Credit cards	6,690	---		---
Automobile	12,344	101		56
Other consumer	11,815	45		105
Total	$564,331	$4,639		$4,735

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

Troubled Debt Restructurings

The Company modified loans in troubled debt restructurings during the periods ended March 31, 2013 and March 31, 2012. The following tables present restructurings by class that occurred during the periods.

Note: Only classes with restructured loans are presented.

	Restructurings That Occurred During the Three Months Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Real Estate Construction
Construction, other	1	$3,500	$3,500
Commercial Real Estate
Commercial real estate, owner occupied	1	154	239
Total	2	$3,654	$3,739

	Restructurings that occurred during the Three Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance	Impairment Accrued
Consumer Real Estate
Closed-end first liens	3	$305	$324	$47
Closed-end junior liens	1	143	147	109
Commercial Real Estate
Commercial real estate, owner occupied	1	17	22	---
Total	5	$465	$493	$156

Troubled debt restructurings totaled $7,423, with specific allocations of $1 as of March 31, 2013. At March 31, 2012, total restructured loans amounted to $7,281 with specific allocations of $289.

The troubled debt restructurings during the first three months of 2013 provided payment relief to the borrowers without forgiveness of principal or accrued interest. The interest-only period on one loan was extended beyond the contract date specified to begin amortization. On the other loan, the modification included an extended term, lower interest rate and new funds for debt consolidation to allow the borrower increased debt service ability. As troubled debt restructurings, the loans were individually evaluated under ASC 310. The impairment analysis was based upon the fair value of collateral for the construction loan and upon the present value of cash flows for the commercial real estate loan. The fair value measurements indicated fair values in excess of the loan balances and neither measurement resulted in a specific allocation.

The modifications during the first three months of 2012 provided payment relief primarily by extending maturity dates without reducing interest rates or amounts owed. Of the consumer real estate loans modified during the first quarter of 2012, two were loans previously modified and reported as troubled debt restructurings in prior quarters. The Company granted additional modifications in the first quarter of 2012, increasing the balance by $10 from December 31, 2011. The loans are secured by real estate and the impairment measurement is based upon the fair value (reduced by selling costs) of the underlying collateral. The impairment measurement of the TDRs modified during the first three months of 2012 resulted in $156 accrued to the allowance for loan losses.

The following tables present restructured loans that defaulted during the three-month periods ended March 31, 2013 and March 31, 2012 and that were modified within 12 months prior to default. The company defines default as one or more payments that occur more than 90 days past the due date, or charge-offs after the date of restructuring.

	Restructured Loans That Defaulted During the Three Months Ended March 31, 2013 That Were Modified Within 12 Months Prior to Default
	Number of Contracts	Principal Balance
Consumer Real Estate
Residential closed-end first liens	1	$101
Residential closed-end junior liens	1	88
Commercial Real Estate
Commercial real estate owner-occupied	1	663
Commercial Non Real Estate
Commercial and industrial	1	219
Total	4	$1,071

	Restructured Loans That Defaulted During the Three Months Ended March 31, 2012 That Were Modified Within 12 Months Prior to Default
	Number of Contracts	Principal Balance
Consumer Real Estate
Closed-end first liens	1	$17
Commercial Real Estate
Multifamily	1	250
Commercial Non Real Estate
Commercial and industrial	1	58
Consumer Non Real Estate
Other consumer	1	67
Total	4	$392

Restructured loans are individually evaluated for impairment. The fair value measurements for all of the restructured loans that experienced default during the three months ended March 31, 2013 and March 31, 2012 were based on the fair value of collateral and as such, were not significantly affected by the payment default. All of the above loans are in nonaccrual status.

Note 5: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	March 31, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for Sale:
U.S. Treasury	$2,003	$50	$	---	$2,053
U.S. Government agencies	137,851	976		1,189	137,638
Mortgage-backed securities	3,739	333		---	4,072
States and political subdivisions	32,082	1,505		4	33,583
Corporate	11,809	178		52	11,935
Other securities	2,393	---		134	2,259
Total	$189,877	$3,042		$1,379	$191,540

	December 31, 2012
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for Sale:
U.S. Treasury	$2,005	$68	$	---	$2,073
U.S. Government agencies	128,805	1,381		622	129,564
Mortgage-backed securities	4,202	367		---	4,569
States and political subdivisions	35,029	1,753		3	36,779
Corporate	14,207	368		---	14,575
Other securities	2,419	9		173	2,255
Total	$186,667	$3,946		$798	$189,815

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type are as follows.

	March 31, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies	$13,985	$507	$33	$14,459
Mortgage-backed securities	644	72	---	716
States and political subdivisions	151,668	7,851	1,127	158,392
Corporate	650	1	---	651
Total	$166,947	$8,431	$1,160	$174,218

	December 31, 2012
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Held to Maturity:
U.S. Government agencies	$7,988	$563	$	---	$8,551
Mortgage-backed securities	691	73		---	764
States and political subdivisions	151,209	9,880		216	160,873
Corporate	651	7		---	658
Total	$160,539	$10,523		$216	$170,846

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	March 31, 2013
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$85,100	$1,222	$	---	$	---
States and political subdivisions	28,178	1,127		481		4
Corporate debt securities	3,974	52		---		---
Other	---	---		360		134
Total	$117,252	$2,401		$841		$138

	December 31, 2012
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$44,351	$622	$	---	$	---
States and political subdivisions	9,358	216		482		3
Other	---	---		133		172
Total	$53,709	$838		$615		$175

The Company had 137 securities with a fair value of $118,093 which were temporarily impaired at March 31, 2013.  The total unrealized loss on these securities was $2,539. Of the temporarily impaired total, four securities with a fair value of $841 and an unrealized loss of $137 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at March 31, 2013 for the reasons set out below.
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
States and political subdivisions. This category’s unrealized losses are primarily the result of interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.
Corporate debt securities. The Company’s unrealized losses in corporate debt securities are related to interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.
Other. The Company holds an investment in an LLC and a small amount of community bank stock. The value of these investments has been negatively affected by market conditions. Because the Company does not intend to sell these investments before recovery of amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired.
As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2013, management did not consider there to be any impairment.
Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully follow any changes in bond quality.

Note 6: Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.”  The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements.  The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.
In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements.  An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period.  Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

Note 7: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended March,
	2013	2012
Service cost	$149	$117
Interest cost	154	185
Expected return on plan assets	(246)	(269)
Amortization of prior service cost	(25)	(25)
Recognized net actuarial loss	133	127
Net Periodic Benefit Cost	$165	$135

2013 Plan Year Employer Contribution

Without considering the prefunding balance, NBI’s minimum required contribution to the National Bankshares, Inc. Retirement Income Plan (the “Plan”) is $815. Considering the prefunding balance, the 2013 minimum required contribution is $0. The Company elected to contribute $173 to the Plan during the three months ended March 31, 2013.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at March 31, 2013 Using
Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,053	$	---	$2,053	$	---
U.S. Government agencies and corporations	137,638		---	137,638		---
States and political subdivisions	33,583		---	33,583		---
Mortgage-backed securities	4,072		---	4,072		---
Corporate debt securities	11,935		---	11,935		---
Other securities	2,259		---	2,259		---
Total Securities Available for Sale	$191,540	$	---	$191,540	$	---

		Fair Value Measurements at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,073	$	---	$2,073	$	---
U.S. Government agencies and corporations	129,564		---	129,564		---
States and political subdivisions	36,779		---	36,779		---
Mortgage-backed securities	4,569		---	4,569		---
Corporate debt securities	14,575		---	14,575		---
Other securities	2,255		---	2,255		---
Total Securities Available for Sale	$189,815	$	---	$189,815	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2013 or December 31, 2012. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at March 31, 2013 and at December 31, 2012.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2013	Impaired loans net of valuation allowance	$722	$	---	$	---	$722
December 31, 2012	Impaired loans net of valuation allowance	928		---		---	928

Impaired loans are measured quarterly for impairment. The Company employs the most applicable valuation method for each loan based on current information at the time of valuation.

The following tables present information about Level 3 Fair Value Measurements for March 31, 2013 and December 31, 2012.

March 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	Discounted appraised value	Selling cost	10.00%(1)
Impaired loans	Present value of cash flows	Discount rate	6.25% - 7.75% (6.36%)

(1) Of the Company’s impaired loans with specific allocations based on Level 3 inputs, only one loan was valued using fair value of collateral.

December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	Discounted appraised value	Selling cost	0% - 10.00% (2.00%)
Impaired loans	Discounted appraised value	Discount for lack of marketability and age of appraisal	0% - 60.00% (52.00%)
Impaired loans	Present value of cash flows	Discount rate	6.00% - 7.50% (6.28%)

Other Real Estate Owned

Other real estate owned are real estate assets acquired in full or partial satisfaction of a loan. At acquisition, other real estate owned assets are measured at fair value. If the assets are marketed for sale by an outside party, the acquisition-date fair value is discounted by selling costs; if the assets are marketed for sale by the Company, no reduction to fair value for selling costs is made.  Subsequent to acquisition, the assets are measured at the lower of initial measurement or current fair value, discounted for selling costs as appropriate.
The fair value of an other real estate owned asset is determined by an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). If the appraisal is discounted either for age or because management considers the real estate market to be experiencing volatility, then the fair value is considered Level 3. Discounts for selling costs also result in measurement based on Level 3 inputs. Fair value adjustments are measured on a nonrecurring basis and are recorded in the period incurred as valuation allowances to other real estate owned, and expensed through noninterest expense.

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2013	Other real estate owned net of valuation allowance	$1,094	$	---	$	---	$1,094
December 31, 2012	Other real estate owned net of valuation allowance	1,435		---		---	1,435

The following tables present information about Level 3 Fair Value Measurements for March 31, 2013 and December 31, 2012.

March 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(1) – 9.95% (2.28%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00% - 30.90% (4.94%)

December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(1) – 6.00% (4.30%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00% - 30.90% (4.68%)

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
Impaired loans are individually evaluated for fair value. Fair value for the Company’s impaired loans is estimated by using either discounted cash flows or the appraised value of collateral. Any amount of principal balance that exceeds fair value is accrued in the allowance for loan losses. Assumptions regarding credit risk, cash flows and discount rates are determined within management’s judgment, using available market information and specific borrower information. Discount rates for cash flow analysis are based on the loan’s interest rate, and cash flows are estimated based upon the loan’s historical payment performance and the borrower’s current financial condition. Appraisals may be discounted for age, reasonableness, and selling costs.

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at March 31, 2013 and December 31, 2012, and, as such, the related fair values have not been estimated.

The estimated fair values and related carrying amounts of the Company’s financial instruments follow.

	March 31, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$10,674	$10,674	$	---	$	---	$10,674
Interest-bearing deposits	107,176	107,176		---		---	107,176
Securities	358,487	---		365,758		---	365,758
Mortgage loans held for sale	313	---		313		---	313
Loans, net	566,667	---		---		555,322	555,322
Accrued interest receivable	5,878	5,878		---		---	5,878
Bank-owned life insurance	20,690	20,690		---		---	20,690
Financial Liabilities:
Deposits	$937,119	$667,227	$	---		$263,814	$931,041
Accrued interest payable	146	146		---		---	146

	December 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$14,783	$14,783	$	---	$	---	$14,783
Interest-bearing deposits	96,597	96,597		---		---	96,597
Securities	352,043	---		362,350		---	362,350
Mortgage loans held for sale	2,796	---		2,796		---	2,796
Loans, net	583,813	---		---		570,471	570,471
Accrued interest receivable	6,247	6,247		---		---	6,247
Bank-owned life insurance	20,523	20,523		---		---	20,523
Financial Liabilities:
Deposits	$946,766	$669,028	$	---		$272,820	$941,848
Accrued interest payable	139	139		---		---	139

Note 9: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2011	$2,646	(3,967)	(1,321)
Unrealized holding losses on available for sale securities net of tax of ($489)	(907)	---	(907)
Reclassification adjustment, net of tax of ($15)	(29)	---	(29)
Balance at March 31, 2012	$1,710	(3,967)	(2,257)

Balance at December 31, 2012	2,047	(4,785)	(2,738)
Unrealized holding losses on available for sale securities net of tax of ($487)	(903)	---	(903)
Reclassification adjustment, net of tax of ($33)	(62)	---	(62)
Balance at March 31, 2013	$1,082	$(4,785)	$(3,703)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the “Company”), which are not otherwise apparent from the consolidated financial statements and other information included in this report.  Please refer to the financial statements and other information included in this report as well as the 2012 Annual Report on Form 10-K/A for an understanding of the following discussion and analysis.

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
These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of our 2012 Annual Report on Form 10-K/A.
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

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss rates as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from one previously acceptable method to another method. Although the economics of the Company’s transactions would be the same, the timing of events that would impact the transactions could change.

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

Collectively-evaluated loans
Non-impaired loans and smaller homogeneous impaired loans that are not troubled debt restructurings and not part of a larger impaired relationship are grouped by portfolio segments, and within those segments, by smaller loan classes. Loans within a segment or class have similar risk characteristics. Probable loss is determined by applying historical net charge-off rates as well as additional percentages for trends and current levels of quantitative and qualitative factors. Loss rates are calculated for and applied to individual classes and encompass losses for the current year and the previous year. Qualitative factors represented by delinquency rates, concentrations, loan quality, loan officers’ experience, changes in lending policies and loan review are evaluated on a class level, with allocations based on the evaluation of trends and levels. Economic factors such as unemployment rates, bankruptcy rates and others are also evaluated, with standard allocations applied consistently to relevant classes.

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
The estimate of the allowance for March 31, 2013 considered market and portfolio conditions during the first three months of 2013 as well as the elevated levels of delinquencies and net charge-offs in 2012. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 4 to the financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

Goodwill and Core Deposit Intangibles

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs impairment testing in the fourth quarter of each year. The Company’s most recent impairment test was performed in the fourth quarter of 2012. Accounting guidance provides the option of performing preliminary assessment of qualitative factors before performing more substantial testing for impairment. The Company opted not to perform the preliminary assessment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to NBI; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to NBI. Each measure indicated that the Company’s fair value exceeded its book value, validating that goodwill is not impaired.
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

Performance Summary

The following table presents NBI’s key performance ratios for the three months ended March 31, 2013 and the year ended December 31, 2012. The measures for March 31, 2013 are annualized, except for basic earnings per share and fully diluted earnings per share.

	March 31, 2013	December 31, 2012
Return on average assets	1.56%	1.64%
Return on average equity	11.26%	12.01%
Basic earnings per share	$0.61	$2.56
Fully diluted earnings per share	$0.60	$2.55
Net interest margin (1)	4.28%	4.38%
Noninterest margin (2)	1.46%	1.36%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined 8 basis points for the three months ended March 31, 2013 as compared to the year ended December 31, 2012, due primarily to growth in average assets.  The annualized return on average equity declined 75 basis points for the same period, due in part to growth in average equity.  Average equity tends to build in the months preceding the payment of dividends which have historically been paid semi-annually.
The annualized net interest margin was 4.28% at the end of the first quarter of 2013, down 10 basis points from the 4.38% reported for the year ended December 31, 2012. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.
The annualized noninterest margin increased 10 basis points from the year ended December 31, 2012 primarily because of a decrease in noninterest income. Please refer to the discussion under noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	March 31, 2013	December 31, 2012	Percent Change
Interest-bearing deposits	$107,176	$96,597	10.95%
Securities	359,901	352,043	2.23%
Loans, net	566,667	583,813	(2.94)%
Deposits	937,119	946,766	(1.02)%
Total assets	1,098,503	1,104,361	(0.53)%

A decrease from December 31, 2012 in loans of 2.94%, offset by a decline of 1.02% in customer deposits resulted in increased liquidity. Some of the funds were invested in securities, which increased 2.23% when compared to the amount at December 31, 2012, and the remainder increased interest-bearing deposits by 10.95%.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table.

	March 31, 2013	March 31, 2012	December 31, 2012
Nonperforming loans	$12,425	$5,328	$13,021
Accruing restructured loans	5,732	3,742	2,005
Loans past due 90 days or more, and still accruing	568	210	170
Other real estate owned	1,094	940	1,435
Allowance for loan losses to loans	1.44%	1.38%	1.41%
Net charge-off ratio	0.50%	0.46%	0.49%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.35%	1.07%	2.44%
Ratio of allowance for loan losses to nonperforming loans	66.73%	151.33%	64.12%

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses. The recent economic recession and slow recovery have contributed to levels of asset quality measures that are higher than normal for the Company. Accruing loans past due 90 days or more and the net charge-off ratio increased when compared to the amounts at March 31, 2012 and December 31, 2012. Nonperforming loans and other real estate owned increased from March 31, 2012 but declined slightly from December 31, 2012.
The Company’s risk analysis determined an allowance for loan losses of $8,291 at March 31, 2013, a decrease from $8,349 at December 31, 2012. The provision for the three months ended March 31, 2013 was $671, similar to the provision of $672 for the same period in 2012. The ratio of the allowance for loan losses to loans was 1.44% at March 31, 2013, an increase from the 1.41% at December 31, 2012 and 1.38% at March 31, 2012. The increase in the net charge-off ratio contributed to the increase in the ratio of the allowance for loan losses as a percentage of loans from December 31, 2012. The Company continues to monitor risk levels within the loan portfolio.
Other real estate owned decreased $341 from December 31, 2012 but increased $154 from March 31, 2012. As of March 31, 2013, total properties approximating $190 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

Net Interest Income

The net interest income analysis for the three months ended March 31, 2013 and 2012 follows:

	March 31, 2013			March 31, 2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$583,912	$8,438	5.86%	$585,348	$8,957	6.15%
Taxable securities	174,542	1,539	3.58%	152,563	1,589	4.19%
Nontaxable securities (1)(5)	176,297	2,550	5.87%	159,494	2,440	6.15%
Interest-bearing deposits	99,216	58	0.24%	110,901	71	0.26%
Total interest-earning assets	$1,033,967	$12,585	4.94%	$1,008,306	$13,057	5.21%
Interest-bearing liabilities:
Interest-bearing demand deposits	$448,817	$1,008	0.91%	$408,262	$1,057	1.04%
Savings deposits	70,647	8	0.05%	62,602	9	0.06%
Time deposits	275,857	663	0.97%	309,940	1,051	1.36%
Total interest-bearing liabilities	$795,321	$1,679	0.86%	$780,804	$2,117	1.09%
Net interest income and interest rate spread		$10,906	4.08%		$10,940	4.12%
Net yield on average interest-earning assets			4.28%			4.36%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the two three-month periods presented.
(2)	Included in interest income are loan fees of $286 and $198 for the three months ended March 31, 2013 and 2012, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes mortgage loans held for sale.
(5)	Daily averages are shown at amortized cost.

The net interest margin for the three months ended March 31, 2013 decreased 8 basis points from the three months ended March 31, 2012. The decrease in interest rate spread was driven by a decline in the yield on earning assets of 27 basis points offset by a decline in the cost of interest-bearing liabilities of 23 basis points. Both loans and securities experienced a decline in yields.  The 29 basis point decline in the yield on loans stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition.  The yield on taxable securities was 61 basis points lower for the three months ended March 31, 2013, when compared with the same period in 2012, while the yield on nontaxable securities declined 28 basis points over the same period.  The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments.  The decline in the cost of interest-bearing liabilities came primarily from a 39 basis point reduction in the cost of time deposits when the three-month periods ended March 31, 2013 and March 31, 2012 are compared.
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

Provision and Allowance for Loan Losses

The provision for loan losses for the three month period ended March 31, 2013 was $671, compared with $672 for the three months of 2012. The ratio of the allowance for loan losses to total loans at the end of the first quarter of 2013 was 1.44%, which compares to 1.41% at December 31, 2012. The net charge-off ratio was 0.50% at March 31, 2013 and 0.49% at December 31, 2012. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	March 31, 2013	March 31, 2012	Percent Change
Service charges on deposits	$588	$631	(6.81)%
Other service charges and fees	60	49	22.45%
Credit card fees	740	794	(6.80)%
Trust fees	289	326	(11.35)%
BOLI income	188	200	(6.00)%
Other income	150	99	51.52%
Realized securities gains	95	53	79.25%

Service charges on deposit accounts for the three months ended March 31, 2013 declined $43 or 6.81% when compared with the same period in 2012.
Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Income for the three months ended March 31, 2013 increased $11 from the same period in 2012, due to minor and routine fluctuations.
Credit card fees for the three months of 2013 decreased $54, or 6.80%, when compared with the same period last year. The decrease was due to a lower volume of merchant transactions and credit card fees. Management anticipates that this category of noninterest income may be negatively affected by provisions included in the Dodd-Frank Wall Street Reform and Consumer Protection Act. As directed by the legislation, the Federal Reserve has adopted rules to control the level of debit card interchange fees. Financial institutions with less than $10 billion in assets are exempt, however competitive forces may affect the Company’s pricing structure. It is not yet known the extent to which these rules may impact the level of credit card fees or when that impact will occur.
Income from trust fees decreased 11.35% or $37 from the $326 earned in the same period of 2012. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions. Estate fees contributed to the amount recognized in 2012.
BOLI income decreased $12 from March 31, 2012 to March 31, 2013.
Other income includes net gains from the sales of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the three months ended March 31, 2013 increased 51.52%, when compared with the three months ended March 31, 2012. These areas fluctuate with market conditions and because of competitive factors.
Net realized securities gains for the three months ended March 31, 2013 were $95, as compared with $53 for the same period in 2012. Net realized securities gains and losses are market driven and have resulted from calls of securities.

Noninterest Expense

	Three Months Ended
	March 31, 2013	March 31, 2012	Percent Change
Salaries and employee benefits	$2,940	$2,956	(0.54)%
Occupancy, furniture and fixtures	432	397	8.82%
Data processing and ATM	393	392	0.26%
FDIC assessment	136	109	24.77%
Credit card processing	552	572	(3.50)%
Intangibles amortization	271	271	---%
Net costs of other real estate owned	75	48	56.25%
Franchise taxes	258	162	59.26%
Other operating expenses	889	804	10.57%

Total noninterest expense increased $235 or 4.11% when the three months ended March 31, 2013 are compared to the same period of 2012. Most of the increase was contributed by increases in franchise tax expense and other operating expense. Bank franchise tax expense for the three months ended March 31, 2013 increased $96 or 59.26% over the same period in 2012. The tax is calculated based on equity. Bank franchise tax expense in 2012 benefitted from refunds of prior years’ tax.
The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations and other expenses. Other operating expenses for the three months ended March 31, 2013 increased $85 or 10.57% from same period in 2012. Contributing to the increase were higher marketing and business development expenses.
FDIC assessment expense for the three months ended March 31, 2013 increased $27 or 24.77% over the same period for 2012. The calculation to determine the FDIC assessment, implemented in 2012, uses assets as the assessment base.
Occupancy, furniture and fixtures expense increased 8.82%, from $397 for the three months ended March 31, 2012 to $432 as of March 31, 2013.
Salary and benefits expense was $2,940 for the three months ended March 31, 2013, a decrease of 0.54% from $2,956 for the three months ended March 31, 2012. No material items affected the decrease.
Credit card processing expense declined by 3.50% from the total for the three months ended March 31, 2012. This expense is driven by volume and other factors and is subject to a degree of variability.
Net costs of other real estate owned increased $27 or 56.25% from the three months ended March 31, 2012 to $75 for the three months ended March 31, 2013. This expense category includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market.
Data processing and ATM expense for the three months ended March 31, 2013 remained at a similar level to the amount for the three months ended March 31, 2012.
The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, with no change in expense between the three month periods ended March 31, 2013 and March 31, 2012.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	March 31, 2013	December 31, 2012	Percent Change
Interest-bearing deposits	$99,216	$94,724	4.74%
Securities available for sale	190,938	189,850	(0.57)%
Securities held to maturity	162,264	149,566	8.49%
Loans, net	574,030	579,817	(1.00)%
Total assets	1,092,880	1,080,351	1.16%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$137,864	$141,269	(2.41)%
Interest-bearing demand deposits	448,817	420,947	6.62%
Savings deposits	70,647	64,973	8.73%
Time deposits	275,857	298,797	(7.68)%
Stockholders’ equity	151,852	147,812	2.73%

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

Loans

	March 31, 2013	December 31, 2012	Percent Change
Real estate construction loans	$50,848	$50,313	1.06%
Consumer real estate loans	139,694	143,262	(2.49)%
Commercial real estate loans	294,578	304,308	(3.20)%
Commercial non real estate loans	35,478	37,349	(5.01)%
Public sector and IDA	26,686	26,169	1.98%
Consumer non real estate	28,581	31,714	(9.88)%
Less: unearned income	(907)	(953)	4.83%
Loans, net of unearned income	$574,958	$592,162	(2.91)%

The Company’s loans net of unearned income decreased by $17,204 or 2.91%, from $592,162 at December 31, 2012 to $574,958 at March 31, 2013. Growth in real estate construction, and public sector loans was offset by declines in other categories.  Real estate construction loans grew by $535 and public sector loans grew by $517 from December 31, 2012 to March 31, 2013.
The 9.88% decline in consumer non real estate loans continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers.
Commercial real estate loans declined $9,730 from December 31, 2012 while consumer real estate loans declined $3,568 or 2.49%. Commercial non real estate loans decreased by $1,871 or 5.01% from December 31, 2012. The declines are due to market, economic and competitive forces and are not the result of changes in lending policies.
The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products, reverse mortgages or loans with initial teaser rates.

Deposits

	March 31, 2013	December 31, 2012	Percent Change
Noninterest-bearing demand deposits	$144,815	$144,252	0.39%
Interest-bearing demand deposits	449,992	455,713	(1.26)%
Saving deposits	72,420	69,063	4.86%
Time deposits	269,892	277,738	(2.83)%
Total deposits	$937,119	$946,766	(1.02)%

Total deposits decreased $9,647, or 1.02% from $946,766 at December 31, 2012 to $937,119 at March 31, 2013. Increases in noninterest bearing demand deposits and savings deposits totaled $3,920, or 1.84%. These increases were offset by a decline in interest bearing demand deposits and time deposits of $13,567, or 1.85%, when March 31, 2013 is compared with December 31, 2012. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers are unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At March 31, 2013, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.
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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At March 31, 2013, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.
The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At March 31, 2013, the Company’s liquidity is sufficient to meet projected trends in these areas.
To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At March 31, 2013, the analysis indicated adequate liquidity under the tested scenarios.
The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At March 31, 2013, the loan to deposit ratio was 61.35%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at March 31, 2013 was $153,360, an increase of $3,251, or 2.17%, from the $150,109 at December 31, 2012. The Tier I and Tier II risk-based capital ratios at March 31, 2013 were 22.40% and 23.65%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

Off-Balance Sheet Arrangements

In the normal course of business, NBB extends lines of credit and letters of credit to its customers.  Depending on their needs, customers may draw upon lines of credit at any time in any amount up to a pre-approved limit.  Standby letters of credit are issued for two purposes.  Financial letters of credit guarantee payments to facilitate customer purchases.  Performance letters of credit guarantee payment if the customer fails to complete a specific obligation.
Historically, the full approved amount of letters and lines of credit has not been drawn at any one time. The Company has developed plans to meet a sudden and substantial funding demand. These plans include accessing a line of credit with a correspondent bank, borrowing from the FHLB, selling available for sale investments or loans and raising additional deposits.
The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default.   Mortgages must meet strict underwriting and documentation requirements for the sale to be completed.  The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of March 31, 2013.  To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.
There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2013, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at March 31, 2013. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the three months of 2013 and have not changed materially from those which were disclosed in the Company’s 2012 Form 10-K/A.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2012 in the Company’s 2012 Form 10-K/A.

Item 4.   Controls and Procedures

The Company’s management evaluated, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and our principal financial officer based this conclusion on the fact that the Company identified, following the examination of the Company’s subsidiary, The National Bank of Blacksburg (the “Bank”), by its primary federal regulator, a material weakness in the Company’s internal control over classifying certain loans as impaired and nonaccrual within the appropriate regulatory timeframe. Additional information with respect to this issue is included in the discussion below.

Changes in Internal Control Over Financial Reporting

During March 2013, after management discovered the material weakness in its internal control over financial reporting described above, management implemented additional internal control procedures to ensure that more thorough review procedures are in place over the determination of classifying certain loans as impaired and nonaccrual. In addition, management changed the workflow of the procedures and has segregated duties among our lending department, credit administration department and accounting department to properly identify and disclose impaired loans. Also, following the examination of the Bank, and as a means of corrective action, the Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, established a task force of Company and Bank employees who reviewed all commercial relationships over $500,000 in the Bank’s portfolio to ensure compliance with Bank and regulatory policies relating to nonaccrual classification. This task force determined that the loans constituting the remaining portfolio of commercial relationships over $500,000 were properly classified.

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

Item 1A.    Risk Factors

Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2012 Annual Report on Form 10-K/A and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

       Not applicable.

Item 5.    Other Information

Subsequent Events
From March 31, 2013, the balance sheet date of this Form 10-Q, through the date of filing the Form 10-Q with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provide evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Item 6.    Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: May 8, 2013	/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2013	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three months ended March 31, 2013, and 2012; (ii) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Financial Statements

*       Indicates a management contract or compensatory plan.

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

Date: May 8, 2013

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

Date: May 8, 2013

/s/David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit 32 (i)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2013, I, James G. Rakes, Chairman, President and Chief Executive Officer (Principal Executive Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)  such Form 10-Q for the quarter ended March 31, 2013, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      the information contained in such Form 10-Q for the quarter ended March 31, 2013, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer) May 8, 2013

Exhibit 32 (ii)

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Form 10-Q of National Bankshares, Inc. for the quarter ended March 31, 2013, I, David K. Skeens, Treasurer and Chief Financial Officer (Principal Financial Officer) of National Bankshares, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)  such Form 10-Q for the quarter ended March 31, 2013, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      the information contained in such Form 10-Q for the quarter ended March 31, 2013, fairly presents, in all material respects, the financial condition and results of operations of National Bankshares, Inc.

/s/David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) May 8, 2013