Form 10-Q
period 2013-06-30
NATIONAL BANKSHARES INC
filed 2013-08-08
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at August 1, 2013 6,947,974

(This report contains 57 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Item 1. Financial Statements

Financial Information

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
$ in thousands, except per share data	2013	2012
Assets
Cash and due from banks	$13,474	$14,783
Interest-bearing deposits	63,731	96,597
Securities available for sale, at fair value	205,948	189,815
Securities held to maturity (fair value approximates $163,884 at June 30, 2013 and $170,846 at December 31, 2012)	166,915	160,539
Restricted stock, at cost	1,414	1,689
Mortgage loans held for sale	1,950	2,796
Loans:
Loans, net of unearned income and deferred fees	588,061	592,162
Less allowance for loan losses	(7,952)	(8,349)
Loans, net	580,109	583,813
Premises and equipment, net	10,222	10,401
Accrued interest receivable	6,291	6,247
Other real estate owned, net	969	1,435
Intangible assets and goodwill	8,837	9,377
Bank-owned life insurance	20,858	20,523
Other assets	10,368	6,346
Total assets	$1,091,086	$1,104,361

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$144,164	$144,252
Interest-bearing demand deposits	461,662	455,713
Savings deposits	73,095	69,063
Time deposits	259,600	277,738
Total deposits	938,521	946,766
Accrued interest payable	126	139
Other liabilities	6,901	7,347
Total liabilities	945,548	954,252
Commitments and contingencies	---	---
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,947,974 shares at June 30, 2013 and December 31, 2012	8,685	8,685
Retained earnings	149,061	144,162
Accumulated other comprehensive loss, net	(12,208)	(2,738)
Total stockholders' equity	145,538	150,109
Total liabilities and stockholders' equity	$1,091,086	$1,104,361

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended June 30, 2013 and 2012

(Unaudited)

	June 30,	June 30,
$ in thousands, except per share data	2013	2012
Interest Income
Interest and fees on loans	$8,192	$8,753
Interest on interest-bearing deposits	58	56
Interest on securities – taxable	1,725	1,782
Interest on securities – nontaxable	1,618	1,591
Total interest income	11,593	12,182

Interest Expense
Interest on time deposits of $100 or more	230	391
Interest on other deposits	1,318	1,627
Total interest expense	1,548	2,018
Net interest income	10,045	10,164
Provision for loan losses	355	1,104
Net interest income after provision for loan losses	9,690	9,060

Noninterest Income
Service charges on deposit accounts	625	651
Other service charges and fees	42	41
Credit card fees	853	840
Trust income	311	440
BOLI income	176	200
Other income	190	112
Realized securities losses, net (includes accumulated other comprehensive income reclassification adjustments for unrealized net losses in available-for-sale securities of ($11) for the period ended June 30, 2013 and ($6) for the period ended June 30, 2012)	(11)	(1)
Total noninterest income	2,186	2,283

Noninterest Expense
Salaries and employee benefits	2,992	2,954
Occupancy and furniture and fixtures	404	397
Data processing and ATM	418	424
FDIC assessment	136	101
Credit card processing	646	638
Intangible assets amortization	269	271
Net costs of other real estate owned	65	103
Franchise taxes	265	226
Other operating expenses	920	617
Total noninterest expense	6,115	5,731
Income before income taxes	5,761	5,612
Income tax expense (includes income tax benefit from reclassification items of ($4) for the three months ended June 30, 2013 and ($2) for the three months ended June 30, 2012)	1,326	1,272
Net Income	$4,435	$4,340

Basic net income per share	$0.64	$0.63
Fully diluted net income per share	$0.64	$0.62
Weighted average number of common shares outstanding – basic	6,947,974	6,939,974
Weighted average number of common shares outstanding – diluted	6,968,348	6,957,445
Dividends declared per share	$0.54	$0.53

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended June 30, 2013 and 2012

(Unaudited)

	June 30,	June 30,
$ in thousands	2013	2012
Net Income	$4,435	$4,340

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gains (losses) on available for sale securities net of taxes of ($4,584) and $662 for the periods ended June 30, 2013 and 2012, respectively	(8,512)	1,229
Reclassification adjustment, net of taxes of $4 and $2 for the periods ended June 30, 2013 and 2012, respectively	7	4
Other comprehensive income (loss), net of taxes of ($4,580) and $664 for the periods ended June 30, 2013 and 2012, respectively	(8,505)	1,233
Total Comprehensive Income (Loss)	$(4,070)	$5,573

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Six Months Ended June 30, 2013 and 2012

(Unaudited)

	June 30,	June 30,
$ in thousands, except per share data	2013	2012
Interest Income
Interest and fees on loans	$16,511	$17,631
Interest on interest-bearing deposits	116	127
Interest on securities – taxable	3,264	3,371
Interest on securities – nontaxable	3,266	3,167
Total interest income	23,157	24,296

Interest Expense
Interest on time deposits of $100 or more	498	816
Interest on other deposits	2,729	3,319
Total interest expense	3,227	4,135
Net interest income	19,930	20,161
Provision for loan losses	1,026	1,776
Net interest income after provision for loan losses	18,904	18,385

Noninterest Income
Service charges on deposit accounts	1,213	1,282
Other service charges and fees	102	90
Credit card fees	1,593	1,634
Trust income	600	766
BOLI income	364	400
Other income	340	211
Realized securities gains (losses), net (includes accumulated other comprehensive income reclassification adjustments for unrealized net gains in available-for-sale securities of $84 for the period ended June 30, 2013 and $38 for the period ended June 30, 2012)	84	52
Total noninterest income	4,296	4,435

Noninterest Expense
Salaries and employee benefits	5,932	5,910
Occupancy and furniture and fixtures	836	794
Data processing and ATM	811	816
FDIC assessment	272	210
Credit card processing	1,198	1,210
Intangible assets amortization	540	542
Net costs of other real estate owned	140	151
Franchise taxes	523	388
Other operating expenses	1,809	1,421
Total noninterest expense	12,061	11,442
Income before income taxes	11,139	11,378
Income tax expense (includes income tax expense from reclassification items of $29 for the period ended June 30, 2013 and $13 for the period ended June 30, 2012)	2,488	2,609
Net Income	$8,651	$8,769

Basic net income per share	$1.25	$1.26
Fully diluted net income per share	$1.24	$1.26
Weighted average number of common shares outstanding – basic	6,947,974	6,939,974
Weighted average number of common shares outstanding – diluted	6,968,711	6,956,041
Dividends declared per share	$0.54	$0.53

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Six Months Ended June 30, 2013 and 2012

(Unaudited)

	June 30,	June 30,
$ in thousands	2013	2012
Net Income	$8,651	$8,769

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gains (losses) on available for sale securities net of taxes of ($5,071) and $173 for the periods ended June 30, 2013 and 2012, respectively	(9,415)	322
Reclassification adjustment, net of taxes of ($29) and ($13) for the periods ended June 30, 2013 and 2012, respectively	(55)	(25)
Other comprehensive income (loss), net of taxes of ($5,100) and $160 for the periods ended June 30, 2013 and 2012, respectively	(9,470)	297
Total Comprehensive Income (Loss)	$(819)	$9,066

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2013 and 2012

(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2011	$8,675	$133,945	$(1,321)	$141,299
Net income	---	8,769	---	8,769
Dividends $0.53 per share	---	(3,678)	---	(3,678)
Other comprehensive income, net of tax $160	---	---	297	297
Balances at June 30, 2012	$8,675	$139,036	$(1,024)	$146,687

Balances at December 31, 2012	$8,685	$144,162	$(2,738)	$150,109
Net income	---	8,651	---	8,651
Dividends $0.54 per share	---	(3,752)	---	(3,752)
Other comprehensive loss, net of tax ($5,100)	---	---	(9,470)	(9,470)
Balances at June 30, 2013	$8,685	$149,061	$(12,208)	$145,538

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

(Unaudited)

	June 30,	June 30,
$ in thousands	2013	2012
Cash Flows from Operating Activities
Net income	$8,651	$8,769
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,026	1,776
Depreciation of bank premises and equipment	364	384
Amortization of intangibles	540	542
Amortization of premiums and accretion of discounts, net	85	108
Gains on disposal of fixed assets	---	(3)
Gains on sales and calls of securities available for sale, net	(84)	(38)
Gains on calls of securities held to maturity, net	---	(14)
Losses and write-downs on other real estate owned, net	64	89
Increase in cash value of bank-owned life insurance	(335)	(353)
Net change in:
Mortgage loans held for sale	846	1,228
Accrued interest receivable	(44)	31
Other assets	1,117	(176)
Accrued interest payable	(13)	(33)
Other liabilities	(446)	(294)
Net cash provided by operating activities	11,771	12,016

Cash Flows from Investing Activities
Net change interest-bearing deposits	32,866	(6,747)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	53,588	81,604
Proceeds from calls, principal payments and maturities of securities held to maturity	7,044	18,642
Purchases of securities available for sale	(84,267)	(96,032)
Purchases of securities held to maturity	(13,484)	(21,139)
Net change in restricted stock	275	(22)
Purchases of loan participations	(900)	---
Collections of loan participations	91	1,230
Loan originations and principal collections, net	3,025	(1,287)
Proceeds from disposal of other real estate owned	803	1,100
Recoveries on loans charged off	61	57
Additions to bank premises and equipment	(185)	(606)
Net cash used in investing activities	(1,083)	(23,200)

Cash Flows from Financing Activities
Net change in time deposits	(18,138)	(11,202)
Net change in other deposits	9,893	27,307
Cash dividends paid	(3,752)	(3,678)
Net cash provided by (used in) financing activities	(11,997)	12,427

Net change in cash and due from banks	(1,309)	1,243
Cash and due from banks at beginning of period	14,783	11,897
Cash and due from banks at end of period	$13,474	$13,140

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$3,240	$4,168
Income taxes paid	2,428	2,576

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$1,484	$1,733
Loans transferred to other real estate owned	401	571
Unrealized net gains (losses) on securities available for sale	(14,569)	457

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the six months ended June 30, 2013 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2012 Form 10-K/A.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

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

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	69,000	$23.75
Exercised	---	---
Forfeited or expired	---	---
Outstanding June 30, 2013	69,000	$23.75	3.33	$813
Exercisable at June 30, 2013	69,000	$23.75	3.33	$813

There were no shares exercised during the six months ended June 30, 2013 and 2012. As of June 30, 2013, there was no unrecognized compensation expense related to stock options.

Note 3:    Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	June 30, 2013	December 31, 2012
Real estate construction	$56,306	$50,313
Consumer real estate	141,897	143,262
Commercial real estate	300,062	304,308
Commercial non real estate	35,057	37,349
Public sector and IDA	26,306	26,169
Consumer non real estate	29,336	31,714
Gross loans	588,964	593,115
Less unearned income and deferred fees	(903)	(953)
Loans, net of unearned income and deferred fees	$588,061	$592,162

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

Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate the probability that collection will not occur according to the loan’s terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “other assets especially mentioned.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair market value. Impaired loans with an impairment loss are designated nonaccrual. Please refer to Note 2 of the Company’s 2012 Form 10-K/A, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

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

Portfolio Segments and Classes

Beginning January 1, 2013, the Company segregated certain loans that were included within the classes of the Residential Real Estate segment, including Equity lines, Residential closed-end first liens and Residential closed-end junior liens. The newly-segregated loans are secured by residential real estate collateral that is owned by investors and for which the primary repayment source is rental income. The new class in the Residential Real Estate segment allows the Company to address credit risks characteristic of investor-owned residential real estate. Segregating the investor-owned residential real estate did not have a significant impact on the calculation of the allowance for loan losses. Consistent with accounting guidance, prior periods have not been restated and are shown as originally published using the segments and classes in effect for the period.

The segments and classes used in determining the allowance for loan losses, beginning in 2013 are as follows.

Real Estate Construction

         Construction, residential

         Construction, other

Consumer Real Estate

         Equity lines

         Residential closed-end first liens

         Residential closed-end junior liens

         Investor-owned residential real estate

Commercial Real Estate

         Multifamily real estate

         Commercial real estate, owner-occupied

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

The revised calculation and application of historical loss rates impacted the calculation of reserves for collectively-evaluated loans. Under the former methodology, the class historical loss rates were applied to all collectively-evaluated loans and would have resulted in a total allocation of $2,695. Under the revised methodology, class historical loss rates are applied to only non-classified loans, resulting in an allocation of $2,687. In addition, the classified historical loss rate resulted in an allocation of $838, for a total allocation based on historical loss rates of $3,525. Consistent with accounting guidance, prior periods have not been restated and are shown as originally published using the methodology in effect for the period.

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

The analysis of certain factors results in standard allocations to all segments and classes. These factors include loan officers’ average years of experience, the risk from changes in lending policies, and the risk from changes in loan review. Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include levels of past due loans, nonaccrual loans, current class balance as a percentage of total loans, and the percentage of high risk loans within the class. Additionally, factors specific to each segment are analyzed and result in allocations to the segment.

Real estate construction loans are subject to general risks from changing commercial building and housing market trends and economic conditions that may impact demand for completed properties and the costs of completion. These risks are measured by market-area unemployment rates, bankruptcy rates, housing and commercial building market trends, and interest rates.

The credit quality of consumer real estate is subject to risks associated with the borrower’s repayment ability and collateral value, measured generally by analyzing local unemployment and bankruptcy trends, local housing market trends, and interest rates.

The commercial real estate segment includes loans secured by multifamily residential real estate, commercial real estate occupied by the owner/borrower, and commercial real estate leased to non-owners. Loans in the commercial real estate segment are impacted by economic risks from changing commercial real estate markets, rental markets for multi-family housing and commercial buildings, business bankruptcy rates, local unemployment and interest rate trends that would impact the businesses housed by the commercial real estate.

Commercial non real estate loans are secured by collateral other than real estate, or are unsecured. Credit risk for commercial non real estate loans is subject to economic conditions, generally monitored by local business bankruptcy trends, and interest rates. Public sector and IDA loans are extended to municipalities and related entities. Credit risk is based upon the entity’s ability to repay and interest rate trends.

Consumer non real estate includes credit cards, automobile and other consumer loans. Credit cards and certain other consumer loans are unsecured, while collateral is obtained for automobile loans and other consumer loans. Credit risk stems primarily from the borrower’s ability to repay, measured by average unemployment, average personal bankruptcy rates and interest rates.

Factor allocations applied to each class are increased for loans rated special mention and increased to a greater extent for loans rated classified. The Company allocates additional reserves for “high risk” loans, determined to be junior lien mortgages, high loan-to-value loans and interest-only loans.

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Three Months Ended June 30, 2013
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, March 31, 2012	$1,173	$1,846	$3,289	$1,276	$110	$585	$12	$8,291
Charge-offs	---	(46)	---	(556)	---	(128)	---	(730)
Recoveries	---	1	4	---	---	31	---	36
Provision for loan losses	(141)	(131)	(264)	761	1	25	104	355
Balance, June 30, 2013	$1,032	$1,670	$3,029	$1,481	$111	$513	$116	$7,952

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2013
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2012	$1,070	$2,263	$3,442	$959	$142	$424	$49	$8,349
Charge-offs	(184)	(99)	(35)	(960)	---	(206)	---	(1,484)
Recoveries	---	1	4	16	---	40	---	61
Provision for loan losses	146	(495)	(382)	1,466	(31)	255	67	1,026
Balance, June 30, 2013	$1,032	$1,670	$3,029	$1,481	$111	$513	$116	$7,952

	Activity in the Allowance for Loan Losses for the Three Months Ended June 30, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, March 31, 2012	$674	$2,252	$3,220	$1,126	$85	$482	$224	8,063
Charge-offs	(589)	(150)	(200)	(5)	---	(84)	---	(1,028)
Recoveries	13	2	---	5	---	13	---	29
Provision for loan losses	1,298	(194)	237	(213)	26	11	(61)	1,104
Balance, June 30, 2012	$1,396	$1,910	$3,257	$909	$111	$422	$163	$8,168

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2011	$1,079	$1,245	$3,515	$1,473	$232	$403	$121	$8,068
Charge-offs	(589)	(245)	(737)	(5)	---	(152)	---	(1,728)
Recoveries	13	2	---	1	---	36	---	52
Provision for loan losses	893	908	479	(560)	(121)	135	42	1,776
Balance, June 30, 2012	$1,396	$1,910	$3,257	$909	$111	$422	$163	$8,168

	Allowance for Loan Losses as of June 30, 2013
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$10	$261	$1	$	---	$1	$	---	$273
Collectively evaluated for impairment		1,032	1,660	2,768	1,480		111	512		116	7,679
Total		$1,032	$1,670	$3,029	$1,481		$111	$513		$116	$7,952

	Allowance for Loan Losses as of December 31, 2012
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$43	$273	$231	$	---	$7	$	---	$554
Collectively evaluated for impairment		1,070	2,220	3,169	728		142	417		49	7,795
Total		$1,070	$2,263	$3,442	$959		$142	$424		$49	$8,349

	Loans as of June 30, 2013
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$2,992	$915	$13,227	$236	$	---	$25	$	---	$17,395
Collectively evaluated for impairment	53,314	140,982	286,835	34,821		26,306	29,311		---	571,569
Total loans	$56,306	$141,897	$300,062	$35,057		$26,306	$29,336	$	---	$588,964

	Loans as of December 31, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$6,643	$864	$10,329	$574	$	---	$46	$	---	$18,456
Collectively evaluated for impairment	43,670	142,398	293,979	36,775		26,169	31,668		---	574,659
Total	$50,313	$143,262	$304,308	$37,349		$26,169	$31,714	$	---	$593,115

A summary of ratios for the allowance for loan losses follows.

	Six Months Ended June 30,		Year Ended December 31,
	2013	2012	2012
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.35%	1.39%	1.41%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.49%	0.57%	0.49%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	June 30,		December 31,
	2013	2012	2012
Nonperforming assets:
Nonaccrual loans	$10,428	$3,627	$10,870
Restructured loans in nonaccrual	1,522	3,763	2,151
Total nonperforming loans	11,950	7,390	13,021
Other real estate owned, net	969	871	1,435
Total nonperforming assets	$12,919	$8,261	$14,456
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.19%	1.41%	2.44%
Ratio of allowance for loan losses to nonperforming loans(1)	66.54%	110.53%	64.12%

(1)     The Company defines nonperforming loans as nonaccrual loans. Loans 90 days or more past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	June 30,				December 31,
	2013		2012		2012
Loans past due 90 days or more and still accruing		$125		$242	$170
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.02%		0.04%	0.03%
Accruing restructured loans		$6,234		$2,035	$2,005
Impaired loans:
Impaired loans with no valuation allowance		$15,946		$12,374	$16,974
Impaired loans with a valuation allowance		1,449		1,543	1,482
Total impaired loans		$17,395		$13,917	$18,456
Valuation allowance		(273)		(362)	(554)
Impaired loans, net of allowance		$17,122		$13,555	$17,902
Average recorded investment in impaired loans(1)		$17,889		$14,055	$13,540
Interest income recognized on impaired loans, after designation as impaired		$77		$186	$9
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)      Recorded investment includes principal, accrued interest and net deferred fees.

Nonaccrual loans that meet the Company’s balance threshold of $250 or are TDRs are designated as impaired. No interest income was recognized on nonaccrual loans for the six months ended June 30, 2013 or June 30, 2012 or for the year ended December 31, 2012.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of June 30, 2013
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction
Construction, residential	$123	$118	$118	$	---	$	---
Construction, other	2,869	2,854	2,854		---		---
Consumer Real Estate
Equity lines	---	---	---		---		---
Residential closed-end first liens	506	507	291		216		3
Residential closed-end junior liens	327	328	61		268		7
Investor-owned residential real estate	82	83	83		---		---
Commercial Real Estate
Multifamily real estate	4,261	4,258	4,258		---		---
Commercial real estate, owner-occupied	5,466	5,469	4,553		916		261
Commercial real estate, other	3,500	3,516	3,516		---		---
Commercial Non Real Estate
Commercial and Industrial	236	237	213		23		1
Public Sector and IDA
Public sector and IDA	---	---	---		---		---
Consumer Non Real Estate
Credit cards	---	---	---		---		---
Automobile	25	25	---		25		1
Other consumer loans	---	---	---		---		---
Total	$17,395	$17,395	$15,947		$1,448		$273

(1)     Recorded investment includes the unpaid principal balance and any accrued interest and net deferred fees.

	Impaired Loans as of December 31, 2012
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction
Construction, residential	$123	$118	$118	$	---	$	---
Construction, other	6,520	6,487	6,487		---		---
Consumer Real Estate
Equity lines	---	---	---		---		---
Residential closed-end first liens	783	785	634		151		43
Residential closed-end junior liens	81	81	81		---		---
Commercial Real Estate
Multifamily real estate	5,284	5,288	5,288		---		---
Commercial real estate, owner-occupied	5,045	5,043	4,293		750		273
Commercial real estate, other	---	---	---		---		---
Commercial Non Real Estate
Commercial and Industrial	574	574	39		535		231
Public Sector and IDA
Public sector and IDA	---	---	---		---		---
Consumer Non Real Estate
Credit cards	---	---	---		---		---
Automobile	46	46	---		46		7
Other consumer loans	---	---	---		---		---
Total	$18,456	$18,422	$16,940		$1,482		$554

(1)     Recorded investment includes the unpaid principal balance, accrued interest and any accrued interest and deferred fees.

The following tables show the average investment and interest income recognized for impaired loans.

	Average Investment and Interest Income for Impaired Loans
	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
	Average Recorded Investment(1)	Interest Income Recognized		Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction
Construction, residential	$118	$	---	$118	$	---
Construction, other	2,854		---	2,927		---
Consumer Real Estate
Equity lines	---		---	---		---
Residential closed-end first liens	530		1	534		2
Residential closed-end junior liens	347		---	352		---
Investor-owned residential real estate	83		1	84		3
Commercial Real Estate
Multifamily real estate	4,294		---	4,383		---
Commercial real estate, owner-occupied	5,486		28	5,509		55
Commercial real estate, other	3,516		8	3,516		16
Commercial Non Real Estate
Commercial and industrial	310		1	429		1
Public Sector and IDA
Public sector and IDA	---		---	---		---
Consumer Non Real Estate
Credit cards	---		---	---		---
Automobile	29		---	37		---
Other consumer	---		---	---		---
Total	$17,567		$39	$17,889		$77

(1)     Recorded investment includes the unpaid principal balance and any accrued interest and net deferred fees.

	Average Investment and Interest Income for Impaired Loans
	For the Year Ended December 31, 2012
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction
Construction, residential	$1,171	$	---
Construction, other	4,290		1
Consumer Real Estate
Equity lines	101		---
Residential closed-end first liens	873		2
Residential closed-end junior liens	234		---
Commercial Real Estate
Multifamily real estate	1,466		5
Commercial real estate, owner-occupied	4,806		1
Commercial real estate, other	---		---
Commercial Non Real Estate
Commercial and Industrial	570		---
Public Sector and IDA
Public sector and IDA	---		---
Consumer Non Real Estate
Credit cards	---		---
Automobile	4		---
Other consumer	25		---
Total	$13,540		$9

(1)	Recorded investment includes the unpaid principal balance and any accrued interest and deferred fees.

The Company reviews nonaccrual loans on an individual loan basis to determine whether future payments are reasonably assured. To satisfy this criteria, the Company’s evaluation must determine that the underlying cause of the original delinquency or weakness that indicated nonaccrual status has been resolved, such as receipt of new guarantees, increased cash flows that cover the debt service or other resolution. Nonaccrual loans that demonstrate reasonable assurance of future payments and that have made at least six consecutive payments in accordance with repayment terms and timeframes may be returned to accrual status.

A restructured loan for which impairment measurement does not indicate a loss and that maintains current status for at least six months may be returned to accrual status.

An analysis of past due and nonaccrual loans as of June 30, 2013 follows.

	30 – 89 Days Past Due		90 or More Days Past Due	90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$123	$	---	$123
Construction, other		---	2,869		---	2,869
Consumer Real Estate
Equity lines		---	30		---	30
Residential closed-end first liens		1,128	346		104	503
Residential closed-end junior liens		16	99		---	99
Investor-owned residential real estate		410	---		---	3
Commercial Real Estate
Multifamily real estate		664	3,563		---	4,261
Commercial real estate, owner-occupied		468	2,771		18	3,728
Commercial real estate, other		73	---		---	---
Commercial Non Real Estate
Commercial and Industrial		150	309		---	309
Public Sector and IDA
Public sector and IDA		---	---		---	---
Consumer Non Real Estate
Credit cards		2	3		3	---
Automobile		189	25		---	25
Other consumer loans		45	---		---	---
Total		$3,145	$10,138		$125	$11,950

An analysis of past due and nonaccrual loans follows:

December 31, 2012
	30 – 89 Days Past Due		90 or More Days Past Due	90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$123	$	---	$123
Construction, other		31	89		---	3,109
Consumer Real Estate
Equity lines		22	30		30	98
Residential closed-end first liens		1,507	605		126	801
Residential closed-end junior liens		121	39		---	120
Commercial Real Estate
Multifamily real estate		671	261		---	4,624
Commercial real estate, owner-occupied		1,113	---		---	3,536
Commercial real estate, other		40	2,089		---	---
Commercial Non Real Estate
Commercial and Industrial		291	505		---	561
Public Sector and IDA
Public sector and IDA		---	---		---	---
Consumer Non Real Estate
Credit cards		20	4		4	---
Automobile		142	10		10	49
Other consumer loans		132	---		---	---
Total		$4,090	$3,755		$170	$13,021

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

Determination of risk grades was completed for the portfolio as of June 30, 2013 and 2012 and December 31, 2012.

The following displays collectively-evaluated loans by credit quality indicator.

June 30, 2013

	Pass	Special Mention	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$18,575	$157	$	---
Construction, other	34,528	---		30
Consumer Real Estate
Equity lines	16,886	---		64
Closed-end first liens	76,218	1,300		2,229
Closed-end junior liens	4,690	119		129
Investor-owned residential real estate	38,543	321		50
Commercial Real Estate
Multifamily residential real estate	50,590	---		1,065
Commercial real estate owner-occupied	136,791	2,208		1,014
Commercial real estate other	92,055	3,112		---
Commercial Non Real Estate
Commercial and Industrial	33,740	848		249
Public Sector and IDA
States and political subdivisions	26,308	---		---
Consumer Non Real Estate
Credit cards	6,575	---		---
Automobile	11,858	139		64
Other consumer	10,140	42		29
Total	$557,497	$8,246		$4,923

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2012

	Pass	Special Mention	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$14,344	$158	$	---
Construction, other	29,011	---		120
Consumer Real Estate
Equity lines	17,742	100		182
Closed-end first liens	113,893	652		2,413
Closed-end junior liens	6,713	119		138
Commercial Real Estate
Multifamily residential real estate	36,421	---		324
Commercial real estate owner-occupied	160,188	253		1,079
Commercial real estate other	92,628	3,112		---
Commercial Non Real Estate
Commercial and Industrial	36,372	99		318
Public Sector and IDA
States and political subdivisions	26,170	---		---
Consumer Non Real Estate
Credit cards	6,690	---		---
Automobile	12,344	101		56
Other consumer	11,815	45		105
Total	$564,331	$4,639		$4,735

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

Troubled Debt Restructurings

The Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $7,756 at June 30, 2013, $4,246 at December 31, 2012, and $5,798 at June 30, 2012. The following tables present restructurings by class that occurred during three and six month periods ended June 30, 2013, and the three and six month periods ended June 30, 2012.

Note: Only classes with restructured loans are presented.

	Restructurings That Occurred During the Three Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance	Impairment Accrued
Consumer Real Estate
Residential closed-end first liens	1	$212	$216	$3
Residential closed-end junior liens	1	262	267	7
Total	2	$474	$483	$10

	Restructurings That Occurred During the Six Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance	Impairment Accrued
Consumer Real Estate
Residential closed-end first liens	1	$212	$216	$3
Residential closed-end junior liens	1	262	267	7
Commercial Real Estate
Commercial real estate, owner-occupied	1	154	239	---
Commercial real estate, other	1	3,500	3,500	---
Total	4	$4,128	$4,222	$10

The modifications that resulted in troubled debt restructurings between January 1, 2013 and June 30, 2013 provided payment relief to the borrowers without forgiveness of principal or accrued interest. The date of conversion from interest-only to amortizing payments for one commercial real estate loan was extended beyond the date specified by the contract, resulting in designation as a troubled debt restructuring. During the second quarter of 2013, the loan was converted to amortizing payments and moved from Real Estate Construction to Commercial Real Estate. The other commercial real estate loan was modified to extend the term, lower the interest rate and provide debt consolidation to allow the borrower increased debt service ability. The modifications of the consumer real estate loans capitalized accrued interest and reduced interest rates. The term for one consumer real estate loan was shortened, resulting in a higher payment, while the term for the other consumer real estate loan was lengthened, resulting in a lower payment.

	Restructurings That Occurred During the Three Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance	Impairment Accrued
Consumer Real Estate
Residential closed-end first liens	2	$201	$146	$	---
Residential closed-end junior liens	1	147	93		---
Commercial Real Estate
Commercial real estate, owner-occupied	1	680	680		21
Commercial Non Real Estate
Commercial and industrial	1	400	400		176
Total	5	$1,428	$1,319		$197

	Restructurings That Occurred During the Six Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance	Impairment Accrued
Consumer Real Estate
Residential closed-end first liens	4	$351	$310	$47
Residential closed-end junior liens	1	147	93	---
Commercial Real Estate
Commercial real estate, owner-occupied	2	697	702	21
Commercial Non Real Estate
Commercial and industrial	1	400	400	176
Total	8	$1,595	$1,505	$244

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

The following tables present restructured loans that defaulted during the three and six month periods ended June 30, 2013 and the three and six month periods ended June 30, 2012, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, or charge-offs after the date of restructuring.

	Restructured Loans That Defaulted And Were Modified Within 12 Months Prior to Default
	Default During the 3 Month Period Ended June 30, 2013				Default During the 6 Month Period Ended June 30, 2013
	Number of Contracts	Principal Balance	Impairment Accrued		Number of Contracts	Principal Balance	Impairment Accrued
Consumer Real Estate
Residential closed-end first liens	1	$74	$	---	1	$74	$	---
Residential closed-end junior liens	1	60		---	1	60		---
Commercial Real Estate
Commercial real estate owner-occupied	2	670		---	3	863		---
Commercial Non Real Estate
Commercial and industrial	1	137		---	1	137		---
Total	5	$941	$	---	6	$1,134	$	---

	Restructured Loans That Defaulted And Were Modified Within 12 Months Prior to Default
	Default During the 3 Month Period Ended June 30, 2012				Default During the 6 Month Period Ended June 30, 2012
	Number of Contracts	Principal Balance	Impairment Accrued		Number of Contracts	Principal Balance	Impairment Accrued
Consumer Real Estate
Residential closed-end first liens	2	$123	$	---	2	$123	$	---
Residential closed-end junior liens	1	93		---	1	93		---
Commercial Real Estate
Commercial real estate owner-occupied	1	675		21	1	675		21
Commercial Non Real Estate
Commercial and industrial	-	-		-	-	-		-
Total	4	$891		$21	4	$891		$21

Restructured loans are individually evaluated for impairment. The fair value measurements for all of the restructured loans presented above were based on the fair value of collateral and as such, were not significantly affected by the payment default. All but one of the restructured loans above are in nonaccrual status. One of the commercial real estate loans that defaulted in the first quarter of 2013 was placed into other real estate owned during the first quarter of 2013.

Note 5: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	June 30, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for Sale:
U.S. Treasury	$2,002	$30	$	---	$2,032
U.S. Government agencies	173,812	355		12,381	161,786
Mortgage-backed securities	3,324	257		---	3,581
States and political subdivisions	27,080	906		99	27,887
Corporate	8,807	135		504	8,438
Other securities	2,345	10		131	2,224
Total	$217,370	$1,693		$13,115	$205,948

	December 31, 2012
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for Sale:
U.S. Treasury	$2,005	$68	$	---	$2,073
U.S. Government agencies	128,805	1,381		622	129,564
Mortgage-backed securities	4,202	367		---	4,569
States and political subdivisions	35,029	1,753		3	36,779
Corporate	14,207	368		---	14,575
Other securities	2,419	9		173	2,255
Total	$186,667	$3,946		$798	$189,815

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type are as follows.

	June 30, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies	$13,980	$336	$651	$13,665
Mortgage-backed securities	586	62	---	648
States and political subdivisions	152,349	3,492	6,270	149,571
Total	$166,915	$3,890	$6,921	$163,884

	December 31, 2012
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Held to Maturity:
U.S. Government agencies	$7,988	$563	$	---	$8,551
Mortgage-backed securities	691	73		---	764
States and political subdivisions	151,209	9,880		216	160,873
Corporate	651	7		---	658
Total	$160,539	$10,523		$216	$170,846

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	June 30, 2013
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies	$164,695	$13,032	$	---	$	---
States and political subdivisions	58,968	6,365		309		4
Corporate	4,513	504		---		---
Other securities	---	---		173		131
Total	$228,176	$19,901		$482		$135

	December 31, 2012
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies	$44,351	$622	$	---	$	---
States and political subdivisions	9,358	216		482		3
Other securities	---	---		133		172
Total	$53,709	$838		$615		$175

The Company had 177 securities with a fair value of $228,658 which were temporarily impaired at June 30, 2013.  The total unrealized loss on these securities was $20,036. Of the temporarily impaired total, two securities with a fair value of $482 and an unrealized loss of $135 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at June 30, 2013 for the reasons set out below.

U.S. Government agencies. The unrealized losses in this category of investments were caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. The Company is monitoring bond market trends and developing strategies to address unrealized losses. At this time the unrealized losses are not considered to be other-than-temporarily impaired.

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

Corporate. The Company’s unrealized losses in corporate debt securities are related to interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other securities. The Company holds an investment in an LLC and a small amount of community bank stock. The value of these investments has been negatively affected by market conditions. Because the Company does not intend to sell these investments before recovery of amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at June 30, 2013, management did not consider there to be any impairment.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging”, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

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

Note 7: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Six Months Ended June 30,
	2013	2012
Service cost	$298	$234
Interest cost	308	370
Expected return on plan assets	(492)	(538)
Amortization of prior service cost	(50)	(50)
Recognized net actuarial loss	266	254
Net Periodic Benefit Cost	$330	$270

2013 Plan Year Employer Contribution

Without considering the prefunding balance, the Company’s minimum required contribution to the National Bankshares, Inc. Retirement Income Plan (the “Plan”) is $815. Considering the prefunding balance, the 2013 minimum required contribution is $0. The Company elected to contribute $346 to the Plan during the six months ended June 30, 2013.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at June 30, 2013 Using
Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,032	$	---	$2,032	$	---
U.S. Government agencies	161,786		---	161,786		---
States and political subdivisions	27,887		---	27,887		---
Mortgage-backed securities	3,581		---	3,581		---
Corporate	8,438		---	8,438		---
Other securities	2,224		---	2,224		---
Total Securities Available for Sale	$205,948	$	---	$205,948	$	---

		Fair Value Measurements at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,073	$	---	$2,073	$	---
U.S. Government agencies	129,564		---	129,564		---
States and political subdivisions	36,779		---	36,779		---
Mortgage-backed securities	4,569		---	4,569		---
Corporate	14,575		---	14,575		---
Other securities	2,255		---	2,255		---
Total Securities Available for Sale	$189,815	$	---	$189,815	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2013 or December 31, 2012. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at June 30, 2013 and at December 31, 2012.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2013	Impaired loans net of valuation allowance	$1,176	$	---	$	---	$1,176
December 31, 2012	Impaired loans net of valuation allowance	928		---		---	928

Impaired loans are measured quarterly for impairment. The Company employs the most applicable valuation method for each loan based on current information at the time of valuation.

The following tables present information about Level 3 Fair Value Measurements for June 30, 2013 and December 31, 2012.

June 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	Discounted appraised value	Selling cost		10%(1)
Impaired loans	Present value of cash flows	Discount rate	6.25%	-	7.75%	(6.63%)

(1)     Of the Company’s impaired loans with specific allocations based on Level 3 inputs, only one loan was valued using fair value of collateral.

December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	Discounted appraised value	Selling cost	0%	-	10.00%	(2.00%)
Impaired loans	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	-	60.00%	(52.00%)
Impaired loans	Present value of cash flows	Discount rate	6.00%	-	7.50%	(6.28%)

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2013	Other real estate owned net of valuation allowance	$969	$	---	$	---	$969
December 31, 2012	Other real estate owned net of valuation allowance	1,435		---		---	1,435

The following tables present information about Level 3 Fair Value Measurements for June 30, 2013 and December 31, 2012.

June 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(1)	–	9.95%	(2.66%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	-	3.65%	(0.61%)

December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(1)	–	6.00%	(4.30%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	-	30.90%	(4.68%)

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

Bank-Owned Life Insurance

Bank owned life insurance represents insurance policies on officers of the Company and certain officers who are no longer employed by the Company.  The cash values of the policies are estimates using information provided by insurance carriers.  These policies are carried at their cash surrender value, which approximates the fair value.

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at June 30, 2013 and December 31, 2012, and, as such, the related fair values have not been estimated.

The estimated fair values and related carrying amounts of the Company’s financial instruments follow.

	June 30, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$13,474	$13,474	$	---	$	---	$13,474
Interest-bearing deposits	63,731	63,731		---		---	63,731
Securities	372,863	---		369,832		---	369,832
Restricted securities	1,414	---		1,414		---	1,414
Mortgage loans held for sale	1,950	---		1,950		---	1,950
Loans, net	580,109	---		---		600,826	600,826
Accrued interest receivable	6,291	6,291		---		---	6,291
Bank-owned life insurance	20,858	20,858		---		---	20,858
Financial Liabilities:
Deposits	$938,521	$678,921	$	---		$258,326	$937,247
Accrued interest payable	126	126		---		---	126

	December 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$14,783	$14,783	$	---	$	---	$14,783
Interest-bearing deposits	96,597	96,597		---		---	96,597
Securities	350,354	---		360,661		---	360,661
Restricted securities	1,689	---		1,689		---	1,689
Mortgage loans held for sale	2,796	---		2,796		---	2,796
Loans, net	583,813	---		---		570,471	570,471
Accrued interest receivable	6,247	6,247		---		---	6,247
Bank-owned life insurance	20,523	20,523		---		---	20,523
Financial Liabilities:
Deposits	$946,766	$669,028	$	---		$272,820	$941,848
Accrued interest payable	139	139		---		---	139

Note 9: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2011	$2,646	$(3,967)	$(1,321)
Unrealized holding gains on available for sale securities net of tax of $173	322	---	322
Reclassification adjustment, net of tax of ($13)	(25)	---	(25)
Balance at June 30, 2012	2,943	(3,967)	(1,024)

Balance at December 31, 2012	2,047	(4,785)	(2,738)
Unrealized holding losses on available for sale securities net of tax of ($5,071)	(9,415)	---	(9,415)
Reclassification adjustment, net of tax of ($29)	(55)	---	(55)
Balance at June 30, 2013	$(7,423)	$(4,785)	$(12,208)

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

These forward-looking statements are based upon or are affected by factors that could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. These factors include, but are not limited to, changes in:

●     interest rates,

●     general economic conditions,

●     the legislative/regulatory climate,

●

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation, and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”) the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and other financial reform legislation,

●     unanticipated increases in the level of unemployment in the Company’s trade area,

●     the quality or composition of the loan and/or investment portfolios,

●     demand for loan products,

●     deposit flows,

●     competition,

●     demand for financial services in the Company’s trade area,

●     the real estate market in the Company’s trade area,

●     the Company’s technology initiatives,

●     threats from technology based frauds and scams,

●     loss or retirement of key executives,

●     adverse changes in the securities market, and

●     applicable accounting principles, policies and guidelines.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of our 2012 Annual Report on Form 10-K/A.

The recession continues to impact the national economy as well as the Company’s market. Signs of economic recovery are mixed with continued high unemployment and diminished real estate values. The Company’s trade area contains a diverse economy that includes large public colleges and universities, which somewhat insulated the Company’s market from the dramatic declines in real estate values seen in some other areas of the country. Real estate values in the Company’s market area saw moderate declines in 2009 and 2010 that appeared to stabilize in 2011, 2012 and in the first half of 2013. If the economic recovery wavers or reverses, it is likely that unemployment will continue at higher-than-normal levels or rise in the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the State as a result of the recession could also negatively impact employment. This could lead to an even higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. A slow economic recovery could have an adverse effect on all financial institutions, including the Company.

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

The Company bases collateral method fair valuation upon the “as-is” value of independent appraisals or evaluations. Valuations for impaired loans with outstanding principal balances of $250 or more are based on a current appraisal. Appraisals are also used to value impaired loans with principal balances of $100 or greater and secured by one piece of collateral. Collateral-method impaired loans with principal balances below $100, or if secured by multiple pieces of collateral, below $250, are valued using an internal evaluation.

Appraisals and internal valuations provide an estimate of market value. Appraisals must conform to the Uniform Standards of Professional Appraisal Practice (“USPAP”) and are prepared by an independent third-party appraiser who is certified and licensed and who is approved by the Company. Appraisals incorporate market analysis, comparable sales analysis, cash flow analysis and market data pertinent to the property to determine market value. Internal evaluations are prepared and reviewed by employees of the Company who are independent of the loan origination, operation, management and collection functions. Evaluations provide a property’s market value based on the property’s current physical condition and characteristics and the economic market conditions that affect the collateral’s market value. Evaluations incorporate multiple sources of data to arrive at a property’s market value, including physical inspection, tax values, independent third-party automated tools, comparable sales analysis and local market information.

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

Beginning January 1, 2013, the Company segregated certain loans that were included within the classes of the Residential Real Estate segment, including Equity lines, Residential closed-end first liens and Residential closed-end junior liens. The newly-segregated loans are secured by residential real estate collateral that is owned by investors and for which the primary repayment source is rental income. The new class in the Residential Real Estate segment allows the Company to address credit risks characteristic of investor-owned residential real estate. Segregating the investor-owned residential real estate did not have a significant impact on the calculation of the allowance for loan losses. Consistent with accounting guidance, prior periods have not been restated and are shown as originally published using the segments and classes in effect for the period.

Probable loss is determined by applying historical net charge-off rates as well as additional percentages for trends and current levels of quantitative and qualitative factors. Loss rates are calculated for and applied to individual classes and encompass losses for the current year and the previous year. The Company utilizes a two-year “look-back period”, by averaging loss rates from the current year and the previous year to apply to current collectively-evaluated classes. Calculations made for quarterly reporting use the annualized current-year loss rate averaged with the loss rate from the previous year. The look-back period is the same for all classes and segments, and for all periods reported.

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

Trends and current levels of qualitative factors are evaluated and allocations are applied to each class. Delinquency rates, loan quality and concentrations are evaluated for individual classes, while factors for loan officers’ experience, changes in lending policies and changes in the loan review process are evaluated on a general level. Economic factors such as unemployment rates, bankruptcy rates and others are also evaluated, with standard allocations applied consistently to relevant classes.

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

The estimate of the allowance for June 30, 2013 considered market and portfolio conditions during the first six months of 2013 as well as the elevated levels of delinquencies and net charge-offs in 2012. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 4 to the financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

Goodwill and Core Deposit Intangibles

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs impairment testing in the fourth quarter of each year. The Company’s most recent impairment test was performed in the fourth quarter of 2012. Accounting guidance provides the option of performing preliminary assessment of qualitative factors before performing more substantial testing for impairment. The Company opted not to perform the preliminary assessment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to the Company; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to the Company. Each measure indicated that the Company’s fair value exceeded its book value, validating that goodwill is not impaired.

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

Overview

National Bankshares, Inc. (“NBI”) is a financial holding company incorporated under the laws of Virginia. Located in southwest Virginia, NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg (“NBB” or “the Bank”) and National Bankshares Financial Services, Inc. (“NBFS”). NBB, which does business as National Bank from twenty-five office locations, is a community bank. NBB is the source of nearly all of the Company’s revenue. NBFS does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

NBI common stock is listed on the NASDAQ Capital Market and is traded under the symbol “NKSH.” National Bankshares, Inc. has been included in the Russell Investments Russell 3000 and Russell 2000 Indexes since June 29, 2009.

Lending

NBB is community-oriented and offers a full range of retail and commercial banking services to individuals, small and mid-sized businesses, non-profits and local governments. Loan types include commercial and agricultural, commercial real estate, construction for commercial and residential properties, residential real estate, home equity and various consumer loan products. Of primary consideration in the Bank’s decision to extend credit is the repayment ability of the borrowers and (if secured) the collateral value in relation to the principal balance. Collateral value lowers risk and may be used as a secondary source of repayment. The credit decision is supported by documentation appropriate to the type of loan, including current financial information, income verification or cash flow analysis, tax returns, credit reports, collateral information, guarantor verification, title reports, appraisals (where appropriate), and other documents. A discussion of underwriting policies and procedures specific to the major loan products follows.

Commercial and agricultural loans primarily finance equipment acquisition, expansion, working capital, and other general business purposes. Because these loans have a higher degree of risk, the Bank generally obtains collateral such as inventories, accounts receivables or equipment, and personal guarantees from the borrowing entity’s principal owners. The Bank’s policy limits lending to 60% of the appraised value for inventory and equipment and up to 70% for accounts receivables less than 90 days old. Credit decisions are based upon an assessment of the financial capacity of the applicant, including the primary borrower’s ability to repay within proposed terms, a risk assessment, financial strength of guarantors and adequacy of collateral. Credit agency reports of individual owners’ credit history supplement the analysis.

Commercial mortgages and construction loans are offered to investors, developers and builders, primarily within the Bank’s market area in southwest Virginia. These loans are secured by first mortgages on real estate. The loan amount is generally limited to 80% of the collateral value, and is individually determined based on the property type, quality, location and sponsorship. Commercial properties include retail centers, apartments, and industrial properties.

Underwriting decisions are based upon an analysis of the economic viability of the collateral and creditworthiness of the borrower. The Bank obtains appraisals from qualified certified independent appraisers to establish the value of collateral properties. The property’s projected net cash flows compared to the debt service requirement (the “debt service coverage ratio” or “DSC” ratio) is required to be 110% or greater, and is computed after deduction for a vacancy factor and property expenses, as appropriate. Borrower cash flow may be supplemented by a personal guarantee from the principal(s) of the borrower, and guarantees from other parties. The Bank requires title insurance, fire, and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect the security interest in the underlying property. In addition, the Bank may employ stress testing techniques on higher balance loans to determine repayment ability in a changing rate environment before granting loan approval.

Construction loans are underwritten against projected cash flows from rental income, business and/or personal income from an owner-occupant or the sale of the property to an end-user. Associated risks may be mitigated by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements, and pre-sale contracts or pre-lease agreements.

The Bank offers a variety of first mortgage and junior lien loans secured by 1-4 family residences to individuals within our markets. Credit decisions are primarily based on loan-to-value (“LTV”) ratios, debt-to-income (“DTI”) ratios, liquidity, net worth, and DSC ratios. Income and financial information is obtained from personal tax returns, personal financial statements and employment documentation. A maximum LTV ratio of 80% is generally required, although higher levels are permitted with mortgage insurance. The debt-to-income ratio is limited to 40% of gross income.

Consumer real estate mortgages may have fixed interest rates for the entire term of the loan or variable interest rates subject to change yearly after the first, third, or fifth year. Variable rates are based on the weekly average yield of United States Treasury Securities and are underwritten at fully-indexed rates. We do not offer consumer real estate interest-only loans, sub-prime loans, or any variation on sub-prime lending including hybrid loans and payment option ARMs, or any product with negative amortization. Sub-prime loans involve extending credit to borrowers who exhibit characteristics indicating a significantly higher risk of default than traditional bank lending customers. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. Payment option ARMs usually have adjustable rates, for which borrowers choose their monthly payment of either a full payment, interest only, or a minimum payment which may be lower than the payment required to reduce the balance of the loan in accordance with the originally underwritten amortization.

Home equity loans are secured primarily by second mortgages on residential property. The underwriting policy for home equity loans generally permits aggregate (the total of all liens secured by the collateral property) borrowing availability up to 80% of the appraised value of the collateral. We offer variable rate home equity loans, with variable rate loans underwritten at fully-indexed rates. Decisions are primarily based on LTV ratios, DTI ratios and liquidity. We do not offer home equity loan products with reduced documentation.

Automobile loans include loans secured by new or used automobiles. Automobile loans are originated either on a direct basis or on an indirect basis through selected dealerships. We require borrowers to maintain collision insurance on automobiles securing consumer loans. Our procedures for underwriting automobile loans include an assessment of an applicant’s overall financial capacity, including credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral security to the proposed loan amount.

Performance Summary

The following table presents the Company’s key performance ratios for the six months ended June 30, 2013 and the year ended December 31, 2012. The measures for June 30, 2013 are annualized, except for basic earnings per share and fully diluted earnings per share.

	June 30, 2013	December 31, 2012
Return on average assets	1.59%	1.64%
Return on average equity	11.42%	12.01%
Basic earnings per share	$1.25	$2.56
Fully diluted earnings per share	$1.24	$2.55
Net interest margin (1)	4.27%	4.38%
Noninterest margin (2)	1.44%	1.36%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined 5 basis points for the six months ended June 30, 2013 as compared to the year ended December 31, 2012, due primarily to growth in average assets. The annualized return on average equity declined 59 basis points for the same period.

The annualized net interest margin was 4.27% for the first half of 2013, down 11 basis points from the 4.38% reported for the year ended December 31, 2012. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.

The annualized noninterest margin increased 8 basis points from the year ended December 31, 2012 primarily because of a decrease in noninterest income. Please refer to the discussion under noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	June 30, 2013	December 31, 2012	Percent Change
Interest-bearing deposits	$63,731	$96,597	(34.02)%
Securities	374,277	352,043	6.32%
Loans, net	580,109	583,813	(0.63)%
Deposits	938,521	946,766	(0.87)%
Total assets	1,091,086	1,104,361	(1.20)%

A decrease from December 31, 2012 in loans of 0.63% and interest-bearing deposits of 34.02%, offset by a decline of 0.87% in customer deposits resulted in increased liquidity. Some of the funds were invested in securities, which increased 6.32% when compared to the amount at December 31, 2012.

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	June 30, 2013	June 30, 2012	December 31, 2012
Nonperforming loans	$11,950	$7,390	$13,021
Loans past due 90 days or more, and still accruing	125	242	170
Other real estate owned	969	871	1,435
Allowance for loan losses to loans	1.35%	1.39%	1.41%
Net charge-off ratio	0.49%	0.57%	0.49%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.19%	1.41%	2.44%
Ratio of allowance for loan losses to nonperforming loans	66.54%	110.53%	64.12%

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses. The Company’s risk analysis for collectively-evaluated loans is based on historical charge-off rates, asset quality trends represented by past due and nonaccrual ratios, diversification of loans within the portfolio, the value of underlying collateral if secured, the risk of unsecured loans, and economic trends pertinent to the Company’s loan portfolio.

The Company’s risk analysis determined an allowance for loan losses of $7,952 at June 30, 2013, a decrease from $8,349 at December 31, 2012. The provision for the six months ended June 30, 2013 was $1,026, a decline from $1,776 for the same period in 2012. The ratio of allowance for loan losses to loans was 1.35% as of June 30, 2013, lower than 1.41% at December 31, 2012 and 1.39% at June 30, 2012.

Contributing to decreases in the level of allowance for loan losses and provision were improvements in nonperforming loans, loans past due 90 days or more, and improvements in economic indicators when compared to December 31, 2012. Nonperforming loans were $13,021 at December 31, 2012 and declined to $11,950 at June 30, 2013. The ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned was 2.19% as of June 30, 2013, a decrease from 2.44% at December 31, 2012. At June 30, 2012, nonperforming loans were $7,390 and the ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned was 1.41%.

Accruing loans past due 90 days or more improved from $170 at December 31, 2012 and from $242 at June 30, 2012 to $125 at June 30, 2013. The annualized net charge-off ratio for the first half of 2013 remained at 0.49%, the same level as that for the year ended December 31, 2012, but declined when compared with 0.57% for the first half of 2012.

Improvements in levels of high risk loans and economic indicators also contributed to the decline in the assessment of provision and allowance for loan losses. The percentage of high risk loans to total loans, defined by the Company to be junior lien mortgages, interest only loans and loans with high loan-to-value ratios, declined from 36.59% at June 30, 2012 and from 34.33% at December 31, 2012 to 30.93% at June 30, 2013. High risk loans are provided greater allocations than other loans within the same portfolio segment. Economic factors were analyzed to determine their impact on the credit risk of the loan portfolio. Within the Company’s market area, average unemployment, bankruptcy rates, and commercial and residential vacancy rates improved from June 30, 2012, though increased slightly from December 31, 2012.

The recent economic recession and slow recovery have contributed to levels of asset quality measures that are higher than normal for the Company, however risk analyses showed signs of improvement. When June 30, 2013 is compared to December 31, 2012, charge-off trends are similar, however improvements in nonperforming loans, accruing loans past due 90 days or more and certain economic factors that affect real estate construction, consumer real estate and commercial real estate resulted in a lower allocation. The Company continues to monitor risk levels within the loan portfolio. Please refer to Note 4: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for further information on collectively-evaluated loans, individually-evaluated impaired loans and the unallocated portion of the allowance for loan losses.

Other real estate owned decreased $466 from December 31, 2012 but increased $98 from June 30, 2012. As of June 30, 2013, total properties approximating $647 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

Modifications and Troubled Debt Restructurings (“TDRs”)

In the ordinary course of business, the Company modifies loan terms on a case-by-case basis, including both consumer and commercial loans, for a variety of reasons. Modifications to consumer loans generally involve short-term deferrals to accommodate specific, temporary circumstances. The Company may grant extensions to borrowers who have demonstrated a willingness and ability to repay their loan but who are dealing with the consequences of a specific unforeseen temporary hardship.

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

The Company began coding modification on the core processing system during the second quarter of 2013. The Company uses the coding to assist in identifying troubled debt restructurings. However, the majority of modifications during the quarter were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings follows:

Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in Thousands)
Rate reductions for competitive purposes	11	$3,924
Payment extensions for less than 3 months	56	1,227
Maturity date extensions of 6 months or less	33	3,939
Maturity date extensions of more than 6 months and up to 12 months	37	1,500
Maturity date extensions of more than 12 months	4	987
Advances on non-revolving loans or recapitalization	3	443
Change in amortization term or method	9	1,002
Renewal of expired Home Equity Line of Credit loans to additional 10 years	11	204
Renewal of single-payment notes	73	1,271
Total modifications that do not constitute TDRs	237	$14,497

For a loan modification to be a TDR, the following conditions must both be present: (1) the borrower is experiencing financial difficulty and (2) the Company makes a concession to the original contractual loan terms.

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

The Company’s TDRs were $7,756 at June 30, 2013, an increase from $4,156 at December 31, 2012. Accruing TDR loans amounted to $6,234 at June 30, 2013 and $2,005 at December 31, 2012. TDRs with a current payment history of at least 6 months may accrue interest. Accruing restructured loans increased with the addition of three loans totaling $3,982 restructured in 2013 that maintained sufficient current status prior to restructuring. All TDR loans are individually evaluated for impairment for purposes of determining the allowance for loan losses. TDR loans with an impairment loss or that do not demonstrate current payments for at least six months are maintained on nonaccrual until the borrower demonstrates sustained repayment history under the restructured terms and continued repayment is not in doubt. Otherwise, interest income is recognized using a cost recovery method.

	TDR Status as of June 30, 2013
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$123	$	---	$	---	$	---	$123
Consumer real estate	916		596		---		---	320
Commercial real estate	6,526		5,609		---		---	917
Commercial non real estate	191		29		---		---	162
Public sector and IDA	---		---		---		---	---
Consumer non real estate	---		---		---		---	---
Total TDR Loans	$7,756		$6,234	$	---	$	---	$1,522

	TDR Status as of December 31, 2012
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$123	$	---	$	---	$	---	$123
Consumer real estate	487		80		---		---	407
Commercial real estate	3,028		1,886		---		---	1,142
Commercial non real estate	518		39		---		---	479
Public sector and IDA	---		---		---		---	---
Consumer non real estate	---		---		---		---	---
Total TDR Loans	$4,156		$2,005	$	---	$	---	$2,151

Restructuring generally results in loans with either lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming. During the first half of 2013, the Company modified four loans totaling $4,222 in troubled debt restructurings, and during the first half of 2012, the Company modified eight loans totaling $1,505. Please refer to Note 4 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the six months ended June 30, 2013 and 2012 follows:

	June 30, 2013			June 30, 2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$583,706	$16,752	5.79%	$585,889	$17,795	6.11%
Taxable securities (5)	189,623	3,264	3.47%	165,479	3,371	4.10%
Nontaxable securities (1)(5)	175,301	5,054	5.81%	160,983	4,901	6.12%
Interest-bearing deposits	89,492	116	0.26%	99,352	127	0.26%
Total interest-earning assets	$1,038,122	$25,186	4.89%	$1,011,703	$26,194	5.21%
Interest-bearing liabilities:
Interest-bearing demand deposits	$453,509	$1,971	0.88%	$411,600	$2,104	1.03%
Savings deposits	71,652	17	0.05%	63,616	19	0.06%
Time deposits	270,599	1,239	0.92%	306,624	2,012	1.32%
Total interest-bearing liabilities	$795,760	$3,227	0.82%	$781,840	$4,135	1.06%
Net interest income and interest rate spread		$21,959	4.07%		$22,059	4.15%
Net yield on average interest-earning assets			4.27%			4.39%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the six-month periods presented.
(2)	Included in interest income are loan fees of $493 and $429 for the six months ended June 30, 2013 and 2012, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes mortgage loans held for sale.
(5)	Daily averages are shown at amortized cost.

The net interest margin for the six months ended June 30, 2013 decreased 12 basis points from the six months ended June 30, 2012. The decrease in interest rate spread was driven by a decline in the yield on earning assets of 32 basis points offset by a decline in the cost of interest-bearing liabilities of 24 basis points. Both loans and securities experienced a decline in yields. The 32 basis point decline in the yield on loans stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The yield on taxable securities was 63 basis points lower for the six months ended June 30, 2013, when compared with the same period in 2012, while the yield on nontaxable securities declined 31 basis points over the same period. The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments. The decline in the cost of interest-bearing liabilities came primarily from a 40 basis point reduction in the cost of time deposits when the six-month periods ended June 30, 2013 and June 30, 2012 are compared.

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

Provision and Allowance for Loan Losses

The provision for loan losses for the six month period ended June 30, 2013 was $1,026, compared with $1,776 for the six months of 2012. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at June 30, 2013 was 1.35%, which compares to 1.41% at December 31, 2012. The net charge-off ratio was 0.49% at June 30, 2013 and 0.49% at December 31, 2012. The change in the provision for loan losses was largely attributable to improvements in credit quality trends and lower net charge-offs during the first half of 2013. See “Asset Quality” for additional information.

Noninterest Income

	Six Months Ended
	June 30, 2013	June 30, 2012	Percent Change
Service charges on deposits	$1,213	$1,282	(5.38)%
Other service charges and fees	102	90	13.33%
Credit card fees	1,593	1,634	(2.51)%
Trust fees	600	766	(21.67)%
BOLI income	364	400	(9.00)%
Other income	340	211	61.14%
Realized securities gains	84	52	61.54%

Service charges on deposit accounts for the six months ended June 30, 2013 declined $69 or 5.38% when compared with the same period in 2012.

Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Income for the six months ended June 30, 2013 increased $12 from the same period in 2012, due to minor and routine fluctuations.

Credit card fees for the six months of 2013 decreased $41, or 2.51%, when compared with the same period last year. The decrease was due to a lower volume of merchant transactions and credit card fees.

Income from trust fees decreased 21.67% or $166 from the $766 earned in the same period of 2012. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions. Estate fees contributed to the amount recognized in 2012.

BOLI income decreased $36 from June 30, 2012 to June 30, 2013.

Other income includes net gains from the sales of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the six months ended June 30, 2013 increased 61.14%, when compared with the six months ended June 30, 2012. These areas fluctuate with market conditions and because of competitive factors.

Net realized securities gains for the six months ended June 30, 2013 were $84, as compared with $52 for the same period in 2012. Net realized securities gains and losses are market driven and have resulted from calls of securities.

Noninterest Expense

	Six Months Ended
	June 30, 2013	June 30, 2012	Percent Change
Salaries and employee benefits	$5,932	$5,910	0.37%
Occupancy, furniture and fixtures	836	794	5.29%
Data processing and ATM	811	816	(0.61)%
FDIC assessment	272	210	29.52%
Credit card processing	1,198	1,210	(0.99)%
Intangibles amortization	540	542	(0.37)%
Net costs of other real estate owned	140	151	(7.28)%
Franchise taxes	523	388	34.79%
Other operating expenses	1,809	1,421	27.30%

Total noninterest expense increased $619 or 5.41% when the six months ended June 30, 2013 are compared to the same period of 2012. Most of the increase was contributed by increases in franchise tax expense and other operating expense. Bank franchise tax expense for the six months ended June 30, 2013 increased $135 or 34.79% over the same period in 2012. The tax is calculated based on equity. Bank franchise tax expense in 2012 benefitted from refunds of prior years’ tax.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations and other expenses. Other operating expenses for the six months ended June 30, 2013 increased $388 or 27.30% from same period in 2012. Contributing to the increase were higher marketing and business development expenses.

FDIC assessment expense for the six months ended June 30, 2013 increased $62 or 29.52% over the same period for 2012. The calculation to determine the FDIC assessment uses assets as the assessment base.

Occupancy, furniture and fixtures expense increased 5.29%, from $794 for the six months ended June 30, 2012 to $836 as of June 30, 2013.

Salary and benefits expense was $5,932 for the six months ended June 30, 2013, similar to the $5,910 for the six months ended June 30, 2012.

Credit card processing expense declined by 0.99% from the total for the six months ended June 30, 2012. This expense is driven by volume and other factors and is subject to a degree of variability.

Net costs of other real estate owned decreased $11 from the six months ended June 30, 2012 to $140 for the six months ended June 30, 2013. This expense category includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market.

Data processing and ATM expense for the six months ended June 30, 2013 remained at a similar level to the amount for the six months ended June 30, 2012.

The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, with minimal change in expense between the six month periods ended June 30, 2013 and June 30, 2012.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	June 30, 2013	December 31, 2012	Percent Change
Interest-bearing deposits	$89,492	$94,724	(5.52%
Securities available for sale	201,863	189,850	6.33%
Securities held to maturity	164,574	149,566	10.03%
Loans, net	573,878	579,817	(1.02)%
Total assets	1,096,622	1,080,351	1.51%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$140,536	$141,269	(0.52)%
Interest-bearing demand deposits	453,509	420,947	7.74%
Savings deposits	71,652	64,973	10.28%
Time deposits	270,599	298,797	(9.44)%
Stockholders’ equity	152,774	147,812	3.36%

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

Loans

	June 30, 2013	December 31, 2012	Percent Change
Real estate construction loans	$56,306	$50,313	11.91%
Consumer real estate loans	141,897	143,262	(0.95)%
Commercial real estate loans	300,062	304,308	(1.40)%
Commercial non real estate loans	35,057	37,349	(6.14)%
Public sector and IDA	26,306	26,169	0.52%
Consumer non real estate	29,336	31,714	(7.50)%
Less: unearned income	(903)	(953)	(5.25)%
Loans, net of unearned income	$588,061	$592,162	(0.69)%

The Company’s loans net of unearned income decreased by $4,101 or 0.69%, from $592,162 at December 31, 2012 to $588,061 at June 30, 2013. Growth in real estate construction, and public sector loans was offset by declines in other categories. Real estate construction loans grew by $5,993 and public sector loans grew by $137 from December 31, 2012 to June 30, 2013.

The 7.50% decline in consumer non real estate loans continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers.

Commercial real estate loans declined $4,246 from December 31, 2012 while consumer real estate loans declined $1,365 or 0.95%. Commercial non real estate loans decreased by $2,292 or 6.14% from December 31, 2012. The declines are due to market, economic and competitive forces and are not the result of changes in lending policies.

The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products, reverse mortgages or loans with initial teaser rates.

Deposits

	June 30, 2013	December 31, 2012	Percent Change
Noninterest-bearing demand deposits	$144,164	$144,252	(0.06)%
Interest-bearing demand deposits	461,662	455,713	1.31%
Saving deposits	73,095	69,063	5.84%
Time deposits	259,600	277,738	(6.53)%
Total deposits	$938,521	$946,766	(0.87)%

Total deposits decreased $8,245, or 0.87% from $946,766 at December 31, 2012 to $938,521 at June 30, 2013. Increases in interest bearing demand deposits and savings deposits totaled $9,981, or 1.90%. These increases were offset by a decline in noninterest bearing demand deposits and time deposits of $18,226, or 4.32%, when June 30, 2013 is compared with December 31, 2012. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers are unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At June 30, 2013, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At June 30, 2013, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At June 30, 2013, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At June 30, 2013, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At June 30, 2013, the loan to deposit ratio was 62.66%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at June 30, 2013 was $145,538, a decrease of $4,571, or 3.05%, from the $150,109 at December 31, 2012. The Tier I and Tier II risk-based capital ratios at June 30, 2013 were 21.8% and 22.9%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

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

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. Mortgages must meet strict underwriting and documentation requirements for the sale to be completed. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of June 30, 2013. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the six months ended June 30, 2013, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at June 30, 2013. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the six months of 2013 and have not changed materially from those which were disclosed in the Company’s 2012 Form 10-K/A.

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

 Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2013 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2013 that materially affected, or were reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Additional information with respect to this issue is included in the discussion below.

Changes in Internal Control Over Financial Reporting

In March 2013, following the examination of the Company’s subsidiary, The National Bank of Blacksburg, by its primary federal regulator, the Company identified a material weakness in Company’s internal control over classifying certain loans as impaired and nonaccrual within the appropriate regulatory timeframe. After management discovered the material weakness in its internal control over financial reporting described above, management implemented additional internal control procedures to ensure that more thorough review procedures are in place over the determination of classifying certain loans as impaired and nonaccrual. In addition, the Company changed the workflow of the procedures and segregated duties among the lending department, credit administration department and accounting department to properly identify and disclose impaired loans. Also, following the examination of the Bank, and as a means of corrective action, the Company’s management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, established a task force of Company and Bank employees who reviewed all commercial relationships over $500,000 in the Bank’s portfolio to ensure compliance with Bank and regulatory policies relating to nonaccrual classification. This task force determined that the loans constituting the remaining portfolio of commercial relationships over $500,000 were properly classified.

These changes to the Company’s internal control over financial reporting procedures were implemented and deemed effective by management as of June 30, 2013.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

                Not applicable.

Item 5.     Other Information

Subsequent Events

From June 30, 2013, the balance sheet date of this Form 10-Q, through the date of filing the Form 10-Q with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provide evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Item 6.     Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: August 8, 2013	/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2013	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the six months ended June 30, 2013, and 2012; (ii) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Financial Statements

*     Indicates a management contract or compensatory plan.