Form 10-Q
period 2013-09-30
NATIONAL BANKSHARES INC
filed 2013-11-08
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at October 31, 2013 6,947,974

(This report contains 59 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

$ in thousands, except per share data	(Unaudited) September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$13,806	$14,783
Interest-bearing deposits	62,776	96,597
Securities available for sale, at fair value	192,225	189,815
Securities held to maturity (fair value approximates $160,676 at September 30, 2013 and $170,846 at December 31, 2012)	164,752	160,539
Restricted stock, at cost	1,414	1,689
Mortgage loans held for sale	617	2,796
Loans:
Loans, net of unearned income and deferred fees	590,664	592,162
Less allowance for loan losses	(8,090)	(8,349)
Loans, net	582,574	583,813
Premises and equipment, net	10,025	10,401
Accrued interest receivable	6,044	6,247
Other real estate owned, net	973	1,435
Intangible assets and goodwill	8,568	9,377
Bank-owned life insurance	21,020	20,523
Other assets	12,609	6,346
Total assets	$1,077,403	$1,104,361

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$147,928	$144,252
Interest-bearing demand deposits	453,044	455,713
Savings deposits	73,952	69,063
Time deposits	248,574	277,738
Total deposits	923,498	946,766
Accrued interest payable	97	139
Other liabilities	7,514	7,347
Total liabilities	931,109	954,252
Commitments and contingencies	---	---
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,947,974 shares at September 30, 2013 and December 31, 2012	8,685	8,685
Retained earnings	153,578	144,162
Accumulated other comprehensive loss, net	(15,969)	(2,738)
Total stockholders' equity	146,294	150,109
Total liabilities and stockholders' equity	$1,077,403	$1,104,361

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended September 30, 2013 and 2012

(Unaudited)

$ in thousands, except per share data	September 30, 2013		September 30, 2012
Interest Income
Interest and fees on loans		$8,196		$8,923
Interest on interest-bearing deposits		45		60
Interest on securities – taxable		1,743		1,620
Interest on securities – nontaxable		1,581		1,634
Total interest income		11,565		12,237

Interest Expense
Interest on time deposits of $100 or more		196		355
Interest on other deposits		1,192		1,581
Total interest expense		1,388		1,936
Net interest income		10,177		10,301
Provision for loan losses		303		778
Net interest income after provision for loan losses		9,874		9,523

Noninterest Income
Service charges on deposit accounts		709		674
Other service charges and fees		37		40
Credit card fees		834		807
Trust income		267		271
BOLI income		182		205
Other income		162		130
Realized securities losses, net (includes accumulated other comprehensive income reclassification adjustments for unrealized net losses in available-for-sale securities of ($88) for the period ended September 30, 2013 and ($18) for the period ended September 30, 2012)		(82)		(19)
Total noninterest income		2,109		2,108

Noninterest Expense
Salaries and employee benefits		3,031		3,104
Occupancy and furniture and fixtures		394		387
Data processing and ATM		477		390
FDIC assessment		136		133
Credit card processing		656		607
Intangible assets amortization		269		270
Net costs of other real estate owned		52		58
Franchise taxes		280		258
Other operating expenses		828		881
Total noninterest expense		6,123		6,088
Income before income taxes		5,860		5,543
Income tax expense (includes income tax benefit from reclassification items of ($31) for the three months ended September 30, 2013 and ($6) for the three months ended September 30, 2012)		1,343		1,250
Net Income		$4,517		$4,293
Basic net income per common share		$0.65		$0.62
Fully diluted net income per common share		$0.65		$0.62
Weighted average number of common shares outstanding – basic		6,947,974		6,941,757
Weighted average number of common shares outstanding – diluted		6,972,769		6,962,852
Dividends declared per common share	$	---	$	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended September 30, 2013 and 2012

(Unaudited)

$ in thousands	September 30, 2013	September 30, 2012
Net Income	$4,517	$4,293

Other Comprehensive Loss, Net of Tax
Unrealized holding losses on available for sale securities net of taxes of ($2,056) and ($351) for the periods ended September 30, 2013 and 2012, respectively	(3,818)	(653)
Reclassification adjustment, net of taxes of $31 and $6 for the periods ended September 30, 2013 and 2012, respectively	57	12
Other comprehensive loss, net of taxes of ($2,025) and ($345) for the periods ended September 30, 2013 and 2012, respectively	(3,761)	(641)
Total Comprehensive Income	$756	$3,652

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

$ in thousands, except per share data	September 30, 2013	September 30, 2012
Interest Income
Interest and fees on loans	$24,707	$26,554
Interest on interest-bearing deposits	161	187
Interest on securities – taxable	5,007	4,991
Interest on securities – nontaxable	4,847	4,801
Total interest income	34,722	36,533

Interest Expense
Interest on time deposits of $100 or more	694	1,171
Interest on other deposits	3,921	4,900
Total interest expense	4,615	6,071
Net interest income	30,107	30,462
Provision for loan losses	1,329	2,554
Net interest income after provision for loan losses	28,778	27,908

Noninterest Income
Service charges on deposit accounts	1,922	1,956
Other service charges and fees	139	130
Credit card fees	2,427	2,441
Trust income	867	1,037
BOLI income	546	605
Other income	502	341
Realized securities gains, net (includes accumulated other comprehensive income reclassification adjustments for unrealized net gains (losses) in available-for-sale securities of ($4) for the period ended September 30, 2013 and $20 for the period ended September 30, 2012)	2	33
Total noninterest income	6,405	6,543

Noninterest Expense
Salaries and employee benefits	8,963	9,014
Occupancy and furniture and fixtures	1,230	1,181
Data processing and ATM	1,288	1,206
FDIC assessment	408	343
Credit card processing	1,854	1,817
Intangible assets amortization	809	812
Net costs of other real estate owned	192	209
Franchise taxes	803	646
Other operating expenses	2,637	2,302
Total noninterest expense	18,184	17,530
Income before income taxes	16,999	16,921
Income tax expense (includes income tax expense (benefit) from reclassification items of ($1) for the period ended September 30, 2013 and $7 for the period ended September 30, 2012)	3,831	3,859
Net Income	$13,168	$13,062

Basic net income per common share	$1.90	$1.88
Fully diluted net income per common share	$1.89	$1.88
Weighted average number of common shares outstanding – basic	6,947,974	6,940,573
Weighted average number of common shares outstanding – diluted	6,970,063	6,958,316
Dividends declared per common share	$0.54	$0.53

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

$ in thousands	September 30, 2013	September 30, 2012
Net Income	$13,168	$13,062

Other Comprehensive Loss, Net of Tax
Unrealized holding losses on available for sale securities net of taxes of ($7,126) and ($178) for the periods ended September 30, 2013 and 2012, respectively	(13,234)	(331)
Reclassification adjustment, net of taxes of $1 and ($7) for the periods ended September 30, 2013 and 2012, respectively	3	(13)
Other comprehensive loss, net of taxes of ($7,125) and ($185) for the periods ended September 30, 2013 and 2012, respectively	(13,231)	(344)
Total Comprehensive Income (Loss)	$(63)	$12,718

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2011	$8,675	$133,945	$(1,321)	$141,299
Net income	---	13,062	---	13,062
Dividends $0.53 per share	---	(3,678)	---	(3,678)
Stock options exercised	5	54	---	59
Other comprehensive loss, net of tax( $185)	---	---	(344)	(344)
Balances at September 30, 2012	$8,680	$143,383	$(1,665)	$150,398

Balances at December 31, 2012	$8,685	$144,162	$(2,738)	$150,109
Net income	---	13,168	---	13,168
Dividends $0.54 per share	---	(3,752)	---	(3,752)
Other comprehensive loss, net of tax ($7,125)	---	---	(13,231)	(13,231)
Balances at September 30, 2013	$8,685	$153,578	$(15,969)	$146,294

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

$ in thousands	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities
Net income	$13,168	$13,062
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,329	2,554
Depreciation of bank premises and equipment	546	571
Amortization of intangibles	809	812
Amortization of premiums and accretion of discounts, net	130	168
Gains on disposal of fixed assets	---	(2)
(Gains) losses on sales and calls of securities available for sale, net	4	(20)
Gains on calls of securities held to maturity, net	(6)	(14)
Losses and write-downs on other real estate owned, net	92	29
Increase in cash value of bank-owned life insurance	(497)	(534)
Net change in:
Mortgage loans held for sale	2,179	(392)
Accrued interest receivable	203	13
Other assets	921	269
Accrued interest payable	(42)	(28)
Other liabilities	167	(251)
Net cash provided by operating activities	19,003	16,237

Cash Flows from Investing Activities
Net change interest-bearing deposits	33,821	30,961
Proceeds from calls, principal payments, sales and maturities of securities available for sale	61,135	119,493
Proceeds from calls, principal payments and maturities of securities held to maturity	9,176	24,255
Purchases of securities available for sale	(83,993)	(143,284)
Purchases of securities held to maturity	(13,484)	(42,063)
Net change in restricted stock	275	(22)
Purchases of loan participations	(900)	(2,000)
Collections of loan participations	127	4,656
Loan originations and principal collections, net	113	(9,699)
Proceeds from disposal of other real estate owned	848	1,174
Recoveries on loans charged off	92	76
Additions to bank premises and equipment	(170)	(667)
Net cash provided by (used in) investing activities	7,040	(17,120)
Cash Flows from Financing Activities
Net change in time deposits	(29,164)	(19,092)
Net change in other deposits	5,896	24,142
Cash dividends paid	(3,752)	(3,678)
Stock options exercised	---	59
Net cash provided by (used in) financing activities	(27,020)	1,431
Net change in cash and due from banks	(977)	548
Cash and due from banks at beginning of period	14,783	11,897
Cash and due from banks at end of period	$13,806	$12,445

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$4,657	$6,099
Income taxes paid	3,610	3,937

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$1,680	$2,444
Loans transferred to other real estate owned	478	1,608
Unrealized net losses on securities available for sale	(20,356)	(529)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2012 Form 10-K/A.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

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

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	69,000	$23.75
Exercised	---	---
Forfeited or expired	---	---
Outstanding September 30, 2013	69,000	$23.75	1.11	$838
Exercisable at September 30, 2013	69,000	$23.75	1.11	$838

There were no shares exercised during the nine months ended September 30, 2013. There were 4,000 shares with an intrinsic value of $74 exercised during the nine months ended September 30, 2012. As of September 30, 2013, there was no unrecognized compensation expense related to stock options.

Note 3:    Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	September 30, 2013	December 31, 2012
Real estate construction	$55,022	$50,313
Consumer real estate	146,447	143,262
Commercial real estate	301,890	304,308
Commercial non real estate	31,329	37,349
Public sector and IDA	28,332	26,169
Consumer non real estate	28,532	31,714
Gross loans	591,552	593,115
Less unearned income and deferred fees	(888)	(953)
Loans, net of unearned income and deferred fees	$590,664	$592,162

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

Troubled debt restructurings impact the estimation of the appropriate level of the allowance for loan losses. If the restructuring included forgiveness of a portion of principal or accrued interest, the charge-off is included in the historical charge-off rates applied to the collective evaluation methodology. Further, restructured loans are individually evaluated for impairment, with amounts below fair value accrued in the allowance for loan losses. TDRs that experience a payment default are examined to determine whether the default indicates collateral dependency or cash flows below those that were included in the fair value measurement. TDRs, as well as all impaired loans, that are determined to be collateral dependent are charged down to fair value. Deficiencies indicated by impairment measurements for TDRs that are not collateral dependent may be accrued in the allowance for loan losses or charged off if deemed uncollectible.

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

The segments and classes used in determining the allowance for loan losses, beginning in 2013 are as follows.

Real Estate Construction	Commercial Non Real Estate
Construction, residential	Commercial and Industrial
Construction, other
Public Sector and IDA
Consumer Real Estate	Public sector and IDA
Equity lines
Residential closed-end first liens	Consumer Non Real Estate
Residential closed-end junior liens	Credit cards
Investor-owned residential real estate	Automobile
Other consumer loans
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

The revised calculation and application of historical loss rates impacted the calculation of reserves for collectively-evaluated loans. Under the former methodology, the class historical loss rates were applied to all collectively-evaluated loans and would have resulted in a total allocation of $2,384. Under the revised methodology, class historical loss rates are applied to only non-classified loans, resulting in an allocation of $2,370. In addition, the classified historical loss rate resulted in an allocation of $452, for a total allocation based on historical loss rates of $2,822. Consistent with accounting guidance, prior periods have not been restated and are shown as originally published using the methodology in effect for the period.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Three Months Ended September 30, 2013
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, June 30, 2013	$1,032	$1,670	$3,029	$1,481	$111	$513	$116	7,952
Charge-offs	---	(120)	---	(8)	---	(68)	---	(196)
Recoveries	---	---	8	2	---	21	---	31
Provision for loan losses	(11)	334	553	(472)	(6)	(59)	(36)	303
Balance, September 30, 2013	$1,021	$1,884	$3,590	$1,003	$105	$407	$80	$8,090

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2013
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2012	$1,070	$2,263	$3,442	$959	$142	$424	$49	$8,349
Charge-offs	(184)	(219)	(35)	(968)	---	(274)	---	(1,680)
Recoveries	---	1	12	18	---	61	---	92
Provision for loan losses	135	(161)	171	994	(37)	196	31	1,329
Balance, September 30, 2013	$1,021	$1,884	$3,590	$1,003	$105	$407	$80	$8,090

	Activity in the Allowance for Loan Losses for the Three Months Ended September 30, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, June 30, 2012	$1,396	$1,910	$3,257	$909	$111	$422	$163	$8,168
Charge-offs	(51)	(33)	(592)	---	---	(40)	---	(716)
Recoveries	---	---	---	1	---	23	---	24
Provision for loan losses	(158)	95	872	(46)	34	(5)	(14)	778
Balance, September 30, 2012	$1,187	$1,972	$3,537	$864	$145	$400	$149	$8,254

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2011	$1,079	$1,245	$3,515	$1,473	$232	$403	$121	$8,068
Charge-offs	(640)	(278)	(1,329)	(5)	---	(192)	---	(2,444)
Recoveries	13	2	---	2	---	59	---	76
Provision for loan losses	735	1,003	1,351	(606)	(87)	130	28	2,554
Balance, September 30, 2012	$1,187	$1,972	$3,537	$864	$145	$400	$149	$8,254

	Allowance for Loan Losses as of September 30, 2013
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$11	$617	$3	$	---	$	---	$	---	$631
Collectively evaluated for impairment		1,021	1,873	2,973	1,000		105		407		80	7,459
Total		$1,021	$1,884	$3,590	$1,003		$105		$407		$80	$8,090

	Allowance for Loan Losses as of December 31, 2012
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$43	$273	$231	$	---	$7	$	---	$554
Collectively evaluated for impairment		1,070	2,220	3,169	728		142	417		49	7,795
Total		$1,070	$2,263	$3,442	$959		$142	$424		$49	$8,349

	Loans as of September 30, 2013
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$2,992	$1,199	$12,719	$112	$	---	$24	$	---	$17,046
Collectively evaluated for impairment	52,030	145,248	289,171	31,217		28,332	28,508		---	574,506
Total loans	$55,022	$146,447	$301,890	$31,329		$28,332	$28,532	$	---	$591,552

	Loans as of December 31, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$6,643	$864	$10,329	$574	$	---	$46	$	---	$18,456
Collectively evaluated for impairment	43,670	142,398	293,979	36,775		26,169	31,668		---	574,659
Total	$50,313	$143,262	$304,308	$37,349		$26,169	$31,714	$	---	$593,115

A summary of ratios for the allowance for loan losses follows.

	Nine Months Ended September 30,		Year Ended December 31,
	2013	2012	2012
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.37%	1.40%	1.41%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.36%	0.54%	0.49%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	September 30,		December 31,
	2013	2012	2012
Nonperforming assets:
Nonaccrual loans	$10,194	$3,876	$10,870
Restructured loans in nonaccrual	1,042	2,254	2,151
Total nonperforming loans	11,236	6,130	13,021
Other real estate owned, net	973	1,894	1,435
Total nonperforming assets	$12,209	$8,024	$14,456
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.06%	1.35%	2.44%
Ratio of allowance for loan losses to nonperforming loans(1)	72.00%	134.65%	64.12%

(1)     The Company defines nonperforming loans as nonaccrual loans. Loans 90 days or more past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	September 30,				December 31,
	2013		2012		2012
Loans past due 90 days or more and still accruing		$149		$114	$170
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.03%		0.02%	0.03%
Accruing restructured loans		$6,545		$2,021	$2,005
Impaired loans:
Impaired loans with no valuation allowance		$14,874		$11,063	$16,974
Impaired loans with a valuation allowance		2,172		902	1,482
Total impaired loans		$17,046		$11,965	$18,456
Valuation allowance		(631)		(327)	(554)
Impaired loans, net of allowance		$16,415		$11,638	$17,902
Average recorded investment in impaired loans(1)		$17,357		$13,831	$13,540
Interest income recognized on impaired loans, after designation as impaired		$159		$292	$9
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)      Recorded investment includes principal, accrued interest and net deferred fees.

Nonaccrual loans that meet the Company’s balance threshold of $250 and TDRs are designated as impaired. No interest income was recognized on nonaccrual loans for the nine months ended September 30, 2013 or September 30, 2012 or for the year ended December 31, 2012.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of September 30, 2013
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction
Construction, residential	$123	$118	$118	$	---	$	---
Construction, other	2,869	2,854	2,854		---		---
Consumer Real Estate
Equity lines	---	---	---		---		---
Residential closed-end first liens	760	762	214		548		4
Residential closed-end junior liens	310	312	48		264		7
Investor-owned residential real estate	129	131	131		---		---
Commercial Real Estate
Multifamily real estate	3,970	3,967	3,967		---		---
Commercial real estate, owner-occupied	5,271	5,274	3,713		1,561		617
Commercial real estate, other	3,478	3,478	3,478		---		---
Commercial Non Real Estate
Commercial and Industrial	112	112	4		108		3
Public Sector and IDA
Public sector and IDA	---	---	---		---		---
Consumer Non Real Estate
Credit cards	---	---	---		---		---
Automobile	24	24	24		---		---
Other consumer loans	---	---	---		---		---
Total	$17,046	$17,032	$14,551		$2,481		$631

(1)     Recorded investment includes the unpaid principal balance and any accrued interest and net deferred fees.

	Impaired Loans as of December 31, 2012
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction
Construction, residential	$123	$118	$118	$	---	$	---
Construction, other	6,520	6,487	6,487		---		---

Consumer Real Estate
Equity lines	---	---	---		---		---
Residential closed-end first liens	783	785	634		151		43
Residential closed-end junior liens	81	81	81		---		---

Commercial Real Estate
Multifamily real estate	5,284	5,288	5,288		---		---
Commercial real estate, owner-occupied	5,045	5,043	4,293		750		273
Commercial real estate, other	---	---	---		---		---

Commercial Non Real Estate
Commercial and Industrial	574	574	39		535		231

Public Sector and IDA
Public sector and IDA	---	---	---		---		---

Consumer Non Real Estate
Credit cards	---	---	---		---		---
Automobile	46	46	---		46		7
Other consumer loans	---	---	---		---		---
Total	$18,456	$18,422	$16,940		$1,482		$554

(1)     Recorded investment includes the unpaid principal balance, accrued interest and any accrued interest and deferred fees.

The following tables show the average investment and interest income recognized for impaired loans.

	Average Investment and Interest Income for Impaired Loans
	For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
	Average Recorded Investment(1)	Interest Income Recognized		Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction
Construction, residential	$118	$	---	$118	$	---
Construction, other	3,005		---	3,005		---
Consumer Real Estate
Equity lines	---		---	---		---
Residential closed-end first liens	863		2	729		4
Residential closed-end junior liens	410		2	238		2
Investor-owned residential real estate	131		2	100		4
Commercial Real Estate
Multifamily real estate	4,133		---	4,189		---
Commercial real estate, owner-occupied	5,424		28	5,073		82
Commercial real estate, other	3,489		22	3,492		65
Commercial Non Real Estate
Commercial and industrial	138		1	380		2
Public Sector and IDA
Public sector and IDA	---		---	---		---
Consumer Non Real Estate
Credit cards	---		---	---		---
Automobile	26		---	33		---
Other consumer	---		---	---		---
Total	$17,737		$57	$17,357		$159

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

An analysis of past due and nonaccrual loans as of September 30, 2013 follows.

	30 – 89 Days Past Due		90 or More Days Past Due	90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$123	$	---	$123
Construction, other		46	2,869		---	2,869
Consumer Real Estate
Equity lines		5	---		---	---
Residential closed-end first liens		1,045	338		146	447
Residential closed-end junior liens		54	77		---	78
Investor-owned residential real estate		170	53		---	52
Commercial Real Estate
Multifamily real estate		433	3,278		---	3,970
Commercial real estate, owner-occupied		573	3,540		---	3,540
Commercial real estate, other		35	---		---	---
Commercial Non Real Estate
Commercial and Industrial		182	43		---	133
Public Sector and IDA
Public sector and IDA		---	---		---	---
Consumer Non Real Estate
Credit cards		20	2		2	---
Automobile		190	24		1	24
Other consumer loans		61	---		---	---
Total		$2,814	$10,347		$149	$11,236

An analysis of past due and nonaccrual loans follows.

December 31, 2012
	30 – 89 Days Past Due		90 or More Days Past Due	90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$123	$	---	$123
Construction, other		31	89		---	3,109

Consumer Real Estate
Equity lines		22	30		30	98
Residential closed-end first liens		1,507	605		126	801
Residential closed-end junior liens		121	39		---	120

Commercial Real Estate
Multifamily real estate		671	261		---	4,624
Commercial real estate, owner-occupied		1,113	---		---	3,536
Commercial real estate, other		40	2,089		---	---

Commercial Non Real Estate
Commercial and Industrial		291	505		---	561

Public Sector and IDA
Public sector and IDA		---	---		---	---

Consumer Non Real Estate
Credit cards		20	4		4	---
Automobile		142	10		10	49
Other consumer loans		132	---		---	---
Total		$4,090	$3,755		$170	$13,021

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

Determination of risk grades was completed for the portfolio as of September 30, 2013 and 2012 and December 31, 2012.

The following displays collectively-evaluated loans by credit quality indicator.

September 30, 2013
	Pass	Special Mention	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$17,451	$158	$	---
Construction, other	34,375	30		16
Consumer Real Estate
Equity lines	16,289	33		---
Closed-end first liens	81,171	1,446		1,605
Closed-end junior liens	4,856	166		35
Investor-owned residential real estate	39,550	---		97
Commercial Real Estate
Multifamily residential real estate	64,940	305		752
Commercial real estate owner-occupied	126,418	2,501		679
Commercial real estate, other	89,525	964		3,087
Commercial Non Real Estate
Commercial and Industrial	30,070	916		231
Public Sector and IDA
States and political subdivisions	28,332	---		---
Consumer Non Real Estate
Credit cards	7,054	---		---
Automobile	11,964	217		5
Other consumer	9,215	53		---
Total	$561,210	$6,789		$6,507

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2012
	Pass	Special Mention	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$14,344	$158	$	---
Construction, other	29,011	---		120

Consumer Real Estate
Equity lines	17,742	100		182
Closed-end first liens	113,893	652		2,413
Closed-end junior liens	6,713	119		138

Commercial Real Estate
Multifamily residential real estate	36,421	---		324
Commercial real estate owner-occupied	160,188	253		1,079
Commercial real estate, other	92,628	3,112		---

Commercial Non Real Estate
Commercial and Industrial	36,372	99		318

Public Sector and IDA
States and political subdivisions	26,170	---		---

Consumer Non Real Estate
Credit cards	6,690	---		---
Automobile	12,344	101		56
Other consumer	11,815	45		105
Total	$564,331	$4,639		$4,735

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

Troubled Debt Restructurings

The Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $7,587 at September 30, 2013, $4,246 at December 31, 2012, and $4,275 at September 30, 2012. The following tables present restructurings by class that occurred during three and nine month periods ended September 30, 2013, and the three and nine month periods ended September 30, 2012.

Note: Only classes with restructured loans are presented.

	Restructurings That Occurred During the Three Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post- Modification Outstanding Principal Balance	Impairment Accrued
Consumer Real Estate
Residential closed-end first liens	1	$241	$309	$	---
Commercial Non Real Estate
Commercial and industrial	1	32	45		1
Total	2	$273	$354		$1

The loans restructured during the three months ended September 30, 2013 were designated and reported as troubled debt restructures in previous quarters. The loans received additional modifications during the third quarter of 2013, transitioning payments from interest-only to amortizing, and capitalizing accrued interest. The interest rate for the consumer real estate loan remained unchanged, while the interest rate for the commercial non real estate loan decreased.

	Restructurings That Occurred During the Nine Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance	Impairment Accrued
Consumer Real Estate
Residential closed-end first liens	2	$453	$525	$3
Residential closed-end junior liens	1	262	267	7
Commercial Real Estate
Commercial real estate, owner-occupied	1	154	239	---
Commercial real estate, other	1	3,500	3,500	---
Commercial Non Real Estate
Commercial and industrial	1	32	45	1
Total	6	$4,401	$4,576	$11

The modifications that resulted in troubled debt restructurings between January 1, 2013 and September 30, 2013 provided payment relief to the borrowers without forgiveness of principal or accrued interest. The date of conversion from interest-only to amortizing payments for one commercial real estate loan was extended beyond the date specified by the contract, resulting in designation as a troubled debt restructuring. During the second quarter of 2013, the loan was converted to amortizing payments and moved from Real Estate Construction to Commercial Real Estate. The other commercial real estate loan was modified to extend the term, lower the interest rate and provide debt consolidation to allow the borrower increased debt service ability. The modifications of the consumer real estate loans capitalized accrued interest and for one loan reduced the interest rate, while the other loan transitioned from interest-only payments to amortizing payments. The term for one consumer real estate loan was shortened, resulting in a higher payment, while the term for the other consumer real estate loan was lengthened, resulting in a lower payment. The interest rate for the commercial non real estate loan decreased, the balance increased to capitalize accrued interest and the payment was changed from interest-only to amortizing.

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

The following tables present restructured loans that defaulted during the three and nine month periods ended September 30, 2013 and the three and nine month periods ended September 30, 2012, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, or charge-offs after the date of restructuring.

	Restructured Loans That Defaulted And Were Modified Within 12 Months Prior to Default
	Default During the 3 Month Period Ended September 30, 2013			Default During the 9 Month Period Ended September 30, 2013
	Number of Contracts	Principal Balance	Impairment Accrued	Number of Contracts	Principal Balance	Impairment Accrued
Consumer Real Estate
Residential closed-end first liens	1	$26	$1	1	$26	$1
Residential closed-end junior liens	1	47	---	1	47	---
Commercial Real Estate
Commercial real estate owner-occupied	2	664	352	3	857	352
Commercial Non Real Estate
Commercial and industrial	1	137	---	1	137	---
Total	5	$874	$353	6	$1,067	$353

Restructured loans are individually evaluated for impairment. The fair value measurements for most of the restructured loans that defaulted during the three-month and nine-month periods ended September 30, 2013 were based upon the fair value of collateral and as such were not significantly affected by the default. One of the commercial real estate restructurings that defaulted during the three months ended September 31, 2013 was measured using the present value of cash flows, resulting in an impairment allocation of $352. In previous quarters, no allocation was recognized. One of the commercial real estate loans that defaulted in the first quarter of 2013 was placed into other real estate owned, and the commercial non real estate loan was partially paid off by the borrower, with the remainder of the principal charged against the allowance for loan losses. All of the restructurings that defaulted during the three-month and nine-month periods ended September 30, 2013 and that remain active loans are in nonaccrual status.

	Restructured Loans That Defaulted And Were Modified Within 12 Months Prior to Default
	Default During the 3 Month Period Ended September 30, 2012				Default During the 9 Month Period Ended September 30, 2012
	Number of Contracts	Principal Balance	Impairment Accrued		Number of Contracts	Principal Balance	Impairment Accrued
Consumer Real Estate
Residential closed-end first liens	1	$96	$	---	1	$96	$	---
Residential closed-end junior liens	1	84		---	1	84		---
Commercial Real Estate
Commercial real estate owner-occupied	2	861		21	2	861		21
Total	4	$1,041		$21	4	$1,041		$21

The fair value measurements for all of the restructured loans that defaulted during the three-month and nine-month periods ended September 30, 2012 were measured using the fair value of collateral and as such, were not significantly affected by the payment default. All were maintained on nonaccrual status as of September 30, 2012.

Note 5: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	September 30, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for Sale:
U.S. Treasury	$2,001	$11	$	---	$2,012
U.S. Government agencies	169,815	253		17,925	152,143
Mortgage-backed securities	2,919	234		---	3,153
States and political subdivisions	23,742	785		123	24,404
Corporate	8,805	113		541	8,377
Other securities	2,151	---		15	2,136
Total	$209,433	$1,396		$18,604	$192,225

	December 31, 2012
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Available for Sale:
U.S. Treasury	$2,005	$68	$	---	$2,073
U.S. Government agencies	128,805	1,381		622	129,564
Mortgage-backed securities	4,202	367		---	4,569
States and political subdivisions	35,029	1,753		3	36,779
Corporate	14,207	368		---	14,575
Other securities	2,419	9		173	2,255
Total	$186,667	$3,946		$798	$189,815

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type are as follows.

	September 30, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies	$13,977	$315	$1,025	$13,267
Mortgage-backed securities	547	55	---	602
States and political subdivisions	150,228	3,158	6,579	146,807
Total	$164,752	$3,528	$7,604	$160,676

	December 31, 2012
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Held to Maturity:
U.S. Government agencies	$7,988	$563	$	---	$8,551
Mortgage-backed securities	691	73		---	764
States and political subdivisions	151,209	9,880		216	160,873
Corporate	651	7		---	658
Total	$160,539	$10,523		$216	$170,846

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	September 30, 2013
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies	$156,170	$18,542	$2,608	$408
States and political subdivisions	57,677	6,593	850	109
Corporate	5,477	541	---	---
Other securities	---	---	174	15
Total	$219,324	$25,676	$3,632	$532

	December 31, 2012
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies	$44,351	$622	$	---	$	---
States and political subdivisions	9,358	216		482		3
Other securities	---	---		133		172
Total	$53,709	$838		$615		$175

The Company had 278 securities with a fair value of $222,956 which were temporarily impaired at September 30, 2013.  The total unrealized loss on these securities was $26,208. Of the temporarily impaired total, five securities with a fair value of $3,632 and an unrealized loss of $532 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at September 30, 2013 for the reasons set out below.

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

As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2013, management did not consider there to be any impairment.

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this Update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

Note 7: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Nine Months Ended September 30,
	2013	2012
Service cost	$447	$351
Interest cost	462	555
Expected return on plan assets	(738)	(807)
Amortization of prior service cost	(75)	(75)
Recognized net actuarial loss	399	381
Net Periodic Benefit Cost	$495	$405

2013 Plan Year Employer Contribution

Without considering the prefunding balance, the Company’s minimum required contribution to the National Bankshares, Inc. Retirement Income Plan (the “Plan”) is $815. Considering the prefunding balance, the 2013 minimum required contribution is $0. The Company elected to contribute $519 to the Plan during the nine months ended September 30, 2013.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at September 30, 2013 Using
Description	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,012	$	---	$2,012	$	---
U.S. Government agencies	152,143		---	152,143		---
States and political subdivisions	24,404		---	24,404		---
Mortgage-backed securities	3,153		---	3,153		---
Corporate	8,377		---	8,377		---
Other securities	2,136		---	2,136		---
Total Securities Available for Sale	$192,225	$	---	$192,225	$	---

		Fair Value Measurements at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,073	$	---	$2,073	$	---
U.S. Government agencies	129,564		---	129,564		---
States and political subdivisions	36,779		---	36,779		---
Mortgage-backed securities	4,569		---	4,569		---
Corporate	14,575		---	14,575		---
Other securities	2,255		---	2,255		---
Total Securities Available for Sale	$189,815	$	---	$189,815	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2013 or December 31, 2012. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at September 30, 2013 and at December 31, 2012.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2013	Impaired loans net of valuation allowance	$1,541	$	---	$	---	$1,541
December 31, 2012	Impaired loans net of valuation allowance	928		---		---	928

Impaired loans are measured quarterly for impairment. The Company employs the most applicable valuation method for each loan based on current information at the time of valuation.

The following tables present information about Level 3 Fair Value Measurements for September 30, 2013 and December 31, 2012.

September 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	Discounted appraised value	Selling cost		10.00%(1)
Impaired loans	Present value of cash flows	Discount rate	6.25%	-	9.50%	(6.75%)

(1)     Of the Company’s impaired loans with specific allocations based on Level 3 inputs, both loans valued using fair value of collateral utilized the same discount rate.

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2013	Other real estate owned net of valuation allowance	$973	$	---	$	---	$973
December 31, 2012	Other real estate owned net of valuation allowance	1,435		---		---	1,435

The following tables present information about Level 3 Fair Value Measurements for September 30, 2013 and December 31, 2012.

September 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned	Discounted appraised value	Selling cost	0.00%(1)	–	9.95%	2.99%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	20.71%	(3.48%)

December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned	Discounted appraised value	Selling cost	0.00%(1)	–	6.00%	(4.30%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	30.90%	(4.68%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at September 30, 2013 and December 31, 2012, and, as such, the related fair values have not been estimated.

The estimated fair values and related carrying amounts of the Company’s financial instruments follow.

	September 30, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$13,806	$13,806	$	---	$	---	$13,806
Interest-bearing deposits	62,776	62,776		---		---	62,776
Securities	356,977	---		352,901		---	352,901
Restricted securities	1,414	---		1,414		---	1,414
Mortgage loans held for sale	617	---		617		---	617
Loans, net	582,574	---		---		590,117	590,117
Accrued interest receivable	6,044	6,044		---		---	6,044
Bank-owned life insurance	21,020	21,020		---		---	21,020
Financial Liabilities:
Deposits	$923,498	$674,924	$	---		$250,304	$925,228
Accrued interest payable	97	97		---		---	97

	December 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$14,783	$14,783	$	---	$	---	$14,783
Interest-bearing deposits	96,597	96,597		---		---	96,597
Securities	350,354	---		360,661		---	360,661
Restricted securities	1,689	---		1,689		---	1,689
Mortgage loans held for sale	2,796	---		2,796		---	2,796
Loans, net	583,813	---		---		570,471	570,471
Accrued interest receivable	6,247	6,247		---		---	6,247
Bank-owned life insurance	20,523	20,523		---		---	20,523
Financial Liabilities:
Deposits	$946,766	$669,028	$	---		$272,820	$941,848
Accrued interest payable	139	139		---		---	139

Note 9: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2011	$2,646	$(3,967)	$(1,321)
Unrealized holding loss on available for sale securities net of tax of ($178)	(331)	---	(331)
Reclassification adjustment, net of tax of ($7)	(13)	---	(13)
Balance at September 30, 2012	2,302	(3,967)	(1,665)

Balance at December 31, 2012	2,047	(4,785)	(2,738)
Unrealized holding loss on available for sale securities net of tax of ($7,126)	(13,234)	---	(13,234)
Reclassification adjustment, net of tax of $1	3	---	3
Balance at September 30, 2013	$(11,184)	$(4,785)	$(15,969)

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

The effects of the recession continue to impact the national economy as well as the Company’s market. Signs of economic recovery are mixed with continued high unemployment and diminished real estate values. The Company’s trade area contains a diverse economy that includes large public colleges and universities, which somewhat insulated the Company’s market from the dramatic declines in real estate values seen in some other areas of the country. The Company’s market area experienced moderate declines in real estate values associated with the recession that appear to have stabilized within the past two years. If the economic recovery wavers or reverses, it is likely that unemployment will continue at higher-than-normal levels or rise in the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, any cutbacks in the funding provided by the State could also negatively impact employment. This could lead to an even higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. A slow economic recovery could have an adverse effect on all financial institutions, including the Company.

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

Allowance for Loan Losses

The allowance for loan losses is an accrual of estimated losses that have been sustained in our loan portfolio. The allowance is funded by the provision for loan losses, reduced by charge-offs of loans and increased by recoveries of previously charged-off loans. The determination of the allowance is based on two accounting principles, Accounting Standards Codification (“ASC”) Topic 450-20 (Contingencies) which requires that losses be accrued when occurrence is probable and the amount of the loss is reasonably estimable, and ASC Topic 310-10 (Receivables) which requires accrual of losses on impaired loans if the recorded investment exceeds fair value.

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

The estimate of the allowance for September 30, 2013 considered market and portfolio conditions during the first nine months of 2013 as well as the elevated levels of delinquencies and net charge-offs in 2012. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 4 to the financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Commercial and agricultural loans primarily finance equipment acquisition, expansion, working capital, and other general business purposes. Because these loans have a higher degree of risk, the Bank generally obtains collateral such as inventories, accounts receivable or equipment, and personal guarantees from the borrowing entity’s principal owners. The Bank’s policy limits lending to 60% of the appraised value for inventory and equipment and up to 70% for accounts receivables less than 90 days old. Credit decisions are based upon an assessment of the financial capacity of the applicant, including the primary borrower’s ability to repay within proposed terms, a risk assessment, financial strength of guarantors and adequacy of collateral. Credit agency reports of individual owners’ credit history supplement the analysis.

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

Performance Summary

The following table presents the Company’s key performance ratios for the nine months ended September 30, 2013 and the year ended December 31, 2012. The measures for September 30, 2013 are annualized, except for basic earnings per share and fully diluted earnings per share.

	September 30, 2013	December 31, 2012
Return on average assets	1.61%	1.64%
Return on average equity	11.70%	12.01%
Basic earnings per share	$1.90	$2.56
Fully diluted earnings per share	$1.89	$2.55
Net interest margin (1)	4.27%	4.38%
Noninterest margin (2)	1.44%	1.36%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined 3 basis points for the nine months ended September 30, 2013 as compared to the year ended December 31, 2012. The annualized return on average equity declined 31 basis points for the same period.

The annualized net interest margin was 4.27% for the nine months ended September 30, 2013, down 11 basis points from the 4.38% reported for the year ended December 31, 2012. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.

The annualized noninterest margin increased 8 basis points from the year ended December 31, 2012 primarily because of a decrease in noninterest income. Please refer to the discussion under noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	September 30, 2013	December 31, 2012	Percent Change
Interest-bearing deposits	$62,776	$96,597	(35.01)%
Securities	358,391	352,043	1.80%
Loans, net	582,574	583,813	(0.21)%
Deposits	923,498	946,766	(2.46)%
Total assets	1,077,403	1,104,361	(2.44)%

When compared with the balances at December 31, 2012, loans decreased 0.21%, interest-bearing deposits decreased 35.01% and customer deposits decreased 2.46%, while securities increased 1.80%.

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	September 30, 2013	September 30, 2012	December 31, 2012
Nonperforming loans	$11,236	$6,130	$13,021
Loans past due 90 days or more, and still accruing	149	114	170
Other real estate owned	973	1,894	1,435
Allowance for loan losses to loans	1.37%	1.40%	1.41%
Net charge-off ratio	0.36%	0.54%	0.49%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.06%	1.35%	2.44%
Ratio of allowance for loan losses to nonperforming loans	72.00%	134.65%	64.12%

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

The Company’s risk analysis determined an allowance for loan losses of $8,090 at September 30, 2013, a decrease from $8,349 at December 31, 2012. The provision for the nine months ended September 30, 2013 was $1,329, a decline from $2,554 for the same period in 2012. The ratio of allowance for loan losses to loans was 1.37% as of September 30, 2013, lower than 1.41% at December 31, 2012 and 1.40% at September 30, 2012.

Contributing to decreases in the level of allowance for loan losses and provision were improvements in nonperforming loans, accruing loans past due 90 days or more, and improvements in economic indicators when compared to December 31, 2012. Nonperforming loans were $13,021 at December 31, 2012 and declined to $11,236 at September 30, 2013. The ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned was 2.06% as of September 30, 2013, a decrease from 2.44% at December 31, 2012. At September 30, 2012, nonperforming loans were $6,130 and the ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned was 1.35%.

Accruing loans past due 90 days or more improved from $170 at December 31, 2012 to $149 at September 30, 2013. The annualized net charge-off ratio for the nine months ended September 30, 2013 was 0.36%, a decline from 0.49% for the year ended December 31, 2012, and 0.54% for the nine months ended September 30, 2012.

Improvements in levels of high risk loans and economic indicators also contributed to the decline in the assessment of provision and allowance for loan losses. The percentage of high risk loans to total loans, defined by the Company to be junior lien mortgages, interest only loans and loans with high loan-to-value ratios, declined from 35.36% at September 30, 2012 and from 34.33% at December 31, 2012 to 27.67% at September 30, 2013. High risk loans are provided greater allocations than other loans within the same portfolio segment. Economic factors were analyzed to determine their impact on the credit risk of the loan portfolio. Within the Company’s market area, average unemployment, bankruptcy rates, and commercial and residential vacancy rates improved from September 30, 2012, though increased slightly from December 31, 2012.

The recent economic recession and slow recovery have contributed to levels of asset quality measures that are higher than normal for the Company, however risk analyses showed signs of improvement. When September 30, 2013 is compared to December 31, 2012, improvements in charge-off trends, nonperforming loans, accruing loans past due 90 days or more and certain economic factors that affect real estate construction, consumer real estate and commercial real estate resulted in a lower allocation. The Company continues to monitor risk levels within the loan portfolio. Please refer to Note 4: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for further information on collectively-evaluated loans, individually-evaluated impaired loans and the unallocated portion of the allowance for loan losses.

Other real estate owned decreased $462 from December 31, 2012 and $921 from September 30, 2012. As of September 30, 2013, total properties approximating $3,784 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

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

Modifications to commercial loans may include, but are not limited to, changes in interest rate, maturity, amortization and financial covenants. In the original underwriting, loan terms are established that represent the then-current and projected financial condition of the borrower. If the modified terms are consistent with competitive market conditions and are representative of terms the borrower could otherwise obtain in the open market, the modified loan is not categorized as a TDR.

The Company began coding modification on the core processing system during the second quarter of 2013. The Company uses the coding to assist in identifying troubled debt restructurings. The majority of modifications completed since formal coding was implemented were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings follows:

Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	26	$11,648
Payment extensions for less than 3 months	138	5,908
Maturity date extensions of more than 3 months and up to 6 months	20	3,375
Maturity date extensions of more than 6 months and up to 12 months	113	2,939
Maturity date extensions of more than 12 months	12	671
Advances on non-revolving loans or recapitalization	4	845
Change in amortization term or method	23	4,496
Renewal of expired Home Equity Line of Credit loans to additional 10 years	19	284
Renewal of single-payment notes	73	1,622
Total modifications that do not constitute TDRs	428	$31,788

Modifications in which the borrower is experiencing financial difficulty and in which the Company makes a concession to the original contractual loan terms are designated troubled debt restructurings.

Modifications of loan terms to borrowers experiencing financial difficulty are made in an attempt to protect as much of the Company’s investment in the loan as possible. The determination of whether a modification should be accounted for as a TDR requires significant judgment after consideration of all facts and circumstances surrounding the transaction.

The Company recognizes that the current economy, elevated levels of unemployment and depressed real estate values have resulted in financial difficulties for some customers. The Company has restructured loan terms for certain qualified financially distressed borrowers who have agreed to work in good faith and have demonstrated the ability to make the restructured payments in order to avoid a foreclosure. All TDR loans are individually evaluated for impairment for purposes of determining the allowance for loan losses. TDR loans with an impairment loss or that do not demonstrate current payments for at least six months are maintained on nonaccrual until the borrower demonstrates sustained repayment history under the restructured terms and continued repayment is not in doubt. Otherwise, interest income is recognized using a cost recovery method.

The Company’s TDRs were $7,587 at September 30, 2013, an increase from $4,156 at December 31, 2012. Accruing TDR loans amounted to $6,545 at September 30, 2013 and $2,005 at December 31, 2012. TDRs with a current payment history of at least 6 months may accrue interest. Accruing restructured loans increased with the addition of six loans totaling $4,576 restructured in 2013 that maintained sufficient current status prior to restructuring. Two of the loans restructured during the nine months ended September 30, 2013, totaling $354, were reported as nonaccrual TDR’s in prior quarters. The loans demonstrated current repayment history for the required period and were granted additional modifications to change payments to amortizing. Because of the satisfactory repayment history the loans were placed in accruing status.

	TDR Status as of September 30, 2013
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$123	$	---	$	---	$	---	$123
Consumer real estate	1,152		898		---		---	254
Commercial real estate	6,243		5,578		---		---	665
Commercial non real estate	69		69		---		---	---
Public sector and IDA	---		---		---		---	---
Consumer non real estate	---		---		---		---	---
Total TDR Loans	$7,587		$6,545	$	---	$	---	$1,042

	TDR Status as of December 31, 2012
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$123	$	---	$	---	$	---	$123
Consumer real estate	487		80		---		---	407
Commercial real estate	3,028		1,886		---		---	1,142
Commercial non real estate	518		39		---		---	479
Public sector and IDA	---		---		---		---	---
Consumer non real estate	---		---		---		---	---
Total TDR Loans	$4,156		$2,005	$	---	$	---	$2,151

Restructuring generally results in loans with either lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming. During the first three quarters of 2013, the Company modified six loans totaling $4,576 in troubled debt restructurings, and during the first three quarters of 2012, the Company modified ten loans totaling $1,844. Please refer to Note 4 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the nine months ended September 30, 2013 and 2012 follows:

	September 30, 2013			September 30, 2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$585,230	$25,067	5.73%	$588,844	$26,820	6.08%
Taxable securities (5)	197,752	5,007	3.39%	163,070	4,991	4.09%
Nontaxable securities (1)(5)(6)	173,442	7,504	5.78%	164,432	7,431	6.04%
Interest-bearing deposits	79,795	161	0.27%	96,410	187	0.26%
Total interest-earning assets	$1,036,219	$37,739	4.87%	$1,012,756	$39,429	5.20%
Interest-bearing liabilities:
Interest-bearing demand deposits	$454,943	$2,856	0.84%	$415,839	$3,144	1.01%
Savings deposits	72,226	26	0.05%	64,323	28	0.06%
Time deposits	264,771	1,733	0.88%	302,887	2,899	1.28%
Total interest-bearing liabilities	$791,940	$4,615	0.78%	$783,049	$6,071	1.04%
Net interest income and interest rate spread		$33,124	4.09%		$33,358	4.16%
Net yield on average interest-earning assets			4.27%			4.40%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the nine-month periods presented.
(2)	Included in interest income are loan fees of $698 and $642 for the nine months ended September 30, 2013 and 2012, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes mortgage loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The net interest margin for the nine months ended September 30, 2013 decreased 13 basis points from the nine months ended September 30, 2012. The decrease in interest rate spread was driven by a decline in the yield on earning assets of 33 basis points offset by a decline in the cost of interest-bearing liabilities of 26 basis points. Both loans and securities experienced a decline in yields. The 35 basis point decline in the yield on loans stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The yield on taxable securities was 70 basis points lower for the nine months ended September 30, 2013, when compared with the same period in 2012, while the yield on nontaxable securities declined 26 basis points over the same period. The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments. The decline in the cost of interest-bearing liabilities came primarily from a 40 basis point reduction in the cost of time deposits when the nine month periods ended September 30, 2013 and September 30, 2012 are compared.

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

Provision and Allowance for Loan Losses

The provision for loan losses for the nine month period ended September 30, 2013 was $1,329, compared with $2,554 for the nine months of 2012. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at September 30, 2013 was 1.37%, which compares to 1.41% at December 31, 2012. The net charge-off ratio was 0.36% at September 30, 2013 and 0.49% at December 31, 2012. The change in the provision for loan losses was largely attributable to improvements in credit quality trends and lower net charge-offs during the third quarter of 2013. See “Asset Quality” for additional information.

Noninterest Income

	Nine Months Ended
	September 30, 2013	September 30, 2012	Percent Change
Service charges on deposits	$1,922	$1,956	(1.74)%
Other service charges and fees	139	130	6.92%
Credit card fees	2,427	2,441	(0.57)%
Trust fees	867	1,037	(16.39)%
BOLI income	546	605	(9.75)%
Other income	502	341	47.21%
Realized securities gains	2	33	(93.94)%

Service charges on deposit accounts for the nine months ended September 30, 2013 declined $34 or 1.74% when compared with the same period in 2012.

Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Other service charges & fees for the nine months ended September 30, 2013 increased $9 from the same period in 2012, due to minor and routine fluctuations.

Credit card fees for the nine months of 2013 decreased $14, or 0.57%, when compared with the same period last year. The decrease was due to a lower volume of merchant transactions and credit card fees.

Income from trust fees decreased 16.39% or $170 from the $1,037 earned in the same period of 2012. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions. Estate fees contributed to the amount recognized in 2012.

BOLI income decreased $59 from September 30, 2012 to September 30, 2013.

Other income includes net gains from the sales of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the nine months ended September 30, 2013 increased $161 when compared with the nine months ended September 30, 2012. These areas fluctuate with market conditions and because of competitive factors.

Net realized securities gains for the nine months ended September 30, 2013 were $2, as compared with $33 for the same period in 2012. Net realized securities gains and losses are market driven and have resulted from calls and sales of securities.

Noninterest Expense

	Nine Months Ended
	September 30, 2013	September 30, 2012	Percent Change
Salaries and employee benefits	$8,963	$9,014	(0.57)%
Occupancy, furniture and fixtures	1,230	1,181	4.15%
Data processing and ATM	1,288	1,206	6.80%
FDIC assessment	408	343	18.95%
Credit card processing	1,854	1,817	2.04%
Intangibles amortization	809	812	(0.37)%
Net costs of other real estate owned	192	209	(8.13)%
Franchise taxes	803	646	24.30%
Other operating expenses	2,637	2,302	14.55%

Total noninterest expense increased $654 or 3.73% when the nine months ended September 30, 2013 are compared to the same period of 2012. Most of the increase was contributed by increases in franchise tax expense and other operating expense. Bank franchise tax expense for the nine months ended September 30, 2013 increased $157 or 24.30% over the same period in 2012. The tax is calculated based on equity. Bank franchise tax expense in 2012 benefitted from refunds of prior years’ tax.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations and other expenses. Other operating expenses for the nine months ended September 30, 2013 increased $335 or 14.55% from same period in 2012. Contributing to the increase were higher marketing and business development expenses.

FDIC assessment expense for the nine months ended September 30, 2013 increased $65 or 18.95% over the same period for 2012. The calculation to determine the FDIC assessment uses assets as the assessment base.

Occupancy, furniture and fixtures expense increased 4.15%, from $1,181 for the nine months ended September 30, 2012 to $1,230 as of September 30, 2013.

Salary and benefits expense was $8,963 for the nine months ended September 30, 2013, similar to the $9,014 for the nine months ended September 30, 2012.

Credit card processing expense increased by 2.04% from the total for the nine months ended September 30, 2012. This expense is driven by volume and other factors and is subject to a degree of variability.

Net costs of other real estate owned decreased $17 from the nine months ended September 30, 2012 to $192 for the nine months ended September 30, 2013. This expense category includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market.

Data processing and ATM expense for the nine months ended September 30, 2013 increased $82 when compared with the expense for the nine months ended September 30, 2012, due to expenses related to system updates.

The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, with minimal change in expense between the nine month periods ended September 30, 2013 and September 30, 2012.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2013	December 31, 2012	Percent Change
Interest-bearing deposits	$79,795	$94,724	(15.76)%
Securities available for sale	200,770	188,167	6.70%
Securities held to maturity	165,014	149,566	10.33%
Loans, net	575,741	579,817	(0.70)%
Total assets	1,090,630	1,080,351	0.95%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$140,680	$141,269	(0.42)%
Interest-bearing demand deposits	454,943	420,947	8.08%
Savings deposits	72,226	64,973	11.16%
Time deposits	264,771	298,797	(11.39)%
Stockholders’ equity	150,425	147,812	1.77%

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

Loans

	September 30, 2013	December 31, 2012	Percent Change
Real estate construction loans	$55,022	$50,313	9.36%
Consumer real estate loans	146,447	143,262	2.22%
Commercial real estate loans	301,890	304,308	(0.79)%
Commercial non real estate loans	31,329	37,349	(16.12)%
Public sector and IDA	28,332	26,169	8.27%
Consumer non real estate	28,532	31,714	(10.03)%
Less: unearned income	(888)	(953)	(6.82)%
Loans, net of unearned income	$590,664	$592,162	(0.25)%

The Company’s loans net of unearned income decreased by $1,498 or 0.25%, from $592,162 at December 31, 2012 to $590,664 at September 30, 2013. Growth in real estate construction, consumer real estate and public sector loans was offset by declines in other categories. Real estate construction loans grew by $4,709 and public sector loans grew by $2,163 from December 31, 2012 to September 30, 2013.

The 10.03% decline in consumer non real estate loans continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers.

Commercial real estate loans declined $2,418 from December 31, 2012 while commercial non real estate loans decreased by $6,020 or 16.12% from December 31, 2012. The declines are due to market, economic and competitive forces and are not the result of changes in lending policies.

The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products, reverse mortgages or loans with initial teaser rates.

Deposits

	September 30, 2013	December 31, 2012	Percent Change
Noninterest-bearing demand deposits	$147,928	$144,252	2.55%
Interest-bearing demand deposits	453,044	455,713	(0.59)%
Saving deposits	73,952	69,063	7.08%
Time deposits	248,574	277,738	(10.50)%
Total deposits	$923,498	$946,766	(2.46)%

Total deposits decreased $23,268, or 2.46% from $946,766 at December 31, 2012 to $923,498 at September 30, 2013. Increases in noninterest bearing demand deposits and savings deposits totaled $8,565, or 4.02%. These increases were offset by a decline in interest bearing demand deposits and time deposits of $31,833, or 4.34%, when September 30, 2013 is compared with December 31, 2012. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers are unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At September 30, 2013, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At September 30, 2013, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At September 30, 2013, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At September 30, 2013, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At September 30, 2013, the loan to deposit ratio was 63.96%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at September 30, 2013 was $146,294, a decrease of $3,815, or 2.54%, from the $150,109 at December 31, 2012. The Tier I and Tier II risk-based capital ratios at September 30, 2013 were 22.70% and 23.89%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

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

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. Mortgages must meet strict underwriting and documentation requirements for the sale to be completed. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of September 30, 2013. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the nine months ended September 30, 2013, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at September 30, 2013. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the nine months of 2013 and have not changed materially from those which were disclosed in the Company’s 2012 Form 10-K/A.

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

Item 4.    Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2013 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2013 that materially affected, or were reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Additional information with respect to this issue is included in the discussion below.

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

These changes to the Company’s internal control over financial reporting procedures were implemented and deemed effective by management as of September 30, 2013.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Subsequent Events

From September 30, 2013, the balance sheet date of this Form 10-Q, through the date of filing the Form 10-Q with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provide evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Item 6.    Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: November 8, 2013	/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2013	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013 is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the nine months ended September 30, 2013, and 2012; (ii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Financial Statements

*     Indicates a management contract or compensatory plan.