Form 10-K
period 2013-12-31
NATIONAL BANKSHARES INC
filed 2014-03-12
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013

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

Large accelerated filer [ ]               Accelerated filer [x]               Non-accelerated filer [ ]               Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by Directors, Executive Officers and Corporate Governance) on June 30, 2013 (the last business day of the most recently completed second fiscal quarter) was approximately $236,152,099. As of February 20, 2014, the registrant had 6,947,974 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. 2013 Annual Report to Stockholders	Part II
National Bankshares, Inc. Proxy Statement for the 2014 Annual Meeting of Stockholders	Part III

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

NBB is community-oriented and offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments from its headquarters in Blacksburg, Virginia and its twenty-four branch offices throughout southwest Virginia. NBB has telephone and internet banking and it operates twenty-two automated teller machines in its service area.

The Bank focuses lending on small and mid-sized businesses and individuals. Loan types include commercial and agricultural, commercial real estate, construction for commercial and residential properties, residential real estate, home equity and various consumer loan products. Each loan category requires underwriting and documentation suited to unique characteristics and inherent risks.

The Bank’s loan policy is updated and approved by the Board of Directors annually, and disseminated throughout the Bank to ensure consistent lending practices. The policy communicates the Company’s risk tolerance by prescribing underwriting guidelines and procedures, including approval limits and hierarchy, documentation standards, requirements for collateral and loan-to-value limits, debt coverage and overall credit-worthiness, and guarantor support.

Of primary consideration is the repayment ability of the borrowers and (if secured) the collateral value in relation to the principal balance. Collateral value lowers risk and may be used as a secondary source of repayment. The credit decision must be supported by documentation appropriate to the type of loan, including current financial information, income verification or cash flow analysis, tax returns, credit reports, collateral information, guarantor verification, title reports, appraisals (where appropriate), and other documents. A discussion of underwriting policies and procedures specific to the major loan products follows.

Commercial Loans. Commercial and agricultural loans primarily finance equipment acquisition, expansion, working capital, and other general business purposes. Because these loans have a higher degree of risk, the Bank generally obtains collateral such as inventories, accounts receivables or equipment, and personal guarantees from the borrowing entity’s principal owners. The Bank’s policy limits lending to 60% of the appraised value for inventory and equipment and up to 70% for accounts receivables less than 90 days old. Credit decisions are based upon an assessment of the financial capacity of the applicant, including the primary borrower’s ability to repay within proposed terms, a risk assessment, financial strength of guarantors and adequacy of collateral. Credit agency reports of individual owners’ credit history supplement the analysis.

Commercial Real Estate Loans. Commercial mortgages and construction loans are offered to investors, developers and builders, primarily within the Bank’s market area in southwest Virginia. These loans are secured by first mortgages on real estate. The loan amount is generally limited to 80% of the collateral value, and is individually determined based on the property type, quality, location and sponsorship. Commercial properties are predominantly non-residential in nature, and include retail centers, apartments, and industrial properties.

Underwriting decisions are based upon an analysis of the economic viability of the collateral and creditworthiness of the borrower. The Bank obtains appraisals from qualified certified independent appraisers to establish the value of collateral properties. The property’s projected net cash flows compared to the debt service requirement (the “debt service coverage ratio” or “DSC” ratio) is required to be 110% or greater, and is computed after deduction for a vacancy factor and property expenses, as appropriate. Borrower cash flow may be supplemented by a personal guarantee from the principal(s) of the borrower, and guarantees from other parties. We require title insurance, fire, and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect our security interest in the underlying property. In addition, the Bank may employ stress testing techniques on higher balance loans to determine repayment ability in a changing rate environment before granting loan approval.

Construction loans are underwritten against projected cash flows from rental income, business and/or personal income from an owner-occupant or the sale of the property to an end-user. Associated risks may be mitigated by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements, and pre-sale contracts or pre-lease agreements.

Consumer Real Estate Loans. The Bank offers a variety of first mortgage and junior lien loans secured by primary residences to individuals within our markets. Credit decisions are primarily based on loan-to-value (“LTV”) ratios, debt-to-income (“DTI”) ratios, liquidity, and net worth. Income and financial information is obtained from personal tax returns, personal financial statements and employment documentation. A maximum LTV ratio of 80% is generally required, although higher levels are permitted with mortgage insurance. The debt-to-income ratio is limited to 43% of gross income.

Consumer real estate mortgages may have fixed interest rates for the entire term of the loan or variable interest rates subject to change yearly after the first, third, or fifth year. Variable rates are based on the weekly average yield of United States Treasury Securities and are underwritten at fully-indexed rates. We do not offer interest-only loans, sub-prime loans, or any variation on subprime lending including hybrid loans and payment option ARMs, or any product with negative amortization. Sub-prime loans involve extending credit to borrowers who exhibit characteristics indicating a significantly higher risk of default than traditional bank lending customers. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years they automatically adjust to an adjustable rate mortgage. Payment option ARMs usually have adjustable rates, for which borrowers choose their monthly payment of either a full payment, interest only, or a minimum payment which may be lower than the payment required to reduce the balance of the loan in accordance with the originally underwritten amortization.

Home equity loans are secured primarily by second mortgages on residential property. The underwriting policy for home equity loans generally permits aggregate (the total of all liens secured by the collateral property) borrowing availability up to 80% of the appraised value of the collateral. We offer variable rate home equity loans, with variable rate loans underwritten at fully-indexed rates. Decisions are primarily based on LTV ratios, DTI ratios, liquidity, and credit scores. We do not offer home equity loan products with reduced documentation.

Automobile loans include loans and leases secured by new or used automobiles. We originate automobile loans either on a direct basis or on an indirect basis through selected dealerships. We require borrowers to maintain collision insurance on automobiles securing consumer loans. Our procedures for underwriting automobile loans include an assessment of an applicant’s overall financial capacity, including credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant’s creditworthiness is the primary consideration, the underwriting process also includes a comparison of the value of the collateral security to the proposed loan amount.

Other Products and Services. Deposit products offered by the Bank include interest-bearing and non-interest bearing demand deposit accounts, money market deposit accounts, savings accounts, certificates of deposit and individual retirement accounts. Deposit accounts are offered to both individuals and commercial businesses. Merchant credit card services and business and consumer debit and credit cards are available. NBB offers other miscellaneous services normally provided by commercial banks, such as letters of credit, night depository, safe deposit boxes, travelers checks, utility payment services and automatic funds transfer. NBB conducts a general trust business that has wealth management, and trust and estate services for individual and business customers.

At December 31, 2013, NBB had total assets of $1,107,992 and total deposits of $960,219. NBB’s net income for 2013 was $18,192, which produced a return on average assets of 1.67% and a return on average equity of 12.36%. Refer to Note 12 of the Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

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

Operating Revenue

The percentage of total operating revenue attributable to each class of similar service that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2013, 2012 and 2011 is set out in the following table.

Period	Class of Service	Percentage of Total Revenues
December 31, 2013	Interest and Fees on Loans	59.71%
	Interest on Investments	23.83%
December 31, 2012	Interest and Fees on Loans	61.50%
	Interest on Investments	22.75%
December 31, 2011	Interest and Fees on Loans	62.49%
	Interest on Investments	22.72%

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

At December 31, 2013, NBI employed 20 full time employees, NBB had 202.5 full time equivalent employees and NBFS had 3 full time employees.

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

The Bank Holding Company Act. Under the BHCA, a bank holding company is generally prohibited from engaging in nonbanking activities unless the Federal Reserve has found those activities to be incidental to banking. Bank holding companies also may not acquire more than 5% of the voting shares of any company engaged in nonbanking activities. Amendments to the BHCA that were included in the Gramm-Leach-Bliley Act of 1999 (see below) permitted any bank holding company with bank subsidiaries that are well-capitalized, well-managed and which have a satisfactory or better rating under the Community Reinvestment Act (see below) to file an election with the Federal Reserve to become a financial holding company. A financial holding company may engage in any activity that is (i) financial in nature (ii) incidental to a financial activity or (iii) complementary to a financial activity. Financial activities include insurance underwriting, insurance agency activities, securities dealing and underwriting and providing financial, investment or economic advising services. NBI is a financial holding company that currently engages in insurance agency activities and providing financial, investment or economic advising services.

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

On July 2, 2013, the Federal Reserve voted to adopt final Basel III capital rules for U.S. banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier I Common) to risk-weighted assets and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios will become effective for the Company on January 1, 2015 and will be fully phased-in on January 1, 2019.

The final rule emphasizes common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rule also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets. We are in the process of evaluating the impact of the Basel III final rule on the Company’s regulatory capital ratios.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject NBB or the Company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on NBB if it would fail to meet applicable capital requirements.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impact the Company is the creation of an independent Consumer Financial Protection Bureau (CFPB), which has the ability to write rules for consumer protections governing all financial institutions. All consumer protection responsibility formerly handled by other banking regulators is consolidated in the CFPB. It oversees the enforcement of all federal laws intended to ensure fair access to credit. For smaller financial institutions such as NBI and NBB, the CFPB will coordinate its examination activities through their primary regulators.

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

Deposit Insurance. NBB has deposits that are insured by the FDIC. FDIC maintains a Deposit Insurance Fund (“DIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. Beginning April 1, 2011, an institution's assessment base became consolidated total assets less its average tangible equity as defined by the FDIC. The FDIC has authority to impose (and has imposed during the recent financial crisis) special measures to boost the deposit insurance fund such as prepayments of assessments and additional special assessments.

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

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the Securities and Exchange Commission. The Company’s proxy materials for the 2014 annual meeting of stockholders are also posted on a separate website at www.nationalbanksharesproxy.com.

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

We hold both corporate and municipal bonds in our investment portfolio. A slow recovery or return to recession could increase the actual or perceived risk of default by both corporate and government issuers and, in either case, could adversely affect the value of these investments. In addition, the value of these investments could be affected by a change in interest rates and related factors, including the pricing of securities.

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

The Dodd-Frank Act and its implementing regulations will result in greater compliance costs and may reduce the profitability of some of our products and services. Implementation of the proposed Basel III rules for capital could increase our compliance costs because of the complexity in the risk assessment rules. Both federal and state governments could enact new laws affecting financial institutions that would increase our regulatory burden and could negatively affect our profits.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

National Bankshares, Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “NKSH.” As of December 31, 2013, there were 756 record stockholders of NBI common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 2013 and 2012.

Common Stock Market Prices

	2013		2012		Dividends per share
	High	Low	High	Low	2013		2012
First Quarter	$36.97	$31.80	$31.16	$25.95	$	---	$	---
Second Quarter	35.79	31.80	30.65	28.60		0.54		0.53
Third Quarter	38.89	35.14	35.82	29.18		---		---
Fourth Quarter	38.12	34.53	33.82	29.03		0.58		0.57

NBI’s primary source of funds for dividend payments is dividends from its bank subsidiary, NBB. Bank dividend payments are restricted by regulators, as more fully disclosed in Note 11 of Notes to Consolidated Financial Statements.

On May 14, 2013, NBI’s Board of Directors approved the repurchase of up to 100,000 shares of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934. During 2013, there were no shares repurchased, and 100,000 shares may yet be purchased under the program.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total of stockholder return on NBI common stock with the cumulative return on the NASDAQ Composite Index, and the NASDAQ Bank Index for the five-year period commencing on December 31, 2008. These comparisons assume the investment of $100 in National Bankshares, Inc. common stock in each of the indices on December 31, 2008, and the reinvestment of dividends.

	2008	2009	2010	2011	2012	2013
NATIONAL BANKSHARES, INC.	100	150	173	159	192	225
NASDAQ COMPOSITE INDEX	100	145	172	170	201	281
NASDAQ BANK INDEX	100	84	96	86	102	144

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries

Selected Consolidated Financial Data

$ in thousands, except per share data	Year ended December 31,
	2013	2012	2011	2010	2009
Selected Income Statement Data:
Interest income	$46,127	$48,670	$49,946	$49,139	$50,487
Interest expense	5,955	7,887	9,184	11,158	15,825
Net interest income	40,172	40,783	40,762	37,981	34,662
Provision for loan losses	1,531	3,134	2,949	3,409	1,634
Noninterest income	8,836	8,818	8,489	8,426	8,883
Noninterest expense	24,370	23,475	23,417	23,206	23,932
Income taxes	5,317	5,245	5,247	4,223	3,660
Net income	17,790	17,747	17,638	15,569	14,319

Per Share Data:
Basic net income	2.56	2.56	2.54	2.25	2.07
Diluted net income	2.55	2.55	2.54	2.24	2.06
Cash dividends declared	1.12	1.10	1.00	0.91	0.84
Book value	21.00	21.60	20.36	18.63	17.61

Selected Balance Sheet Data at End of Year:
Loans, net	587,463	583,813	580,402	568,779	583,021
Total securities	349,065	352,043	318,913	315,907	297,417
Total assets	1,110,630	1,104,361	1,067,102	1,022,238	982,367
Total deposits	960,036	946,766	919,333	884,583	852,112
Stockholders’ equity	145,892	150,109	141,299	129,187	122,076

Selected Balance Sheet Daily Averages:
Loans, net of unearned income and the allowance for loan losses	577,746	579,817	580,037	577,210	572,438
Total securities	364,263	339,416	320,908	289,532	298,237
Total assets	1,090,703	1,080,351	1,031,899	989,952	971,538
Total deposits	933,482	925,986	888,044	852,953	846,637
Stockholders’ equity	149,491	147,812	136,794	129,003	117,086

Selected Ratios:
Return on average assets	1.63%	1.64%	1.71%	1.57%	1.47%
Return on average equity	11.90%	12.01%	12.89%	12.07%	12.23%
Dividend payout ratio	43.74%	43.04%	39.34%	40.52%	40.67%
Average equity to average assets	13.71%	13.68%	13.26%	13.03%	12.05%

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

●	unanticipated increases in the level of unemployment in the Company’s trade area,
●	the quality or composition of the loan and/or investment portfolios,
●	demand for loan products,
●	deposit flows,
●	competition,
●	demand for financial services in the Company’s trade area,
●	the real estate market in the Company’s trade area,
●	the Company’s technology initiatives, and
●	applicable accounting principles, policies and guidelines.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of this Form 10-K.

The recession continues to impact the national economy as well as the Company’s market. Signs of economic recovery are mixed with continued high unemployment and diminished real estate values. The Company’s trade area contains a diverse economy that includes large public colleges and universities, which somewhat insulated the Company’s market from the dramatic declines in real estate values seen in some other areas of the country. Real estate values in the Company’s market area saw moderate declines in 2009 and 2010 that appeared to stabilize in 2011 and 2012, and in 2013 showed signs of improving. Nonperforming assets as of December 31, 2013 fell from the level at December 31, 2012. If the economic recovery wavers or reverses, it is likely that unemployment will continue at higher-than-normal levels or rise in the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the State as a result of the recession could also negatively impact employment. This could lead to an even higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. In conclusion, a slow economic recovery could have an adverse effect on all financial institutions, including the Company.

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

Allowance for Loan Losses

The allowance for loan losses is an accrual of estimated losses that have been sustained in our loan portfolio. The allowance is funded by the provision for loan losses, reduced by charge-offs of loans and increased by recoveries of previously charged-off loans. The determination of the allowance is based on two accounting principles, Accounting Standards Codification (“ASC”) Topic 450-20 (Contingencies) which requires that losses be accrued when occurrence is probable and the amount of the loss is reasonably able to be estimated, and ASC Topic 310-10 (Receivables) which requires accrual of losses on impaired loans if the recorded investment exceeds fair value.

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

Impaired loans

Impaired loans are identified through the Company’s credit risk rating process. Estimated loss for an impaired loan is the amount of recorded investment that exceeds the loan’s fair value. Fair value of an impaired loan is measured by one of three methods: the fair value of collateral (“collateral method”), the present value of future cash flows (“cash flow method”), or observable market price. The Company applies the collateral method to collateral-dependent loans, loans for which foreclosure is imminent and to loans for which the fair value of collateral is a more reliable estimate of fair value. The cash flow method is applied to loans that are not collateral dependent and for which cash flows may be estimated.

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

Appraisals and internal evaluations provide an estimate of market value. Appraisals must conform to the Uniform Standards of Professional Appraisal Practice (“USPAP”) and are prepared by an independent third-party appraiser, certified and licensed, and approved by the Bank. Appraisals incorporate market analysis, comparable sales analysis, cash flow analysis and market data pertinent to the property to determine market value. Appraisals are ordered and reviewed by employees independent of the lending transaction.

Internal evaluations are prepared and reviewed by employees who are independent of the loan origination, operation, management and collection functions. Evaluations provide a property’s market value based on the property’s actual physical condition and characteristics, and the economic market conditions that affect the property’s market value. Evaluations incorporate multiple sources of data to arrive at a property’s market value, including physical inspection, tax values, independent third-party automated tools, comparable sales analysis, and local market information.

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

Collectively-evaluated loans

Non-impaired loans and smaller homogeneous impaired loans that are not troubled debt restructurings and not part of a larger impaired relationship are grouped by portfolio segments that are made up of smaller loan classes. Loans within a segment or class have similar risk characteristics. Probable loss is determined by applying historical net charge-off rates as well as additional percentages for trends and current levels of quantitative and qualitative factors. Loss rates are calculated for and applied to individual classes. The period of time over which loss rates are averaged, or “look-back period” is 2 years. For the December 31, 2013 measurement, loss rates applied by class were obtained by averaging the loss rates for 2013 with those for 2012; loss rates for the December 31, 2012 measurement averaged loss rates from 2012 and 2011; loss rates for the December 31, 2011 measurement averaged loss rates for 2011 and 2010. The look-back period is the same for all classes and segments. Qualitative factors represented by delinquency rates, loan quality and concentrations are evaluated on a class level, with allocations based on the evaluation of trends and levels. Economic factors such as unemployment rates, bankruptcy rates and others are evaluated, with standard allocations applied consistently to relevant classes.

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

The estimate of the allowance for December 31, 2013 considered market and portfolio conditions during 2013 as well as the elevated levels of delinquencies and net charge-offs in 2012. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see the notes to the financial statements, “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Performance Summary

The following table presents NBI’s key performance ratios for the years ending December 31, 2013 and December 31, 2012:

	12/31/13	12/31/12
Return on average assets	1.63%	1.64%
Return on average equity	11.90%	12.01%
Basic net earnings per common share	$2.56	$2.56
Fully diluted net earnings per common share	$2.55	$2.55
Net interest margin (1)	4.25%	4.38%
Noninterest margin (2)	1.43%	1.36%

(1)	Net Interest Margin – Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.
(2)

Noninterest Margin – Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The return on average assets for the year ended December 31, 2013 was 1.63%, similar to 1.64% for the year ended December 31, 2012. The return on average equity decreased from 12.01% for the year ended December 31, 2012 to 11.90% for the year ended December 31, 2013.

Reflecting both the effects of the low interest rate environment throughout 2013 on NBI’s funding costs and the Company’s asset/liability management practices, the net interest margin decreased from 4.38% at year-end 2012 to 4.25% at December 31, 2013.

The noninterest margin increased from 1.36% to 1.43% over the same period, while      basic net earnings per common share remained constant at $2.56 for the years ended December 31, 2013 and 2012 respectively.

Growth

NBI’s key growth indicators are shown in the following table:

	12/31/13	12/31/12
Securities	$349,065	$352,043
Loans, net	587,463	583,813
Deposits	960,036	946,766
Total assets	1,110,630	1,104,361

Total assets experienced growth in 2013, funded by increases in customer deposits. Customer deposits grew $13,270 or 1.40% from December 31, 2012, with increases mainly from municipal deposits and individuals seeking to safeguard principal by avoiding more volatile investments in financial markets. The liquidity provided by customer deposits supported growth in loans of $3,650 or 0.63%. Securities declined by $2,978 or 0.85%.

In both 2012 and 2013, the Company’s growth was internally generated and was not the result of acquisitions or other borrowings.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	12/31/13	12/31/12
Nonperforming loans(1)	$6,584	$13,021
Loans past due 90 days or more and accruing	190	170
Other real estate owned	4,712	1,435
Allowance for loan losses to loans(2)	1.38%	1.41%
Net charge-off ratio	0.28%	0.49%

(1)	Nonperforming loans include nonaccrual loans plus restructured loans in nonaccrual status. Accruing restructured loans are not included.
(2)	Loans are net of unearned income and deferred fees.

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses. At December 31, 2013, nonperforming loans were $6,584 or 1.11% of loans net of unearned income and deferred fees. This compares to $13,021 and 2.20% at December 31, 2012. Loans past due 90 days or more and still accruing at year-end 2013 totaled $190, an increase of $20 or 11.76%, from $170 at December 31, 2012. The net charge-off ratio decreased, from 0.49% for the year ended December 31, 2012 to 0.28% for the year ended December 31, 2013, while other real estate owned increased $3,277 for the same period.

The Company’s risk analysis determined an allowance for loan losses of $8,227 at December 31, 2013, resulting in a provision for the year of $1,531. This compares with an allowance for loan losses of $8,349 as of December 31, 2012, and a provision of $3,134 for the year ended December 31, 2012. The ratio of the allowance for loan losses to loans decreased to 1.38%, from 1.41% at December 31, 2012. The methodology for determining the allowance for loan losses relies on historical charge off-trends, modified by trends in nonperforming loans and economic indicators. More information about the level and calculation methodology of the allowance for loan losses is provided in “Balance Sheet – Loans – Risk Elements,” “Balance Sheet – Loans – Troubled Debt Restructurings,” as well as Notes 1 and 5 to the financial statements.

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

Net Interest Income

Net interest income for the period ended December 31, 2013 was $40,172, a decrease of $611, or 1.50%, when compared to the prior year. The net interest margin for 2013 was 4.25%, compared to 4.38% for 2012. Total interest income for the period ended December 31, 2013 was $46,127, a decrease of $2,543 from the period ended December 31, 2012. Interest expense declined by $1,932 during the same time frame, from $7,887 for the year ended December 31, 2012 to $5,955 for the year ended December 31, 2013. The decline in interest expense came about in part because higher priced certificates of deposit renewed at lower interest rates. In addition, low-rate interest-bearing deposits volume increased substantially. Please refer to the section titled “Analysis of Changes In Interest Income and Interest Expense” for further information related to rate and volume changes.

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

During 2013, interest rates continued at historic lows. Offsetting the positive effect of low interest rates on customer deposits is the fact that some higher yielding securities in the Company’s investment portfolio were called and were replaced with securities with yields at the lower market rate. Another negative effect of the low interest rate environment is the level of interest earned on overnight funds. This impacted the yield on the Company’s interest-bearing deposits in other banks. The yield on these assets in 2013 was 0.27%, while the cost of interest-bearing liabilities was 0.75% in the same period. These assets are used primarily to provide liquidity.

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

	December 31, 2013			December 31, 2012			December 31, 2011
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (1)(2)(3)(4)	$587,007	$33,303	5.67%	$589,935	$35,744	6.06%	$589,257	$36,813	6.25%
Taxable securities(5)	200,040	6,707	3.35%	167,874	6,613	3.94%	155,765	6,745	4.33%
Nontaxable securities (1)(5)	171,636	9,891	5.76%	167,355	10,002	5.98%	163,174	10,102	6.19%
Interest-bearing deposits	80,044	213	0.27%	94,724	240	0.25%	64,977	155	0.24%
Total interest-earning assets	$1,038,727	$50,114	4.82%	$1,019,888	$52,599	5.16%	$973,173	$53,815	5.53%
Interest-bearing liabilities:
Interest-bearing demand deposits	$459,340	$3,749	0.82%	$420,947	$4,167	0.99%	$378,971	$4,088	1.08%
Savings deposits	72,783	35	0.05%	64,973	36	0.06%	58,273	45	0.08%
Time deposits	259,914	2,171	0.84%	298,797	3,684	1.23%	314,920	5,051	1.60%
Total interest-bearing liabilities	$792,037	$5,955	0.75%	$784,717	$7,887	1.01%	$752,164	$9,184	1.22%
Net interest income and interest rate spread		$44,159	4.07%		$44,712	4.15%		$44,631	4.31%
Net yield on average interest-earning assets			4.25%			4.38%			4.59%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three years presented.
(2)	Loan fees of $843 in 2013, $802 in 2012 and $729 in 2011 are included in total interest income.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.

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

	2013 Over 2012			2012 Over 2011
	Changes Due To			Changes Due To
	Rates(2)	Volume(2)	Net Dollar Change	Rates(2)	Volume(2)	Net Dollar Change
Interest income: (1)
Loans	$(2,265)	$(176)	$(2,441)	$(1,111)	$42	$(1,069)
Taxable securities	(1,067)	1,161	94	(634)	502	(132)
Nontaxable securities	(363)	252	(111)	(355)	255	(100)
Interest-bearing deposits	12	(39)	(27)	10	75	85
Increase (decrease) in income on interest-earning assets	$(3,683)	$1,198	$(2,485)	$(2,090)	$874	$(1,216)
Interest expense:
Interest-bearing demand deposits	$(775)	$357	$(418)	$(352)	$431	$79
Savings deposits	(6)	5	(1)	(14)	5	(9)
Time deposits	(1,078)	(435)	(1,513)	(1,119)	(248)	(1,367)
Increase (decrease) in expense of interest-bearing liabilities	$(1,859)	$(73)	$(1,932)	$(1,485)	$188	$(1,297)
Increase (decrease) in net interest income	$(1,824)	$1,271	$(553)	$(605)	$686	$81

(1)	Taxable equivalent basis using a Federal income tax rate of 35% in 2013, 2012 and 2011.
(2)	Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

Total interest expense declined by $1,932, while interest income on a taxable-equivalent basis decreased $2,485, resulting in a decrease of $553 in taxable-equivalent net interest income when 2013 and 2012 are compared. Declining rates impacted net interest income by $1,824, offset by increases due to favorable changes in volume of $1,271.

The lower interest rate environment led to a decline of $2,441 in interest income from loans. The average balance of loans decreased from $589,935 in 2012 to $587,007 in 2013, causing a decrease in interest income of $176 due to volume.

Interest income on taxable securities decreased $1,067 due to rates, offset by an increase of $1,161 due to average volume, for a net increase of $94 compared to 2012. The continued low interest rate environment resulted in a large number of called securities during the first half of 2013 and reduced the opportunity to reinvest the proceeds in securities with more attractive yields. Because of low yields in the securities markets and flat loan demand, the Company priced deposits accordingly.

Interest on time deposits declined $1,513 from 2012 to 2013, with a decline of $1,078 due to rates and $435 attributable to volume. See “Net Interest Income” for additional information related to the decline in interest expense.

The low interest rate environment was also present in 2012 and 2011. As compared with 2011, there was a $1,367 decline in interest expense associated with time deposits in 2012. Of the total decline, $1,119 was due to rates, and $248 stemmed from lower deposit volume. Management focused on deposit pricing in 2011 and took advantage of falling rates to lower interest expense.

From 2011 to 2012 interest on loans decreased by $1,069. Loan interest income attributable to rates was $1,111 lower, offset partially by an increase of $42 due to volume. As compared with 2011, there was an increase of $81 in net interest income in 2012, with an increase due to volume of $686, offset by declines due to rate of $605.

Interest Rate Sensitivity

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Among the tools available to management is interest rate sensitivity analysis, which provides information related to repricing opportunities. Interest rate shock simulations indicate potential economic loss due to future interest rate changes. Shock analysis is a test that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on the return on average assets and the return on average equity projected at December 31, 2013 and 2012. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

Rate Shift (bp)	Return on Average Assets		Return on Average Equity
	2013	2012	2013	2012
300	1.42%	1.13%	7.69%	8.02%
200	1.26%	1.35%	6.32%	9.53%
100	1.15%	1.56%	5.26%	10.92%
(-)100	1.13%	1.95%	4.23%	13.51%
(-)200	1.00%	1.82%	3.88%	12.61%
(-)300	0.89%	1.55%	3.64%	10.85%

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

Noninterest Income

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Service charges on deposits	$2,563	$2,594	$2,617
Other service charges and fees	225	243	287
Credit card fees	3,330	3,278	3,197
Trust fees	1,150	1,313	1,087
Bank-owned life insurance income	739	814	762
Other income	770	472	449
Realized securities gains	59	104	90
Total noninterest income	$8,836	$8,818	$8,489

Service charges on deposit accounts totaled $2,563 for the year ended December 31, 2013. This is a decline of $31, or 1.20%, from $2,594 for the year ended December 31, 2012. Service charges on deposit accounts decreased $23, or 0.88%, from 2011 to 2012. This income category is affected by the number of deposit accounts, the level of service charges and the number of checking account overdrafts. The 2013 decline resulted primarily from a decrease of $20 in ATM transaction fees and a decrease of $10 in account service charges. When the year ended December 31, 2012 is compared to the year ended December 31, 2011, a decline in ATM transaction fees of $53, partially offset by a $36 increase in overdraft fees accounted for the $23 decrease. The Company removed two automatic teller machines in 2012 to obtain cost savings that are expected to exceed the associated decline in ATM fee income.

Other service charges and fees included charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees from letters of credit and income from commissions on the sale of credit life, accident and health insurance. These fees were $225 for the year ended December 31, 2013, down by $18, or 7.41%, from the $243 for 2012. The total for the year ended December 31, 2012 was $44 below the $287 posted for the year ended December 31, 2011. The decline in 2013 and 2012 was primarily attributable to lower check sales, decreasing income by $7 in 2013 and $35 in 2012. This is attributed to increased customer adoption of debit cards and internet banking bill-pay. Service charges associated with letters of credit also declined in 2013, decreasing income by $12 from 2012.

Credit card fees for the year ended December 31, 2013, were $52 above the $3,278 reported for the year ended December 31, 2012. From 2011 to 2012, credit card fees increased $81, or 2.53%. The increases in 2013 and 2012 are due to increased volume of merchant transaction fees and credit card fees.

Trust fees at $1,150 decreased by $163 or 12.41% when the years ended December 31, 2013 and 2012 are compared, due to a large estate account that affected 2012. For the year ended December 31, 2012 trust fees were $1,313, an increase of $226, or 20.79%, from 2011. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions. The mix of account types also affected the level of trust fees in 2012 and 2013.

Noninterest income from bank-owned life insurance (BOLI) decreased, from $814 for the year ended December 31, 2012 to $739 for 2013. BOLI income for the year ended December 31, 2011 was $762. The Company made an additional investment of $1,900 in 2011, influencing the increase from 2011 to 2012. Income from bank-owned life insurance was also affected by the performance of the variable rate policies.

Other income is income from smaller balance accounts that cannot be classified in another category. Some examples include net gains from the sales of fixed assets and revenue from investment and insurance sales. Other income for 2013 was $770, an increase of $298, or 63.14%, when compared with $472 for the year ended December 31, 2012. The increase from 2012 to 2013 is primarily due to increases on investment commissions of $139. Other income for 2012 increased by $23, or 5.12%, when compared with 2011.

Realized securities net gains for the three years presented were primarily associated with called securities. The Company sold five securities in the available-for-sale accounting designation in 2013. There were no securities sold in 2012 or 2011.

Noninterest Expense

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Salaries and employee benefits	$11,978	$12,005	$11,357
Occupancy, furniture and fixtures	1,616	1,589	1,599
Data processing and ATM	1,700	1,593	1,701
FDIC assessment	554	475	677
Credit card processing	2,546	2,442	2,485
Intangibles amortization	1,078	1,083	1,083
Net costs of other real estate owned	296	208	518
Franchise taxes	1,083	901	780
Other operating expenses	3,519	3,179	3,217
Total noninterest expense	$24,370	$23,475	$23,417

Salary and benefits expense decreased $27, or 0.22%, from $12,005 for the year ended December 31, 2012 to $11,978 for 2013. The decrease is primarily the result of a $396 decrease in health benefits expense, offset by an increase of $327 or 3.92% in employee salaries, which were the result of normal compensation and staffing decisions. The increase of $648, or 5.71% from 2011 to 2012 was also the result of normal compensation and staffing decisions.

Occupancy, furniture and fixtures expense was $1,616 for the year ended December 31, 2013, an increase of $27, or 1.70%, from the prior year. The 2012 total was $1,589, a decrease of $10, or 0.63%, from the $1,599 reported at year-end 2011. The small increase in 2013 and small decrease in 2012 are reflective of the Company’s emphasis on containing controllable expenses.

Data processing and ATM expense was $1,700 in 2013, $1,593 in 2012 and $1,701 in 2011. The increase of $107 or 6.72% from 2012 to 2013 resulted primarily from infrastructure upgrades. The decline from 2011 to 2012 was due to declines in maintenance expenses and communications infrastructure expenses.

When the years ended December 31, 2013 and December 31, 2012 are compared, there was an increase in the Federal Deposit Insurance Corporation Deposit Insurance Fund assessment of $79. The total expense for 2012 was $475, which compares with $554 for 2013. The FDIC assessment expense for the year ended December 31, 2012 fell $202 from $677 for 2011. The FDIC assessment is accrued based on a method provided by the FDIC.

Credit card processing expense was $2,546 for the period ended December 31, 2013, an increase of $104, or 4.26% from 2012’s total of $2,442. Credit card processing expense in 2012 decreased $43, or 1.73% from 2011. This expense is driven by the volume of credit card, debit card and merchant account transactions and by the level of merchant discount fees. It is subject to a degree of variability.

The expense for intangibles and goodwill amortization is related to acquisitions. There were no acquisitions in the last year, and the expense for 2013 decreased from 2012 by $5 or 0.46%. The expense for intangibles and goodwill amortization remained stable from 2011 to 2012.

Net costs of other real estate owned increased from $208 for the period ended December 31, 2012 to $296 for the year ended December 31, 2013. From 2011 to 2012, net costs of other real estate owned decreased $310 from $518. This expense category varies with the number of foreclosed properties owned by NBB and with the expense associated with each. It includes write-downs on other real estate owned plus other costs associated with carrying these properties, as well as net gains or losses on the sale of other real estate. In 2013, write-downs on other real estate were $80. This compares with $76 in 2012 and $327 in 2011. Other real estate is initially accounted for at fair value using current valuations, which include appraisals, real estate evaluations and realtor market opinions. If new valuation information indicates a decline from the initial basis, the Company records a write-down. Other costs for these properties in 2013 were $197, while they were $222 in 2012. There was a total of $19 in net losses on the sale of other real estate for 2013 and $90 in net gains for 2012. Because the Company’s market area continues to experience the effects of the prolonged recession, it is anticipated that there will be additional foreclosures in the near future. This may result in an associated increase in the costs of other real estate owned.

Franchise taxes were $1,083 for the period ended December 31, 2013 and $901 for 2012, an increase of $182 or 20.20%. Franchise tax expense increased $121 in 2012 from $780 in 2011. Franchise tax expense in 2011 benefitted from additional deductions discovered in 2011. State bank franchise taxes are based upon total equity, which increased in both 2012 and 2013.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs and charitable donations. For the year ended December 31, 2013, other operating expenses were $3,519. This compares with $3,179 for 2012 and $3,217 for 2011. The $340 increase from 2012 to 2013 is the result of changes in several categories of expense, with no one item making a significant contribution to the total.

Income Taxes

Income tax expense for 2013 was $5,317 compared to $5,245 in 2012 and $5,247 in 2011. Tax exempt income is the primary difference between expected and actual income tax expense. The Company’s effective tax rates for 2013, 2012 and 2011 were 23.01%, 22.81% and 22.93%, respectively. The Company is subject to the 35% marginal tax rate. See Note 10 of the Notes to Consolidated Financial Statements for addition information relating to income taxes.

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

Provision and Allowance for Loan Losses

In 2013, the Company saw improvements in some asset quality indicators, including net charge-offs, classified loans, accruing loans past due 30-89 days and nonperforming assets, and weakening in other indicators such as loans rated special mention and accruing loans past due 90 days or more.

Net charge-offs decreased by $1,200, with the ratio of net charge-offs to average loans decreasing 21 basis points, from 0.49% in 2012 to 0.28% in 2013. Classified loans declined from $23,111 at December 31, 2012 to 19,508 at December 31, 2013, while accruing loans past due 30-89 days fell from $4,090 at December 31, 2012 to $2,956 at December 31, 2013. At December 31, 2013, total nonperforming assets were $11,296, below the level of $14,456 at December 31, 2012. See “Balance Sheet – Loans – Risk Elements” for additional detail about nonperforming assets. Loans rated special mention increased from $4,639 at December 31, 2012 to $6,229 at December 31, 2013, and accruing loans past due 90 days or more increased slightly from $170 at December 31, 2012 to $190 at December 31, 2013.

The consideration of these factors in the Company’s internal credit risk analysis resulted in a decline of $122 in the allowance for loan losses to $8,227, or 1.38% of loans at December 31, 2013. At December 31, 2012, the allowance for loan losses was $8,349, or 1.41% of loans. Taking into account the net charge-offs of $1,653 during the twelve months ended December 31, 2013, the provision for loan losses for 2013 was $1,531, a decrease of $1,603 from $3,134 for the twelve months ended December 31, 2012.

The current level of nonperforming assets is manageable in management’s opinion. Core earnings remain strong and there are sufficient resources available to deal with these assets.

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

Quarterly Results of Operations

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2013, 2012 and 2011:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$11,564	$11,593	$11,565	$11,405
Interest expense	1,679	1,548	1,388	1,340
Net interest income	9,885	10,045	10,177	10,065
Provision for loan losses	671	355	303	202
Noninterest income	2,129	2,205	2,128	2,374
Noninterest expense	5,965	6,134	6,142	6,129
Income taxes	1,162	1,326	1,343	1,486
Net income	$4,216	$4,435	$4,517	$4,622
Per Share Data:
Basic net income per common share	$0.61	$0.64	$0.65	$0.66
Fully diluted net income per common share	0.60	0.64	0.65	0.66
Cash dividends per common share	---	0.54	---	0.58
Book value per common share	22.07	20.95	21.06	21.00

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$12,114	$12,182	$12,237	$12,137
Interest expense	2,117	2,018	1,936	1,816
Net interest income	9,997	10,164	10,301	10,321
Provision for loan losses	672	1,104	778	580
Noninterest income	2,171	2,303	2,128	2,216
Noninterest expense	5,730	5,721	6,108	5,886
Income taxes	1,337	1,272	1,250	1,386
Net income	$4,429	$4,340	$4,293	$4,685
Per Share Data:
Basic net income per common share	$0.64	$0.63	$0.62	$0.67
Fully diluted net income per common share	0.64	0.62	0.62	0.67
Cash dividends per common share	---	0.53	---	0.57
Book value per common share	20.86	21.14	21.66	21.60

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$12,465	$12,475	$12,577	$12,429
Interest expense	2,379	2,346	2,282	2,177
Net interest income	10,086	10,129	10,295	10,252
Provision for loan losses	800	753	643	753
Noninterest income	1,953	2,110	2,149	2,277
Noninterest expense	6,103	6,045	5,907	5,362
Income taxes	1,112	1,225	1,385	1,525
Net income	$4,024	$4,216	$4,509	$4,889
Per Share Data:
Basic net income per share	$0.58	$0.61	$0.65	$0.70
Fully diluted net income per share	0.58	0.61	0.65	0.70
Cash dividends per share	---	0.48	---	0.52
Book value per share	19.27	19.65	20.44	20.36

Balance Sheet

On December 31, 2013, the Company had total assets of $1,110,630, an increase of $6,269, or 0.57%, over the total of $1,104,361 on December 31, 2012. For 2013, the growth in assets was entirely internally generated and was not the result of acquisitions. Total assets at December 31, 2012 were up by $37,259, or 3.49%, over the total at December 31, 2011.

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

A.     Types of Loans

	December 31,
	2013	2012	2011	2010	2009
Real estate construction	$45,925	$50,313	$48,531	$46,169	$44,744
Consumer real estate	145,499	143,262	150,224	153,405	154,380
Commercial real estate	311,266	304,308	303,192	293,171	293,229
Commercial non real estate	31,262	37,349	38,832	37,547	41,402
Public sector and IDA	34,220	26,169	15,571	12,553	19,207
Consumer non real estate	28,423	31,714	33,072	34,543	38,047
Total loans	$596,595	$593,115	$589,422	$577,388	$591,009
Less unearned income and deferred fees	(905)	(953)	(952)	(945)	(1,062)
Total loans, net of unearned income	$595,690	$592,162	$588,470	$576,443	$589,947
Less allowance for loans losses	(8,227)	(8,349)	(8,068)	(7,664)	(6,926)
Total loans, net	$587,463	$583,813	$580,402	$568,779	$583,021

B.     Maturities and Interest Rate Sensitivities

The following table presents maturities and interest rate sensitivities for commercial non real estate, commercial real estate and real estate construction loans.

	December 31, 2013
	< 1 Year	1 – 5 Years	After 5 Years	Total
Commercial non real estate	$17,448	$11,159	$2,655	$31,262
Commercial real estate	19,200	68,309	223,757	311,266
Real estate construction	27,372	11,462	7,091	45,925
Total	64,020	90,930	233,503	388,453
Less loans with predetermined interest rates	(18,329)	(18,712)	(8,190)	(45,231)
Loans with adjustable rates	$45,691	$72,218	$225,313	$343,222

C.     Risk Elements

The following table presents aggregate amounts for nonaccrual loans, restructured loans in nonaccrual, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments, and accruing restructured loans.

	December 31,
	2013		2012	2011		2010		2009
Nonaccrual loans:
Real estate construction	$	---	$3,109	$	---	$	---		$2,643
Consumer real estate		198	612		296		964		---
Commercial real estate		5,383	7,018		702		526		1,455
Commercial non real estate		128	82		400		448		---
Public sector and IDA		---	---		---		---		---
Consumer non real estate		23	49		---		---		---
Total nonaccrual loans		$5,732	$10,870		$1,398		$1,938		$4,098
Restructured loans (TDR Loans) in nonaccrual
Real estate construction	$	---	$123		$1,681		$2,185	$	---
Consumer real estate		201	407		315		---		---
Commercial real estate		651	1,142		1,544		3,698		---
Commercial non real estate		---	479		198		250		---
Public sector and IDA		---	---		---		---		---
Consumer non real estate		---	---		68		---		---
Total restructured loans in nonaccrual		852	2,151		3,806		6,133		---
Total nonperforming loans		$6,584	$13,021		$5,204		$8,071		$4,098
Other real estate owned, net		4,712	1,435		1,489		1,723		2,126
Total nonperforming assets		$11,296	$14,456		$6,693		$9,794		$6,224

Accruing loans past due 90 days or more:
Real estate construction	$	---	$	---	$	---	$	---		$20
Consumer real estate		128		156		346		612		873
Commercial real estate		---		---		63		577		643
Commercial non real estate		---		---		26		81		99
Public sector and IDA		---		---		---		---		---
Consumer non real estate		62		14		46		66		62
		$190		$170		$481		$1,336		$1,697
Accruing restructured loans:
Real estate construction	$	---	$	---		$1,611	$	---	$	---
Consumer real estate		579		80		156		---		---
Commercial real estate		5,552		1,886		1,922		350		2,652
Commercial non real estate		60		39		67		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		---		---
		$6,191		$2,005		$3,756		$350		$2,652

Loan loss and other indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table

	2013	2012	2011
Provision for loan losses	$1,531	$3,134	$2,949
Net charge-offs to average net loans	0.28%	0.49%	0.43%
Allowance for loan losses to loans, net of unearned income and deferred fees	1.38%	1.41%	1.37%
Allowance for loan losses to nonperforming loans	124.95%	64.12%	155.03%
Allowance for loan losses to nonperforming assets	72.83%	57.75%	120.54%
Nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.88%	2.44%	1.13%
Nonaccrual loans	$5,732	$10,870	$1,398
Restructured loans in nonaccrual status	852	2,151	3,806
Other real estate owned, net	4,712	1,435	1,489
Total nonperforming assets	$11,296	$14,456	$6,693
Accruing loans past due 90 days or more	$190	$170	$481

Nonperforming loans include nonaccrual loans and restructured loans (“troubled debt restructurings” or “TDR loans”) in nonaccrual status, but do not include accruing loans 90 days or more past due or accruing restructured loans. Troubled debt restructurings are discussed in detail under the section titled “D. Modifications and Troubled Debt Restructurings (TDR Loans)” below. Impaired loans, or loans for which management does not expect to collect at the original loan terms, but which may or may not be nonperforming, are presented in Note 5 of Notes to Consolidated Financial Statements.

Total impaired loans at December 31, 2013 were $12,985, of which $6,190 were in nonaccrual status. Impaired loans at December 31, 2012 and 2011 were $18,456 and $12,596, of which $11,821 and $5,089 were in nonaccrual status, respectively.

The ratio of the allowance for loan losses to total nonperforming loans increased from 64.12% in 2012 to 124.95% in 2013. The Company believes the allowance for loan losses is adequate for the credit risk inherent in the loan portfolio.

D. Modifications and Troubled Debt Restructurings (“TDRs”)

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

The Company began coding modifications on the core processing system during the second quarter of 2013. The Company uses the coding to assist in identifying troubled debt restructurings. The majority of modifications completed since formal coding was implemented were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings follows:

Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	54	$30,179
Payment extensions for less than 3 months	153	3,901
Maturity date extensions of more than 3 months and up to 6 months	61	6,177
Maturity date extensions of more than 6 months and up to 12 months	161	5,393
Maturity date extensions of more than 12 months	13	1,149
Advances on non-revolving loans or recapitalization	3	435
Change in amortization term or method	25	8,201
Renewal of expired Home Equity Line of Credit loans to additional 10 years	25	431
Renewal of single-payment notes	78	1,742
Total modifications that do not constitute TDRs	573	$57,608

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

Assuming all other TDR criteria are met, the Company considers one or a combination of the following concessions to the loan terms to indicate TDR status: a reduction of the stated interest rate, an extension of the maturity date at an interest rate lower than the current market rate for a new loan with a similar term and similar risk, or forgiveness of principal or accrued interest.

The Company recognizes that in the current economy elevated levels of unemployment and depressed real estate values have resulted in financial difficulties for some customers. The Company has restructured loan terms for certain qualified financially distressed borrowers who have agreed to work in good faith and have demonstrated the ability to make the restructured payments in order to avoid a foreclosure. All TDR loans are individually evaluated for impairment for purposes of determining the allowance for loan losses. TDR loans with an impairment loss or that do not demonstrate current payments for at least six months are maintained on nonaccrual until the borrower demonstrates sustained repayment history under the restructured terms and continued repayment is not in doubt. Otherwise, interest income is recognized using a cost recovery method.

The Company had $7,043 in TDRs as of December 31, 2013 and $4,156 as of December 31, 2012. Accruing TDR loans amounted to $6,191 at December 31, 2013 compared to $2,005 at December 31, 2012.

Restructuring generally results in loans with either lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming. In 2013, the Company modified loans in troubled debt restructurings that, directly prior to restructuring, totaled $4,401 and that have total principal balances of $4,212 as of December 31, 2013. Two of the loans, totaling $349 as of December 31, 2013 were reported as nonaccrual TDR’s in prior years. The loans demonstrated current repayment history for the required period and were granted additional modifications to change payments to amortizing. Because of the satisfactory repayment history, the loans were placed in accruing status.

Of the troubled debt restructurings that defaulted in 2013, five had been modified within 12 months previous to the default, and currently have a balance of $665. The Company defines default as a delay in one payment of more than 90 days or charge-offs or foreclosure after the date of restructuring.

In 2012, the Company modified loans in troubled debt restructurings that, directly prior to restructuring, totaled $1,826 and that had total principal balances of $1,736 as of December 31, 2012. Included in the troubled debt restructurings made in 2012 are loans associated with one consumer real estate relationship that were reported as TDRs in prior years. The loans for the relationship totaled $308 prior to the modification and $199 after the modification. Of the loans modified in 2012, $1,426 defaulted in 2012. In 2011, the Company modified $2,999 in troubled debt restructurings, of which $2,852 defaulted in 2011. Please refer to Note 5 for information on the effect of default on the allowance for loan losses.

	TDR Delinquency Status as of December 31, 2013
	Total TDR Loans		Current		Accruing 30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		780		579		---		---		201
Commercial real estate		6,203		5,552		---		---		651
Commercial non real estate		60		60		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		---		---
Total TDR Loans		$7,043		$6,191	$	---	$	---		$852

	TDR Delinquency Status as of December 31, 2012
	Total TDR Loans	Current		Accruing 30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$123	$	---	$	---	$	---	$123
Consumer real estate	487		80		---		---	407
Commercial real estate	3,028		1,886		---		---	1,142
Commercial non real estate	518		39		---		---	479
Public sector and IDA	---		---		---		---	---
Consumer non real estate	---		---		---		---	---
Total TDR Loans	$4,156		$2,005	$	---	$	---	$2,151

	TDR Delinquency Status as of December 31, 2011
	Total TDR Loans	Current	Accruing 30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$3,292	$1,611	$	---	$	---	$1,681
Consumer real estate	471	156		---		---	315
Commercial real estate	3,466	1,922		---		---	1,544
Commercial non real estate	265	67		---		---	198
Public sector and IDA	---	---		---		---	---
Consumer non real estate	68	---				---	68
Total TDR Loans	$7,562	$3,756	$	---	$	---	$3,806

Summary of Loan Loss Experience

A.    Analysis of the Allowance for Loan Losses

The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

	December 31,
	2013	2012	2011	2010	2009
Average loans, net of unearned income	$585,991	$588,170	$588,439	$586,133	$579,581
Balance at beginning of year	8,349	8,068	7,664	6,926	5,858
Charge-offs:
Real estate construction	184	640	444	---	---
Consumer real estate	256	370	584	475	181
Commercial real estate	64	1,589	320	1,050	---
Commercial non real estate	968	109	990	919	83
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	348	245	290	366	383
Total loans charged off	1,820	2,953	2,628	2,810	647
Recoveries:
Real estate construction	44	13	---	---	---
Consumer real estate	1	8	16	10	16
Commercial real estate	25	---	---	61	---
Commercial non real estate	18	2	---	1	3
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	79	77	67	67	62
Total recoveries	167	100	83	139	81
Net loans charged off	1,653	2,853	2,545	2,671	566
Additions charged to operations	1,531	3,134	2,949	3,409	1,634
Balance at end of year	$8,227	$8,349	$8,068	$7,664	$6,926
Net charge-offs to average net loans outstanding	0.28%	0.49%	0.43%	0.46%	0.10%

The Company charges off commercial real estate loans at the time that a loss is confirmed. When delinquency status or other information indicates that the borrower will not repay the loan, the Company considers collateral value based upon a current appraisal. Any loan amount in excess of collateral value is charged off and the collateral is taken into other real estate owned.

Factors influencing management’s judgment in determining the amount of the loan loss provision charged to operating expense include: the quality of the loan portfolio as determined by management, the historical loan loss experience, diversification as to type of loans in the portfolio, the amount of secured as compared with unsecured loans and the value of underlying collateral, banking industry standards and averages, and economic conditions. Management evaluates the quality of the loan portfolio by examining past due and nonaccrual ratios for each class. Overall, the ratio of loans past due 30-89 days to total loans decreased from 0.69% at December 31, 2012 to 0.50% at December 31, 2013, while the ratio of accruing loans 90 days past due to total loans remained essentially static, and nonaccrual loans as a percentage of total loans decreased from 2.20% at December 31, 2012 to 1.11% at December 31, 2013.

Historical losses are computed and incorporated to the calculation for the allowance for loan losses on the class level. On a total portfolio basis, the charge-off rate for the twelve months ended December 31, 2013 decreased 21 basis points to 0.28% from 0.49% for the twelve months ended December 31, 2012. Class balances as a percentage of total loans are evaluated to determine growth areas. Classes that increased were 1-4 family residential construction loans, consumer real estate closed-end first liens, multifamily residential real estate public sector and IDA, and other consumer loans. High risk loans, defined by the Company to be junior lien mortgages, interest only loans and loans with high loan-to-value ratios, were examined. The percentage of high-risk loans as a percentage of total loans was found to have decreased from December 31, 2012.

Economic factors were analyzed to determine their impact on the credit risk of the loan portfolio. From December 31, 2012 to December 31, 2013, positive signs were decreases in business bankruptcy rates and the inventory of existing homes on the market, while the average personal bankruptcy rate and the inventory of new homes on the market were found to have increased. Local average unemployment and local residential and commercial vacancy rates remained essentially static. Management’s analysis of the loan portfolio and pertinent economic conditions resulted in a determination of the allowance for loan losses for collectively-evaluated loans of $7,317 at December 31, 2013, down from $7,746 at December 31, 2012. As of December 31, 2013, the unallocated portion of the reserve was $286, and at December 31, 2012 the unallocated reserve was $49. Individually-evaluated impaired loans are valued using the appraised value of the underlying collateral or the present value of cash flows for each loan. Valuation procedures for impaired loans resulted in a required reserve for impaired loans of $624 at December 31, 2013 and $554 at December 31, 2012. The total required reserves of $8,227 at December 31, 2013, $8,349 as of December 31, 2012 and $8,068 as of December 31, 2011 indicated provision charges for loan losses of $1,531 for the twelve months ended December 31, 2013, $3,134 for the twelve months ended December 31, 2012 and $2,949 for the twelve months ended December 31, 2011.

B.     Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

	December 31,
	2013		2012		2011		2010		2009
	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
Real estate construction	$863	7.70%	$1,070	8.48%	$1,079	8.23%	$1,087	8.00%	$1,917	7.57%
Consumer real estate	1,697	24.39%	2,263	24.15%	1,245	25.49%	1,052	26.57%	330	26.12%
Commercial real estate	3,685	52.17%	3,442	51.31%	3,515	51.44%	3,461	50.78%	2,654	49.61%
Commercial non real estate	989	5.24%	959	6.30%	1,473	6.59%	1,089	6.50%	1,148	7.01%
Public sector and IDA	132	5.74%	142	4.41%	232	2.64%	259	2.17%	84	3.25%
Consumer non real estate	576	4.76%	424	5.35%	403	5.61%	587	5.98%	507	6.44%
Unallocated	285		49		121		129		286
	$8,227	100.00%	$8,349	100.00%	$8,068	100.00%	$7,664	100.00%	$6,926	100.00%

An analysis of the allowance for loan losses by impairment basis follows:

	December 31,
	2013	2012	2011
Impaired loans	$12,985	$18,456	$12,596
Allowance related to impaired loans	624	554	1,123
Allowance to impaired loans	4.81%	3.00%	8.92%

Non-impaired loans	583,610	574,659	576,826
Allowance related to non-impaired loans	7,603	7,795	6,945
Allowance to non-impaired loans	1.30%	1.36%	1.20%

Total loans	596,595	593,115	589,422
Less: unearned income and deferred fees	(905)	(953)	(952)
Loans, net of unearned income and deferred fees	595,690	592,162	588,470
Allowance for loan losses, total	8,227	8,349	8,068
Allowance as a percentage of loans, net of unearned	1.38%	1.41%	1.37%

The allowance percentage for impaired loans was 4.81%, 3.00% and 8.92% as of December 31, 2013, 2012 and 2011 respectively. The ratio is subject to fluctuation because impaired loans are individually evaluated. The amount of the individual impaired loan balance that exceeds the fair value is accrued in the allowance for loan losses.

The allowance percentage for non-impaired loans was 1.30%, 1.36% 1.21% as of December 31, 2013, 2012 and 2011 respectively. The allowance for non-impaired loans is determined by applying historical charge-off percentages, as well as additional accruals for internal and external credit risk factors to groups of non-impaired loans. The ratio decreased from 2012 due to decreases in historical charge-off percentages, declines in past due loans and nonaccruals. The ratio increased from 2011 to 2012 because of increased historical charge-off percentages and higher risk indications from other factors.

Securities

The fair value of securities available for sale was $183,668, a decrease of $6,147 or 3.24% from December 31, 2012. The amortized cost of securities held to maturity was $163,983 at December 31, 2013 and $160,539 at December 31, 2012, an increase of $3,444 or 2.15%. Both categories of securities increased in 2012, as liquidity from deposit growth outpaced loan opportunities.

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

Maturities and Associated Yields

The following table presents the maturities for securities available for sale and held to maturity at their carrying values as of December 31, 2013 and weighted average yield for each range of maturities.

$ in thousands, except percent data	Maturities and Yields December 31, 2013
	< 1 Year		1-5 Years		5-10 Years		> 10 Years		None		Total
Available for Sale:
U.S. Government agencies		$1,012	$	---		$18,351		$128,490	$	---		$147,853
		4.44%		---		2.37%		3.18%		---		3.09%
Mortgage-backed securities		$31		$727		$618		$1,464	$	---		$2,840
		4.38%		5.16%		5.14%		5.33%		---		5.23%
States and political subdivision – nontaxable (1)		$1,935		$8,494		$4,738		$8,290	$	---		$23,457
		5.57%		5.86%		5.70%		6.01%		---		5.81%
Corporate		$843		$1,041	$	---		$5,511	$	---		$7,395
		4.65%		5.10%		---		4.12%		---		4.32%
Other securities	$	---	$	---	$	---	$	---		$2,123		$2,123
		---		---		---		---		5.58%		5.58%
Total		$3,821		$10,262		$23,707		$143,755		$2,123		$183,668
		5.06%		5.63%		3.11%		3.40%		5.58%		3.55%

Restricted stock:
Restricted stock	$	---	$	---	$	---	$	---		$1,414		$1,414
		---		---		---		---		4.06%		4.06%

Held to Maturity:
U.S. Government agencies	$	---	$	---		$3,040		$10,932	$	---		$13,973
		---		---		4.17%		3.21%		---		3.42%
Mortgage-backed securities	$	---	$	---	$	---		$520	$	---		$520
		---		---		---		5.60%		---		5.60%
States and political subdivision – nontaxable(1)		$5,065		$3,130		$14,277		$127,019	$	---		$149,490
		6.43%		5.71%		5.37%		5.47%		---		5.50%
Corporate	$	---	$	---	$	---	$	---	$	---	$	---
		---		---		---		---		---		---
Total		$5,065		$3,130		$17,317		$138,471	$	---		$163,983
		6.43%		5.71%		5.16%		5.29%		---		5.32%

(1) Rates shown represent weighted average yield on a fully taxable basis.

The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2013 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Federal Financial Institution Examination Council’s (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume that have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders’ equity.

Deposits

Total deposits increased by $13,270, or 1.40%, from $946,766 at December 31, 2012 to $960,036 at December 31, 2013. Total deposits grew $27,433, or 2.98%, from $919,333 at December 31, 2011 to December 31, 2012. A portion of the increase in both 2013 and 2012 is attributable to a higher level of municipal deposits. The increases in total deposits for 2013 and 2012 were internally generated and not the result of acquisitions.

A.    Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

	Year Ended December 31,
	2013		2012		2011
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$141,445	---	$141,269	---	$135,880	---
Interest-bearing demand deposits	459,340	0.82%	420,947	0.99%	378,971	1.08%
Savings deposits	72,783	0.05%	64,973	0.06%	58,273	0.08%
Time deposits	259,914	0.84%	298,797	1.23%	314,920	1.60%
Average total deposits	$933,482	0.75%	$925,986	1.01%	$888,044	1.22%

B.    Time Deposits of $100 or More

The following table sets forth time certificates of deposit and other time deposits of $100 or more:

	December 31, 2013
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits of $100 or more	$16,401	$13,134	$29,028	$36,902	$95,465

Derivatives and Market Risk Exposures

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 14, of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA’s and FNMA’s, with a fair value of approximately $3,413. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.

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

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank advances. At December 31, 2013, the bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. At December 31, 2013, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At December 31, 2013, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At December 31, 2013, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At December 31, 2013, the loan to deposit ratio was 62.05%, slightly below policy levels. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on lease arrangements, contractual commitments with depositors, and service contracts. The table below presents our significant contractual obligations as of December 31, 2013, except for pension and other postretirement benefit plans, which are included in Note 8, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-K.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Time deposits	$241,709	$137,018	$61,423	$43,127	$141
Purchase obligations (1)	3,189	1,233	1,296	660	---
Operating leases	452	220	153	76	3
Total	$245,350	$138,471	$62,872	$43,863	$144

(1)	Includes contracts with a minimum annual payment of $100

As of December 31, 2013, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2013, the Company has no material commitments or long-term debt for capital expenditures

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

Total stockholders’ equity at December 31, 2013 was $145,892, a decrease of $4,217, or 2.81%, from the $150,109 at December 31, 2012. The largest component of 2013 stockholders’ equity was retained earnings of $154,171, which included net income of $17,790, offset by dividends of $7,781. There were no stock options exercised in 2013.

Total stockholders’ equity grew by $8,810 or 6.24%, from $141,299 on December 31, 2011 to $150,109 on December 31, 2012. Earnings, net of the change in unrealized gains and losses for securities available for sale and dividends paid, accounted for most of the increase in 2012.

The Tier I and Tier II risk-based capital ratios at December 31, 2013 were 22.4% and 23.6%, respectively. Capital ratios are significantly above the regulatory minimum requirements of 4% for Tier I and 8% for Tier II. The Tier I and Tier II risk-based capital ratios at December 31, 2012 were 21.20% and 22.4%, respectively.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements at December 31, 2013 are detailed in the table below.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years		4-5 Years		More Than 5 Years
Commitments to extend credit	$133,573	$133,573	$	---	$	---	$	---
Standby letters of credit	15,215	15,215		---		---		---
Mortgage loans with potential recourse	18,257	18,257		---		---		---
Operating leases	452	220		153		76		3
Total	$167,497	$167,265		$153		$76		$3

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.

Standby letters of credit are also issued to the bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $44 in 2013.

While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit on which it can draw funds. A sale of loans or investments would also be an option.

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed. The Company estimates a potential loss reserve for recourse provisions. The amount is not material as of December 31, 2013. To date, no recourse provisions have been invoked.

Operating leases are for buildings used in the Company’s day-to-day operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk is set forth above in the “Interest Rate Sensitivity” and “Derivatives and Market Risk Exposure” sections of the Management’s Discussion and Analysis.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

	December 31,
$ in thousands, except share and per share data	2013	2012
Assets
Cash and due from banks	$13,283	$14,783
Interest-bearing deposits	97,376	96,597
Securities available for sale, at fair value	183,668	189,815
Securities held to maturity (fair value approximates $159,337 at December 31, 2013 and $170,846 at December 31, 2012)	163,983	160,539
Restricted stock	1,414	1,689
Mortgage loans held for sale	1,276	2,796
Loans:
Real estate construction loans	45,925	50,313
Consumer real estate loans	145,499	143,262
Commercial real estate loans	311,266	304,308
Commercial non real estate loans	31,262	37,349
Public sector and IDA loans	34,220	26,169
Consumer non real estate loans	28,423	31,714
Total loans	596,595	593,115
Less unearned income and deferred fees	(905)	(953)
Loans, net of unearned income and deferred fees	595,690	592,162
Less allowance for loan losses	(8,227)	(8,349)
Loans, net	587,463	583,813
Premises and equipment, net	9,951	10,401
Accrued interest receivable	5,949	6,247
Other real estate owned, net	4,712	1,435
Intangible assets and goodwill	8,299	9,377
Bank-owned life insurance (BOLI)	21,181	20,523
Other assets	12,075	6,346
Total assets	$1,110,630	$1,104,361
Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$142,645	$144,252
Interest-bearing demand deposits	501,541	455,713
Savings deposits	74,141	69,063
Time deposits	241,709	277,738
Total deposits	960,036	946,766
Accrued interest payable	92	139
Other liabilities	4,610	7,347
Total liabilities	964,738	954,252
Commitments and contingencies	---	---
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding, 6,947,974 shares in 2013 and 2012	8,685	8,685
Retained earnings	154,171	144,162
Accumulated other comprehensive loss, net	(16,964)	(2,738)
Total stockholders’ equity	145,892	150,109
Total liabilities and stockholders’ equity	$1,110,630	$1,104,361

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
$ in thousands, except share and per share data	2013	2012	2011
Interest Income
Interest and fees on loans	$32,819	$35,354	$36,514
Interest on interest-bearing deposits	213	240	155
Interest on securities – taxable	6,707	6,613	6,745
Interest on securities – nontaxable	6,388	6,463	6,532
Total interest income	46,127	48,670	49,946

Interest Expense
Interest on time deposits of $100 or more	865	1,491	2,019
Interest on other deposits	5,090	6,396	7,165
Total interest expense	5,955	7,887	9,184
Net interest income	40,172	40,783	40,762
Provision for loan losses	1,531	3,134	2,949
Net interest income after provision for loan losses	38,641	37,649	37,813

Noninterest Income
Service charges on deposit accounts	2,563	2,594	2,617
Other service charges and fees	225	243	287
Credit card fees	3,330	3,278	3,197
Trust income	1,150	1,313	1,087
BOLI income	739	814	762
Other income	770	472	449
Realized securities gains, net	59	104	90
Total noninterest income	8,836	8,818	8,489

Noninterest Expense
Salaries and employee benefits	11,978	12,005	11,357
Occupancy, furniture and fixtures	1,616	1,589	1,599
Data processing and ATM	1,700	1,593	1,701
FDIC assessment	554	475	677
Credit card processing	2,546	2,442	2,485
Intangible assets amortization	1,078	1,083	1,083
Net costs of other real estate owned	296	208	518
Franchise taxes	1,083	901	780
Other operating expenses	3,519	3,179	3,217
Total noninterest expense	24,370	23,475	23,417
Income before income taxes	23,107	22,992	22,885
Income tax expense	5,317	5,245	5,247
Net income	$17,790	$17,747	$17,638

Basic net income per common share	$2.56	$2.56	$2.54
Fully diluted net income per common share	$2.55	$2.55	$2.54

The accompanying notes are an integral part of these consolidated financial statements.

 Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in thousands, except share and per share data	2013	2012	2011
Net Income	$17,790	$17,747	$17,638

Other Comprehensive Income, Net of Tax
Unrealized holding gains (losses) on available for sale securities net of taxes of ($8,628) in 2013, ($292) in 2012 and $1,496 in 2011	(16,023)	(541)	2,776
Reclassification adjustment for gains included in net income, net of taxes of ($18) in 2013, ($31) in 2012 and ($19) in 2011	(35)	(58)	(34)
Net pension gain (losses) arising during the period, net of taxes of $1,022 in 2013, ($405) in 2012, and ($731) in 2011	1,898	(752)	(1,356)
Less amortization of prior service cost included in net periodic pension cost, net of taxes of ($35) in 2013, ($35) in 2012, and ($35) in 2011	(66)	(66)	(66)
Other comprehensive income loss, net of taxes of ($7,659) in 2013, ($762) in 2012 and $710 in 2011	(14,226)	(1,417)	1,320
Total Comprehensive Income	$3,564	$16,330	$18,958

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except share and per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2010	$8,667	$123,161	$(2,641)	$129,187
Net income	---	17,638	---	17,638
Other comprehensive income, net of tax of $710	---	---	1,320	1,320
Cash dividend ($1.00 per share)	---	(6,938)	---	(6,938)
Exercise of stock options	8	84	---	92
Balance at December 31, 2011	$8,675	$133,945	$(1,321)	$141,299
Net income	---	17,747	---	17,747
Other comprehensive loss, net of tax of ($762)	---	---	(1,417)	(1,417)
Cash dividend ($1.10 per share)	---	(7,639)	---	(7,639)
Exercise of stock options	10	109	---	119
Balance at December 31, 2012	$8,685	$144,162	$(2,738)	$150,109
Net income	---	17,790	---	17,790
Other comprehensive loss, net of tax of ($7,659)	---	---	(14,226)	(14,226)
Cash dividend ($1.12 per share)	---	(7,781)	---	(7,781)
Balance at December 31, 2013	$8,685	$154,171	$(16,964)	$145,892

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
$ in thousands, except share and per share data	2013	2012	2011
Cash Flows from Operating Activities
Net income	$17,790	$17,747	$17,638
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,531	3,134	2,949
Deferred income tax expense	64	204	582
Depreciation of premises and equipment	726	764	799
Amortization of intangibles	1,078	1,083	1,083
Amortization of premiums and accretion of discounts, net	171	224	217
(Gains) losses on disposal of fixed assets	(11)	(3)	1
Gains on calls of securities available for sale, net	(53)	(89)	(53)
Gains on calls of securities held to maturity, net	(6)	(15)	(37)
(Gains) losses and writedowns on other real estate owned	99	(14)	334
Income on investment in BOLI	(658)	---	---
Originations of mortgage loans held for sale	(16,737)	(22,747)	(13,582)
Sales of mortgage loans held for sale	18,257	22,574	13,419
Net change in:
Accrued interest receivable	298	57	(288)
Other assets	1,865	35	580
Accrued interest payable	(47)	(67)	(51)
Other liabilities	83	(175)	(4,135)
Net cash provided by operating activities	24,450	22,712	19,456

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(779)	1,758	(28,955)
Proceeds from repayments of mortgage-backed securities	1,745	3,160	3,823
Proceeds from calls and maturities of securities available for sale	63,884	151,051	74,934
Proceeds from calls and maturities of securities held to maturity	9,738	30,942	22,123
Purchases of securities available for sale	(83,996)	(171,577)	(64,567)
Purchases of securities held to maturity	(13,484)	(47,803)	(35,411)
Net change in restricted stock	275	(24)	27
Purchases of loan participations	(900)	(2,082)	---
Collections of loan participations	152	1,988	934
Loan originations and principal collections, net	(8,830)	(8,182)	(17,081)
Purchase of bank-owned life insurance	---	---	(1,900)
Proceeds from disposal of other real estate owned	854	1,699	1,391
Recoveries on loans charged off	167	100	84
Additions to premises and equipment	(276)	(769)	(725)
Proceeds from sale of premises and equipment	11	---	2
Net cash used in investing activities	(31,439)	(39,739)	(45,321)
			(continued)

Cash Flows from Financing Activities
Net change in time deposits	(36,029)	(33,333)	(21,132)
Net change in other deposits	49,299	60,766	55,882
Cash dividends paid	(7,781)	(7,639)	(6,938)
Stock options exercised	---	119	92
Net cash provided by financing activities	5,489	19,913	27,904

Net change in cash and due from banks	(1,500)	2,886	2,039
Cash and due from banks at beginning of year	14,783	11,897	9,858
Cash and due from banks at end of year	$13,283	$14,783	$11,897

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$6,002	$7,954	$9,235
Income taxes paid	5,145	4,930	4,779

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for loan losses	$1,820	$2,953	$2,628
Loans transferred to other real estate owned	4,230	1,631	1,491
Unrealized gains (losses) on securities available for sale	(24,704)	(922)	4,219
Minimum pension liability adjustment	2,819	(1,258)	(2,188)

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

The Company’s loans are grouped into six segments: real estate construction, consumer real estate, commercial real estate, commercial non real estate, public sector and IDA, and consumer non real estate. Each segment is subject to certain risks that influence the establishment of pricing, loan structures, approval requirements, reserves, and ongoing credit management.

Real estate construction loans are subject to general risks from changing commercial building and housing market trends and economic conditions that may impact demand for completed properties and the costs of completion. Completed properties that do not sell or become leased within originally expected timeframes may impact the borrower’s ability to service the debt. These risks are measured by market-area unemployment rates, bankruptcy rates, housing and commercial building market trends, and interest rates. Risks specific to the borrower are also evaluated, including previous repayment history, debt service ability, and current and projected loan-to value ratios for the collateral.

The credit quality of consumer real estate is subject to risks associated with the borrower’s repayment ability and collateral value, measured generally by analyzing local unemployment and bankruptcy trends, and local housing market trends and interest rates. Risks specific to a borrower are determined by previous repayment history, loan-to-value ratios and debt-to-income ratios.

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

Commercial non real estate loans are secured by collateral other than real estate, or are unsecured. Credit risk for commercial non real estate loans is subject to economic conditions, generally monitored by local business bankruptcy trends, interest rates, and borrower repayment ability and collateral value (if secured).

Public sector and IDA loans are extended to municipalities and related entities. Credit risk is based upon the entity’s ability to repay through either a direct obligation or assignment of specific revenues from an enterprise or other economic activity, and interest rate trends.

Consumer non real estate includes credit cards, automobile and other consumer loans. Credit cards and certain other consumer loans are unsecured, while collateral is obtained for automobile loans and other consumer loans. Credit risk stems primarily from the borrower’s ability to repay. If the loan is secured, the company analyzes loan-to value ratios. All consumer non real estate loans are analyzed for debt-to-income ratios and previous credit history, as well as for general risks for the portfolio, including local unemployment, personal bankruptcy rates and interest rates.

Risks from delinquency trends and characteristics such as second-lien position and interest-only status, as well as historical charge-off rates, are analyzed for all segments.

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

The Company considers multiple factors when determining whether to discontinue accrual of interest on individual loans. Generally loans are placed in nonaccrual status when collection of interest and/or full principal is considered doubtful. Interest accrual is discontinued at the time a commercial real estate loan or commercial non-real estate loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans within all loan classes that are not restructured but that are impaired and have an associated impairment loss are placed on nonaccrual unless the borrower is paying as agreed. Modified loans within all classes that allow the borrower to discontinue payments of principal or interest for more than 90 days are placed on nonaccrual unless the modification provides reasonable assurance of repayment performance and collateral value supports regular underwriting requirements. Restructured loans within all classes for which impairment measurement does not indicate a loss, and that maintain current status for at least six months may be returned to accrual status.

All interest accrued but not collected for loans of all classes that are placed on nonaccrual or for loans charged off is reversed against interest income. Any interest payments received on nonaccrual loans of all classes are credited to the principal balance of the loan. Loans of all classes that have been designated nonaccrual are returned to accrual status when all the principal and interest amounts contractually due are current; future payments are reasonably assured; and for loans that financed the sale of OREO property, loan-to-value thresholds are met. The Company reviews nonaccrual loans on an individual loan basis to determine whether future payments are reasonably assured. In order for this criteria to be satisfied, the Company’s evaluation must determine that the underlying cause of the original delinquency or weakness that indicated nonaccrual status has been resolved, such as receipt of new guarantees, increased cash flows that cover the debt service or other resolution.

A loan is considered past due when a payment of principal and/or interest is due but not paid. Credit card payments not received within 30 days after the statement date, real estate loan payments not received within the payment cycle; and all other non-real estate secured loans for which payment is not made within 30 days of the payment due date are considered 30 days past due. Management closely monitors past due loans in timeframes of 30-89 days past due and 90 or more days past due.

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

Specific allowances are established for individually-evaluated impaired loans based on the excess of the loan balance relative to the fair value of the loan. Impaired loans are designated as such when current information indicates that it is probable that the Company will be unable to collect principal or interest according to the contractual terms of the loan agreement. Loan relationships exceeding $250,000 in nonaccrual status or that are significantly past due, or for which a credit review identified weaknesses that indicate principal and interest will not be collected according to the loan terms, as well as all loans modified in a troubled debt restructuring, are designated impaired. This policy is applicable to all loan classes.

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

The Company’s charge-off policy meets or is more stringent than the minimum standards required by regulators. When available information confirms that a specific loan or a portion thereof, within any loan class, is uncollectible the amount is charged off against the allowance for loan losses. Additionally, losses on consumer real estate and consumer non-real estate loans are typically charged off no later than when the loans are 120-180 days past due, and losses on loans secured by residential real estate or by commercial real estate are charged off by the time the loans reach 180 days past due, in compliance with regulatory guidelines. Accordingly, secured loans may be charged down to the estimated value of the collateral, with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects.

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

Intangible Assets and Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis during the fourth quarter of each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. No indicators of impairment were identified during the years ended December 31, 2013, 2012 and 2011.

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

	2013	2012	2011
Average number of common shares outstanding	6,947,974	6,942,411	6,936,869
Effect of dilutive options	20,419	17,456	13,994
Average number of common shares outstanding used to calculate diluted earnings per common share	6,968,393	6,959,867	6,950,863

The computation of diluted net income per common share excludes shares for stock options that would be anti-dilutive. There were no anti-dilutive shares in 2013 or 2012, and in 2011 there were 5,750 anti-dilutive shares excluded from the computation.

Advertising

The Company practices the policy of charging advertising costs to expenses as incurred. In 2013, the Company charged $194 to expenses, and in 2012, $169 and in 2011, $184 was expensed.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets, other-than-temporary impairments of securities, and pension obligations.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging”, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or are subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

Note 2: Restriction on Cash

The Company’s subsidiary bank is a member of the Federal Reserve System. In 2011, Federal Reserve policy required members to maintain certain average reserve balances. For the final weekly reporting period in the year ended December 31, 2011, the Bank’s daily average required balance was $350. Federal Reserve policy changed in 2012 and the subsidiary bank is no longer required to hold an average balance in order to purchase services from the Federal Reserve.

Note 3: Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2013
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	169,818	199	22,163	147,854
States and political subdivisions	22,830	746	120	23,456
Mortgage-backed securities	2,627	213	---	2,840
Corporate debt securities	7,804	97	506	7,395
Other securities	2,145	---	22	2,123
Total securities available for sale	$205,224	$1,255	$22,811	$183,668

	December 31, 2012
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Treasury	$2,005	$68	$	---	$2,073
U.S. Government agencies and corporations	128,805	1,381		622	129,564
States and political subdivisions	35,029	1,753		3	36,779
Mortgage-backed securities	4,202	367		---	4,569
Corporate debt securities	14,207	368		---	14,575
Other securities	2,419	9		173	2,255
Total securities available for sale	$186,667	$3,946		$798	$189,815

The amortized cost and fair value of single maturity securities available for sale at December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2013.

	December 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$3,744	$3,821
Due after one year through five years	9,910	10,262
Due after five years through ten years	25,070	23,707
Due after ten years	164,355	143,755
No maturity	2,145	2,123
	$205,224	$183,668

The Company holds restricted stock with the Federal Home Loan Bank and the Federal Reserve. Required ownership amounts are determined by the correspondent banks and the Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded. The Company held restricted stock of $1,414 as of December 31, 2013 and $1,689 as of December 31, 2012.

The amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows:

	December 31, 2013
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$13,973	$280	$1,448	$12,805
States and political subdivisions	149,490	2,971	6,502	145,959
Mortgage-backed securities	520	53	---	573
Total securities held to maturity	$163,983	$3,304	$7,950	$159,337

	December 31, 2012
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Government agencies and corporations	$7,988	$563	$	---	$8,551
States and political subdivisions	151,209	9,880		216	160,873
Mortgage-backed securities	691	73		---	764
Corporate debt securities	651	7		---	658
Total securities held to maturity	$160,539	$10,523		$216	$170,846

The amortized cost and fair value of single maturity securities held to maturity at December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2013.

	December 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$5,065	$5,136
Due after one year through five years	3,130	3,176
Due after five years through ten years	17,317	18,151
Due after ten years	138,471	132,874
	$163,983	$159,337

Information pertaining to securities with gross unrealized losses at December 31, 2013 and 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2013
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and corporations	$138,324	$20,400	$15,796	$3,211
State and political subdivisions	58,013	6,131	2,697	491
Corporate debt securities	5,511	506	---	---
Other securities	167	22	---	---
Total temporarily impaired securities	$202,015	$27,059	$18,493	$3,702

	December 31, 2012
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
U. S. Government agencies and corporations	$44,351	$622	$	---	$	---
State and political subdivisions	9,358	216		482		3
Other securities	---	---		133		173
Total temporarily impaired securities	$53,709	$838		$615		$176

At December 31, 2013, the Company had 286 securities with a fair value of $220,508 which had total unrealized losses of $30,761. The Company has made the determination that these securities are temporarily impaired at December 31, 2013 for the following reasons:

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

State and political subdivisions. This category’s unrealized losses are primarily the result of interest rate fluctuations and also a certain few ratings downgrades brought about by the impact of the economic downturn on states and political subdivisions. The securities remain investment grade and the Company’s analysis did not indicate the existence of a credit loss. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Corporate debt securities. The Company’s unrealized losses in corporate debt securities are related to both interest rate fluctuations and ratings downgrades for a limited number of securities. The securities remain investment grade and the Company’s analysis did not indicate the existence of a credit loss. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other. The Company holds an investment in an LLC and a small amount of community bank stock. The value of these investments has been negatively affected by market conditions. Because the Company does not intend to sell these investments before recovery of their amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

At December 31, 2012, the Company had 59 securities with a fair value of $54,324 which were temporarily impaired. The total unrealized loss on these securities, which was attributed to interest rate fluctuations, was $1,014. Because the Company had the ability and intent to hold the securities until maturity or until the cost was recovered, the losses associated with the securities were not considered other than temporary at December 31, 2012.

At December 31, 2013 and 2012, securities with a carrying value of $139,873 and $147,114, respectively, were pledged to secure trust deposits and for other purposes as required or permitted by law.

As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans totaling approximately $434,722, and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis in the FHLB stock.

Note 4: Related Party Transactions

In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to executive officers and directors of Bankshares and its subsidiaries amounting to $2,913 at December 31, 2013 and $2,283 at December 31, 2012. During the year ended December 31, 2013, total principal additions were $1,981 and principal payments were $1,351.

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

Portfolio Segments and Classes

Beginning January 1, 2013, the Company segregated certain loans that were included within the classes of the Residential Real Estate segment, including Equity lines, Residential closed-end first liens and Residential closed-end junior liens. The loans segregated in 2013 are secured by residential real estate collateral that is owned by investors and for which the primary repayment source is rental income. The new class in the Residential Real Estate segment allows the Company to address credit risks characteristic of investor-owned residential real estate. Segregating the investor-owned residential real estate did not have a significant impact on the calculation of the allowance for loan losses. Consistent with accounting guidance, prior periods have not been restated and are shown as originally published using the segments and classes in effect for the period.

The segments and classes used in determining the allowance for loan losses, beginning in 2013 are as follows.

Real Estate Construction

           Construction, residential

           Construction, other

Consumer Real Estate

           Equity lines

           Residential closed-end first liens

           Residential closed-end junior liens

           Investor-owned residential real estate

Commercial Real Estate

           Multifamily real estate

           Commercial real estate, owner-occupied

           Commercial real estate, other

Commercial Non Real Estate Commercial and Industrial Public Sector and IDA Public sector and IDA Consumer Non Real Estate Credit cards Automobile Other consumer loans

During the first quarter of 2012, the Company revised its basis for determining segments and classes for the allowance for loan losses. In previous periods, the loan portfolio was segmented primarily by repayment source, whereas beginning with the first quarter of 2012 disaggregation is based primarily upon collateral type for secured loans and borrower type or repayment terms for unsecured loans. This aligns the allowance categories with those used for financial statements and other notes, providing greater uniformity and comparability. Consistent with accounting guidance, prior periods have not been restated and are shown as originally published using the segments and classes in effect for the period. These changes did not have a significant effect on the calculation of the balance in the allowance for loan losses.

The segments and classes used in determining the allowance for loan losses for 2012 are as follows.

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

The revised calculation and application of historical loss rates impacted the calculation of reserves for collectively-evaluated loans. Under the former methodology, the class historical loss rates were applied to all collectively-evaluated loans and would have resulted in a total allocation of $2,173. Under the revised methodology, class historical loss rates are applied to only non-classified loans, resulting in an allocation of $2,158. In addition, the classified historical loss rate resulted in an allocation of $637, for a total allocation based on historical loss rates of $2,795. Consistent with accounting guidance, prior periods have not been restated and are shown as originally published using the methodology in effect for the period.

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

The analysis of certain factors results in standard allocations to all segments and classes. These factors include loan officers’ average years of experience, the risk from changes in lending policies, and the risk from changes in loan review. Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include levels of past due loans, nonaccrual loans, current class balance as a percentage of total loans, and the percentage of high risk loans within the class. Additionally, factors specific to each segment are analyzed and result in allocations to the segment. Please refer to Note 1: Summary of Significant Accounting Policies for a discussion of risk factors pertinent to each class.

Factor allocations applied to each class are increased for loans rated special mention and increased to a greater extent for loans rated classified. The Company allocates additional reserves for “high risk” loans, determined to be junior lien mortgages, high loan-to-value loans and interest-only loans.

An analysis of the allowance for loan losses follows:

	Years ended December 31,
	2013	2012	2011
Balance at beginning of year	$8,349	$8,068	$7,664
Loans charged off	(1,820)	(2,953)	(2,628)
Recoveries of loans previously charged off	167	100	83
Provision for loan losses	1,531	3,134	2,949
Balance at end of year	$8,227	$8,349	$8,068

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows:

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2013
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total

Balance, December 31, 2012	$1,070	$2,263	$3,442	$959	$142	$424	$49	$8,349
Charge-offs	(184)	(256)	(64)	(968)	---	(348)	---	(1,820)
Recoveries	44	1	25	18	---	79	---	167
Provision for loan losses	(67)	(311)	282	980	(10)	421	236	1,531
Balance, December 31, 2013	$863	$1,697	$3,685	$989	$132	$576	$285	$8,227

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total

Balance, December 31, 2011	$1,079	$1,245	$3,515	$1,473	$232	$403	$121	$8,068
Charge-offs	(640)	(370)	(1,589)	(109)	---	(245)	---	(2,953)
Recoveries	13	8	---	2	---	77	---	100
Provision for loan losses	618	1,380	1,516	(407)	(90)	189	(72)	3,134
Balance, December 31, 2012	$1,070	$2,263	$3,442	$959	$142	$424	$49	$8,349

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2011(1)
	Consumer Real Estate	Consumer Non-Real Estate	Commercial Real Estate	Commercial & Industrial	Construction, Development & Land	Unallocated	Total
Balance, December 31, 2010	$1,059	$586	$4,033	$1,108	$749	$129	$7,664
Charge-offs	(461)	(266)	(457)	(655)	(789)	---	(2,628)
Recoveries	14	68	---	1	---	---	83
Provision for loan losses	440	13	935	581	988	(8)	2,949
Balance, December 31, 2011	$1,052	$401	$4,511	$1,035	$948	$121	$8,068

(1)	Segments reported for December 31, 2011 are presented using the segmentation method in effect for 2011. The Company began reporting under revised segments in 2012.

	Allowance for Loan Losses by Segment and Evaluation Method as of December 31, 2013
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$10	$610	$4	$	---	$	---	$	---	$624
Collectively evaluated for impairment		863	1,687	3,075	985		132		576		285	7,603
Total		$863	$1,697	$3,685	$989		$132		$576		$285	$8,227

	Loans by Segment and Evaluation Method as of December 31, 2013
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$780	$12,079	$102	$	---	$24	$	---	$12,985
Collectively evaluated for impairment		45,925	144,719	299,187	31,160		34,220	28,399		---	583,610
Total		$45,925	$145,499	$311,266	$31,262		$34,220	$28,423	$	---	$596,595

	Allowance for Loan Losses by Segment and Evaluation Method as of December 31, 2012
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$43	$273	$231	$	---	$7	$	---	$554
Collectively evaluated for impairment		1,070	2,220	3,169	728		142	417		49	7,795
Total		$1,070	$2,263	$3,442	$959		$142	$424		$49	$8,349

	Loans by Segment and Evaluation Method as of December 31, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$6,643	$864	$10,329	$574	$	---	$46	$	---	$18,456
Collectively evaluated for impairment	43,670	142,398	293,979	36,775		26,169	31,668		---	574,659
Total	$50,313	$143,262	$304,308	$37,349		$26,169	$31,714	$	---	$593,115

A summary of ratios for the allowance for loan losses follows:

	December 31,
	2013	2012
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.38%	1.41%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees	0.28%	0.49%

A summary of nonperforming assets follows:

	December 31,
	2013	2012
Nonperforming assets:
Nonaccrual loans	$5,732	$10,870
Restructured loans in nonaccrual	852	2,151
Total nonperforming loans	6,584	13,021
Other real estate owned, net	4,712	1,435
Total nonperforming assets	$11,296	$14,456
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.88%	2.44%
Ratio of allowance for loan losses to nonperforming loans(1)	124.95%	64.12%

(1)	The Company defines nonperforming loans as total nonaccrual and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows:

	December 31,
	2013		2012
Loans past due 90 days or more and still accruing		$190		$170
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.03%		0.03%
Accruing restructured loans		$6,191		$2,005
Impaired loans:
Impaired loans with no valuation allowance		$10,372		$16,974
Impaired loans with a valuation allowance		2,613		1,482
Total impaired loans		12,985		18,456
Valuation allowance		(624)		(554)
Impaired loans, net of allowance		$12,361		$17,902
Average recorded investment in impaired loans(1)		$16,654		$13,540
Income recognized on impaired loans, after designation as impaired		$267		$9
Amount of income recognized on a cash basis	$	---	$	---

(1)	Recorded investment includes principal, accrued interest, and deferred fees and costs.

No interest income was recognized on nonaccrual loans for the years ended December 31, 2013, 2012 or 2011. Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, by loan class follows:

	Impaired Loans as of December 31, 2013
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	440	442	232	210	3
Residential closed-end junior liens	259	261	---	261	7
Investor-owned residential real estate	81	82	82	---	---

Commercial Real Estate(2)
Multifamily real estate	3,278	3,274	3,274	---	---
Commercial real estate, owner occupied	5,643	5,645	3,864	1,781	610
Commercial real estate, other	3,158	3,158	3,158	---	---

Commercial Non Real Estate(2)
Commercial and Industrial	102	103	1	102	4

Consumer Non Real Estate(2)
Automobile	24	24	24	---	---
Total	$12,985	$12,989	$10,635	$2,354	$624

	Impaired Loans as of December 31, 2012
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction, residential	$123	$118	$118	$	---	$	---
Construction, other	6,520	6,487	6,487		---		---

Consumer Real Estate(2)
Residential closed-end first liens	783	785	634		151		43
Residential closed-end junior liens	81	81	81		---		---

Commercial Real Estate(2)
Multifamily real estate	5,284	5,288	5,288		---		---
Commercial real estate, owner occupied	5,045	5,043	4,293		750		273

Commercial Non Real Estate(2)
Commercial and Industrial	574	574	39		535		231

Consumer Non Real Estate(2)
Automobile	46	46	---		46		7
Total	$18,456	$18,422	$16,940		$1,482		$554

(1)	Recorded investment includes principal, accrued interest, and deferred fees and costs.
(2)	Only classes with impaired loans are shown

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2013
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction
Construction, residential	$40	$	---
Construction, other	2,885		---

Consumer Real Estate
Residential closed-end first liens	364		3
Residential closed-end junior liens	280		9
Investor-owned residential real estate	131		6

Commercial Real Estate
Multifamily real estate	4,172		---
Commercial real estate, owner occupied	5,265		136
Commercial real estate, other	3,369		110

Commercial Non Real Estate
Commercial and Industrial	117		3

Consumer Non Real Estate
Automobile	31		---
Total	$16,654		$267

(1)	Recorded investment includes principal, accrued interest, and deferred fees and costs.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2012
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction
Construction, residential	$1,171	$	---
Construction, other	4,290		1

Consumer Real Estate
Equity lines	101		---
Residential closed-end first liens	873		2
Residential closed-end junior liens	234		---

Commercial Real Estate
Multifamily real estate	1,466		5
Commercial real estate, owner occupied	4,806		1

Commercial Non Real Estate
Commercial and Industrial	570		---

Consumer Non Real Estate
Automobile	4		---
Other consumer	25		---
Total	$13,540		$9

(1)	Recorded investment includes principal, accrued interest, and deferred fees and costs.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2011(3)
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Closed-end Consumer Real Estate	$450	$3

Commercial Real Estate(2)
College Housing	281	7
Office and Retail	292	---
Hotels	3,445	41
Medical Professionals	67	5
General Contractors	112	4
Other Commercial Real Estate	1,139	24

Commercial & Industrial(2)
Commercial & Industrial	553	---

Construction, Development and Land(2)
Residential	2,143	49
Commercial	252	8
Total	$8,734	$141

(1)	Recorded investment includes principal, accrued interest, and deferred fees and costs.
(2)	Only classes with impaired loans are shown.
(3)	Segments reported for December 31, 2011 are presented using the segmentation method in effect for 2011. The Company began reporting under revised segments in 2012.

An analysis of past due and nonaccrual loans follows:

           December 31, 2013

	30 – 89 Days Past Due	90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$45	$	---	$	---	$	---
Construction, other	45		---		---		---

Consumer Real Estate
Equity lines	---		---		---		---
Residential closed-end first liens	903		252		128		308
Residential closed-end junior liens	10		---		---		---
Investor-owned residential real estate	422		91		---		91

Commercial Real Estate
Multifamily real estate	430		3,278		---		3,278
Commercial real estate, owner occupied	604		2,519		---		2,756
Commercial real estate, other	32		---		---		---

Commercial Non Real Estate
Commercial and Industrial	196		43		---		128

Public Sector and IDA
Public sector and IDA	---		---		---		---

Consumer Non Real Estate
Credit cards	3		13		13		---
Automobile	217		26		2		23
Other consumer loans	49		46		47		---
Total	$2,956		$6,268		$190		$6,584

           December 31, 2012

	30 – 89 Days Past Due		90 or More Days Past Due	90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$123	$	---	$123
Construction, other		31	89		---	3,109

Consumer Real Estate
Equity lines		22	30		30	98
Residential closed-end first liens		1,507	605		126	801
Residential closed-end junior liens		121	39		---	120

Commercial Real Estate
Multifamily real estate		671	261		---	4,624
Commercial real estate, owner occupied		1,113	---		---	3,536
Commercial real estate, other		40	2,089		---	---

Commercial Non Real Estate
Commercial and Industrial		291	505		---	561

Public Sector and IDA
Public sector and IDA		---	---		---	---

Consumer Non Real Estate
Credit cards		20	4		4	---
Automobile		142	10		10	49
Other consumer loans		132	---		---	---
Total		$4,090	$3,755		$170	$13,021

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

Determination of risk grades was completed for the portfolio as of December 31, 2013, 2012 and 2011.

The following displays non-impaired gross loans by credit quality indicator:

           December 31, 2013

	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$17,702	$163	$45
Construction, other	27,971	29	15

Consumer Real Estate
Equity lines	16,146	16	---
Closed-end first liens	82,767	1,007	1,275
Closed-end junior liens	4,813	109	3
Investor-owned residential real estate	38,071	105	407

Commercial Real Estate
Multifamily residential real estate	67,573	---	958
Commercial real estate owner-occupied	134,137	2,206	701
Commercial real estate, other	89,340	1,209	3,063

Commercial Non Real Estate
Commercial and Industrial	29,987	878	295

Public Sector and IDA
States and political subdivisions	24,220	---	---

Consumer Non Real Estate
Credit cards	6,354	---	---
Automobile	11,428	253	34
Other consumer	10,253	17	60
Total	$570,762	$5,992	$6,856

            December 31, 2012

	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$14,344	$158	$	---
Construction, other	29,011	---		120

Consumer Real Estate
Equity lines	17,742	100		182
Closed-end first liens	113,893	652		2,413
Closed-end junior liens	6,713	119		138

Commercial Real Estate
Multifamily residential real estate	36,421	---		324
Commercial real estate owner-occupied	160,188	253		1,079
Commercial real estate, other	92,628	3,112		---

Commercial Non Real Estate
Commercial and Industrial	36,372	99		318

Public Sector and IDA
States and political subdivisions	26,170	---		---

Consumer Non Real Estate
Credit cards	6,690	---		---
Automobile	12,344	101		56
Other consumer	11,815	45		105
Total	$564,331	$4,639		$4,735

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings (“TDRs”). The following tables present restructurings by class that occurred during the years ended December 31, 2013 and 2012.

Note: Only classes with restructured loans are presented.

	Restructurings that occurred during the year ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
Consumer Real Estate
Closed-end first liens	2	$453	$525
Closed-end junior liens	1	262	267

Commercial Real Estate
Commercial real estate owner-occupied	1	154	239
Commercial real estate non owner-occupied	1	3,500	3,500

Commercial Non Real Estate
Commercial and Industrial	1	32	45
Total	6	$4,401	$4,576

(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

	Restructurings that occurred during the year ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
Consumer Real Estate
Closed-end first liens	5	$389	$348
Closed-end junior liens	1	147	93

Commercial Real Estate
Commercial real estate owner-occupied	3	890	895

Commercial Non Real Estate
Commercial and Industrial	1	400	400
Total	10	$1,826	$1,736

(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

The modifications that resulted in troubled debt restructurings between January 1, 2013 and December 31, 2013 provided payment relief to the borrowers without forgiveness of principal or accrued interest. The date of conversion from interest-only to amortizing payments for one commercial real estate loan was extended beyond the date specified by the contract, resulting in designation as a troubled debt restructuring. During the second quarter of 2013, the loan was converted to amortizing payments. The other commercial real estate loan was modified to extend the term, lower the interest rate and provide debt consolidation to allow the borrower increased debt service ability. Two modifications to consumer real estate loans capitalized accrued interest and reduced interest rates, while the other modification did not reduce the interest rate and shifted payments from interest-only to amortizing. One commercial non-real estate loan was modified to reduce the interest rate, capitalize interest and shift payments from interest-only to amortizing.

Loans restructured in 2012 received modifications that included partial charge-offs of $109 for two consumer real estate loans; providing payment relief primarily by extending maturity dates or changing amortization structures without reducing interest rates or amounts owed; and adding a co-borrower to one consumer real estate loan.

Restructured loans are designated impaired and measured for impairment. The impairment measurement for restructured loans that occurred in 2013 resulted in an accrual to the allowance for loan losses of $11 at December 31, 2013. Restructurings in 2012 resulted in an accrual to the allowance for loan losses of $210 at December 31, 2012.

The following tables present restructured loans that were modified during 2013 and 2012 and that subsequently experienced payment default. The company defines default as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.

Restructurings that defaulted during the year ended December 31, 2013 that were modified within 12 months prior to default
	Number of Contracts	Recorded Investment(1)
Consumer Real Estate
Closed-end first liens	1	$24
Closed-end junior liens	1	81

Commercial Real Estate
Commercial real estate owner occupied	2	834

Commercial Non Real Estate
Commercial and industrial	1	388
Total	5	$1,327
(1)	Recorded investment at the time the default occurred.

Of the TDRs that defaulted during 2013, 5 became TDRs within 12 months prior to default. One commercial real estate loan became past due and the collateral was foreclosed and placed into other real estate at the loan balance of $193. The collateral's fair value less selling costs was sufficient to cover the principal balance of the loan and no charge against the allowance for loan losses was required. One consumer real estate loan and one commercial non-real estate loan became past due and the underlying collateral was sold, with a resulting charge to the allowance for loan losses of $263. Two of the TDR loans remain in the loan portfolio. One consumer real estate loan became past due and impairment measurements required a $71 charge against the allowance for loan losses, while one commercial real estate loan became past due and impairment measurements indicated a specific allocation of $349 to the allowance for loan losses.

Restructurings that defaulted during the year ended December 31, 2012 that were modified within 12 months prior to default
	Number of Contracts	Recorded Investment(1)
Consumer Real Estate
Closed-end first liens	1	$96
Closed-end junior liens	1	81

Commercial Real Estate
Commercial real estate owner occupied	2	861

Commercial Non Real Estate
Commercial and industrial	1	388
Total	5	$1,426
(1)	Recorded investment at the time the default occurred.

Most of the restructured loans that experienced a payment default reported for December 31, 2012 above are secured by real estate, for which the impairment measurement is based upon the fair value of the underlying collateral. The amount of the loan balance that exceeds the collateral value is accrued in the allowance for loan losses. Because fair value measurements are based upon fair value of collateral, the payment default did not significantly impact the measurement of impairment. Restructured loans that become more than 90 days past due are designated nonaccrual. Nonaccrual levels are factored into the allowance methodology for collectively-evaluated loans.

Note 6: Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2013	2012
Premises	$14,320	$14,320
Furniture and equipment	10,700	10,424
Premises and equipment	$25,020	$24,744
Accumulated depreciation	(15,069)	(14,343)
Premises and equipment, net	$9,951	$10,401

Depreciation expense for the years ended December 2013, 2012 and 2011 amounted to $726, $764 and $799, respectively.

The Company leases certain branch facilities under noncancellable operating leases. The future minimum lease payments under these leases (with initial or remaining lease terms in excess of one year) as of December 31, 2013 are as follows: $220 in 2014, $92 in 2015, $61 in 2016, $38 in 2017, $38 in 2018 and $3 thereafter.

Note 7: Deposits

The aggregate amounts of time deposits in denominations of $100 or more at December 31, 2013 and 2012 were $95,466 and $112,245, respectively.

At December 31, 2013 the scheduled maturities of time deposits are as follows:

2014	$137,018
2015	44,672
2016	16,751
2017	18,189
2018	24,938
Thereafter	141
$241,709

At December 31, 2013 and 2012, overdraft demand deposits reclassified to loans totaled $315 and $401, respectively.

Note 8: Employee Benefit Plans

401(k) Plan

The Company has a Retirement Accumulation Plan qualifying under IRS Code Section 401(k), in which NBI, NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2013, 2012 and 2011, the Company contributed $282, $279 and $279, respectively, to the plan.

Employee Stock Ownership Plan

The Company has a nonleveraged Employee Stock Ownership Plan (ESOP) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the Board of Directors. Contribution expense amounted to $275, $370 and $420 in the years ended December 31, 2013, 2012 and 2011, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2013, the number of shares held by the ESOP was 266,572. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with ten years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and NBI or the ESOP, with the agreement of the Trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of distribution.

Salary Continuation Plan

The Company has a Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income, payable for the greater of 15 years after retirement or the officer’s lifetime. The expense accrued for the plans in 2013, 2012, and 2011, based on the present value of the retirement benefits, amounted to $194, $151, and $197, respectively. The plan is unfunded. However bank-owned life insurance has been acquired on the life of the key employees in amounts sufficient to discharge the obligations of the agreement.

Defined Benefit Plan

The Company’s defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. Information pertaining to activity in the plan is as follows:

	December 31,
	2013	2012	2011
Change in benefit obligation
Projected benefit obligation at beginning of year	$18,054	$15,808	$12,971
Service cost	596	468	435
Interest cost	617	738	704
Actuarial (gain) loss	(1,149)	1,554	2,001
Benefits paid	(933)	(514)	(303)
Projected benefit obligation at end of year	$17,185	$18,054	$15,808

Change in plan assets
Fair value of plan assets at beginning of year	$14,325	$13,326	$8,156
Actual return on plan assets	2,225	963	432
Employer contribution	988	550	5,041
Benefits paid	(933)	(514)	(303)
Fair value of plan assets at end of year	$16,605	$14,325	$13,326

Funded status at the end of the year	$(580)	$(3,729)	$(2,482)

Amounts recognized in the Consolidated Balance Sheet
Deferred tax asset	$203	$1,305	$869
Other liabilities	(580)	(3,729)	(2,482)
Total amounts recognized in the Consolidated Balance Sheet	$(377)	$(2,424)	$(1,613)

Amounts recognized in accumulated other comprehensive (loss), net
Net loss	$(5,282)	$(8,202)	$(7,044)
Prior service cost	779	879	979
Deferred tax asset	1,550	2,538	2,098
Amount recognized	$(2,953)	$(4,785)	$(3,967)

Accrued/Prepaid benefit cost, net
Benefit obligation	$(17,185)	$(18,054)	$(15,808)
Fair value of assets	16,605	14,325	13,326
Unrecognized net actuarial loss	5,282	8,202	7,044
Unrecognized prior service cost	(779)	(879)	(979)
Deferred tax liability	(1,347)	(1,233)	(1,229)
Prepaid benefit cost included in other liabilities	$2,576	$2,361	$2,354

Components of net periodic benefit cost
Service cost	$596	$468	$435
Interest cost	617	738	704
Expected return on plan assets	(984)	(1,075)	(810)
Amortization of prior service cost	(101)	(101)	(101)
Recognized net actuarial loss	532	508	292
Net periodic benefit cost	$660	$538	$520

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net (gain) loss	$(2,921)	$1,157	$2,087
Amortization of prior service cost	101	101	101
Deferred income tax expense (benefit)	987	(440)	(766)
Total recognized	$(1,833)	$818	$1,422

Total recognized in net periodic benefit cost and other comprehensive loss, net of income tax expense (benefit)	$(2,160)	$1,796	$2,708

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	3.75%	4.50%	5.50%
Discount rate used for disclosure	4.50%	3.75%	4.50%
Expected return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

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

Fair value measurements of the pension plan’s assets at December 31, 2013 follow:

	Fair Value Measurements at December 31, 2013
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash	$1,319	$1,319	$	---	$	---
Equity securities:
U. S. companies	8,091	8,091		---		---
International companies	137	137		---		---
Equities mutual funds (1)	2,490	2,490		---		---
U. S. government agencies and corporations	358	---		358		---
State and political subdivisions	398	---		398		---
Corporate bonds – investment grade (2)	3,812	---		3,812		---
Total pension plan assets	$16,605	$12,037		$4,568	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

	Fair Value Measurements at December 31, 2012
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash	$462	$462	$	---	$	---
Equity securities:
U. S. companies	6,470	6,470		---		---
International companies	112	112		---		---
Equities mutual funds (1)	1,411	1,411		---		---
U. S. government agencies and corporations	366	---		366		---
State and political subdivisions	435	---		435		---
Corporate bonds – investment grade (2)	4,956	---		4,956		---
Corporate bonds – below investment grade (3)	113	---		113		---
Total pension plan assets	$14,325	$8,455		$5,870	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.
(3)	This category represents bonds from U.S. issuers from diverse industries that were purchased at investment grade, but which have fallen below investment grade.

The Company’s required minimum pension contribution for 2014 has not yet been determined.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2014	$4,079
2015	$656
2016	$1,472
2017	$1,868
2018	$965
2019 - 2023	$3,633

Note 9: Stock Option Plan

The Company had a stock option plan, the 1999 Stock Option Plan, that was adopted in 1999 and that was terminated on March 9, 2009. Incentive stock options were granted annually to key employees of NBI and its subsidiaries from 1999 to 2005 and none have been granted since 2005. All of the stock options are vested.

A summary of the status of the Company’s stock option plan is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	69,000	$23.75
Granted	---	---
Exercised	---	---
Forfeited or expired	(23,000)	23.32
Outstanding at December 31, 2013	46,000	$23.96	1.36	$549
Exercisable at December 31, 2013	46,000	$23.96	1.36	$549

There were no shares exercised in 2013. For 2012 and 2011, the intrinsic value of shares exercised were $141 and $85, respectively. Intrinsic value is the difference between the price at which the shares may be exercised, and the stock price as of December 31, 2013. No tax benefit was recognized on shares exercised in any of these years.

Note 10: Income Taxes

The Company files United States federal income tax returns, and Virginia, West Virginia and North Carolina state income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2010.

Allocation of income tax expense between current and deferred portions is as follows:

	Years ended December 31,
	2013	2012	2011
Current	$5,253	$5,064	$4,665
Deferred expense	64	181	582
Total income tax expense	$5,317	$5,245	$5,247

The following is a reconciliation of the “expected” income tax expense, computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense, with the reported income tax expense:

	Years ended December 31,
	2013	2012	2011
Computed “expected” income tax expense	$8,087	$8,047	$8,010
Tax-exempt interest income	(2,592)	(2,554)	(2,517)
Nondeductible interest expense	118	139	146
Other, net	(296)	(387)	(392)
Reported income tax expense	$5,317	$5,245	$5,247

The components of net deferred tax assets, included in other assets, are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses and unearned fee income	$3,169	$3,219
Valuation allowance on other real estate owned	110	73
Deferred compensation and other liabilities	1,201	2,176
Discount accretion of securities	29	19
Net unrealized loss on securities available for sale	7,545	---
Total deferred tax assets	$12,054	$5,487

Deferred tax liabilities:
Fixed assets	$(270)	$(317)
Deposit intangibles	(1,191)	(1,039)
Other	---	(31)
Net unrealized gains on securities available for sale	---	(1,102)
Total deferred tax liabilities	(1,461)	(2,489)
Net deferred tax assets	$10,593	$2,998

The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2013 and 2012 because the realization of all gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.

Note 11: Restrictions on Dividends

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2013, 2012 and 2011, dividends received from the subsidiary bank were $7,782, $7,639 and $7,258, respectively. Additionally in 2013, the Company received dividends of $100 from its NBFS subsidiary.

Substantially all of Bankshares’ retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2013, retained net income, which was free of such restriction, amounted to approximately $31,484.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Company and the bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed the bank’s category. The Company’s and the bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are also presented in the following tables.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital (to risk weighted assets)
NBI consolidated	$162,763	23.6%	$55,192	8.00%	N/A	N/A
NBB	160,049	23.3%	54,980	8.00%	$68,726	10.00%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$154,536	22.4%	$27,596	4.00%	N/A	N/A
NBB	151,822	22.1%	27,490	4.00%	$41,235	6.00%
Tier 1 capital (to average assets)
NBI consolidated	$154,536	14.1%	$43,946	4.00%	N/A	N/A
NBB	151,822	13.8%	43,904	4.00%	$54,880	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital (to risk weighted assets)
NBI consolidated	$151,824	22.4%	$54,225	8.00%	N/A	N/A
NBB	148,684	22.0%	53,984	8.00%	$67,481	10.00%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$143,472	21.2%	$27,113	4.00%	N/A	N/A
NBB	140,335	20.8%	26,992	4.00%	$40,488	6.00%
Tier 1 capital (to average assets)
NBI consolidated	$143,472	13.3%	$43,010	4.00%	N/A	N/A
NBB	140,335	13.1%	42,973	4.00%	$53,716	5.00%

Note 13: Condensed Financial Statements of Parent Company

Financial information pertaining only to NBI (Parent) is as follows:

Condensed Balance Sheets

	December 31,
	2013	2012
Assets
Cash due from subsidiaries	$27	$21
Securities available for sale	1,313	1,597
Investments in subsidiaries, at equity	144,513	148,443
Refundable income taxes	---	77
Other assets	478	635
Total assets	$146,331	$150,773

Liabilities and Stockholders’ Equity
Other liabilities	$439	$664
Stockholders’ equity	145,892	150,109
Total liabilities and stockholders’ equity	$146,331	$150,773

Condensed Statements of Income

	Years Ended December 31,
	2013	2012	2011
Income
Dividends from subsidiaries	$7,882	$7,639	$7,258
Interest on securities – taxable	2	5	17
Interest on securities – nontaxable	19	33	42
Realized securities losses, net	(94)	---	---
Other income	1,219	1,213	1,210
	$9,028	$8,890	$8,527
Expenses
Other expenses	$1,943	$1,791	$1,794
Income before income tax benefit and equity in undistributed net income of subsidiaries	7,085	7,099	6,733
Applicable income tax benefit	160	136	148
Income before equity in undistributed net income of subsidiaries	7,245	7,235	6,881
Equity in undistributed net income of subsidiaries	10,545	10,512	10,757
Net income	$17,790	$17,747	$17,638

Condensed Statements of Cash Flows	Years ended December 31,
	2013	2012	2011
Cash Flows from Operating Expenses
Net income	$17,790	$17,747	$17,638
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(10,545)	(10,512)	(10,757)
Amortization of premiums and accretion of discounts, net	---	1	1
Depreciation expense	17	12	9
Net change in refundable income taxes due from subsidiaries	77	77	---
Net change in other assets	3	(199)	147
Net change in other liabilities	20	(124)	(364)
Losses on securities	94	---	---
Net cash provided by operating activities	7,456	7,002	6,674

Cash Flows from Investing Activities
Purchases of securities available for sale	(614)	(815)	(1,973)
Maturities and calls of securities available for sale	945	1,352	2,250
Net cash provided by investing activities	331	537	277

Cash Flows from Financing Activities
Cash dividends paid	(7,781)	(7,639)	(6,938)
Exercise of stock options	---	119	92
Capital distribution to subsidiary	---	---	(105)
Net cash used in financing activities	(7,781)	(7,520)	(6,951)
Net change in cash	6	19	---
Cash due from subsidiaries at beginning of year	21	2	2
Cash due from subsidiaries at end of year	$27	$21	$2

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

At December 31, 2013 and 2012, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$133,573	$128,162
Standby letters of credit	15,215	12,533
Mortgage loans sold with potential recourse	18,257	22,574

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2013, the Company originated $16,737 and sold $18,257 to investors, compared to $22,747 originated and $22,574 sold in 2012. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.

At December 31, 2013, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $493 and loans held for sale of $1,276. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2013 that exceeded the insurance limits of the Federal Deposit Insurance Corporation was $0.

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

Commercial real estate as of December 31, 2013 and 2012 represented approximately 52% of the loan portfolio, at $311,266 and $304,308, respectively. Included in commercial real estate are loans for college housing and professional office buildings that comprised $190,866 and $171,186 as of December 31, 2013 and 2012 respectively, corresponding to approximately 32% of the loan portfolio at December 31, 2013 and 29% of the loan portfolio at December 31, 2012. Loans secured by residential real estate were approximately $145,499, or 24% of the portfolio, and $143,262, or 24% of the portfolio at December 31, 2013 and 2012, respectively. Loans secured by automobiles represented 2% of the portfolio for both dates, at $11,580 and $11,764 at December 31, 2013 and 2012, respectively.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012:

		Fair Value Measurements at December 31, 2013 Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	147,854		---	147,854		---
States and political subdivisions	23,456		---	23,456		---
Mortgage-backed securities	2,840		---	2,840		---
Corporate debt securities	7,395		---	7,395		---
Other securities	2,123		---	2,123		---
Total securities available for sale	$183,668	$	---	$183,668	$	---

		Fair Value Measurements at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury	$2,073	$	---	$2,073	$	---
U.S. Government agencies and corporations	129,564		---	129,564		---
States and political subdivisions	36,779		---	36,779		---
Mortgage-backed securities	4,569		---	4,569		---
Corporate debt securities	14,575		---	14,575		---
Other securities	2,255		---	2,255		---
Total securities available for sale	$189,815	$	---	$189,815	$	---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2013 and 2012. Gains and losses on the sale of loans are recorded within other income from mortgage banking on the Consolidated Statements of Income.

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

As of December 31, 2013, the fair value measurements for impaired loans with specific allocations were primarily based upon the present value of expected future cash flows, with two loans valued based on the fair value of collateral. Fair value measurements for impaired loans as of December 31, 2012 were primarily based upon the collateral method.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

			Carrying value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2013	Impaired loans net of valuation allowance	$1,989	$	---	$	---	$1,989
December 31, 2012	Impaired loans net of valuation allowance	928		---		---	928

The following table presents information about Level 3 Fair Value Measurements for December 31, 2013.

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Discounted appraised value	Selling cost	0%(1)	-	10.00%	(5.00%)
Impaired loans	Present value of cash flows	Discount rate	6.25%	-	9.50%	(6.75%)

(1)

Impaired loans that are collateral-dependent are valued using the fair value of collateral. The valuation is discounted for selling costs if repayment of the loan is dependent on the sale of the collateral. If repayment will come from rental income of the property, the valuation is not discounted for selling costs.

The following table presents information about Level 3 Fair Value Measurements for December 31, 2012.

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Discounted appraised value	Selling cost	0%(1)	-	10.00%	(2.00%)
Impaired loans	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	-	60.00%	(52.00%)
Impaired loans	Present value of cash flows	Discount rate	6.00%	-	7.50%	(6.28%)

(1)

Impaired loans that are collateral-dependent are valued using the fair value of collateral. The valuation is discounted for selling costs if repayment of the loan is dependent on the sale of the collateral. If repayment will come from rental income of the property, the valuation is not discounted for selling costs.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Valuation of other real estate owned is determined using current appraisals from independent parties, a level two input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs.

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2013	Other real estate owned net of valuation allowance	$4,712	$	---	$	---	$4,712
December 31, 2012	Other real estate owned net of valuation allowance	1,435		---		---	1,435

The following table presents information about Level 3 Fair Value Measurements for December 31, 2013.

	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0%(1)	-	10%	(9.83%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	-	29.60%	(8.66%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2012.

	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(1)	-	6.00%	(4.30%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	-	30.90%	(4.68%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2013 and 2012, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2013
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2		Level 3
Financial assets:
Cash and due from banks	$13,283	$13,283	$	---	$	---
Interest-bearing deposits	97,376	97,376		---		---
Securities	347,651	---		343,005		---
Restricted securities	1,414	---		1,414		---
Mortgage loans held for sale	1,276	---		1,276		---
Loans, net	587,463	---		---		616,755
Accrued interest receivable	5,949	5,949		---		---
Bank-owned life insurance	21,181	21,181		---		---
Financial liabilities:
Deposits	$960,036	$718,327	$	---		$247,753
Accrued interest payable	92	92		---		---

	December 31, 2012
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2		Level 3
Financial assets:
Cash and due from banks	$14,783	$14,783	$	---	$	---
Interest-bearing deposits	96,597	96,597		---		---
Securities	350,354	---		360,661		---
Restricted securities	1,689	---		1,689		---
Mortgage loans held for sale	2,796	---		2,796		---
Loans, net	583,813	---		---		570,471
Accrued interest receivable	6,247	6,247		---		---
Bank-owned life insurance	20,523	20,523		---		---
Financial liabilities:
Deposits	$946,766	$669,028	$	---		$272,820
Accrued interest payable	139	139		---		---

Note 17: Components of Accumulated Other Comprehensive Income

The following table summarizes the activity related to each component of accumulated other comprehensive income (loss):

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010	$(96)	$(2,545)	$(2,641)
Unrealized holding gain on available for sale securities net of tax of $1,496	2,776	---	2,776
Reclassification adjustment, net of tax of ($19)	(34)	---	(34)
Net pension loss arising during the period, net of tax of ($731)	---	(1,356)	(1,356)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($35)	---	(66)	(66)
Balance at December 31, 2011	2,646	(3,967)	(1,321)
Unrealized holding loss on available for sale securities net of tax of ($292)	(541)	---	(541)
Reclassification adjustment, net of tax of ($31)	(58)	---	(58)
Net pension loss arising during the period, net of tax of ($405)	---	(752)	(752)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($35)	---	(66)	(66)
Balance at December 31, 2012	2,047	(4,785)	(2,738)
Unrealized holding loss on available for sale securities net of tax of ($8,628)	(16,023)	---	(16,023)
Reclassification adjustment, net of tax of ($18)	(35)	---	(35)
Net pension gain arising during the period, net of tax of $1,022	---	1,898	1,898
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($35)	---	(66)	(66)
Balance at December 31, 2013	$(14,011)	$(2,953)	$(16,964)

The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011:

	December 31,			Consolidated Statement of Income Line Item Affected by the Reclassification
	2013	2012	2011
Component of Accumulated Other Comprehensive Income
Unrealized gains and losses on available-for-sale securities	$(53)	$(10)	$(53)	Realized securities gains, net
	18	3	19	Income tax expense
	$(35)	$(7)	$(34)	Net of tax

Amortization of defined benefit pension items:
Prior service costs	$(101)	$(101)	$(101)	(1)
	35	35	35	Income tax expense
	$(66)	$(66)	$(66)	Net of tax

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. (For additional information, see Note 8, "Employee Benefit Plans.")

Note 18. Intangible Assets and Goodwill

In accounting for goodwill and intangible assets, the Company conducts an impairment review at least annually and more frequently if certain impairment indicators are in evidence. Accounting guidance provides the option of performing preliminary assessment of qualitative factors before performing more substantial testing for impairment. If the preliminary assessment indicates that it is more likely than not that fair value is below carrying value, a two-step test is employed to determine impairment. The Company opted not to perform the preliminary assessment and employed the two-step test to determine impairment. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2013, 2012 or 2011.

Information concerning goodwill and intangible assets for years ended December 31, 2013 and 2012 is presented in the following table:

	Gross Carrying Value	Accumulated Amortization		Net Carrying Value
December 31, 2013
Amortizable core deposit intangibles	$16,257		$13,806	$2,451
Unamortizable goodwill	$5,848	$	---	$5,848

December 31, 2012
Amortizable core deposit intangibles	$16,257		$12,728	$3,529
Unamortizable goodwill	$5,848	$	---	$5,848

As of December 31, 2013, the estimated amortization expense of core deposit intangibles are as follows:

2014	$1,076
2015	999
2016	258
2017	68
2018	50
Thereafter	---
Total	$2,451

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

National Bankshares, Inc.

Blacksburg, Virginia

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bankshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 12, 2014 expressed an unqualified opinion on the effectiveness of National Bankshares, Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia

March 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

National Bankshares, Inc.

Blacksburg, Virginia

We have audited National Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. National Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, National Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of National Bankshares, Inc. and subsidiaries and our report dated March 12, 2014 expressed an unqualified opinion.

Winchester, Virginia

March 12, 2014

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-79979 on Form S-8 of National Bankshares, Inc. of our reports dated March 12, 2014 relating to our audits of the consolidated financial statements and internal control over financial reporting, which appear in this Annual Report on Form 10-K of National Bankshares, Inc. for the year ended December 31, 2013.

Winchester, Virginia

March 12, 2014

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2013 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Because of the inherent limitations in all control systems, the Company believes that no system of controls, no matter how well designed and operated, can provide absolute assurance that all control issues have been detected.

Internal Control Over Financial Reporting

 Management's Report on Internal Control Over Financial Reporting

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

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 1992) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2013.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company's accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent registered public accounting firm and approves decisions regarding the appointment or removal of the Company Auditor. It meets periodically with management, the independent registered public accounting firm and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matter which they believe should be brought to the attention of the Audit Committee. The Company's independent registered public accounting firm has also issued an attestation report on the effectiveness of internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to the directors of Bankshares is set out under the caption “Election of Directors” of Bankshares’ Proxy Statement dated March 12, 2014 which information is incorporated herein by reference.

The Board of Directors of Bankshares has a standing audit committee made up entirely of independent directors, as that term is defined in the NASDAQ Stock Market Listing Rules. In 2013, Dr. J. M. Lewis chaired the Audit Committee and its members were Mr. L. J. Ball, Dr. J. E. Dooley and Mr. C. E. Green, III. Each member of the Audit Committee has extensive business experience; however, the Committee has identified Dr. Lewis as its financial expert, since he has a professional background which involves financial oversight responsibilities. Dr. Lewis currently oversees the preparation of financial statements in his role as President of New River Community College. He previously served as the College’s Chief Financial Officer. The Audit Committee’s Charter is available on the Company’s web site at www.nationalbankshares.com.

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

Name	Age	Offices and Positions Held	Year Elected an Officer/Director
James G. Rakes	69	Chairman, President and Chief Executive Officer, National Bankshares, Inc.; President and Chief Executive Officer of National Bank of Blacksburg since 1983 and Chairman since 2005. Chairman, President and CEO of National Bankshares Financial Services, Inc. since June 1, 2011; prior thereto Chairman, President and Treasurer since 2001.	1986
David K. Skeens	47	Treasurer and Chief Financial Officer of National Bankshares, Inc. since January 14, 2009; Senior Vice President/Operations & Risk Management & CFO of National Bank of Blacksburg since 2009; prior thereto Senior Vice President/Operations & Risk Management since 2008; prior thereto Vice President/Operations & Risk Management since 2004.	2009
F. Brad Denardo	61	Executive Vice President, National Bankshares, Inc. since 2008; Interim Treasurer and Chief Financial Officer from May 23, 2008 to January 14, 2009; prior thereto Corporate Officer since 1989; Executive Vice President/Chief Operating Officer of National Bank of Blacksburg since 2002; Treasurer of National Bankshares Financial Services, Inc. since June 1, 2011.	1989
Bryson J. Hunter	46	Secretary & Counsel, National Bankshares, Inc. since July 1, 2011; Counsel of National Bank of Blacksburg since May 18, 2011. Secretary & Counsel of National Bankshares Financial Services, Inc. since June 1, 2011; prior thereto Partner, Gentry Locke Rakes & Moore, LLP since 2008; prior thereto Associate, Gentry Locke Rakes & Moore, LLP since 2001.	2011

Item 11. Executive Compensation

The information set forth under “Executive Compensation” on pages 11 through 18 of NBI’s Proxy Statement dated March 12, 2014 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under “Stock Ownership of Directors and Executive Officers” on pages 2 and 3 of NBI’s Proxy Statement dated March 12, 2014 for the Annual Meeting of Stockholders to be held April 8, 2014 is incorporated herein by reference.

The following table summarizes information concerning National Bankshares equity compensation plans at December 31, 2013:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by stockholders 1999 Stock Option Plan	46,000	$23.96	---
Equity compensation plans not approved by stockholders	---	---	---
Total	46,000	$23.96	---

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under “Director Independence and Certain Transactions With Officers and Directors” on pages 6 and 7 of NBI’s Proxy Statement dated March 12, 2014 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The following fees were paid to Yount, Hyde & Barbour, P.C., Certified Public Accountants, for services provided to NBI for the years ended December 31, 2013 and 2012. The Audit Committee determined that the provision of non-audit services by Yount, Hyde & Barbour P.C. did not compromise the firm’s ability to maintain its independence.

Principal Accounting Fees and Services

	2013		2012
	Fees	Percentage	Fees	Percentage
Audit fees	$125,250	80%	$112,000	77%
Audit-related fees	22,650	15%	26,250	18%
Tax fees	8,000	5%	7,750	5%
	$155,900	100%	$146,000	100%

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

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of December 31, 2013 and 2012

Consolidated Statements of Income – Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income – Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Annual Report on Form

10-K.

(a) (3) Exhibits

A list of the exhibits filed or incorporated in this Annual Report by reference is as follows:

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 (iii) (A) of Form 10Q for the period ended September 30, 2002)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)

*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)
*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(viii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(viii)(A) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(iii)(A)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
+21	Subsidiaries of the Registrant	(incorporated herein by reference to Exhibit 21 of the Annual Report on Form 10K for fiscal year ended December 31, 2013)
++23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	(incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10K for fiscal year ended December 31, 2013)
++31(i)	Section 906 Certification of Chief Executive Officer	Page 93
++31(ii)	Section 906 Certification of Chief Financial Officer	Page 94
++32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 95
++32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 95
++101

The following materials from National Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Included herein

*Indicates a management contract or compensatory plan required to be filed herein.

+Previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 12, 2014.

++Filed with this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BANKSHARES, INC.

/s/ JAMES G. RAKES
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Date: March 12, 2014

	Date	Title
/s/ L. J. BALL	03/12/2014	Director
L. J. Ball

/s/ J. E. DOOLEY	03/12/2014	Director
J. E. Dooley

/s/ C. E. GREEN, III	03/12/2014	Director
C. E. Green, III

/s/ J. M. LEWIS	03/12/2014	Director
J. M. Lewis

/s/ M. G. MILLER	03/12/2014	Director
M. G. Miller

/s/ W. A. PEERY	03/12/2014	Director
W. A. Peery

/s/ J. G. RAKES	03/12/2014	Chairman of the Board
J. G. Rakes		President and Chief Executive Officer – National Bankshares, Inc. Director

/s/ G. P. REYNOLDS	03/12/2014	Director
G. P. Reynolds

/s/ J. M. SHULER	03/12/2014	Director
J. M. Shuler

Index of Exhibits

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit No.	Title	Page Number
23	Consent of Yount, Hyde & Barbour, P.C.	Page 86
31(i)	Section 906 Certification of Chief Executive Officer	Page 94
31(ii)	Section 906 Certification of Chief Financial Officer	Page 95
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 96
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 97