Form 10-Q
period 2014-03-31
NATIONAL BANKSHARES INC
filed 2014-05-12
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). [ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at May 1, 2014 6,947,974

(This report contains 52 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

$ in thousands, except per share data	(Unaudited) March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$14,723	$13,283
Interest-bearing deposits	108,841	97,376
Securities available for sale, at fair value	190,401	182,402
Securities held to maturity (fair value approximates $165,105 at March 31, 2014 and $159,337 at December 31, 2013)	165,398	163,983
Restricted stock, at cost	1,089	1,414
Mortgage loans held for sale	---	1,276
Loans:
Loans, net of unearned income and deferred fees	589,048	595,690
Less allowance for loan losses	(8,297)	(8,227)
Loans, net	580,751	587,463
Premises and equipment, net	9,428	9,951
Accrued interest receivable	5,893	5,949
Other real estate owned, net	4,901	4,712
Intangible assets and goodwill	8,029	8,299
Bank-owned life insurance	21,335	21,181
Other assets	12,321	13,341
Total assets	$1,123,110	$1,110,630

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$145,963	$142,645
Interest-bearing demand deposits	503,596	501,541
Savings deposits	77,467	74,141
Time deposits	237,060	241,709
Total deposits	964,086	960,036
Accrued interest payable	78	92
Other liabilities	5,529	4,610
Total liabilities	969,693	964,738
Commitments and contingencies	---	---
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,947,974 shares at March 31, 2014 and December 31, 2013	8,685	8,685
Retained earnings	158,575	154,171
Accumulated other comprehensive loss, net	(13,843)	(16,964)
Total stockholders' equity	153,417	145,892
Total liabilities and stockholders' equity	$1,123,110	$1,110,630

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended March 31, 2014 and 2013

(Unaudited)

$ in thousands, except per share data	March 31, 2014		March 31, 2013
Interest Income
Interest and fees on loans		$7,935		$8,319
Interest on interest-bearing deposits		65		58
Interest on securities – taxable		1,653		1,512
Interest on securities – nontaxable		1,500		1,648
Total interest income		11,153		11,537

Interest Expense
Interest on time deposits of $100 or more		153		268
Interest on other deposits		1,162		1,411
Total interest expense		1,315		1,679
Net interest income		9,838		9,858
Provision for loan losses		103		671
Net interest income after provision for loan losses		9,735		9,187

Noninterest Income
Service charges on deposit accounts		592		588
Other service charges and fees		65		60
Credit card fees		797		740
Trust income		293		289
BOLI income		175		188
Other income		277		281
Realized securities gains, net (includes accumulated other comprehensive income reclassification adjustments for unrealized net gains (losses) in available-for-sale securities of $0 for the period ended March 31, 2014 and $9 for the period ended March 31, 2013)		1		9
Total noninterest income		2,200		2,155

Noninterest Expense
Salaries and employee benefits		2,999		2,940
Occupancy and furniture and fixtures		440		432
Data processing and ATM		363		393
FDIC assessment		147		136
Credit card processing		549		552
Intangible assets amortization		269		271
Net costs of other real estate owned		77		75
Franchise taxes		279		258
Other operating expenses		1,059		907
Total noninterest expense		6,182		5,964
Income before income taxes		5,753		5,378
Income tax expense (includes income tax expense from reclassification items of $0 for the three months ended March 31, 2014 and $3 for the three months ended March 31, 2013)		1,349		1,162
Net Income		$4,404		$4,216
Basic net income per common share		$0.63		$0.61
Fully diluted net income per common share		$0.63		$0.60
Weighted average number of common shares outstanding – basic		6,947,974		6,947,974
Weighted average number of common shares outstanding – diluted		6,963,865		6,969,073
Dividends declared per common share	$	---	$	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2014 and 2013

(Unaudited)

$ in thousands	March 31, 2014	March 31, 2013
Net Income	$4,404	$4,216

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gains (losses) on available for sale securities net of taxes of $1,681 and ($516) for the periods ended March 31, 2014 and 2013, respectively	3,121	(959)
Reclassification adjustment, net of taxes of $0 and ($3) for the periods ended March 31, 2014 and 2013, respectively	---	(6)
Other comprehensive income (loss), net of taxes of $1,681 and ($519) for the periods ended March 31, 2014 and 2013, respectively	3,121	(965)
Total Comprehensive Income	$7,525	$3,251

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2014 and 2013

(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2012	$8,685	$144,162	$(2,738)	$150,109
Net income	---	4,216	---	4,216
Other comprehensive loss, net of tax ($519)	---	---	(965)	(965)
Balances at March 31, 2013	$8,685	$148,378	$(3,703)	$153,360

Balances at December 31, 2013	$8,685	$154,171	$(16,964)	$145,892
Net income	---	4,404	---	4,404
Other comprehensive income, net of tax $1,681	---	---	3,121	3,121
Balances at March 31, 2014	$8,685	$158,575	$(13,843)	$153,417

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

(Unaudited)

$ in thousands	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities
Net income	$4,404	$4,216
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	103	671
Depreciation of bank premises and equipment	177	188
Amortization of intangibles	269	271
Amortization of premiums and accretion of discounts, net	42	47
Losses on disposal of fixed assets	94	---
Gains on sales and calls of securities available for sale, net	---	(9)
Gains on calls of securities held to maturity, net	(1)	---
Losses and write-downs on other real estate owned, net	16	11
Increase in cash value of bank-owned life insurance	(154)	(167)
Net change in:
Mortgage loans held for sale	1,276	2,483
Accrued interest receivable	56	369
Other assets	(661)	13
Accrued interest payable	(14)	7
Other liabilities	919	531
Net cash provided by operating activities	6,526	8,631

Cash Flows from Investing Activities
Net change interest-bearing deposits	(11,465)	(10,579)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	2,173	36,460
Proceeds from calls, principal payments and maturities of securities held to maturity	3,929	4,042
Purchases of securities available for sale	(5,375)	(39,040)
Purchases of securities held to maturity	(5,381)	(10,483)
Net change in restricted stock	325	(274)
Purchases of loan participations	---	(900)
Collections of loan participations	1,348	51
Loan originations and principal collections, net	4,702	16,952
Proceeds from disposal of other real estate owned	196	677
Recoveries on loans charged off	158	25
Proceeds from sale and purchases of bank premises and equipment, net	254	(24)
Net cash used in investing activities	(9,136)	(3,093)

Cash Flows from Financing Activities
Net change in time deposits	(4,649)	(7,846)
Net change in other deposits	8,699	(1,801)
Net cash provided by (used in) financing activities	4,050	(9,647)
Net change in cash and due from banks	1,440	(4,109)
Cash and due from banks at beginning of period	13,283	14,783
Cash and due from banks at end of period	$14,723	$10,674

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$1,329	$1,672
Income taxes paid	1,472	59

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$191	$754
Loans transferred to other real estate owned	401	347
Unrealized net gains (losses) on securities available for sale	4,802	(1,484)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2013 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

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

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	46,000	$23.96
Exercised	---	---
Forfeited or expired	---	---
Outstanding March 31, 2014	46,000	$23.96	1.11	$577
Exercisable at March 31, 2014	46,000	$23.96	1.11	$577

There were no shares exercised during the three months ended March 31, 2014 or March 31, 3013. As of March 31, 2014, there was no unrecognized compensation expense related to stock options.

Note 3:   Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	March 31, 2014	December 31, 2013
Real estate construction	$42,307	$45,925
Consumer real estate	146,353	145,499
Commercial real estate	308,556	311,266
Commercial non real estate	32,016	31,262
Public sector and IDA	33,706	34,220
Consumer non real estate	27,008	28,423
Gross loans	589,946	596,595
Less unearned income and deferred fees	(898)	(905)
Loans, net of unearned income and deferred fees	$589,048	$595,690

Note 4:   Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

The allowance for loan losses methodology incorporates individual evaluation of impaired loans and collective evaluation of groups of non-impaired loans. The Company performs ongoing analysis of the loan portfolio to determine credit quality and to identify impaired loans. Credit quality is rated based on the loan’s payment history, the borrower’s current financial situation and the value of the underlying collateral.

Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate the probability that collection will not occur according to the loan’s terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “other assets especially mentioned.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair market value. Impaired loans that are not troubled debt restructures and for which fair value measurement indicates an impairment loss are designated nonaccrual. A troubled debt restructure with an impairment loss may accrue interest if the loan shows a satisfactory repayment history for at least 6 months. Please refer to Note 1 of the Company’s 2013 Form 10-K, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

Troubled debt restructurings impact the estimation of the appropriate level of the allowance for loan losses. If the restructuring included forgiveness of a portion of principal, the charge-off is included in the historical charge-off rates applied to the collective evaluation methodology. Further, restructured loans are individually evaluated for impairment, with amounts below fair value accrued in the allowance for loan losses. TDRs that experience a payment default are examined to determine whether the default indicates collateral dependency or a decline in estimates of cash flow used in the fair value measurement. TDRs, as well as all impaired loans, that are determined to be collateral dependent are charged down to fair value. Deficiencies indicated by impairment measurements for TDRs that are not collateral dependent may be accrued in the allowance for loan losses or charged off if deemed uncollectible.

The Company evaluated characteristics in the loan portfolio and determined major segments and smaller classes within each segment. These characteristics include collateral type, repayment sources, and (if applicable) the borrower’s business model. The methodology for calculating reserves for collectively-evaluated loans is applied at the class level.

Portfolio Segments and Classes

The segments and classes used in determining the allowance for loan losses are as follows.

Real Estate Construction	Consumer Non Real Estate
Construction, residential	Commercial and Industrial
Construction, other
Public Sector and IDA
Consumer Real Estate	Public sector and IDA
Equity lines
Residential closed-end first liens	Commercial Non Real Estate
Residential closed-end junior liens	Credit cards
Investor-owned residential real estate	Automobile
Other consumer loans
Commercial Real Estate
Multifamily real estate
Commercial real estate, owner-occupied
Commercial real estate, other

Historical Loss Rates

The Company’s allowance methodology for collectively-evaluated loans applies historical loss rates by class to current class balances as part of the process of determining required reserves. Class loss rates are calculated as the net charge-offs for the class as a percentage of average class balance. The loss rate for the current quarter is averaged with that of prior periods to obtain the historical loss rate. Two loss rates for each class are calculated: total net charge-offs for the class as a percentage of average class loan balance (“class loss rate”), and total net charge-offs for the class as a percentage of average classified loans in the class (“classified loss rate”). Classified loans are those with risk ratings of “substandard” or higher. Net charge-offs in both calculations include charge-offs and recoveries of classified and non-classified loans as well as those associated with impaired loans. Class historical loss rates are applied to non-classified loan balances at the reporting date, and classified historical loss rates are applied to classified balances at the reporting date.

Risk Factors

In addition to historical loss rates, risk factors pertinent to credit risk for each class are analyzed to estimate reserves for collectively-evaluated loans. Factors include changes in national and local economic and business conditions, the nature and volume of classes within the portfolio, loan quality, loan officers’ experience, lending policies and the Company’s loan review system.

The analysis of certain factors results in standard allocations to all segments and classes. These factors include loan officers’ average years of experience, the risk from changes in lending policies, and the risk from changes in loan review. Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include levels of past due loans, nonaccrual loans, current class balance as a percentage of total loans, and the percentage of high risk loans (defined to be junior lien mortgages, high loan-to-value loans, and interest only loans) within the class. Additionally, factors specific to each segment are analyzed and result in allocations to the segment.

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

Factor allocations applied to each class are increased for loans rated special mention and classified. The Company allocates additional reserves for “high risk” loans.

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2014
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2013	$863	$1,697	$3,685	$989	$132	$576	$285	$8,227
Charge-offs	(2)	(54)	(52)	---	---	(83)	---	(191)
Recoveries	---	---	8	131	---	19	---	158
Provision for loan losses	(11)	171	53	(259)	70	17	62	103
Balance, March 31, 2014	$850	$1,814	$3,694	$861	$202	$529	$347	$8,297

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2013
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2012	$1,070	$2,263	$3,442	$959	$142	$424	$49	$8,349
Charge-offs	(184)	(53)	(35)	(404)	---	(78)	---	(754)
Recoveries	---	---	---	16	---	9	---	25
Provision for loan losses	287	(364)	(118)	705	(32)	230	(37)	671
Balance, March 31, 2013	$1,173	$1,846	$3,289	$1,276	$110	$585	$12	$8,291

	Allowance for Loan Losses as of March 31, 2014
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$9	$266	$5	$	---	$	---	$	---	$280
Collectively evaluated for impairment		850	1,805	3,428	856		202		529		347	8,017
Total		$850	$1,814	$3,694	$861		$202		$529		$347	$8,297

	Allowance for Loan Losses as of December 31, 2013
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$10	$610	$4	$	---	$	---	$	---	$624
Collectively evaluated for impairment		863	1,687	3,075	985		132		576		285	7,603
Total		$863	$1,697	$3,685	$989		$132		$576		$285	$8,227

	Loans as of March 31, 2014
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$730	$11,754	$94	$	---	$24	$	---	$12,602
Collectively evaluated for impairment		42,307	145,623	296,802	31,922		33,706	26,984		---	577,344
Total loans		$42,307	$146,353	$308,556	$32,016		$33,706	$27,008	$	---	$589,946

	Loans as of December 31, 2013
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$780	$12,079	$102	$	---	$24	$	---	$12,985
Collectively evaluated for impairment		45,925	144,719	299,187	31,160		34,220	28,399		---	583,610
Total		$45,925	$145,499	$311,266	$31,262		$34,220	$28,423	$	---	$596,595

A summary of ratios for the allowance for loan losses follows.

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2013
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.41%	1.44%	1.38%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.02%	0.50%	0.28%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	March 31,		December 31,
	2014	2013	2013
Nonperforming assets:
Nonaccrual loans	$5,071	$10,734	$5,732
Restructured loans in nonaccrual	1,007	1,691	852
Total nonperforming loans	6,078	12,425	6,584
Other real estate owned, net	4,901	1,094	4,712
Total nonperforming assets	$10,979	$13,519	$11,296
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.85%	2.35%	1.88%
Ratio of allowance for loan losses to nonperforming loans(1)	136.51%	66.73%	124.95%

(1)     The Company defines nonperforming loans as nonaccrual loans. Loans 90 days or more past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	March 31,				December 31,
	2014		2013		2013
Loans past due 90 days or more and still accruing		$163		$568	$190
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.03%		0.10%	0.03%
Accruing restructured loans		$6,145		$5,732	$6,191
Impaired loans:
Impaired loans with no valuation allowance		$10,139		$16,263	$10,372
Impaired loans with a valuation allowance		2,463		995	2,613
Total impaired loans		$12,602		$17,258	$12,985
Valuation allowance		(280)		(273)	(624)
Impaired loans, net of allowance		$12,322		$16,985	$12,361
Average recorded investment in impaired loans(1)		$13,075		$17,935	$16,654
Interest income recognized on impaired loans, after designation as impaired		$99		$10	$267
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)      Recorded investment includes principal net of unearned interest and deferred fees and costs, and accrued interest.

Nonaccrual loans that meet the Company’s balance threshold of $250 and TDRs are designated as impaired. No interest income was recognized on nonaccrual loans for the three months ended March 31, 2014 or March 31, 2013 or for the year ended December 31, 2013.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of March 31, 2014
	Principal Blance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$399	$401	$171	$230	$3
Residential closed-end junior liens	253	253	---	253	6
Investor-owned residential real estate	78	78	---	78	---
Commercial Real Estate(2)
Multifamily real estate	3,271	3,268	3,268	---	---
Commercial real estate, owner-occupied	5,346	5,354	3,543	1,811	266
Commercial real estate, other	3,137	3,137	3,137	---	---
Commercial Non Real Estate(2)
Commercial and Industrial	94	94	---	94	5
Consumer Non Real Estate(2)
Automobile	24	24	24	---	---
Total	$12,602	$12,609	$10,143	$2,466	$280

(1)     Recorded investment includes principal net of unearned interest and deferred fees and costs, and accrued interest.

(2)     Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2013
	Principal Blance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$440	$442	$232	$210	$3
Residential closed-end junior liens	259	261	---	261	7
Investor-owned residential real estate	81	82	82	---	---

Commercial Real Estate(2)
Multifamily real estate	3,278	3,274	3,274	---	---
Commercial real estate, owner occupied	5,643	5,645	3,864	1,781	610
Commercial real estate, other	3,158	3,158	3,158	---	---

Commercial Non Real Estate(2)
Commercial and Industrial	102	103	1	102	4

Consumer Non Real Estate(2)
Automobile	24	24	24	---	---
Total	$12,985	$12,989	$10,635	$2,354	$624

(1)     Recorded investment includes principal net of unearned interest and deferred fees and costs, and accrued interest.

(2)     Only classes with impaired loans are shown.

The following tables show the average investment and interest income recognized for impaired loans.

	For the Three Months Ended
	March 31, 2014
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$561	$4
Residential closed-end junior liens	257	5
Investor-owned residential real estate	79	1
Commercial Real Estate(2)
Multifamily real estate	3,386	---
Commercial real estate, owner occupied	5,515	44
Commercial real estate, other	3,150	44
Commercial Non Real Estate(2)
Commercial and Industrial	101	1
Consumer Non Real Estate(2)
Automobile	26	---
Total	$13,075	$99

(1)     Recorded investment includes principal net of unearned interest and deferred fees and costs, and accrued interest.

(2)     Only classes with impaired loans are shown.

	For the Year Ended December 31, 2013
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction, residential	$40	$	---
Construction, other	2,885		---

Commercial Real Estate(2)
Residential closed-end first liens	364		3
Residential closed-end junior liens	280		9
Investor-owned residential real estate	131		6

Commercial Real Estate(2)
Multifamily real estate	4,172		---
Commercial real estate, owner occupied	5,265		136
Commercial real estate, other	3,369		110

Commercial Non Real Estate(2)
Commercial and Industrial	117		3

Consumer Non Real Estate(2)
Automobile	31		---
Total	$16,654		$267

(1)     Recorded investment includes principal net of unearned interest and deferred fees and costs, and accrued interest.

(2)     Only classes with impaired loans are shown.

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

An analysis of past due and nonaccrual loans as of March 31, 2014 follows.

	30 – 89 Days Past Due	90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$163	$	---	$	---	$	---
Construction, other	14		---		---		---
Consumer Real Estate
Equity lines	---		---		---		---
Residential closed-end first liens	1,025		270		148		267
Residential closed-end junior liens	58		---		---		---
Investor-owned residential real estate	334		---		---		17
Commercial Real Estate
Multifamily real estate	728		3,271		---		3,271
Commercial real estate, owner-occupied	128		1,477		---		2,378
Commercial real estate, other	---		---		---		---
Commercial Non Real Estate
Commercial and Industrial	202		43		---		121
Public Sector and IDA
Public sector and IDA	---		---		---		---
Consumer Non Real Estate
Credit cards	2		3		3		---
Automobile	78		36		12		24
Other consumer loans	25		---		---		---
Total	$2,757		$5,100		$163		$6,078

An analysis of past due and nonaccrual loans follows.

December 31, 2013
	30 – 89 Days Past Due	90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$45	$	---	$	---	$	---
Construction, other	45		---		---		---

Consumer Real Estate
Equity lines	---		---		---		---
Residential closed-end first liens	903		252		128		308
Residential closed-end junior liens	10		---		---		---
Investor-owned residential real estate	422		91		---		91

Commercial Real Estate
Multifamily real estate	430		3,278		---		3,278
Commercial real estate, owner occupied	604		2,519		---		2,756
Commercial real estate, other	32		---		---		---

Commercial Non Real Estate
Commercial and Industrial	196		43		---		128

Public Sector and IDA
Public sector and IDA	---		---		---		---

Consumer Non Real Estate
Credit cards	3		13		13		---
Automobile	217		26		2		23
Other consumer loans	49		46		47		---
Total	$2,956		$6,268		$190		$6,584

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

Determination of risk grades was completed for the portfolio as of March 31, 2014 and 2013 and December 31, 2013.

The following displays collectively-evaluated loans by credit quality indicator.

March 31, 2014

	Pass	Special Mention	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$14,910	$163	$	---
Construction, other	27,191	29		14
Consumer Real Estate
Equity lines	15,935	---		15
Closed-end first liens	80,765	658		1,343
Closed-end junior liens	5,279	55		2
Investor-owned residential real estate	41,089	103		379
Commercial Real Estate
Multifamily residential real estate	67,175	---		728
Commercial real estate owner-occupied	131,259	2,175		754
Commercial real estate, other	90,473	1,201		3,037
Commercial Non Real Estate
Commercial and Industrial	30,748	881		293
Public Sector and IDA
States and political subdivisions	33,706	---		---
Consumer Non Real Estate
Credit cards	5,141	---		---
Automobile	11,781	110		22
Other consumer	9,911	12		7
Total	$565,363	$5,387		$6,594

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2013

	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$17,702	$163	$45
Construction, other	27,971	29	15

Consumer Real Estate
Equity lines	16,146	16	---
Closed-end first liens	82,767	1,007	1,275
Closed-end junior liens	4,813	109	3
Investor-owned residential real estate	38,071	105	407

Commercial Real Estate
Multifamily residential real estate	67,573	---	958
Commercial real estate owner-occupied	134,137	2,206	701
Commercial real estate, other	89,340	1,209	3,063

Commercial Non Real Estate
Commercial and Industrial	29,987	878	295

Public Sector and IDA
States and political subdivisions	24,220	---	---

Consumer Non Real Estate
Credit cards	6,354	---	---
Automobile	11,428	253	34
Other consumer	10,253	17	60
Total	$570,762	$5,992	$6,856

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

Troubled Debt Restructurings

The Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $7,152 at March 31, 2014, $7,043 at December 31, 2013, and $7,423 at March 31, 2013. The following tables present restructurings by class that occurred during three month period ended March 31, 2014, and the three month period ended March 31, 2013.

Note: Only classes with restructured loans are presented.

	Restructurings That Occurred During the Three Months Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post- Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, owner occupied	1	$184	$209
Total	1	$184	$209

During the three-month period ended March 31, 2014, the Company restructured one loan pursuant to bankruptcy court orders. The restructuring capitalized interest, reduced the interest rate and re-amortized payments. The fair value measurement of the restructured loan resulted in a specific allocation to the allowance for loan losses of $30.

	Restructurings That Occurred During the Three Months Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Real Estate Construction
Construction, other	1	$3,500	$3,500
Commercial Real Estate
Commercial real estate, owner occupied	1	154	239
Total	2	$3,654	$3,739

The troubled debt restructurings during the first three months of 2013 provided payment relief to the borrowers without forgiveness of principal or accrued interest. The interest-only period on the real estate construction loan was extended beyond the contract date specified to begin amortization. The commercial real estate loan modification included an extended term, lower interest rate and new funds for debt consolidation to allow the borrower increased debt service ability. As troubled debt restructurings, the loans were individually evaluated under ASC 310. The impairment analysis was based upon the fair value of collateral for the construction loan and upon the present value of cash flows for the commercial real estate loan. The fair value measurements indicated fair values in excess of the loan balances and neither measurement resulted in a specific allocation.

The Company analyzed its TDR portfolio for loans that defaulted during the three-month periods ended March 31, 2014 and March 31, 2013, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, or charge-offs or foreclosure after the date of restructuring. There were no restructured loans that defaulted and were modified within 12 months prior to default for the three-month period ended March 31, 2014.

The following table presents loans that defaulted and were restructured within 12 months prior to default for the three months ended March 31, 2013:

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

Restructured loans are individually evaluated for impairment. The fair value measurements for all of the restructured loans that defaulted during the three-month period ended March 31, 2013 were measured using the fair value of collateral and as such, were not significantly affected by the payment default. All were maintained on nonaccrual status as of March 31, 2013.

Note 5: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	March 31, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$173,798	$233	$17,696	$156,335
States and political subdivisions	21,634	813	39	22,408
Mortgage-backed securities	2,392	215	---	2,607
Corporate debt securities	8,802	83	312	8,573
Other securities	529	---	51	478
Total	$207,155	$1,344	$18,098	$190,401

	December 31, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$169,818	$199	$22,163	$147,854
States and political subdivisions	22,830	746	120	23,456
Mortgage-backed securities	2,627	213	---	2,840
Corporate debt securities	7,804	97	506	7,395
Other securities	879	---	22	857
Total securities available for sale	$203,958	$1,255	$22,811	$182,402

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type are as follows.

	March 31, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$17,940	$298	$1,187	$17,051
States and political subdivisions	145,565	4,298	3,736	146,127
Mortgage-backed securities	484	52	---	536
Corporate debt securities	1,409	---	18	1,391
Total	$165,398	$4,648	$4,941	$165,105

	December 31, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$13,973	$280	$1,448	$12,805
States and political subdivisions	149,490	2,971	6,502	145,959
Mortgage-backed securities	520	53	---	573
Total securities held to maturity	$163,983	$3,304	$7,950	$159,337

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	March 31, 2014
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$144,919	$15,556	$20,880	$3,327
States and political subdivisions	24,639	1,178	22,165	2,597
Corporate debt securities	8,094	330	---	---
Other securities	138	51	---	---
Total	$177,790	$17,115	$43,045	$5,924

	December 31, 2013
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$138,324	$20,400	$15,796	$3,211
States and political subdivisions	58,013	6,131	2,697	491
Corporate debt securities	5,511	506	---	---
Other securities	167	22	---	---
Total	$202,015	$27,059	$18,493	$3,702

The Company had 272 securities with a fair value of $220,835 which were temporarily impaired at March 31, 2014.  The total unrealized loss on these securities was $23,039. Of the temporarily impaired total, 62 securities with a fair value of $43,045 and an unrealized loss of $5,924 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at March 31, 2014 for the reasons set out below.

U.S. Government agencies. The unrealized losses in this category of investments were caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. The Company is monitoring bond market trends and developing strategies to address unrealized losses. At this time, the unrealized losses are not considered to be other-than-temporarily impaired.

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

Other securities. The Company holds a small investment in community bank stock. The value of this investment has been negatively affected by market conditions. Because the Company does not intend to sell this investment before recovery of amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2014, management did not consider there to be any impairment.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

Note 7: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits Three Months Ended March 31,
	2014	2013
Service cost	$131	$149
Interest cost	166	154
Expected return on plan assets	(278)	(246)
Amortization of prior service cost	(27)	(25)
Recognized net actuarial loss	65	133
Net periodic benefit cost	$57	$165

2014 Plan Year Employer Contribution

Without considering the prefunding balance, the Company’s minimum required contribution to the National Bankshares, Inc. Retirement Income Plan (the “Plan”) is $396. Considering the prefunding balance, the 2014 minimum required contribution is $0. The Company elected to contribute $109 to the Plan during the three months ended March 31, 2014, for the plan year 2013.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at March 31, 2014 Using
Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$156,335	$	---	$156,335	$	---
States and political subdivisions	22,408		---	22,408		---
Mortgage-backed securities	2,607		---	2,607		---
Corporate debt securities	8,573		---	8,573		---
Other securities	478		---	478		---
Total securities available for sale	$190,401	$	---	$190,401	$	---

		Fair Value Measurements at December 31, 2013 Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$147,854	$	---	$147,854	$	---
States and political subdivisions	23,456		---	23,456		---
Mortgage-backed securities	2,840		---	2,840		---
Corporate debt securities	7,395		---	7,395		---
Other securities	857		---	857		---
Total securities available for sale	$182,402	$	---	$182,402	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2014 or December 31, 2013. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at March 31, 2014 and at December 31, 2013.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2014	Impaired loans net of valuation allowance	$2,183	$	---	$	---	$2,183
December 31, 2013	Impaired loans net of valuation allowance	1,989		---		---	1,989

Impaired loans are measured quarterly for impairment. The Company employs the most applicable valuation method for each loan based on current information at the time of valuation.

The following tables present information about Level 3 Fair Value Measurements for March 31, 2014 and December 31, 2013.

March 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Discounted appraised value	Selling cost	0%	(1)	-	10.00%	(0.67%)

(1)     The collateral method of fair value measurement incorporates a discount for selling costs if collection of the loan is expected to come from sale of the collateral. Fair value measurement using the collateral method for a loan that is dependent on the operation, but not the sale, of collateral for collection is not discounted for selling costs.

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2014	Other real estate owned net of valuation allowance	$4,901	$	---	$	---	$4,901
December 31, 2013	Other real estate owned net of valuation allowance	4,712		---		---	4,712

The following tables present information about Level 3 Fair Value Measurements for March 31, 2014 and December 31, 2013.

March 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%	(1)	-	10%	(5.50%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%		-	46.92%	(11.96%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at March 31, 2014 and December 31, 2013, and, as such, the related fair values have not been estimated.

The estimated fair values and related carrying amounts of the Company’s financial instruments follow.

	March 31, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$14,723	$14,723	$	---	$	---	$14,723
Interest-bearing deposits	108,841	108,841		---		---	108,841
Securities	355,799	---		355,506		---	355,506
Restricted securities	1,089	---		1,089		---	1,089
Loans, net	580,751	---		---		568,229	568,229
Accrued interest receivable	5,893	5,893		---		---	5,893
Bank-owned life insurance	21,335	21,335		---		---	21,335
Financial Liabilities:
Deposits	$964,086	$727,026	$	---		$247,523	$974,549
Accrued interest payable	78	78		---		---	79

	December 31, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$13,283	$13,283	$	---	$	---	$13,283
Interest-bearing deposits	97,376	97,376		---		---	97,376
Securities	346,385	---		341,739		---	341,739
Restricted securities	1,414	---		1,414		---	1,414
Mortgage loans held for sale	1,276	---		1,276		---	1,276
Loans, net	587,463	---		---		616,755	616,755
Accrued interest receivable	5,949	5,949		---		---	5,949
Bank-owned life insurance	21,181	21,181		---		---	21,181
Financial Liabilities:
Deposits	$960,036	$718,327	$	---		$247,753	$966,080
Accrued interest payable	92	92		---		---	92

Note 9: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2012	$2,047	$(4,785)	$(2,738)
Unrealized holding losses on available for sale securities net of tax of ($516)	(959)	---	(959)
Reclassification adjustment, net of tax of ($3)	(6)	---	(6)
Balance at March 31, 2013	$1,082	$(4,785)	$(3,703)

Balance at December 31, 2013	$(14,011)	$(2,953)	$(16,964)
Unrealized holding gains on available for sale securities net of tax of $1,681	3,121	---	3,121
Reclassification adjustment, net of tax of $0	---	---	---
Balance at March 31, 2014	$(10,890)	$(2,953)	$(13,843)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the “Company”), which are not otherwise apparent from the consolidated financial statements and other information included in this report.  Please refer to the financial statements and other information included in this report as well as the 2013 Annual Report on Form 10-K for an understanding of the following discussion and analysis.

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

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of our 2013 Annual Report on Form 10-K.

The effects of the recession continue to impact the national economy as well as the Company’s market. Signs of economic recovery are mixed with continued high unemployment and diminished real estate values. The Company’s trade area contains a diverse economy that includes large public colleges and universities, which somewhat insulated the Company’s market from the dramatic declines in real estate values seen in some other areas of the country. Real estate values in the Company’s market area appeared to stabilize in 2012 and 2013 and showed signs of improving. If the economic recovery wavers or reverses, it is likely that unemployment will continue at higher-than-normal levels or rise in the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the State as a result of the recession could also negatively impact employment. This could lead to an even higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. In conclusion, a slow economic recovery could have an adverse effect on all financial institutions, including the Company.

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

Probable loss is determined by applying historical net charge-off rates as well as additional percentages for trends and current levels of quantitative and qualitative factors. Loss rates are calculated for and applied to individual classes. Beginning with the first quarter of 2014, the Company began calculating the applicable loss rates by averaging loss rates over the most recent 8 quarters. Prior to 2014, the Company annualized the current year-to-date loss rate and averaged it with the loss rate of the previous year. The two methods yield similar results, and at the end of the year will yield the same average loss rate. The Company transitioned to using 8 quarters in order to provide ease of calculation on an ongoing basis. The look-back periods of 8 quarters beginning in 2014 and two years for periods ended December 31, 2013 and prior are applied consistently among all classes.

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

Trends and current levels of qualitative factors are evaluated and allocations are applied to each class. Qualitative factors include delinquency rates, loan quality and concentrations, loan officers’ experience, changes in lending policies and changes in the loan review process. Economic factors such as unemployment rates, bankruptcy rates and others are also evaluated, with standard allocations applied consistently to relevant classes.

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

The estimate of the allowance for March 31, 2014 considered market and portfolio conditions during the first three months of 2014 as well as the levels of delinquencies and net charge-offs in 2013. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 4 to the financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

Goodwill and Core Deposit Intangibles

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs impairment testing in the fourth quarter of each year. The Company’s most recent impairment test was performed in the fourth quarter of 2013. Accounting guidance provides the option of performing preliminary assessment of qualitative factors before performing more substantial testing for impairment. The Company opted not to perform the preliminary assessment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to the Company; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to the Company. Each measure indicated that the Company’s fair value exceeded its book value, validating that goodwill is not impaired.

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

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended March 31, 2014 and the year ended December 31, 2013. The measures for March 31, 2014 are annualized, except for basic earnings per share and fully diluted earnings per share.

	March 31, 2014	December 31, 2013
Return on average assets	1.61%	1.63%
Return on average equity	11.92%	11.90%
Basic earnings per share	$0.63	$2.56
Fully diluted earnings per share	$0.63	$2.55
Net interest margin (1)	4.12%	4.25%
Noninterest margin (2)	1.46%	1.43%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined 2 basis points for the three months ended March 31, 2014 as compared to the year ended December 31, 2013. The annualized return on average equity increased 2 basis points for the same period.

The annualized net interest margin was 4.12% for the three months ended March 31, 2014, down 13 basis points from the 4.25% reported for the year ended December 31, 2013. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.

The annualized noninterest margin increased 3 basis points from the year ended December 31, 2013. Please refer to the discussion under noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	March 31, 2014	December 31, 2013	Percent Change
Interest-bearing deposits	$108,841	$97,376	11.77%
Securities	356,888	347,799	2.61%
Loans, net	580,751	587,463	(1.14)%
Deposits	964,086	960,036	0.42%
Total assets	1,123,110	1,110,630	1.12%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	March 31, 2014	March 31, 2013	December 31, 2013
Nonperforming loans	$6,078	$12,425	$6,584
Loans past due 90 days or more, and still accruing	163	568	190
Other real estate owned	4,901	1,094	4,712
Allowance for loan losses to loans	1.41%	1.44%	1.38%
Net charge-off ratio	0.02%	0.50%	0.28%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.85%	2.35%	1.88%
Ratio of allowance for loan losses to nonperforming loans	136.51%	66.73%	124.95%

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

The Company’s risk analysis determined an allowance for loan losses of $8,297 at March 31, 2014, an increase from $8,227 at December 31, 2013 and $8,291 at March 31, 2013. The provision for the three months ended March 31, 2014 was $103, a decline from $671 for the same period in 2013. The ratio of allowance for loan losses to loans is 1.41% as of March 31 2014, compared with 1.38% December 31, 2013 and 1.44% at March 31, 2013.

Contributing to the decline in the provision for loan losses is an improved charge-off ratio for the three months ended March 31, 2014. The annualized net charge-off ratio is 0.02% for the first quarter of 2014, compared with 0.28% for the twelve-months ended December 31, 2013 and 0.50% for the three months ended March 31, 2013.

Asset quality indicators that improved from both December 31, 2013 and from March 31, 2013 included levels of nonperforming loans of $6,078 at March 31, 2014, compared with $6,584 at December 31, 2013 and $12,425 at March 31, 2013. The ratio of the allowance for loan losses to nonperforming loans improved to 136.51%, from 124.95% at December 31, 2013 and 66.73% at March 31, 2013. Loans past due 90 days or more and still accruing are $163, compared with $190 at December 31, 2013 and $568 at March 31, 2013. The ratio of nonperforming assets to loans and other real estate improved to 1.85% at March 31, 2014, compared with 1.88% at December 31, 2013 and 2.35% at March 31, 2013.

Economic factors were analyzed to determine their impact on the credit risk of the loan portfolio. Within the Company’s market area, average unemployment, personal bankruptcy and business bankruptcy rates worsened, while the residential vacancy rate and inventory of residential real estate were slightly improved.

Other real estate owned increased $189 from December 31, 2013 and $3,807 from March 31, 2013. As of March 31, 2014, total properties approximating $885 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

The recent economic recession and slow recovery have contributed to levels of asset quality measures that are higher than normal for the Company, however risk analyses show signs of improvement. When March 31, 2014 is compared to December 31, 2013, improvements in charge-off trends, nonperforming loans, accruing loans past due 90 days or more, residential vacancy rates and the inventory of residential real estate, were offset by slightly negative indications in average unemployment, personal bankruptcy and business bankruptcy rates. This resulted in a light increase to the allowance for loan losses from the level at December 31, 2013 and at March 31, 2014. The Company continues to monitor risk levels within the loan portfolio. Please refer to Note 4: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for further information on collectively-evaluated loans, individually-evaluated impaired loans and the unallocated portion of the allowance for loan losses.

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

The Company began coding modification on the core processing system during the second quarter of 2013. The Company uses the coding to assist in identifying troubled debt restructurings. The majority of modifications completed since formal coding was implemented were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings for the first quarter of 2014 follows:

Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	11	$2,960
Payment extensions for less than 3 months	43	1,636
Maturity date extensions of more than 1 month and up to 6 months	58	19,837
Maturity date extensions of more than 6 months and up to 12 months	48	3,046
Maturity date extensions of more than 12 months	3	86
Change in amortization term or method	9	1,769
Renewal of expired Home Equity Line of Credit loans to additional 10 years	7	37
Renewal of single-payment notes	70	1,500
Total modifications that do not constitute TDRs	249	$30,871

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

The Company’s TDRs were $7,152 at March 31, 2014, an increase from $7,043 at December 31, 2013. Accruing TDR loans amounted to $6,145 at March 31, 2014 and $6,191 at December 31, 2013. TDRs with a current payment history of at least 6 months may accrue interest.

	TDR Status as of March 31, 2014
			Accruing
	Total TDR Loans		Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		730		570		---		---		160
Commercial real estate		6,371		5,524		---		---		847
Commercial non real estate		51		51		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		---		---
Total TDR Loans		$7,152		$6,145	$	---	$	---		$1,007

	TDR Status as of December 31, 2013
			Accruing
	Total TDR Loans		Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		780		579		---		---		201
Commercial real estate		6,203		5,552		---		---		651
Commercial non real estate		60		60		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		---		---
Total TDR Loans		$7,043		$6,191	$	---	$	---		$852

Restructuring generally results in loans with either lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming. During the first quarter of 2014, the Company modified one loan totaling $209 in troubled debt restructurings, and during the first quarter of 2013, the Company modified 2 loans totaling $3,739. Please refer to Note 4 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the three months ended March 31, 2014 and 2013 follows:

	March 31, 2014			March 31, 2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$591,813	$8,071	5.53%	$583,912	$8,438	5.86%
Taxable securities (5)	205,857	1,653	3.26%	173,312	1,512	3.54%
Nontaxable securities (1)(5)(6)	162,413	2,325	5.81%	176,296	2,550	5.87%
Interest-bearing deposits	102,240	65	0.26%	99,216	58	0.24%
Total interest-earning assets	$1,062,323	$12,114	4.62%	$1,032,736	$12,558	4.93%
Interest-bearing liabilities:
Interest-bearing demand deposits	$497,095	$911	0.74%	$448,817	$1,008	0.91%
Savings deposits	75,944	9	0.05%	70,647	8	0.05%
Time deposits	239,651	395	0.67%	275,857	663	0.97%
Total interest-bearing liabilities	$812,690	$1,315	0.66%	$795,321	$1,679	0.86%
Net interest income and interest rate spread		$10,799	3.96%		$10,879	4.08%
Net yield on average interest-earning assets			4.12%			4.27%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three-month periods presented.
(2)	Included in interest income are loan fees of $144 and $286 for the three months ended March 31, 2014 and 2013, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes mortgage loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The net interest margin for the three months ended March 31, 2014 decreased 15 basis points from the three months ended March 31, 2013. The decrease in interest rate spread was driven by a decline in the yield on earning assets of 31 basis points offset by a decline in the cost of interest-bearing liabilities of 20 basis points. Both loans and securities experienced a decline in yields. The 33 basis point decline in the yield on loans stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The yield on taxable securities was 28 basis points lower for the three months ended March 31, 2014, when compared with the same period in 2013, while the yield on nontaxable securities declined 6 basis points over the same period. The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments. The decline in the cost of interest-bearing liabilities came mainly from a 30 basis point reduction in the cost of time deposits and a 17 basis point reduction in interest-bearing demand deposits when the three month periods ended March 31, 2014 and March 31, 2013 are compared.

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

Provision and Allowance for Loan Losses

The provision for loan losses for the three month period ended March 31, 2014 was $103, compared with $671 for the three months of 2013. The provision for loan losses is the result of a detailed analysis performed to estimate an appropriate and adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at March 31, 2014 was 1.41%, which compares to 1.38% at December 31, 2013. The net charge-off ratio was 0.02% at March 31, 2014 and 0.28% at December 31, 2013. The change in the provision for loan losses was largely attributable to improvements in credit quality trends, lower net charge-offs, and higher recoveries of prior charge-offs during the first quarter of 2014. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	March 31, 2014	March 31, 2013	Percent Change
Service charges on deposits	$592	$588	0.68%
Other service charges and fees	65	60	8.33%
Credit card fees	797	740	7.70%
Trust fees	293	289	1.38%
BOLI income	175	188	(6.91)%
Other income	277	281	(1.42)%
Realized securities gains	1	9	(88.89)%

Service charges on deposit accounts for the three months ended March 31, 2014 increased $4 or 0.68% when compared with the same period in 2013.

Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Other service charges & fees for the three months ended March 31, 2014 increased $5 from the same period in 2013, due to minor and routine fluctuations.

Credit card fees for the three months of 2014 increased $57, or 7.70%, when compared with the same period last year. The increase was due to a higher volume of merchant transactions and credit card fees.

Income from trust fees increased 1.38% or $4 from the $289 earned in the same period of 2013. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income decreased $13 from March 31, 2013 to March 31, 2014.

Other income includes net gains from the sales of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the three months ended March 31, 2014 decreased $4 when compared with the three months ended March 31, 2013. These areas fluctuate with market conditions and because of competitive factors.

Net realized securities loss for the three months ended March 31, 2014 were $1, as compared with $9 for the same period in 2013. Net realized securities gains and losses are market driven and have resulted from calls and sales of securities.

Noninterest Expense

	Three Months Ended
	March 31, 2014	March 31, 2013	Percent Change
Salaries and employee benefits	$2,999	$2,940	2.01%
Occupancy, furniture and fixtures	440	432	1.85%
Data processing and ATM	363	393	(7.63)%
FDIC assessment	147	136	8.09%
Credit card processing	549	552	(0.54)%
Intangibles amortization	269	271	(0.74)%
Net costs of other real estate owned	77	75	2.67%
Franchise taxes	279	258	8.14%
Other operating expenses	1,059	907	16.76%

Total noninterest expense increased $218 or 3.66% when the three months ended March 31, 2014 are compared to the same period of 2013. Most of the increase stemmed from an increase of $152 in other operating expense. The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations and other expenses. Contributing to the increase were higher telephone, charitable contributions and business development expenses, as well as a loss on the sale of fixed assets of $94.

FDIC assessment expense for the three months ended March 31, 2014 increased $11 or 8.09% over the same period for 2013. The calculation to determine the FDIC assessment uses assets as the assessment base.

Occupancy, furniture and fixtures expense increased 1.85%, from $432 for the three months ended March 31, 2013 to $440 as of March 31, 2014.

Salary and benefits expense was $2,999 for the three months ended March 31, 2014, similar to the $2,940 for the three months ended March 31, 2013.

Credit card processing expense decreased by 0.54% from the total for the three months ended March 31, 2013. This expense is driven by volume and other factors and is subject to a degree of variability.

Net costs of other real estate owned increased $2 from the three months ended March 31, 2013 to $77 for the three months ended March 31, 2014. This expense category includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market.

Data processing and ATM expense for the three months ended March 31, 2014 decreased $30 when compared with the expense for the three months ended March 31, 2013.

The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, with minimal change in expense between the three month periods ended March 31, 2014 and March 31, 2013.

Bank franchise tax expense for the three months ended March 31, 2014 increased $21 or 8.14% over the same period in 2013. The tax is calculated based on equity.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

	March 31, 2014	December 31, 2013	Percent Change
Assets
Interest-bearing deposits	$102,240	$80,044	27.73%
Securities available for sale and restricted stock	186,666	198,093	(5.77)%
Securities held to maturity	162,782	164,888	(1.28)%
Loans, net	583,189	577,746	0.94%
Total assets	1,108,867	1,090,703	1.67%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$141,013	$141,445	(0.31)%
Interest-bearing demand deposits	497,095	459,340	8.22%
Savings deposits	75,944	72,783	4.34%
Time deposits	239,651	259,914	(7.80)%
Stockholders’ equity	149,877	149,491	0.26%

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

Loans

	March 31, 2014	December 31, 2013	Percent Change
Real estate construction loans	$42,307	$45,925	(7.88)%
Consumer real estate loans	146,353	145,499	0.59%
Commercial real estate loans	308,556	311,266	(0.87)%
Commercial non real estate loans	32,016	31,262	2.41%
Public sector and IDA	33,706	34,220	(1.50)%
Consumer non real estate	27,008	28,423	(4.98)%
Less: unearned income	(898)	(905)	(0.77)%
Loans, net of unearned income	$589,048	$595,690	(1.12)%

The Company’s loans net of unearned income decreased by $6,642 or 1.12%, from $595,690 at December 31, 2013 to $589,048 at March 31, 2014. Growth in commercial non real estate and consumer real estate loans was offset by declines in real estate construction loans of $3,618, public sector loans of $514 and consumer non real estate of $1,415 from December 31, 2013 to March 31, 2014.

The 4.98% decline in consumer non real estate loans continues a trend that has been evident over the past several years. The availability of low cost dealer auto loans and other products, such as home equity lines of credit, make traditional consumer installment loans less attractive to customers.

Commercial real estate loans declined $2,710 from December 31, 2013 while commercial non real estate loans increased by $754 or 2.41% from December 31, 2013. The changes are due to market, economic and competitive forces and are not the result of changes in lending policies.

The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products, reverse mortgages or loans with initial teaser rates.

Deposits

	March 31, 2014	December 31, 2013	Percent Change
Noninterest-bearing demand deposits	$145,963	$142,645	2.33%
Interest-bearing demand deposits	503,596	501,541	0.41%
Saving deposits	77,467	74,141	4.49%
Time deposits	237,060	241,709	(1.92)%
Total deposits	$964,086	$960,036	0.42%

Total deposits increased $4,050, or 0.42% from $960,036 at December 31, 2013 to $964,086 at March 31, 2014. Increases in non-time deposits totaled $8,699, or 1.21%. These increases were offset by a decline time deposits of $4,649, or 1.92%, when March 31, 2014 is compared with December 31, 2013. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers are unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At March 31, 2014, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At March 31, 2014, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At March 31, 2014, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At March 31, 2014, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At March 31, 2014, the loan to deposit ratio was 61.10%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at March 31, 2014 was $153,417, an increase of $7,525, or 5.16%, from the $145,892 at December 31, 2013. The Tier I and Tier II risk-based capital ratios at March 31, 2014 were 23.30% and 24.51%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

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

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. Mortgages must meet strict underwriting and documentation requirements for the sale to be completed. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of March 31, 2014. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2014, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at March 31, 2014. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the three months of 2014 and have not changed materially from those which were disclosed in the Company’s 2013 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2013 in the Company’s 2013 Form 10-K.

Item 4.   Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2014 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2013 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

                Not applicable.

Item 5.    Other Information

Subsequent Events

From March 31, 2014, the balance sheet date of this Form 10-Q, through the date of filing the Form 10-Q with the Securities and Exchange Commission, there have been no material subsequent events that 1) provide additional evidence about conditions that existed on the date of the balance sheet, or 2) provide evidence about conditions that did not exist at the date of the balance sheet, but arose after the balance sheet date.

Item 6.    Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: May 12, 2014	/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2014	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Annual Report on Form 10K for fiscal year ended December 31, 2007)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2014 is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three months ended March 31, 2014, and 2013; (ii) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Financial Statements

*     Indicates a management contract or compensatory plan.