Form 10-Q
period 2014-06-30
NATIONAL BANKSHARES INC
filed 2014-08-06
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at August 1, 2014 6,947,974

(This report contains 55 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I
Item 1. Financial Statements	Financial Information
National Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
$ in thousands, except per share data	2014	2013
Assets
Cash and due from banks	$15,917	$13,283
Interest-bearing deposits	106,112	98,066
Securities available for sale, at fair value	195,407	181,712
Securities held to maturity (fair value approximates $166,182 at June 30, 2014 and $159,337 at December 31, 2013)	162,956	163,983
Restricted stock, at cost	1,089	1,414
Mortgage loans held for sale	383	1,276
Loans:
Loans, net of unearned income and deferred fees	593,400	595,690
Less allowance for loan losses	(7,971)	(8,227)
Loans, net	585,429	587,463
Premises and equipment, net	9,482	9,951
Accrued interest receivable	5,798	5,949
Other real estate owned, net	5,293	4,712
Intangible assets and goodwill	7,761	8,299
Bank-owned life insurance	21,491	21,181
Other assets	11,361	13,341
Total assets	$1,128,479	$1,110,630

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$146,727	$142,645
Interest-bearing demand deposits	510,304	501,541
Savings deposits	79,255	74,141
Time deposits	231,177	241,709
Total deposits	967,463	960,036
Accrued interest payable	71	92
Other liabilities	4,149	4,610
Total liabilities	971,683	964,738
Commitments and contingencies	---	---
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,947,974 shares at June 30, 2014 and December 31, 2013	8,685	8,685
Retained earnings	158,863	154,171
Accumulated other comprehensive loss, net	(10,752)	(16,964)
Total stockholders' equity	156,796	145,892
Total liabilities and stockholders' equity	$1,128,479	$1,110,630

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended June 30, 2014 and 2013

(Unaudited)

	June 30,	June 30,
$ in thousands, except per share data	2014	2013
Interest Income
Interest and fees on loans	$7,819	$8,192
Interest on interest-bearing deposits	64	58
Interest on securities – taxable	1,697	1,694
Interest on securities – nontaxable	1,474	1,618
Total interest income	11,054	11,562

Interest Expense
Interest on time deposits of $100 or more	145	230
Interest on other deposits	1,150	1,318
Total interest expense	1,295	1,548
Net interest income	9,759	10,014
Provision for loan losses	701	355
Net interest income after provision for loan losses	9,058	9,659

Noninterest Income
Service charges on deposit accounts	607	625
Other service charges and fees	38	42
Credit card fees	961	853
Trust income	332	311
BOLI income	177	176
Other income	229	223
Realized securities gains, net	---	9
Total noninterest income	2,344	2,239

Noninterest Expense
Salaries and employee benefits	3,007	2,992
Occupancy and furniture and fixtures	417	404
Data processing and ATM	394	418
FDIC assessment	117	136
Credit card processing	665	646
Intangible assets amortization	269	269
Net costs of other real estate owned	84	65
Franchise taxes	287	265
Other operating expenses	820	942
Total noninterest expense	6,060	6,137
Income before income taxes	5,342	5,761
Income tax expense	1,233	1,326
Net Income	$4,109	$4,435
Basic net income per common share	$0.59	$0.64
Fully diluted net income per common share	$0.59	$0.64
Weighted average number of common shares outstanding – basic	6,947,974	6,947,974
Weighted average number of common shares outstanding – diluted	6,960,683	6,968,348
Dividends declared per common share	$0.55	$0.54

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended June 30, 2014 and 2013

(Unaudited)

	June 30,	June 30,
$ in thousands	2014	2013
Net Income	$4,109	$4,435

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gains (losses) on available for sale securities net of tax of $1,664 and ($4,577) for the periods ended June 30, 2014 and 2013, respectively	3,091	(8,500)
Reclassification adjustment, net of tax of $0 and ($3) for the periods ended June 30, 2014 and 2013, respectively	---	(6)
Other comprehensive income (loss), net of tax of $1,664 and ($4,580) for the periods ended June 30, 2014 and 2013, respectively	3,091	(8,506)
Total Comprehensive Income (Loss)	$7,200	$(4,071)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Six Months Ended June 30, 2014 and 2013

(Unaudited)

	June 30,	June 30,
$ in thousands, except per share data	2014	2013
Interest Income
Interest and fees on loans	$15,754	$16,511
Interest on interest-bearing deposits	129	116
Interest on securities – taxable	3,350	3,206
Interest on securities – nontaxable	2,974	3,266
Total interest income	22,207	23,099

Interest Expense
Interest on time deposits of $100 or more	298	498
Interest on other deposits	2,312	2,729
Total interest expense	2,610	3,227
Net interest income	19,597	19,872
Provision for loan losses	804	1,026
Net interest income after provision for loan losses	18,793	18,846

Noninterest Income
Service charges on deposit accounts	1,199	1,213
Other service charges and fees	103	102
Credit card fees	1,758	1,593
Trust income	625	600
BOLI income	352	364
Other income	506	504
Realized securities gains, net	1	18
Total noninterest income	4,544	4,394

Noninterest Expense
Salaries and employee benefits	6,006	5,932
Occupancy and furniture and fixtures	857	836
Data processing and ATM	757	811
FDIC assessment	264	272
Credit card processing	1,214	1,198
Intangible assets amortization	538	540
Net costs of other real estate owned	161	140
Franchise taxes	566	523
Other operating expenses	1,879	1,849
Total noninterest expense	12,242	12,101
Income before income taxes	11,095	11,139
Income tax expense	2,582	2,488
Net Income	$8,513	$8,651
Basic net income per common share	$1.23	$1.25
Fully diluted net income per common share	$1.22	$1.24
Weighted average number of common shares outstanding – basic	6,947,974	6,947,974
Weighted average number of common shares outstanding – diluted	6,962,274	6,968,711
Dividends declared per common share	$0.55	$0.54

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Six Months Ended June 30, 2014 and 2013

(Unaudited)

	June 30,	June 30,
$ in thousands	2014	2013
Net Income	$8,513	$8,651

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gains (losses) on available for sale securities net of tax of $3,345 and ($5,094) for the periods ended June 30, 2014 and 2013, respectively	6,212	(9,458)
Reclassification adjustment, net of tax of $0 and ($6) for the periods ended June 30, 2014 and 2013, respectively	---	(12)
Other comprehensive income (loss), net of tax of $3,345 and ($5,100) for the periods ended June 30, 2014 and 2013, respectively	6,212	(9,470)
Total Comprehensive Income	$14,725	$(819)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six Months June 30, 2014 and 2013

(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2012	$8,685	$144,162	$(2,738)	$150,109
Net income	---	8,651	---	8,651
Dividends $0.54 per share	---	(3,752)	---	(3,752)
Other comprehensive loss, net of tax( $5,100)	---	---	(9,470)	(9,470)
Balances at June 30, 2013	$8,685	$149,061	$(12,208)	$145,538

Balances at December 31, 2013	$8,685	$154,171	$(16,964)	$145,892
Net income	---	8,513	---	8,513
Dividends $0.55 per share	---	(3,821)	---	(3,821)
Other comprehensive income, net of tax $3,345	---	---	6,212	6,212
Balances at June 30, 2014	$8,685	$158,863	$(10,752)	$156,796

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013

(Unaudited)

	June 30,	June 30,
$ in thousands	2014	2013
Cash Flows from Operating Activities
Net income	$8,513	$8,651
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	804	1,026
Depreciation of bank premises and equipment	355	364
Amortization of intangibles	538	540
Amortization of premiums and accretion of discounts, net	74	85
Losses on disposal of fixed assets	94	---
Gains on sales and calls of securities available for sale, net	---	(18)
Gains on calls of securities held to maturity, net	(1)	---
Losses and write-downs on other real estate owned, net	23	64
Increase in cash value of bank-owned life insurance	(310)	(335)
Net change in:
Mortgage loans held for sale	893	846
Accrued interest receivable	151	(44)
Other assets	(1,366)	1,311
Accrued interest payable	(21)	(13)
Other liabilities	(461)	(446)
Net cash provided by operating activities	9,286	12,031

Cash Flows from Investing Activities
Net change interest-bearing deposits	(8,046)	32,725
Proceeds from calls, principal payments, sales and maturities of securities available for sale	3,828	53,195
Proceeds from calls, principal payments and maturities of securities held to maturity	6,342	7,044
Purchases of securities available for sale	(7,974)	(83,993)
Purchases of securities held to maturity	(5,381)	(13,484)
Net change in restricted stock	325	275
Purchases of loan participations	---	(900)
Collections of loan participations	1,373	91
Loan originations and principal collections, net	(1,165)	3,025
Proceeds from disposal of other real estate owned	234	803
Recoveries on loans charged off	184	61
Proceeds from sale and purchases of bank premises and equipment, net	22	(185)
Net cash used in investing activities	(10,258)	(1,343)
Cash Flows from Financing Activities
Net change in time deposits	(10,532)	(18,138)
Net change in other deposits	17,959	9,893
Cash dividends paid	(3,821)	(3,752)
Net cash provided by (used in) financing activities	3,606	(11,997)
Net change in cash and due from banks	2,634	(1,309)
Cash and due from banks at beginning of period	13,283	14,783
Cash and due from banks at end of period	$15,917	$13,474

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$2,631	$3,240
Income taxes paid	2,922	2,428

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$1,244	$1,484
Loans transferred to other real estate owned	838	401
Unrealized net gains (losses) on securities available for sale	9,557	(14,570)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

$ in thousands, except per share data

Note 1:	General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the six months ended June 30, 2014 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2013 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

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

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	46,000	$23.96
Exercised	---	---
Forfeited or expired	---	---
Outstanding June 30, 2014	46,000	$23.96	0.86	$319
Exercisable at June 30, 2014	46,000	$23.96	0.86	$319

There were no shares exercised during the six months ended June 30, 2014 or June 30, 3013. As of June 30, 2014, there was no unrecognized compensation expense related to stock options.

Note 3:	Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	June 30, 2014	December 31, 2013
Real estate construction	$45,953	$45,925
Consumer real estate	145,664	145,499
Commercial real estate	305,511	311,266
Commercial non real estate	32,045	31,262
Public sector and IDA	36,107	34,220
Consumer non real estate	29,004	28,423
Gross loans	594,284	596,595
Less unearned income and deferred fees	(884)	(905)
Loans, net of unearned income and deferred fees	$593,400	$595,690

Note 4:	Allowance for Loan Losses, Nonperforming Assets and Impaired Loans

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

Troubled debt restructures impact the estimation of the appropriate level of the allowance for loan losses. If the restructuring included forgiveness of a portion of principal, the charge-off is included in the historical charge-off rates applied to the collective evaluation methodology. Further, restructured loans are individually evaluated for impairment and any amount of book value that exceeds fair value is accrued in the allowance for loan losses. TDRs that experience a payment default are examined to determine whether the default indicates collateral dependency or a decline in estimates of cash flow used in the fair value measurement. TDRs, as well as all impaired loans, that are determined to be collateral dependent are charged down to fair value. Deficiencies indicated by impairment measurements for TDRs that are not collateral dependent may be accrued in the allowance for loan losses or charged off if deemed uncollectible.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Three Months Ended June 30, 2014
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, March 31, 2014	$850	$1,814	$3,694	$861	$202	$529	$347	$8,297
Charge-offs	---	(16)	(891)	(79)	---	(67)	---	(1,053)
Recoveries	---	---	17	---	---	9	---	26
Provision for loan losses	(187)	(244)	970	274	76	81	(269)	701
Balance, June 30, 2014	$663	$1,554	$3,790	$1,056	$278	$552	$78	$7,971

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2014
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2013	$863	$1,697	$3,685	$989	$132	$576	$285	$8,227
Charge-offs	(2)	(70)	(943)	(79)	---	(150)	---	(1,244)
Recoveries	---	---	25	131	---	28	---	184
Provision for loan losses	(198)	(73)	1,023	15	146	98	(207)	804
Balance, June 30, 2014	$663	$1,554	$3,790	$1,056	$278	$552	$78	$7,971

	Activity in the Allowance for Loan Losses for the Three Months Ended June 30, 2013
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, March 31, 2013	$1,173	$1,846	$3,289	$1,276	$110	$585	$12	$8,291
Charge-offs	---	(46)	---	(556)	---	(128)	---	(730)
Recoveries	---	1	4	---	---	31	---	36
Provision for loan losses	(141)	(131)	(264)	761	1	25	104	355
Balance, June 30, 2013	$1,032	$1,670	$3,029	$1,481	$111	$513	$116	$7,952

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2013
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2012	$1,070	$2,263	$3,442	$959	$142	$424	$49	$8,349
Charge-offs	(184)	(99)	(35)	(960)	---	(206)	---	(1,484)
Recoveries	---	1	4	16	---	40	---	61
Provision for loan losses	146	(495)	(382)	1,466	(31)	255	67	1,026
Balance, June 30, 2013	$1,032	$1,670	$3,029	$1,481	$111	$513	$116	$7,952

	Allowance for Loan Losses as of June 30, 2014
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$13	$277	$1	$	---	$	---	$	---	$291
Collectively evaluated for impairment		663	1,541	3,513	1,055		278		552		78	7,680
Total		$663	$1,554	$3,790	$1,056		$278		$552		$78	$7,971

	Allowance for Loan Losses as of December 31, 2013
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$10	$610	$4	$	---	$	---	$	---	$624
Collectively evaluated for impairment		863	1,687	3,075	985		132		576		285	7,603
Total		$863	$1,697	$3,685	$989		$132		$576		$285	$8,227

	Loans as of June 30, 2014
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$694	$10,404	$46	$	---	$	---	$	---	$11,144
Collectively evaluated for impairment		45,953	144,970	295,107	31,999		36,107		29,004		---	583,140
Total loans		$45,953	$145,664	$305,511	$32,045		$36,107		$29,004	$	---	$594,284

	Loans as of December 31, 2013
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$780	$12,079	$102	$	---	$24	$	---	$12,985
Collectively evaluated for impairment		45,925	144,719	299,187	31,160		34,220	28,399		---	583,610
Total		$45,925	$145,499	$311,266	$31,262		$34,220	$28,423	$	---	$596,595

A summary of ratios for the allowance for loan losses follows.

	Six Months Ended June 30,		Year Ended December 31,
	2014	2013	2013
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.34%	1.35%	1.38%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.36%	0.49%	0.28%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	June 30,		December 31,
	2014	2013	2013
Nonperforming assets:
Nonaccrual loans	$2,335	$10,428	$5,732
Restructured loans in nonaccrual	2,674	1,522	852
Total nonperforming loans	5,009	11,950	6,584
Other real estate owned, net	5,293	969	4,712
Total nonperforming assets	$10,302	$12,919	$11,296
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.72%	2.19%	1.88%
Ratio of allowance for loan losses to nonperforming loans(1)	159.13%	66.54%	124.95%

(1)     The Company defines nonperforming loans as nonaccrual loans. Loans 90 days or more past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	June 30,				December 31,
	2014		2013		2013
Loans past due 90 days or more and still accruing		$266		$125	$190
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.04%		0.02%	0.03%
Accruing restructured loans		$6,240		$6,234	$6,191
Impaired loans:
Impaired loans with no valuation allowance		$8,155		$15,946	$10,372
Impaired loans with a valuation allowance		2,989		1,449	2,613
Total impaired loans		$11,144		$17,395	$12,985
Valuation allowance		(291)		(273)	(624)
Impaired loans, net of allowance		$10,853		$17,122	$12,361
Average recorded investment in impaired loans(1)		$11,898		$17,889	$16,654
Interest income recognized on impaired loans, after designation as impaired		$191		$77	$267
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)      Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loans that meet the Company’s balance threshold of $250 and TDRs are designated as impaired. No interest income was recognized on nonaccrual loans for the six months ended June 30, 2014 or June 30, 2013 or for the year ended December 31, 2013.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of June 30, 2014
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$396	$369	$168	$201	$3
Residential closed-end junior liens	248	248	---	248	6
Investor-owned residential real estate	77	77	---	77	4
Commercial Real Estate(2)
Multifamily real estate	3,237	2,823	868	1,955	248
Commercial real estate, owner-occupied	4,541	4,458	3,996	462	29
Commercial real estate, other	3,123	3,123	3,123	---	---
Commercial Non Real Estate(2)
Commercial and Industrial	46	46	---	46	1
Consumer Non Real Estate(2)
Automobile	---	---	---	---	---
Total	$11,668	$11,144	$8,155	$2,989	$291

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2013
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$440	$442	$232	$210	$3
Residential closed-end junior liens	259	261	---	261	7
Investor-owned residential real estate	81	82	82	---	---
Commercial Real Estate(2)
Multifamily real estate	3,278	3,274	3,274	---	---
Commercial real estate, owner occupied	5,643	5,645	3,864	1,781	610
Commercial real estate, other	3,158	3,158	3,158	---	---
Commercial Non Real Estate(2)
Commercial and Industrial	102	103	1	102	4
Consumer Non Real Estate(2)
Automobile	24	24	24	---	---
Total	$12,985	$12,989	$10,635	$2,354	$624

(1)	Recorded investment includes principal net of unearned interest and deferred fees and costs, and accrued interest.
(2)	Only classes with impaired loans are shown.

The following tables show the average investment and interest income recognized for impaired loans.

	For the Six Months Ended June 30, 2014
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$452	$13
Residential closed-end junior liens	254	8
Investor-owned residential real estate	81	2
Commercial Real Estate(2)
Multifamily real estate	2,821	---
Commercial real estate, owner occupied	5,032	77
Commercial real estate, other	3,140	89
Commercial Non Real Estate(2)
Commercial and Industrial	95	2
Consumer Non Real Estate(2)
Automobile	23	---
Total	$11,898	$191

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Year Ended December 31, 2013
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction, residential	$40	$	---
Construction, other	2,885		---
Consumer Real Estate(2)
Residential closed-end first liens	364		3
Residential closed-end junior liens	280		9
Investor-owned residential real estate	131		6
Commercial Real Estate(2)
Multifamily real estate	4,172		---
Commercial real estate, owner occupied	5,265		136
Commercial real estate, other	3,369		110
Commercial Non Real Estate(2)
Commercial and Industrial	117		3
Consumer Non Real Estate(2)
Automobile	31		---
Total	$16,654		$267

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

An analysis of past due and nonaccrual loans follows.

June 30, 2014
	30 – 89 Days Past Due	90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction, other	$42	$	---	$	---	$	---
Consumer Real Estate(1)
Equity lines	72		---		---		---
Residential closed-end first liens	1,037		332		233		186
Residential closed-end junior liens	111		---		---		---
Investor-owned residential real estate	269		---		---		16
Commercial Real Estate(1)
Multifamily real estate	722		2,823		---		2,823
Commercial real estate, owner-occupied	1,347		1,566		---		1,913
Commercial Non Real Estate(1)
Commercial and Industrial	880		---		---		71
Consumer Non Real Estate(1)
Credit cards	45		7		7		---
Automobile	347		26		26		---
Other consumer loans	86		---		---		---
Total	$4,958		$4,754		$266		$5,009

(1)     Only classes with past-due or nonaccrual loans are shown.

An analysis of past due and nonaccrual loans follows.

December 31, 2013
	30 – 89 Days Past Due	90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction, residential	$45	$	---	$	---	$	---
Construction, other	45		---		---		---
Consumer Real Estate(1)
Residential closed-end first liens	903		252		128		308
Residential closed-end junior liens	10		---		---		---
Investor-owned residential real estate	422		91		---		91
Commercial Real Estate(1)
Multifamily real estate	430		3,278		---		3,278
Commercial real estate, owner occupied	604		2,519		---		2,756
Commercial real estate, other	32		---		---		---
Commercial Non Real Estate(1)
Commercial and Industrial	196		43		---		128
Consumer Non Real Estate(1)
Credit cards	3		13		13		---
Automobile	217		26		2		23
Other consumer loans	49		46		47		---
Total	$2,956		$6,268		$190		$6,584

(1)     Only classes with past-due or nonaccrual loans are shown.

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

Determination of risk grades was completed for the portfolio as of June 30, 2014 and 2013 and December 31, 2013.

The following displays collectively-evaluated loans by credit quality indicator.

June 30, 2014

	Pass	Special Mention		Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$17,579	$	---	$	---
Construction, other	28,332		29		14
Consumer Real Estate
Equity lines	17,060		---		15
Closed-end first liens	76,336		841		1,665
Closed-end junior liens	5,079		53		29
Investor-owned residential real estate	43,460		100		331
Commercial Real Estate
Multifamily residential real estate	66,196		---		721
Commercial real estate owner-occupied	129,889		203		2,121
Commercial real estate, other	91,762		1,194		3,020
Commercial Non Real Estate
Commercial and Industrial	30,868		202		930
Public Sector and IDA
States and political subdivisions	36,107		---		---
Consumer Non Real Estate
Credit cards	5,626		---		---
Automobile	11,195		157		50
Other consumer	11,956		14		6
Total	$571,445		$2,793		$8,902

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2013

	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$17,702	$163	$45
Construction, other	27,971	29	15
Consumer Real Estate
Equity lines	16,146	16	---
Closed-end first liens	82,767	1,007	1,275
Closed-end junior liens	4,813	109	3
Investor-owned residential real estate	38,071	105	407
Commercial Real Estate
Multifamily residential real estate	67,573	---	958
Commercial real estate owner-occupied	134,137	2,206	701
Commercial real estate, other	89,340	1,209	3,063
Commercial Non Real Estate
Commercial and Industrial	29,987	878	295
Public Sector and IDA
States and political subdivisions	34,220	---	---
Consumer Non Real Estate
Credit cards	6,354	---	---
Automobile	11,428	253	34
Other consumer	10,253	17	60
Total	$570,762	$5,992	$6,856

Sales, Purchases and Reclassification of Loans

The Company finances mortgages under “best efforts” contracts with mortgage purchasers. The mortgages are designated as held for sale upon initiation. There have been no reclassifications from portfolio loans to held for sale. There have been no loans held for sale transferred to portfolio loans. Occasionally, the Company purchases or sells participations in loans. All participation loans purchased met the Company’s normal underwriting standards at the time the participation was entered. Participation loans are included in the appropriate portfolio balances to which the allowance methodology is applied.

Troubled Debt Restructurings

The Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $8,914 at June 30, 2014, $7,043 at December 31, 2013, and $7,756 at June 30, 2013. The following tables present restructurings by class that occurred during six month period ended June 30, 2014, and the six month period ended June 30, 2013.

Note: Only classes with restructured loans are presented.

	Restructurings That Occurred During the Three Months Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post- Modification Outstanding Principal Balance
Commercial Real Estate
Multifamily real estate	1	$2,484	$2,484
Total	1	$2,484	$2,484

	Restructurings That Occurred During the Six Months Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post- Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, owner occupied	1	$184	$209
Multifamily real estate	1	2,484	2,484
Total	2	$2,668	$2,693

During the six-month period ended June 30, 2014, the Company restructured two loans. One commercial real estate, owner occupied loan was restructured pursuant to bankruptcy court orders. The restructuring provided payment relief by capitalizing interest, reducing the interest rate and re-amortizing payments. The fair value measurement of the restructured loan as of June 30, 2014 resulted in a specific allocation to the allowance for loan losses of $27.

One multifamily real estate loan was restructured to provide payment relief. The Company reduced the loan’s interest rate and re-amortized payments. The fair value measurement of the restructured loan as of June 30, 2014 resulted in a specific allocation to the allowance for loan losses of $248.

	Restructurings That Occurred During the Three Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Consumer Real Estate
Residential closed-end first liens	1	$212	$216
Residential closed-end junior liens	1	262	267
Total	2	$474	$483

	Restructurings That Occurred During the Six Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Consumer Real Estate
Residential closed-end first liens	1	$212	$216
Residential closed-end junior liens	1	262	267
Commercial Real Estate
Commercial real estate, owner-occupied	1	154	239
Commercial real estate, other	1	3,500	3,500
Total	4	$4,128	$4,222

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

The Company analyzed its TDR portfolio for loans that defaulted during the three- and six-month periods ended June 30, 2014 and June 30, 2013, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. There were no restructured loans that defaulted and were modified within 12 months prior to default for the three- or six-month periods ended June 30, 2014.

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

Restructured loans are individually evaluated for impairment. The fair value measurements for all of the restructured loans that defaulted during the three-month period ended June 30, 2013 were measured using the fair value of collateral and as such, were not significantly affected by the payment default. All were maintained on nonaccrual status as of June 30, 2013.

Note 5: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	June 30, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$174,800	$301	$13,215	$161,886
States and political subdivisions	21,428	912	5	22,335
Mortgage-backed securities	2,188	212	---	2,400
Corporate debt securities	8,801	66	198	8,669
Other securities	189	---	72	117
Total	$207,406	$1,491	$13,490	$195,407

	December 31, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$169,818	$199	$22,163	$147,854
States and political subdivisions	22,830	746	120	23,456
Mortgage-backed securities	2,627	213	---	2,840
Corporate debt securities	7,804	97	506	7,395
Other securities	189	---	22	167
Total securities available for sale	$203,268	$1,255	$22,811	$181,712

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type are as follows.

	June 30, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$17,935	$321	$834	$17,422
States and political subdivisions	143,150	5,705	2,020	146,835
Mortgage-backed securities	461	56	---	517
Corporate debt securities	1,410	1	3	1,408
Total	$162,956	$6,083	$2,857	$166,182

	December 31, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$13,973	$280	$1,448	$12,805
States and political subdivisions	149,490	2,971	6,502	145,959
Mortgage-backed securities	520	53	---	573
Total securities held to maturity	$163,983	$3,304	$7,950	$159,337

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	June 30, 2014
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$4,996	$13	$161,705	$14,036
States and political subdivisions	4,866	25	34,076	2,000
Corporate debt securities	2,424	19	3,845	182
Other securities	117	72	---	---
Total	$12,403	$129	$199,626	$16,218

	December 31, 2013
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$138,324	$20,400	$15,796	$3,211
States and political subdivisions	58,013	6,131	2,697	491
Corporate debt securities	5,511	506	---	---
Other securities	167	22	---	---
Total	$202,015	$27,059	$18,493	$3,702

The Company had 252 securities with a fair value of $212,029 which were temporarily impaired at June 30, 2014.  The total unrealized loss on these securities was $16,347. Of the temporarily impaired total, 232 securities with a fair value of $199,626 and an unrealized loss of $16,218 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at June 30, 2014 for the reasons set out below.

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

Restricted stock. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at June 30, 2014, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

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

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, “Development Stage Entities”, from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, “Consolidation”, for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-10 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

Note 7:	Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Six Months Ended June 30,
	2014	2013
Service cost	$262	$298
Interest cost	332	308
Expected return on plan assets	(556)	(492)
Amortization of prior service cost	(54)	(50)
Recognized net actuarial loss	130	266
Net periodic benefit cost	$114	$330

2014 Plan Year Employer Contribution

Without considering the prefunding balance, the Company’s minimum required contribution to the National Bankshares, Inc. Retirement Income Plan (the “Plan”) is $396. Considering the prefunding balance, the 2014 minimum required contribution is $0. The Company elected to contribute $205 to the Plan during the six months ended June 30, 2014, for the plan year 2013.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at June 30, 2014 Using
Description	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$161,886	$	---	$161,886	$	---
States and political subdivisions	22,335		---	22,335		---
Mortgage-backed securities	2,400		---	2,400		---
Corporate debt securities	8,669		---	8,669		---
Other securities	117		---	117		---
Total securities available for sale	$195,407	$	---	$195,407	$	---

		Fair Value Measurements at December 31, 2013 Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$147,854	$	---	$147,854	$	---
States and political subdivisions	23,456		---	23,456		---
Mortgage-backed securities	2,840		---	2,840		---
Corporate debt securities	7,395		---	7,395		---
Other securities	167		---	167		---
Total securities available for sale	$181,712	$	---	$181,712	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2014 or December 31, 2013. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Impaired loans are measured quarterly for impairment. The Company employs the most applicable valuation method for each loan based on current information at the time of valuation. Valuations of loans using the collateral method may include a discount for selling costs if collection of the loan is expected to come from sale of the collateral. Fair value measurement using the collateral method for a loan that is dependent on the operation, but not the sale, of collateral for collection is not discounted for selling costs.

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at June 30, 2014 and at December 31, 2013.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2014	Impaired loans net of valuation allowance	$2,698	$	---	$	---	$2,698
December 31, 2013	Impaired loans net of valuation allowance	1,989		---		---	1,989

The following tables present information about Level 3 Fair Value Measurements for June 30, 2014.

June 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Market rate for borrower (discount rate)	5.88%	-	9.50%	(7.35%)

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2014	Other real estate owned net of valuation allowance	$5,293	$	---	$	---	$5,293
December 31, 2013	Other real estate owned net of valuation allowance	4,712		---		---	4,712

The following tables present information about Level 3 Fair Value Measurements for June 30, 2014.

June 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(1)	–	10%	(6.33%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	-	46.92%	(14.47%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at June 30, 2014 and December 31, 2013, and, as such, the related fair values have not been estimated.

The estimated fair values and related carrying amounts of the Company’s financial instruments follow.

	June 30, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$15,917	$15,917	$	---	$	---	$15,917
Interest-bearing deposits	106,112	106,112		---		---	106,112
Securities	358,363	---		361,589		---	361,589
Restricted securities	1,089	---		1,089		---	1,089
Mortgage loans held for sale	383	---		383		---	383
Loans, net	585,429	---		---		576,676	576,676
Accrued interest receivable	5,798	5,798		---		---	5,798
Bank-owned life insurance	21,491	21,491		---		---	21,491
Financial Liabilities:
Deposits	$967,463	$736,286	$	---		$236,131	$972,417
Accrued interest payable	71	71		---		---	71

	December 31, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$13,283	$13,283	$	---	$	---	$13,283
Interest-bearing deposits	98,066	98,066		---		---	98,066
Securities	345,695	---		341,049		---	341,049
Restricted securities	1,414	---		1,414		---	1,414
Mortgage loans held for sale	1,276	---		1,276		---	1,276
Loans, net	587,463	---		---		616,755	616,755
Accrued interest receivable	5,949	5,949		---		---	5,949
Bank-owned life insurance	21,181	21,181		---		---	21,181
Financial Liabilities:
Deposits	$960,036	$718,327	$	---		$247,753	$966,080
Accrued interest payable	92	92		---		---	92

Note 9:	Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2012	$2,047	$(4,785)	$(2,738)
Unrealized holding losses on available for sale securities net of tax of ($5,094)	(9,458)	---	(9,458)
Reclassification adjustment, net of tax of ($6)	(12)	---	(12)
Balance at June 30, 2013	$(7,423)	$(4,785)	$(12,208)

Balance at December 31, 2013	$(14,011)	$(2,953)	$(16,964)
Unrealized holding gains on available for sale securities net of tax of $3,345	6,212	---	6,212
Reclassification adjustment, net of tax of $0	---	---	---
Balance at June 30, 2014	$(7,799)	$(2,953)	$(10,752)

The following provides information regarding reclassifications out of accumulated comprehensive income (loss) for the three- and six-month periods ended June 30, 2014 and June 30, 2013.

	3 Months Ended			6 Months Ended
	June 30, 2014		June 30, 2013	June 30, 2014		June 30, 2013
Reclassifications out of unrealized gains and losses on available-for-sale securities:
Realized securities gains, net	$	---	$9	$	---	$18
Income tax expense		---	3		---	6
Realized gains and losses on available-for-sale securities, net of tax, reclassified out of accumulated other comprehensive income	$	---	$6	$	---	$12

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

The effects of the recession continue to impact the national economy as well as the Company’s market. Signs of economic recovery are mixed with continued high unemployment and diminished real estate values. The Company’s trade area contains a diverse economy that includes large public colleges and universities, which somewhat insulated the Company’s market from the dramatic declines in real estate values seen in some other areas of the country. Real estate values in the Company’s market area appeared to stabilize in 2012 and 2013 and showed signs of improving in 2014. If the economic recovery wavers or reverses, it is likely that unemployment will continue at higher-than-normal levels or rise in the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the State as a result of the recession could also negatively impact employment. This could lead to an even higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. In conclusion, a slow economic recovery could have an adverse effect on all financial institutions, including the Company.

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

The estimate of the allowance for June 30, 2014 considered market and portfolio conditions during the first six months of 2014 as well as the levels of delinquencies and net charge-offs in the seven quarters prior to the quarter ended June 30, 2014. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 4 to the financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Performance Summary

The following table presents the Company’s key performance ratios for the six months ended June 30, 2014 and the year ended December 31, 2013. The measures for June 30, 2014 are annualized, except for basic earnings per share and fully diluted earnings per share.

	June 30, 2014	December 31, 2013
Return on average assets	1.54%	1.63%
Return on average equity	11.22%	11.90%
Basic earnings per share	$1.23	$2.56
Fully diluted earnings per share	$1.22	$2.55
Net interest margin (1)	4.07%	4.25%
Noninterest margin (2)	1.40%	1.42%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined 9 basis points for the six months ended June 30, 2014 as compared to the year ended December 31, 2013. The annualized return on average equity decreased 68 basis points for the same period.

The annualized net interest margin was 4.07% for the six months ended June 30, 2014, down 18 basis points from the 4.25% reported for the year ended December 31, 2013. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.

The annualized noninterest margin decreased 2 basis points from the year ended December 31, 2013. Please refer to the discussion under noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	June 30, 2014	December 31, 2013	Percent Change
Interest-bearing deposits	$106,112	$98,066	8.20%
Securities	359,452	347,109	3.56%
Loans, net	585,429	587,463	(0.35)%
Deposits	967,463	960,036	0.77%
Total assets	1,128,479	1,110,630	1.61%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	June 30, 2014	June 30, 2013	December 31, 2013
Nonperforming loans	$5,009	$11,950	$6,584
Loans past due 90 days or more, and still accruing	266	125	190
Other real estate owned	5,293	969	4,712
Allowance for loan losses to loans	1.34%	1.35%	1.38%
Net charge-off ratio	0.36%	0.49%	0.28%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.72%	2.19%	1.88%
Ratio of allowance for loan losses to nonperforming loans	159.13%	66.54%	124.95%

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

The Company’s risk analysis determined an allowance for loan losses of $7,971 at June 30, 2014, a decrease from $8,227 at December 31, 2013 and a slight increase from $7,952 at June 30, 2013. The provision for the six months ended June 30, 2014 was $804, a decline from $1,026 for the same period in 2013. The ratio of allowance for loan losses to loans is 1.34% as of June 30, 2014, compared with 1.38% December 31, 2013 and 1.35% at June 30, 2013.

Contributing to the decline in the allowance for loan losses as a percentage of loans and to the decline in the provision for loan losses is an improved charge-off ratio for the six months ended June 30, 2014. The annualized net charge-off ratio is 0.36% for the first half of 2014, compared with 0.49% for the six months ended June 30, 2013.

Asset quality indicators that improved from both December 31, 2013 and from June 30, 2013 included levels of nonperforming loans of $5,009 at June 30, 2014, compared with $6,584 at December 31, 2013 and $11,950 at June 30, 2013. The coverage ratio of the allowance for loan losses to nonperforming loans increased to 159.13%, from 124.95% at December 31, 2013 and 66.54% at June 30, 2013. The ratio of nonperforming assets to loans and other real estate owned also improved, from 1.88% at December 31, 2013 and 2.19% at June 30, 2013 to 1.72% at June 30, 2014.

Loans past due 90 days or more and still accruing remained at similar levels to December 31, 2013 and June 30, 2013, at $266, or 0.04% of the loan portfolio.

Economic factors were analyzed to determine their impact on the credit risk of the loan portfolio. Within the Company’s market area, average unemployment and residential vacancy rates indicated slight improvement, while the inventory of homes for sale and personal bankruptcy rates slightly worsened. Other factors, including competition, the interest rate environment and business bankruptcy rates remained at similar levels to the previous quarter.

Other real estate owned increased $581 from December 31, 2013 and $4,324 from June 30, 2013. As of June 30, 2014, total properties approximating $1,171 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

The recent economic recession and slow recovery have contributed to levels of asset quality measures that are higher than normal for the Company, however risk analyses show signs of improvement. Improvements in charge-off ratios, nonperforming loans, average unemployment and residential vacancy rates, partially offset by slightly negative indications in the inventory of homes for sale and personal bankruptcy resulted in an allowance slightly below the level at December 31, 2013 and June 30, 2013. The Company continues to monitor risk levels within the loan portfolio. Please refer to Note 4: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for further information on collectively-evaluated loans, individually-evaluated impaired loans and the unallocated portion of the allowance for loan losses.

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

The Company began coding modification on the core processing system during the second quarter of 2013. The Company uses the coding to assist in identifying troubled debt restructurings. The majority of modifications completed since formal coding was implemented were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings for the first half of 2014 follows:

Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	26	$13,750
Payment extensions for less than 3 months	44	649
Maturity date extensions of more than 1 month and up to 6 months	58	20,932
Maturity date extensions of more than 6 months and up to 12 months	68	3,176
Maturity date extensions of more than 12 months	6	1,250
Change in amortization term or method	12	2,030
Renewal of expired Home Equity Line of Credit loans to additional 10 years	13	323
Renewal of single-payment notes	72	1,436
Total modifications that do not constitute TDRs	299	$43,546

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

The Company’s TDRs were $8,914 at June 30, 2014, an increase from $7,043 at December 31, 2013. Accruing TDR loans amounted to $6,240 at June 30, 2014 and $6,191 at December 31, 2013. TDRs with a current payment history of at least 6 months may accrue interest.

	TDR Status as of June 30, 2014
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Consumer real estate	$695	$695	$	---	$	---	$695
Commercial real estate	8,174	5,264		236		264	2,674
Commercial non real estate	45	45		---		---	---
Total TDR Loans	$8,914	$6,004		$236		$264	$2,674

	TDR Status as of December 31, 2013
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Consumer real estate	$780	$579	$	---	$	---	$201
Commercial real estate	6,203	5,552		---		---	651
Commercial non real estate	60	60		---		---	---
Total TDR Loans	$7,043	$6,191	$	---	$	---	$852

Restructuring generally results in loans with either lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming. During the first half of 2014, the Company modified two loan with post-modification balances totaling $2,693 in troubled debt restructurings, and during the first half of 2013, the Company modified four loans with post-modification balances totaling $4,222. Please refer to Note 4 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the six months ended June 30, 2014 and 2013 follows:

	June 30, 2014			June 30, 2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$591,626	$16,024	5.46%	$583,698	$16,752	5.79%
Taxable securities (5)	209,754	3,350	3.22%	188,139	3,206	3.44%
Nontaxable securities (1)(5)(6)	160,654	4,605	5.78%	174,897	5,053	5.83%
Interest-bearing deposits	102,698	129	0.25%	90,099	116	0.26%
Total interest-earning assets	$1,064,732	$24,108	4.57%	$1,036,833	$25,127	4.89%
Interest-bearing liabilities:
Interest-bearing demand deposits	$497,574	$1,820	0.74%	$453,509	$1,971	0.88%
Savings deposits	77,510	18	0.05%	71,652	17	0.05%
Time deposits	237,113	772	0.66%	270,599	1,239	0.92%
Total interest-bearing liabilities	$812,197	$2,610	0.65%	$795,760	$3,227	0.82%
Net interest income and interest rate spread		$21,498	3.92%		$21,900	4.07%
Net yield on average interest-earning assets			4.07%			4.26%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the six-month periods presented.
(2)	Included in interest income are loan fees of $288 and $490 for the six months ended June 30, 2014 and 2013, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes mortgage loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The net interest margin for the six months ended June 30, 2014 decreased 19 basis points from the six months ended June 30, 2013. The decrease in interest rate spread was driven by a decline in the yield on earning assets of 32 basis points offset by a decline in the cost of interest-bearing liabilities of 17 basis points. Both loans and securities experienced a decline in yields. The 33 basis point decline in the yield on loans stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The yield on taxable securities was 22 basis points lower for the six months ended June 30, 2014, when compared with the same period in 2013, while the yield on nontaxable securities declined 5 basis points over the same period. The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments. The decline in the cost of interest-bearing liabilities came mainly from a 26 basis point reduction in the cost of time deposits and a 14 basis point reduction in interest-bearing demand deposits when the six month periods ended June 30, 2014 and June 30, 2013 are compared.

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

Provision and Allowance for Loan Losses

The provision for loan losses for the six month period ended June 30, 2014 was $804, compared with $1,026 for the six months of 2013. The provision for loan losses is the result of a detailed analysis to estimate an appropriate and adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at June 30, 2014 was 1.34%, which compares to 1.38% at December 31, 2013. The net charge-off ratio was 0.36% at June 30, 2014 and 0.28% at December 31, 2013. The change in the provision for loan losses was largely attributable to improvements in credit quality trends, lower net charge-offs when compared with those for the first half of 2013 and some positive economic indicators. See “Asset Quality” for additional information.

Noninterest Income

	Six Months Ended
	June 30, 2014	June 30, 2013	Percent Change
Service charges on deposits	$1,199	$1,213	(1.15)%
Other service charges and fees	103	102	0.98%
Credit card fees	1,758	1,593	10.36%
Trust fees	625	600	4.17%
BOLI income	352	364	(3.30)%
Other income	506	504	0.40%
Realized securities gains, net	1	18	(94.44)%

Service charges on deposit accounts for the six months ended June 30, 2014 decreased slightly when compared with the same period in 2013, while other service charges and fees increased slightly. Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance.

Credit card fees for the six months of 2014 increased $165, or 10.36%, when compared with the same period last year. The increase was due to a higher volume of merchant transactions and credit card fees.

Income from trust fees increased 4.17% or $25 from the $600 earned in the same period of 2013. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income decreased $12 from June 30, 2013 to June 30, 2014.

Other income includes net gains from the sales of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the six months ended June 30, 2014 increased $2 when compared with the six months ended June 30, 2013. These areas fluctuate with market conditions and because of competitive factors.

Net realized securities gains for the six months ended June 30, 2014 were $1, as compared with $18 for the same period in 2013. Net realized securities gains and losses are market driven and have resulted from calls and sales of securities.

Noninterest Expense

	Six Months Ended
	June 30, 2014	June 30, 2013	Percent Change
Salaries and employee benefits	$6,006	$5,932	1.25%
Occupancy, furniture and fixtures	857	836	2.51%
Data processing and ATM	757	811	(6.66)%
FDIC assessment	264	272	(2.94)%
Credit card processing	1,214	1,198	1.34%
Intangibles amortization	538	540	(0.37)%
Net costs of other real estate owned	161	140	15.00%
Franchise taxes	566	523	8.22%
Other operating expenses	1,879	1,849	1.62%

Total noninterest expense increased $141 or 1.17% when the six months ended June 30, 2014 are compared to the same period of 2013. Most of the increase stemmed from an increase of $74 in salaries and benefits, a $43 increase in franchise taxes and a $21 increase in the cost of other real estate owned. Bank franchise tax expense is calculated based on capital levels. The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market.

FDIC assessment expense for the six months ended June 30, 2014 decreased $8 or 2.94% over the same period for 2013. The calculation is based on total assets and incorporates risk-based factors to determine the amount of the assessment.

Occupancy, furniture and fixtures expense increased 2.51%, from $836 for the six months ended June 30, 2013 to $857 as of June 30, 2014. Credit card processing expense increased by 1.34% from the total for the six months ended June 30, 2013. This expense is driven by volume and other factors and is subject to a degree of variability.

Other operating expense increased $30 from $1,849 for the six months ended June 30, 2013 to $1,879 for the six months ended June 30, 2014. The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations and other expenses. Contributing to the increase were higher telephone and information services costs, as well as a loss on the sale of fixed assets of $94.

Data processing and ATM expense for the six months ended June 30, 2014 decreased $54 when compared with the expense for the six months ended June 30, 2013. The decline stemmed from upgrades to ATMs that resulted in lower maintenance expenses, and conversion to a lower-cost vendor for communication infrastructure.

The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, with minimal change in expense between the six month periods ended June 30, 2014 and June 30, 2013.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	June 30, 2014	December 31, 2013	Percent Change
Interest-bearing deposits	$102,698	$80,690	27.27%
Securities available for sale and restricted stock	190,433	197,447	(3.55)%
Securities held to maturity	163,643	164,888	(0.76)%
Loans, net	583,121	577,746	0.93%
Total assets	1,112,664	1,090,703	2.01%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$141,966	$141,445	0.37%
Interest-bearing demand deposits	497,574	459,340	8.32%
Savings deposits	77,510	72,783	6.49%
Time deposits	237,113	259,914	(8.77)%
Stockholders’ equity	152,975	149,491	2.33%

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

Loans

	June 30, 2014	December 31, 2013	Percent Change
Real estate construction loans	$45,953	$45,925	0.06%
Consumer real estate loans	145,664	145,499	0.11%
Commercial real estate loans	305,511	311,266	(1.85)%
Commercial non real estate loans	32,045	31,262	2.50%
Public sector and IDA	36,107	34,220	5.51%
Consumer non real estate	29,004	28,423	2.04%
Less: unearned income	(884)	(905)	(2.32)%
Loans, net of unearned income	$593,400	$595,690	(0.38)%

The Company’s loans net of unearned income decreased by $2,290 or 0.38%, from $595,690 at December 31, 2013 to $539,400 at June 30, 2014. Growth in real estate construction, consumer real estate, commercial non real estate, public sector and consumer non real estate was offset by declines in commercial real estate loans of $5,755 from December 31, 2013 to June 30, 2014.

Public sector and IDA loans increased $1,877 from December 31, 2013 while commercial non real estate loans increased by $783 or 2.50% from December 31, 2013. The changes are due to market, economic and competitive forces and are not the result of changes in lending policies.

The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products, reverse mortgages or loans with initial teaser rates.

Deposits

	June 30, 2014	December 31, 2013	Percent Change
Noninterest-bearing demand deposits	$146,727	$142,645	2.86%
Interest-bearing demand deposits	510,304	501,541	1.75%
Saving deposits	79,255	74,141	6.90%
Time deposits	231,177	241,709	(4.36)%
Total deposits	$967,463	$960,036	0.77%

Total deposits increased $7,427, or 0.77% from $960,036 at December 31, 2013 to $967,463 at June 30, 2014. Increases in non-time deposits totaled $17,959, or 2.50%. These increases were offset by a decline time deposits of $10,532, or 4.36%, when June 30, 2014 is compared with December 31, 2013. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers are unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At June 30, 2014, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At June 30, 2014, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At June 30, 2014, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At June 30, 2014, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At June 30, 2014, the loan to deposit ratio was 61.34%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at June 30, 2014 was $156,796, an increase of $10,904 or 7.47%, from the $145,892 at December 31, 2013. The Tier I and Tier II risk-based capital ratios at June 30, 2014 were 23.22% and 24.38%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

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

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. Mortgages must meet strict underwriting and documentation requirements for the sale to be completed. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of June 30, 2014. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the six months ended June 30, 2014, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at June 30, 2014. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the six months of 2014 and have not changed materially from those which were disclosed in the Company’s 2013 Form 10-K.

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

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2014 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3.    Defaults Upon Senior Securities

 None.

Item 4.    Mine Safety Disclosures

                 Not applicable.

Item 5.    Other Information

Change in Annual Meeting Date and Deadline for Shareholder Proposals

On July 9, 2014, the Board of Directors of the Company adopted an amendment (the “Amendment”) of the Bylaws of the Company. The Amendment became effective immediately on its adoption and changed the date of the annual meeting of the shareholders from the second Tuesday in April to the second Tuesday in May each year.

A copy of the Company’s Amended and Restated Bylaws was attached to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 9, 2014.

Because the expected date of the 2015 Annual Meeting represents a change of more than 30 days from the anniversary of the Company’s 2014 annual shareholders’ meeting, the Company has set a new deadline for the receipt of shareholder proposals submitted pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for inclusion in the Company’s proxy materials for the 2015 Annual Meeting. In order to be considered for inclusion, such proposals must be received in writing by the Company before the close of business on December 8, 2014 and delivered to the Company’s President at the Company’s principal executive offices located at 101 Hubbard Street, Blacksburg, Virginia 24060, or mailed to P.O. Box 90002, Blacksburg, Virginia, 24062-9002.

Proposals must also comply with the applicable requirements of Rule 14a-8 of the Exchange Act regarding the inclusion of shareholder proposals in Company-sponsored proxy materials and other applicable laws. The December 8, 2014 deadline will also apply in determining whether notice of a shareholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c)(1) of the Exchange Act.

Additionally, in order for a shareholder to bring business before the 2015 Annual Meeting outside of Rule 14a-8 of the Exchange Act or to nominate a director, it must provide timely notice within the applicable time period set forth in the advance notice provisions of the Company’s Bylaws. The Bylaws provide that the President of the Company must receive written notice at the principal executive offices of the Company no less than 60 days (March 11, 2015) nor more than 90 days (February 10, 2015) prior to the date of the 2015 Annual Meeting. Such notice must be delivered to the Company’s President at the Company’s principal executive offices located at 101 Hubbard Street, Blacksburg, Virginia 24060, or mailed to P.O. Box 90002, Blacksburg, Virginia, 24062-9002.

Item 6.   Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: August 6, 2014	/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2014	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to the Form 8-K filed on July 9, 2014)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on June 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2014 is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the six months ended June 30, 2014, and 2013; (ii) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Financial Statements

*     Indicates a management contract or compensatory plan.