Form 10-Q
period 2014-09-30
NATIONAL BANKSHARES INC
filed 2014-11-03
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at October 31, 2014 6,950,474

(This report contains 56 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Item1. Financial Statements	Financial Information

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
$ in thousands, except per share data	2014	2013
Assets
Cash and due from banks	$12,815	$13,283
Interest-bearing deposits	87,621	98,066
Securities available for sale, at fair value	205,020	181,712
Securities held to maturity (fair value approximates $167,409 at September 30, 2014 and $159,337 at December 31, 2013)	162,457	163,983
Restricted stock, at cost	1,089	1,414
Mortgage loans held for sale	725	1,276
Loans:
Loans, net of unearned income and deferred fees	595,801	595,690
Less allowance for loan losses	(8,031)	(8,227)
Loans, net	587,770	587,463
Premises and equipment, net	9,445	9,951
Accrued interest receivable	5,708	5,949
Other real estate owned, net	5,145	4,712
Intangible assets and goodwill	7,492	8,299
Bank-owned life insurance	21,643	21,181
Other assets	9,329	13,341
Total assets	$1,116,259	$1,110,630

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$153,118	$142,645
Interest-bearing demand deposits	492,005	501,541
Savings deposits	79,870	74,141
Time deposits	223,930	241,709
Total deposits	948,923	960,036
Accrued interest payable	67	92
Other liabilities	4,447	4,610
Total liabilities	953,437	964,738
Commitments and contingencies	---	---
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,950,474 shares at September 30, 2014 and 6,947,974 at December 31, 2013	8,688	8,685
Retained earnings	163,181	154,171
Accumulated other comprehensive loss, net	(9,047)	(16,964)
Total stockholders' equity	162,822	145,892
Total liabilities and stockholders' equity	$1,116,259	$1,110,630

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended September 30, 2014 and 2013

(Unaudited)

	September 30,	September 30,
$ in thousands, except per share data	2014	2013
Interest Income
Interest and fees on loans	$7,766	$8,196
Interest on interest-bearing deposits	64	45
Interest on securities – taxable	1,718	1,722
Interest on securities – nontaxable	1,436	1,581
Total interest income	10,984	11,544

Interest Expense
Interest on time deposits of $100 or more	139	196
Interest on other deposits	1,008	1,192
Total interest expense	1,147	1,388
Net interest income	9,837	10,156
Provision for loan losses	356	303
Net interest income after provision for loan losses	9,481	9,853

Noninterest Income
Service charges on deposit accounts	634	709
Other service charges and fees	42	37
Credit card fees	929	834
Trust income	296	267
BOLI income	174	182
Other income	163	183
Realized securities gains (losses), net	4	(62)
Total noninterest income	2,242	2,150

Noninterest Expense
Salaries and employee benefits	2,948	3,031
Occupancy and furniture and fixtures	408	394
Data processing and ATM	426	477
FDIC assessment	147	136
Credit card processing	673	656
Intangible assets amortization	269	269
Net costs of other real estate owned	98	52
Franchise taxes	308	280
Other operating expenses	859	848
Total noninterest expense	6,136	6,143
Income before income taxes	5,587	5,860
Income tax expense	1,324	1,343
Net Income	$4,263	$4,517
Basic net income per common share	$0.61	$0.65
Fully diluted net income per common share	$0.61	$0.65
Weighted average number of common shares outstanding – basic	6,948,681	6,947,974
Weighted average number of common shares outstanding – diluted	6,956,777	6,972,769
Dividends declared per common share	$ ---	$ ---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended September 30, 2014 and 2013

(Unaudited)

	September 30,	September 30,
$ in thousands	2014	2013
Net Income	$4,263	$4,517

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gains (losses) on available for sale securities net of tax of $919 and ($2,048) for the periods ended September 30, 2014 and 2013, respectively	1,708	(3,804)
Reclassification adjustment, net of tax of ($1) and $24 for the periods ended September 30, 2014 and 2013, respectively	(3)	44
Other comprehensive income (loss), net of tax of $918 and ($2,024) for the periods ended September 30, 2014 and 2013, respectively	1,705	(3,760)
Total Comprehensive Income	$5,968	$757

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	September 30,	September 30,
$ in thousands, except per share data	2014	2013
Interest Income
Interest and fees on loans	$23,520	$24,707
Interest on interest-bearing deposits	193	161
Interest on securities – taxable	5,068	4,928
Interest on securities – nontaxable	4,410	4,847
Total interest income	33,191	34,643

Interest Expense
Interest on time deposits of $100 or more	437	694
Interest on other deposits	3,320	3,921
Total interest expense	3,757	4,615
Net interest income	29,434	30,028
Provision for loan losses	1,160	1,329
Net interest income after provision for loan losses	28,274	28,699

Noninterest Income
Service charges on deposit accounts	1,833	1,922
Other service charges and fees	145	139
Credit card fees	2,687	2,427
Trust income	921	867
BOLI income	526	546
Other income	669	687
Realized securities gains (losses), net	5	(44)
Total noninterest income	6,786	6,544

Noninterest Expense
Salaries and employee benefits	8,954	8,963
Occupancy and furniture and fixtures	1,265	1,230
Data processing and ATM	1,183	1,288
FDIC assessment	411	408
Credit card processing	1,887	1,854
Intangible assets amortization	807	809
Net costs of other real estate owned	259	192
Franchise taxes	874	803
Other operating expenses	2,738	2,697
Total noninterest expense	18,378	18,244
Income before income taxes	16,682	16,999
Income tax expense	3,906	3,831
Net Income	$12,776	$13,168
Basic net income per common share	$1.84	$1.90
Fully diluted net income per common share	$1.84	$1.89
Weighted average number of common shares outstanding – basic	6,948,212	6,947,974
Weighted average number of common shares outstanding – diluted	6,960,444	6,970,063
Dividends declared per common share	$0.55	$0.54

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	September 30,	September 30,
$ in thousands	2014	2013
Net Income	$12,776	$13,168

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gains (losses) on available for sale securities net of tax of $4,264 and ($7,142) for the periods ended September 30, 2014 and 2013, respectively	7,920	(13,263)
Reclassification adjustment, net of tax of ($1) and $18 for the periods ended September 30, 2014 and 2013, respectively	(3)	32
Other comprehensive income (loss), net of tax of $4,263 and ($7,123) for the periods ended September 30, 2014 and 2013, respectively	7,917	(13,231)
Total Comprehensive Income (Loss)	$20,693	$(63)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months September 30, 2014 and 2013

(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2012	$8,685	$144,162	$(2,738)	$150,109
Net income	---	13,168	---	13,168
Dividends $0.54 per share	---	(3,752)	---	(3,752)
Other comprehensive loss, net of tax( $7,123)	---	---	(13,231)	(13,231)
Balances at September 30, 2013	$8,685	$153,578	$(15,969)	$146,294

Balances at December 31, 2013	$8,685	$154,171	$(16,964)	$145,892
Net income	---	12,776	---	12,776
Dividends $0.55 per share	---	(3,821)	---	(3,821)
Exercise of stock options	3	55		58
Other comprehensive income, net of tax $4,263	---	---	7,917	7,917
Balances at September 30, 2014	$8,688	$163,181	$(9,047)	$162,822

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	September 30,	September 30,
$ in thousands	2014	2013
Cash Flows from Operating Activities
Net income	$12,776	$13,168
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,160	1,329
Depreciation of bank premises and equipment	541	546
Amortization of intangibles	807	809
Amortization of premiums and accretion of discounts, net	109	130
Losses on disposal of fixed assets	94	---
(Gains) losses on sales and calls of securities available for sale, net	(4)	50
Gains on calls of securities held to maturity, net	(1)	(6)
Losses and write-downs on other real estate owned, net	76	92
Increase in cash value of bank-owned life insurance	(462)	(497)
Net change in:
Mortgage loans held for sale	551	2,179
Accrued interest receivable	241	203
Other assets	(252)	1,089
Accrued interest payable	(25)	(42)
Other liabilities	(163)	167
Net cash provided by operating activities	15,448	19,217

Cash Flows from Investing Activities
Net change interest-bearing deposits	10,445	33,809
Proceeds from calls, principal payments, sales and maturities of securities available for sale	8,774	60,933
Proceeds from calls, principal payments and maturities of securities held to maturity	7,808	9,176
Purchases of securities available for sale	(19,906)	(83,993)
Purchases of securities held to maturity	(6,381)	(13,484)
Net change in restricted stock	325	275
Purchases of loan participations	---	(900)
Collections of loan participations	1,513	127
Loan originations and principal collections, net	(4,030)	113
Proceeds from disposal of other real estate owned	329	848
Recoveries on loans charged off	212	92
Proceeds from sale and purchases of bank premises and equipment, net	(129)	(170)
Net cash provided by (used in) investing activities	(1,040)	6,826
Cash Flows from Financing Activities
Net change in time deposits	(17,779)	(29,164)
Net change in other deposits	6,666	5,896
Cash dividends paid	(3,821)	(3,752)
Stock options exercised	58	---
Net cash used in financing activities	(14,876)	(27,020)
Net change in cash and due from banks	(468)	(977)
Cash and due from banks at beginning of period	13,283	14,783
Cash and due from banks at end of period	$12,815	$13,806

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$3,782	$4,657
Income taxes paid	3,892	3,610

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$1,568	$1,680
Loans transferred to other real estate owned	838	478
Unrealized net gains (losses) on securities available for sale	12,180	(20,356)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

$ in thousands, except per share data

Note 1:   General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2013 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Subsequent events have been considered through the date when the Form 10-Q was issued.

Note 2:   Stock-Based Compensation

The Company’s 1999 Stock Option Plan was terminated on March 9, 2009. Incentive stock options were granted annually to key employees of NBI and its subsidiaries from 1999 to 2005 and none have been granted since 2005. All of the stock options are vested.

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	46,000	$23.96
Exercised	2,500	23.00
Forfeited or expired	---	---
Outstanding September 30, 2014	43,500	$24.02	0.58	$163
Exercisable at September 30, 2014	43,500	$24.02	0.58	$163

There were 2,500 shares with an intrinsic value of $15 exercised during the first nine months of 2014. There were no shares exercised during the first nine months of 2013. As of September 30, 2014, there was no unrecognized compensation expense related to stock options.

Note 3:   Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	September 30, 2014	December 31, 2013
Real estate construction	$42,067	$45,925
Consumer real estate	144,312	145,499
Commercial real estate	312,937	311,266
Commercial non real estate	32,224	31,262
Public sector and IDA	36,398	34,220
Consumer non real estate	28,735	28,423
Gross loans	596,673	596,595
Less unearned income and deferred fees	(872)	(905)
Loans, net of unearned income and deferred fees	$595,801	$595,690

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

Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate the probability that collection will not occur according to the loan’s original terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “other assets especially mentioned.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair market value. Impaired loans that are not troubled debt restructures and for which fair value measurement indicates an impairment loss are designated nonaccrual. A troubled debt restructure with an impairment loss may accrue interest if the loan shows a satisfactory repayment history for at least six months. Please refer to Note 1 of the Company’s 2013 Form 10-K, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

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

Portfolio Segments and Classes

The segments and classes used in determining the allowance for loan losses are as follows.

Real Estate Construction Construction, residential Construction, other	Commercial Non Real Estate Commercial and Industrial
Public Sector and IDA
Consumer Real Estate	Public sector and IDA
Equity lines Residential closed-end first liens Residential closed-end junior liens Investor-owned residential real estate	Consumer Non Real Estate Credit cards Automobile Other consumder loans
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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Three Months Ended September 30, 2014
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, June 30, 2014	$663	$1,554	$3,790	$1,056	$278	$552	$78	$7,971
Charge-offs	---	(27)	(172)	---	---	(125)	---	(324)
Recoveries	---	---	8	1	---	19	---	28
Provision for loan losses	(79)	151	49	7	2	163	63	356
Balance, September 30, 2014	$584	$1,678	$3,675	$1,064	$280	$609	$141	$8,031

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2014
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2013	$863	$1,697	$3,685	$989	$132	$576	$285	$8,227
Charge-offs	(2)	(97)	(1,115)	(79)	---	(275)	---	(1,568)
Recoveries	---	---	33	132	---	47	---	212
Provision for loan losses	(277)	78	1,072	22	148	261	(144)	1,160
Balance, September 30, 2014	$584	$1,678	$3,675	$1,064	$280	$609	$141	$8,031

	Activity in the Allowance for Loan Losses for the Three Months Ended September 30, 2013
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, June 30, 2013	$1,032	$1,670	$3,029	$1,481	$111	$513	$116	$7,952
Charge-offs	---	(120)	---	(8)	---	(68)	---	(196)
Recoveries	---	---	8	2	---	21	---	31
Provision for loan losses	(11)	334	553	(472)	(6)	(59)	(36)	303
Balance, September 30, 2013	$1,021	$1,884	$3,590	$1,003	$105	$407	$80	$8,090

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2013
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2012	$1,070	$2,263	$3,442	$959	$142	$424	$49	$8,349
Charge-offs	(184)	(219)	(35)	(968)	---	(274)	---	(1,680)
Recoveries	---	1	12	18	---	61	---	92
Provision for loan losses	135	(161)	171	994	(37)	196	31	1,329
Balance, September 30, 2013	$1,021	$1,884	$3,590	$1,003	$105	$407	$80	$8,090

	Allowance for Loan Losses as of September 30, 2014
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$13	$281	$2	$	---	$	---	$	---	$296
Collectively evaluated for impairment		584	1,665	3,394	1,062		280		609		141	7,735
Total		$584	$1,678	$3,675	$1,064		$280		$609		$141	$8,031

	Allowance for Loan Losses as of December 31, 2013
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$10	$610	$4	$	---	$	---	$	---	$624
Collectively evaluated for impairment		863	1,687	3,075	985		132		576		285	7,603
Total		$863	$1,697	$3,685	$989		$132		$576		$285	$8,227

	Loans as of September 30, 2014
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$686	$13,804	$697	$	---	$	---	$	---	$15,187
Collectively evaluated for impairment		42,067	143,626	299,133	31,527		36,398		28,735		---	581,486
Total loans		$42,067	$144,312	$312,937	$32,224		$36,398		$28,735	$	---	$596,673

	Loans as of December 31, 2013
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$780	$12,079	$102	$	---	$24	$	---	$12,985
Collectively evaluated for impairment		45,925	144,719	299,187	31,160		34,220	28,399		---	583,610
Total		$45,925	$145,499	$311,266	$31,262		$34,220	$28,423	$	---	$596,595

A summary of ratios for the allowance for loan losses follows.

	Nine Months Ended September 30,		Year Ended December 31,
	2014	2013	2013
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.35%	1.37%	1.38%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.31%	0.36%	0.28%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	September 30,		December 31,
	2014	2013	2013
Nonperforming assets:
Nonaccrual loans	$5,366	$10,194	$5,732
Restructured loans in nonaccrual	2,360	1,042	852
Total nonperforming loans	7,726	11,236	6,584
Other real estate owned, net	5,145	973	4,712
Total nonperforming assets	$12,871	$12,209	$11,296
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.14%	2.06%	1.88%
Ratio of allowance for loan losses to nonperforming loans(1)	103.95%	72.00%	124.95%

(1)     The Company defines nonperforming loans as nonaccrual loans. Loans 90 days or more past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	September 30,				December 31,
	2014		2013		2013
Loans past due 90 days or more and still accruing		$485		$149	$190
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.08%		0.03%	0.03%
Accruing restructured loans		$5,947		$6,545	$6,191
Impaired loans:
Impaired loans with no valuation allowance		$9,223		$14,874	$10,372
Impaired loans with a valuation allowance		5,964		2,172	2,613
Total impaired loans		$15,187		$17,046	$12,985
Valuation allowance		(296)		(631)	(624)
Impaired loans, net of allowance		$14,891		$16,415	$12,361
Average recorded investment in impaired loans(1)		$15,974		$17,357	$16,654
Interest income recognized on impaired loans, after designation as impaired		$384		$159	$267
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)      Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loans that meet the Company’s balance threshold of $250 and TDRs are designated as impaired. No interest income was recognized on nonaccrual loans for the nine months ended September 30, 2014 or September 30, 2013 or for the year ended December 31, 2013.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of September 30, 2014
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$392	$365	$168	$197	$2
Residential closed-end junior liens	244	244	---	244	6
Investor-owned residential real estate	77	77	---	77	5
Commercial Real Estate(2)
Multifamily real estate	2,950	2,794	868	1,926	224
Commercial real estate, owner-occupied	5,036	4,942	4,483	459	25
Commercial real estate, other	6,068	6,068	3,094	2,974	32
Commercial Non Real Estate(2)
Commercial and Industrial	697	697	610	87	2
Consumer Non Real Estate(2)
Automobile	---	---	---	---	---
Total	$15,464	$15,187	$9,223	$5,964	$296

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2013
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$440	$442	$232	$210	$3
Residential closed-end junior liens	259	261	---	261	7
Investor-owned residential real estate	81	82	82	---	---
Commercial Real Estate(2)
Multifamily real estate	3,278	3,274	3,274	---	---
Commercial real estate, owner occupied	5,643	5,645	3,864	1,781	610
Commercial real estate, other	3,158	3,158	3,158	---	---
Commercial Non Real Estate(2)
Commercial and Industrial	102	103	1	102	4
Consumer Non Real Estate(2)
Automobile	24	24	24	---	---
Total	$12,985	$12,989	$10,635	$2,354	$624

(1)     Recorded investment includes principal net of unearned interest and deferred fees and costs, and accrued interest.

(2)    Only classes with impaired loans are shown.

The following tables show the average investment and interest income recognized for impaired loans.

	For the Nine Months Ended September 30, 2014
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$385	$19
Residential closed-end junior liens	251	12
Investor-owned residential real estate	78	4
Commercial Real Estate(2)
Multifamily real estate	2,807	---
Commercial real estate, owner occupied	5,606	153
Commercial real estate, other	6,134	164
Commercial Non Real Estate(2)
Commercial and Industrial	713	32
Consumer Non Real Estate(2)
Automobile	---	---
Total	$15,974	$384

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Year Ended December 31, 2013
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction, residential	$40	$	---
Construction, other	2,885		---
Consumer Real Estate(2)
Residential closed-end first liens	364		3
Residential closed-end junior liens	280		9
Investor-owned residential real estate	131		6
Commercial Real Estate(2)
Multifamily real estate	4,172		---
Commercial real estate, owner occupied	5,265		136
Commercial real estate, other	3,369		110
Commercial Non Real Estate(2)
Commercial and Industrial	117		3
Consumer Non Real Estate(2)
Automobile	31		---
Total	$16,654		$267

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

An analysis of past due and nonaccrual loans follows.

September 30, 2014
	30 – 89 Days Past Due	90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction, other	$29	$	---	$	---	$	---
Consumer Real Estate(1)
Equity lines	46		---		---		---
Residential closed-end first liens	1,605		556		457		176
Residential closed-end junior liens	67		---		---		---
Investor-owned residential real estate	284		---		---		15
Commercial Real Estate(1)
Multifamily real estate	715		868		---		2,794
Commercial real estate, owner-occupied	350		1,219		---		1,653
Commercial real estate, other	---		---		---		2,974
Commercial Non Real Estate(1)
Commercial and Industrial	1,102		---		---		114
Consumer Non Real Estate(1)
Credit cards	12		6		6		---
Automobile	234		20		20		---
Other consumer loans	64		2		2		---
Total	$4,508		$2,671		$485		$7,726

(1)     Only classes with past-due or nonaccrual loans are shown.

An analysis of past due and nonaccrual loans follows.

December 31, 2013
	30 – 89 Days Past Due	90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction, residential	$45	$	---	$	---	$	---
Construction, other	45		---		---		---
Consumer Real Estate(1)
Residential closed-end first liens	903		252		128		308
Residential closed-end junior liens	10		---		---		---
Investor-owned residential real estate	422		91		---		91
Commercial Real Estate(1)
Multifamily real estate	430		3,278		---		3,278
Commercial real estate, owner occupied	604		2,519		---		2,756
Commercial real estate, other	32		---		---		---
Commercial Non Real Estate(1)
Commercial and Industrial	196		43		---		128
Consumer Non Real Estate(1)
Credit cards	3		13		13		---
Automobile	217		26		2		23
Other consumer loans	49		46		47		---
Total	$2,956		$6,268		$190		$6,584

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

Determination of risk grades was completed for the portfolio as of September 30, 2014 and 2013 and December 31, 2013.

The following displays collectively-evaluated loans by credit quality indicator.

September 30, 2014

	Pass	Special Mention		Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$18,253	$	---	$	---
Construction, other	23,786		28		---
Consumer Real Estate
Equity lines	16,432		15		46
Closed-end first liens	75,550		926		1,946
Closed-end junior liens	4,558		25		97
Investor-owned residential real estate	43,604		99		328
Commercial Real Estate
Multifamily residential real estate	66,451		---		715
Commercial real estate owner-occupied	138,110		230		936
Commercial real estate, other	91,484		1,186		21
Commercial Non Real Estate
Commercial and Industrial	30,994		121		412
Public Sector and IDA
States and political subdivisions	36,398		---		---
Consumer Non Real Estate
Credit cards	5,903		---		---
Automobile	11,677		128		114
Other consumer	10,904		2		7
Total	$574,104		$2,760		$4,622

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2013

	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$17,702	$163	$45
Construction, other	27,971	29	15
Consumer Real Estate
Equity lines	16,146	16	---
Closed-end first liens	82,767	1,007	1,275
Closed-end junior liens	4,813	109	3
Investor-owned residential real estate	38,071	105	407
Commercial Real Estate
Multifamily residential real estate	67,573	---	958
Commercial real estate owner-occupied	134,137	2,206	701
Commercial real estate, other	89,340	1,209	3,063
Commercial Non Real Estate
Commercial and Industrial	29,987	878	295
Public Sector and IDA
States and political subdivisions	34,220	---	---
Consumer Non Real Estate
Credit cards	6,354	---	---
Automobile	11,428	253	34
Other consumer	10,253	17	60
Total	$570,762	$5,992	$6,856

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

Troubled Debt Restructurings

The Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $8,307 at September 30, 2014, $7,043 at December 31, 2013, and $7,587 at September 30, 2013. The Company did not modify any loans in a troubled debt restructuring during the three months ended September 30, 2014. The following tables present restructurings by class that occurred during the nine month period ended September 30, 2014, and the three and nine month periods ended September 30, 2013.

Note: Only classes with restructured loans are presented.

	Restructurings That Occurred During the Nine Months Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Multifamily real estate	1	$2,484	$2,484
Commercial real estate, owner occupied	1	184	209
Total	2	$2,668	$2,693

During the nine-month period ended September 30, 2014, the Company restructured two loans. One multifamily real estate loan was restructured to provide payment relief. The Company reduced the loan’s interest rate and re-amortized payments. One commercial real estate, owner occupied loan was restructured pursuant to bankruptcy court orders. The restructuring provided payment relief by capitalizing interest, reducing the interest rate and re-amortizing payments. The fair value measurements of the restructured loans as of September 30, 2014 resulted in specific allocations to the allowance for loan losses totaling $249. No loans were restructured for the three month period ending September 30, 2014.

	Restructurings That Occurred During the Three Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Consumer Real Estate
Residential closed-end first liens	1	$241	$309
Commercial Non Real Estate
Commercial and industrial	1	32	45
Total	2	$273	$354

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

	Restructurings That Occurred During the Nine Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Consumer Real Estate
Residential closed-end first liens	2	$453	$525
Residential closed-end junior liens	1	262	267
Commercial Real Estate
Commercial real estate, owner-occupied	1	154	239
Commercial real estate, other	1	3,500	3,500
Commercial Non Real Estate
Commercial and industrial	1	32	45
Total	6	$4,401	$4,576

The modifications that resulted in troubled debt restructurings between January 1, 2013 and September 30, 2013 provided payment relief to the borrowers without forgiveness of principal or accrued interest. The date of conversion from interest-only to amortizing payments for one commercial real estate loan was extended beyond the date specified by the contract, resulting in designation as a troubled debt restructuring. During the third quarter of 2013, the loan was converted to amortizing payments and moved from Real Estate Construction to Commercial Real Estate. The other commercial real estate loan was modified to extend the term, lower the interest rate and provide debt consolidation to allow the borrower increased debt service ability. The modifications of the consumer real estate loans capitalized accrued interest and reduced interest rates. The term for one consumer real estate loan was shortened, resulting in a higher payment, while the term for the other consumer real estate loan was lengthened, resulting in a lower payment.

The Company analyzed its TDR portfolio for loans that defaulted during the three- and nine-month periods ended September 30, 2014 and September 30, 2013, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. There were no restructured loans that defaulted and were modified within 12 months prior to default for the three- or nine-month periods ended September 30, 2014.

The following table displays restructured loans that defaulted during the three and nine-month periods ended September 30, 2013 and that were modified within twelve months prior to default.

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

Restructured loans are individually evaluated for impairment. The fair value measurements for most of the restructured loans that defaulted during the three-month and nine-month periods ended September 30, 2013 were based upon the fair value of collateral and as such were not significantly affected by the default. One of the commercial real estate restructurings that defaulted during the three months ended September 30, 2013 was measured using the present value of cash flows, resulting in an impairment allocation of $352. In previous quarters, no allocation was recognized. One of the commercial real estate loans that defaulted in the first quarter of 2013 was placed into other real estate owned, and the commercial non real estate loan was partially paid off by the borrower, with the remainder of the principal charged against the allowance for loan losses. All of the restructurings that defaulted during the three-month and nine-month periods ended September 30, 2013 and that remained active loans at September 30, 2013, were in nonaccrual status.

Note 5: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	September 30, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$184,737	$380	$10,673	$174,444
States and political subdivisions	19,657	894	6	20,545
Mortgage-backed securities	2,012	194	---	2,206
Corporate debt securities	7,801	66	175	7,692
Other securities	189	---	56	133
Total	$214,396	$1,534	$10,910	$205,020

	December 31, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$169,818	$199	$22,163	$147,854
States and political subdivisions	22,830	746	120	23,456
Mortgage-backed securities	2,627	213	---	2,840
Corporate debt securities	7,804	97	506	7,395
Other securities	189	---	22	167
Total securities available for sale	$203,268	$1,255	$22,811	$181,712

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type are as follows.

	September 30, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$18,928	$307	$666	$18,569
States and political subdivisions	141,683	6,465	1,206	146,942
Mortgage-backed securities	434	52	---	486
Corporate debt securities	1,412	2	2	1,412
Total	$162,457	$6,826	$1,874	$167,409

	December 31, 2013
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$13,973	$280	$1,448	$12,805
States and political subdivisions	149,490	2,971	6,502	145,959
Mortgage-backed securities	520	53	---	573
Total securities held to maturity	$163,983	$3,304	$7,950	$159,337

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	September 30, 2014
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$16,798	$79	$161,479	$11,260
States and political subdivisions	401	---	26,841	1,212
Corporate debt securities	450	2	3,853	175
Other securities	133	56	---	---
Total	$17,782	$137	$192,173	$12,647

	December 31, 2013
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$138,324	$20,400	$15,796	$3,211
States and political subdivisions	58,013	6,131	2,697	491
Corporate debt securities	5,511	506	---	---
Other securities	167	22	---	---
Total	$202,015	$27,059	$18,493	$3,702

The Company had 238 securities with a fair value of $209,955 which were temporarily impaired at September 30, 2014.  The total unrealized loss on these securities was $12,784. Of the temporarily impaired total, 217 securities with a fair value of $192,173 and an unrealized loss of $12,647 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at September 30, 2014 for the reasons set out below.

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

Restricted stock. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2014, management did not determine any impairment.

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

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and is intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014.Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The Company is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

Note 7: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Nine Months Ended September 30,
	2014	2013
Service cost	$393	$447
Interest cost	498	462
Expected return on plan assets	(834)	(738)
Amortization of prior service cost	(81)	(75)
Recognized net actuarial loss	195	399
Net periodic benefit cost	$171	$495

2014 Plan Year Employer Contribution

Without considering the prefunding balance, the Company’s minimum required contribution to the National Bankshares, Inc. Retirement Income Plan (the “Plan”) is $396. Considering the prefunding balance, the 2014 minimum required contribution is $0. The Company elected to contribute $303 to the Plan during the nine months ended September 30, 2014.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at September 30, 2014 Using
Description	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$174,444	$	---	$174,444	$	---
States and political subdivisions	20,545		---	20,545		---
Mortgage-backed securities	2,206		---	2,206		---
Corporate debt securities	7,692		---	7,692		---
Other securities	133		---	133		---
Total securities available for sale	$205,020	$	---	$205,020	$	---

		Fair Value Measurements at December 31, 2013 Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$147,854	$	---	$147,854	$	---
States and political subdivisions	23,456		---	23,456		---
Mortgage-backed securities	2,840		---	2,840		---
Corporate debt securities	7,395		---	7,395		---
Other securities	167		---	167		---
Total securities available for sale	$181,712	$	---	$181,712	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets offer at the report date for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2014 or December 31, 2013. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at September 30, 2014 and at December 31, 2013.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2014	Impaired loans net of valuation allowance	$5,668	$	---	$	---	$5,668
December 31, 2013	Impaired loans net of valuation allowance	1,989		---		---	1,989

The following tables present information about Level 3 Fair Value Measurements for September 30, 2014.

September 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Market rate for borrower (discount rate)	5.88%	– 9.50%	(6.11%	)
Impaired loans	Discounted appraised value	Selling cost					10%	(1)

(1)     As of September 30, 2014, the collateral method of fair valuation was applied to one loan.

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2014	Other real estate owned net of valuation allowance	$5,145	$	---	$	---	$5,145
December 31, 2013	Other real estate owned net of valuation allowance	4,712		---		---	4,712

The following tables present information about Level 3 Fair Value Measurements for September 30, 2014.

September 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%	(1)	– 10%	(9.13%	)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	3.76%		– 48.33%	(14.64%	)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at September 30, 2014 and December 31, 2013, and, as such, the related fair values have not been estimated.

The estimated fair values and related carrying amounts of the Company’s financial instruments follow.

	September 30, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$12,815	$12,815	$	---	$	---	$12,815
Interest-bearing deposits	87,621	87,621		---		---	87,621
Securities	367,477	---		372,429		---	372,429
Restricted securities	1,089	---		1,089		---	1,089
Mortgage loans held for sale	725	---		725		---	725
Loans, net	587,770	---		---		649,041	649,041
Accrued interest receivable	5,708	5,708		---		---	5,708
Bank-owned life insurance	21,643	21,643		---		---	21,643
Financial Liabilities:
Deposits	$948,923	$724,993	$	---		$223,261	$948,254
Accrued interest payable	67	67		---		---	67

	December 31, 2013
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3		Total Estimated Fair Value
Financial Assets:
Cash and due from banks	$13,283	$13,283	$	---	$	---	$13,283
Interest-bearing deposits	98,066	98,066		---		---	98,066
Securities	345,695	---		341,049		---	341,049
Restricted securities	1,414	---		1,414		---	1,414
Mortgage loans held for sale	1,276	---		1,276		---	1,276
Loans, net	587,463	---		---		616,755	616,755
Accrued interest receivable	5,949	5,949		---		---	5,949
Bank-owned life insurance	21,181	21,181		---		---	21,181
Financial Liabilities:
Deposits	$960,036	$718,327	$	---		$247,753	$966,080
Accrued interest payable	92	92		---		---	92

Note 9: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2012	$2,047	$(4,785)	$(2,738)
Unrealized holding losses on available for sale securities net of tax of ($7,142)	(13,263)	---	(13,263)
Reclassification adjustment, net of tax of $18	32	---	32
Balance at September 30, 2013	$(11,184)	$(4,785)	$(15,969)

Balance at December 31, 2013	$(14,011)	$(2,953)	$(16,964)
Unrealized holding gains on available for sale securities net of tax of $4,264	7,920	---	7,920
Reclassification adjustment, net of tax of ($1)	(3)	---	(3)
Balance at September 30, 2014	$(6,094)	$(2,953)	$(9,047)

The following provides information regarding reclassifications out of accumulated comprehensive income (loss) for the three- and nine-month periods ended September 30, 2014 and September 30, 2013.

	3 Months Ended		9 Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Reclassifications out of unrealized gains and losses on available-for-sale securities:
Realized securities gains, net	$4	$(68)	$4	$(50)
Income tax expense (benefit)	1	(24)	1	(18)
Realized gains and losses on available-for-sale securities, net of tax, reclassified out of accumulated other comprehensive income	$3	$(44)	$3	$(32)

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

●	capital ratio requirements and calculations due to implementation of Basel III regulatory capital rules
●	unanticipated increases in the level of unemployment in the Company’s trade area,
●	the quality or composition of the loan and/or investment portfolios,
●	demand for loan products,
●	deposit flows,
●	competition,
●	demand for financial services in the Company’s trade area,
●	the real estate market in the Company’s trade area,
●	the Company’s technology initiatives,
●	threats from technology-based frauds and scams,
●	loss or retirement of key executives,
●	adverse changes in the securities market, and
●	applicable accounting principles, policies and guidelines.

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of our 2013 Annual Report on Form 10-K.

The effects of the recession continue to impact the national economy as well as the Company’s market. Signs of economic recovery are mixed with continued high unemployment and continued challenges in the real estate market. The Company’s trade area contains a diverse economy that includes large public colleges and universities, which somewhat insulated the Company’s market from the dramatic declines in real estate values seen in some other areas of the country. Real estate values in the Company’s market area appeared to stabilize in 2012 and 2013 and showed small signs of improving in 2014. If the economic recovery wavers or reverses, it is likely that unemployment will continue at higher-than-normal levels or rise in the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, any cutbacks in the funding provided by the State could also negatively impact employment. This could lead to an even higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. In conclusion, a slow economic recovery could have an adverse effect on all financial institutions, including the Company.

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

Troubled debt restructurings are impaired loans and are measured for impairment under the same valuation methods as other impaired loans. Troubled debt restructurings are maintained in nonaccrual status until the loan has demonstrated reasonable assurance of repayment with at least nine months of consecutive timely payment performance, unless the impairment measurement indicates a loss. Troubled debt restructurings with impairment losses remain in nonaccrual status.

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

The estimate of the allowance for September 30, 2014 considered market and portfolio conditions during the first nine months of 2014 as well as the levels of delinquencies and net charge-offs in the seven quarters prior to the quarter ended September 30, 2014. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 4 to the financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

NBI common stock is listed on the NASDAQ Capital Market and is traded under the symbol “NKSH.” National Bankshares, Inc. has been included in the Russell Investments Russell 3000 and Russell 2000 Indexes since September 29, 2009.

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

Consumer real estate mortgages may have fixed interest rates for the entire term of the loan or variable interest rates subject to change after the first, third, or fifth year. Variable rates are based on the weekly average yield of United States Treasury Securities and are underwritten at fully-indexed rates. We do not offer consumer real estate interest-only loans, sub-prime loans, or any variation on sub-prime lending including hybrid loans and payment option ARMs, or any product with negative amortization. Sub-prime loans involve extending credit to borrowers who exhibit characteristics indicating a significantly higher risk of default than traditional bank lending customers. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. Payment option ARMs usually have adjustable rates, for which borrowers choose their monthly payment of either a full payment, interest only, or a minimum payment which may be lower than the payment required to reduce the balance of the loan in accordance with the originally underwritten amortization.

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

Performance Summary

The following table presents the Company’s key performance ratios for the nine months ended September 30, 2014 and the year ended December 31, 2013. The measures for September 30, 2014 are annualized, except for basic earnings per share and fully diluted earnings per share.

	September 30, 2014	December 31, 2013
Return on average assets	1.53%	1.63%
Return on average equity	10.99%	11.90%
Basic earnings per share	$1.84	$2.56
Fully diluted earnings per share	$1.84	$2.55
Net interest margin (1)	4.05%	4.25%
Noninterest margin (2)	1.39%	1.42%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined 10 basis points for the nine months ended September 30, 2014 as compared with the year ended December 31, 2013. The annualized return on average equity decreased 91 basis points for the same period.

The annualized net interest margin was 4.05% for the nine months ended September 30, 2014, down 20 basis points from the 4.25% reported for the year ended December 31, 2013. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.

The annualized noninterest margin decreased 3 basis points from the year ended December 31, 2013. Please refer to the discussion under noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	September 30, 2014	December 31, 2013	Percent Change
Interest-bearing deposits	$87,621	$98,066	(10.65)%
Securities	368,566	347,109	6.18%
Loans, net	587,770	587,463	0.05%
Deposits	948,923	960,036	(1.16)%
Total assets	1,116,259	1,110,630	0.51%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	September 30, 2014	September 30, 2013	December 31, 2013
Nonperforming loans	$7,726	$11,236	$6,584
Loans past due 90 days or more, and still accruing	485	149	190
Other real estate owned	5,145	973	4,712
Allowance for loan losses to loans	1.35%	1.37%	1.38%
Net charge-off ratio	0.31%	0.36%	0.28%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.14%	2.06%	1.88%
Ratio of allowance for loan losses to nonperforming loans	103.95%	72.00%	124.95%

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

The Company’s risk analysis determined an allowance for loan losses of $8,031 at September 30, 2014, a decrease from $8,227 at December 31, 2013 and $8,090 at September 30, 2013. The provision for the nine months ended September 30, 2014 was $1,160, a decline from $1,329 for the same period in 2013. The ratio of allowance for loan losses to loans is 1.35% as of September 30, 2014, compared with 1.38% December 31, 2013 and 1.37% at September 30, 2013.

Contributing to the decline in the allowance for loan losses as a percentage of loans and to the decline in the provision for loan losses is an improved charge-off ratio for the nine months ended September 30, 2014 when compared with the nine month period ended September 30, 2013. The annualized net charge-off ratio is 0.31% for the nine months of 2014, compared with 0.36% for the nine months ended September 30, 2013.

Asset quality indicators that improved from September 30, 2013 included levels of nonperforming loans of $7,726 at September 30, 2014, compared with $11,236 at September 30, 2013. The coverage ratio of the allowance for loan losses to nonperforming loans at September 30, 2014 was 103.95%, an improvement from 72.00% at September 30, 2013. When compared with December 31, 2013, asset quality fell slightly.

Economic factors were analyzed to determine their impact on the credit risk of the loan portfolio. Within the Company’s market area, business and personal bankruptcy rates improved slightly, as did the inventory of new and existing homes. Residential vacancy rates and the unemployment rate slightly worsened, while the interest rate, competitive, legal and regulatory environments remained at similar levels to the previous quarter.

Other real estate owned increased $433 from December 31, 2013 and $4,172 from September 30, 2013. As of September 30, 2014, total properties approximating $933 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

The recent economic recession and slow recovery have contributed to levels of asset quality measures that are higher than normal for the Company, however risk analyses show signs of improvement. Improvements in charge-off ratios, nonperforming loans, bankruptcy rates and home inventory, partially offset by slightly negative indications in unemployment and residential vacancy rates resulted in an allowance slightly below the level at December 31, 2013 and September 30, 2013. The Company continues to monitor risk levels within the loan portfolio. Please refer to Note 4: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for further information on collectively-evaluated loans, individually-evaluated impaired loans and the unallocated portion of the allowance for loan losses.

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

The Company began coding modifications on the core processing system during the second quarter of 2013. The Company uses the coding to assist in identifying troubled debt restructurings. The majority of modifications completed since formal coding was implemented were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings for the first nine months of 2014 follows:

Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	35	$16,286
Payment extensions for less than 3 months	80	1,274
Maturity date extensions of more than 1 month and up to 6 months	130	30,175
Maturity date extensions of more than 6 months and up to 12 months	197	6,277
Maturity date extensions of more than 12 months	11	4,544
Change in amortization term or method	21	4,328
Renewal of expired Home Equity Line of Credit loans for additional 10 years	22	421
Renewal of single-payment notes	151	2,923
Total modifications that do not constitute TDRs	647	$66,228

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

The Company’s TDRs were $8,307 at September 30, 2014, an increase from $7,043 at December 31, 2013. Accruing TDR loans amounted to $5,947 at September 30, 2014 and $6,191 at December 31, 2013. TDRs with a current payment history with at least six months may accrue interest.

	TDR Status as of September 30, 2014
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due		Nonaccrual
Consumer real estate	$686	$653	$33	$	---	$	---
Commercial real estate	7,584	5,224	---		---		2,360
Commercial non real estate	37	37	---		---		---
Total TDR Loans	$8,307	$5,914	$33	$	---		$2,360

	TDR Status as of December 31, 2013
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Consumer real estate	$780	$579	$	---	$	---	$201
Commercial real estate	6,203	5,552		---		---	651
Commercial non real estate	60	60		---		---	---
Total TDR Loans	$7,043	$6,191	$	---	$	---	$852

Restructuring generally results in loans with either lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming. During the first nine months 2014, the Company modified two loans with post-modification balances totaling $2,693 in troubled debt restructurings, and during the first nine months of 2013, the Company modified six loans with post-modification balances totaling $4,576. Please refer to Note 4 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the nine months ended September 30, 2014 and 2013 follows:

	September 30, 2014			September 30, 2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$591,995	$23,921	5.40%	$585,230	$25,067	5.73%
Taxable securities (5)	213,238	5,068	3.18%	195,848	4,928	3.36%
Nontaxable securities (1)(5)(6)	158,890	6,828	5.75%	173,442	7,504	5.78%
Interest-bearing deposits	101,908	193	0.25%	80,414	161	0.27%
Total interest-earning assets	$1,066,031	$36,010	4.52%	$1,034,934	$37,660	4.87%
Interest-bearing liabilities:
Interest-bearing demand deposits	$499,064	$2,598	0.70%	$454,943	$2,856	0.84%
Savings deposits	78,013	27	0.05%	72,226	26	0.05%
Time deposits	233,731	1,132	0.65%	264,771	1,733	0.88%
Total interest-bearing liabilities	$810,808	$3,757	0.62%	$791,940	$4,615	0.78%
Net interest income and interest rate spread		$32,253	3.90%		$33,045	4.09%
Net yield on average interest-earning assets			4.05%			4.27%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the nine-month periods presented.
(2)	Included in interest income are loan fees of $447 and $698 for the nine months ended September 30, 2014 and 2013, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes mortgage loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The net interest margin for the nine months ended September 30, 2014 decreased 22 basis points from the nine months ended September 30, 2013. The decrease in interest rate spread was driven by a decline in the yield on earning assets of 35 basis points offset by a decline in the cost of interest-bearing liabilities of 16 basis points. Both loans and securities experienced a decline in yields. The 33 basis point decline in the yield on loans stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The yield on taxable securities was 18 basis points lower for the nine months ended September 30, 2014, when compared with the same period in 2013, while the yield on nontaxable securities declined 3 basis points over the same period. The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments. The decline in the cost of interest-bearing liabilities came mainly from a 23 basis point reduction in the cost of time deposits and a 14 basis point reduction in interest-bearing demand deposits when the nine month periods ended September 30, 2014 and September 30, 2013 are compared.

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

Provision and Allowance for Loan Losses

The provision for loan losses for the nine month period ended September 30, 2014 was $1,160, compared with $1,329 for the nine months of 2013. The provision for loan losses is the result of a detailed analysis to estimate an appropriate and adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at September 30, 2014 was 1.35%, which compares to 1.38% at December 31, 2013. The net charge-off ratio was 0.31% at September 30, 2014 and 0.28% at December 31, 2013. The change in the provision for loan losses was largely attributable to improvements in credit quality trends, lower net charge-offs when compared with those for the first nine months of 2013 and some positive economic indicators. See “Asset Quality” for additional information.

Noninterest Income

	Nine Months Ended
	September 30, 2014	September 30, 2013	Percent Change

Service charges on deposits	$1,833	$1,922	(4.63)%
Other service charges and fees	145	139	4.32%
Credit card fees	2,687	2,427	10.71%
Trust fees	921	867	6.23%

BOLI income	526	546	(8.15)%

Other income	669	687	(2.62)%

Realized securities gains (losses), net	5	(44)	(111.36)%

Service charges on deposit accounts for the nine months ended September 30, 2014 decreased slightly when compared with the same period in 2013, while other service charges and fees increased slightly. Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance.

Credit card fees for the nine months of 2014 increased $260, or 10.71%, when compared with the same period last year. The increase stemmed from a change in vendors that resulted in more favorable fee income, as well as a higher volume of merchant transactions and credit card fees.

Income from trust fees increased 6.23% or $54 from the $867 earned in the same period of 2013. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income decreased $20 from September 30, 2013 to September 30, 2014.

Other income includes net gains from the sales of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the nine months ended September 30, 2014 decreased $18 when compared with the nine months ended September 30, 2013. These areas fluctuate with market conditions and because of competitive factors.

Net realized securities gains for the nine months ended September 30, 2014 were $5, as compared with a loss of $44 for the same period in 2013. Net realized securities gains and losses are market driven and have resulted from calls and sales of securities.

Noninterest Expense

	Nine Months Ended
	September 30, 2014	September 30, 2013	Percent Change

Salaries and employee benefits	$8,954	$8,963	(0.10)%
Occupancy, furniture and fixtures	1,265	1,230	2.85%

Data processing and ATM	1,183	1,288	(8.15)%
FDIC assessment	411	408	0.74%
Credit card processing	1,887	1,854	1.78%

Intangibles amortization	807	809	(0.25)%
Net costs of other real estate owned	259	192	34.90%
Franchise taxes	874	803	8.84%
Other operating expenses	2,738	2,697	1.52%

Total noninterest expense increased $134 or 0.73% when the nine months ended September 30, 2014 are compared to the same period of 2013. Most of the increase stemmed from an increase of $67 in net cost of other real estate owned, a $71 increase in franchise taxes and a $35 increase in occupancy, furniture and fixtures. Bank franchise tax expense is calculated based on capital levels. The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market.

FDIC assessment expense for the nine months ended September 30, 2014 increased $3 or 0.74% over the same period for 2013. The calculation is based on total assets and incorporates risk-based factors to determine the amount of the assessment.

Credit card processing expense increased by 1.78% from the total for the nine months ended September 30, 2013. This expense is driven by volume and other factors and is subject to a degree of variability.

Other operating expense increased $41 to $2,738 for the nine months ended September 30, 2014 from $2,697 for the nine months ended September 30, 2013. The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations and other expenses.

Data processing and ATM expense for the nine months ended September 30, 2014 decreased $105 when compared with the expense for the nine months ended September 30, 2013. The decline stemmed from upgrades to ATMs that resulted in lower maintenance expenses, and conversion to a lower-cost vendor for communication infrastructure.

The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, with minimal change in expense between the nine month periods ended September 30, 2014 and September 30, 2013.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2014	December 31, 2013	Percent Change
Interest-bearing deposits	$101,908	$80,690	26.30%

Securities available for sale and restricted stock	194,736	197,447	(1.37)%

Securities held to maturity	163,268	164,888	(0.98)%
Loans, net	588,521	577,746	1.87%
Total assets	1,115,643	1,090,703	2.29%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$144,250	$141,445	1.98%
Interest-bearing demand deposits	499,064	459,340	8.65%
Savings deposits	78,013	72,783	7.19%

Time deposits	233,731	259,914	(10.07)%
Stockholders’ equity	155,447	149,491	3.98%

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

Loans

	September 30, 2014	December 31, 2013	Percent Change

Real estate construction loans	$42,067	$45,925	(8.40)%

Consumer real estate loans	144,312	145,499	(0.82)%
Commercial real estate loans	312,937	311,266	0.54%
Commercial non real estate loans	32,224	31,262	3.08%
Public sector and IDA	36,398	34,220	6.36%
Consumer non real estate	28,735	28,423	1.10%

Less: unearned income	(872)	(905)	(3.65)%
Loans, net of unearned income	$595,801	$595,690	0.02%

The Company’s loans net of unearned income increased by $111 or 0.02%, from $595,690 at December 31, 2013 to $595,801 at September 30, 2014. Growth in commercial real estate loans, commercial non real estate, public sector and IDA, and consumer non real estate was offset by declines in real estate construction and consumer real estate loans. The changes are due to market, economic and competitive forces and are not the result of changes in lending policies. The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products, reverse mortgages or loans with initial teaser rates.

Deposits

	September 30, 2014	December 31, 2013	Percent Change
Noninterest-bearing demand deposits	$153,118	$142,645	7.34%

Interest-bearing demand deposits	492,005	501,541	(1.90)%
Saving deposits	79,870	74,141	7.73%

Time deposits	223,930	241,709	(7.36)%

Total deposits	$948,923	$960,036	(1.16)%

Total deposits decreased $11,113, or 1.16% from $960,036 at December 31, 2013 to $948,923 at September 30, 2014. Increases in non-time deposits totaled $6,666. These increases were offset by a decline time deposits of $17,779, or 7.36%, when September 30, 2014 is compared with December 31, 2013. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers are unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At September 30, 2014, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At September 30, 2014, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At September 30, 2014, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At September 30, 2014, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At September 30, 2014, the loan to deposit ratio was 62.79%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at September 30, 2014 was $162,822, an increase of $16,930 or 11.60%, from the $145,892 at December 31, 2013. The Tier I and Tier II risk-based capital ratios at September 30, 2014 were 23.85% and 25.02%, respectively. Capital levels remain significantly above the regulatory minimum capital requirements of 4.0% for Tier I and 8.0% for Tier II capital.

In October 2013, the Federal Reserve published final rules to align its market risk capital requirements with the Basel III regulatory capital framework and meet certain provisions of the Dodd-Frank Act. The new capital rules are effective for the Company on January 1, 2015 and will require the Company to comply with the following new minimum capital ratios: (1) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (3) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and, (4) a leverage ratio of 4% of total assets. Furthermore, beginning January 1, 2016, these rules introduce a capital conservation buffer, which places restrictions on the amount of retained earnings that may be used for distributions or discretionary bonus payments as risk-based capital ratios approach their respective “adequately capitalized” minimums. The Company is currently considered “well capitalized” under the current rules and Management anticipates that the Company will remain “well capitalized” when the new risk-based capital ratio requirements become effective on January 1, 2015.

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

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. Mortgages must meet strict underwriting and documentation requirements for the sale to be completed. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of September 30, 2014. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the nine months ended September 30, 2014, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at September 30, 2014. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the nine months of 2014 and have not changed materially from those which were disclosed in the Company’s 2013 Form 10-K.

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

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2014 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

NATIONAL BANKSHARES, INC.

Date: November 3, 2014	/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2014	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to the Form 8-K filed on July 9, 2014)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(iii)(A)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on September 4, 1999)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Executive Employment Agreement dated December 17, 2008, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(iii)(A)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(iii)(A)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Second Amendment, dated September 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on September 12, 2008)

*10(viii)(A)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Second Amendment, dated September 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)(A)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(iii)(A)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(iii)(A)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014 is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the nine months ended September 30, 2014, and 2013; (ii) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Financial Statements

*     Indicates a management contract or compensatory plan.