Form 10-K
period 2014-12-31
NATIONAL BANKSHARES INC
filed 2015-03-11
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by Directors, Executive Officers and Corporate Governance) on June 30, 2014 (the last business day of the most recently completed second fiscal quarter) was approximately $205,625,494. As of March 11, 2015, the registrant had 6,950,474 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. 2014 Annual Report to Stockholders	Part II
National Bankshares, Inc. Proxy Statement for the 2015 Annual Meeting of Stockholders	Part III

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

NBB is community-oriented and offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments from its headquarters in Blacksburg, Virginia and its twenty-four branch offices throughout southwest Virginia. NBB has telephone and internet banking and it operates twenty-four automated teller machines in its service area. NBB intends to open for business its twenty-fifth branch office in 2015.

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

At December 31, 2014, NBB had total assets of $1,152,528 and total deposits of $982,695. NBB’s net income for 2014 was $17,357, which produced a return on average assets of 1.55% and a return on average equity of 11.15%. Refer to Note 12 of the Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2014, 2013 and 2012.

Period	Class of Service	Percentage of Total Revenues
December 31, 2014	Interest and Fees on Loans	58.73%
	Interest on Investments	23.75%
December 31, 2013	Interest and Fees on Loans	59.71%
	Interest on Investments	23.60%
December 31, 2012	Interest and Fees on Loans	61.50%
	Interest on Investments	22.48%

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

At December 31, 2014, NBI employed 18 full time employees, NBB had 196 full time equivalent employees and NBFS had 3 full time employees.

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

On July 2, 2013, the Federal Reserve voted to adopt final Basel III capital rules for U.S. banking organizations. The final rules establish an integrated regulatory capital framework and will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier I Common) to risk-weighted assets and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios became effective for the Company on January 1, 2015 and will be fully phased-in on January 1, 2019.

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

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support NBB, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) create a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The Company is predominantly an originator of compliant qualified mortgages.

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

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the Securities and Exchange Commission. The Company’s proxy materials for the 2015 annual meeting of stockholders are also posted on a separate website at www.nationalbanksharesproxy.com.

Item 1A. Risk Factors

If recovery from the economic downturn reverses or recession returns, our credit risk will increase and there could be greater loan losses.

A reversal in economic recovery or return to recession is likely to result in a higher rate of business closures and increased job losses in the region in which we do business. In addition, reduced State funding for the public colleges and universities that are large employers in our market area could have an adverse effect on employment levels and on the area’s economy. These factors would increase the likelihood that more of our customers would become delinquent or default on their loans. A higher level of loan defaults could result in higher loan losses, which could adversely affect our performance.

A reversal in economic recovery or return to recession could increase the risk of losses in our investment portfolio.

The Company holds both corporate and municipal bonds in its investment portfolio. A reversal in economic recovery or return to recession could increase the actual or perceived risk of default by both corporate and government issuers and, in either case, could adversely affect the value of these investments. In addition, the value of these investments could be affected by a change in interest rates and related factors, including the pricing of securities.

The continued weak condition of the local real estate market could negatively affect our business.

A depressed real estate market impacts us in several ways. The demand for new real estate loans has declined, and a portion of our existing loans have become delinquent. Substantially all of the Company’s real property collateral is located in its market area. If there is a continued decline in real estate values, especially in the Company’s market area, the collateral for loans would deteriorate and provide significantly less security.

Focus on lending to small to mid-sized community-based businesses may increase its credit risk.

      Most of Company’s commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market areas in which the Company operates negatively impact this important customer sector, the Company’s results of operations and financial condition may be adversely affected.  Moreover, a portion of these loans have been made by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle. The deterioration of the borrowers’ businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

The Company’s nonperforming assets adversely affect its net income in various ways. Until economic and market conditions stabilize, the Company expects to continue to incur additional losses relating to volatility in nonperforming loans. The Company does not record interest income on nonaccrual loans, which adversely affects its income and increases credit administration costs. When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related asset to the then fair market value of the collateral less estimated selling costs, which may, and often does, result in a loss. An increase in the level of nonperforming assets also increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts and restructurings to manage problem assets. Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that the Company will avoid further increases in nonperforming loans in the future.

The Company relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if the Company is forced to foreclose upon such loans.

A significant portion of the Company’s loan portfolio consists of loans secured by real estate. The Company relies upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease.  As a result of any of these factors, the real estate securing some of the Company’s loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able to recover the outstanding balance of the loan and will suffer a loss.

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

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and annually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. The occurrence of any failure, interruption or security breach of our communications and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.

The Company relies on other companies to provide key components of the Company’s business infrastructure.

Third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While the Company has selected these third party vendors carefully, it does not control their actions. Any problem caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failures of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third party vendor could also hurt the Company’s operations if those difficulties interface with the vendor’s ability to serve the Company.  Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

Consumers may increasingly decide not to use the Bank to complete their financial transactions, which would have a material adverse impact on the Company’s financial condition and operations.

     Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

Changes in funding for higher education could materially affect our business.

Federal and state support for public colleges and universities in the Company’s market area has been adversely affected by the recession and budgetary considerations. As a result, our business may be adversely affected from declines in university programs, capital projects, employment and other related factors.

The Company is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect the Company’s operations and prospects.

The Company currently depends on the services of a number of key management personnel. The loss of key personnel could materially and adversely affect the results of operations and financial condition. The Company’s success also depends in part on the ability to attract and retain additional qualified management personnel.  Competition for such personnel is strong and the Company may not be successful in attracting or retaining the personnel it requires.

Item 1B. Unresolved Staff Comments

There are none.

Item 2. Properties

NBB owns and has a branch bank in NBI’s headquarters building located at 101 Hubbard Street, Blacksburg, Virginia. NBB’s main office is at 100 South Main Street, Blacksburg, Virginia. NBB owns an additional nineteen branch offices and it leases five. We believe that existing facilities are adequate for current needs and to meet anticipated growth.

Item 3. Legal Proceedings

NBI, NBB, and NBFS are not currently involved in any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

National Bankshares, Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “NKSH.” As of December 31, 2014, there were 742 record stockholders of NBI common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 2014 and 2013.

Common Stock Market Prices

	2014		2013		Dividends per share
	High	Low	High	Low	2014		2013
First Quarter	$37.85	$35.66	$36.97	$31.80	$	---	$	---
Second Quarter	37.41	30.76	35.79	31.80		0.55		0.54
Third Quarter	31.92	27.67	38.89	35.14		---		---
Fourth Quarter	31.92	27.50	38.12	34.53		0.58		0.58

NBI’s primary source of funds for dividend payments is dividends from its bank subsidiary, NBB. Bank dividend payments are restricted by regulators, as more fully disclosed in Note 11 of Notes to Consolidated Financial Statements.

On May 14, 2014, NBI’s Board of Directors approved the repurchase of up to 100,000 shares of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934. During 2014, there were no shares repurchased, and 100,000 shares may yet be purchased under the program.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total of stockholder return on NBI common stock with the cumulative return on the NASDAQ Composite Index, and the NASDAQ Bank Index for the five-year period commencing on December 31, 2009. These comparisons assume the investment of $100 in National Bankshares, Inc. common stock in each of the indices on December 31, 2009, and the reinvestment of dividends.

	2009	2010	2011	2012	2013	2014
NATIONAL BANKSHARES, INC.	100	115	106	128	150	128
NASDAQ COMPOSITE INDEX	100	118	117	138	193	222
NASDAQ BANK INDEX	100	114	102	121	172	180

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries

Selected Consolidated Financial Data

$ in thousands, except per share data	Year ended December 31,
	2014	2013	2012	2011	2010
Selected Income Statement Data:
Interest income	$44,103	$46,005	$48,517	$49,832	$49,013
Interest expense	4,899	5,955	7,887	9,184	11,158
Net interest income	39,204	40,050	40,630	40,648	37,855
Provision for loan losses	1,641	1,531	3,134	2,949	3,409
Noninterest income	9,046	8,958	8,971	8,603	8,552
Noninterest expense	24,517	24,370	23,475	23,417	23,206
Income taxes	5,178	5,317	5,245	5,247	4,223
Net income	16,914	17,790	17,747	17,638	15,569

Per Share Data:
Basic net income	2.43	2.56	2.56	2.54	2.25
Diluted net income	2.43	2.55	2.55	2.54	2.24
Cash dividends declared	1.13	1.12	1.10	1.00	0.91
Book value	23.93	21.00	21.60	20.36	18.63

Selected Balance Sheet Data at End of Year:
Loans, net	597,203	587,463	583,813	580,402	568,779
Total securities	385,385	347,109	350,117	317,075	314,092
Total assets	1,154,731	1,110,630	1,104,361	1,067,102	1,022,238
Total deposits	982,428	960,036	946,766	919,333	884,583
Stockholders’ equity	166,303	145,892	150,109	141,299	129,187

Selected Balance Sheet Daily Averages:
Loans, net of unearned income and the allowance for loan losses	584,857	577,746	579,817	580,037	577,210
Total securities	361,028	362,334	337,545	319,066	287,557
Total assets	1,120,848	1,090,703	1,080,351	1,031,899	989,952
Total deposits	957,684	933,482	925,986	888,044	852,953
Stockholders’ equity	157,832	149,491	147,812	136,794	129,003

Selected Ratios:
Return on average assets	1.51%	1.63%	1.64%	1.71%	1.57%
Return on average equity	10.72%	11.90%	12.01%	12.89%	12.07%
Dividend payout ratio	46.43%	43.74%	43.04%	39.34%	40.52%
Average equity to average assets	14.08%	13.71%	13.68%	13.26%	13.03%

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

The national economy and the Company’s market area have experienced a slow recovery since the economic recession of 2008 and 2009. Recession –related declines in real estate values appeared to have stabilized in 2011 and 2012, and in 2013 and 2014 showed signs of improving. Unemployment rates have slowly improved since the peak of the recession, but are still higher than pre-recession levels. Other economic indicators, such as vacancy rates and bankruptcy rates have slightly worsened. If the economic recovery wavers or reverses, it is likely that unemployment will continue at higher-than-normal levels or rise and that other economic indicators will negatively impact the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the State as a result of the recession could also negatively impact employment. This could lead to an even higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. A slow economic recovery could have an adverse effect on all financial institutions, including the Company.

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

Probable losses are accrued through two calculations, individual evaluation of impaired loans and collective evaluation of the remainder of the portfolio. Impaired loans are larger non-homogeneous loans for which there is a probability that collection will not occur according to the loan terms, as well as nonaccrual loans and loans whose terms have been modified in a troubled debt restructuring. Impaired loans that are not TDRs with an estimated impairment loss are placed on nonaccrual status. TDRs that have not met the re-payment requirement of 6 months of consecutive timely payments are designated nonaccrual.

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

Collectively-evaluated loans

Non-impaired loans and smaller homogeneous impaired loans that are not troubled debt restructurings and not part of a larger impaired relationship are grouped by portfolio segments that are made up of smaller loan classes. Loans within a segment or class have similar risk characteristics. Probable loss is determined by applying historical net charge-off rates as well as additional percentages for quantitative and qualitative factors. Loss rates are calculated for and applied to individual classes.

Beginning with the first quarter of 2014, the Company began calculating the applicable loss rates by averaging loss rates over the most recent 8 quarters. Prior to 2014, the Company averaged the current annual loss rate with the annual loss rate of the previous year. The two methods yield similar results for quarterly calculations and yield the same average loss rate for annual calculations. The Company transitioned to using 8 quarters in order to provide ease of calculation on an ongoing basis. The look-back periods of 8 quarters beginning in 2014 and two years for periods ended December 31, 2013 and prior are applied consistently among all classes.

Two loss rates for each class are calculated: total net charge-offs for the class as a percentage of average class loan balance (“class loss rate”), and total net charge-offs for the class as a percentage of average classified loans in the class (“classified loss rate”). Classified loans are those with risk ratings of “substandard” or lower. Net charge-offs in both calculations include charge-offs and recoveries of classified and non-classified loans as well as those associated with impaired loans. Class historical loss rates are applied to non-classified loan balances at the reporting date, and classified historical loss rates are applied to classified balances at the reporting date.

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

The estimate of the allowance for December 31, 2014 considered market and portfolio conditions during 2014 as well as the levels of delinquencies and net charge-offs in the eight quarters ended December 31, 2014. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see the notes to the financial statements, “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Performance Summary

The following table presents NBI’s key performance ratios for the years ending December 31, 2014 and December 31, 2013:

	12/31/14	12/31/13
Return on average assets	1.51%	1.63%
Return on average equity	10.72%	11.90%
Basic net earnings per common share	$2.43	$2.56
Fully diluted net earnings per common share	$2.43	$2.55
Net interest margin (1)	4.01%	4.24%
Noninterest margin (2)	1.38%	1.41%

(1)	Net Interest Margin – Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.
(2)

Noninterest Margin – Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The return on average assets for the year ended December 31, 2014 was 1.51%, a decrease from 1.63% for the year ended December 31, 2013. The return on average equity decreased from 11.90% for the year ended December 31, 2013 to 10.72% for the year ended December 31, 2014.

Reflecting both the effects of the low interest rate environment throughout 2014 on NBI’s yields and funding costs and the Company’s asset/liability management practices, the net interest margin decreased from 4.24% at year-end 2013 to 4.01% at December 31, 2014.

The noninterest margin decreased from 1.41% to 1.38% over the same period, while basic net earnings per common share decreased from $2.56 for the year ended December 31, 2013 to $2.43 for the year ended December 31, 2014.

Growth

NBI’s key growth indicators are shown in the following table:

	12/31/14	12/31/13
Securities	$385,385	$347,109
Loans, net	597,203	587,463
Deposits	982,428	960,036
Total assets	1,154,731	1,110,630

Total assets experienced growth in 2014, funded by increases in customer deposits. Customer deposits grew $22,392 or 2.33% from December 31, 2013, with increases mainly from municipal deposits and individuals seeking to safeguard principal by avoiding more volatile investments in financial markets. The liquidity provided by customer deposits supported growth in loans of $9,740 or 1.66%. Securities increased by $38,276 or 11.03%.

In both 2014 and 2013, the Company’s growth was internally generated and was not the result of acquisitions or other borrowings.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	12/31/14	12/31/13
Nonperforming loans(1)	$9,287	$6,584
Loans past due 90 days or more and accruing	207	190
Other real estate owned	4,744	4,712
Allowance for loan losses to loans(2)	1.36%	1.38%
Net charge-off ratio	0.27%	0.28%

(1)	Nonperforming loans include nonaccrual loans plus restructured loans in nonaccrual status. Accruing restructured loans are not included.
(2)	Loans are net of unearned income and deferred fees.

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses. At December 31, 2014, nonperforming loans were $9,287 or 1.53% of loans net of unearned income and deferred fees. This compares to $6,584 and 1.11% at December 31, 2013. Loans past due 90 days or more and still accruing at year-end 2014 totaled $207, an increase of $17 or 8.95%, from $190 at December 31, 2013. The net charge-off ratio decreased from 0.28% for the year ended December 31, 2013 to 0.27% for the year ended December 31, 2014, while other real estate owned increased $32 for the same period.

The Company’s risk analysis determined an allowance for loan losses of $8,263 at December 31, 2014, resulting in a provision for the year of $1,641. This compares with an allowance for loan losses of $8,227 as of December 31, 2013, and a provision of $1,531 for the year ended December 31, 2013. The ratio of the allowance for loan losses to loans decreased to 1.36%, from 1.38% at December 31, 2013. The methodology for determining the allowance for loan losses relies on historical charge-off trends, modified by trends in nonperforming loans and economic indicators. More information about the level and calculation methodology of the allowance for loan losses is provided in “Balance Sheet – Loans – Risk Elements,” “Balance Sheet – Loans – Troubled Debt Restructurings,” as well as Notes 1 and 5 to the financial statements.

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

Net Interest Income

Net interest income for the year ended December 31, 2014 was $39,204, a decrease of $846, or 2.11%, when compared to the prior year. The net interest margin for 2014 was 4.01%, compared to 4.24% for 2013. Total interest income for the period ended December 31, 2014 was $44,103, a decrease of $1,902 from the period ended December 31, 2013. Interest expense declined by $1,056 during the same time frame, from $5,955 for the year ended December 31, 2013 to $4,899 for the year ended December 31, 2014. The decline in interest expense came about in part because higher priced certificates of deposit renewed at lower interest rates. In addition, low-rate interest-bearing deposits volume increased substantially. Please refer to the section titled “Analysis of Changes In Interest Income and Interest Expense” for further information related to rate and volume changes.

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

During 2014, interest rates continued at historic lows. Offsetting the positive effect of low interest rates on customer deposits is the fact that some higher yielding securities in the Company’s investment portfolio were called and were replaced with securities with yields at the lower market rate. Another negative effect of the low interest rate environment is the level of interest earned on overnight funds. This impacted the yield on the Company’s interest-bearing deposits in other banks. The yield on the Company’s interest-bearing deposits in other banks assets in 2014 was 0.25%, while the cost of interest-bearing liabilities was 0.60% in the same period. These assets are used primarily to provide liquidity.

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

	December 31, 2014			December 31, 2013			December 31, 2012
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (1)(2)(3)(4)	$593,327	$31,751	5.35%	$587,007	$33,303	5.67%	$589,935	$35,744	6.06%
Taxable securities(5)	215,872	6,798	3.15%	198,112	6,585	3.32%	166,003	6,460	3.89%
Nontaxable securities (1)(5)	157,421	9,018	5.73%	171,636	9,891	5.76%	167,355	10,002	5.98%
Interest-bearing deposits	103,320	262	0.25%	80,690	213	0.26%	95,326	240	0.25%
Total interest-earning assets	$1,069,940	$47,829	4.47%	$1,037,445	$49,992	4.82%	$1,018,619	$52,446	5.15%
Interest-bearing liabilities:
Interest-bearing demand deposits	$501,956	$3,385	0.67%	$459,340	$3,749	0.82%	$420,947	$4,167	0.99%
Savings deposits	78,778	35	0.04%	72,783	35	0.05%	64,973	36	0.06%
Time deposits	230,418	1,479	0.64%	259,914	2,171	0.84%	298,797	3,684	1.23%
Total interest-bearing liabilities	$811,152	$4,899	0.60%	$792,037	$5,955	0.75%	$784,717	$7,887	1.01%
Net interest income and interest rate spread		$42,930	3.87%		$44,037	4.07%		$44,559	4.14%
Net yield on average interest-earning assets			4.01%			4.24%			4.37%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three years presented.
(2)	Loan fees of $593 in 2014, $843 in 2013 and $802 in 2012 are included in total interest income.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.

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

	2014 Over 2013			2013 Over 2012
	Changes Due To			Changes Due To
	Rates(2)	Volume(2)	Net Dollar Change	Rates(2)	Volume(2)	Net Dollar Change
Interest income: (1)
Loans	$(1,908)	$356	$(1,552)	$(2,265)	$(176)	$(2,441)
Taxable securities	(357)	570	213	(1,020)	1,145	125
Nontaxable securities	(59)	(814)	(873)	(363)	252	(111)
Interest-bearing deposits	(8)	57	49	12	(39)	(27)
Increase (decrease) in income on interest-earning assets	$(2,332)	$169	$(2,163)	$(3,636)	$1,182	$(2,454)
Interest expense:
Interest-bearing demand deposits	$(691)	$327	$(364)	$(775)	$357	$(418)
Savings deposits	(3)	3	---	(6)	5	(1)
Time deposits	(465)	(227)	(692)	(1,078)	(435)	(1,513)
Increase (decrease) in expense of interest-bearing liabilities	$(1,159)	$103	$(1,056)	$(1,859)	$(73)	$(1,932)
Increase (decrease) in net interest income	$(1,173)	$66	$(1,107)	$(1,777)	$1,255	$(522)

(1)	Taxable equivalent basis using a Federal income tax rate of 35% in 2014, 2013 and 2012.
(2)	Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

Total interest expense declined by $1,056, while interest income on a taxable-equivalent basis decreased $2,163, resulting in a decrease of $1,107 in taxable-equivalent net interest income when 2014 and 2013 are compared. Declining rates impacted net interest income by $1,173, offset by increases due to favorable changes in volume of $66.

The lower interest rate environment led to a decline of $1,908 in interest income from loans. The average balance of loans increased from $587,007 in 2013 to $593,327 in 2014, causing an increase in interest income of $356 due to volume.

Interest income on taxable securities decreased $357 due to rates, offset by an increase of $570 due to average volume, for a net increase of $213 compared to 2013. The continued low interest rate environment resulted in a large number of called securities during 2014 and reduced the opportunity to reinvest the proceeds in securities with more attractive yields. Because of low yields in the securities markets and flat loan demand, the Company priced deposits accordingly.

Interest on time deposits declined $692 from 2013 to 2014, with a decline of $465 due to rates and $227 attributable to volume. See “Net Interest Income” for additional information related to the decline in interest expense.

The low interest rate environment was also present in 2013 and 2012. As compared with 2012, there was a $1,513 decline in interest expense associated with time deposits in 2013. Of the total decline, $1,078 was due to rates, and $435 stemmed from lower deposit volume. Management focused on deposit pricing and took advantage of falling rates to lower interest expense.

From 2012 to 2013 interest on loans decreased by $2,441. Reduced rates contributed $2,265 to the decline, while reduced volume contributed $176 to the decline in loan interest income. As compared with 2012, there was a decrease of $522 in net interest income in 2013, with an increase due to volume of $1,255, offset by declines due to rate of $1,777.

Interest Rate Sensitivity

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Among the tools available to management is interest rate sensitivity analysis, which provides information related to repricing opportunities. Interest rate shock simulations indicate potential economic loss due to future interest rate changes. Shock analysis is a test that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on the return on average assets and the return on average equity projected at December 31, 2014 and 2013. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

Rate Shift (bp)	Return on Average Assets		Return on Average Equity
	2014	2013	2014	2013
300	1.58%	1.42%	7.58%	7.69%
200	1.44%	1.26%	6.99%	6.32%
100	1.39%	1.15%	6.45%	5.26%
(-)100	1.27%	1.13%	5.53%	4.23%
(-)200	1.18%	1.00%	5.73%	3.88%
(-)300	1.09%	0.89%	5.78%	3.64%

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

Noninterest Income

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Service charges on deposits	$2,434	$2,563	$2,594
Other service charges and fees	187	225	243
Credit card fees	3,631	3,330	3,278
Trust fees	1,213	1,150	1,313
Bank-owned life insurance income	711	739	814
Other income	868	997	669
Realized securities gains	2	(46)	60
Total noninterest income	$9,046	$8,958	$8,971

Service charges on deposit accounts totaled $2,434 for the year ended December 31, 2014. This is a decline of $129, or 5.03%, from $2,563 for the year ended December 31, 2013. Service charges on deposit accounts decreased $31, or 1.20%, from 2012 to 2013. This income category is affected by the number of deposit accounts, the level of service charges and the number of checking account overdrafts. The 2014 decline resulted primarily from a decrease of $89 in ATM transaction fees and a decrease of $48 in account service charges. When the year ended December 31, 2013 is compared to the year ended December 31, 2012, a decline in ATM transaction fees of $20 and a decrease of $10 in account service charges accounted for the bulk of the $31 overall decline. The Company removed three automatic teller machines in 2012 to obtain cost savings that are expected to exceed the associated decline in ATM fee income.

Other service charges and fees included charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees from letters of credit and income from commissions on the sale of credit life, accident and health insurance. These fees were $187 for the year ended December 31, 2014, down by $38, or 16.89%, from the $225 for 2013. The total for the year ended December 31, 2013 was $18 below the $243 posted for the year ended December 31, 2012. The declines in 2014 and 2013 were primarily attributable to lower check sales, decreasing income by $63 in 2014 and $7 in 2013. This is attributed to increased customer adoption of debit cards and internet banking bill-pay. Service charges associated with letters of credit remained constant in 2014.

Credit card fees for the year ended December 31, 2014, were $3,631 above the $3,330 reported for the year ended December 31, 2013. From 2012 to 2013, credit card fees increased $52, or 1.59%. The increases in 2014 and 2013 are due to increased volume of merchant transaction fees and credit card fees.

Trust fees at $1,213 increased by $63 or 5.48% when the years ended December 31, 2014 and 2013 are compared. For the year ended December 31, 2013 trust fees were $1,150, a decrease of $163, or 12.41%, from 2012. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions. The mix of account types also affected the level of trust fees in 2013 and 2014.

Noninterest income from bank-owned life insurance (BOLI) decreased, from $739 for the year ended December 31, 2013 to $711 for 2014. BOLI income for the year ended December 31, 2012 was $814. Income from bank-owned life insurance was affected by the performance of the variable rate policies.

Other income is income from smaller balance accounts that cannot be classified in another category. Some examples include net gains from the sales of fixed assets and revenue from investment and insurance sales. Other income for 2014 was $868, a decrease of $129, or 12.94%, when compared with $997 for the year ended December 31, 2013. The decrease from 2013 to 2014 stemmed primarily from a decrease in income from other investments of $77. Other income for 2013 increased by $328, when compared with 2012. The bulk of the increase from 2012 to 2013 came from an increase of $129 in commissions earned by the Company’s insurance and investments subsidiary.

Realized securities net gains for the three years presented were primarily associated with called securities. The Company did not sell any securities in 2014 or 2012. The Company sold five securities in the available for sale accounting designation in 2013.

Noninterest Expense

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Salaries and employee benefits	$11,691	$11,978	$12,005
Occupancy, furniture and fixtures	1,722	1,616	1,589
Data processing and ATM	1,643	1,700	1,593
FDIC assessment	533	554	475
Credit card processing	2,593	2,546	2,442
Intangibles amortization	1,075	1,078	1,083
Net costs of other real estate owned	369	296	208
Franchise taxes	1,182	1,083	901
Other operating expenses	3,709	3,519	3,179
Total noninterest expense	$24,517	$24,370	$23,475

Salary and benefits expense decreased $287, or 2.40%, from $11,978 for the year ended December 31, 2013 to $11,691 for 2014. An increase in fringe benefits expense of $390 partially offset a decline in other salary expenses, which were the result of normal staffing and compensation decisions. The decrease of $27, from 2012 to 2013 was also the result of normal compensation and staffing decisions.

Occupancy, furniture and fixtures expense was $1,722 for the year ended December 31, 2014, an increase of $106, or 6.56%, from the prior year. The 2013 total was $1,616, an increase of $27, or 1.70%, from the $1,593 reported at year-end 2012. The small increases in 2014 and 2013 are reflective of the Company’s emphasis on containing controllable expenses.

Data processing and ATM expense was $1,643 in 2014, $1,700 in 2013 and $1,589 in 2012. Data processing and ATM expense in 2014 benefitted from infrastructure upgrades performed in 2013.

When the years ended December 31, 2014 and December 31, 2013 are compared, there was a decrease in the Federal Deposit Insurance Corporation Deposit Insurance Fund assessment of $21. The total expense for 2013 was $554, which compares with $533 for 2014. The FDIC assessment expense for the year ended December 31, 2013 increased $79 from $475 for 2012. The FDIC assessment is accrued based on a method provided by the FDIC.

Credit card processing expense was $2,593 for the period ended December 31, 2014, an increase of $47, or 1.85% from 2013’s total of $2,546. Credit card processing expense in 2013 increased $104, or 4.26% from 2012. This expense is driven by the volume of credit card, debit card and merchant account transactions and by the level of merchant discount fees. It is subject to a degree of variability.

The expense for intangibles and goodwill amortization is related to acquisitions. There were no acquisitions in the last year, and the expense for 2014 decreased from 2013 by $3 or 0.28%. The expense for intangibles and goodwill amortization decreased $5 from 2012 to 2013.

Net costs of other real estate owned increased from $296 for the period ended December 31, 2013 to $369 for the year ended December 31, 2014. From 2012 to 2013, net costs of other real estate owned increased $88 from $208. This expense category varies with the number of foreclosed properties owned by NBB and with the expense associated with each. It includes write-downs on other real estate owned plus other costs associated with carrying these properties, as well as net gains or losses on the sale of other real estate. In 2014, write-downs on other real estate were $84. This compares with $80 in 2013 and $76 in 2012. Other real estate is initially accounted for at fair value using current valuations, which include appraisals, real estate evaluations and realtor market opinions. If new valuation information indicates a decline from the initial basis, the Company records a write-down. Other costs for these properties in 2014 were $240, while they were $197 in 2013. There was a total of $45 in net losses on the sale of other real estate for 2014 and $19 for 2013. Because the Company’s market area continues to experience the effects of the prolonged recession and slow recovery, it is anticipated that there will be additional foreclosures in the near future. The Company currently has loans totaling $1,260 in process of foreclosure. While some of the loans may be resolved in a manner other than foreclosure, it is likely that some loans will be foreclosed and may result in an associated increase in the costs of other real estate owned.

Franchise taxes were $1,182 for the period ended December 31, 2014 and $1,083 for 2013, an increase of $99 or 9.14%. Franchise tax expense increased $182 in 2013 from $901 in 2012. State bank franchise taxes are based upon total equity, which increased in both 2013 and 2014.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs and charitable donations. For the year ended December 31, 2014, other operating expenses were $3,709. This compares with $3,519 for 2013 and $3,179 for 2012. The $190 increase from 2013 to 2014 is the result of changes in several categories of expense, with no one item making a significant contribution to the total.

Income Taxes

Income tax expense for 2014 was $5,178 compared to $5,317 in 2013 and $5,245 in 2012. Tax exempt income is the primary difference between expected and actual income tax expense. The Company’s effective tax rates for 2014, 2013 and 2012 were 23.44%, 23.01% and 22.81%, respectively. The Company is subject to the 35% marginal tax rate. See Note 10 of the Notes to Consolidated Financial Statements for addition information relating to income taxes.

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

Provision and Allowance for Loan Losses

The Company’s risk analysis determined an allowance for loan losses of $8,263 at December 31, 2014, an increase from $8,227 at December 31, 2013 and a decrease from $8,349 at December 31, 2012. The provision for the year ended December 31, 2014 was $1,641, an increase from $1,531 for the same period in 2013. The ratio of allowance for loan losses to loans is 1.36% as of December 31, 2014, compared with 1.38% December 31, 2013 and 1.41% at December 31, 2012.

Asset quality indicators that improved from December 31, 2013 include the percentage of net charge-offs and the ratio of loans past due 30-89 days to total loans. The net charge-off percentage improved from 0.28% for the year ended December 31, 2013 to 0.27% for the year ended December 31, 2014. The percentage of loans past due 30-89 days improved from 0.50% at December 31, 2013 to 0.40% at December 31, 2014. The ratio of loans past due 90 days or more remained static at 0.03%.

Asset quality indicators that worsened from December 31, 2013 include an increase in the level of criticized loans and the percentage of nonaccrual loans. Criticized loans as a percentage of total loans increased to 5.01% at December 31, 2014, compared with 4.29% at December 31, 2013. Nonaccrual loans as a percentage of total loans increased to 1.53% at December 31, 2014, from 1.11% at December 31, 2013. The percentage of the allowance for loan losses to non-performing loans decreased from 124.98% at December 31, 2013 to 88.97% December 31, 2014.

Economic factors were analyzed to determine their impact on the credit risk of the loan portfolio. Within the Company’s market area, business bankruptcy rates and unemployment rates indicated slight improvements, while residential vacancy rate, inventory of new and existing homes, and personal bankruptcy rates slightly worsened. Other factors, including competition, legal and regulatory environments and the interest rate environment remained at similar levels to the previous quarter.

Asset quality indicators, loss rates and economic factors impact the estimate of the allowance for collectively evaluated loans. The percentage of the allowance for collectively-evaluated loans increased from 1.30% at December 31, 2013 to 1.35% at December 31, 2014. Specific allocations for individually-evaluated impaired loans are determined through detailed analysis of cash flow and collateral valuations estimates. The allowance appears to be at a reasonable level based on the credit quality and economic indicators that impact credit risk. The Company continues to monitor risk within the loan portfolio.

The current level of nonperforming assets is manageable in management’s opinion. Core earnings remain strong and there are sufficient resources available to deal with these assets. The level of nonperforming assets is primarily influenced by local economic conditions. A high degree of uncertainty remains concerning the speed of recovery, and in particular the speed of the recovery in the Company’s relatively limited market area. For that reason, management is unable to predict with any degree of certainty whether and how much its asset quality may improve or deteriorate. Based on current information, management believes the level of nonperforming assets will continue to compare well with peers, but may be high when considering its own historic level of nonperforming assets. Please see “Critical Accounting Policies” above for additional information. Please see “Balance Sheet – Loans- Risk Elements” for additional detail about nonperforming assets.

Quarterly Results of Operations

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2014, 2013 and 2012:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$11,153	$11,054	$10,984	$10,912
Interest expense	1,315	1,295	1,147	1,142
Net interest income	9,838	9,759	9,837	9,770
Provision for loan losses	103	701	356	481
Noninterest income	2,200	2,344	2,242	2,260
Noninterest expense	6,182	6,060	6,136	6,139
Income taxes	1,349	1,233	1,324	1,272
Net income	$4,404	$4,109	$4,263	$4,138
Per Share Data:
Basic net income per common share	$0.63	$0.59	$0.61	$0.60
Fully diluted net income per common share	0.63	0.59	0.61	0.60
Cash dividends per common share	---	0.55	---	0.58
Book value per common share	22.08	22.57	23.43	23.93

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$11,537	$11,562	$11,545	$11,361
Interest expense	1,679	1,548	1,388	1,340
Net interest income	9,858	10,014	10,157	10,021
Provision for loan losses	671	355	303	202
Noninterest income	2,156	2,236	2,148	2,418
Noninterest expense	5,965	6,134	6,142	6,129
Income taxes	1,162	1,326	1,343	1,486
Net income	$4,216	$4,435	$4,517	$4,622
Per Share Data:
Basic net income per common share	$0.61	$0.64	$0.65	$0.66
Fully diluted net income per common share	0.60	0.64	0.65	0.66
Cash dividends per common share	---	0.54	---	0.58
Book value per common share	22.07	20.95	21.06	21.00

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$12,072	$12,144	$12,191	$12,110
Interest expense	2,117	2,018	1,936	1,816
Net interest income	9,955	10,126	10,255	10, 294
Provision for loan losses	672	1,104	778	580
Noninterest income	2,213	2,341	2,174	2,243
Noninterest expense	5,730	5,751	6,108	5,886
Income taxes	1,337	1,272	1,250	1,386
Net income	$4,429	$4,340	$4,293	$4,685
Per Share Data:
Basic net income per common share	$0.64	$0.63	$0.62	$0.67
Fully diluted net income per common share	0.64	0.62	0.62	0.67
Cash dividends per common share	---	0.53	---	0.57
Book value per common share	20.86	21.14	21.66	21.60

Balance Sheet

On December 31, 2014, the Company had total assets of $1,154,731, an increase of $44,101 or 3.97%, over the total of $1,110,630 on December 31, 2013. For 2014, the growth in assets was entirely internally generated and was not the result of acquisitions. Total assets at December 31, 2013 were up by $6,269, or 0.57%, over the total at December 31, 2012.

Loans

The Company’s loan categorization reflects its approach to loan portfolio management and includes six groups. Real estate construction loans include construction loans for residential and commercial properties, as well as land. Consumer real estate loans include conventional and junior lien mortgages, equity lines and investor-owned residential real estate. Commercial real estate loans are comprised of owner-occupied and leased nonfarm, nonresidential properties, multi-family residence loans and farmland. Commercial non real estate loans include farm loans, operating capital lines and loans secured by capital assets. Public sector and IDA loans are extended to municipalities. Consumer non real estate loans include automobile loans, personal loans, credit cards and consumer overdrafts.

A.     Types of Loans

	December 31,
	2014	2013	2012	2011	2010
Real estate construction	$45,562	$45,925	$50,313	$48,531	$46,169
Consumer real estate	147,039	145,499	143,262	150,224	153,405
Commercial real estate	310,762	311,266	304,308	303,192	293,171
Commercial non real estate	33,413	31,262	37,349	38,832	37,547
Public sector and IDA	41,361	34,220	26,169	15,571	12,553
Consumer non real estate	28,182	28,423	31,714	33,072	34,543
Total loans	$606,319	$596,595	$593,115	$589,422	$577,388
Less unearned income and deferred fees	(853)	(905)	(953)	(952)	(945)
Total loans, net of unearned income	$605,466	$595,690	$592,162	$588,470	$576,443
Less allowance for loans losses	(8,263)	(8,227)	(8,349)	(8,068)	(7,664)
Total loans, net	$597,203	$587,463	$583,813	$580,402	$568,779

B.     Maturities and Interest Rate Sensitivities

The following table presents maturities and interest rate sensitivities for commercial non real estate, commercial real estate and real estate construction loans.

	December 31, 2014
	< 1 Year	1 – 5 Years	After 5 Years	Total
Commercial non real estate	$18,053	$11,977	$3,383	$33,413
Commercial real estate	22,120	58,687	229,955	310,762
Real estate construction	18,870	19,668	7,024	45,562
Total	59,043	90,332	240,362	389,737
Less loans with predetermined interest rates	(21,025)	(18,842)	(6,171)	(46,038)
Loans with adjustable rates	$38,018	$71,490	$234,191	$343,699

C.     Risk Elements

The following table presents aggregate amounts for nonaccrual loans, restructured loans in nonaccrual, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments, and accruing restructured loans.

	December 31,
	2014		2013		2012		2011		2010
Nonaccrual loans:
Real estate construction	$	---	$	---		$3,109	$	---	$	---
Consumer real estate		164		198		612		296		964
Commercial real estate		3,087		5,383		7,018		702		526
Commercial non real estate		748		128		82		400		448
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		23		49		---		---
Total nonaccrual loans		$3,999		$5,732		$10,870		$1,398		$1,938
Restructured loans (TDR Loans) in nonaccrual
Real estate construction	$	---	$	---		$123		$1,681		$2,185
Consumer real estate		---		201		407		315		---
Commercial real estate		5,288		651		1,142		1,544		3,698
Commercial non real estate		---		---		479		198		250
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		68		---
Total restructured loans in nonaccrual		5,288		852		2,151		3,806		6,133
Total nonperforming loans		$9,287		$6,584		$13,021		$5,204		$8,071
Other real estate owned, net		4,744		4,712		1,435		1,489		1,723
Total nonperforming assets		$14,031		$11,296		$14,456		$6,693		$9,794

Accruing loans past due 90 days or more:
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		82		128		156		346		612
Commercial real estate		102		---		---		63		577
Commercial non real estate		---		---		---		26		81
Public sector and IDA		---		---		---		---		---
Consumer non real estate		23		62		14		46		66
		$207		$190		$170		$481		$1,336
Accruing restructured loans:
Real estate construction	$	---	$	---	$	---		$1,611	$	---
Consumer real estate		819		579		80		156		---
Commercial real estate		5,192		5,552		1,886		1,922		350
Commercial non real estate		29		60		39		67		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		---		---
		$6,040		$6,191		$2,005		$3,756		$350

Loan loss and other indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table

	2014	2013	2012
Provision for loan losses	$1,641	$1,531	$3,134
Net charge-offs to average net loans	0.27%	0.28%	0.49%
Allowance for loan losses to loans, net of unearned income and deferred fees	1.36%	1.38%	1.41%
Allowance for loan losses to nonperforming loans	88.97%	124.95%	64.12%
Allowance for loan losses to nonperforming assets	58.89%	72.83%	57.75%
Nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.30%	1.88%	2.44%
Nonaccrual loans	$3,999	$5,732	$10,870
Restructured loans in nonaccrual status	5,288	852	2,151
Other real estate owned, net	4,744	4,712	1,435
Total nonperforming assets	$14,031	$11,296	$14,456
Accruing loans past due 90 days or more	$207	$190	$170

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

Total impaired loans at December 31, 2014 were $15,121, of which $8,794 were in nonaccrual status. Impaired loans at December 31, 2013 and 2012 were $12,985 and $18,456, of which $6,190 and $11,821 were in nonaccrual status, respectively.

The ratio of the allowance for loan losses to total nonperforming loans decreased from 124.95% in 2013 to 88.97% in 2014. The Company believes the allowance for loan losses is adequate for the credit risk inherent in the loan portfolio.

D. Modifications and Troubled Debt Restructurings (“TDRs”)

In the ordinary course of business the Company modifies loan terms on a case-by-case basis, including both consumer and commercial loans, for a variety of reasons. Modifications to consumer loans generally involve short-term deferrals to accommodate specific, temporary circumstances. The Company may grant extensions to borrowers who have demonstrated a willingness and ability to repay their loan but who are experiencing consequences of a specific unforeseen temporary hardship.

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

Modifications Made During the 12 Months Ended December 31, 2014 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	43	$19,097
Payment extensions for less than 3 months	120	2,020
Maturity date extensions of more than 3 months and up to 6 months	196	34,038
Maturity date extensions of more than 6 months and up to 12 months	278	9,637
Maturity date extensions of more than 12 months	13	4,710
Advances on non-revolving loans or recapitalization	2	39
Change in amortization term or method	28	14,822
Renewal of expired Home Equity Line of Credit loans to additional 10 years	30	592
Renewal of single-payment notes	235	5,337
Total modifications that do not constitute TDRs	945	$90,292

Modifications Made During the 9(1) Months Ended December 31, 2013 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	54	$30,179
Payment extensions for less than 3 months	153	3,901
Maturity date extensions of more than 3 months and up to 6 months	61	6,177
Maturity date extensions of more than 6 months and up to 12 months	161	5,393
Maturity date extensions of more than 12 months	13	1,149
Advances on non-revolving loans or recapitalization	3	435
Change in amortization term or method	25	8,201
Renewal of expired Home Equity Line of Credit loans to additional 10 years	25	431
Renewal of single-payment notes	78	1,742
Total modifications that do not constitute TDRs	573	$57,608

(1)	The Company began coding modifications during the second quarter of 2013.

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

The Company had $11,328 in TDRs as of December 31, 2014 and $7,043 as of December 31, 2013. Accruing TDR loans amounted to $6,040 at December 31, 2014 compared to $6,191 at December 31, 2013.

Restructuring generally results in loans with either lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming. In 2014, the Company modified loans in troubled debt restructurings that, directly prior to restructuring, totaled $5,671 and that have total principal balances of $5,203 as of December 31, 2014. Some of the Company’s restructured loans defaulted during the twelve months ended December 31, 2014. The Company defines default as a delay in one payment of more than 90 days or charge-offs or foreclosure after the date of restructuring. All of the restructured loans that defaulted had been modified more than twelve months prior to default.

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

	TDR Delinquency Status as of December 31, 2014
			Accruing
	Total TDR Loans		Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		819		786		---		33		---
Commercial real estate		10,480		5,192		---		---		5,288
Commercial non real estate		29		29		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		---		---
Total TDR Loans		$11,328		$6,007	$	---		$33		$5,288

	TDR Delinquency Status as of December 31, 2013
			Accruing
	Total TDR Loans		Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		780		579		---		---		201
Commercial real estate		6,203		5,552		---		---		651
Commercial non real estate		60		60		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		---		---
Total TDR Loans		$7,043		$6,191	$	---	$	---		$852

	TDR Delinquency Status as of December 31, 2012
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$123	$	---	$	---	$	---	$123
Consumer real estate	487		80		---		---	407
Commercial real estate	3,028		1,886		---		---	1,142
Commercial non real estate	518		39		---		---	479
Public sector and IDA	---		---		---		---	---
Consumer non real estate	---		---		---		---	---
Total TDR Loans	$4,156		$2,005	$	---	$	---	$2,151

Summary of Loan Loss Experience

A.      Analysis of the Allowance for Loan Losses

The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

	December 31,
	2014	2013	2012	2011	2010
Average loans, net of unearned income	$592,944	$585,991	$588,170	$588,439	$586,133
Allowance for loan losses at beginning of year	8,227	8,349	8,068	7,664	6,926
Charge-offs:
Real estate construction	2	184	640	444	---
Consumer real estate	222	256	370	584	475
Commercial real estate	1,201	64	1,589	320	1,050
Commercial non real estate	89	968	109	990	919
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	346	348	245	290	366
Total loans charged off	1,860	1,820	2,953	2,628	2,810
Recoveries:
Real estate construction	---	44	13	---	---
Consumer real estate	---	1	8	16	10
Commercial real estate	50	25	---	---	61
Commercial non real estate	132	18	2	---	1
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	73	79	77	67	67
Total recoveries	255	167	100	83	139
Net loans charged off	1,605	1,653	2,853	2,545	2,671
Provision charged to operations	1,641	1,531	3,134	2,949	3,409
Allowance for loan losses at end of year	$8,263	$8,227	$8,349	$8,068	$7,664
Net charge-offs to average net loans outstanding	0.27%	0.28%	0.49%	0.43%	0.46%

The Company charges off commercial real estate loans at the time that a loss is confirmed. When delinquency status or other information indicates that the borrower will not repay the loan, the Company considers collateral value based upon a current appraisal or internal evaluation. Any loan amount in excess of collateral value is charged off and the collateral is taken into other real estate owned.

Factors influencing management’s judgment in determining the amount of the loan loss provision charged to operating expense include: the quality of the loan portfolio as determined by management, the historical loan loss experience, diversification as to type of loans in the portfolio, the amount of secured as compared with unsecured loans and the value of underlying collateral, banking industry standards and averages, and economic conditions. Management evaluates the quality of the loan portfolio by examining past due and nonaccrual ratios for each class. The ratio of loans past due 30-89 days to total loans decreased from 0.50% at December 31, 2013 to 0.40% at December 31, 2014, while the ratio of accruing loans 90 days past due to total loans remained essentially static, and nonaccrual loans as a percentage of total loans increased from 1.11% at December 31, 2013 to 1.53% at December 31, 2014.

Historical losses are computed and incorporated to the calculation for the allowance for loan losses on the class level. On a total portfolio basis, the charge-off rate for the twelve months ended December 31, 2014 decreased 1 basis point to 0.27% from 0.28% for the twelve months ended December 31, 2013. Class balances as a percentage of total loans are evaluated to determine growth areas. Classes that increased were construction loans other, investor-owned residential real estate, multifamily residential real estate loans, commercial and industrial loans, public sector and IDA, and other consumer loans. High risk loans, defined by the Company to be junior lien mortgages, interest only loans and loans with high loan-to-value ratios, were examined. The percentage of high-risk loans as a percentage of total loans decreased slightly from December 31, 2013.

Economic factors were analyzed to determine their impact on the credit risk of the loan portfolio. From December 31, 2013 to December 31, 2014, positive signs were decreases in unemployment, business bankruptcy rates and the inventory of existing homes on the market, while the average personal bankruptcy rate and residential vacancy rate were found to have increased. Management’s analysis of the loan portfolio and pertinent economic conditions resulted in a determination of the allowance for loan losses for collectively-evaluated loans of $7,981 at December 31, 2014, up from $7,603 at December 31, 2013. As of December 31, 2014, the unallocated portion of the reserve was $48, and at December 31, 2013 the unallocated reserve was $285. Individually-evaluated impaired loans are valued using the appraised value of the underlying collateral or the present value of cash flows for each loan. Valuation procedures for impaired loans resulted in a required reserve for impaired loans of $282 at December 31, 2014 and $624 at December 31, 2013. The total required reserves of $8,263 at December 31, 2014, $8,227 as of December 31, 2013 and $8,349 as of December 31, 2012 indicated provision charges for loan losses of $1,641 for the twelve months ended December 31, 2014, $1,531 for the twelve months ended December 31, 2013 and $3,134 for the twelve months ended December 31, 2012.

B.     Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

	December 31,
	2014		2013		2012		2011		2010
	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
Real estate construction	$612	7.52%	$863	7.70%	$1,070	8.48%	$1,079	8.23%	$1,087	8.00%
Consumer real estate	1,662	24.25%	1,697	24.39%	2,263	24.15%	1,245	25.49%	1,052	26.57%
Commercial real estate	3,537	51.25%	3,685	52.17%	3,442	51.31%	3,515	51.44%	3,461	50.78%
Commercial non real estate	1,475	5.51%	989	5.24%	959	6.30%	1,473	6.59%	1,089	6.50%
Public sector and IDA	327	6.82%	132	5.74%	142	4.41%	232	2.64%	259	2.17%
Consumer non real estate	602	4.65%	576	4.76%	424	5.35%	403	5.61%	587	5.98%
Unallocated	48		285		49		121		129
	$8,263	100.00%	$8,227	100.00%	$8,349	100.00%	$8,068	100.00%	$7,664	100.00%

An analysis of the allowance for loan losses by impairment basis follows:

	December 31,
	2014	2013	2012
Impaired loans	$15,121	$12,985	$18,456
Allowance related to impaired loans	282	624	554
Allowance to impaired loans	1.87%	4.81%	3.00%

Non-impaired loans	591,198	583,610	574,659
Allowance related to non-impaired loans	7,981	7,603	7,795
Allowance to non-impaired loans	1.35%	1.30%	1.36%

Total loans	606,319	596,595	593,115
Less: unearned income and deferred fees	(853)	(905)	(953)
Loans, net of unearned income and deferred fees	605,466	595,690	592,162
Allowance for loan losses, total	8,263	8,227	8,349
Allowance as a percentage of loans, net of unearned	1.36%	1.38%	1.41%

The allowance percentage for impaired loans was 1.87%, 4.81% and 3.00% as of December 31, 2014, 2013 and 2012 respectively. The ratio is subject to fluctuation because impaired loans are individually evaluated. The amount of the individual impaired loan balance that exceeds the fair value is accrued in the allowance for loan losses.

The allowance percentage for non-impaired loans was 1.35%, 1.30% 1.36% as of December 31, 2014, 2013 and 2012 respectively. The allowance for non-impaired loans is determined by applying historical charge-off percentages, as well as additional accruals for internal and external credit risk factors to groups of non-impaired loans. The ratio increased from 2013 due to increases in nonaccrual loans and criticized loans, as well as the impact of economic factors previously discussed. The ratio decreased from 2012 to 2013 due to decreases in historical charge-off percentages, declines in past due loans and declines in nonaccrual loans.

Securities

The fair value of securities available for sale was $222,844, an increase of $41,132 or 22.64% from December 31, 2013. The amortized cost of securities held to maturity was $161,452 at December 31, 2014 and $163,983 at December 31, 2013, a decrease of $2,531 or 1.54%.

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

Maturities and Associated Yields

The following table presents the maturities for securities available for sale and held to maturity at their carrying values as of December 31, 2014 and weighted average yield for each range of maturities.

	Maturities and Yields
$ in thousands, except percent data	December 31, 2014
	< 1 Year		1-5 Years		5-10 Years		> 10 Years		None		Total
Available for Sale:
U.S. Government agencies	$	---		$22,966		$25,694		$145,559	$	---	$194,219
		---		1.40%		2.39%		3.18%		---	2.87%
Mortgage-backed securities		$89		$519		$184		$1,221	$	---	$2,014
		5.26%		5.04%		5.46%		5.27%		---	5.22%
States and political subdivision – nontaxable (1)		$807		$7,686		$3,270		$7,618	$	---	$19,380
		6.25%		5.66%		5.79%		5.82%		---	5.77%
Corporate		$1,003	$	---		$1,007		$5,093	$	---	$7,104
		5.10%		---		2.48%		4.15%		---	4.05%
Other securities	$	---	$	---	$	---	$	---		$128	$127
		---		---		---		---		---	---
Total		$1,899		$31,171		$30,155		$159,491		$128	$222,844
		5.60%		2.51%		2.78%		3.35%		---	3.17%

Restricted stock:
Restricted stock	$	---	$	---	$	---	$	---		$1,089	$1,089
		---		---		---		---		4.50%	4.50%

Held to Maturity:
U.S. Government agencies	$	---	$	---		$7,990		$10,933	$	---	$18,922
		---		---		2.99%		3.21%		---	3.12%
Mortgage-backed securities	$	---		$204		$210	$	---	$	---	$415
		---		5.45%		5.76%		---		---	5.61%
States and political subdivision – nontaxable (1)		$1,637		$4,535		$14,897		$119,633	$	---	$140,702
		9.15%		5.79%		5.28%		5.39%		---	5.43%
Corporate	$	---		$452		$961	$	---	$	---	$1,413
		---		5.10%		2.40%		---		---	3.26%
Total		$1,637		$5,191		$24,058		$130,566	$	---	$161,452
		9.15%		5.72%		4.41%		5.21%		---	5.14%

(1) Rates shown represent weighted average yield on a fully taxable basis.

The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2014 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Federal Financial Institution Examination Council’s (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume that have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders’ equity.

Deposits

Total deposits increased by $22,392, or 2.33%, from $960,036 at December 31, 2013 to $982,428 at December 31, 2014. Total deposits grew $13,270, or 1.40%, from $946,766 at December 31, 2012 to December 31, 2013. A portion of the increase in both 2014 and 2013 is attributable to a higher level of municipal deposits. The increases in total deposits for 2014 and 2013 were internally generated and not the result of acquisitions.

A.      Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

	Year Ended December 31,
	2014		2013		2012
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$146,532	---	$141,445	---	$141,269	---
Interest-bearing demand deposits	501,956	0.67%	459,340	0.82%	420,947	0.99%
Savings deposits	78,778	0.04%	72,783	0.05%	64,973	0.06%
Time deposits	230,418	0.64%	259,914	0.84%	298,797	1.23%
Average total deposits	$957,684	0.60%	$933,482	0.75%	$925,986	1.01%

B.     Time Deposits of $250 or More

The following table sets forth time certificates of deposit and other time deposits of $250 or more:

	December 31, 2014
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits of $250 or more	$7,718	$4,949	$6,100	$4,421	$23,188

Derivatives and Market Risk Exposures

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 14, of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA’s and FNMA’s, with a fair value of approximately $2,480. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.

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

The effects of changing interest rates are primarily managed through adjustments to the loan portfolio and deposit base, to the extent competitive factors allow. The investment portfolio is generally longer term. Adjustments for asset and liability management concerns are addressed when securities are called or mature and funds are subsequently reinvested. Securities may be sold for reasons related to credit quality or regulatory limitations, and in limited circumstances, securities available for sale have been disposed of for interest rate risks management. No trading activity for this purpose is planned in the foreseeable future, though it does remain an option.

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

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank advances. At December 31, 2014, the bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. At December 31, 2014, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At December 31, 2014, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At December 31, 2014, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At December 31, 2014, the loan to deposit ratio was 61.63%, slightly below policy levels. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on lease arrangements, contractual commitments with depositors, and service contracts. The table below presents our significant contractual obligations as of December 31, 2014, except for pension and other postretirement benefit plans, which are included in Note 8, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-K.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Time deposits	$216,746	$107,049	$78,057	$31,540	100
Purchase obligations (1)	4,241	2,250	1,860	131	---
Operating leases	1,249	275	511	440	23
Total	$222,236	$109,574	$80,428	$32,111	$123

(1)	Includes contracts with a minimum annual payment of $100

As of December 31, 2014, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2014, the Company has no material commitments or long-term debt for capital expenditures

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

Total stockholders’ equity at December 31, 2014 was $166,303, an increase of $20,411, or 13.99%, from the $145,892 at December 31, 2013. The largest component of 2014 stockholders’ equity was retained earnings of $163,287, which included net income of $16,914, offset by dividends of $7,853. Stock options exercised in 2014 provided $58.

Total stockholders’ equity decreased by $4,217 or 2.81%, from $150,109 on December 31, 2012 to $145,892 on December 31, 2013. A decline in accumulated other comprehensive income due to unrealized losses on securities available for sale accounted for the decrease in total stockholders’ equity in 2013.

The Tier I and Tier II risk-based capital ratios at December 31, 2014 were 23.69% and 24.88%, respectively. Capital ratios are significantly above the regulatory minimum requirements of 4% for Tier I and 8% for Tier II. The Tier I and Tier II risk-based capital ratios at December 31, 2013 were 22.4% and 23.6%, respectively.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements at December 31, 2014 are detailed in the table below.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years		4-5 Years		More Than 5 Years
Commitments to extend credit	$144,578	$144,578	$	---	$	---	$	---
Standby letters of credit	14,677	14,677		---		---		---
Mortgage loans with potential recourse	10,089	10,089		---		---		---
Operating leases	1,249	275		511		440		23
Total	$170,593	$169,619		$511		$440		$23

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.

Standby letters of credit are also issued to the bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $44 in 2014.

While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit from which it can draw funds. A sale of loans or investments would also be an option.

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed. The Company estimates a potential loss reserve for recourse provisions. The amount is not material as of December 31, 2014. To date, no recourse provisions have been invoked.

Operating leases are for buildings used in the Company’s day-to-day operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk is set forth above in the “Interest Rate Sensitivity” and “Derivatives and Market Risk Exposure” sections of the Management’s Discussion and Analysis.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

	December 31,
$ in thousands, except share and per share data	2014	2013
Assets
Cash and due from banks	$12,894	$13,283
Interest-bearing deposits	102,548	98,066
Securities available for sale, at fair value	222,844	181,712
Securities held to maturity (fair value approximates $167,703 at December 31, 2014 and $159,337 at December 31, 2013)	161,452	163,983
Restricted stock	1,089	1,414
Mortgage loans held for sale	291	1,276
Loans:
Real estate construction loans	45,562	45,925
Consumer real estate loans	147,039	145,499
Commercial real estate loans	310,762	311,266
Commercial non real estate loans	33,413	31,262
Public sector and IDA loans	41,361	34,220
Consumer non real estate loans	28,182	28,423
Total loans	606,319	596,595
Less unearned income and deferred fees	(853)	(905)
Loans, net of unearned income and deferred fees	605,466	595,690
Less allowance for loan losses	(8,263)	(8,227)
Loans, net	597,203	587,463
Premises and equipment, net	9,131	9,951
Accrued interest receivable	5,748	5,949
Other real estate owned, net	4,744	4,712
Intangible assets and goodwill	7,223	8,299
Bank-owned life insurance (BOLI)	21,797	21,181
Other assets	7,767	13,341
Total assets	$1,154,731	$1,110,630
Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$150,744	$142,645
Interest-bearing demand deposits	533,641	501,541
Savings deposits	81,297	74,141
Time deposits	216,746	241,709
Total deposits	982,428	960,036
Accrued interest payable	68	92
Other liabilities	5,932	4,610
Total liabilities	988,428	964,738
Commitments and contingencies	---	---
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding, 6,950,474 shares in 2014 and 6,947,974 in 2013	8,688	8,685
Retained earnings	163,287	154,171
Accumulated other comprehensive loss, net	(5,672)	(16,964)
Total stockholders’ equity	166,303	145,892
Total liabilities and stockholders’ equity	$1,154,731	$1,110,630

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
$ in thousands, except share and per share data	2014	2013	2012
Interest Income
Interest and fees on loans	$31,217	$32,819	$35,354
Interest on interest-bearing deposits	262	213	240
Interest on securities – taxable	6,798	6,585	6,460
Interest on securities – nontaxable	5,826	6,388	6,463
Total interest income	44,103	46,005	48,517

Interest Expense
Interest on deposits	4,899	5,955	7,887
Total interest expense	4,899	5,955	7,887
Net interest income	39,204	40,050	40,630
Provision for loan losses	1,641	1,531	3,134
Net interest income after provision for loan losses	37,563	38,519	37,496

Noninterest Income
Service charges on deposit accounts	2,434	2,563	2,594
Other service charges and fees	187	225	243
Credit card fees	3,631	3,330	3,278
Trust income	1,213	1,150	1,313
BOLI income	711	739	814
Other income	868	997	669
Realized securities gains (losses), net	2	(46)	60
Total noninterest income	9,046	8,958	8,971

Noninterest Expense
Salaries and employee benefits	11,691	11,978	12,005
Occupancy, furniture and fixtures	1,722	1,616	1,589
Data processing and ATM	1,643	1,700	1,593
FDIC assessment	533	554	475
Credit card processing	2,593	2,546	2,442
Intangible assets amortization	1,075	1,078	1,083
Net costs of other real estate owned	369	296	208
Franchise taxes	1,182	1,083	901
Other operating expenses	3,709	3,519	3,179
Total noninterest expense	24,517	24,370	23,475
Income before income taxes	22,092	23,107	22,992
Income tax expense	5,178	5,317	5,245
Net income	$16,914	$17,790	$17,747

Basic net income per common share	$2.43	$2.56	$2.56
Fully diluted net income per common share	$2.43	$2.55	$2.55

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in thousands, except share and per share data	2014	2013	2012
Net Income	$16,914	$17,790	$17,747

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gains (losses) on available for sale securities net of taxes of $6,693 in 2014, ($8,665) in 2013 and ($323) in 2012	12,430	(16,091)	(569)
Reclassification adjustment for (gains) losses included in net income, net of taxes of ($1) in 2014, $19 in 2013 and ($16) in 2012	(1)	33	(30)
Net pension gain (losses) arising during the period, net of taxes of ($574) in 2014, $1,022 in 2013, and ($405) in 2012	(1,066)	1,898	(752)
Less amortization of prior service cost included in net periodic pension cost, net of taxes of ($39) in 2014, ($35) in 2013, and ($35) in 2012	(71)	(66)	(66)
Other comprehensive income (loss), net of taxes of $6,079 in 2014, ($7,659) in 2013 and ($779) in 2012	11,292	(14,226)	(1,417)
Total Comprehensive Income	$28,206	$3,564	$16,330

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except share and per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2011	$8,675	$133,945	$(1,321)	$141,299
Net income	---	17,747	---	17,747
Other comprehensive loss, net of tax of ($779)	---	---	(1,417)	(1,417)
Cash dividend ($1.10 per share)	---	(7,639)	---	(7,639)
Exercise of stock options	10	109	---	119
Balance at December 31, 2012	$8,685	$144,162	$(2,738)	$150,109
Net income	---	17,790	---	17,790
Other comprehensive loss, net of tax of ($7,659)	---	---	(14,226)	(14,226)
Cash dividend ($1.12 per share)	---	(7,781)	---	(7,781)
Balance at December 31, 2013	$8,685	$154,171	$(16,964)	$145,892
Net income	---	16,914	---	16,914
Other comprehensive income, net of tax of $6,079	---	---	11,292	11,292
Cash dividend ($1.13 per share)	---	(7,853)	---	(7,853)
Exercise stock options	3	55	---	58
Balance at December 31, 2014	$8,688	$163,287	$(5,672)	$166,303

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
$ in thousands, except share and per share data	2014	2013	2012
Cash Flows from Operating Activities
Net income	$16,914	$17,790	$17,747
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,641	1,531	3,134
Deferred income tax expense	73	64	204
Depreciation of premises and equipment	732	726	764
Amortization of intangibles	1,075	1,078	1,083
Amortization of premiums and accretion of discounts, net	138	171	224
(Gains) losses on disposal of fixed assets	94	(11)	(3)
Gains on calls of securities available for sale, net	(2)	52	(46)
Gains on calls of securities held to maturity, net	---	(6)	(15)
(Gains) losses and writedowns on other real estate owned	129	99	(14)
Income on investment in BOLI	(616)	(658)	---
Originations of mortgage loans held for sale	(9,104)	(16,737)	(22,747)
Sales of mortgage loans held for sale	10,089	18,257	22,574
Net change in:
Accrued interest receivable	201	298	57
Other assets	(574)	1,760	(8)
Accrued interest payable	(24)	(47)	(67)
Other liabilities	(428)	83	(175)
Net cash provided by operating activities	20,338	24,450	22,712

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(4,482)	(781)	1,634
Proceeds from repayments of mortgage-backed securities	902	1,745	3,160
Proceeds from calls and maturities of securities available for sale	11,088	63,886	151,175
Proceeds from calls and maturities of securities held to maturity	8,677	9,738	30,942
Purchases of securities available for sale	(33,905)	(83,996)	(171,577)
Purchases of securities held to maturity	(6,381)	(13,484)	(47,803)
Net change in restricted stock	325	275	(24)
Purchases of loan participations	(200)	(900)	(2,082)
Collections of loan participations	1,539	152	1,988
Loan originations and principal collections, net	(13,880)	(8,830)	(8,182)
Proceeds from disposal of other real estate owned	744	854	1,699
Recoveries on loans charged off	255	167	100
Additions to premises and equipment	(459)	(276)	(769)
Proceeds from sale of premises and equipment	453	11	---
Net cash used in investing activities	(35,324)	(31,439)	(39,739)

Cash Flows from Financing Activities
Net change in time deposits	(24,963)	(36,029)	(33,333)
Net change in other deposits	47,355	49,299	60,766
Cash dividends paid	(7,853)	(7,781)	(7,639)
Stock options exercised	58	---	119
Net cash provided by financing activities	14,597	5,489	19,913

Net change in cash and due from banks	(389)	(1,500)	2,886
Cash and due from banks at beginning of year	13,283	14,783	11,897
Cash and due from banks at end of year	$12,894	$13,283	$14,783

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$4,923	$6,002	$7,954
Income taxes paid	5,282	5,145	4,930

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for loan losses	$1,860	$1,820	$2,953
Loans transferred to other real estate owned	905	4,230	1,631
Unrealized gains (losses) on securities available for sale	19,121	(24,704)	(922)
Minimum pension liability adjustment	1,750	2,819	(1,258)

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

Interest-Bearing Deposits

The Company invests over-night funds in interest-bearing deposits at other banks, including the Federal Home Loan Bank, the Federal Reserve, and other entities. As such, interest-bearing deposits are carried at cost.

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

The Company considers multiple factors when determining whether to discontinue accrual of interest on individual loans. Generally loans are placed in nonaccrual status when collection of interest and/or full principal is considered doubtful. Interest accrual is discontinued at the time a commercial real estate loan or commercial non-real estate loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans within all loan classes that are not restructured but that are impaired and have an associated impairment loss are placed on nonaccrual unless the borrower is paying as agreed. Restructured loans within all classes that allow the borrower to discontinue payments of principal or interest for more than 90 days are placed on nonaccrual unless the modification provides reasonable assurance of repayment performance and collateral value supports regular underwriting requirements. Restructured loans within all classes that maintain current status for at least six months may be returned to accrual status.

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

A loan is considered past due when a payment of principal and/or interest is due but not paid. Credit card payments not received within 30 days after the statement date, real estate loan payments not received within the payment cycle; and all other non-real estate secured loans for which payment is not made within the required payment cycle are considered 30 days past due. Management closely monitors past due loans in timeframes of 30-89 days past due and 90 or more days past due.

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

Fair value of impaired loans is estimated in one of three ways: (1) the estimated fair value (less selling costs) of the underlying collateral, (2) the present value of the loan’s expected future cash flows, or (3) the loan’s observable market value. The amount of recorded investment (unpaid principal net of any interest payments made by the borrower during the nonaccrual period and net of any partial charge-offs, accrued interest and deferred fees and costs) in an impaired loan that exceeds the fair value is accrued as estimated loss in the allowance. Impaired loans for which collection of interest or principal is in doubt are placed in nonaccrual status.

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

Other Real Estate Owned

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

Intangible Assets and Goodwill

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of September 30 of each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. No indicators of impairment were identified during the years ended December 31, 2014, 2013 and 2012.

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

Pension Plan

The Company recognizes the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the projected benefit obligation.

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

	2014	2013	2012
Average number of common shares outstanding	6,948,789	6,947,974	6,942,411
Effect of dilutive options	10,345	20,419	17,456
Average number of common shares outstanding used to calculate diluted earnings per common share	6,959,134	6,968,393	6,959,867

The computation of diluted net income per common share excludes shares for stock options that would be anti-dilutive. There were no anti-dilutive shares in 2014, 2013 or 2012.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and reasonable estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Advertising

The Company practices the policy of charging advertising costs to expenses as incurred. In 2014, the Company charged $174 to expenses, and in 2013, $194 and in 2012, $169 was expensed.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets, other-than-temporary impairments of securities, evaluation of impairment of goodwill and other intangibles, and pension obligations.

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

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718),” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The Company is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The amendments in ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” The amendments in ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company does not expect the adoption of ASU 2014-17 to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

Note 2: Restriction on Cash

The Company’s subsidiary bank is a member of the Federal Reserve System. The Federal Reserve does not require member banks to hold an average balance in order to purchase services from the Federal Reserve.

Note 3: Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2014
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	197,740	973	4,494	194,219
States and political subdivisions	18,529	851	---	19,380
Mortgage-backed securities	1,830	184	---	2,014
Corporate debt securities	6,991	140	27	7,104
Other securities	189	---	62	127
Total securities available for sale	$225,279	$2,148	$4,583	$222,844

	December 31, 2013
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	169,818	199	22,163	147,854
States and political subdivisions	22,830	746	120	23,456
Mortgage-backed securities	2,627	213	----	2,840
Corporate debt securities	7,804	97	506	7,395
Other securities	189	---	22	167
Total securities available for sale	$203,268	$1,255	$22,811	$181,712

The amortized cost and fair value of single maturity securities available for sale at December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2014.

	December 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$1,864	$1,899
Due after one year through five years	30,930	31,171
Due after five years through ten years	30,161	30,156
Due after ten years	162,135	159,491
No maturity	189	127
	$225,279	$222,844

The Company holds restricted stock with the Federal Home Loan Bank and the Federal Reserve. Required ownership amounts are determined by the correspondent banks and the Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded. The Company held restricted stock of $1,089 as of December 31, 2014 and $1,414 as of December 31, 2013.

The amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows:

	December 31, 2014
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$18,922	$350	$245	$19,027
States and political subdivisions	140,702	6,823	727	146,798
Mortgage-backed securities	415	51	---	466
Corporate debt securities	1,413	1	2	1,412
Total securities held to maturity	$161,452	$7,225	$974	$167,703

	December 31, 2013
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$13,973	$280	$1,448	$12,805
States and political subdivisions	149,490	2,971	6,502	145,959
Mortgage-backed securities	520	53	---	573
Total securities held to maturity	$163,983	$3,304	$7,950	$159,337

The amortized cost and fair value of single maturity securities held to maturity at December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2014.

	December 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$1,637	$1,650
Due after one year through five years	4,987	5,262
Due after five years through ten years	24,052	25,181
Due after ten years	130,776	135,610
	$161,452	$167,703

Information pertaining to securities with gross unrealized losses at December 31, 2014 and 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2014
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and corporations	$6,964	$30	$156,149	$4,709
State and political subdivisions	1,222	35	19,818	692
Corporate debt securities	450	2	1,948	27
Other securities	---	---	127	62
Total temporarily impaired securities	$8,636	$67	$178,042	$5,490

	December 31, 2013
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and corporations	$138,324	$20,400	$15,796	$3,211
State and political subdivisions	58,013	6,131	2,697	491
Corporate debt securities	5,511	506	---	---
Other securities	167	22	---	---
Total temporarily impaired securities	$202,015	$27,059	$18,493	$3,702

At December 31, 2014, the Company had 205 securities with a fair value of $186,678 which had total unrealized losses of $5,557. The Company has made the determination that these securities are temporarily impaired at December 31, 2014 for the following reasons:

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

Other. The Company holds an investment in a small amount of community bank stock. The value of the investment has been negatively affected by market conditions. Because the Company does not intend to sell the investment before recovery of amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

At December 31, 2013, the Company had 286 securities with a fair value of $220,508 which were temporarily impaired. The total unrealized loss on these securities, which was attributed to interest rate fluctuations, was $30,761. Because the Company had the ability and intent to hold the securities until maturity or until the cost was recovered, the losses associated with the securities were not considered other than temporary at December 31, 2013.

At December 31, 2014 and 2013, securities with a carrying value of $157,951 and $139,873, respectively, were pledged to secure trust deposits and for other purposes as required or permitted by law.

As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans totaling approximately $437,847, and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis in the FHLB stock.

Note 4: Related Party Transactions

In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to executive officers and directors of Bankshares and its subsidiaries amounting to $2,708 at December 31, 2014 and $2,913 at December 31, 2013. During the year ended December 31, 2014, total principal additions were $1,766 and principal payments were $1,971.

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

Beginning with the first quarter of 2013, two loss rates for each class are calculated: total net charge-offs for the class as a percentage of average class loan balance (“class loss rate”), and total net charge-offs for the class as a percentage of average classified loans in the class (“classified loss rate”). Classified loans are those with risk ratings of “substandard” or lower. Net charge-offs in both calculations include charge-offs and recoveries of classified and non-classified loans as well as those associated with impaired loans. Class historical loss rates are applied to non-classified loan balances at the reporting date, and classified historical loss rates are applied to classified balances at the reporting date. Consistent with accounting guidance, prior periods have not been restated and are shown as originally published using the methodology in effect for the period.

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

The analysis of certain factors results in standard allocations to all segments and classes. These factors include loan officers’ average years of experience, the risk from changes in lending policies, the risk from changes in loan review, unemployment rates, bankruptcy rates, and competition. Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include levels of past due loans, nonaccrual loans, current class balance as a percentage of total loans, and the percentage of high risk loans within the class. Additionally, factors specific to each segment are analyzed and result in allocations to the segment. Please refer to Note 1: Summary of Significant Accounting Policies for a discussion of risk factors pertinent to each class.

Factor allocations applied to each class are increased for loans rated special mention and increased to a greater extent for loans rated classified. The Company allocates additional reserves for “high risk” loans, determined to be junior lien mortgages, high loan-to-value loans and interest-only loans.

An analysis of the allowance for loan losses follows:

	Years ended December 31,
	2014	2013	2012
Balance at beginning of year	$8,227	$8,349	$8,068
Loans charged off	(1,860)	(1,820)	(2,953)
Recoveries of loans previously charged off	255	167	100
Provision for loan losses	1,641	1,531	3,134
Balance at end of year	$8,263	$8,227	$8,349

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows:

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2014
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2013	$863	$1,697	$3,685	$989	$132	$576	$285	$8,227
Charge-offs	(2)	(222)	(1,201)	(89)	---	(346)	---	(1,860)
Recoveries	---	---	50	132	---	73	---	255
Provision for loan losses	(249)	187	1,003	443	195	299	(237)	1,641
Balance, December 31, 2014	$612	$1,662	$3,537	$1,475	$327	$602	$48	$8,263

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2013
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2012	$1,070	$2,263	$3,442	$959	$142	$424	$49	$8,349
Charge-offs	(184)	(256)	(64)	(968)	---	(348)	---	(1,820)
Recoveries	44	1	25	18	---	79	---	167
Provision for loan losses	(67)	(311)	282	980	(10)	421	236	1,531
Balance, December 31, 2013	$863	$1,697	$3,685	$989	$132	$576	$285	$8,227

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2012
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2011	$1,079	$1,245	$3,515	$1,473	$232	$403	$121	$8,068
Charge-offs	(640)	(370)	(1,589)	(109)	---	(245)	---	(2,953)
Recoveries	13	8	---	2	---	77	---	100
Provision for loan losses	618	1,380	1,516	(407)	(90)	189	(72)	3,134
Balance, December 31, 2012	$1,070	$2,263	$3,442	$959	$142	$424	$49	$8,349

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2014
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$14	$258	$10	$	---	$	---	$	---	$282
Collectively evaluated for impairment		612	1,648	3,279	1,465		327		602		48	7,981
Total		$612	$1,662	$3,537	$1,475		$327		$602		$48	$8,263

	Loans by Segment and Evaluation Method as of
	December 31, 2014
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$819	$13,624	$678	$	---	$	---	$	---	$15,121
Collectively evaluated for impairment		45,562	146,220	297,138	32,735		41,361		28,182		---	591,198
Total		$45,562	$147,039	$310,762	$33,413		$41,361		$28,182	$	---	$606,319

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2013
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$10	$610	$4	$	---	$	---	$	---	$624
Collectively evaluated for impairment		863	1,687	3,075	985		132		576		285	7,603
Total		$863	$1,697	$3,685	$989		$132		$576		$285	$8,227

	Loans by Segment and Evaluation Method as of
	December 31, 2013
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$780	$12,079	$102	$	---	$24	$	---	$12,985
Collectively evaluated for impairment		45,925	144,719	299,187	31,160		34,220	28,399		---	583,610
Total		$45,925	$145,499	$311,266	$31,262		$34,220	$28,423	$	---	$596,595

A summary of ratios for the allowance for loan losses follows:

	December 31,
	2014	2013
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.36%	1.38%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees	0.27%	0.28%

A summary of nonperforming assets follows:

	December 31,
	2014	2013
Nonperforming assets:
Nonaccrual loans	$3,999	$5,732
Restructured loans in nonaccrual	5,288	852
Total nonperforming loans	9,287	6,584
Other real estate owned, net	4,744	4,712
Total nonperforming assets	$14,031	$11,296
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.30%	1.88%
Ratio of allowance for loan losses to nonperforming loans(1)	88.97%	124.95%

(1)	The Company defines nonperforming loans as total nonaccrual and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows:

	December 31,
	2014		2013
Loans past due 90 days or more and still accruing		$207		$190
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.03%		0.03%
Accruing restructured loans		$6,040		$6,191
Impaired loans:
Impaired loans with no valuation allowance		$7,615		$10,372
Impaired loans with a valuation allowance		7,506		2,613
Total impaired loans		15,121		12,985
Valuation allowance		(282)		(624)
Impaired loans, net of allowance		$14,839		$12,361
Average recorded investment in impaired loans(1)		$16,311		$16,654
Income recognized on impaired loans, after designation as impaired		$473		$267
Amount of income recognized on a cash basis	$	---	$	---

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

No interest income was recognized on nonaccrual loans for the years ended December 31, 2014, 2013 or 2012. Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, by loan class follows:

	Impaired Loans as of December 31, 2014
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	530	503	311	192	2
Residential closed-end junior liens	239	239	---	239	8
Investor-owned residential real estate	77	77	---	77	4

Commercial Real Estate(2)
Multifamily real estate	2,911	2,735	868	1,866	170
Commercial real estate, owner occupied	4,919	4,821	3,314	1,508	74
Commercial real estate, other	6,080	6,068	3,072	2,996	14

Commercial Non Real Estate(2)
Commercial and Industrial	678	678	50	628	10
Total	$15,434	$15,121	$7,615	$7,506	$282

	Impaired Loans as of December 31, 2013
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	440	442	232	210	3
Residential closed-end junior liens	259	261	---	261	7
Investor-owned residential real estate	81	82	82	---	---

Commercial Real Estate(2)
Multifamily real estate	3,278	3,274	3,274	---	---
Commercial real estate, owner occupied	5,643	5,645	3,864	1,781	610
Commercial real estate, other	3,158	3,158	3,158	---	---

Commercial Non Real Estate(2)
Commercial and Industrial	102	103	1	102	4

Consumer Non Real Estate(2)
Automobile	24	24	24	---	---
Total	$12,985	$12,989	$10,635	$2,354	$624

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2014
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	555	31
Residential closed-end junior liens	249	16
Investor-owned residential real estate	77	5

Commercial Real Estate(2)
Multifamily real estate	2,773	---
Commercial real estate, owner occupied	5,836	203
Commercial real estate, other	6,114	175

Commercial Non Real Estate(2)
Commercial and Industrial	707	43
Total	$16,311	$473

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2013
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction, residential	$40	$	---
Construction, other	2,885		---

Consumer Real Estate(2)
Residential closed-end first liens	364		3
Residential closed-end junior liens	280		9
Investor-owned residential real estate	131		6

Commercial Real Estate(2)
Multifamily real estate	4,172		---
Commercial real estate, owner occupied	5,265		136
Commercial real estate, other	3,369		110

Commercial Non Real Estate(2)
Commercial and Industrial	117		3

Consumer Non Real Estate(2)
Automobile	31		---
Total	$16,654		$267

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2012
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction, residential	$1,171	---
Construction, other	4,290	1

Consumer Real Estate(2)
Equity lines	101	---
Residential closed-end first liens	873	2
Residential closed-end junior liens	234	---

Commercial Real Estate(2)
Multifamily real estate	1,466	5
Commercial real estate, owner occupied	4,806	1

Commercial Non Real Estate(2)
Commercial and Industrial	570	---

Consumer Non Real Estate(2)
Automobile	4	---
Other consumer	25	---
Total	$13,540	$9

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

An analysis of past due and nonaccrual loans follows:

December 31, 2014
	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$	---	$	---	$	---
Construction, other		28		---		---		---

Consumer Real Estate
Equity lines		25		---		---		---
Residential closed-end first liens		719		185		80		105
Residential closed-end junior liens		74		1		1		---
Investor-owned residential real estate		336		45		---		59

Commercial Real Estate
Multifamily real estate		850		868		---		2,735
Commercial real estate, owner occupied		---		1,066		102		2,573
Commercial real estate, other		---		70		---		3,066

Commercial Non Real Estate
Commercial and Industrial		153		43		---		749

Public Sector and IDA
Public sector and IDA		---		---		---		---

Consumer Non Real Estate
Credit cards		3		4		4		---
Automobile		205		20		20		---
Other consumer loans		54		---		---		---
Total		$2,447		$2,302		$207		$9,287

December 31, 2013
	30 – 89 Days Past Due	90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$45	$	---	$	---	$	---
Construction, other	45		---		---		---

Consumer Real Estate
Equity lines	---		---		---		---
Residential closed-end first liens	903		252		128		308
Residential closed-end junior liens	10		---		---		---
Investor-owned residential real estate	422		91		---		91

Commercial Real Estate
Multifamily real estate	430		3,278		---		3,278
Commercial real estate, owner occupied	604		2,519		---		2,756
Commercial real estate, other	32		---		---		---

Commercial Non Real Estate
Commercial and Industrial	196		43		---		128

Public Sector and IDA
Public sector and IDA	---		---		---		---

Consumer Non Real Estate
Credit cards	3		13		13		---
Automobile	217		26		2		23
Other consumer loans	49		46		47		---
Total	$2,956		$6,268		$190		$6,584

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

Determination of risk grades was completed for the portfolio as of December 31, 2014, 2013 and 2012.

The following displays non-impaired gross loans by credit quality indicator:

December 31, 2014
	Pass	Special Mention (Excluding Impaired)		Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$14,222	$	---	$2,265
Construction, other	29,047		---	28

Consumer Real Estate
Equity lines	15,861		59	60
Closed-end first liens	78,806		1,566	1,412
Closed-end junior liens	4,258		21	95
Investor-owned residential real estate	42,781		688	614

Commercial Real Estate
Multifamily residential real estate	73,611		1,397	850
Commercial real estate owner-occupied	125,643		202	2,855
Commercial real estate, other	90,821		1,177	582

Commercial Non Real Estate
Commercial and Industrial	31,247		97	1,390

Public Sector and IDA
States and political subdivisions	41,361		---	---

Consumer Non Real Estate
Credit cards	5,705		---	---
Automobile	11,505		93	128
Other consumer	10,745		---	6
Total	$575,613		$5,300	$10,285

December 31, 2013
	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$17,702	$163	$45
Construction, other	27,971	29	15

Consumer Real Estate
Equity lines	16,146	16	---
Closed-end first liens	82,767	1,007	1,275
Closed-end junior liens	4,813	109	3
Investor-owned residential real estate	38,071	105	407

Commercial Real Estate
Multifamily residential real estate	67,573	---	958
Commercial real estate owner-occupied	134,137	2,206	701
Commercial real estate, other	89,340	1,209	3,063

Commercial Non Real Estate
Commercial and Industrial	29,987	878	295

Public Sector and IDA
States and political subdivisions	24,220	---	---

Consumer Non Real Estate
Credit cards	6,354	---	---
Automobile	11,428	253	34
Other consumer	10,253	17	60
Total	$570,762	$5,992	$6,856

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings (“TDRs”). The following tables present restructurings by class that occurred during the years ended December 31, 2014 and 2013.

Note: Only classes with restructured loans are presented.

	Restructurings that occurred during the year ended December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
Consumer Real Estate
Closed-end first liens	1	$126	$143

Commercial Real Estate
Multifamily residential real estate	1	2,484	2,484
Commercial real estate owner-occupied	1	184	208
Commercial real estate non owner-occupied	2	2,967	3,008
Total	5	$5,761	$5,843

(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

	Restructurings that occurred during the year ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
Consumer Real Estate
Closed-end first liens	2	$453	$525
Closed-end junior liens	1	262	267

Commercial Real Estate
Commercial real estate owner-occupied	1	154	239
Commercial real estate non owner-occupied	1	3,500	3,500

Commercial Non Real Estate
Commercial and Industrial	1	32	45
Total	6	$4,401	$4,576

(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

During the year ended December 31, 2014, the Company modified five loans in troubled debt restructurings. Each restructuring provided payment relief to the borrower without forgiveness of principal or accrued interest. Each restructuring included a reduction in interest rates. Interest was capitalized at time of restructuring on the residential real estate loan, commercial real estate owner occupied loan, and the two commercial real estate non-owner occupied loans. The multifamily real estate loan, commercial real estate owner occupied loan and residential real estate loan received re-amortization of payments over a longer term. Two commercial real estate non owner occupied loans received a change in payment structure from amortizing to one year of interest-only payments. Each of the loans restructured in 2014 are designated nonaccrual, with the exception of the residential real estate loan which met the criteria for accrual status. The fair value measurements of the restructured loans as of December 31, 2014 resulted in specific allocations to the allowance for loan losses totaling $206.

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

Restructured loans are designated impaired and measured for impairment. The impairment measurement for restructured loans that occurred in 2014 resulted in an accrual to the allowance for loan losses of $206 at December 31, 2014. Restructurings in 2013 resulted in an accrual to the allowance for loan losses of $11 at December 31, 2013.

Of the Company’s TDR’s that defaulted in 2014, none were modified within 12 months prior to default. The following table presents restructured loans that defaulted in 2013 and that were modified 12 months prior to default. The company defines default as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.

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

Note 6: Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2014	2013
Premises	$13,338	$14,320
Furniture and equipment	10,707	10,700
Premises and equipment	$24,045	$25,020
Accumulated depreciation	(14,914)	(15,069)
Premises and equipment, net	$9,131	$9,951

Depreciation expense for the years ended December 2014, 2013 and 2012 amounted to $732, $726 and $764, respectively.

The Company leases certain branch facilities under noncancellable operating leases. The future minimum lease payments under these leases (with initial or remaining lease terms in excess of one year) as of December 31, 2014 are as follows: $275 in 2015, $267 in 2016, $244 in 2017, $244 in 2018, $196 in 2019 and $23 thereafter.

Note 7: Deposits

The aggregate amounts of time deposits in denominations of $250 or more at December 31, 2014 and 2013 were $23,188 and $25,885, respectively.

At December 31, 2014 the scheduled maturities of time deposits are as follows:

2015	107,049
2016	59,857
2017	18,200
2018	22,550
2019	8,990
Thereafter	100
$216,746

At December 31, 2014 and 2013, overdraft demand deposits reclassified to loans totaled $367 and $315, respectively.

Note 8: Employee Benefit Plans

401(k) Plan

The Company has a Retirement Accumulation Plan qualifying under IRS Code Section 401(k), in which NBI, NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2014, 2013 and 2012, the Company contributed $273, $282 and $279, respectively, to the plan.

Employee Stock Ownership Plan

The Company has a nonleveraged Employee Stock Ownership Plan (ESOP) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the Board of Directors. Contribution expense amounted to $100, $275 and $370 in the years ended December 31, 2014, 2013 and 2012, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2014, the number of shares held by the ESOP was 246,370. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with ten years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and NBI or the ESOP, with the agreement of the Trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of distribution.

Salary Continuation Plan

The Company has a Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income, payable for the greater of 15 years after retirement or the officer’s lifetime. The expense accrued for the plans in 2014, 2013, and 2012, based on the present value of the retirement benefits, amounted to $246, $194, and $151, respectively. The plan is unfunded. However bank-owned life insurance has been acquired on the life of the key employees in amounts sufficient to discharge the obligations of the agreement.

Defined Benefit Plan

The Company’s defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. Information pertaining to activity in the plan is as follows:

	December 31,
	2014	2013	2012
Change in benefit obligation
Projected benefit obligation at beginning of year	$17,185	$18,054	$15,808
Service cost	524	596	468
Interest cost	663	617	738
Actuarial (gain) loss	1,674	(1,149)	1,554
Benefits paid	(722)	(933)	(514)
Projected benefit obligation at end of year	$19,324	$17,185	$18,054

Change in plan assets
Fair value of plan assets at beginning of year	$16,605	$14,325	$13,326
Actual return on plan assets	884	2,225	963
Employer contribution	363	988	550
Benefits paid	(722)	(933)	(514)
Fair value of plan assets at end of year	$17,130	$16,605	$14,325

Funded status at the end of the year	$(2,194)	$(580)	$(3,729)

Amounts recognized in the Consolidated Balance Sheet
Deferred tax asset	$768	$203	$1,305
Other liabilities	(2,194)	(580)	(3,729)
Total amounts recognized in the Consolidated Balance Sheet	$(1,426)	$(377)	$(2,424)

Amounts recognized in accumulated other comprehensive (loss), net
Net loss	$(6,922)	$(5,282)	$(8,202)
Prior service cost	669	779	879
Deferred tax asset	2,163	1,550	2,538
Amount recognized	$(4,090)	$(2,953)	$(4,785)

Accrued/Prepaid benefit cost, net
Benefit obligation	$(19,324)	$(17,185)	$(18,054)
Fair value of assets	17,130	16,605	14,325
Unrecognized net actuarial loss	6,922	5,282	8,202
Unrecognized prior service cost	(669)	(779)	(879)
Deferred tax liability	(1,395)	(1,347)	(1,233)
Prepaid benefit cost included in other liabilities	$2,664	$2,576	$2,361

Components of net periodic benefit cost
Service cost	$524	$596	$468
Interest cost	663	617	738
Expected return on plan assets	(1,112)	(984)	(1,075)
Amortization of prior service cost	(110)	(101)	(101)
Recognized net actuarial loss	262	532	508
Net periodic benefit cost	$227	$660	$538

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net (gain) loss	$1,640	$(2,921)	$1,157
Amortization of prior service cost	110	101	101
Deferred income tax expense (benefit)	(612)	987	(440)
Total recognized	$1,138	$(1,833)	$818

Total recognized in net periodic benefit cost and other comprehensive loss	$1,977	$(2,160)	$1,796

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	4.50%	3.75%	4.50%
Discount rate used for disclosure	3.75%	4.50%	3.75%
Expected return on plan assets	7.50%	7.50%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

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

Fair value measurements of the pension plan’s assets at December 31, 2014 follow:

	Fair Value Measurements at December 31, 2014
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash	$737	$737	$	---	$	---
Equity securities:
U. S. companies	8,729	8,729		---		---
International companies	274	274		---		---
Equities mutual funds (1)	1,861	1,861		---		---
U. S. government agencies and corporations	107	---		107		---
State and political subdivisions	365	---		365		---
Corporate bonds – investment grade (2)	5,057	---		5,057		---
Total pension plan assets	$17,130	$11,601		$5,529	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

	Fair Value Measurements at December 31, 2013
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash	$1,319	$1,319	$	---	$	---
Equity securities:
U. S. companies	8,091	8,091		---		---
International companies	137	137		---		---
Equities mutual funds (1)	2,490	2,490		---		---
U. S. government agencies and corporations	358	---		358		---
State and political subdivisions	398	---		398		---
Corporate bonds – investment grade (2)	3,812	---		3,812		---
Total pension plan assets	$16,605	$12,037		$4,568	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

The Company’s required minimum pension contribution for 2015 has not yet been determined.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2015			$3,467
2016			$1,161
2017			$1,907
2018			$1,002
2019			$735
2020	-	2024	$4,239

Note 9: Stock Option Plan

The Company had a stock option plan, the 1999 Stock Option Plan, that was adopted in 1999 and that was terminated on March 9, 2009. Incentive stock options were granted annually to key employees of NBI and its subsidiaries from 1999 to 2005 and none have been granted since 2005. All of the stock options are vested.

A summary of the status of the Company’s stock option plan is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	46,000	$23.96
Granted	---	---
Exercised	(2,500)	23.00
Forfeited or expired	(23,000)	24.93
Outstanding at December 31, 2014	20,500	$23.00	0.85	$151
Exercisable at December 31, 2014	20,500	$23.00	0.85	$151

In 2014, there were 2,500 shares exercised with an intrinsic value of $15. There were no shares exercised in 2013. For 2012, the intrinsic value of shares exercised was $141. Intrinsic value is the difference between the price at which the shares may be exercised and the stock price as of the report date. No tax benefit was recognized on shares exercised in any of these years.

Note 10: Income Taxes

The Company files United States federal income tax returns, and Virginia, West Virginia and North Carolina state income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2010.

Allocation of income tax expense between current and deferred portions is as follows:

	Years ended December 31,
	2014	2013	2012
Current	$5,105	$5,253	$5,064
Deferred expense	73	64	181
Total income tax expense	$5,178	$5,317	$5,245

The following is a reconciliation of the “expected” income tax expense, computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense, with the reported income tax expense:

	Years ended December 31,
	2014	2013	2012
Computed “expected” income tax expense	$7,732	$8,087	$8,047
Tax-exempt interest income	(2,422)	(2,592)	(2,554)
Nondeductible interest expense	102	118	139
Other, net	(234)	(296)	(387)
Reported income tax expense	$5,178	$5,317	$5,245

The components of net deferred tax assets, included in other assets, are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses and unearned fee income	$3,098	$3,169
Valuation allowance on other real estate owned	37	110
Deferred compensation and other liabilities	1,897	1,201
Discount accretion of securities	28	29
Net unrealized loss on securities available for sale	852	7,545
Total deferred tax assets	$5,912	$12,054

Deferred tax liabilities:
Fixed assets	$(160)	$(270)
Deposit intangibles	(1,312)	(1,191)
Total deferred tax liabilities	(1,472)	(1,461)
Net deferred tax assets	$4,440	$10,593

The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2014 and 2013 because the realization of all gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.

Note 11: Restrictions on Dividends

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2014, 2013 and 2012, dividends received from the subsidiary bank were $7,853, $7,782 and $7,639, respectively.

Substantially all of Bankshares’ retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2014, retained net income, which was free of such restriction, amounted to approximately $30,300.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Company and the bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed the bank’s category. The Company’s and the bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are also presented in the following tables.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital (to risk weighted assets)
NBI consolidated	$172,976	24.9%	$55,615	8.00%	N/A	N/A
NBB	170,665	24.6%	55,438	8.00%	$69,298	10.00%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$164,713	23.7%	$27,807	4.00%	N/A	N/A
NBB	162,402	23.4%	27,719	4.00%	$41,579	6.00%
Tier 1 capital (to average assets)
NBI consolidated	$164,713	14.6%	$45,122	4.00%	N/A	N/A
NBB	162,402	14.4%	45,074	4.00%	$56,342	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital (to risk weighted assets)
NBI consolidated	$162,763	23.6%	$55,192	8.00%	N/A	N/A
NBB	160,049	23.3%	54,980	8.00%	$68,726	10.00%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$154,536	22.4%	$27,596	4.00%	N/A	N/A
NBB	151,822	22.1%	27,490	4.00%	$41,235	6.00%
Tier 1 capital (to average assets)
NBI consolidated	$154,536	14.1%	$43,946	4.00%	N/A	N/A
NBB	151,822	13.8%	43,904	4.00%	$54,880	5.00%

Note 13: Condensed Financial Statements of Parent Company

Financial information pertaining only to NBI (Parent) is as follows:

Condensed Balance Sheets

	December 31,
	2014	2013
Assets
Cash due from subsidiaries	$10	$27
Interest-bearing deposits	477	690
Securities available for sale	127	623
Securities held to maturity (fair value approximates $450 at December 31, 2014 and $0 at December 31, 2013)	452	---
Investments in subsidiaries, at equity	165,647	144,513
Other assets	188	478
Total assets	$166,901	$146,331

Liabilities and Stockholders’ Equity
Other liabilities	$598	$439
Stockholders’ equity	166,303	145,892
Total liabilities and stockholders’ equity	$166,901	$146,331

Condensed Statements of Income

	Years Ended December 31,
	2014	2013	2012
Income
Dividends from subsidiaries	$7,853	$7,882	$7,639
Interest on securities – taxable	2	2	5
Interest on securities – nontaxable	1	19	33
Realized securities losses, net	---	(94)	---
Other income	1,250	1,219	1,213
	$9,106	$9,028	$8,890
Expenses
Other expenses	$2,046	$1,943	$1,791
Income before income tax benefit and equity in undistributed net income of subsidiaries	7,060	7,085	7,099
Applicable income tax benefit	136	160	136
Income before equity in undistributed net income of subsidiaries	7,196	7,245	7,235
Equity in undistributed net income of subsidiaries	9,718	10,545	10,512
Net income	$16,914	$17,790	$17,747

Condensed Statements of Cash Flows

	Years ended December 31,
	2014	2013	2012
Cash Flows from Operating Expenses
Net income	$16,914	$17,790	$17,747
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(9,718)	(10,545)	(10,512)
Amortization of premiums and accretion of discounts, net	1	---	1
Depreciation expense	9	17	12
(Gains) Losses on disposal of fixed assets	94	---	---
Net change in refundable income taxes due from subsidiaries	96	77	77
Net change in other assets	(63)	3	(199)
Net change in other liabilities	(33)	20	(124)
Losses on securities	---	94	---
Net cash provided by operating activities	7,300	7,456	7,002

Cash Flows from Investing Activities
Net Change in interest-bearing deposits	213	(2)	(124)
Purchases of securities available for sale	---	(612)	(691)
Purchases of securities held to maturity	(453)	---	---
Maturities and calls of securities available for sale	455	945	1,352
Proceeds from sale of premises and equipment	263	---	---
Net cash provided by investing activities	478	331	537

Cash Flows from Financing Activities
Cash dividends paid	(7,853)	(7,781)	(7,639)
Exercise of stock options	58	---	119
Net cash used in financing activities	(7,795)	(7,781)	(7,520)
Net change in cash	17	6	19
Cash due from subsidiaries at beginning of year	27	21	2
Cash due from subsidiaries at end of year	$10	$27	$21

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

At December 31, 2014 and 2013, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2014	2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$144,578	$133,573
Standby letters of credit	14,677	15,215
Mortgage loans sold with potential recourse	10,089	18,257

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2014, the Company originated $9,104 and sold $10,089 to investors, compared to $16,737 originated and $18,257 sold in 2013. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.

At December 31, 2014, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $424 and loans held for sale of $291. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The Company had no deposits with correspondent institutions at December 31, 2014 that exceeded the insurance limits of the Federal Deposit Insurance Corporation.

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

Commercial real estate as of December 31, 2014 and 2013 represented approximately 52% of the loan portfolio, at $310,762 and $311,266, respectively. Included in commercial real estate are loans for college housing and professional office buildings that comprised $190,055 and $190,866 as of December 31, 2014 and 2013 respectively, corresponding to approximately 31% of the loan portfolio at December 31, 2014 and 32% of the loan portfolio at December 31, 2013. Loans secured by residential real estate were $147,039, or approximately 24% of the portfolio, and $145,499, or 24% of the portfolio at December 31, 2014 and 2013, respectively. Loans secured by automobiles represented approximately 2% of the portfolio for both dates, at $11,554 and $11,580 at December 31, 2014 and 2013, respectively.

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

Note 16: Fair Value Measurements

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accounting guidance for fair value excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The Company records fair value adjustments to certain assets and liabilities and determines fair value disclosures utilizing a definition of fair value of assets and liabilities that states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Additional considerations are involved to determine the fair value of financial assets in markets that are not active.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013:

		Fair Value Measurements at December 31, 2014 Using
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	194,219		---	194,219		---
States and political subdivisions	19,380		---	19,380		---
Mortgage-backed securities	2,014		---	2,014		---
Corporate debt securities	7,104		---	7,104		---
Other securities	127		---	127		---
Total securities available for sale	$222,844	$	---	$222,844	$	---

		Fair Value Measurements at December 31, 2013 Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	147,854		---	147,854		---
States and political subdivisions	23,456		---	23,456		---
Mortgage-backed securities	2,840		---	2,840		---
Corporate debt securities	7,395		---	7,395		---
Other securities	167		---	167		---
Total securities available for sale	$181,712	$	---	$181,712	$	---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2014 and 2013.

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

The value of real estate collateral is determined by a current (less than 12 months of age) appraisal or internal evaluation utilizing an income or market valuation approach. Appraisals conducted by an independent, licensed appraiser outside of the Company using observable market data is categorized as Level 2. If a current appraisal cannot be obtained prior to a reporting date and an existing appraisal is discounted to obtain an estimated value, or if declines in value are identified after the date of the appraisal, or if an appraisal is discounted for estimated selling costs, the valuation of real estate collateral is categorized as Level 3. Valuations derived from internal evaluations are categorized as Level 3. The value of business equipment is based upon an outside appraisal (Level 2) if deemed significant, or the net book value on the applicable business’ financial statements (Level 3) if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).

As of December 31, 2014, the fair value measurements for impaired loans with specific allocations were primarily based upon the present value of expected future cash flows, with one loan valued based on the fair value of collateral. As of December 31, 2013, the fair value measurements for impaired loans with specific allocations were primarily based upon the present value of expected future cash flows, with two loans valued based on the fair value of collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

			Carrying value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2014	Impaired loans net of valuation allowance	$7,224	$	---	$	---	$7,224
December 31, 2013	Impaired loans net of valuation allowance	1,989		---		---	1,989

The following table presents information about Level 3 Fair Value Measurements for December 31, 2014.

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Discounted appraised value	Selling cost(1)	10%	(2)
Impaired loans	Present value of cash flows	Discount rate	5.88%		-	9.50%	(6.15%)

(1)

Impaired loans that are collateral-dependent are valued using the fair value of collateral. The valuation is discounted for selling costs if repayment of the loan is dependent on the sale of the collateral. If repayment will come from rental income of the property, the valuation is not discounted for selling costs.

(2)	Only one loan was valued using the collateral method as of December 31, 2014.

The following table presents information about Level 3 Fair Value Measurements for December 31, 2013.

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Discounted appraised value	Selling cost(1)	0%	-	10.00%	(5.00%)
Impaired loans	Present value of cash flows	Discount rate	6.25%	-	9.50%	(6.75%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2014	Other real estate owned net of valuation allowance	$4,744	$	---	$	---	$4,744
December 31, 2013	Other real estate owned net of valuation allowance	4,712		---		---	4,712

The following table presents information about Level 3 Fair Value Measurements for December 31, 2014.

	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0%	(1)	-	11%	(8.60%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%		-	48.77%	(20.81%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2013.

	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0%	(1)	-	10.00%	(9.83%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%		-	29.60%	(8.66%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2014 and 2013, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2014
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2		Level 3
Financial assets:
Cash and due from banks	$12,894	$12,894	$	---	$	---
Interest-bearing deposits	102,548	102,548		---		---
Securities	384,296	---		390,547		---
Restricted securities	1,089	---		1,089		---
Mortgage loans held for sale	291	---		291		---
Loans, net	597,203	---		---		633,063
Accrued interest receivable	5,748	5,748		---		---
Bank-owned life insurance	21,797	21,797		---		---
Financial liabilities:
Deposits	$982,428	$765,682	$	---		$216,469
Accrued interest payable	68	68		---		---

	December 31, 2013
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2		Level 3
Financial assets:
Cash and due from banks	$13,283	$13,283	$	---	$	---
Interest-bearing deposits	98,066	98,066		---		---
Securities	345,695	---		341,049		---
Restricted securities	1,414	---		1,414		---
Mortgage loans held for sale	1,276	---		1,276		---
Loans, net	587,463	---		---		616,755
Accrued interest receivable	5,949	5,949		---		---
Bank-owned life insurance	21,181	21,181		---		---
Financial liabilities:
Deposits	$960,036	$718,327	$	---		$247,753
Accrued interest payable	92	92		---		---

Note 17: Components of Accumulated Other Comprehensive Income

The following table summarizes the activity related to each component of accumulated other comprehensive income (loss):

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$2,646	(3,967)	(1,321)
Unrealized holding loss on available for sale securities net of tax of ($323)	(569)	---	(569)
Reclassification adjustment, net of tax of ($16)	(30)	---	(30)
Net pension loss arising during the period, net of tax of ($405)	---	(752)	(752)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($35)	---	(66)	(66)
Balance at December 31, 2012	2,047	(4,785)	(2,738)
Unrealized holding loss on available for sale securities net of tax of ($8,665)	(16,091)	---	(16,091)
Reclassification adjustment, net of tax of $19	33	---	33
Net pension gain arising during the period, net of tax of $1,022	---	1,898	1,898
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($35)	---	(66)	(66)
Balance at December 31, 2013	(14,011)	$(2,953)	$(16,964)
Unrealized holding gain on available for sale securities net of tax of $6,693	12,430	---	12,430
Reclassification adjustment, net of tax of ($1)	(1)	---	(1)
Net pension loss arising during the period, net of tax of ($574)	---	(1,066)	(1,066)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($39)	---	(71)	(71)
Balance at December 31, 2014	$(1,582)	$(4,090)	$(5,672)

The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Component of Accumulated Other Comprehensive Income
Reclassification out of unrealized gains and losses on available-for-sale securities:
Realized securities (gains) losses, net	$(2)	$52	$(46)
Income tax expense (benefit)	(1)	19	(16)
Realized (gains) losses on available-for-sale securities, net of tax reclassified out of accumulated other comprehensive income	$(1)	$33	$(30)

Amortization of defined benefit pension items:
Prior service costs(1)	$(110)	$(101)	$(101)
Income tax expense (benefit)	(39)	(35)	(35)
Amortization of defined benefit pension items net of tax reclassified out of accumulate other comprehensive income	$(71)	$(66)	$(66)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. (For additional information, see Note 8, "Employee Benefit Plans.")

Note 18. Intangible Assets and Goodwill

In accounting for goodwill and intangible assets, the Company conducts an impairment review at least annually and more frequently if certain impairment indicators are in evidence. Accounting guidance provides the option of performing a preliminary assessment of qualitative factors before performing more substantial testing for impairment. If the preliminary assessment indicates that it is more likely than not that fair value is below carrying value, a two-step test is employed to determine impairment. The Company opted not to perform the preliminary assessment and employed the two-step test to determine impairment. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2014, 2013 or 2012.

Information concerning goodwill and intangible assets for years ended December 31, 2014 and 2013 is presented in the following table:

	Gross Carrying Value	Accumulated Amortization		Net Carrying Value
December 31, 2014
Amortizable core deposit intangibles	$16,257		$14,883	$1,374
Unamortizable goodwill	$5,848	$	---	$5,848

December 31, 2013
Amortizable core deposit intangibles	$16,257		$13,806	$2,451
Unamortizable goodwill	$5,848	$	---	$5,848

As of December 31, 2014, the estimated amortization expense of core deposit intangibles are as follows:

2015	$999
2016	257
2017	68
2018	50
Total	$1,374

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

National Bankshares, Inc.

Blacksburg, Virginia

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bankshares, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2015 expressed an unqualified opinion on the effectiveness of National Bankshares, Inc. and subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

National Bankshares, Inc.

Blacksburg, Virginia

We have audited National Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. National Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, National Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of National Bankshares, Inc. and subsidiaries and our report dated March 11, 2015 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 11, 2015

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2014 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to the directors of Bankshares is set out under the caption “Election of Directors” of Bankshares’ Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 12, 2015 (“Proxy Statement”) which information is incorporated herein by reference.

The Board of Directors of Bankshares has a standing audit committee made up entirely of independent directors, as that term is defined in the NASDAQ Stock Market Listing Rules. In 2014, Dr. J. M. Lewis chaired the Audit Committee and its members were Mr. L. J. Ball, Dr. J. E. Dooley and Mr. C. E. Green, III. Each member of the Audit Committee has extensive business experience; however, the Committee has identified Dr. Lewis as its financial expert, since he has a professional background which involves financial oversight responsibilities. Dr. Lewis currently oversees the preparation of financial statements in his role as President of New River Community College. He previously served as the College’s Chief Financial Officer. The Audit Committee’s Charter is available on the Company’s web site at www.nationalbankshares.com.

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

Name	Age	Offices and Positions Held	Year Elected an Officer/Director
James G. Rakes	70	National Bankshares, Inc.: Chairman, President and Chief Executive Officer. The National Bank of Blacksburg: Executive Chairman of The National Bank of Blacksburg, July 2014 to Present; President and Chief Executive Officer of The National Bank of Blacksburg from 1983 to July 2014; and Chairman from 2005 to July 2014. National Bankshares Financial Services: Chairman, President and CEO of National Bankshares Financial Services, Inc., June 2011 to Present; Chairman, President and Treasurer, 2001 to June 2011.	1986
David K. Skeens	48	National Bankshares, Inc.: Treasurer and Chief Financial Officer, January 2009 to Present. The National Bank of Blacksburg: Senior Vice President/Operations & Risk Management & CFO, 2009 to Present; Senior Vice President/Operations & Risk Management, 2008-2009; Vice President/Operations & Risk Management, 2004-2008.	2009
F. Brad Denardo	62	National Bankshares, Inc.: Executive Vice President, 2008 to Present. The National Bank of Blacksburg: President & CEO, July 2014 to Present; Executive Vice President/Chief Operating Officer, 2002 to July 2014. National Bankshares Financial Services, Inc.: Treasurer, June 2011 to Present.	1989
Bryson J. Hunter	47	National Bankshares, Inc.: Secretary & Counsel, July 2011 to Present. The National Bank of Blacksburg: Counsel, May 2011 to Present. National Bankshares Financial Services, Inc.: Secretary & Counsel, June 2011 to Present. Gentry Locke Rakes & Moore, LLP: Partner, 2008 to 2011.	2011

Item 11. Executive Compensation

The information is incorporated by reference to the Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information is incorporated by reference to the Proxy Statement under the caption “Stock Ownership of Directors and Executive Officers.”

The following table summarizes information concerning National Bankshares equity compensation plans at December 31, 2014:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by stockholders 1999 Stock Option Plan	20,500	$23.00	---
Equity compensation plans not approved by stockholders	---	---	---
Total	20,500	$23.00	---

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information is incorporated by reference to the Proxy Statement under the caption “Director Independence and Certain Transactions with Officers and Directors.”

Item 14. Principal Accounting Fees and Services

The following fees were paid to Yount, Hyde & Barbour, P.C., Certified Public Accountants, for services provided to NBI for the years ended December 31, 2014 and 2013. The Audit Committee determined that the provision of non-audit services by Yount, Hyde & Barbour P.C. did not compromise the firm’s ability to maintain its independence.

Principal Accounting Fees and Services

	2014		2013
	Fees	Percentage	Fees	Percentage
Audit fees	$118,850	79%	$125,250	80%
Audit-related fees	22,625	15%	22,650	15%
Tax fees	8,950	6%	8,000	5%
	$150,425	100%	$155,900	100%

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

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of December 31, 2014 and 2013

Consolidated Statements of Income – Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income – Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Annual Report on Form

10-K.

(a) (3) Exhibits

A list of the exhibits filed or incorporated in this Annual Report by reference is as follows:

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8K filed on July 9, 2014)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)

*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xiii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xv)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xvi)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on January 25, 2012)
+21	Subsidiaries of the Registrant	Included herein
+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	(incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10K for fiscal year ended December 31, 2014)
+31(i)	Section 906 Certification of Chief Executive Officer	Page 93
+31(ii)	Section 906 Certification of Chief Financial Officer	Page 94
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 95
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 96
+101

The following materials from National Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

NATIONAL BANKSHARES, INC.

/s/ JAMES G. RAKES
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Date: March 11, 2015

	Date	Title
/s/ L. J. BALL	03/11/2015	Director
L. J. Ball

/s/ J. E. DOOLEY	03/11/2015	Director
J. E. Dooley

/s/ C. E. GREEN, III	03/11/2015	Director
C. E. Green, III

/s/ J. M. LEWIS	03/11/2015	Director
J. M. Lewis

/s/ M. G. MILLER	03/11/2015	Director
M. G. Miller

/s/ W. A. PEERY	03/11/2015	Director
W. A. Peery

/s/ J. G. RAKES	03/11/2015	Chairman of the Board
J. G. Rakes		President and Chief Executive Officer – National Bankshares, Inc. Director

/s/ G. P. REYNOLDS	03/11/2015	Director
G. P. Reynolds

/s/ J. M. SHULER	03/11/2015	Director
J. M. Shuler

Index of Exhibits

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit No.	Title	Page Number
21	Subsidiaries of the Registrant	Page 91
23	Consent of Yount, Hyde & Barbour, P.C.	Page 92
31(i)	Section 906 Certification of Chief Executive Officer	Page 93
31(ii)	Section 906 Certification of Chief Financial Officer	Page 94
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 95
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 96