Form 10-Q
period 2015-03-31
NATIONAL BANKSHARES INC
filed 2015-05-07
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). [ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at May 1, 2015 6,950,474

(This report contains 52 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I
Item 1. Financial Statements	Financial Information
National Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31,	December 31,
$ in thousands, except per share data	2015	2014
Assets
Cash and due from banks	$12,452	$12,894
Interest-bearing deposits	87,676	102,548
Securities available for sale, at fair value	238,496	222,844
Securities held to maturity (fair value approximates $163,143 at March 31, 2015 and $167,703 at December 31, 2014)	156,135	161,452
Restricted stock, at cost	1,129	1,089
Loans held for sale	1,091	291
Loans:
Loans, net of unearned income and deferred fees	622,171	605,466
Less allowance for loan losses	(8,257)	(8,263)
Loans, net	613,914	597,203
Premises and equipment, net	8,998	9,131
Accrued interest receivable	5,506	5,748
Other real estate owned, net	4,573	4,744
Intangible assets and goodwill	6,954	7,223
Bank-owned life insurance	21,946	21,797
Other assets	5,975	7,767
Total assets	$1,164,845	$1,154,731

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$160,217	$150,744
Interest-bearing demand deposits	526,388	533,641
Savings deposits	85,615	81,297
Time deposits	212,737	216,746
Total deposits	984,957	982,428
Accrued interest payable	70	68
Other liabilities	7,096	5,932
Total liabilities	992,123	988,428
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,950,474 shares at March 31, 2015 and at December 31, 2014	8,688	8,688
Retained earnings	167,253	163,287
Accumulated other comprehensive loss, net	(3,219)	(5,672)
Total stockholders' equity	172,722	166,303
Total liabilities and stockholders' equity	$1,164,845	$1,154,731

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	March 31,	March 31,
$ in thousands, except per share data	2015	2014
Interest Income
Interest and fees on loans	$7,649	$7,935
Interest on interest-bearing deposits	64	65
Interest on securities – taxable	1,734	1,653
Interest on securities – nontaxable	1,386	1,500
Total interest income	10,833	11,153

Interest Expense
Interest on time deposits	128	153
Interest on other deposits	959	1,162
Total interest expense	1,087	1,315
Net interest income	9,746	9,838
Provision for loan losses	201	103
Net interest income after provision for loan losses	9,545	9,735

Noninterest Income
Service charges on deposit accounts	535	592
Other service charges and fees	71	65
Credit card fees	895	797
Trust income	289	293
BOLI income	170	175
Other income	282	277
Realized securities gains (losses), net	(2)	1
Total noninterest income	2,240	2,200

Noninterest Expense
Salaries and employee benefits	3,072	2,999
Occupancy and furniture and fixtures	452	440
Data processing and ATM	434	363
FDIC assessment	135	147
Credit card processing	610	549
Intangible assets amortization	269	269
Net costs of other real estate owned	471	77
Franchise taxes	308	279
Other operating expenses	957	1,059
Total noninterest expense	6,708	6,182
Income before income taxes	5,077	5,753
Income tax expense	1,111	1,349
Net Income	$3,966	$4,404
Basic net income per common share	$0.57	$0.63
Fully diluted net income per common share	$0.57	$0.63
Weighted average number of common shares outstanding – basic	6,950,474	6,947,974
Weighted average number of common shares outstanding – diluted	6,955,023	6,963,865
Dividends declared per common share	$ ---	$ ---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	March 31,	March 31,
$ in thousands	2015	2014
Net Income	$3,966	$4,404

Other Comprehensive Income, Net of Tax
Unrealized holding gains on available for sale securities net of tax of $1,320 and $1,681 for the periods ended March 31, 2015 and 2014, respectively	2,452	3,121
Reclassification adjustment, net of tax of $1 and $0 for the periods ended March 31, 2015 and 2014, respectively	1	---
Other comprehensive income, net of tax of $1,321 and $1,681 for the periods ended March 31, 2015 and 2014, respectively	2,453	3,121
Total Comprehensive Income	$6,419	$7,525

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three Months March 31, 2015 and 2014

(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2013	$8,685	$154,171	$(16,964)	$145,892
Net income	---	4,404	---	4,404
Other comprehensive income, net of tax $1,681	---	---	3,121	3,121
Balances at March 31, 2014	$8,685	$158,575	$(13,843)	$153,417

Balances at December 31, 2014	$8,688	$163,287	$(5,672)	$166,303
Net income	---	3,966	---	3,966
Other comprehensive income, net of tax $1,321	---	---	2,453	2,453
Balances at March 31, 2015	$8,688	$167,253	$(3,219)	$172,722

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	March 31,	March 31,
$ in thousands	2015	2014
Cash Flows from Operating Activities
Net income	$3,966	$4,404
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	201	103
Depreciation of bank premises and equipment	191	177
Amortization of intangibles	269	269
Amortization of premiums and accretion of discounts, net	29	42
Losses on disposal of premises and equipment	---	94
Losses on sales and calls of securities available for sale, net	2	---
Gains on calls of securities held to maturity, net	---	(1)
Losses and write-downs on other real estate owned, net	386	16
Increase in cash value of bank-owned life insurance	(149)	(154)
Net change in:
Loans held for sale	(800)	1,276
Accrued interest receivable	242	56
Other assets	471	(661)
Accrued interest payable	2	(14)
Other liabilities	1,164	919
Net cash provided by operating activities	5,974	6,526

Cash Flows from Investing Activities
Net change interest-bearing deposits	14,872	(11,465)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	11,126	2,173
Proceeds from calls, principal payments and maturities of securities held to maturity	5,265	3,929
Purchases of securities available for sale	(22,983)	(5,375)
Purchases of securities held to maturity	---	(5,381)
Net change in restricted stock	(40)	325
Purchases of loan participations	(994)	---
Collections of loan participations	1,933	1,348
Loan originations and principal collections, net	(18,267)	4,702
Proceeds from sale of other real estate owned	148	196
Recoveries on loans charged off	53	158
Proceeds from sale and purchases of premises and equipment, net	(58)	254
Net cash (used in) investing activities	(8,945)	(9,136)

Cash Flows from Financing Activities
Net change in time deposits	(4,009)	(4,649)
Net change in other deposits	6,538	8,699
Net cash provided by financing activities	2,529	4,050
Net change in cash and due from banks	(442)	1,440
Cash and due from banks at beginning of period	12,894	13,283
Cash and due from banks at end of period	$12,452	$14,723

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$1,085	$1,329
Income taxes paid	1,310	1,472

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$260	$191
Loans transferred to other real estate owned	363	401
Unrealized net gains on securities available for sale	3,774	4,802

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

$ in thousands, except per share data

Note 1:  General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2014 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Subsequent events have been considered through the date when the Form 10-Q was issued.

Note 2:  Stock-Based Compensation

The Company’s 1999 Stock Option Plan was terminated on March 9, 2009. Incentive stock options were granted annually to key employees of NBI and its subsidiaries from 1999 to 2005 and none have been granted since 2005. All of the stock options are vested.

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	20,500	$23.00
Exercised	---	---
Forfeited or expired	---	---
Outstanding March 31, 2015	20,500	$23.00	0.61	$140
Exercisable at March 31, 2015	20,500	$23.00	0.61	$140

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	46,000	$23.96
Exercised	(2,500)	23.00
Forfeited or expired	(23,000)	24.93
Outstanding December 31, 2014	20,500	$23.00	0.85	$151
Exercisable at December 31, 2014	20,500	$23.00	0.85	$151

There were no shares exercised during the three months ended March 31, 2015. There were 2,500 shares with an intrinsic value of $15 exercised in 2014.

Note 3:    Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	March 31, 2015	December 31, 2014
Real estate construction	$41,647	$45,562
Consumer real estate	145,700	147,040
Commercial real estate	321,838	310,762
Commercial non real estate	32,182	33,412
Public sector and IDA	53,441	41,361
Consumer non real estate	28,204	28,182
Gross loans	623,012	606,319
Less unearned income and deferred fees	(841)	(853)
Loans, net of unearned income and deferred fees	$622,171	$605,466

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

Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate the probability that collection will not occur according to the loan’s original terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “other assets especially mentioned.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair market value. Impaired loans that are not troubled debt restructures and for which fair value measurement indicates an impairment loss are designated nonaccrual. A restructured loan for which impairment measurement does not indicate a loss and that maintains current status for at least six months may be returned to accrual status. Please refer to Note 1 of the Company’s 2014 Form 10-K, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

Troubled debt restructures impact the estimation of the appropriate level of the allowance for loan losses. If the restructuring included forgiveness of a portion of principal, the charge-off is included in the historical charge-off rates applied to the collective evaluation methodology. Further, restructured loans are individually evaluated for impairment and any amount of book value that exceeds fair value is accrued in the allowance for loan losses. TDRs that experience a payment default are examined to determine whether the default indicates collateral dependency or a decline in estimates of cash flow used in the fair value measurement. TDRs, as well as all impaired loans, that are determined to be collateral dependent are charged down to fair value net of estimated costs to dispose. Deficiencies indicated by impairment measurements for TDRs that are not collateral dependent may be accrued in the allowance for loan losses or charged off if deemed uncollectible.

The Company evaluated characteristics in the loan portfolio and determined major segments and smaller classes within each segment. These characteristics include collateral type, repayment sources, and (if applicable) the borrower’s business model. The methodology for calculating reserves for collectively-evaluated loans is applied at the class level.

Portfolio Segments and Classes

The segments and classes used in determining the allowance for loan losses are as follows.

Real Estate Construction	Commercial Non Real Estate
Construction, residential Construction, other	Commercial and Industrial
Public Sector and IDA
Consumer Real Estate	Public sector and IDA
Equity lines Residential closed-end first liens	Consumer Non Real Estate
Residential closed-end junior liens Investor-owned residential real estate	Credit cards Automobile Other consumer loans
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

Factor allocations applied to each class are increased for loans rated special mention and classified. The Company allocates additional reserves for “high risk” loans. High risk loans include junior liens, interest only and high loan to value loans.

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2014	$612	$1,662	$3,537	$1,475	$327	$602	$48	$8,263
Charge-offs	---	(72)	(100)	---	---	(88)	---	(260)
Recoveries	---	---	12	---	---	41	---	53
Provision for loan losses	(145)	30	262	(59)	106	21	(14)	201
Balance, March 31, 2015	$467	$1,620	$3,711	$1,416	$433	$576	$34	$8,257

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2014
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2013	$863	$1,697	$3,685	$989	$132	$576	$285	$8,227
Charge-offs	(2)	(54)	(52)	---	---	(83)	---	(191)
Recoveries	---	---	8	131	---	19	---	158
Provision for loan losses	(11)	171	53	(259)	70	17	62	103
Balance, March 31, 2014	$850	$1,814	$3,694	$861	$202	$529	$347	$8,297

	Allowance for Loan Losses as of March 31, 2015
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$10	$216	$10	$	---	$	---	$	---	$236
Collectively evaluated for impairment		467	1,610	3,495	1,406		433		576		34	8,021
Total		$467	$1,620	$3,711	$1,416		$433		$576		$34	$8,257

	Allowance for Loan Losses as of December 31, 2014
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$14	$258	$10	$	---	$	---	$	---	$282
Collectively evaluated for impairment		612	1,648	3,279	1,465		327		602		48	7,981
Total		$612	$1,662	$3,537	$1,475		$327		$602		$48	$8,263

	Loans as of March 31, 2015
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$809	$13,513	$672	$	---	$	---	$	---	$14,994
Collectively evaluated for impairment		41,647	144,891	308,325	31,510		53,441		28,204		---	608,018
Total loans		$41,647	$145,700	$321,838	$32,182		$53,441		$28,204	$	---	$623,012

	Loans as of December 31, 2014
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$819	$13,624	$678	$	---	$	---	$	---	$15,121
Collectively evaluated for impairment		45,562	146,221	297,138	32,734		41,361		28,182		---	591,198
Total		$45,562	$147,040	$310,762	$33,412		$41,361		$28,182	$	---	$606,319

A summary of ratios for the allowance for loan losses follows.

	As of the Three Months Ended March 31,		For the Year Ended December 31,
	2015	2014	2014
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.33%	1.41%	1.36%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.14%	0.02%	0.27%

(1)     Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	March 31,		December 31,
	2015	2014	2014
Nonperforming assets:
Nonaccrual loans	$3,102	$5,071	$3,999
Restructured loans in nonaccrual	6,123	1,007	5,288
Total nonperforming loans	9,225	6,078	9,287
Other real estate owned, net	4,573	4,901	4,744
Total nonperforming assets	$13,798	$10,979	$14,031
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.20%	1.85%	2.30%
Ratio of allowance for loan losses to nonperforming loans(1)	89.51%	136.51%	88.97%

(1)     The Company defines nonperforming loans as nonaccrual loans. Loans 90 days or more past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	March 31,				December 31,
	2015		2014		2014
Loans past due 90 days or more and still accruing		$272		$163	$207
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.04%		0.03%	0.03%
Accruing restructured loans		$5,992		$6,145	$6,040
Impaired loans:
Impaired loans with no valuation allowance		$11,265		$10,139	$7,615
Impaired loans with a valuation allowance		3,729		2,463	7,506
Total impaired loans		$14,994		$12,602	$15,121
Valuation allowance		(236)		(280)	(282)
Impaired loans, net of allowance		$14,758		$12,322	$14,839
Average recorded investment in impaired loans(1)		$15,192		$13,075	$16,311
Interest income recognized on impaired loans, after designation as impaired		$174		$99	$473
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)      Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loans that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. No interest income was recognized on nonaccrual loans for the three months ended March 31, 2015 or March 31, 2014 or for the year ended December 31, 2014.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of March 31, 2015
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$526	$499	$309	$190	$2
Residential closed-end junior liens	234	234	---	234	8
Investor-owned residential real estate	76	76	76	---	---
Commercial Real Estate(2)
Multifamily real estate	2,907	2,705	868	1,837	148
Commercial real estate, owner-occupied	4,902	4,799	3,404	1,395	68
Commercial real estate, other	6,058	6,009	6,009	---	---
Commercial Non Real Estate(2)
Commercial and Industrial	672	672	599	73	10
Total	$15,375	$14,994	$11,265	$3,729	$236

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2014
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$530	$503	$311	$192	$2
Residential closed-end junior liens	239	239	---	239	8
Investor-owned residential real estate	77	77	---	77	4
Commercial Real Estate(2)
Multifamily real estate	2,911	2,735	868	1,866	170
Commercial real estate, owner occupied	4,919	4,821	3,314	1,508	74
Commercial real estate, other	6,080	6,068	3,072	2,996	14
Commercial Non Real Estate(2)
Commercial and Industrial	678	678	50	628	10
Total	$15,434	$15,121	$7,615	$7,506	$282

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Three Months Ended March 31, 2015
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$501	$7
Residential closed-end junior liens	236	4
Investor-owned residential real estate	76	1
Commercial Real Estate(2)
Multifamily real estate	2,708	25
Commercial real estate, owner occupied	4,974	58
Commercial real estate, other	6,023	80
Commercial Non Real Estate(2)
Commercial and Industrial	674	(1)
Total	$15,192	$174

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Three Months Ended March 31, 2014
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	561	4
Residential closed-end junior liens	257	5
Investor-owned residential real estate	79	1
Commercial Real Estate(2)
Multifamily real estate	3,386	---
Commercial real estate, owner occupied	5,515	44
Commercial real estate, other	3,150	44
Commercial Non Real Estate(2)
Commercial and Industrial	101	1
Consumer Non Real Estate(2)
Automobile	26	---
Total	$13,075	$99

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

An analysis of past due and nonaccrual loans follows.

March 31, 2015
	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction, other	$	---	$	---	$	---	$	---
Consumer Real Estate(1)
Equity lines		80		---		---		---
Residential closed-end first liens		1,117		131		131		4
Residential closed-end junior liens		68		---		---		---
Investor-owned residential real estate		378		---		---		14
Commercial Real Estate(1)
Multifamily real estate		844		868		---		2,705
Commercial real estate, owner-occupied		647		1,588		---		2,841
Commercial real estate, other		---		---		---		2,959
Commercial Non Real Estate(1)
Commercial and Industrial		777		732		83		702
Consumer Non Real Estate(1)
Credit cards		3		7		7		---
Automobile		172		51		51		---
Other consumer loans		19		---		---		---
Total		$4,105		$3,377		$272		$9,225

(1)     Only classes with past-due or nonaccrual loans are shown.

An analysis of past due and nonaccrual loans follows.

December 31, 2014
	30 – 89 Days Past Due	90 or More Days Past Due	90 or More Days Past Due and Still Accruing	Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction, other	28	---	---	---
Consumer Real Estate(1)
Equity Lines	25	---	---	---
Residential closed-end first liens	719	185	80	105
Residential closed-end junior liens	74	1	1	---
Investor-owned residential real estate	336	45	---	59
Commercial Real Estate(1)
Multifamily real estate	850	868	---	2,735
Commercial real estate, owner occupied	---	1,066	102	2,573
Commercial real estate, other	---	70	---	3,066
Commercial Non Real Estate(1)
Commercial and Industrial	153	43	---	749
Consumer Non Real Estate(1)
Credit cards	3	4	4	---
Automobile	205	20	20	---
Other consumer loans	54	---	---	---
Total	$2,447	$2,302	$207	$9,287

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

Determination of risk grades was completed for the portfolio as of March 31, 2015 and December 31, 2014.

The following displays collectively-evaluated loans by credit quality indicator.

March 31, 2015
	Pass	Special Mention		Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$15,382	$	---	$2,193
Construction, other	24,072		---	---
Consumer Real Estate
Equity lines	15,765		60	62
Closed-end first liens	78,600		919	1,355
Closed-end junior liens	4,397		26	64
Investor-owned residential real estate	42,140		693	810
Commercial Real Estate
Multifamily residential real estate	77,083		1,380	844
Commercial real estate owner-occupied	128,861		61	3,303
Commercial real estate, other	95,353		936	504
Commercial Non Real Estate
Commercial and Industrial	29,689		101	1,720
Public Sector and IDA
States and political subdivisions	53,441		---	---
Consumer Non Real Estate
Credit cards	5,500		---	---
Automobile	11,505		95	114
Other consumer	10,977		8	5
Total	$592,765		$4,279	$10,974

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2014
	Pass	Special Mention (Excluding Impaired)		Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$14,222	$	---	$2,265
Construction, other	29,047		---	28
Consumer Real Estate
Equity lines	15,861		59	60
Closed-end first liens	78,806		1,566	1,412
Closed-end junior liens	4,258		21	95
Investor-owned residential real estate	42,781		688	614
Commercial Real Estate
Multifamily residential real estate	73,611		1,397	850
Commercial real estate owner-occupied	125,643		202	2,855
Commercial real estate, other	90,821		1,177	582
Commercial Non Real Estate
Commercial and Industrial	31,247		97	1,390
Public Sector and IDA
States and political subdivisions	41,361		---	---
Consumer Non Real Estate
Credit cards	5,705		---	---
Automobile	11,505		93	128
Other consumer	10,745		---	6
Total	$575,613		$5,300	$10,285

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

Troubled Debt Restructurings

The Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $12,115 at March 31, 2015, $11,328 at December 31, 2014, and $7,152 at March 31, 2014. The following tables present restructurings by class that occurred during the three month period ended March 31, 2015, and the three month period ended March 31, 2014.

Note: Only classes with restructured loans are presented.

	Restructurings That Occurred During the Three Months Ended March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, owner occupied	1	1,007	907
Total	1	$1,007	$907

During the three-month period ended March 31, 2015, the Company restructured one loan to provide payment relief. The restructuring provided payment relief by capitalizing interest and re-amortizing payments. The fair value measurements of the restructured loans as of March 31, 2015 resulted in no specific allocations to the allowance for loan losses.

	Restructurings That Occurred During the Three Months Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, owner occupied	1	184	209
Total	1	$184	$209

The loan restructured during the three months ended March 31, 2014 was designated and reported as troubled debt restructures in previous quarters. The loan received additional modification during the first quarter of 2014, transitioning payments from interest-only to amortizing, and capitalizing accrued interest. The interest rate for the commercial non real estate loan decreased.

The Company analyzed its TDR portfolio for loans that defaulted during the three period ended March 31, 2015 and March 31, 2014, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. There were no restructured loans that defaulted and were modified within 12 months prior to default for the three period ended March 31, 2015 and 2014.

Note 5:  Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	March 31, 2015
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$210,729	$1,445	$1,417	$210,757
States and political subdivisions	17,583	818	---	18,401
Mortgage-backed securities	1,665	179	---	1,844
Corporate debt securities	6,991	382	---	7,373
Other securities	189	---	68	121
Total securities available for sale	$237,157	$2,824	$1,485	$238,496

	December 31, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$197,740	$973	$4,494	$194,219
States and political subdivisions	18,529	851	---	19,380
Mortgage-backed securities	1,830	184	---	2,014
Corporate debt securities	6,991	140	27	7,104
Other securities	189	---	62	127
Total securities available for sale	$225,279	$2,148	$4,583	$222,844

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type are as follows.

	March 31, 2015
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$15,917	$450	$70	$16,297
States and political subdivisions	138,407	7,095	543	144,959
Mortgage-backed securities	396	51	---	447
Corporate debt securities	1,415	25	---	1,440
Total securities held to maturity	$156,135	$7,621	$613	$163,143

	December 31, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$18,922	$350	$245	$19,027
States and political subdivisions	140,702	6,823	727	146,798
Mortgage-backed securities	415	51	---	466
Corporate debt securities	1,413	1	2	1,412
Total securities held to maturity	$161,452	$7,225	$974	$167,703

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	March 31, 2015
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$25,832	$163	$94,959	$1,324
States and political subdivisions	10,274	109	9,952	434
Corporate debt securities	---	---	---	---
Other securities	---	---	121	68
Total	$36,106	$272	$105,032	$1,826

	December 31, 2014
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$6,964	$30	$156,149	$4,709
States and political subdivisions	1,222	35	19,818	692
Corporate debt securities	450	2	1,948	27
Other securities	---	---	127	62
Total	$8,636	$67	$178,042	$5,490

The Company had 154 securities with a fair value of $141,138 which were temporarily impaired at March 31, 2015.  The total unrealized loss on these securities was $2,098. Of the temporarily impaired total, 112 securities with a fair value of $105,032 and an unrealized loss of $1,826 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at March 31, 2015 for the reasons set out below.

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

Other securities. The Company holds a small investment in community bank stock. The value of this investment has been negatively affected by market conditions. Because the Company does not intend to sell this investment before recovery of its amortized cost basis, the Company does not consider this investment to be other-than-temporarily impaired.

Restricted stock. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2015, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Note 6:  Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In April 2015, the FASB voted in favor of a one year deferral of the effective date of this amendment. An exposure draft is expected with a 30 day comment period. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). n addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

Note 7: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended March 31,
	2015	2014
Service cost	$155	$131
Interest cost	167	166
Expected return on plan assets	(292)	(278)
Amortization of prior service cost	(27)	(27)
Recognized net actuarial loss	104	65
Net periodic benefit cost	$107	$57

2015 Plan Year Employer Contribution

Without considering the prefunding balance, the Company’s minimum required contribution to the National Bankshares, Inc. Retirement Income Plan (the “Plan”) is $0. Considering the prefunding balance, the 2015 minimum required contribution is $0. The Company elected to contribute $0 to the Plan during the three months ended March 31, 2015.

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

		Fair Value Measurements at March 31, 2015 Using
Description	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$210,757	$	---	$210,757	$	---
States and political subdivisions	18,401		---	18,401		---
Mortgage-backed securities	1,844		---	1,844		---
Corporate debt securities	7,373		---	7,373		---
Other securities	121		---	121		---
Total securities available for sale	$238,496	$	---	$238,496	$	---

		Fair Value Measurements at December 31, 2014 Using
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$194,219	$	---	$194,219	$	---
States and political subdivisions	19,380		---	19,380		---
Mortgage-backed securities	2,014		---	2,014		---
Corporate debt securities	7,104		---	7,104		---
Other securities	127		---	127		---
Total securities available for sale	$222,844	$	---	$222,844	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets offer at the report date for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2015 or December 31, 2014.

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

The value of real estate collateral is determined by a current (less than 12 months of age) appraisal or internal evaluation utilizing an income or market valuation approach. Appraisals conducted by an independent, licensed appraiser outside of the Company using observable market data are categorized as Level 2. If a current appraisal cannot be obtained prior to a reporting date and an existing appraisal is discounted to obtain an estimated value, or if declines in value are identified after the date of the appraisal, or if an appraisal is discounted for estimated selling costs, the valuation of real estate collateral is categorized as Level 3. Valuations derived from internal evaluations are categorized as Level 3. The value of business equipment is based upon an outside appraisal (Level 2) if deemed significant, or the net book value on the applicable business’ financial statements (Level 3) if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at March 31, 2015 and at December 31, 2014.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2015	Impaired loans net of valuation allowance	$3,493	$	---	$	---	$3,493
December 31, 2014	Impaired loans net of valuation allowance	7,224		---		---	7,224

The following tables present information about Level 3 Fair Value Measurements for March 31, 2015 and December 31, 2014.

March 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Market rate for borrower (discount rate)	5.88%	–	9.50%	(6.11%)
Impaired loans	Discounted appraised value	Selling cost(1)		10%

December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Discount rate	5.88%	–	9.50%	(6.15%)
Impaired loans	Discounted appraised value	Selling cost(1)		10%

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2015	Other real estate owned net of valuation allowance	$4,573	$	---	$	---	$4,573
December 31, 2014	Other real estate owned net of valuation allowance	4,744		---		---	4,744

The following tables present information about Level 3 Fair Value Measurements for March 31, 2015 and December 31, 2014.

March 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(1)	–	11%	(9.13%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	3.76%	–	48.77%	(14.64%)

December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0%(1)	–	11%	(8.60%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	–	48.77%	(20.81%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at March 31, 2015 and December 31, 2014, and, as such, the related fair values have not been estimated.

The estimated fair values and related carrying amounts of the Company’s financial instruments follow.

	March 31, 2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,452	$12,452	$	---	$	---
Interest-bearing deposits	87,676	87,676		---		---
Securities	394,631	---		401,639		---
Restricted securities	1,129	---		1,129		---
Loans held for sale	1,091	---		1,091		---
Loans, net	613,914	---		---		622,049
Accrued interest receivable	5,506	5,506		---		---
Bank-owned life insurance	21,946	21,946		---		---
Financial Liabilities:
Deposits	$984,957	$772,220	$	---		$212,364
Accrued interest payable	70	70		---		---

	December 31, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,894	$12,894	$	---	$	---
Interest-bearing deposits	102,548	102,548		---		---
Securities	384,296	---		390,547		---
Restricted securities	1,089	---		1,089		---
Loans held for sale	291	---		291		---
Loans, net	597,203	---		---		633,063
Accrued interest receivable	5,748	5,748		---		---
Bank-owned life insurance	21,797	21,797		---		---
Financial Liabilities:
Deposits	$982,428	$765,682	$	---		$216,469
Accrued interest payable	68	68		---		---

Note 9: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2013	$(14,011)	$(2,953)	$(16,964)
Unrealized holding losses on available for sale securities net of tax of $1,681	3,121	---	3,121
Reclassification adjustment, net of tax of $0	---	---	---
Balance at March 31, 2014	$(10,890)	$(2,953)	$(13,843)

Balance at December 31, 2014	$(1,582)	$(4,090)	$(5,672)
Unrealized holding gains on available for sale securities net of tax of $1,320	2,452	---	2,452
Reclassification adjustment, net of tax of $1	1	---	1
Balance at March 31, 2015	$871	$(4,090)	$(3,219)

The following provides information regarding reclassifications out of accumulated comprehensive income for the three month periods ended March 31, 2015 and March 31, 2014.

	3 Months Ended
	March 31, 2015	March 31, 2014
Reclassifications out of unrealized gains and losses on available-for-sale securities:
Realized securities gains (losses), net	$(2)	$	---
Income tax expense	1		---
Realized gains (losses) on available-for-sale securities, net of tax, reclassified out of accumulated other comprehensive income	$(1)		$--

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the “Company”), which are not otherwise apparent from the consolidated financial statements and other information included in this report.  Please refer to the financial statements and other information included in this report as well as the 2014 Annual Report on Form 10-K for an understanding of the following discussion and analysis.

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

The estimate of the allowance for March 31, 2015 considered market and portfolio conditions during the first three months of 2015 as well as the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended March 31, 2015. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 4 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

Goodwill and Core Deposit Intangibles

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs impairment testing in the fourth quarter of each year. The Company’s most recent impairment test was performed in the fourth quarter of 2014. Accounting guidance provides the option of performing preliminary assessment of qualitative factors before performing more substantial testing for impairment. The Company opted not to perform the preliminary assessment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to the Company; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to the Company. Each measure indicated that the Company’s fair value exceeded its book value, validating that goodwill is not impaired.

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

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended March 31, 2015 and the year ended December 31, 2014. The measures for March 31, 2015 are annualized, except for basic earnings per share and fully diluted earnings per share.

	March 31, 2015	December 31, 2014
Return on average assets	1.40%	1.51%
Return on average equity	9.50%	10.72%
Basic earnings per share	$0.57	$2.43
Fully diluted earnings per share	$0.57	$2.43
Net interest margin (1)	3.95%	4.01%
Noninterest margin (2)	1.58%	1.38%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined 11 basis points for the three months ended March 31, 2015 as compared with the year ended December 31, 2014. The annualized return on average equity decreased 122 basis points for the same period.

The annualized net interest margin was 3.95% for the three months ended March 31, 2015, down 6 basis points from the 4.01% reported for the year ended December 31, 2014. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.

The annualized noninterest margin increased 20 basis points from the year ended December 31, 2014. Please refer to the discussion under noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	March 31, 2015	December 31, 2014	Percent Change
Interest-bearing deposits	$87,676	$102,548	(14.50)%
Securities, at carrying value	395,760	385,385	2.69%
Loans, net	613,914	597,203	2.80%
Deposits	984,957	982,428	0.26%
Total assets	1,164,845	1,154,731	0.88%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	March 31, 2015	March 31, 2014	December 31, 2014
Nonperforming loans	$9,225	$6,078	$9,287
Loans past due 90 days or more, and still accruing	272	163	207
Other real estate owned	4,573	4,901	4,744
Allowance for loan losses to loans	1.33%	1.41%	1.36%
Net charge-off ratio	0.14%	0.02%	0.27%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.20%	1.85%	2.30%
Ratio of allowance for loan losses to nonperforming loans	89.51%	136.51%	88.97%

The Company monitors asset quality indicators to manage credit risk and to determine the adequacy of the allowance for loan losses. The Company’s risk analysis for collectively-evaluated loans is based on historical charge-off rates, asset quality trends represented by past due and nonaccrual ratios, diversification of loans within the portfolio, the value of underlying collateral if secured, the risk of unsecured loans, and economic trends impacting the Company’s loan portfolio.

The Company’s risk analysis determined an allowance for loan losses of $8,257 at March 31, 2015, a decrease from $8,263 at December 31, 2014 and $8,297 at March 31, 2014. The provision for the three months ended March 31, 2015 was $201, an increase from $103 for the same period in 2014. The ratio of allowance for loan losses to loans is 1.33% as of March 31, 2015, compared with 1.36% at December 31, 2014 and 1.41% at March 31, 2014.

The annualized net charge-off ratio was 0.14% for the three months of 2015, compared with 0.02% for the three months ended March 31, 2014.

Nonperforming loans at March 31, 2014 was $6,078 and $9,225 at March 31, 2015. The coverage ratio of the allowance for loan losses to nonperforming loans at March 31, 2015 was 89.51% and 136.51% at March 31, 2014.

Economic factors were analyzed to determine their impact on the credit risk of the loan portfolio. Within the Company’s market area, residential vacancy rates, personal bankruptcy rates and unemployment rates indicated slight improvements, while inventory of new and existing home and business bankruptcy rates slightly worsened. The interest rate, competitive, legal and regulatory environments remained at similar levels to the previous quarter.

The following table discloses the other real estate owned in physical possession and in process at reporting date:

Other Real Estate Owned(1):	March 31, 2015	March 31, 2014	December 31, 2014
Real estate construction	$3,214	$3,727	$3,599
Consumer real estate	203	82	67
Commercial real estate	1,156	1,092	1,078
Total other real estate owned	$4,573	$4,901	$4,744
Other real estate owned in process	589	885	1,260

(1)	Net of valuation allowance.

Other real estate owned decreased $171 from December 31, 2014 and $328 from March 31, 2014. As of March 31, 2015, total residential properties approximating $589 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

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

The Company began coding modifications on the core processing system during the second quarter of 2013. The Company uses the coding to assist in identifying troubled debt restructurings. The majority of modifications completed since formal coding was implemented were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings for the first three months of 2015 follows:

Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	26	$18,992
Payment extensions for less than 3 months	20	764
Maturity date extensions of more than 1 month and up to 6 months	53	7,350
Maturity date extensions of more than 6 months and up to 12 months	69	3,782
Maturity date extensions of more than 12 months	---	---
Advances on non-revolving loans or capitalization	1	538
Change in amortization term or method	1	209
Renewal of expired Home Equity Line of Credit loans for additional 10 years	8	197
Renewal of single-payment notes	57	1,260
Total modifications that do not constitute TDRs	235	$33,092

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

The Company’s TDRs were $12,115 at March 31, 2015, an increase from $11,328 at December 31, 2014. Accruing TDR loans amounted to $5,992 at March 31, 2015 and $6,007 at December 31, 2014. TDRs with a current payment history with at least six months may accrue interest.

	TDR Status as of March 31, 2015
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Consumer real estate	$809	$809	$	---	$	---	$	---
Commercial real estate	11,283	5,160		---		---		6,123
Commercial non real estate	23	23		---		---		---
Total TDR Loans	$12,115	$5,992	$	---	$	---		$6,123

	TDR Status as of December 31, 2014
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due	Nonaccrual
Consumer real estate	$819	$786	$	---	$33	$	---
Commercial real estate	10,480	5,192		---	---		5,288
Commercial non real estate	29	29		---	---		---
Total TDR Loans	$11,328	$6,007	$	---	$33		$5,288

Restructuring generally results in loans with either lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming. During the first three months of 2015, the Company modified one loan with post-modification balances totaling $907 in troubled debt restructurings, and during the first three months of 2014, the Company modified one loan with post-modification balances totaling $209. Please refer to Note 4 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the three months ended March 31, 2015 and 2014 follows:

	March 31, 2015			March 31, 2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$604,748	$7,791	5.22%	$591,813	$8,071	5.53%
Taxable securities (5)	233,230	1,734	3.02%	205,073	1,653	3.27%
Nontaxable securities (1)(5)(6)	150,399	2,146	5.79%	162,413	2,325	5.81%
Interest-bearing deposits	104,104	64	0.25%	103,024	65	0.26%
Total interest-earning assets	$1,092,482	$11,735	4.36%	$1,062,323	$12,114	4.62%
Interest-bearing liabilities:
Interest-bearing demand deposits	$523,410	$752	0.58%	$497,095	$911	0.74%
Savings deposits	83,023	8	0.04%	75,944	9	0.05%
Time deposits	214,875	327	0.62%	239,651	395	0.67%
Total interest-bearing liabilities	$821,308	$1,087	0.54%	$812,690	$1,315	0.66%
Net interest income and interest rate spread		$10,648	3.82%		$10,799	3.96%
Net yield on average interest-earning assets			3.95%			4.12%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three-month periods presented.
(2)	Included in interest income are loan fees of $122 and $144 for the three months ended March 31, 2015 and 2014, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes mortgage loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The net interest margin for the three months ended March 31, 2015 decreased 17 basis points from the three months ended March 31, 2014. The decrease in interest rate spread was driven by a decline in the yield on earning assets of 26 basis points offset by a decline in the cost of interest-bearing liabilities of 12 basis points. Both loans and securities experienced a decline in yields. The 31 basis point decline in the yield on loans stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The yield on taxable securities was 25 basis points lower for the three months ended March 31, 2015, when compared with the same period in 2014, while the yield on nontaxable securities declined 2 basis points over the same period. The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments. The decline in the cost of interest-bearing liabilities came mainly from a 5 basis points reduction in the cost of time deposits and a 16 basis point reduction in interest-bearing demand deposits when the three month periods ended March 31, 2015 and March 31, 2014 are compared.

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

Provision and Allowance for Loan Losses

The provision for loan losses for the three month period ended March 31, 2015 was $201, compared with $103 for the three months of 2014. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at March 31, 2015 was 1.33%, which compares to 1.36% at December 31, 2014. The net charge-off ratio was 0.14% for the three months ended March 31, 2015 and 0.27% for the year ended December 31, 2014. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	March 31, 2015	March 31, 2014	Percent Change
Service charges on deposits	$535	$592	(9.63)%
Other service charges and fees	71	65	9.23%
Credit card fees	895	797	12.30%
Trust fees	289	293	(1.37)%
BOLI income	170	175	(2.86)%
Other income	282	277	1.81%
Realized securities gains (losses), net	(2)	1	(3.00)%

Service charges on deposit accounts for the three months ended March 31, 2015 decreased when compared with the same period in 2014, while other service charges and fees increased slightly. Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance.

Credit card fees for the three months of 2015 increased $98, or 12.30%, when compared with the same period last year. The increase stemmed from a change in vendors that resulted in more favorable fee income, as well as a higher volume of merchant transactions and credit card fees.

Income from trust fees decreased $4 from the $293 earned in the same period of 2014. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income decreased $5 from March 31, 2014 to March 31, 2015.

Other income includes net gains from the sales of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the three months ended March 31, 2015 increased $5 when compared with the three months ended March 31, 2014. These areas fluctuate with market conditions and because of competitive factors.

Net realized securities gains for the three months ended March 31, 2015 was a net loss of $2, as compared with a gain of $1 for the same period in 2014. Net realized securities gains and losses are market driven and have resulted from calls and sales of securities.

Noninterest Expense

	Three Months Ended
	March 31, 2015	March 31, 2014	Percent Change
Salaries and employee benefits	$3,072	$2,999	2.43%
Occupancy, furniture and fixtures	452	440	2.73%
Data processing and ATM	434	363	19.56%
FDIC assessment	135	147	(8.16)%
Credit card processing	610	549	11.11%
Intangibles amortization	269	269	---%
Net costs of other real estate owned	471	77	511.69%
Franchise taxes	308	279	10.39%
Other operating expenses	957	1,059	(9.63)%

Total noninterest expense increased $526 or 8.51% when the three months ended March 31, 2015 are compared to the same period of 2014. Most of the increase stemmed from an increase of $394 in write downs of other real estate owned, a $29 increase in franchise taxes and a $73 increase in salaries and employee benefits. Of the $73 increase in salaries and employee benefits $50 was due to an increase in net periodic pension expense. Changing conditions in the real estate market and the resulting change in property appraisals caused the first quarter write downs. Bank franchise tax expense is calculated based on capital levels. The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market.

FDIC assessment expense for the three months ended March 31, 2015 decreased $12 or 8.16% over the same period for 2014. The calculation is based on total assets and incorporates risk-based factors to determine the amount of the assessment.

Credit card processing expense increased by $61 from the total for the three months ended March 31, 2015. This expense is driven by volume and other factors and is subject to a degree of variability.

Other operating expense decreased $102 to $957 for the three months ended March 31, 2015 from $1,059 for the three months ended March 31, 2014. The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations and other expenses.

Data processing and ATM expense for the three months ended March 31, 2015 increased $71 when compared with the expense for the three months ended March 31, 2014. Maintenance costs accounted for approximately $68 of the increase.

The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, with minimal change in expense between the three month periods ended March 31, 2015 and March 31, 2014.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	March 31, 2015	December 31, 2014	Percent Change
Interest-bearing deposits	$104,104	$103,320	0.76%
Securities available for sale and restricted stock	223,256	198,122	12.69%
Securities held to maturity	159,376	162,906	(2.17)%
Loans, net	604,288	592,944	1.91%
Total assets	1,149,578	1,120,848	2.56%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$152,430	$146,532	4.03%
Interest-bearing demand deposits	523,410	501,956	4.27%
Savings deposits	83,023	78,778	5.39%
Time deposits	214,875	230,418	(6.75)%
Stockholders’ equity	169,289	157,832	7.26%

Securities

Management regularly monitors the quality of the securities portfolio, and management closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances. See Note 5: Securities for additional information.

Loans

	March 31, 2015	December 31, 2014	Percent Change
Real estate construction loans	$41,647	$45,562	(8.59)%
Consumer real estate loans	145,700	147,039	(.91)%
Commercial real estate loans	321,838	310,762	3.56%
Commercial non real estate loans	32,182	33,413	(3.68)%
Public sector and IDA	53,441	41,361	29.21%
Consumer non real estate	28,204	28,182	.08%
Less: unearned income and deferred fees	(841)	(853)	1.41%
Loans, net of unearned income	$622,171	$605,466	2.76%

The Company’s loans net of unearned income increased by $16,705 or 2.76%, from $605,466 at December 31, 2014 to $622,171 at March 31, 2015. Significant growth was experienced in Commercial Real Estate which increased by $11,076. Public Sector and IDA loans also grew in the first quarter by $12,080. Real Estate construction loans decreased during this period. A harsh winter was experienced in the Company's trade area and may have had a role in the decrease.

The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products, reverse mortgages or loans with initial teaser rates.

Deposits

	March 31, 2015	December 31, 2014	Percent Change
Noninterest-bearing demand deposits	$160,217	$150,744	6.28%
Interest-bearing demand deposits	526,388	533,641	(1.36)%
Saving deposits	85,615	81,297	5.31%
Time deposits	212,737	216,746	(1.85)%
Total deposits	$984,957	$982,428	0.26%

Total deposits increased $2,529, or 0.26% from $982,428 at December 31, 2014 to $984,957 at March 31, 2015. Increases in noninterest-bearing demand deposits totaled $9,473. These increases were offset by a decline time deposits of $4,009, or 1.85%, when March 31, 2015 is compared with December 31, 2014. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers appear unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At March 31, 2015, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At March 31, 2015, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At March 31, 2015, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At March 31, 2015, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At March 31, 2015, the loan to deposit ratio was 63.17%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at March 31, 2015 was $172,722, an increase of $6,419 or 3.86%, from the $166,303 at December 31, 2014.

Risk based capital ratios are shown in the following table.

	Ratios at March 31, 2015	Regulatory Capital Minimum Ratios
Common Equity Tier I Capital Ratio	25.08%	4.5%
Tier I Capital Ratio	25.08%	4.0%
Total Capital Ratio	26.29%	8.0%
Leverage Ratio	14.88%	4.0%

The above ratios comply with Federal Reserve rules to align with the Basel III Capital requirements effective January 1, 2015.

The Company’s ratios are well above all of the required minimums at March 31, 2015.

Furthermore, beginning January 1, 2016, these rules introduce a capital conservation buffer of .625% that gradually increases to 2.5% in 2019, which places restrictions on the amount of retained earnings that may be used for distributions or discretionary bonus payments as risk-based capital ratios approach their respective “adequately capitalized” minimums. The Company is currently considered “well capitalized” under the current rules effective on January 1, 2015.

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

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. Mortgages must meet strict underwriting and documentation requirements for the sale to be completed. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of March 31, 2015. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2015, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at March 31, 2015. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the three months of 2015 and have not changed materially from those which were disclosed in the Company’s 2014 Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2014 in the Company’s 2014 Form 10-K.

Item 4.     Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2015 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

 Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2014 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3.	Defaults Upon Senior Securities

 None.

Item 4.	Mine Safety Disclosures

 Not applicable.

Item 5.	Other Information

 None.

Item 6.	Exhibits

 See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: May 7, 2015	/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2015	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to the Form 8-K filed on July 9, 2014)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on September 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)

*10(xiii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(xv)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(xvi)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 are formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (ii) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2015; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

*     Indicates a management contract or compensatory plan.