Form 10-Q
period 2015-06-30
NATIONAL BANKSHARES INC
filed 2015-08-06
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at August 3, 2015 6,954,474

(This report contains 53 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
$ in thousands, except per share data	2015	2014
Assets
Cash and due from banks	$11,353	$12,894
Interest-bearing deposits	83,818	102,548
Securities available for sale, at fair value	218,524	222,844
Securities held to maturity (fair value approximates $158,925 at June 30, 2015 and $167,703 at December 31, 2014)	155,704	161,452
Restricted stock, at cost	1,129	1,089
Loans held for sale	853	291
Loans:
Loans, net of unearned income and deferred fees	626,941	605,466
Less allowance for loan losses	(8,131)	(8,263)
Loans, net	618,810	597,203
Premises and equipment, net	8,878	9,131
Accrued interest receivable	5,857	5,748
Other real estate owned, net	4,441	4,744
Intangible assets and goodwill	6,685	7,223
Bank-owned life insurance	22,097	21,797
Other assets	10,122	7,767
Total assets	$1,148,271	$1,154,731

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$157,983	$150,744
Interest-bearing demand deposits	526,749	533,641
Savings deposits	86,354	81,297
Time deposits	203,070	216,746
Total deposits	974,156	982,428
Accrued interest payable	61	68
Other liabilities	6,484	5,932
Total liabilities	980,701	988,428
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,954,474 shares at June 30, 2015 and 6,950,474 at December 31, 2014	8,693	8,688
Retained earnings	167,764	163,287
Accumulated other comprehensive loss, net	(8,887)	(5,672)
Total stockholders' equity	167,570	166,303
Total liabilities and stockholders' equity	$1,148,271	$1,154,731

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended June 30, 2015 and 2014

(Unaudited)

	June 30,	June 30,
$ in thousands, except per share data	2015	2014
Interest Income
Interest and fees on loans	$7,673	$7,819
Interest on interest-bearing deposits	55	64
Interest on securities – taxable	1,712	1,697
Interest on securities – nontaxable	1,357	1,474
Total interest income	10,797	11,054

Interest Expense
Interest on time deposits	120	145
Interest on other deposits	931	1,150
Total interest expense	1,051	1,295
Net interest income	9,746	9,759
Provision for loan losses	355	701
Net interest income after provision for loan losses	9,391	9,058

Noninterest Income
Service charges on deposit accounts	570	607
Other service charges and fees	48	38
Credit card fees	976	961
Trust income	299	332
BOLI income	172	177
Other income	349	229
Realized securities gains, net	5	---
Total noninterest income	2,419	2,344

Noninterest Expense
Salaries and employee benefits	3,254	3,007
Occupancy and furniture and fixtures	417	417
Data processing and ATM	409	394
FDIC assessment	135	117
Credit card processing	675	665
Intangible assets amortization	269	269
Net costs of other real estate owned	46	84
Franchise taxes	322	287
Other operating expenses	863	820
Total noninterest expense	6,390	6,060
Income before income taxes	5,420	5,342
Income tax expense	1,310	1,233

Net Income	$4,110	$4,109
Basic net income per common share	$0.59	$0.59
Fully diluted net income per common share	$0.59	$0.59
Weighted average number of common shares outstanding – basic	6,952,540	6,947,974
Weighted average number of common shares outstanding – diluted	6,956,039	6,960,683
Dividends declared per common share	$0.53	$0.55

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended June 30, 2015 and 2014

(Unaudited)

	June 30,	June 30,
$ in thousands	2015	2014
Net Income	$4,110	$4,109

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gains (losses) on available for sale securities net of tax of ($3,048) and $1,664 for the periods ended June 30, 2015 and 2014, respectively	(5,665)	3,091
Reclassification adjustment for gains included in net income, net of tax of ($2) for the period ended June 30, 2015	(3)	---
Other comprehensive income (loss), net of tax of ($3,050) and $1,664 for the periods ended June 30, 2015 and 2014, respectively	(5,668)	3,091
Total Comprehensive Income (Loss)	$(1,558)	$7,200

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Six Months Ended June 30, 2015 and 2015

(Unaudited)

	June 30,	June 30,
$ in thousands, except per share data	2015	2014
Interest Income
Interest and fees on loans	$15,322	$15,754
Interest on interest-bearing deposits	119	129
Interest on securities – taxable	3,446	3,350
Interest on securities – nontaxable	2,743	2,974
Total interest income	21,630	22,207

Interest Expense
Interest on time deposits	248	298
Interest on other deposits	1,890	2,312
Total interest expense	2,138	2,610
Net interest income	19,492	19,597
Provision for loan losses	556	804
Net interest income after provision for loan losses	18,936	18,793

Noninterest Income
Service charges on deposit accounts	1,105	1,199
Other service charges and fees	119	103
Credit card fees	1,871	1,758
Trust income	588	625
BOLI income	342	352
Other income	631	506
Realized securities gains, net	3	1
Total noninterest income	4,659	4,544

Noninterest Expense
Salaries and employee benefits	6,326	6,006
Occupancy and furniture and fixtures	869	857
Data processing and ATM	843	757
FDIC assessment	270	264
Credit card processing	1,285	1,214
Intangible assets amortization	538	538
Net costs of other real estate owned	517	161
Franchise taxes	630	566
Other operating expenses	1,820	1,879
Total noninterest expense	13,098	12,242
Income before income taxes	10,497	11,095
Income tax expense	2,421	2,582

Net Income	$8,076	$8,513
Basic net income per common share	$1.16	$1.23
Fully diluted net income per common share	$1.16	$1.22
Weighted average number of common shares outstanding – basic	6,951,513	6,947,974
Weighted average number of common shares outstanding – diluted	6,955,093	6,962,274
Dividends declared per common share	$0.53	$0.55

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Six Months Ended June 30, 2015 and 2014

(Unaudited)

	June 30,	June 30,
$ in thousands	2015	2014
Net Income	$8,076	$8,513

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gains (losses) on available for sale securities net of tax of ($1,728) and $3,345 for the periods ended June 30, 2015 and 2014, respectively	(3,213)	6,213
Reclassification adjustment for gains included in net income, net of tax of ($1) for the period ended June 30, 2015 and $0 for the period ended June 30, 2014	(2)	(1)
Other comprehensive income (loss), net of tax of ($1,729) and $3,345 for the periods ended June 30, 2015 and 2014, respectively	(3,215)	6,212
Total Comprehensive Income	$4,861	$14,725

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six Months June 30, 2015 and 2014

(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2013	$8,685	$154,171	$(16,964)	$145,892
Net income	---	8,513	---	8,513
Dividends $0.55 per share	---	(3,821)	---	(3,821)
Other comprehensive income, net of tax of $3,345	---	---	6,212	6,212
Balances at June 30, 2014	$8,685	$158,863	$(10,752)	$156,796

Balances at December 31, 2014	$8,688	$163,287	$(5,672)	$166,303
Net income	---	8,076	---	8,076
Dividends $0.53 per share	---	(3,686)	---	(3,686)
Exercise of stock options	5	87		92
Other comprehensive (loss), net of tax of ($1,729)	---	---	(3,215)	(3,215)
Balances at June 30, 2015	$8,693	$167,764	$(8,887)	$167,570

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2015 and 2014

(Unaudited)

	June 30,	June 30,
$ in thousands	2015	2014
Cash Flows from Operating Activities
Net income	$8,076	$8,513
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	556	804
Depreciation of bank premises and equipment	376	355
Amortization of intangibles	538	538
Amortization of premiums and accretion of discounts, net	60	74
Losses on disposal of premises and equipment	6	94
Gains on sales and calls of securities available for sale, net	(3)	---
Gains on calls of securities held to maturity, net	---	(1)
Losses and write-downs on other real estate owned, net	392	23
Increase in cash value of bank-owned life insurance	(300)	(310)
Net change in:
Loans held for sale	(562)	893
Accrued interest receivable	(109)	151
Other assets	(626)	(1,366)
Accrued interest payable	(7)	(21)
Other liabilities	552	(461)
Net cash provided by operating activities	8,949	9,286

Cash Flows from Investing Activities
Net change interest-bearing deposits	18,730	(8,046)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	32,342	3,828
Proceeds from calls, principal payments and maturities of securities held to maturity	5,682	6,342
Purchases of securities available for sale	(32,957)	(7,974)
Purchases of securities held to maturity	---	(5,381)
Net change in restricted stock	(40)	325
Purchases of loan participations	---	---
Collections of loan participations	1,943	1,373
Loan originations and principal collections, net	(24,814)	(1,165)
Proceeds from sale of other real estate owned	531	234
Recoveries on loans charged off	88	184
Proceeds from sale and purchases of premises and equipment, net	(129)	22
Net cash provided by (used in) investing activities	1,376	(10,258)

Cash Flows from Financing Activities
Net change in time deposits	(13,676)	(10,532)
Net change in other deposits	5,404	17,959
Cash dividends paid	(3,686)	(3,821)
Stock options exercised	92	---
Net cash provided by (used in) financing activities	(11,866)	3,606
Net change in cash and due from banks	(1,541)	2,634
Cash and due from banks at beginning of period	12,894	13,283
Cash and due from banks at end of period	$11,353	$15,917

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$2,145	$2,631
Income taxes paid	2,560	2,922

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$776	$1,244
Loans transferred to other real estate owned	620	838
Unrealized net gains (losses) on securities available for sale	(4,944)	9,557

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2014 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note 2: Stock-Based Compensation

The Company’s 1999 Stock Option Plan was terminated on March 9, 2009. Incentive stock options were granted annually to key employees of NBI and its subsidiaries from 1999 to 2005 and none have been granted since 2005. All of the stock options are vested.

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	20,500	$23.00
Exercised	(4,000)	23.00
Forfeited or expired	---	---
Outstanding June 30, 2015	16,500	$23.00	0.359	$103
Exercisable at June 30, 2015	16,500	$23.00	0.359	$103

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	46,000	$23.96
Exercised	(2,500)	23.00
Forfeited or expired	(23,000)	24.93
Outstanding December 31, 2014	20,500	$23.00	0.85	$151
Exercisable at December 31, 2014	20,500	$23.00	0.85	$151

There were 4,000 shares with an intrinsic value of $23 exercised during the six months ended June 30, 2015. There were 2,500 shares with an intrinsic value of $15 exercised in 2014.

Note 3:     Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	June 30, 2015	December 31, 2014
Real estate construction	$42,246	$45,562
Consumer real estate	146,210	147,039
Commercial real estate	323,334	310,762
Commercial non real estate	32,973	33,413
Public sector and IDA	53,383	41,361
Consumer non real estate	29,639	28,182
Gross loans	627,785	606,319
Less unearned income and deferred fees	(844)	(853)
Loans, net of unearned income and deferred fees	$626,941	$605,466

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

Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate the probability that collection will not occur when due according to the loan’s original terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “other assets especially mentioned.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair market value. Impaired loans that are not troubled debt restructures and for which fair value measurement indicates an impairment loss are designated nonaccrual. A restructured loan that maintains current status for at least six months may be in accrual status. Please refer to Note 1 of the Company’s 2014 Form 10-K, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

Troubled debt restructures impact the estimation of the appropriate level of the allowance for loan losses. If the restructuring included forgiveness of a portion of principal, the charge-off is included in the historical charge-off rates applied to the collective evaluation methodology. Further, restructured loans are individually evaluated for impairment and any amount of book value that exceeds fair value is accrued in the allowance for loan losses. TDRs that experience a payment default are examined to determine whether the default indicates collateral dependency or a decline in estimates of cash flow used in the fair value measurement. TDRs that are determined to be collateral-dependent, as well as all impaired loans that are determined to be collateral dependent, are charged down to fair value net of estimated costs to dispose. Deficiencies indicated by impairment measurements for TDRs that are not collateral dependent may be accrued in the allowance for loan losses or charged off if deemed uncollectible.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2014	$612	$1,662	$3,537	$1,475	$327	$602	$48	$8,263
Charge-offs	---	(201)	(116)	(330)	---	(129)	---	(776)
Recoveries	---	1	24	---	---	63	---	88
Provision for loan losses	(136)	375	373	(204)	159	(22)	11	556
Balance, June 30, 2015	$476	$1,837	$3,818	$941	$486	$514	$59	$8,131

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2014
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2013	$863	$1,697	$3,685	$989	$132	$576	$285	$8,227
Charge-offs	(2)	(70)	(943)	(79)	---	(150)	---	(1,244)
Recoveries	---	---	25	131	---	28	---	184
Provision for loan losses	(198)	(73)	1,023	15	146	98	(207)	804
Balance, June 30, 2014	$663	$1,554	$3,790	$1,056	$278	$552	$78	$7,971

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2014
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2013	$863	$1,697	$3,685	$989	$132	$576	$285	$8,227
Charge-offs	(2)	(222)	(1,201)	(89)	---	(346)	---	(1,860)
Recoveries	---	---	50	132	---	73	---	255
Provision for loan losses	(249)	187	1,003	443	195	299	(237)	1,641
Balance, December 31, 2014	$612	$1,662	$3,537	$1,475	$327	$602	$48	$8,263

	Allowance for Loan Losses as of June 30, 2015
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$13	$138	$	---	$	---	$	---	$	---	$151
Collectively evaluated for impairment		476	1,824	3,680		941		486		514		59	7,980
Total		$476	$1,837	$3,818		$941		$486		$514		$59	$8,131

	Allowance for Loan Losses as of December 31, 2014
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$14	$258	$10	$	---	$	---	$	---	$282
Collectively evaluated for impairment		612	1,648	3,279	1,465		327		602		48	7,981
Total		$612	$1,662	$3,537	$1,475		$327		$602		$48	$8,263

	Loans as of June 30, 2015
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$798	$13,375	$512	$	---	$	---	$	---	$14,685
Collectively evaluated for impairment		42,246	145,412	309,959	32,461		53,383		29,639		---	613,100
Total loans		$42,246	$146,210	$323,334	$32,973		$53,383		$29,639	$	---	$627,785

	Loans as of December 31, 2014
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$819	$13,624	$678	$	---	$	---	$	---	$15,121
Collectively evaluated for impairment		45,562	146,220	297,138	32,735		41,361		28,182		---	591,198
Total		$45,562	$147,039	$310,762	$33,413		$41,361		$28,182	$	---	$606,319

A summary of ratios for the allowances for loan losses follows.

	As of the Six Months Ended June 30,		For the Year Ended December 31,
	2015	2014	2014
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.30%	1.34%	1.36%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.22%	0.36%	0.27%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	June 30,		December 31,
	2015	2014	2014
Nonperforming assets:
Nonaccrual loans	$2,870	$2,335	$3,999
Restructured loans in nonaccrual	6,035	2,674	5,288
Total nonperforming loans	8,905	5,009	9,287
Other real estate owned, net	4,441	5,293	4,744
Total nonperforming assets	$13,346	$10,302	$14,031
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.11%	1.72%	2.30%
Ratio of allowance for loan losses to nonperforming loans(1)	91.31%	159.13%	88.97%

(1)     The Company defines nonperforming loans as nonaccrual loans. Loans 90 days or more past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	June 30,				December 31,
	2015		2014		2014
Loans past due 90 days or more and still accruing		$80		$266	$207
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.01%		0.04%	0.03%
Accruing restructured loans		$5,943		$6,240	$6,040
Impaired loans:
Impaired loans with no valuation allowance		$12,182		$8,155	$7,615
Impaired loans with a valuation allowance		2,503		2,989	7,506
Total impaired loans		$14,685		$11,144	$15,121
Valuation allowance		(151)		(291)	(282)
Impaired loans, net of allowance		$14,534		$10,853	$14,839
Average recorded investment in impaired loans(1)		$15,543		$11,898	$16,311
Interest income recognized on impaired loans, after designation as impaired		$172		$191	$473
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)      Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loans that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. No interest income was recognized on nonaccrual loans for the six months ended June 30, 2015 or June 30, 2014 or for the year ended December 31, 2014.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of June 30, 2015
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$520	$493	$308	$185	$2
Residential closed-end junior liens	229	229	---	229	7
Investor-owned residential real estate	76	76	---	76	4
Commercial Real Estate(2)
Multifamily real estate	2,902	2,672	868	1,804	123
Commercial real estate, owner-occupied	4,815	4,755	4,564	191	15
Commercial real estate, other	6,035	5,948	5,948	---	---
Commercial Non Real Estate(2)
Commercial and Industrial	512	512	494	18	---
Total	$15,089	$14,685	$12,182	$2,503	$151

(1)   Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)   Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2014
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$530	$503	$311	$192	$2
Residential closed-end junior liens	239	239	---	239	8
Investor-owned residential real estate	77	77	---	77	4
Commercial Real Estate(2)
Multifamily real estate	2,911	2,735	868	1,866	170
Commercial real estate, owner occupied	4,919	4,821	3,314	1,508	74
Commercial real estate, other	6,080	6,068	3,072	2,996	14
Commercial Non Real Estate(2)
Commercial and Industrial	678	678	50	628	10
Total	$15,434	$15,121	$7,615	$7,506	$282

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Six Months Ended June 30, 2015
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$499	$15
Residential closed-end junior liens	233	8
Investor-owned residential real estate	76	2
Commercial Real Estate(2)
Multifamily real estate	2,678	---
Commercial real estate, owner occupied	5,565	57
Commercial real estate, other	5,974	86
Commercial Non Real Estate(2)
Commercial and Industrial	518	4
Total	$15,543	$172

(1)   Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)   Only classes with impaired loans are shown.

	For the Six Months Ended June 30, 2014
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	452	13
Residential closed-end junior liens	254	8
Investor-owned residential real estate	81	2
Commercial Real Estate(2)
Multifamily real estate	2,821	---
Commercial real estate, owner occupied	5,032	77
Commercial real estate, other	3,140	89
Commercial Non Real Estate(2)
Commercial and Industrial	95	2
Consumer Non Real Estate(2)
Automobile	23	---
Total	$11,898	$191

(1)   Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)   Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2014
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	555	31
Residential closed-end junior liens	249	16
Investor-owned residential real estate	77	5

Commercial Real Estate(2)
Multifamily real estate	2,773	---
Commercial real estate, owner occupied	5,836	203
Commercial real estate, other	6,114	175

Commercial Non Real Estate(2)
Commercial and Industrial	707	43
Total	$16,311	$473

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

An analysis of past due and nonaccrual loans follows.

June 30, 2015
	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction, other	$	---	$	---	$	---	$	---
Consumer Real Estate(1)
Equity lines		67		---		---		---
Residential closed-end first liens		972		67		67		4
Residential closed-end junior liens		66		---		---		---
Investor-owned residential real estate		71		---		---		13
Commercial Real Estate(1)
Multifamily real estate		837		868		---		2,672
Commercial real estate, owner-occupied		637		1,569		---		2,805
Commercial real estate, other		807		---		---		2,921
Commercial Non Real Estate(1)
Commercial and Industrial		---		442		---		490
Consumer Non Real Estate(1)
Credit cards		4		8		8		---
Automobile		147		3		3		---
Other consumer loans		52		2		2		---
Total		$3,660		$2,959		$80		$8,905

(1)   Only classes with past-due or nonaccrual loans are shown.

An analysis of past due and nonaccrual loans follows.

December 31, 2014
	30 – 89 Days Past Due	90 or More Days Past Due	90 or More Days Past Due and Still Accruing	Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction, other	28	---	---	---
Consumer Real Estate(1)
Equity Lines	25	---	---	---
Residential closed-end first liens	719	185	80	105
Residential closed-end junior liens	74	1	1	---
Investor-owned residential real estate	336	45	---	59
Commercial Real Estate(1)
Multifamily real estate	850	868	---	2,735
Commercial real estate, owner occupied	---	1,066	102	2,573
Commercial real estate, other	---	70	---	3,066
Commercial Non Real Estate(1)
Commercial and Industrial	153	43	---	749
Consumer Non Real Estate(1)
Credit cards	3	4	4	---
Automobile	205	20	20	---
Other consumer loans	54	---	---	---
Total	$2,447	$2,302	$207	$9,287

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

Determination of risk grades was completed for the portfolio as of June 30, 2015 and December 31, 2014.

The following displays collectively-evaluated loans by credit quality indicator.

June 30, 2015

	Pass	Special Mention	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$11,564	$3,860	$1,196
Construction, other	25,626	---	---
Consumer Real Estate
Equity lines	16,287	---	116
Closed-end first liens	78,556	1,173	970
Closed-end junior liens	4,431	55	66
Investor-owned residential real estate	41,986	887	885
Commercial Real Estate
Multifamily residential real estate	77,752	1,363	1,830
Commercial real estate owner-occupied	127,913	1,707	1,894
Commercial real estate, other	95,540	1,960	---
Commercial Non Real Estate
Commercial and Industrial	30,393	479	1,589
Public Sector and IDA
States and political subdivisions	53,383	---	---
Consumer Non Real Estate
Credit cards	5,675	---	---
Automobile	11,666	114	48
Other consumer	12,109	23	4
Total	$592,881	$11,621	$8,598

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2014

	Pass	Special Mention (Excluding Impaired)		Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$14,222	$	---	$2,265
Construction, other	29,047		---	28
Consumer Real Estate
Equity lines	15,861		59	60
Closed-end first liens	78,806		1,566	1,412
Closed-end junior liens	4,258		21	95
Investor-owned residential real estate	42,781		688	614
Commercial Real Estate
Multifamily residential real estate	73,611		1,397	850
Commercial real estate owner-occupied	125,643		202	2,855
Commercial real estate, other	90,821		1,177	582
Commercial Non Real Estate
Commercial and Industrial	31,247		97	1,390
Public Sector and IDA
States and political subdivisions	41,361		---	---
Consumer Non Real Estate
Credit cards	5,705		---	---
Automobile	11,505		93	128
Other consumer	10,745		---	6
Total	$575,613		$5,300	$10,285

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

Troubled Debt Restructurings

The Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $11,978 at June 30, 2015, $11,328 at December 31, 2014, and $8,914 at June 30, 2014. The following tables present restructurings by class that occurred during the six month period ended June 30, 2015, and the three and six month periods ended June 30, 2014. The Company did not modify any loans in troubled debt restructures during the three-month period ended June 30, 2015.

Note: Only classes with restructured loans are presented.

	Restructurings That Occurred During the Six Months Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, owner occupied	1	1,007	907
Total	1	$1,007	$907

During the six-month period ended June 30, 2015, the Company restructured one loan to provide payment relief. The restructuring provided payment relief by capitalizing interest and re-amortizing payments. The fair value measurements of the restructured loans as of June 30, 2015 resulted in no specific allocations to the allowance for loan losses.

	Restructurings That Occurred During the Three Months Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Multifamily real estate	1	2,484	2,484
Total	1	$2,484	$2,484

	Restructurings That Occurred During the Six Months Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, owner occupied	1	$184	$209
Multifamily real estate	1	2,484	2,484
Total	2	$2,668	$2,693

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

The Company analyzed its TDR portfolio for loans that defaulted during the three and six month periods ended June 30, 2015 and June 30, 2014, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. There were no restructured loans that defaulted and were modified within 12 months prior to default for the three or six month periods ended June 30, 2015 and 2014.

Note 5: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	June 30, 2015
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$200,713	$464	$8,231	$192,946
States and political subdivisions	16,481	649	---	17,130
Mortgage-backed securities	1,530	160	---	1,690
Corporate debt securities	6,991	18	386	6,623
Other securities	188	---	53	135
Total securities available for sale	$225,903	$1,291	$8,670	$218,524

	December 31, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$197,740	$973	$4,494	$194,219
States and political subdivisions	18,529	851	---	19,380
Mortgage-backed securities	1,830	184	---	2,014
Corporate debt securities	6,991	140	27	7,104
Other securities	189	---	62	127
Total securities available for sale	$225,279	$2,148	$4,583	$222,844

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type are as follows.

	June 30, 2015
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$15,914	$302	$428	$15,788
States and political subdivisions	138,001	5,133	1,838	141,296
Mortgage-backed securities	373	47	---	420
Corporate debt securities	1,416	6	1	1,421
Total securities held to maturity	$155,704	$5,488	$2,267	$158,925

	December 31, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$18,922	$350	$245	$19,027
States and political subdivisions	140,702	6,823	727	146,798
Mortgage-backed securities	415	51	---	466
Corporate debt securities	1,413	1	2	1,412
Total securities held to maturity	$161,452	$7,225	$974	$167,703

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	June 30, 2015
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$81,425	$2,993	$88,618	$5,666
States and political subdivisions	27,353	965	9,509	873
Corporate debt securities	4,882	386	200	1
Other securities	---	---	189	53
Total	$113,660	$4,344	$98,516	$6,593

	December 31, 2014
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$6,964	$30	$156,149	$4,709
States and political subdivisions	1,222	35	19,818	692
Corporate debt securities	450	2	1,948	27
Other securities	---	---	127	62
Total	$8,636	$67	$178,042	$5,490

The Company had 245 securities with a fair value of $212,176 that were temporarily impaired at June 30, 2015.  The total unrealized loss on these securities was $10,937. Of the temporarily impaired total, 111 securities with a fair value of $98,516 and an unrealized loss of $6,593 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at June 30, 2015 for the reasons set out below.

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

Restricted stock. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at June 30, 2015, management did not determine any impairment.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

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

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on the Company’s consolidated financial statements.

Note 7: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Six Months Ended June 30,
	2015	2014
Service cost	$310	$262
Interest cost	334	332
Expected return on plan assets	(584)	(556)
Amortization of prior service cost	(54)	(54)
Recognized net actuarial loss	208	130
Net periodic benefit cost	$214	$114

2015 Plan Year Employer Contribution

For the six months ended June 30, 2015, the Company is not required to make a minimum contribution and has elected not to make a contribution to the Plan.

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

		Fair Value Measurements at June 30, 2015 Using
Description	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$192,946	$	---	$192,946	$	---
States and political subdivisions	17,130		---	17,130		---
Mortgage-backed securities	1,690		---	1,690		---
Corporate debt securities	6,623		---	6,623		---
Other securities	135		---	135		---
Total securities available for sale	$218,524	$	---	$218,524	$	---

		Fair Value Measurements at December 31, 2014 Using
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$194,219	$	---	$194,219	$	---
States and political subdivisions	19,380		---	19,380		---
Mortgage-backed securities	2,014		---	2,014		---
Corporate debt securities	7,104		---	7,104		---
Other securities	127		---	127		---
Total securities available for sale	$222,844	$	---	$222,844	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets offer at the report date for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2015 or December 31, 2014.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected when due according to the contractual terms of the loan agreement. Troubled debt restructurings are impaired loans. Impaired loans are measured at fair value on a nonrecurring basis. If an individually-evaluated impaired loan’s balance exceeds fair value, the amount is allocated to the allowance for loan losses. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at June 30, 2015 and at December 31, 2014.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2015	Impaired loans net of valuation allowance	$2,352	$	---	$	---	$2,352
December 31, 2014	Impaired loans net of valuation allowance	7,224		---		---	7,224

The following tables present information about Level 3 Fair Value Measurements for June 30, 2015 and December 31, 2014.

June 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Market rate for borrower (discount rate)	5.88%	–	9.50% (6.22%)

December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Discount rate	5.88%	-	9.50% (6.15%)
Impaired loans	Discounted appraised value	Selling cost(1)		10%(2)

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2015	Other real estate owned net of valuation allowance	$4,441	$	---	$	---	$4,441
December 31, 2014	Other real estate owned net of valuation allowance	4,744		---		---	4,744

The following tables present information about Level 3 Fair Value Measurements for June 30, 2015 and December 31, 2014.

June 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0%(1)	–	10% (5.82%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	–	55.91% (17.33%)

December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0%(1)	-	11% (8.60%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	-	48.77% (20.81%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at June 30, 2015 and December 31, 2014, and, as such, the related fair values have not been estimated.

The estimated fair values and related carrying amounts of the Company’s financial instruments follow.

	June 30, 2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$11,353		$11,353	$	---	$	---
Interest-bearing deposits	83,818		83,818		---		---
Securities	374,228		---		377,449		---
Restricted securities	1,129		---		1,129		---
Loans held for sale	853		---		853		---
Loans, net	618,810		---		---		632,072
Accrued interest receivable	5,857		---		5,857		---
Bank-owned life insurance	22,097		---		22,097		---
Financial Liabilities:
Deposits	$974,156	$	---		$771,086		$208,182
Accrued interest payable	61		---		61		---

	December 31, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,894		$12,894	$	---	$	---
Interest-bearing deposits	102,548		102,548		---		---
Securities	384,296		---		390,547		---
Restricted securities	1,089		---		1,089		---
Loans held for sale	291		---		291		---
Loans, net	597,203		---		---		633,063
Accrued interest receivable	5,748		---		5,748		---
Bank-owned life insurance	21,797		---		21,797		---
Financial Liabilities:
Deposits	$982,428	$	---		$765,682		$216,469
Accrued interest payable	68		---		68		---

Note 9: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2013	$(14,011)	$(2,953)	$(16,964)
Unrealized holding losses on available for sale securities net of tax of $3,345	6,212	---	6,212
Reclassification adjustment for gains included in net income, net of tax of $0	---	---	---
Balance at June 30, 2014	$(7,799)	$(2,953)	$(10,752)

Balance at December 31, 2014	$(1,582)	$(4,090)	$(5,672)
Unrealized holding gains (losses) on available for sale securities net of tax of ($1,728)	(3,213)	---	(3,213)
Reclassification adjustment for gains included in net income, net of tax of ($1)	(2)	---	(2)
Balance at June 30, 2015	$(4,797)	$(4,090)	$(8,887)

The following provides information regarding reclassifications out of accumulated comprehensive income for the three month and six month periods ended June 30, 2015 and June 30, 2014.

	3 Months Ended			6 Months Ended
	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Reclassifications out of unrealized gains and losses on available-for-sale securities:
Realized securities gains, net	$(5)	$	---	$(3)	$(1)
Income taxes	(2)		---	(1)	---
Realized gains on available-for-sale securities, net of tax, reclassified out of accumulated other comprehensive income	$(3)	$	---	$(2)	$(1)

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

The national economy and the Company’s market area have experienced a slow recovery since the economic recession of 2008 and 2009. Unemployment rates have slowly improved since the peak of the recession, but are still higher than pre-recession levels. If the economic recovery wavers or reverses, it is likely that unemployment will continue at higher-than-normal levels or rise and that other economic indicators will negatively impact the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the State as a result of the recession could also negatively impact employment. This could lead to a higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. A slow economic recovery could have an adverse effect on all financial institutions, including the Company.

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

Probable losses are accrued through two calculations, individual evaluation of impaired loans and collective evaluation of the remainder of the portfolio. Impaired loans are larger non-homogeneous loans for which there is a probability that collection will not occur according to the loan terms, as well as loans whose terms have been modified in a troubled debt restructuring. Impaired loans that are not TDR’s with an estimated impairment loss are placed on nonaccrual status. TDR’s with an impairment loss may accrue interest if they have demonstrated six months of timely payment performance.

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

The estimate of the allowance for June 30, 2015 considered market and portfolio conditions during the first six months of 2015 as well as the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended June 30, 2015. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 4 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Overview

National Bankshares, Inc. (“NBI”) is a financial holding company incorporated under the laws of Virginia. Located in southwest Virginia, NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg (“NBB” or “the Bank”) and National Bankshares Financial Services, Inc. (“NBFS”). NBB, which does business as National Bank from twenty-six office locations, is a community bank. NBB is the source of nearly all of the Company’s revenue. NBFS does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

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

Underwriting decisions are based upon an analysis of the economic viability of the collateral and creditworthiness of the borrower. The Bank obtains appraisals from qualified certified independent appraisers to establish the value of collateral properties. The property’s projected net cash flows compared to the debt service requirement (the “debt service coverage ratio” or “DSC” ratio) is required to be 110% or greater, and is computed after deduction for a vacancy factor and property expenses, as appropriate. Borrower cash flow may be supplemented by a personal guarantee from the principal(s) of the borrower, and guarantees from other parties. The Bank requires title insurance, fire, and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect the security interest in the underlying property. In addition, the Bank may employ stress testing techniques to determine repayment ability in a changing rate environment before granting loan approval.

Construction loans are underwritten against projected cash flows from rental income, business and/or personal income from an owner-occupant or the sale of the property to an end-user. Associated risks may be mitigated by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements, and pre-sale contracts or pre-lease agreements.

The Bank offers a variety of first mortgage and junior lien loans secured by 1-4 family residences to individuals within our markets. Credit decisions are primarily based on loan-to-value (“LTV”) ratios, debt-to-income (“DTI”) ratios, liquidity, net worth, and DSC ratios. Income and financial information is obtained from personal tax returns, personal financial statements, credit reports and employment documentation. A maximum LTV ratio of 80% is generally required, although higher levels are permitted. The debt-to-income ratio is limited to 43% of gross income.

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

Performance Summary

The following table presents the Company’s key performance ratios for the six months ended June 30, 2015 and the year ended December 31, 2014. The measures for June 30, 2015 are annualized, except for basic earnings per share and fully diluted earnings per share.

	June 30, 2015	December 31, 2014
Return on average assets	1.41%	1.51%
Return on average equity	9.55%	10.72%
Basic earnings per share	$1.16	$2.43
Fully diluted earnings per share	$1.16	$2.43
Net interest margin (1)	3.92%	4.01%
Noninterest margin (2)	1.48%	1.38%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined 10 basis points for the six months ended June 30, 2015, compared with the year ended December 31, 2014. The annualized return on average equity decreased 117 basis points for the same period.

The annualized net interest margin was 3.92% for the six months ended June 30, 2015, down 9 basis points from the 4.01% reported for the year ended December 31, 2014. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.

The annualized noninterest margin increased 10 basis points from the year ended December 31, 2014. Please refer to the discussion under noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	June 30, 2015	December 31, 2014	Percent Change
Interest-bearing deposits	$83,818	$102,548	(18.26)%
Securities, at carrying value	375,357	385,385	(2.60)%
Loans, net	618,810	597,203	3.62%
Deposits	974,156	982,428	(0.84)%
Total assets	1,148,271	1,154,731	(0.56)%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	June 30, 2015	June 30, 2014	December 31, 2014
Nonperforming loans	$8,905	$5,009	$9,287
Loans past due 90 days or more, and still accruing	80	266	207
Other real estate owned	4,441	5,293	4,744
Allowance for loan losses to loans	1.30%	1.34%	1.36%
Net charge-off ratio	0.22%	0.36%	0.27%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.11%	1.72%	2.30%
Ratio of allowance for loan losses to nonperforming loans	91.31%	159.13%	88.97%

The Company’s risk analysis determined an allowance for loan losses of $8,131 at June 30, 2015, a decrease from $8,263 at December 31, 2014 and a slight increase from $7,971 at June 30, 2014. The provision for the six months ended June 30, 2015 was $556, a decline from $804 for the same period in 2014. The ratio of allowance for loan losses to loans is 1.30% as of June 30, 2015, compared with 1.36% December 31, 2014 and 1.34% at June 30, 2014. The decline in the ratio of the allowance for loan losses to loans was primarily driven by improvements in the net charge-off ratio, the percentage of nonaccrual loans to total loans and certain economic factors. The improvements resulted in a positive effect on the ratio of the allowance for loan losses to total loans, partially offset by an increase in the percentage of criticized loans to total loans and an increase in loans past due 30-89 days as a percentage of total loans, as well as a decline in certain economic factors.

Asset quality indicators that improved from December 31, 2014 include the net charge-off ratio, the percentage of loans 90 days past due, and the percentage of nonaccrual loans. The net charge-off percentage improved from 0.27% for the year ended December 31, 2014 to 0.22% for the six months ended June 30, 2015. The percentage of loans 90 days past due and still accruing improved from 0.03% at December 31, 2014 and 0.04% at June 30, 2014 to 0.01% at June 30, 2015. Nonaccrual loans as a percentage of total loans improved from 1.53% at December 31, 2014 to 1.42% at June 30, 2015.

Asset quality indicators that worsened from December 31, 2014 include an increase in the level of criticized loans and loans past due 30-89 days. Criticized loans as a percentage of total loans increased to 5.22% at June 30, 2015, compared with 5.01% at December 31, 2014. The ratio of loans past due 30-89 days to total loans was at 0.58% at June 30, 2015, an increase from 0.40% December 31, 2014.

Economic factors were analyzed to determine their impact on the credit risk of the loan portfolio. Within the Company’s market area, residential vacancy rates indicated a slight improvement, while inventory of new and existing homes, personal and business bankruptcy rates, and unemployment rates all worsened. Other factors including competition, legal and regulatory environments, lending policies and the interest rate environment remained at similar levels to the previous quarter.

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

The following table discloses the other real estate owned in physical possession and in process at reporting date:

Other Real Estate Owned(1)	June 30, 2015	June 30, 2014	December 31, 2014
Real estate construction	$3,214	$3,709	$3,599
Consumer real estate	357	87	67
Commercial real estate	870	1,497	1,078
Total other real estate owned	$4,441	$5,293	$4,744
Other real estate owned in process	$93	$1,171	$1,260

(1)	Net of valuation allowance.

Other real estate owned decreased $303 from December 31, 2014 and $852 from June 30, 2014. As of June 30, 2015, total residential properties approximating $93 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

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

The Company tracks modifications to assist in identifying troubled debt restructurings. The majority of modifications granted during the first six months of 2015 and 2014 were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings for the first half of 2015 and 2014 follows:

Six Months Ended June 30, 2015
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	49	$24,434
Payment extensions for less than 3 months	50	1,811
Maturity date extensions of more than 3 months and up to 6 months	114	13,060
Maturity date extensions of more than 6 months and up to 12 months	130	6,428
Maturity date extensions of more than 12 months	3	285
Advances on non-revolving loans or capitalization	1	538
Change in amortization term or method	4	573
Renewal of expired Home Equity Line of Credit loans for additional 10 years	15	445
Renewal of single-payment notes	119	2,302
Total modifications that do not constitute TDRs	485	$49,876

Six Months Ended June 30, 2014
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	37	$16,710
Payment extensions for less than 3 months	87	2,285
Maturity date extensions of more than 3 months and up to 6 months	116	40,769
Maturity date extensions of more than 6 months and up to 12 months	116	6,222
Maturity date extensions of more than 12 months	96	1,336
Change in amortization term or method	21	3,799
Renewal of expired Home Equity Line of Credit loans for additional 10 years	20	360
Renewal of single-payment notes	142	2,936
Total modifications that do not constitute TDRs	548	$74,417

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

The Company recognizes that the current economy, elevated levels of unemployment and depressed real estate values have resulted in financial difficulties for some customers. The Company has restructured loan terms for certain qualified financially distressed borrowers who have agreed to work in good faith and have demonstrated the ability to make the restructured payments in order to avoid a foreclosure. All TDR loans are individually evaluated for impairment for purposes of determining the allowance for loan losses. TDR loans that do not demonstrate current payments for at least six months are maintained as nonaccrual until the borrower demonstrates sustained repayment history under the restructured terms and continued repayment is not in doubt. Otherwise, interest income is recognized using a cost recovery method.

The Company’s TDRs were $11,978 at June 30, 2015, an increase from $11,328 at December 31, 2014. Accruing TDR loans amounted to $5,943 at June 30, 2015 and $6,040 at December 31, 2014. TDRs with a current payment history with at least six months may accrue interest.

	TDR Status as of June 30, 2015
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due		Nonaccrual
Consumer real estate	$798	$765	$33	$	---	$	---
Commercial real estate	11,162	5,127	---		---		6,035
Commercial non real estate	18	18	---		---		---
Total TDR Loans	$11,978	$5,910	$33	$	---		$6,035

	TDR Status as of December 31, 2014
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due	Nonaccrual
Consumer real estate	$819	$786	$	---	$33	$	---
Commercial real estate	10,480	5,192		---	---		5,288
Commercial non real estate	29	29		---	---		---
Total TDR Loans	$11,328	$6,007	$	---	$33		$5,288

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. During the first six months of 2015, the Company modified in a troubled debt restructure one loan with a post-modification balance of $907. During the first six months of 2014, the Company modified in troubled debt restructures two loans with post-modification balances totaling $2,693. Please refer to Note 4 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the six months ended June 30, 2015 and 2014 follows:

	June 30, 2015			June 30, 2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$614,757	$15,644	5.13%	$591,626	$16,024	5.46%
Taxable securities (5)	236,565	3,446	2.94%	209,754	3,350	3.22%
Nontaxable securities (1)(5)(6)	149,058	4,249	5.75%	160,654	4,605	5.78%
Interest-bearing deposits	95,314	119	0.25%	102,698	129	0.25%
Total interest-earning assets	$1,095,694	$23,458	4.32%	$1,064,732	$24,108	4.57%
Interest-bearing liabilities:
Interest-bearing demand deposits	$524,055	$1,479	0.57%	$497,574	$1,820	0.74%
Savings deposits	84,684	17	0.04%	77,510	18	0.05%
Time deposits	210,742	642	0.61%	237,113	772	0.66%
Total interest-bearing liabilities	$819,481	$2,138	0.53%	$812,197	$2,610	0.65%
Net interest income and interest rate spread		$21,320	3.79%		$21,498	3.92%
Net yield on average interest-earning assets			3.92%			4.07%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the six-month periods presented.
(2)	Included in interest income are loan fees of $363 and $288 for the six months ended June 30, 2015 and 2014, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes mortgage loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The net interest margin for the six months ended June 30, 2015 decreased 15 basis points from the six months ended June 30, 2014. The decrease in interest rate spread was driven by a decline in the yield on earning assets of 25 basis points offset by a decline in the cost of interest-bearing liabilities of 12 basis points. Both loans and securities experienced a decline in yields. The 33 basis point decline in the yield on loans stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The yield on taxable securities was 28 basis points lower for the six months ended June 30, 2015, when compared with the same period in 2014, while the yield on nontaxable securities declined 3 basis points over the same period. The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments. The decline in the cost of interest-bearing liabilities came mainly from a 5 basis points reduction in the cost of time deposits and a 17 basis point reduction in interest-bearing demand deposits when the six month periods ended June 30, 2015 and June 30, 2014 are compared. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The provision for loan losses for the six month period ended June 30, 2015 was $556, compared with $804 for the six months ended June 30, 2014. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at June 30, 2015 was 1.30%, which compares to 1.36% at December 31, 2014. The net charge-off ratio was 0.22% for the six months ended June 30, 2015 and 0.27% for the year ended December 31, 2014. See “Asset Quality” for additional information.

Noninterest Income

	Six Months Ended
	June 30, 2015	June 30, 2014	Percent Change
Service charges on deposits	$1,105	$1,199	(7.84)%
Other service charges and fees	119	103	15.53%
Credit card fees	1,871	1,758	6.43%
Trust fees	588	625	(5.92)%
BOLI income	342	352	(2.84)%
Other income	631	506	24.70%
Realized securities gains (losses), net	3	1	200.00%

Service charges on deposit accounts for the six months ended June 30, 2015 decreased when compared with the same period in 2014, while other service charges and fees increased. Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Service charges on deposits and other service charges and fees are subject to normal business fluctuation and are not due to changes in fee structure.

Credit card fees for the six months of 2015 increased $113, or 6.43%, when compared with the same period last year. The increase stemmed from a change in vendors that resulted in more favorable fee income, as well as a higher volume of merchant transactions and credit card fees.

Income from trust fees decreased $37 from the $625 earned in the same period of 2014. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income decreased $10 from June 30, 2014 to June 30, 2015.

Other income includes net gains from the sales of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the six months ended June 30, 2015 increased $125 when compared with the six months ended June 30, 2014 primarily due to a vendor signing incentive. These areas fluctuate with market conditions and because of competitive factors.

Net realized securities gains for the six months ended June 30, 2015 were $3, compared with a gain of $1 for the same period in 2014. Net realized securities gains and losses are market driven and have resulted from calls and sales of securities.

Noninterest Expense

	Six Months Ended
	June 30, 2015	June 30, 2014	Percent Change
Salaries and employee benefits	$6,326	$6,006	5.33%
Occupancy, furniture and fixtures	869	857	1.40%
Data processing and ATM	843	757	11.36%
FDIC assessment	270	264	2.27%
Credit card processing	1,285	1,214	5.85%
Intangibles amortization	538	538	---
Net costs of other real estate owned	517	161	221.12%
Franchise taxes	630	566	11.31%
Other operating expenses	1,820	1,879	(3.14)%

Total noninterest expense increased $856 or 6.99% when the six months ended June 30, 2015 are compared to the same period of 2014. Most of the increase stemmed from an increase of $356 in write downs of other real estate owned, a $320 increase in salaries and employee benefits and an increase of $86 in data processing and ATM. Changing conditions in the real estate market and the resulting change in property appraisals caused the OREO write downs. The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market.

Bank franchise tax expenses is calculated based on capital levels.

FDIC assessment expense for the six months ended June 30, 2015 increased $6 or 2.27% over the same period for 2014. The calculation is based on total assets and incorporates risk-based factors to determine the amount of the assessment.

Credit card processing expense increased by $71 from the total for the six months ended June 30, 2015. This expense is driven by volume and other factors and is subject to a degree of variability.

Other operating expense decreased $59 to $1,820 for the six months ended June 30, 2015 from $1,879 for the six months ended June 30, 2014. The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations and other expenses.

The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, with minimal change in expense between the six month periods ended June 30, 2015 and June 30, 2014.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	June 30, 2015	December 31, 2014	Percent Change
Interest-bearing deposits	$95,314	$103,320	(7.75)%
Securities available for sale and restricted stock	226,936	198,122	14.54%
Securities held to maturity	157,547	162,906	(3.29)%
Loans, net	614,079	592,944	3.56%
Total assets	1,152,732	1,120,848	2.84%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$155,637	$146,532	6.21%
Interest-bearing demand deposits	524,055	501,956	4.40%
Savings deposits	84,684	78,778	7.50%
Time deposits	210,742	230,418	(8.54)%
Stockholders’ equity	170,461	157,832	8.00%

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

Loans

	June 30, 2015	December 31, 2014	Percent Change
Real estate construction loans	$42,246	$45,562	(7.28)%
Consumer real estate loans	146,210	147,039	(0.56)%
Commercial real estate loans	323,334	310,762	4.05%
Commercial non real estate loans	32,973	33,413	(1.32)%
Public sector and IDA	53,383	41,361	29.07%
Consumer non real estate	29,639	28,182	5.17%
Less: unearned income and deferred fees	(844)	(853)	1.06%
Loans, net of unearned income	$626,941	$605,466	3.55%

The Company’s loans net of unearned income increased by $21,475 or 3.55%, from $605,466 at December 31, 2014 to $626,941 at June 30, 2015. Primary drivers of growth were Public Sector and IDA loans which increased $12,022 and commercial real estate, which increased $12,572.

The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products, reverse mortgages or loans with initial teaser rates.

Deposits

	June 30, 2015	December 31, 2014	Percent Change
Noninterest-bearing demand deposits	$157,983	$150,744	4.80%
Interest-bearing demand deposits	526,749	533,641	(1.29)%
Saving deposits	86,354	81,297	6.22%
Time deposits	203,070	216,746	(6.31)%
Total deposits	$974,156	$982,428	(0.84)%

Total deposits decreased $8,272, or 0.84% from $982,428 at December 31, 2014 to $974,156 at June 30, 2015. Increases in noninterest-bearing demand deposits totaled $7,239. These increases were offset by a decline in time deposits of $13,676, or 6.31%, when June 30, 2015 is compared with December 31, 2014. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers appear unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At June 30, 2015, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At June 30, 2015, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At June 30, 2015, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At June 30, 2015, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At June 30, 2015, the loan to deposit ratio was 64.36%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at June 30, 2015 was $167,570, an increase of $1,267 or 0.76%, from the $166,303 at December 31, 2014.

Risk based capital ratios are shown in the following table.

	Ratios at June 30, 2015	Regulatory Capital Minimum Ratios
Common Equity Tier I Capital Ratio	23.59%	4.50%
Tier I Capital Ratio	23.59%	6.00%
Total Capital Ratio	24.71%	8.00%
Leverage Ratio	14.91%	4.00%

Effective January 1, 2015 the risk-based capital ratios are calculated in compliance with Federal Reserve rules based on Basel III capital requirements. The Company’s ratios are well above the required minimums at June 30, 2015.

Beginning January 1, 2016, a capital conservation buffer of .625% will take effect. The capital conservation buffer will be gradually increased through January 1, 2019 to 2.5%. Banks will be required to maintain capital levels that meet the required minimum plus the capital conservation buffer in order to make distributions or discretionary bonus payments.

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

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. Mortgages must meet strict underwriting and documentation requirements for the sale to be completed. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of June 30, 2015. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the six months ended June 30, 2015, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at June 30, 2015. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the six months of 2015 and have not changed materially from those which were disclosed in the Company’s 2014 Form 10-K.

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

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2015 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

NATIONAL BANKSHARES, INC.

Date: August 6, 2015	/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2015	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to the Form 8-K filed on July 9, 2014)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on September 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)

*10(xiii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(xv)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(xvi)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 are formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Statements of Income for the three and six month periods ended June 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2015 and 2014; (iii)Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2015; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

*     Indicates a management contract or compensatory plan.