Form 10-Q
period 2015-09-30
NATIONAL BANKSHARES INC
filed 2015-11-05
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT   OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at October 30, 2015 6,955,974

(This report contains 60 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
$ in thousands, except per share data	2015	2014
Assets
Cash and due from banks	$12,446	$12,894
Interest-bearing deposits	90,295	102,548
Securities available for sale, at fair value	211,232	222,844
Securities held to maturity (fair value approximates $159,443 at September 30, 2015 and $167,703 at December 31, 2014)	154,644	161,452
Restricted stock, at cost	1,129	1,089
Loans held for sale	1,331	291
Loans:
Loans, net of unearned income and deferred fees	625,755	605,466
Less allowance for loan losses	(8,117)	(8,263)
Loans, net	617,638	597,203
Premises and equipment, net	9,135	9,131
Accrued interest receivable	5,659	5,748
Other real estate owned, net	4,194	4,744
Intangible assets and goodwill	6,416	7,223
Bank-owned life insurance	22,248	21,797
Other assets	7,758	7,767
Total assets	$1,144,125	$1,154,731

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$163,877	$150,744
Interest-bearing demand deposits	514,823	533,641
Savings deposits	86,659	81,297
Time deposits	197,171	216,746
Total deposits	962,530	982,428
Accrued interest payable	61	68
Other liabilities	7,142	5,932
Total liabilities	969,733	988,428
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,955,974 shares at September 30, 2015 and 6,950,474 at December 31, 2014	8,695	8,688
Retained earnings	171,996	163,287
Accumulated other comprehensive loss, net	(6,299)	(5,672)
Total stockholders' equity	174,392	166,303
Total liabilities and stockholders' equity	$1,144,125	$1,154,731

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended September 30, 2015 and 2014

(Unaudited)

	September 30,	September 30,
$ in thousands, except per share data	2015	2014
Interest Income
Interest and fees on loans	$7,676	$7,729
Interest on interest-bearing deposits	54	64
Interest on securities – taxable	1,678	1,718
Interest on securities – nontaxable	1,352	1,436
Total interest income	10,760	10,947

Interest Expense
Interest on time deposits	301	361
Interest on other deposits	708	786
Total interest expense	1,009	1,147
Net interest income	9,751	9,800
Provision for loan losses	178	356
Net interest income after provision for loan losses	9,573	9,444

Noninterest Income
Service charges on deposit accounts	571	634
Other service charges and fees	45	42
Credit card fees	972	929
Trust income	314	296
BOLI income	151	153
Other income	234	200
Realized securities gains, net	2	4
Total noninterest income	2,289	2,258

Noninterest Expense
Salaries and employee benefits	3,149	2,927
Occupancy and furniture and fixtures	436	403
Data processing and ATM	384	429
FDIC assessment	138	147
Credit card processing	701	673
Intangible assets amortization	269	269
Net costs of other real estate owned	52	98
Franchise taxes	329	307
Other operating expenses	864	862
Total noninterest expense	6,322	6,115
Income before income taxes	5,540	5,587
Income tax expense	1,341	1,324

Net Income	$4,199	$4,263
Basic net income per common share	$0.60	$0.61
Fully diluted net income per common share	$0.60	$0.61
Weighted average number of common shares outstanding – basic	6,955,126	6,948,681
Weighted average number of common shares outstanding – diluted	6,959,168	6,956,777
Dividends declared per common share	$ ---	$ ---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended September 30, 2015 and 2014

(Unaudited)

	September 30,	September 30,
$ in thousands	2015	2014
Net Income	$4,199	$4,263

Other Comprehensive Income, Net of Tax
Unrealized holding gains on available for sale securities net of tax of $1,394 and $919 for the periods ended September 30, 2015 and 2014, respectively	2,589	1,708
Reclassification adjustment for gains included in net income, net of tax of $(1) and ($1) for the periods ended September 30, 2015 and 2014, respectively	(1)	(3)
Other comprehensive income, net of tax of $1,393 and $918 for the periods ended September 30, 2015 and 2014, respectively	2,588	1,705
Total Comprehensive Income	$6,787	$5,968

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	September 30,	September 30,
$ in thousands, except per share data	2015	2014
Interest Income
Interest and fees on loans	$22,886	$23,406
Interest on interest-bearing deposits	173	193
Interest on securities – taxable	5,124	5,068
Interest on securities – nontaxable	4,095	4,410
Total interest income	32,278	33,077

Interest Expense
Interest on time deposits	943	1,133
Interest on other deposits	2,204	2,624
Total interest expense	3,147	3,757
Net interest income	29,131	29,320
Provision for loan losses	734	1,160
Net interest income after provision for loan losses	28,397	28,160

Noninterest Income
Service charges on deposit accounts	1,676	1,833
Other service charges and fees	164	145
Credit card fees	2,843	2,687
Trust income	902	921
BOLI income	451	462
Other income	977	783
Realized securities gains, net	5	5
Total noninterest income	7,018	6,836

Noninterest Expense
Salaries and employee benefits	9,433	8,890
Occupancy and furniture and fixtures	1,296	1,250
Data processing and ATM	1,230	1,189
FDIC assessment	408	411
Credit card processing	1,986	1,887
Intangible assets amortization	807	807
Net costs of other real estate owned	569	259
Franchise taxes	959	874
Other operating expenses	2,690	2,747
Total noninterest expense	19,378	18,314
Income before income taxes	16,037	16,682
Income tax expense	3,762	3,906

Net Income	$12,275	$12,776
Basic net income per common share	$1.77	$1.84
Fully diluted net income per common share	$1.76	$1.84
Weighted average number of common shares outstanding – basic	6,952,716	6,948,212
Weighted average number of common shares outstanding – diluted	6,956,689	6,960,444
Dividends declared per common share	$0.53	$0.55

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	September 30,	September 30,
$ in thousands	2015	2014
Net Income	$12,275	$12,776

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gains (losses) on available for sale securities net of tax of ($334) and $4,264 for the periods ended September 30, 2015 and 2014, respectively	(624)	7,920
Reclassification adjustment for gains included in net income, net of tax of ($2) and ($2) for the periods ended September 30, 2015 and 2014, respectively	(3)	(3)
Other comprehensive income (loss), net of tax of ($336) and $4,263 for the periods ended September 30, 2015 and 2014, respectively	(627)	7,917
Total Comprehensive Income	$11,648	$20,693

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months September 30, 2015 and 2014

(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2013	$8,685	$154,171	$(16,964)	$145,892
Net income	---	12,776	---	12,776
Dividends $0.55 per share	---	(3,821)	---	(3,821)
Exercise of stock options	3	55	---	58
Other comprehensive income, net of tax of $4,263	---	---	7,917	7,917
Balances at September 30, 2014	$8,688	$163,181	$(9,047)	$162,822

Balances at December 31, 2014	$8,688	$163,287	$(5,672)	$166,303
Net income	---	12,275	---	12,275
Dividends $0.53 per share	---	(3,686)	---	(3,686)
Exercise of stock options	7	120	---	127
Other comprehensive loss, net of tax of ($336)	---	---	(627)	(627)
Balances at September 30, 2015	$8,695	$171,996	$(6,299)	$174,392

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	September 30,	September 30,
$ in thousands	2015	2014
Cash Flows from Operating Activities
Net income	$12,275	$12,776
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	734	1,160
Depreciation of bank premises and equipment	561	541
Amortization of intangibles	807	807
Amortization of premiums and accretion of discounts, net	89	109
Losses on disposal of premises and equipment	15	94
Gains on sales and calls of securities available for sale, net	(5)	(4)
Gains on calls of securities held to maturity, net	---	(1)
Losses and write-downs on other real estate owned, net	398	76
Increase in cash value of bank-owned life insurance	(451)	(462)
Originations of mortgage loans held for sale	(13,500)	(7,409)
Proceeds from sale of mortgage loans held for sale	12,654	8,074
Gains on sale of mortgage loans held for sale	(194)	(114)
Net change in:
Accrued interest receivable	89	241
Other assets	345	(252)
Accrued interest payable	(7)	(25)
Other liabilities	1,210	(163)
Net cash provided by operating activities	15,020	15,448

Cash Flows from Investing Activities
Net change interest-bearing deposits	12,253	10,445
Proceeds from calls, principal payments, sales and maturities of securities available for sale	51,620	8,774
Proceeds from calls, principal payments and maturities of securities held to maturity	6,709	7,808
Purchases of securities available for sale	(40,957)	(19,906)
Purchases of securities held to maturity	---	(6,381)
Net change in restricted stock	(40)	325
Purchases of loan participations	(402)	---
Collections of loan participations	1,964	1,513
Loan originations and principal collections, net	(23,473)	(4,030)
Proceeds from sale of other real estate owned	773	329
Recoveries on loans charged off	122	212
Proceeds from sale and purchases of premises and equipment, net	(580)	(129)
Net cash provided by (used in) investing activities	7,989	(1,040)

Cash Flows from Financing Activities
Net change in time deposits	(19,575)	(17,779)
Net change in other deposits	(323)	6,666
Cash dividends paid	(3,686)	(3,821)
Stock options exercised	127	58
Net cash used in financing activities	(23,457)	(14,876)
Net change in cash and due from banks	(448)	(468)
Cash and due from banks at beginning of period	12,894	13,283
Cash and due from banks at end of period	$12,446	$12,815

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$3,154	$3,782
Income taxes paid	3,380	3,892

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$1,002	$1,568
Loans transferred to other real estate owned	620	838
Unrealized net gains (losses) on securities available for sale	(963)	12,180

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2014 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note 2: Stock-Based Compensation

The Company’s 1999 Stock Option Plan was terminated on March 9, 2009. Incentive stock options were granted annually to key employees of NBI and its subsidiaries from 1999 to 2005 and none have been granted since 2005. All of the stock options are vested.

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	20,500	$23.00
Exercised	(5,500)	23.00
Forfeited or expired	---
Outstanding September 30, 2015	15,000	$23.00	0.107	$122
Exercisable at September30, 2015	15,000	$23.00	0.107	$122

There were 5,500 shares with an intrinsic value of $35 exercised during the nine months ended September 30, 2015. There were 2,500 shares with an intrinsic value of $15 exercised during 2014.

Note 3:     Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	September 30, 2015	December 31, 2014
Real estate construction	$44,886	$45,562
Consumer real estate	144,990	147,039
Commercial real estate	315,008	310,762
Commercial non real estate	39,255	33,413
Public sector and IDA	52,330	41,361
Consumer non real estate	30,140	28,182
Gross loans	626,609	606,319
Less unearned income and deferred fees	(854)	(853)
Loans, net of unearned income and deferred fees	$625,755	$605,466

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2014	$612	$1,662	3,537	$1,475	$327	$602	$48	$8,263
Charge-offs	---	(201)	(155)	(453)	---	(193)	---	(1,002)
Recoveries	---	1	36	1	---	84	---	122
Provision for loan losses	(77)	332	420	(153)	170	21	21	734
Balance, September 30, 2015	$535	$1,794	$3,838	$870	$497	$514	$69	$8,117

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2014
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2013	$863	$1,697	$3,685	$989	$132	$576	$285	$8,227
Charge-offs	(2)	(97)	(1,115)	(79)	---	(275)	---	(1,568)
Recoveries	---	---	33	132	---	47	---	212
Provision for loan losses	(277)	78	1,072	22	148	261	(144)	1,160
Balance, September 30, 2014	$584	$1,678	$3,675	$1,064	$280	$609	$141	$8,031

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2014
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2013	$863	$1,697	$3,685	$989	$132	$576	$285	$8,227
Charge-offs	(2)	(222)	(1,201)	(89)	---	(346)	---	(1,860)
Recoveries	---	---	50	132	---	73	---	255
Provision for loan losses	(249)	187	1,003	443	195	299	(237)	1,641
Balance, December 31, 2014	$612	$1,662	$3,537	$1,475	$327	$602	$48	$8,263

	Allowance for Loan Losses as of September 30, 2015
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$25	$119	$	---	$	---	$	---	$	---	$144
Collectively evaluated for impairment		535	1,769	3,719		870		497		514		69	7,973
Total		$535	$1,794	$3,838		$870		$497		$514		$69	$8,117

	Allowance for Loan Losses as of December 31, 2014
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$14	$258	$10	$	---	$	---	$	---	$282
Collectively evaluated for impairment		612	1,648	3,279	1,465		327		602		48	7,981
Total		$612	$1,662	$3,537	$1,475		$327		$602		$48	$8,263

	Loans as of September 30, 2015
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$973	$13,042	$997	$	---	$	---	$	---	$15,012
Collectively evaluated for impairment		44,886	144,017	301,966	38,258		52,330		30,140		---	611,597
Total loans		$44,886	$144,990	$315,008	$39,255		$52,330		$30,140	$	---	$626,609

	Loans as of December 31, 2014
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$819	$13,624	$678	$	---	$	---	$	---	$15,121
Collectively evaluated for impairment		45,562	146,220	297,138	32,735		41,361		28,182		---	591,198
Total		$45,562	$147,039	$310,762	$33,413		$41,361		$28,182	$	---	$606,319

A summary of ratios for the allowance for loan losses follows.

	As of the Nine Months Ended September 30,		For the Year Ended December 31,
	2015	2014	2014
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.30%	1.35%	1.36%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.19%	0.31%	0.27%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	September 30,		December 31,
	2015	2014	2014
Nonperforming assets:
Nonaccrual loans	$3,207	$5,366	$3,999
Restructured loans in nonaccrual	5,781	2,360	5,288
Total nonperforming loans	8,988	7,726	9,287
Other real estate owned, net	4,194	5,145	4,744
Total nonperforming assets	$13,182	$12,871	$14,031
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.09%	2.14%	2.30%
Ratio of allowance for loan losses to nonperforming loans(1)	90.31%	103.95%	88.97%

(1)     The Company defines nonperforming loans as nonaccrual loans. Loans 90 days or more past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	September 30,				December 31,
	2015		2014		2014
Loans past due 90 days or more and still accruing		$47		$485	$207
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.01%		0.08%	0.03%
Accruing restructured loans		$6,080		$5,947	$6,040
Impaired loans:
Impaired loans with no valuation allowance		$12,548		$9,223	$7,615
Impaired loans with a valuation allowance		2,464		5,964	7,506
Total impaired loans		$15,012		$15,187	$15,121
Valuation allowance		(144)		(296)	(282)
Impaired loans, net of allowance		$14,868		$14,891	$14,839
Average recorded investment in impaired loans(1)		$15,902		$15,974	$16,311
Interest income recognized on impaired loans, after designation as impaired		$267		$384	$473
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)      Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loans that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. No interest income was recognized on nonaccrual loans for the nine months ended September 30, 2015 or September 30, 2014 or for the year ended December 31, 2014.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of September 30, 2015
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$718	$675	$306	$369	$14
Residential closed-end junior liens	223	223	---	223	7
Investor-owned residential real estate	75	75	---	75	4
Commercial Real Estate(2)
Multifamily real estate	2,900	2,665	868	1,797	119
Commercial real estate, owner-occupied	4,555	4,489	4,489	---	---
Commercial real estate, other	6,013	5,888	5,888	---	---
Commercial Non Real Estate(2)
Commercial and Industrial	1,005	997	997	---	---
Total	$15,489	$15,012	$12,548	$2,464	$144

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2014
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$530	$503	$311	$192	$2
Residential closed-end junior liens	239	239	---	239	8
Investor-owned residential real estate	77	77	---	77	4
Commercial Real Estate(2)
Multifamily real estate	2,911	2,735	868	1,866	170
Commercial real estate, owner occupied	4,919	4,821	3,314	1,508	74
Commercial real estate, other	6,080	6,068	3,072	2,996	14
Commercial Non Real Estate(2)
Commercial and Industrial	678	678	50	628	10
Total	$15,434	$15,121	$7,615	$7,506	$282

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Nine Months Ended September 30, 2015
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$685	$33
Residential closed-end junior liens	231	11
Investor-owned residential real estate	76	4
Commercial Real Estate(2)
Multifamily real estate	2,670	---
Commercial real estate, owner occupied	5,302	86
Commercial real estate, other	5,924	128
Commercial Non Real Estate(2)
Commercial and Industrial	1,014	5
Total	$15,902	$267

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Nine Months Ended September 30, 2014
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$385	$19
Residential closed-end junior liens	251	12
Investor-owned residential real estate	78	4
Commercial Real Estate(2)
Multifamily real estate	2,807	---
Commercial real estate, owner occupied	5,606	153
Commercial real estate, other	6,134	164
Commercial Non Real Estate(2)
Commercial and Industrial	713	32
Consumer Non Real Estate(2)
Automobile	---	---
Total	$15,974	$384

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Year Ended December 31, 2014
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	555	31
Residential closed-end junior liens	249	16
Investor-owned residential real estate	77	5

Commercial Real Estate(2)
Multifamily real estate	2,773	---
Commercial real estate, owner occupied	5,836	203
Commercial real estate, other	6,114	175

Commercial Non Real Estate(2)
Commercial and Industrial	707	43
Total	$16,311	$473

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

An analysis of past due and nonaccrual loans follows.

September 30, 2015
	30 – 89 Days Past Due	90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction, other	$27	$	---	$	---	$	---
Consumer Real Estate(1)
Equity lines	63		---		---		---
Residential closed-end first liens	1,305		46		46		3
Residential closed-end junior liens	64		---		---
Investor-owned residential real estate	---		---		---		12
Commercial Real Estate(1)
Multifamily real estate	547		2,665		---		2,665
Commercial real estate, owner-occupied	269		1,519		---		2,542
Commercial real estate, other	59		---		---		2,883
Commercial Non Real Estate(1)
Commercial and Industrial	71		883		---		883
Consumer Non Real Estate(1)
Credit cards	9		1		1		---
Automobile	175		---		---		---
Other consumer loans	63		---		---		---
Total	$2,652		$5,114		$47		$8,988

December 31, 2014
	30 – 89 Days Past Due	90 or More Days Past Due	90 or More Days Past Due and Still Accruing	Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction, other	28	---	---	---
Consumer Real Estate(1)
Equity Lines	25	---	---	---
Residential closed-end first liens	719	185	80	105
Residential closed-end junior liens	74	1	1	---
Investor-owned residential real estate	336	45	---	59
Commercial Real Estate(1)
Multifamily real estate	850	868	---	2,735
Commercial real estate, owner occupied	---	1,066	102	2,573
Commercial real estate, other	---	70	---	3,066
Commercial Non Real Estate(1)
Commercial and Industrial	153	43	---	749
Consumer Non Real Estate(1)
Credit cards	3	4	4	---
Automobile	205	20	20	---
Other consumer loans	54	---	---	---
Total	$2,447	$2,302	$207	$9,287

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

Determination of risk grades was completed for the portfolio as of September 30, 2015 and December 31, 2014.

The following displays collectively-evaluated loans by credit quality indicator.

September 30, 2015

	Pass	Special Mention	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$10,532	$3,768	$	---
Construction, other	30,586	---		---
Consumer Real Estate
Equity lines	15,715	17		78
Closed-end first liens	78,380	464		830
Closed-end junior liens	4,653	55		63
Investor-owned residential real estate	42,283	611		868
Commercial Real Estate
Multifamily residential real estate	75,085	1,345		1,815
Commercial real estate owner-occupied	124,459	1,278		1,316
Commercial real estate, other	95,149	1,519		---
Commercial Non Real Estate
Commercial and Industrial	37,217	357		684
Public Sector and IDA
States and political subdivisions	52,330	---		---
Consumer Non Real Estate
Credit cards	5,981	---		---
Automobile	12,134	123		39
Other consumer	11,819	31		13
Total	$596,323	$9,568		$5,706

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2014

	Pass	Special Mention (Excluding Impaired)		Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$14,222	$	---	$2,265
Construction, other	29,047		---	28
Consumer Real Estate
Equity lines	15,861		59	60
Closed-end first liens	78,806		1,566	1,412
Closed-end junior liens	4,258		21	95
Investor-owned residential real estate	42,781		688	614
Commercial Real Estate
Multifamily residential real estate	73,611		1,397	850
Commercial real estate owner-occupied	125,643		202	2,855
Commercial real estate, other	90,821		1,177	582
Commercial Non Real Estate
Commercial and Industrial	31,247		97	1,390
Public Sector and IDA
States and political subdivisions	41,361		---	---
Consumer Non Real Estate
Credit cards	5,705		---	---
Automobile	11,505		93	128
Other consumer	10,745		---	6
Total	$575,613		$5,300	$10,285

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

Troubled Debt Restructurings

The Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $11,861 at September 30, 2015, $11,328 at December 31, 2014, and $8,307 at September 30, 2014. The following tables present restructurings by class that occurred during the nine month periods ended September 30, 2015 and September 30, 2014. The Company did not modify any loans in troubled debt restructures during the three-month periods ended September 30, 2015 or September 30, 2014.

Note: Only classes with restructured loans are presented.

	Restructurings That Occurred During the Nine Months Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, owner occupied	1	$994	$907
Total	1	$994	$907

During the nine-month period ended September 30, 2015, the Company restructured 1 loan to provide payment relief. The restructuring provided payment relief by reducing principal, capitalizing interest and re-amortizing payments. The restructured loan is in nonaccrual status. The fair value measurement of the restructured loan as of September 30, 2015 resulted in no specific allocations to the allowance for loan losses.

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

The Company analyzed its TDR portfolio for loans that defaulted during the three and nine month periods ended September 30, 2015 and September 30, 2014, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. There were no restructured loans that defaulted and were modified within 12 months prior to default for the three or nine month periods ended September 30, 2015 and 2014.

Note 5: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	September 30, 2015
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$190,723	$757	$4,557	$186,923
States and political subdivisions	16,348	601	---	16,949
Mortgage-backed securities	1,355	137	---	1,492
Corporate debt securities	6,015	17	300	5,732
Other securities	189	---	53	136
Total securities available for sale	$214,630	$1,512	$4,910	$211,232

	December 31, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$197,740	$973	$4,494	$194,219
States and political subdivisions	18,529	851	---	19,380
Mortgage-backed securities	1,830	184	---	2,014
Corporate debt securities	6,991	140	27	7,104
Other securities	189	---	62	127
Total securities available for sale	$225,279	$2,148	$4,583	$222,844

The amortized cost and fair value of single maturity securities available for sale at September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	September 30, 2015
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$338	$339
Due after one year through five years	37,130	37,470
Due after give years through ten years	27,571	27,537
Due after ten years	149,402	145,750
No maturity	189	136
Total securities available for sale	$214,630	$211,232

The Company holds restricted stock with the Federal Home Loan Bank and the Federal Reserve. Required ownership amounts are determined by the correspondent banks and the Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded. The Company held restricted stock of $1,129 as of September 30, 2015 and $1,089 as of December 31, 2014.

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type are as follows.

	September 30, 2015
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$14,912	$343	$216	$15,039
States and political subdivisions	137,969	5,635	1,020	142,584
Mortgage-backed securities	346	40	---	386
Corporate debt securities	1,417	18	1	1,434
Total securities held to maturity	$154,644	$6,036	$1,237	$159,443

	December 31, 2014
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$18,922	$350	$245	$19,027
States and political subdivisions	140,702	6,823	727	146,798
Mortgage-backed securities	415	51	---	466
Corporate debt securities	1,413	1	2	1,412
Total securities held to maturity	$161,452	$7,225	$974	$167,703

The amortized cost and fair value of single maturity securities held to maturity at September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	September 30, 2015
	Amortized Cost	Fair Value
Held to maturity:
Due in one year or less	$901	$909
Due after one year through five years	12,890	13,781
Due after give years through ten years	20,165	21,185
Due after ten years	120,688	123,568
Total securities held to maturity	$154,644	$159,443

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	September 30, 2015
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$62,563	$1,358	$89,871	$3,415
States and political subdivisions	19,803	415	9,774	605
Corporate debt securities	4,968	300	200	1
Other securities	---	---	136	53
Total	$87,334	$2,073	$99,981	$4,074

	December 31, 2014
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$6,964	$30	$156,149	$4,709
States and political subdivisions	1,222	35	19,818	692
Corporate debt securities	450	2	1,948	27
Other securities	---	---	127	62
Total	$8,636	$67	$178,042	$5,490

The Company had 210 securities with a fair value of $187,315 that were temporarily impaired at September 30, 2015.  The total unrealized loss on these securities was $6,147. Of the temporarily impaired total, 110 securities with a fair value of $99,981 and an unrealized loss of $4,074 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at September 30, 2015 for the reasons set out below.

U.S. Government agencies. The unrealized losses of $4,773 on US Government agency securities stemmed from 157 securities with a fair value of $152,434. The unrealized losses were caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. The Company is monitoring bond market trends and developing strategies to address unrealized losses. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

States and political subdivisions. This category’s unrealized losses of $1,020 on 45 securities with a fair value of $29,577 are primarily the result of interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Corporate. The Company’s unrealized losses of $301 on 7 corporate debt securities with a fair value of $5,168 are related to interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other securities. The Company holds a small investment in community bank stock. One security with a fair value of $136 has an unrealized loss of $53. The value of this investment has been negatively affected by market conditions. Because the Company does not intend to sell this investment before recovery of its amortized cost basis, the Company does not consider this investment to be other-than-temporarily impaired.

Restricted stock. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2015, management did not determine any impairment.

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

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient.” The amendments within this ASU are in 3 parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts 1 and 2 of this ASU are effective on a retrospective basis and Part 3 is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact that ASU 2015-12 will have on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The Company does not expect the adoption of ASU 2015-15 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

Note 7: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Nine Months Ended September 30,
	2015	2014
Service cost	$465	$393
Interest cost	501	498
Expected return on plan assets	(876)	(834)
Amortization of prior service cost	(81)	(81)
Recognized net actuarial loss	312	195
Net periodic benefit cost	$321	$171

2015 Plan Year Employer Contribution

For the nine months ended September 30, 2015, the Company is not required to make a minimum contribution and has elected not to make a contribution to the Plan.

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

		Fair Value Measurements at September 30, 2015 Using
Description	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$186,923	$	---	$186,923	$	---
States and political subdivisions	16,949		---	16,949		---
Mortgage-backed securities	1,492		---	1,492		---
Corporate debt securities	5,732		---	5,732		---
Other securities	136		---	136		---
Total securities available for sale	$211,232	$	---	$211,232	$	---

		Fair Value Measurements at December 31, 2014 Using
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$194,219	$	---	$194,219	$	---
States and political subdivisions	19,380		---	19,380		---
Mortgage-backed securities	2,014		---	2,014		---
Corporate debt securities	7,104		---	7,104		---
Other securities	127		---	127		---
Total securities available for sale	$222,844	$	---	$222,844	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets offer at the report date for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2015 or December 31, 2014.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at September 30, 2015 and at December 31, 2014.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2015	Impaired loans net of valuation allowance	$2,320			$2,320
December 31, 2014	Impaired loans net of valuation allowance	7,224	---	---	7,224

The following tables present information about Level 3 Fair Value Measurements for September 30, 2015 and December 31, 2014.

September 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Market rate for borrower (discount rate)	5.88% - 7.25%	(6.19%)

December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Discount rate	5.88% - 9.50%	(6.15%)
Impaired loans	Discounted appraised value	Selling cost(1)	10%	(2)

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2015	Other real estate owned net of valuation allowance	$4,194			$4,194
December 31, 2014	Other real estate owned net of valuation allowance	4,744	---	---	4,744

The following tables present information about Level 3 Fair Value Measurements for September 30, 2015 and December 31, 2014.

September 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0%(1) – 11.11%	(6.04%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0% - 49.44%	(9.51%)

December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0%(1) - 11%	(8.60%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0% - 48.77%	(20.81%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at September 30, 2015 and December 31, 2014, and, as such, the related fair values have not been estimated.

The estimated fair values and related carrying amounts of the Company’s financial instruments follow.

	September 30, 2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,446		$12,446	$	---	$	---
Interest-bearing deposits	90,295		90,295		---		---
Securities	365,876		---		370,675		---
Restricted securities	1,129		---		1,129		---
Loans held for sale	1,331		---		1,331		---
Loans, net	617,638		---		---		628,160
Accrued interest receivable	5,659		---		5,659		---
Bank-owned life insurance	22,248		---		22,248		---
Financial Liabilities:
Deposits	$962,530	$	---		$765,359		$196,097
Accrued interest payable	61		---		61		---

	December 31, 2014
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,894		$12,894	$	---	$	---
Interest-bearing deposits	102,548		102,548		---		---
Securities	384,296		---		390,547		---
Restricted securities	1,089		---		1,089		---
Loans held for sale	291		---		291		---
Loans, net	597,203		---		---		633,063
Accrued interest receivable	5,748		---		5,748		---
Bank-owned life insurance	21,797		---		21,797		---
Financial Liabilities:
Deposits	$982,428	$	---		$765,682		$216,469
Accrued interest payable	68		---		68		---

Note 9: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive (Loss)
Balance at December 31, 2013	$(14,011)	$(2,953)	$(16,964)
Unrealized holding gains on available for sale securities net of tax of $4,264	7,920	---	7,920
Reclassification adjustment for gains included in net income, net of tax of ($1)	(3)	---	(3)
Balance at September 30, 2014	$(6,094)	$(2,953)	$(9,047)

Balance at December 31, 2014	$(1,582)	$(4,090)	$(5,672)
Unrealized holding losses on available for sale securities net of tax of ($334)	(624)	---	(624)
Reclassification adjustment for gains included in net income, net of tax of ($2)	(3)	---	(3)
Balance at September 30, 2015	$(2,209)	$(4,090)	$(6,299)

The following provides information regarding reclassifications out of accumulated comprehensive income (loss) for the three month and nine month periods ended September 30, 2015 and September 30, 2014.

	3 Months Ended		9 Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Reclassifications out of unrealized gains and losses on available-for-sale securities:
Realized securities gains, net	$2	$4	$5	$4
Income taxes	1	1	2	1
Realized gains on available-for-sale securities, net of tax, reclassified out of accumulated other comprehensive income	$1	$3	$3	$3

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

The estimate of the allowance for September 30, 2015 considered market and portfolio conditions during the first nine months of 2015 as well as the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended September 30, 2015. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 4 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Performance Summary

The following table presents the Company’s key performance ratios for the three and nine months ended September 30, 2015 and the year ended December 31, 2014. The measures for September 30, 2015 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Three Months Ended
	September 30, 2015	September, 2014
Return on average assets	1.46%	1.51%
Return on average equity	9.70%	10.55%
Basic earnings per share	$0.60	$0.61
Fully diluted earnings per share	$0.60	$0.61
Net interest margin (1)	3.89%	3.98%
Noninterest margin (2)	1.40%	1.37%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined 5 basis points for the three months ended September 30, 2015, compared with the three months ended September 30, 2014. The annualized return on average equity decreased 85 basis points for the same period.

The annualized net interest margin was 3.89% for the three months ended September 30, 2015, down 9 basis points from the 3.98% reported for the three months ended September 30, 2014. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.

The annualized noninterest margin increased 3 basis points from the three months ended September 30, 2014. Please refer to the discussion under noninterest expense for further information.

	Nine Months Ended September 30, 2015	Twelve Months Ended December 31, 2014
Return on average assets	1.43%	1.51%
Return on average equity	9.60%	10.72%
Basic earnings per share	$1.77	$2.43
Fully diluted earnings per share	$1.76	$2.43
Net interest margin (1)	3.90%	4.01%
Noninterest margin (2)	1.44%	1.38%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined 8 basis points for the nine months ended September 30, 2015, compared with the year ended December 31, 2014. The annualized return on average equity decreased 112 basis points for the same period.

The annualized net interest margin was 3.90% for the nine months ended September 30, 2015, down 11 basis points from the 4.01% reported for the year ended December 31, 2014. As with the three-month periods ended September 30, 2015 and September 30, 2014, the primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.

The annualized noninterest margin increased 6 basis points from the year ended December 31, 2014. Please refer to the discussion under noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	September 30, 2015	December 31, 2014	Percent Change
Interest-bearing deposits	$90,295	$102,548	(11.95)%
Securities, at carrying value	367,005	385,385	(4.77)%
Loans, net	617,638	597,203	3.42%
Deposits	962,530	982,428	(2.03)%
Total assets	1,144,125	1,154,731	(0.92)%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	September 30, 2015	September 30, 2014	December 31, 2014
Nonperforming loans	$8,988	$7,726	$9,287
Loans past due 90 days or more, and still accruing	47	485	207
Other real estate owned	4,194	5,145	4,744
Allowance for loan losses to loans	1.30%	1.35%	1.36%
Net charge-off ratio	0.19%	0.31%	0.27%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	2.09%	2.14%	2.30%
Ratio of allowance for loan losses to nonperforming loans	90.31%	103.95%	88.97%

The Company’s risk analysis determined an allowance for loan losses of $8,117 at September 30, 2015, a decrease from $8,263 at December 31, 2014 and an increase from $8,031 at September 30, 2014. The provision for the nine months ended September 30, 2015 was $734, a decline from $1,160 for the same period in 2014. The ratio of allowance for loan losses to loans is 1.30% as of September 30, 2015, compared with 1.36% December 31, 2014 and 1.35% at September 30, 2014. The decline in the ratio of the allowance for loan losses to loans was primarily driven by improvements in the net charge-off ratio, loans past due 90 days or more and still accruing, nonaccrual loans and criticized loans, as well as improvements in certain economic factors. The improvements resulted in a positive effect on the ratio of the allowance for loan losses to total loans, partially offset by an increase in loans past due 30-89 days and a decline in certain economic factors.

Asset quality indicators that improved from December 31, 2014 include the net charge-off ratio, the percentage of loans 90 days past due, the percentage of nonaccrual loans and the level of criticized loans. The net charge-off percentage improved from 0.27% for the year ended December 31, 2014 to 0.19% for September 30, 2015. The percentage of loans 90 days past due improved from 0.03% at December 31, 2014 and 0.08% at September 30, 2014 to 0.01% at September 30, 2015. Nonaccrual loans as a percentage of total loans improved from 1.53% at December 31, 2014 to 1.44% at September 30, 2015. Criticized loans as a percentage of total loans decreased to 4.49% at September 30, 2015, compared with 5.01% at December 31, 2014. These improvements were slightly offset by a small increase in the level of loans past due 30-89 days, from 0.40% of loans at December 31, 2014 to 0.42% of loans at September 30, 2015.

Economic factors were analyzed to determine their impact on the credit risk of the loan portfolio. Within the Company’s market area, inventory of new and existing homes and the unemployment rate indicated a slight improvement, while personal and business bankruptcy rates worsened. Other factors including competition, legal and regulatory environments, residential vacancy rate and the interest rate environment remained at similar levels to the previous quarter.

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

The following table discloses the other real estate owned in physical possession and in process at reporting date:

Other Real Estate Owned(1)	September 30, 2015	September 30, 2014	December 31, 2014
Real estate construction	$3,205	$3,662	$3,599
Consumer real estate	357	---	67
Commercial real estate	632	1,483	1,078
Total other real estate owned	$4,194	$5,145	$4,744
Other real estate owned in process	$151	$933	$1,260

(1)	Net of valuation allowance.

Other real estate owned decreased $550 from December 31, 2014 and $951 from September 30, 2014. As of September 30, 2015, total residential properties approximating $151 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

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

The Company tracks modifications to assist in identifying troubled debt restructurings. The majority of modifications granted during the first nine months of 2015 and 2014 were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings for the first nine months of 2015 and 2014 follows:

Nine Months Ended September 30, 2015
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	87	$53,694
Payment extensions for less than 3 months	94	2,888
Maturity date extensions of more than 3 months and up to 6 months	231	26,262
Maturity date extensions of more than 6 months and up to 12 months	264	12,684
Maturity date extensions of more than 12 months	3	285
Advances on non-revolving loans or capitalization	2	1,076
Change in amortization term or method	11	2,290
Renewal of expired Home Equity Line of Credit loans for additional 10 years	31	745
Renewal of single-payment notes	228	4,393
Total modifications that do not constitute TDRs	951	$104,317

Nine Months Ended September 30, 2014
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	57	$22,206
Payment extensions for less than 3 months	166	4,546
Maturity date extensions of more than 3 months and up to 6 months	246	69,849
Maturity date extensions of more than 6 months and up to 12 months	293	12,369
Maturity date extensions of more than 12 months	17	4,716
Change in amortization term or method	39	7,866
Renewal of expired Home Equity Line of Credit loans for additional 10 years	36	495
Renewal of single-payment notes	291	5,923
Total modifications that do not constitute TDRs	1,145	$127,970

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

The Company’s TDRs were $11,861 at September 30, 2015, an increase from $11,328 at December 31, 2014. Accruing TDR loans amounted to $6,080 at September 30, 2015 and $6,040 at December 31, 2014. TDRs with a current payment history with at least six months may accrue interest.

	TDR Status as of September 30, 2015
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Consumer real estate	$973	$973	$	---	$	---	$	---
Commercial real estate	10,874	5,093		---		---		5,781
Commercial non real estate	14	14		---		---		---
Total TDR Loans	$11,861	$6,080	$	---	$	---		$5,781

	TDR Status as of December 31, 2014
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due	Nonaccrual
Consumer real estate	$819	$786	$	---	$33	$	---
Commercial real estate	10,480	5,192		---	---		5,288
Commercial non real estate	29	29		---	---		---
Total TDR Loans	$11,328	$6,007	$	---	$33		$5,288

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. During the first nine months of 2015, the Company modified in a troubled debt restructure one loan with a post-modification balance of $907. During the first nine months of 2014, the Company modified in troubled debt restructures 2 loans with post-modification balances totaling $2,693. Please refer to Note 4 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the three and nine months ended September 30, 2015 and 2014 follows:

	Three Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$627,734	$7,855	4.96%	$592,724	$7,861	5.26%
Taxable securities (5)	229,887	1,678	2.90%	220,090	1,718	3.10%
Nontaxable securities (1)(5)(6)	147,300	2,095	5.64%	155,420	2,223	5.67%
Interest-bearing deposits	84,882	54	0.25%	100,349	64	0.25%
Total interest-earning assets	$1,089,803	$11,682	4.25%	$1,068,583	$11,866	4.41%
Interest-bearing liabilities:
Interest-bearing demand deposits	$518,881	$699	0.53%	$501,995	$778	0.61%
Savings deposits	86,701	9	0.04%	79,001	8	0.04%
Time deposits	200,073	301	0.60%	227,079	361	0.63%
Total interest-bearing liabilities	$805,655	$1,009	0.50%	$808,075	$1,147	0.56%
Net interest income and interest rate spread		$10,673	3.75%		$10,719	3.85%
Net yield on average interest-earning assets			3.89%			3.98%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the nine-month periods presented.
(2)	Included in interest income are loan fees of $117 and $111 for the three months ended September 30, 2015 and 2014, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes mortgage loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$619,142	$23,387	5.05%	$591,995	$23,807	5.38%
Taxable securities (5)	234,303	5,124	2.92%	213,238	5,068	3.18%
Nontaxable securities (1)(5)(6)	148,463	6,344	5.71%	158,890	6,828	5.75%
Interest-bearing deposits	91,791	173	0.25%	101,908	193	0.25%
Total interest-earning assets	$1,093,699	$35,028	4.28%	$1,066,031	$35,896	4.50%
Interest-bearing liabilities:
Interest-bearing demand deposits	$522,300	$2,178	0.56%	$499,064	$2,598	0.70%
Savings deposits	85,366	26	0.04%	78,013	26	0.04%
Time deposits	207,134	943	0.61%	233,731	1,133	0.65%
Total interest-bearing liabilities	$814,800	$3,147	0.52%	$810,808	$3,757	0.62%
Net interest income and interest rate spread		$31,881	3.76%		$32,139	3.88%
Net yield on average interest-earning assets			3.90%			4.03%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the nine-month periods presented.
(2)	Included in interest income are loan fees of $353 and $310 for the nine months ended September 30, 2015 and 2014, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes mortgage loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The net interest margin decreased 9 basis points for the three-month period and 13 basis points for the nine-month period ended September 30, 2015, when compared with the three and nine month periods ended September 30, 2014, respectively. The decrease in interest rate spread was driven by a decline in the yield on earning assets of 16 basis points for the three-month period and 22 basis points for the nine-month period, offset by a decline in the cost of interest-bearing liabilities of 6 basis points for the three-month period and 10 basis points for the nine-month period.

Loans and securities experienced a decline in yields. The 30 basis point decline on loans for the three-month period and 33 basis point decline for the nine-month period stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The yield on taxable securities was 20 basis points lower for the three months ended September 30, 2015 and 26 basis points lower for the nine months ended September 30, 2015, when compared with the same periods in 2014. The yield on nontaxable securities declined 3 basis points over the three-month period and 4 basis points over the 9 month period ended September 30, 2015. The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments.

For the three-month and nine-month periods ended September 30, 2015, the decline in the cost of interest-bearing liabilities came mainly from a 3 and 4 basis point, respectively, reduction in the cost of time deposits and an 8 and 14 basis point, respectively, reduction in interest-bearing demand deposits when compared with the three-month and nine-month periods ended September 30, 2014. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The provision for loan losses for the three-month and nine- month periods ended September 30, 2015 was $178 and $734, respectively, compared with $356 and $1,160 for the three and nine months, respectively, ended September 30, 2014. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at September 30, 2015 was 1.30%, which compares to 1.36% at December 31, 2014. The net charge-off ratio was 0.19% for the nine months ended September 30, 2015 and 0.27% for the year ended December 31, 2014. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	September 30, 2015	September 30, 2014	Percent Change
Service charges on deposits	$571	$634	(9.94)%
Other service charges and fees	45	42	7.14%
Credit card fees	972	929	4.63%
Trust fees	314	296	6.08%
BOLI income	151	153	(1.31)%
Other income	234	200	17.00%
Realized securities gains, net	2	4	(50.00)%

	Nine Months Ended
	September 30, 2015	September 30, 2014	Percent Change
Service charges on deposits	$1,676	$1,833	(8.57)%
Other service charges and fees	164	145	13.10%
Credit card fees	2,843	2,687	5.81%
Trust fees	902	921	(2.06)%
BOLI income	451	462	(2.38)%
Other income	977	783	24.78%
Realized securities gains, net	5	5	---

Service charges on deposit accounts for the three-month and nine-month periods ended September 30, 2015 decreased when compared with the same periods in 2014, while other service charges and fees increased. Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Service charges on deposits and other service charges and fees are subject to normal business fluctuation and are not due to changes in fee structure.

Credit card fees for the three-month and nine-month periods ended September 30, 2015 increased 4.63% and 5.81%, respectively, when compared with the same periods last year. The increase stemmed from a change in vendors that resulted in more favorable fee income, as well as a higher volume of merchant transactions and credit card fees.

Income from trust fees increased $18 or 6.08% for the three months ended September 30, 2015, compared with the three months ended September 30, 2014. For the nine-month periods ended September 30, 2015 and 2014, trust income declined $19 or 2.06%. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income decreased slightly for both the three-month and nine-month periods ended September 30, 2015, when compared to the same periods in 2014.

Other income includes fees on the sale of secondary-market mortgages, net gains from the sales of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the three-month and nine-month periods ended September 30, 2015 increased $34 and $194, respectively, when compared with the same periods ended September 30, 2014. Fees on the sale of secondary-market mortgages increased from the three-month and nine-month periods ended September 30, 2014 by $45 and $80, respectively. Other income in 2015 also benefitted from a vendor signing incentive. These areas fluctuate with market conditions and because of competitive factors.

Net realized securities gains for the three and nine months ended September 30, 2015 were $2 and $5, respectively, compared with a gains of $4 and $5 for the same periods in 2014. Net realized securities gains and losses are market driven and have resulted from calls and sales of securities.

Noninterest Expense

	Three Months Ended
	September 30, 2015	September 30, 2014	Percent Change
Salaries and employee benefits	$3,149	$2,927	7.58%
Occupancy, furniture and fixtures	436	403	8.19%
Data processing and ATM	384	429	(10.49)%
FDIC assessment	138	147	(6.12)%
Credit card processing	701	673	4.16%
Intangibles amortization	269	269	---
Net costs of other real estate owned	52	98	(46.94)%
Franchise taxes	329	307	7.17%
Other operating expenses	864	862	0.23%

	Nine Months Ended
	September 30, 2015	September 30, 2014	Percent Change
Salaries and employee benefits	$9,433	$8,890	6.11%
Occupancy, furniture and fixtures	1,296	1,250	3.68%
Data processing and ATM	1,230	1,189	3.45%
FDIC assessment	408	411	(0.73)%
Credit card processing	1,986	1,887	5.25%
Intangibles amortization	807	807	---
Net costs of other real estate owned	569	259	119.69%
Franchise taxes	959	874	9.73%
Other operating expenses	2,690	2,747	(2.07)%

Total noninterest expense increased $207 or 3.39% when the three months ended September 30, 2015 are compared to the same period of 2014, and increased $1,064 or 5.81% when the nine month periods ended September 30, 2015 and September 30, 2014 are compared. For the three-month and nine-month periods, salaries and employee benefits accounted for the largest increase, rising $222 or 7.58% when the three-month periods are compared, and $543 or 6.11% when the nine-month periods are compared. An increase of $310 or 119.69% in net costs of other real estate owned also contributed to the rise in noninterest expense for the nine-months ended September 30, 2015, compared with the nine months ended September 30, 2014. Changing conditions in the real estate market and the resulting change in property appraisals caused the OREO write downs. The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market.

Noninterest expense categories that increased from 2014 include occupancy, furniture and fixtures, credit card processing, and franchise taxes. Occupancy, furniture and fixtures expense for the three and nine months ended September 30, 2015 increased $33 and $46, respectively, as the result of normal business expenditures. Credit card processing costs increased $28 and $99 for the three and nine months ended September 30, 2015 when compared with the same periods of 2014. This expense is driven by volume and other factors and is subject to a degree of variability. Franchise tax expense increased $22 for the three months ended September 30, 2015 and $85 for the nine-month period ended September 31, 2015, compared with the same periods of 2014. Franchise tax is based on capital levels of the subsidiary bank.

Data processing and ATM expense for the three-month period ended September 30, 2015 declined $45 when compared with the three months ended September 30, 2014, but increased $41 when the nine-month periods ended September 30, 2015 and 2014 are compared. The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the past year, with no change in expense between the three and nine month periods ended September 30, 2015 and September 30, 2014.

FDIC assessment expense for the three months ended September 30, 2015 declined $9 when the three-months ended September 2015 are compared with the same period of 2014. When the nine month periods ended September 30, 2015 and 2014 are compared, the expense declined $3 or 0.73%. The calculation is based on total assets and incorporates risk-based factors to determine the amount of the assessment.

Other operating expense increased slightly for the three month period ended September 30, 2015, compared with the same period of 2014. For the nine months ended September 30, 2015, other operating expense decreased $57 or 2.07% when compared with the same period of 2014. The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations and other expenses.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2015	December 31, 2014	Percent Change
Interest-bearing deposits	$91,791	$103,320	(11.16)%
Securities available for sale and restricted stock	223,941	198,122	13.03%
Securities held to maturity	156,678	162,906	(3.82)%
Loans, net	610,135	592,944	2.90%
Total assets	1,150,026	1,120,848	2.60%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$157,304	$146,532	7.35%
Interest-bearing demand deposits	522,300	501,956	4.05%
Savings deposits	85,366	78,778	8.36%
Time deposits	207,134	230,418	(10.11)%
Stockholders’ equity	170,883	157,832	8.27%

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

Loans

	September 30, 2015	December 31, 2014	Percent Change
Real estate construction loans	$44,886	$45,562	(1.48)%
Consumer real estate loans	144,990	147,039	(1.39)%
Commercial real estate loans	315,008	310,762	1.37%
Commercial non real estate loans	39,255	33,413	17.48%
Public sector and IDA	52,330	41,361	26.52%
Consumer non real estate	30,140	28,182	6.95%
Less: unearned income and deferred fees	(854)	(853)	0.12%
Loans, net of unearned income	$625,755	$605,466	3.35%

The Company’s loans net of unearned income increased by $20,289 or 3.35% from $605,466 at December 31, 2014 to $625,755 at September 30, 2015. Primary drivers of growth were Public Sector and IDA loans which increased $10,969, commercial real estate which increased $4,246 and commercial loans which increased $5,842.

The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products, reverse mortgages or loans with initial teaser rates.

Deposits

	September 30, 2015	December 31, 2014	Percent Change
Noninterest-bearing demand deposits	$163,877	$150,744	8.71%
Interest-bearing demand deposits	514,823	533,641	(3.53)%
Saving deposits	86,659	81,297	6.60%
Time deposits	197,171	216,746	(9.03)%
Total deposits	$962,530	$982,428	(2.03)%

Total deposits decreased $19,898 or 2.03% from $982,428 at December 31, 2014 to $962,530 at September 30, 2015. Increases in noninterest-bearing demand deposits totaled $13,133 and increases in savings deposits totaled $5,362. These increases were offset by a decline in time deposits of $19,575 and a decline in interest-bearing demand deposits of $18,818, when September 30, 2015 is compared with December 31, 2014. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers appear unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At September 30, 2015, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At September 30, 2015, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At September 30, 2015, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At September 30, 2015, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At September 30, 2015, the loan to deposit ratio was 65.01%, within the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at September 30, 2015 was $174,392, an increase of $8,089 or 4.86%, from the $166,303 at December 31, 2014.

Risk based capital ratios are shown in the following table.

	Ratios at September 30, 2015	Regulatory Capital Minimum Ratios
Common Equity Tier I Capital Ratio	24.38%	4.50%
Tier I Capital Ratio	24.38%	6.00%
Total Capital Ratio	25.50%	8.00%
Leverage Ratio	15.44%	4.00%

Effective January 1, 2015 the risk-based capital ratios are calculated in compliance with Federal Reserve rules based on Basel III capital requirements. The Company’s ratios are well above the required minimums at September 30, 2015.

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

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. Mortgages must meet strict underwriting and documentation requirements for the sale to be completed. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of September 30, 2015. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the nine months ended September 30, 2015, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at September 30, 2015. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the nine months of 2015 and have not changed materially from those which were disclosed in the Company’s 2014 Form 10-K.

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

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2015 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

NATIONAL BANKSHARES, INC.

Date: November 5, 2015	/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2015	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to the Form 8-K filed on July 9, 2014)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on September 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)

*10(xiii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(xv)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(xvi)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 are formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Statements of Income for the three and nine month periods ended September 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2015 and 2014; (iii)Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

*     Indicates a management contract or compensatory plan.