Form 10-K
period 2015-12-31
NATIONAL BANKSHARES INC
filed 2016-03-09
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by Directors, Executive Officers and Corporate Governance) on June 30, 2015 (the last business day of the most recently completed second fiscal quarter) was approximately $199,941,128. As of March 9, 2016, the registrant had 6,957,974 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. 2015 Annual Report to Stockholders	Part II
National Bankshares, Inc. Proxy Statement for the 2016 Annual Meeting of Stockholders	Part III

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

Of primary consideration is the repayment ability of the borrowers and (if secured) the collateral value in relation to the principal balance. Collateral lowers risk and may be used as a secondary source of repayment. The credit decision must be supported by documentation appropriate to the type of loan, including current financial information, income verification or cash flow analysis, tax returns, credit reports, collateral information, guarantor verification, title reports, appraisals (where appropriate), and other documents. A discussion of underwriting policies and procedures specific to the major loan products follows.

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

Commercial Real Estate Loans. Commercial mortgages and construction loans are offered to investors, developers and builders, primarily within the Bank’s market area in southwest Virginia. These loans are secured by first mortgages on real estate. The loan amount is generally limited to 80% of the collateral value, and is individually determined based on the property type, quality, location and financial strength of any guarantors. Commercial properties are predominantly non-residential in nature, and include retail centers, apartments, and industrial properties.

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

Consumer Real Estate Loans. The Bank offers a variety of first mortgage and junior lien loans secured by primary residences to individuals within our markets. Credit decisions are primarily based on loan-to-value (“LTV”) ratios, debt-to-income (“DTI”) ratios, liquidity, and net worth. Income and financial information is obtained from personal tax returns, personal financial statements and employment documentation. A maximum LTV ratio of 80% is generally required, although higher levels are permitted with mortgage insurance. The DTI ratio is limited to 43% of gross income.

Consumer real estate mortgages may have fixed interest rates for the entire term of the loan or variable interest rates subject to change yearly after the first, third, or fifth year. Variable rates are based on the weekly average yield of United States Treasury Securities and are underwritten at fully-indexed rates. We do not offer interest-only consumer mortgage loans, sub-prime loans, or any variation on subprime lending including hybrid loans and payment option ARMs, or any product with negative amortization. Sub-prime loans involve extending credit to borrowers who exhibit characteristics indicating a significantly higher risk of default than traditional bank lending customers. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years they automatically adjust to an adjustable rate mortgage. Payment option ARMs usually have adjustable rates, for which borrowers choose their monthly payment of either a full payment, interest only, or a minimum payment which may be lower than the payment required to reduce the balance of the loan in accordance with the originally underwritten amortization.

Home equity loans are secured primarily by second mortgages on residential property. The underwriting policy for home equity loans generally permits aggregate (the total of all liens secured by the collateral property) borrowing availability up to 80% of the appraised value of the collateral. We offer both fixed rate and variable rate home equity loans, with variable rate loans underwritten at fully-indexed rates. Decisions are primarily based on LTV ratios, DTI ratios, liquidity, and credit history. We do not offer home equity loan products with reduced documentation.

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

Other Products and Services. Deposit products offered by the Bank include interest-bearing and non-interest bearing demand deposit accounts, money market deposit accounts, savings accounts, certificates of deposit, health savings accounts and individual retirement accounts. Deposit accounts are offered to both individuals and commercial businesses. Merchant credit card services and business and consumer debit and credit cards are available. NBB offers other miscellaneous services normally provided by commercial banks, such as letters of credit, night depository, safe deposit boxes, travelers checks, utility payment services and automatic funds transfer. NBB conducts a general trust business that has wealth management, and trust and estate services for individual and business customers.

At December 31, 2015, NBB had total assets of $1,197,804 and total deposits of $1,019,268. NBB’s net income for 2015 was $16,229, which produced a return on average assets of 1.41% and a return on average equity of 9.54%. Refer to Note 12 of the Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2015, 2014 and 2013.

Period	Class of Service	Percentage of Total Revenues
December 31, 2015	Interest and Fees on Loans	58.10%
	Interest on Investments	23.31%
December 31, 2014	Interest and Fees on Loans	58.53%
	Interest on Investments	23.79%
December 31, 2013	Interest and Fees on Loans	59.18%
	Interest on Investments	23.63%

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

Because NBI’s market area is economically diverse and includes large public employers, it has historically avoided the most extreme effects of past economic downturns. If the economic recovery wavers or reverses, it is likely that unemployment will rise and that other economic indicators will negatively impact the Company's trade area.

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

At December 31, 2015, NBI employed 19 full time employees, NBB had 202 full time equivalent employees and NBFS had 4 full time equivalent employees.

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

Capital and Related Requirements. The Federal Reserve has adopted risk-based capital guidelines that are applicable to NBI. The guidelines provide that the Company must maintain a minimum ratio of 8% of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) and a minimum ratio of Tier 1 capital to risk-weighted assets of 6%. In addition, the Federal Reserve has established minimum leverage ratio guidelines of 4% for banks that meet certain specified criteria. The leverage ratio is the ratio of Tier 1 capital to total average assets, less intangibles. NBI is expected to be a source of capital strength for its subsidiary bank, and regulators can undertake a number of enforcement actions against NBI if its subsidiary bank becomes undercapitalized. NBI’s bank subsidiary is well capitalized and fully in compliance with capital guidelines.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. Among the provisions of the Dodd-Frank Act that directly impact the Company is the creation of an independent Consumer Financial Protection Bureau (“CFPB”), which has the ability to write rules for consumer protections governing all financial institutions. All consumer protection responsibility formerly handled by other banking regulators is consolidated in the CFPB. It oversees the enforcement of all federal laws intended to ensure fair access to credit. For smaller financial institutions such as NBI and NBB, the CFPB will coordinate its examination activities through their primary regulators.

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

The National Bank of Blacksburg

NBB is a national banking association incorporated under the laws of the United States, and the bank is subject to regulation and examination by the Office of the Comptroller of the Currency (“OCC”). NBB’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the limits of applicable law. The OCC, as the primary regulator, and the FDIC regulate and monitor all areas of NBB’s operation. These areas include adequacy of capitalization and loss reserves, loans, deposits, business practices related to the charging and payment of interest, investments, borrowings, payment of dividends, security devices and procedures, establishment of branches, corporate reorganizations and maintenance of books and records. NBB is required to maintain certain capital ratios. It must also prepare quarterly reports on its financial condition for the OCC and conduct an annual audit of its financial affairs. OCC requires NBB to adopt internal control structures and procedures designed to safeguard assets and monitor and reduce risk exposure. While appropriate for the safety and soundness of banks, these requirements add to overhead expense for NBB and other banks.

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

Consumer Laws and Regulations. There are a number of laws and regulations that regulate banks’ consumer loan and deposit transactions. Among these are the Truth in Lending Act, the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Fair Debt Collections Practices Act, the Home Mortgage Disclosure Act and the Service Members Civil Relief Act. NBB is required to comply with these laws and regulations in its dealings with customers. In addition, the CFPB has begun adopting rules regulating consumer mortgage lending pursuant to the Dodd-Frank Act. There are numerous disclosure and other compliance requirements associated with the consumer laws and regulations.

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

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the Securities and Exchange Commission. The Company’s proxy materials for the 2016 annual meeting of stockholders are also posted on a separate website at www.nationalbanksharesproxy.com.

Item 1A. Risk Factors

If economic trends reverse or recession returns, our credit risk will increase and there could be greater loan losses.

A reversal in economic trends or return to recession is likely to result in a higher rate of business closures and increased job losses in the region in which we do business. In addition, reduced State funding for the public colleges and universities that are large employers in our market area could have an adverse effect on employment levels and on the area’s economy. These factors would increase the likelihood that more of our customers would become delinquent or default on their loans. A higher level of loan defaults could result in higher loan losses, which could adversely affect our performance.

A reversal in economic trends, return to recession, or change in interest rates could increase the risk of losses in our investment portfolio.

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

The condition of the local real estate market could negatively affect our business.

Substantially all of the Company’s real property collateral is located in its market area. If there is a decline in real estate values, especially in the Company’s market area, the collateral for loans would deteriorate and provide significantly less security.

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

Market interest rates remain low. When market interest rates rise farther, our net interest income can be negatively affected in the short term.

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

The Company’s nonperforming assets adversely affect its net income in various ways. Until economic and market conditions improve, the Company expects to continue to incur additional losses relating to volatility in nonperforming loans. The Company does not record interest income on nonaccrual loans, which adversely affects its income and increases credit administration costs. When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related asset to the then fair market value of the collateral less estimated selling costs, which may, and often does, result in a loss. An increase in the level of nonperforming assets also increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. The Company utilizes various techniques such as workouts and restructurings to manage problem assets. Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that the Company will avoid further increases in nonperforming loans in the future.

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

Since insured depositary institutions, including our bank bear the full cost of deposit insurance provided by FDIC, a high number of bank failures could put additional pressure on a stressed Deposit Insurance Fund. This possibility could in turn lead to higher assessments that could negatively impact our earnings.

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

The Dodd-Frank Act and its implementing regulations has resulted in greater compliance costs and reduced the profitability of some of our products and services. Implementation of the proposed Basel III rules for capital could increase our compliance costs because of the complexity in the risk assessment rules. Both federal and state governments could enact new laws affecting financial institutions that would further increase our regulatory burden and could negatively affect our profits.

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

The regulatory environment has caused financial industry regulators to impose additional requirements, such as higher capital limits, which could impact the Company’s earnings.

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

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and annually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. The occurrence of any failure, interruption or security breach of our communications and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.

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

Changes in accounting standards could impact reported earnings.

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board, SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs.  Most notably, new guidance on the calculation of credit reserves using expected losses (Current Expected Credit Losses) versus incurred losses is close to being finalized and, upon implementation, could significantly impact our required credit reserves. Other impacts to capital levels, profit and loss, and various financial metrics will also result.

The Company is subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to the performance of the Company’s fiduciary responsibilities. Whether customer claims and legal action related to the performance of the Company’s fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s ability to pay dividends depends upon the results of operations of its subsidiaries.

The Company is a financial holding company and a bank holding company that conducts substantially all of its operations through NBB. As a result, the Company’s ability to make dividend payments on its common stock depends primarily on certain federal regulatory considerations and the receipt of dividends and other distributions from NBB. There are various regulatory restrictions on the ability of NBB to pay dividends or make other payments to the Company. Although the Company has historically paid a cash dividend to the holders of its common stock, holders of the common stock are not entitled to receive dividends, and regulatory or economic factors may cause the Company’s Board of Directors to consider, among other things, the reduction of dividends paid on the Company’s common stock.

While the Company’s common stock is currently traded on the NASDAQ Capital Market, it has less liquidity than stocks for larger companies quoted on a national securities exchange.

The trading volume in the Company’s common stock on the NASDAQ Capital Market has been relatively low when compared with larger companies listed on the NASDAQ Capital Market or other stock exchanges. There is no assurance that a more active and liquid trading market for the common stock will exist in the future. Consequently, stockholders may not be able to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares. In addition, the Company cannot predict the effect, if any, that future sales of the its common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of the common stock. Sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, could cause the price of the Company’s common stock to decline, or reduce the Company’s ability to raise capital through future sales of common stock.

Item 1B. Unresolved Staff Comments

There are none.

Item 2. Properties

NBB owns and has a branch bank in NBI’s headquarters building located at 101 Hubbard Street, Blacksburg, Virginia. NBB’s main office is at 100 South Main Street, Blacksburg, Virginia. NBB owns an additional eighteen branch offices and it leases six. We believe that existing facilities are adequate for current needs and to meet anticipated growth.

Item 3. Legal Proceedings

NBI, NBB, and NBFS are not currently involved in any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

National Bankshares, Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “NKSH.” As of December 31, 2015, there were 715 record stockholders of NBI common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 2015 and 2014.

Common Stock Market Prices

	2015		2014		Dividends per share
	High	Low	High	Low	2015		2014
First Quarter	$30.98	$28.00	$37.85	$35.66	$	---	$	---
Second Quarter	31.36	27.48	37.41	30.76		0.53		0.55
Third Quarter	32.00	29.29	31.92	27.67		---		---
Fourth Quarter	36.76	30.25	31.92	27.50		0.61		0.58

NBI’s primary source of funds for dividend payments is dividends from its bank subsidiary, NBB. Bank dividend payments are restricted by regulators, as more fully disclosed in Note 11 of Notes to Consolidated Financial Statements.

On May 13, 2015, NBI’s Board of Directors approved the repurchase of up to 100,000 shares of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934. During 2015, there were no shares repurchased, and 100,000 shares may yet be purchased under the program.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total of stockholder return on NBI common stock with the cumulative return on the NASDAQ Composite Index, and the NASDAQ Bank Index for the five-year period commencing on December 31, 2010. These comparisons assume the investment of $100 in National Bankshares, Inc. common stock in each of the indices on December 31, 2010, and the reinvestment of dividends.

	2010	2011	2012	2013	2014	2015
NATIONAL BANKSHARES, INC.	100	92	111	130	111	135
NASDAQ COMPOSITE INDEX	100	99	117	164	188	201
NASDAQ BANK INDEX	100	89	106	150	158	172

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries

Selected Consolidated Financial Data

$ in thousands, except per share data	Year ended December 31,
	2015	2014	2013	2012	2011
Selected Income Statement Data:
Interest income	$42,914	$43,944	$45,670	$48,118	$49,542
Interest expense	4,183	4,899	5,955	7,887	9,184
Net interest income	38,731	39,045	39,715	40,231	40,358
Provision for loan losses	2,009	1,641	1,531	3,134	2,949
Noninterest income	9,486	9,120	9,222	9,278	8,802
Noninterest expense	25,635	24,432	24,299	23,383	23,326
Income taxes	4,740	5,178	5,317	5,245	5,247
Net income	15,833	16,914	17,790	17,747	17,638

Per Share Data:
Basic net income	2.28	2.43	2.56	2.56	2.54
Diluted net income	2.28	2.43	2.55	2.55	2.54
Cash dividends declared	1.14	1.13	1.12	1.10	1.00
Book value	24.74	23.93	21.00	21.60	20.36

Selected Balance Sheet Data at End of Year:
Loans, net	610,711	597,203	587,463	583,813	580,402
Total securities	389,288	385,385	347,109	350,117	317,075
Total assets	1,199,739	1,154,731	1,110,630	1,104,361	1,067,102
Total deposits	1,018,859	982,428	960,036	946,766	919,333
Stockholders’ equity	172,114	166,303	145,892	150,109	141,299

Selected Balance Sheet Daily Averages:
Loans, net of unearned income and the allowance for loan losses	611,554	584,857	577,746	579,817	580,037
Total securities	379,805	361,028	362,334	337,545	319,066
Total assets	1,155,594	1,120,848	1,090,703	1,080,351	1,031,899
Total deposits	976,597	957,684	933,482	925,986	888,044
Stockholders’ equity	171,732	157,832	149,491	147,812	136,794

Selected Ratios:
Return on average assets	1.37%	1.51%	1.63%	1.64%	1.71%
Return on average equity	9.22%	10.72%	11.90%	12.01%	12.89%
Dividend payout ratio	50.09%	46.43%	43.74%	43.04%	39.34%
Average equity to average assets	14.86%	14.08%	13.71%	13.68%	13.26%
Efficiency ratio(1)	49.41%	47.08%	45.99%	43.77%	44.00%

(1)	The efficiency ratio is calculated by dividing noninterest expense by noninterest income and net interest income on a fully taxable equivalent basis.

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

The national economy and the Company’s market area have experienced a slow recovery since the economic recession of 2008 and 2009. Unemployment rates have slowly improved since the peak of the recession. If the economic recovery wavers or reverses, it is likely that unemployment will rise and that other economic indicators will negatively impact the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the State as a result of the recession could also negatively impact employment. This could lead to a higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. A reversal in the economic recovery could have an adverse effect on all financial institutions, including the Company.

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. Although the economics of the Company’s transactions may not change, the timing of events that would impact the transactions could change.

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

Beginning with the first quarter of 2014, the Company began calculating the applicable loss rates by averaging loss rates over the most recent 8 quarters. Prior to 2014, the Company averaged the current annual loss rate with the annual loss rate of the previous year. The two methods yield similar results for quarterly calculations and yield the same average loss rate for annual calculations. The Company transitioned to using 8 quarters in order to provide ease of calculation on an ongoing basis. The look-back period of 8 quarters beginning in 2014 and two years for periods ended December 31, 2013 and prior are applied consistently among all classes.

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

The estimate of the allowance for December 31, 2015 considered market and portfolio conditions during 2015 as well as the levels of delinquencies and net charge-offs in the eight quarters ended December 31, 2015. Given the continued economic challenges in the Company’s market area, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see the notes to the financial statements, “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Acquired intangible assets (such as core deposit intangibles) are recognized separately from goodwill if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its useful life. The Company amortizes intangible assets arising from branch purchase transactions over their useful life. Core deposit intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used. The impairment testing showed that the expected cash flows of the intangible assets exceeded the carrying value.

Overview

National Bankshares, Inc. is a financial holding company incorporated under the laws of Virginia. Located in southwest Virginia, NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg and National Bankshares Financial Services, Inc. The National Bank of Blacksburg (“NBB”), which does business as National Bank from twenty-six office locations, is a community bank. NBB is the source of nearly all of the Company’s revenue. National Bankshares Financial Services, Inc. (“NBFS”) does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

National Bankshares, Inc. common stock is listed on the NASDAQ Capital Market and is traded under the symbol “NKSH.” National Bankshares, Inc. has been included in the Russell Investments Russell 3000 and Russell 2000 Indexes since June 29, 2009.

Performance Summary

The following table presents NBI’s key performance ratios for the years ending December 31, 2015 and December 31, 2014:

	12/31/15	12/31/14
Return on average assets	1.37%	1.51%
Return on average equity	9.22%	10.72%
Basic net earnings per common share	$2.28	$2.43
Fully diluted net earnings per common share	$2.28	$2.43
Net interest margin (1)	3.86%	4.00%
Noninterest margin (2)	1.40%	1.37%

(1)	Net Interest Margin – Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.
(2)

Noninterest Margin – Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The return on average assets for the year ended December 31, 2015 was 1.37%, a decrease from 1.51% for the year ended December 31, 2014. The return on average equity decreased from 10.72% for the year ended December 31, 2014 to 9.22% for the year ended December 31, 2015.

Reflecting both the effects of the low interest rate environment throughout 2015 on NBI’s yields and funding costs and the Company’s asset/liability management practices, the net interest margin decreased from 4.00% at year-end 2014 to 3.86% at December 31, 2015.

The noninterest margin increased from 1.37% to 1.40% over the same period, while      basic net earnings per common share decreased from $2.43 for the year ended December 31, 2014 to $2.28 for the year ended December 31, 2015.

Growth

NBI’s key growth indicators are shown in the following table:

	12/31/15	12/31/14
Securities	$389,288	$385,385
Loans, net	610,711	597,203
Deposits	1,018,859	982,428
Total assets	1,199,739	1,154,731

Total assets experienced growth in 2015, funded by increases in customer deposits. Customer deposits grew $36,431 or 3.71% from December 31, 2014, with increases mainly from municipal deposits and individuals seeking to safeguard principal by avoiding more volatile investments in financial markets. The liquidity provided by customer deposits supported growth in loans of $13,508 or 2.26%. Securities increased by $3,903 or 1.01%.

In both 2015 and 2014, the Company’s growth was internally generated and was not the result of acquisitions or other borrowings.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	12/31/15	12/31/14
Nonperforming loans(1)	$6,682	$9,287
Loans past due 90 days or more and accruing	156	207
Other real estate owned	4,165	4,744
Allowance for loan losses to loans(2)	1.34%	1.36%
Net charge-off ratio	0.32%	0.27%

(1)	Nonperforming loans include nonaccrual loans plus restructured loans in nonaccrual status. Accruing restructured loans are not included.
(2)	Loans are net of unearned income and deferred fees.

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses. At December 31, 2015, nonperforming loans were $6,682 or 1.08% of loans net of unearned income and deferred fees. This compares to $9,287 and 1.53% at December 31, 2014. Loans past due 90 days or more and still accruing at year-end 2015 totaled $156, a decrease of $51 or 24.64%, from $207 at December 31, 2014. The net charge-off ratio increased from 0.27% for the year ended December 31, 2014 to 0.32% for the year ended December 31, 2015, while other real estate owned decreased $579 for the same period.

The Company’s risk analysis determined an allowance for loan losses of $8,297 at December 31, 2015, resulting in a provision for the year of $2,009. This compares with an allowance for loan losses of $8,263 as of December 31, 2014, and a provision of $1,641 for the year ended December 31, 2014. The ratio of the allowance for loan losses to loans decreased to 1.34%, from 1.36% at December 31, 2014. The methodology for determining the allowance for loan losses relies on historical charge-off trends, modified by trends in nonperforming loans and economic indicators. More information about the level and calculation methodology of the allowance for loan losses is provided in “Balance Sheet – Loans – Risk Elements,” “Balance Sheet – Loans – Troubled Debt Restructurings,” as well as Notes 1 and 5 to the financial statements.

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

Net Interest Income

Net interest income for the year ended December 31, 2015 was $38,731, a decrease of $314, or 0.80%, when compared to the prior year. The net interest margin for 2015 was 3.86%, compared to 4.00% for 2014. Total interest income for the period ended December 31, 2015 was $42,914, a decrease of $1,030 from the period ended December 31, 2014. Interest expense declined by $716 during the same time frame, from $4,899 for the year ended December 31, 2014 to $4,183 for the year ended December 31, 2015. The decline in interest expense came about in part because higher priced certificates of deposit renewed at lower interest rates. In addition, low-rate interest-bearing deposits volume increased substantially. Please refer to the section titled “Analysis of Changes In Interest Income and Interest Expense” for further information related to rate and volume changes.

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

During 2015, interest rates continued at historic lows. Offsetting the positive effect of low interest rates on customer deposits is the fact that some higher yielding securities in the Company’s investment portfolio were called and were replaced with securities with yields at the lower market rate. Another negative effect of the low interest rate environment is the level of interest earned on overnight funds. This impacted the yield on the Company’s interest-bearing deposits in other banks. The yield on the Company’s interest-bearing deposits in other banks assets in 2015 was 0.26%, while the cost of interest-bearing liabilities was 0.51% in the same period. These assets are used primarily to provide liquidity.

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

The factors that may influence the Company’s net interest margin include current Federal Reserve policies that depress long-term interest rates, and market forces that may encourage repricing of interest-bearing liabilities more quickly than interest-earning assets if rates were to increase.      On December 16, 2015, the Federal Reserve raised its target federal funds rate from a range of 0% to 0.25%, to a range of 0.25% to 0.5%. This was the first rate increase in almost a decade. The Company expects the rate increase will have a small but positive impact on the Company’s future net interest income. Because interest rates continue at low levels, the Company expects that interest rates will likely increase in the future. Management cannot predict the timing and level of interest rate increases.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest-earning assets for the years indicated.

	December 31, 2015			December 31, 2014			December 31, 2013
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (1)(2)(3)(4)	$620,547	$31,122	5.02%	$593,327	$31,592	5.32%	$587,007	$32,968	5.62%
Taxable securities(5)	234,398	6,776	2.89%	215,872	6,798	3.15%	198,112	6,585	3.32%
Nontaxable securities (1)(5)	147,895	8,425	5.70%	157,421	9,018	5.73%	171,636	9,891	5.76%
Interest-bearing deposits	96,677	254	0.26%	103,320	262	0.25%	80,690	213	0.26%

Total interest-earning assets	$1,099,517	$46,577	4.24%	$1,069,940	$47,670	4.46%	$1,037,445	$49,657	4.79%
Interest-bearing liabilities:
Interest-bearing demand deposits	$526,682	$2,916	0.55%	$501,956	$3,385	0.67%	$459,340	$3,749	0.82%
Savings deposits	85,940	34	0.04%	78,778	35	0.04%	72,783	35	0.05%
Time deposits	204,146	1,233	0.60%	230,418	1,479	0.64%	259,914	2,171	0.84%
Total interest-bearing liabilities	$816,768	$4,183	0.51%	$811,152	$4,899	0.60%	$792,037	$5,955	0.75%
Net interest income(1) and interest rate spread		$42,394	3.73%		$42,771	3.86%		$43,702	4.03%
Net yield on average interest-earning assets			3.86%			4.00%			4.21%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three years presented.
(2)	Loan fees of $448 in 2015, $407 in 2014 and $481 in 2013 are included in total interest income.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.

The following table reconciles net interest income on a fully-taxable equivalent basis to net interest income on a GAAP basis.

	December 31,
	2015	2014	2013
Net interest income, fully taxable equivalent basis	$42,394	$42,771	$43,702
Less: taxable equivalent adjustment	(3,663)	(3,726)	(3,987)
Net interest income	$38,731	$39,045	$39,715

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

	2015 Over 2014			2014 Over 2013
	Changes Due To			Changes Due To
	Rates(2)	Volume(2)	Net Dollar Change	Rates(2)	Volume(2)	Net Dollar Change
Interest income: (1)
Loans	$(1,882)	$1,412	$(470)	$(1,728)	$352	$(1,376)
Taxable securities	(581)	559	(22)	(357)	570	213
Nontaxable securities	(50)	(543)	(593)	(59)	(814)	(873)
Interest-bearing deposits	9	(17)	(8)	(8)	57	49
Increase (decrease) in income on interest-earning assets	$(2,504)	$1,411	$(1,093)	$(2,152)	$165	$(1,987)
Interest expense:
Interest-bearing demand deposits	$(630)	$161	$(469)	$(691)	$327	$(364)
Savings deposits	(4)	3	(1)	(3)	3	---
Time deposits	(84)	(162)	(246)	(465)	(227)	(692)
Increase (decrease) in expense of interest-bearing liabilities	$(718)	$2	$(716)	$(1,159)	$103	$(1,056)
Increase (decrease) in net interest income	$(1,786)	$1,409	$(377)	$(993)	$62	$(931)

(1)	Taxable equivalent basis using a Federal income tax rate of 35% in 2015, 2014 and 2013.
(2)	Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

Total interest expense declined by $716, while interest income on a taxable-equivalent basis decreased $1,093, resulting in a decrease of $377 in taxable-equivalent net interest income when 2015 and 2014 are compared. Declining rates impacted net interest income by $1,786, offset by increases due to favorable changes in volume of $1,409.

Lower interest rates led to a decline of $1,882 in interest income from loans. The average balance of loans increased from $593,327 in 2014 to $620,547 in 2015, causing an increase in interest income of $1,412.

Interest income on taxable securities decreased $581 due to rates, offset by an increase of $559 due to average volume, for a net decrease of $22 compared to 2014. Interest on non-taxable securities on a fully-taxable equivalent basis declined $50 due to rates and $543 due to volume. The continued low interest rate environment resulted in a large number of called securities during 2015 and reduced the opportunity to reinvest the proceeds in securities with more attractive yields. Because of low yields in the securities markets and a highly competitive loan environment, the Company priced deposits accordingly.

Interest on time deposits declined $246 from 2014 to 2015, with a decline of $84 due to rates and $162 due to decreased volume. See “Net Interest Income” for additional information related to the decline in interest expense.

The low interest rate environment was also present in 2014 and 2013. As compared with 2013, there was a $692 decline in interest expense associated with time deposits in 2014. Of the total decline, $465 was due to rates, and $227 stemmed from lower deposit volume. Management focused on deposit pricing and took advantage of falling rates to lower interest expense.

From 2013 to 2014 interest on loans decreased by $1,376. Reduced rates contributed $1,728 to the decline, partially offset by an increase of $352 due to increased volume. As compared with 2013, there was a decrease of $931 in net interest income in 2014, with an increase due to volume of $62, offset by declines due to rate of $993.

Interest Rate Sensitivity

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Among the tools available to management is interest rate sensitivity analysis, which provides information related to repricing opportunities. Interest rate shock simulations indicate potential economic loss due to future interest rate changes. Shock analysis is a test that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on the return on average assets and the return on average equity projected at December 31, 2015 and 2014. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

Rate Shift (bp)	Return on Average Assets		Return on Average Equity
	2015	2014	2015	2014
300	1.57%	1.58%	10.54%	7.58%
200	1.54%	1.44%	10.37%	6.99%
100	1.51%	1.39%	10.20%	6.45%
(-)100	1.36%	1.27%	9.18%	5.53%
(-)200	1.32%	1.18%	8.91%	5.73%
(-)300	1.34%	1.09%	9.05%	5.78%

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

Noninterest Income

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Service charges on deposits	$2,250	$2,434	$2,563
Other service charges and fees	215	187	225
Credit card fees	3,861	3,631	3,330
Trust fees	1,229	1,213	1,150
Bank-owned life insurance income	603	616	658
Other income	1,295	1,037	1,342
Realized securities gains	33	2	(46)
Total noninterest income	$9,486	$9,120	$9,222

Service charges on deposit accounts totaled $2,250 for the year ended December 31, 2015. This is a decline of $184, or 7.56%, from $2,434 for the year ended December 31, 2014. Service charges on deposit accounts decreased $129, or 5.03%, from 2013 to 2014. This income category is affected by the number of deposit accounts, the level of service charges and the number of checking account overdrafts. The 2015 decline resulted primarily from a decrease of $186 in non-sufficient funds and overdraft fees. The 2014 decline resulted primarily from a decrease of $89 in ATM transaction fees and a decrease of $48 in account service charges.

Other service charges and fees included charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees from letters of credit and income from commissions on the sale of credit life, accident and health insurance. These fees were $215 for the year ended December 31, 2015, an increase of $28, or 14.97%, from the $187 for 2014. The total for the year ended December 31, 2014 was $38 below the $225 posted for the year ended December 31, 2013. The changes are primarily due to low check sales in 2014. Fees associated with check sales declined from 2013 to 2014 and improved in 2015.

Credit card fees for the year ended December 31, 2015, were $230 above the $3,631 reported for the year ended December 31, 2014. From 2013 to 2014, credit card fees increased $301, or 9.04%. The increases in 2015 and 2014 are due to increased volume of merchant transaction fees and credit card fees.

Trust fees at $1,229 increased by $16 or 1.32% when the years ended December 31, 2015 and 2014 are compared. For the year ended December 31, 2014 trust fees were $1,213, an increase of $63, or 5.48%, from 2013. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions. The mix of account types also affected the level of trust fees in 2014 and 2015.

Noninterest income from bank-owned life insurance (BOLI) decreased, from $616 for the year ended December 31, 2014 to $603 for 2015. BOLI income for the year ended December 31, 2013 was $658. Income from bank-owned life insurance was affected by the performance of the variable rate policies.

Other income is income from smaller balance accounts that cannot be classified in another category. Some examples include gains on mortgage loans sold, net gains from the sales of fixed assets and revenue from investment and insurance sales. Other income for 2015 was $1,295, an increase of $258, or 24.88%, when compared with $1,037 for the year ended December 31, 2014. The increase from 2014 to 2015 stemmed primarily from an increase in gains on mortgage loans sold of $114 and a vendor signing incentive of $100. Other income for 2014 decreased $305 or 22.73% when compared with $1,342 for the year ended December 31, 2013. The decrease from 2013 to 2014 stemmed primarily from a decrease in gains of mortgage loans sold of $176 and a decrease in income from other investments of $77.

Realized securities net gains for the three years presented were primarily associated with called securities. The Company did not sell any securities in 2015 or 2014. The Company sold five securities in the available for sale accounting designation in 2013.

Noninterest Expense

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Salaries and employee benefits	$12,522	$11,606	$11,907
Occupancy, furniture and fixtures	1,728	1,703	1,616
Data processing and ATM	1,657	1,650	1,700
FDIC assessment	546	533	554
Credit card processing	2,692	2,593	2,546
Intangibles amortization	999	1,075	1,078
Net costs of other real estate owned	608	369	296
Franchise taxes	1,288	1,182	1,083
Other operating expenses	3,595	3,721	3,519
Total noninterest expense	$25,635	$24,432	$24,299

Salary and benefits expense increased $916, or 7.89%, from $11,606 for the year ended December 31, 2014 to $12,522 for 2015. Employee salaries increased $230 or 2.62%, which were the result of normal staffing and compensation decisions. The remaining portion of the increase stemmed primarily from fringe benefits and other compensation expense. Fringe benefits expense increased $168. Other compensation expenses, including pension expense, employee stock ownership expense and salary continuation expense increased $449. Salary and benefits expense decreased $301, or 2.53%, from $11,907 for the year ended December 31, 2013 to $11,606 for 2014. An increase in fringe benefits expense of $390 partially offset a decline in other salary expenses, which were the result of normal staffing and compensation decisions.

Occupancy, furniture and fixtures expense was $1,728 for the year ended December 31, 2015, an increase of $25, or 1.47%, from the prior year. The 2014 total was $1,703, an increase of $87, or 5.38%, from the $1,616 reported at year-end 2013. The small increases in 2015 and 2014 are reflective of the Company’s emphasis on containing controllable expenses.

Data processing and ATM expense was $1,657 in 2015, $1,650 in 2014 and $1,700 in 2013. Data processing and ATM expense in 2014 benefitted from infrastructure upgrades performed in 2013.

When the years ended December 31, 2015 and December 31, 2014 are compared, the Federal Deposit Insurance Corporation Deposit Insurance Fund expense increased $13 or 2.44%. The total expense for 2015 was $546, which compares with $533 for 2014. The FDIC assessment expense for the year ended December 31, 2014 decreased $21 from $554 for 2013. The FDIC assessment is accrued based on a method provided by the FDIC.

Credit card processing expense was $2,692 for the period ended December 31, 2015, an increase of $99, or 3.82% from 2014’s total of $2,593. Credit card processing expense in 2014 increased $47, or 1.85% from 2013. This expense is driven by the volume of credit card, debit card and merchant account transactions and by the level of merchant discount fees. It is subject to a degree of variability.

The expense for intangibles and goodwill amortization is related to acquisitions. There were no acquisitions in the last year, and the expense for 2015 decreased from 2014 by $76 or 7.07%. The expense for intangibles and goodwill amortization decreased $3 from 2013 to 2014.

Net costs of other real estate owned increased from $369 for the period ended December 31, 2014 to $608 for the year ended December 31, 2015. From 2013 to 2014, net costs of other real estate owned increased $73 from $296. This expense category varies with the number of foreclosed properties owned by NBB and with the expense associated with each. It includes write-downs on other real estate owned plus other costs associated with carrying these properties, as well as net gains or losses on the sale of other real estate. In 2015, write-downs on other real estate were $440. This compares with $84 in 2014 and $80 in 2013. Other real estate is initially accounted for at fair value less estimated costs to sell using current valuations, which include appraisals, real estate evaluations and realtor market opinions. If new valuation information indicates a decline from the initial basis, the Company records a write-down. Other costs for these properties in 2015 were $181, compared with $240 in 2014. The Company recorded a gain of $14 on the sale of OREO in 2015 and net losses of $45 for 2014. Because the Company’s market area continues to experience the effects of the prolonged recession and slow recovery, it is anticipated that there will be additional foreclosures in the near future. The Company currently has loans totaling $228 in process of foreclosure. While some of the loans may be resolved in a manner other than foreclosure, it is likely that some loans will be foreclosed and may result in an associated increase in the costs of other real estate owned.

Franchise taxes were $1,288 for the period ended December 31, 2015 and $1,182 for 2014, an increase of $106 or 8.97%. Franchise tax expense increased $99 in 2014 from $1,083 in 2013. State bank franchise taxes are based upon total equity, which increased in both 2014 and 2015.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs and charitable donations. For the year ended December 31, 2015, other operating expenses were $3,595. This compares with $3,721 for 2014 and $3,519 for 2013. The $126 decrease from 2014 to 2015 and the $202 increase from 2013 to 2014 are the results of changes in several categories of expense, with no one item making a significant contribution to the total.

Income Taxes

Income tax expense for 2015 was $4,740 compared to $5,178 in 2014 and $5,317 in 2013. Tax exempt income is the primary difference between expected and actual income tax expense. The Company’s effective tax rates for 2015, 2014 and 2013 were 23.04%, 23.44% and 23.01%, respectively. The Company is subject to the 35% marginal tax rate. See Note 10 of the Notes to Consolidated Financial Statements for addition information relating to income taxes.

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

Provision and Allowance for Loan Losses

The Company’s risk analysis determined an allowance for loan losses of $8,297 or 1.34% of total loans at December 31, 2015, compared with $8,263 or 1.36% of total loans at December 31, 2014. The determination of the appropriate level for the allowance for loan losses resulted in a provision of $2,009 for the year ended December 31, 2015 and $1,641 for the year ended December 31, 2014. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $15,346 with specific allocations to the allowance for loan losses of $45 at December 31, 2015, compared with individually evaluated impaired loans of $15,121 with specific allocations of $282 at December 31, 2014. The specific allocation is determined based on criteria particular to each impaired loan.

For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, averaged over the most recent eight quarters, and adjusted for factors that influence credit risk. Collectively evaluated loans totaled $604,538, with an allowance of $8,252 or 1.37% of the collectively-evaluated portfolio at December 31, 2015. At December 31, 2014, collectively evaluated loans totaled $591,198 with an allowance of $7,981 or 1.35% of the collectively-evaluated portfolio.

Net charge-offs for the year ended December 31, 2015 were $1,975 or 0.32% of total average loans, an increase when compared with $1,605 or 0.27% for the year ended December 31, 2014. Net charge-offs for the year ended December 31, 2013 were $1,653 or 0.28% of average loans. The increase in the aggregate net charge-off rate increased the Company’s determination of the appropriate level for the allowance for loan losses for collectively-evaluated loans at December 31, 2015.

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days increased to 0.48% of total loans at December 31, 2015, from 0.40% of total loans at December 31, 2014, increasing the required level of the allowance for loan losses at December 31, 2015. This increase was offset by improvement in the level of nonaccrual loans. Nonaccrual loans decreased to 1.08% of total loans at December 31, 2015, from 1.53% at December 31, 2014. On an aggregate basis, accruing loans past due 90 days or more were 0.03% of total loans for both December 31, 2015 and 2014.

Loans rated “special mention” and “classified” indicate heightened credit risk. Collectively evaluated loans rated “special mention” increased to $6,144 at December 31, 2015, from $5,300 at December 31, 2014. The increase resulted in an increased requirement for the allowance for loan losses. This was offset by a decrease in the level of collectively evaluated loans rated classified. Collectively evaluated loans rated classified were $6,071 at December 31, 2015, compared with $10,285 at December 31, 2014.

Other portfolio attributes, including high risk loans, are considered to determine the appropriate level of the allowance for loan loss. High risk loans, defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio, increased from December 31, 2014 to December 31, 2015, resulting in an increase requirement for the allowance for loan losses.

Economic factors contribute to the calculation of the allowance for loan loss. The impact to the allowance for most economic factors applied to the December 31, 2015 calculation remained at similar levels or increased slightly when compared with levels at December 31, 2014. However the level of business bankruptcy filings increased substantially and contributed to an increased requirement for the allowance for loan losses. This was partially offset by lower residential vacancy rates in the Company’s market area, which reduced the required level of the allowance for loan losses.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses for the total loan portfolio declined from December 31, 2014, however the ratio of the collectively-evaluated allowance for loan losses increased. The increase was driven by increases in net charge-offs, accruing loans 30-89 days past due, levels of loans rated “special mention”, levels of high-risk loans and certain economic factors, partially offset by positive changes in levels of nonaccrual loans, classified loans and certain other economic factors. Based on the analysis, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio.

Quarterly Results of Operations

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2015, 2014 and 2013:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$10,794	$10,724	$10,760	$10,636
Interest expense	1,087	1,051	1,009	1,036
Net interest income	9,707	9,673	9,751	9,600
Provision for loan losses	201	355	178	1,275
Noninterest income	2,258	2,471	2,289	2,468
Noninterest expense	6,687	6,369	6,322	6,257
Income taxes	1,111	1,310	1,341	978
Net income	$3,966	$4,110	$4,199	$3,558
Per Share Data:
Basic net income per common share	$0.57	$0.59	$0.60	$0.52
Fully diluted net income per common share	0.57	0.59	0.60	0.52
Cash dividends per common share	---	0.53	---	0.61
Book value per common share	24.85	24.10	25.07	24.74

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$11,111	$11,019	$10,947	$10,867
Interest expense	1,315	1,295	1,147	1,142
Net interest income	9,796	9,724	9,800	9,725
Provision for loan losses	103	701	356	481
Noninterest income	2,221	2,358	2,258	2,283
Noninterest expense	6,161	6,039	6,115	6,117
Income taxes	1,349	1,233	1,324	1,272
Net income	$4,404	$4,109	$4,263	$4,138
Per Share Data:
Basic net income per common share	$0.63	$0.59	$0.61	$0.60
Fully diluted net income per common share	0.63	0.59	0.61	0.60
Cash dividends per common share	---	0.55	---	0.58
Book value per common share	22.08	22.57	23.43	23.93

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$11,431	$11,477	$11,488	$11,314
Interest expense	1,679	1,548	1,388	1,340
Net interest income	9,752	9,929	10,060	9,974
Provision for loan losses	671	355	303	202
Noninterest income	2,241	2,314	2,224	2,443
Noninterest expense	5,944	6,127	6,121	6,107
Income taxes	1,162	1,326	1,343	1,486
Net income	$4,216	$4,435	$4,517	$4,622
Per Share Data:
Basic net income per common share	$0.61	$0.64	$0.65	$0.66
Fully diluted net income per common share	0.60	0.64	0.65	0.66
Cash dividends per common share	---	0.54	---	0.58
Book value per common share	22.07	20.95	21.06	21.00

Balance Sheet

On December 31, 2015, the Company had total assets of $1,199,739, an increase of $45,008 or 3.90%, over the total of $1,154,731 on December 31, 2014. For 2015, the growth in assets was entirely internally generated and was not the result of acquisitions. Total assets at December 31, 2014 were up by $44,101, or 3.97%, over the total at December 31, 2013.

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

A.     Types of Loans

	December 31,
	2015	2014	2013	2012	2011
Real estate construction	$48,251	$45,562	$45,925	$50,313	$48,531
Consumer real estate	143,504	147,039	145,499	143,262	150,224
Commercial real estate	309,378	310,762	311,266	304,308	303,192
Commercial non real estate	37,571	33,413	31,262	37,349	38,832
Public sector and IDA	51,335	41,361	34,220	26,169	15,571
Consumer non real estate	29,845	28,182	28,423	31,714	33,072
Total loans	$619,884	$606,319	$596,595	$593,115	$589,422
Less unearned income and deferred fees	(876)	(853)	(905)	(953)	(952)
Total loans, net of unearned income	$619,008	$605,466	$595,690	$592,162	$588,470
Less allowance for loans losses	(8,297)	(8,263)	(8,227)	(8,349)	(8,068)
Total loans, net	$610,711	$597,203	$587,463	$583,813	$580,402

B.     Maturities and Interest Rate Sensitivities

The following table presents maturities and interest rate sensitivities for commercial non real estate, commercial real estate and real estate construction loans.

	December 31, 2015
	< 1 Year	1 – 5 Years	After 5 Years	Total
Commercial non real estate	$27,460	$9,365	$746	$37,571
Commercial real estate	71,800	206,328	31,250	309,378
Real estate construction	31,009	14,442	2,800	48,251
Total	130,269	230,135	34,796	395,200
Less loans with predetermined interest rates	(18,416)	(22,500)	(13,231)	(54,147)
Loans with adjustable rates	$111,853	$207,635	$21,565	$341,053

C.     Risk Elements

The following table presents aggregate amounts for nonaccrual loans, restructured loans in nonaccrual, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments, and accruing restructured loans.

	December 31,
	2015		2014		2013		2012		2011
Nonaccrual loans:
Real estate construction	$	---	$	---	$	---		$3,109	$	---
Consumer real estate		14		164		198		612		296
Commercial real estate		1,146		3,087		5,383		7,018		702
Commercial non real estate		883		748		128		82		400
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		23		49		---
Total nonaccrual loans		$2,043		$3,999		$5,732		$10,870		$1,398
Restructured loans (TDR Loans) in nonaccrual
Real estate construction		$718	$	---	$	---		$123		$1,681
Consumer real estate		---		---		201		407		315
Commercial real estate		3,921		5,288		651		1,142		1,544
Commercial non real estate		---		---		---		479		198
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		---		68
Total restructured loans in nonaccrual		4,639		5,288		852		2,151		3,806
Total nonperforming loans		$6,682		$9,287		$6,584		$13,021		$5,204
Other real estate owned, net		4,165		4,744		4,712		1,435		1,489
Total nonperforming assets		$10,847		$14,031		$11,296		$14,456		$6,693

Accruing loans past due 90 days or more:
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		145		82		128		156		346
Commercial real estate		---		102		---		---		63
Commercial non real estate		---		---		---		---		26
Public sector and IDA		---		---		---		---		---
Consumer non real estate		11		23		62		14		46
		$156		$207		$190		$170		$481
									(continued		)

Accruing restructured loans:
Real estate construction	$	---	$	---	$	---	$	---	$1,611
Consumer real estate		962		819		579		80	156
Commercial real estate		7,645		5,192		5,552		1,886	1,922
Commercial non real estate		207		29		60		39	67
Public sector and IDA		---		---		---		---	---
Consumer non real estate		---		---		---		---	---
		$8,814		$6,040		$6,191		$2,005	$3,756

Loan loss and other indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table

	2015	2014	2013
Provision for loan losses	$2,009	$1,641	$1,531
Net charge-offs to average net loans	0.32%	0.27%	0.28%
Allowance for loan losses to loans, net of unearned income and deferred fees	1.34%	1.36%	1.38%
Allowance for loan losses to nonperforming loans	124.17%	88.97%	124.95%
Allowance for loan losses to nonperforming assets	76.49%	58.89%	72.83%
Nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.74%	2.30%	1.88%
Nonaccrual loans	$2,043	$3,999	$5,732
Restructured loans in nonaccrual status	4,639	5,288	852
Other real estate owned, net	4,165	4,744	4,712
Total nonperforming assets	$10,847	$14,031	$11,296
Accruing loans past due 90 days or more	$156	$207	$190

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

Total impaired loans at December 31, 2015 were $15,346, of which $6,532 were in nonaccrual status. Impaired loans at December 31, 2014 and 2013 were $15,121 and $12,985, of which $8,794 and $6,190 were in nonaccrual status, respectively.

The ratio of the allowance for loan losses to total nonperforming loans increased from 88.97% in 2014 to 124.17% in 2015. The Company believes the allowance for loan losses is adequate for the credit risk inherent in the loan portfolio.

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

The Company codes modifications to assist in identifying troubled debt restructurings. The majority of modifications were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings follows:

Modifications Made During the 12 Months Ended December 31, 2015 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	70	$38,417
Payment extensions for less than 3 months	115	2,486
Maturity date extensions of more than 3 months and up to 6 months	260	30,257
Maturity date extensions of more than 6 months and up to 12 months	260	15,613
Maturity date extensions of more than 12 months	6	330
Advances on non-revolving loans or recapitalization	2	566
Change in amortization term or method	20	2,580
Renewal of expired Home Equity Line of Credit loans to additional 10 years	25	597
Renewal of single-payment notes	235	4,144
Total modifications that do not constitute TDRs	993	$94,990

Modifications Made During the 12 Months Ended December 31, 2014 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	54	$22,057
Payment extensions for less than 3 months	206	18,121
Maturity date extensions of more than 3 months and up to 6 months	211	39,411
Maturity date extensions of more than 6 months and up to 12 months	326	12,682
Maturity date extensions of more than 12 months	16	4,796
Advances on non-revolving loans or recapitalization	2	39
Change in amortization term or method	37	16,592
Renewal of expired Home Equity Line of Credit loans to additional 10 years	37	628
Renewal of single-payment notes	305	6,837
Total modifications that do not constitute TDRs	1,194	$121,163

Modifications Made During the 9(1) Months Ended December 31, 2013 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	54	$30,179
Payment extensions for less than 3 months	153	3,901
Maturity date extensions of more than 3 months and up to 6 months	61	6,177
Maturity date extensions of more than 6 months and up to 12 months	161	5,393
Maturity date extensions of more than 12 months	13	1,149
Advances on non-revolving loans or recapitalization	3	435
Change in amortization term or method	25	8,201
Renewal of expired Home Equity Line of Credit loans to additional 10 years	25	431
Renewal of single-payment notes	78	1,742
Total modifications that do not constitute TDRs	573	$57,608

(1)	The Company began coding modifications during the second quarter of 2013.

Modifications in which the borrower is experiencing financial difficulty and for which the Company makes a concession to the original contractual loan terms are designated troubled debt restructurings.

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

The Company had $13,453 in TDRs as of December 31, 2015 and $11,328 as of December 31, 2014. Accruing TDR loans amounted to $8,814 at December 31, 2015 compared to $6,040 at December 31, 2014.

Restructuring generally results in loans with either lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming. In 2015, the Company modified loans in troubled debt restructurings that, directly prior to restructuring, totaled $3,628 and that have total principal balances of $3,504 as of December 31, 2015. Some of the Company’s restructured loans defaulted during the twelve months ended December 31, 2015. The Company defines default as a delay in one payment of more than 90 days or charge-offs or foreclosure after the date of restructuring. All of the restructured loans that defaulted had been modified more than twelve months prior to default.

In 2014, the Company modified loans in troubled debt restructurings that, directly prior to restructuring, totaled $5,671 and that had total principal balances of $5,203 as of December 31, 2014. All of the restructured loans that defaulted in 2014 had been modified more than twelve months prior to default.

Please refer to Note 5 for information on the effect of default on the allowance for loan losses.

	TDR Delinquency Status as of December 31, 2015
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$718	$	---	$	---	$	---	$718
Consumer real estate	962		784		178		---	---
Commercial real estate	11,566		7,645		---		---	3,921
Commercial non real estate	207		207		---		---	---
Public sector and IDA	---		---		---		---	---
Consumer non real estate	---		---		---		---	---
Total TDR Loans	$13,453		$8,636		$178	$	---	$4,639

	TDR Delinquency Status as of December 31, 2014
			Accruing
	Total TDR Loans		Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		819		786		---		33		---
Commercial real estate		10,480		5,192		---		---		5,288
Commercial non real estate		29		29		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		---		---
Total TDR Loans		$11,328		$6,007	$	---		$33		$5,288

	TDR Delinquency Status as of December 31, 2013
			Accruing
	Total TDR Loans		Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		780		579		---		---		201
Commercial real estate		6,203		5,552		---		---		651
Commercial non real estate		60		60		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		---		---
Total TDR Loans		$7,043		$6,191	$	---	$	---		$852

Summary of Loan Loss Experience

A.     Analysis of the Allowance for Loan Losses

The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

	December 31,
	2015	2014	2013	2012	2011
Average loans, net of unearned income	$619,745	$592,944	$585,991	$588,170	$588,439
Allowance for loan losses at beginning of year	8,263	8,227	8,349	8,068	7,664
Charge-offs:
Real estate construction	---	2	184	640	444
Consumer real estate	205	222	256	370	584
Commercial real estate	1,114	1,201	64	1,589	320
Commercial non real estate	490	89	968	109	990
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	311	346	348	245	290
Total loans charged off	2,120	1,860	1,820	2,953	2,628
Recoveries:
Real estate construction	---	---	44	13	---
Consumer real estate	2	---	1	8	16
Commercial real estate	49	50	25	---	---
Commercial non real estate	1	132	18	2	---
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	93	73	79	77	67
Total recoveries	145	255	167	100	83
Net loans charged off	1,975	1,605	1,653	2,853	2,545
Provision charged to operations	2,009	1,641	1,531	3,134	2,949
Allowance for loan losses at end of year	$8,297	$8,263	$8,227	$8,349	$8,068
Net charge-offs to average net loans outstanding	0.32%	0.27%	0.28%	0.49%	0.43%

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

Factors influencing management’s judgment in determining the amount of the loan loss provision charged to operating expense include: the quality of the loan portfolio as determined by management, the historical loan loss experience, diversification as to type of loans in the portfolio, the amount of secured as compared with unsecured loans and the value of underlying collateral, banking industry standards and averages, and economic conditions. Management evaluates the quality of the loan portfolio by examining past due and nonaccrual ratios for each class. The ratio of loans past due 30-89 days to total loans increased from 0.40% at December 31, 2014 to 0.48% at December 31, 2015, while the ratio of accruing loans 90 days past due to total loans remained essentially static at 0.03%, and nonaccrual loans as a percentage of total loans decreased from 1.53% at December 31, 2014 to 1.08% at December 31, 2015.

Historical losses are computed and incorporated into the calculation for the allowance for loan losses on the class level. On a total portfolio basis, the net charge-off rate for the twelve months ended December 31, 2015 increased 5 basis points to 0.32% from 0.27% for the twelve months ended December 31, 2014. Class balances as a percentage of total loans are evaluated to determine growth areas. Classes that increased were construction loans other; one-to-four family residential real estate, closed-end junior liens; commercial and industrial loans; public sector and IDA; automobile loans; and other consumer loans. High risk loans, defined by the Company to be junior lien mortgages, interest only loans and loans with high loan-to-value ratios, were examined. The percentage of high-risk loans as a percentage of total loans increased slightly from December 31, 2014.

Economic factors were analyzed to determine their impact on the credit risk of the loan portfolio. From December 31, 2014 to December 31, 2015, positive indicators were decreases in unemployment, home vacancy rates and the inventory of existing homes on the market, while average bankruptcy rates were found to have increased. Management’s analysis of the loan portfolio and pertinent economic conditions resulted in a determination of the allowance for loan losses for collectively-evaluated loans of $8,252 at December 31, 2015, up from $7,981 at December 31, 2014. As of December 31, 2015, the unallocated portion of the reserve was $28, and at December 31, 2014 the unallocated reserve was $48. Individually-evaluated impaired loans are valued using the appraised value of the underlying collateral or the present value of cash flows for each loan. Valuation procedures for impaired loans resulted in a required reserve for impaired loans of $45 at December 31, 2015 and $282 at December 31, 2014. The total required reserves of $8,297 at December 31, 2015, $8,263 as of December 31, 2014 and $8,227 as of December 31, 2013 indicated provision charges for loan losses of $2,009 for the twelve months ended December 31, 2015, $1,641 for the twelve months ended December 31, 2014 and $1,531 for the twelve months ended December 31, 2013.

B.     Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

	December 31,
	2015		2014		2013		2012		2011
	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
Real estate construction	$576	7.78%	$612	7.52%	$863	7.70%	$1,070	8.48%	$1,079	8.23%
Consumer real estate	1,866	23.15%	1,662	24.25%	1,697	24.39%	2,263	24.15%	1,245	25.49%
Commercial real estate	4,109	49.92%	3,537	51.25%	3,685	52.17%	3,442	51.31%	3,515	51.44%
Commercial non real estate	655	6.06%	1,475	5.51%	989	5.24%	959	6.30%	1,473	6.59%
Public sector and IDA	436	8.28%	327	6.82%	132	5.74%	142	4.41%	232	2.64%
Consumer non real estate	627	4.81%	602	4.65%	576	4.76%	424	5.35%	403	5.61%
Unallocated	28		48		285		49		121
	$8,297	100.00%	$8,263	100.00%	$8,227	100.00%	$8,349	100.00%	$8,068	100.00%

An analysis of the allowance for loan losses by impairment basis follows:

	December 31,

	2015	2014	2013
Impaired loans	$15,346	$15,121	$12,985
Allowance related to impaired loans	45	282	624
Allowance to impaired loans	0.29%	1.87%	4.81%

Non-impaired loans	604,538	591,198	583,610
Allowance related to non-impaired loans	8,252	7,981	7,603
Allowance to non-impaired loans	1.37%	1.35%	1.30%

Total loans	619,884	606,319	596,595
Less: unearned income and deferred fees	(876)	(853)	(905)
Loans, net of unearned income and deferred fees	619,008	605,466	595,690
Allowance for loan losses, total	8,297	8,263	8,227
Allowance as a percentage of loans, net of unearned	1.34%	1.36%	1.38%

The allowance percentage for impaired loans was 0.29%, 1.87% and 4.81% as of December 31, 2015, 2014 and 2013 respectively. The ratio is subject to fluctuation because impaired loans are individually evaluated. The amount of the individual impaired loan balance that exceeds the fair value is accrued in the allowance for loan losses.

The allowance percentage for non-impaired loans was 1.37%, 1.35% and 1.30% as of December 31, 2015, 2014 and 2013 respectively. The allowance for non-impaired loans is determined by applying historical charge-off percentages, as well as additional accruals for internal and external credit risk factors to groups of non-impaired loans. The ratio increased from 2014 due to increases in net charge-offs, accruing loans 30-89 days past due, levels of loans rated “special mention”, levels of high-risk loans and certain economic factors, partially offset by positive changes in levels of nonaccrual loans, classified loans and certain other economic factors. The ratio increased from 2013 to 2014 due to increases in nonaccrual loans and criticized loans, as well as the impact of certain economic factors.

Securities

The fair value of securities available for sale was $236,131, an increase of $13,287 or 5.96% from December 31, 2014. The amortized cost of securities held to maturity was $152,028 at December 31, 2015 and $161,452 at December 31, 2014, a decrease of $9,424 or 5.84%.

Additional information about securities available for sale and securities held to maturity can be found in Note 3 of the Notes to Consolidated Financial Statements.

The financial markets have experienced increased volatility and increased risk during the economic downturn and slow recovery. The risk in financial markets affects the Company in the same way that it affects other institutional and individual investors. The Company’s investment portfolio includes corporate bonds. If, because of economic hardship, the corporate issuers were to default, there could be a delay in the payment of interest, or there could be a loss of principal and accrued interest. To date, there have been no defaults in any of the corporate bonds held in the portfolio. The Company’s investment portfolio also contains a large percentage of municipal bonds. The recession and a slow recovery may negatively impact the ability of states and municipalities to make scheduled principal and interest payments on their outstanding indebtedness. If their income from taxes and other sources declines significantly, states and municipalities could default on their bond obligations. There have been no defaults among the municipal bonds in the Company’s investment portfolio.

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

Maturities and Associated Yields

The following table presents the maturities for securities available for sale and held to maturity at their carrying values as of December 31, 2015 and weighted average yield for each range of maturities.

$ in thousands, except percent data	Maturities and Yields December 31, 2015
	< 1 Year		1-5 Years		5-10 Years		> 10 Years		None		Total
Available for Sale:
U.S. Government agencies	$	---		$60,980		$27,428		$124,056	$	---	$212,464
		---		1.37%		2.37%		3.20%		---	2.58%
Mortgage-backed securities		$8		$281		$138		$892	$	---	$1,319
		5.66%		4.97%		5.50%		5.38%		---	5.30%
States and political subdivision – nontaxable (1)		$984		$5,896		$4,270		$5,325	$	---	$16,475
		6.19%		5.67%		5.89%		5.76%		---	5.79%
Corporate	$	---		$1,020	$	---		$4,726	$	---	$5,746
		---		2.48%		---		4.15%		---	3.88%
Other securities	$	---	$	---	$	---	$	---		$127	$127
		---		---		---		---		---	---
Total		$992		$68,177		$31,836		$134,999		$127	$236,131
		6.19%		1.77%		2.86%		3.35%		---	2.85%

Restricted stock:
Restricted stock	$	---	$	---	$	---	$	---		$1,129	$1,129
		---		---		---		---		3.99%	3.99%

Held to Maturity:
U.S. Government agencies	$	---		$2,004		$2,972		$8,933	$	---	$13,909
		---		4.39%		2.92%		3.18%		---	3.30%
Mortgage-backed securities	$	---	$	---		$162		$165	$	---	$327
		---		---		5.47%		5.71%		---	5.59%
States and political subdivision – nontaxable (1)		$709		$10,039		$18,154		$107,471	$	---	$136,373
		6.72%		5.87%		5.46%		5.33%		---	5.40%
Corporate		$451		$968	$	---	$	---	$	---	$1,419
		0.58%		2.40%		---		---		---	1.82%
Total		$1,160		$13,011		$21,288		$116,569	$	---	$152,028
		4.33%		5.38%		5.11%		5.17%		---	5.17%

(1) Rates shown represent weighted average yield on a fully taxable basis.

The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2015 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Federal Financial Institution Examination Council’s (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume that have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders’ equity.

Deposits

Total deposits increased by $36,431 or 3.71%, from $982,428 at December 31, 2014 to $1,018,859 at December 31, 2015. Total deposits grew $22,392, or 2.33%, from $960,036 at December 31, 2013 to December 31, 2014. A portion of the increase in both 2015 and 2014 is attributable to a higher level of municipal deposits. The increases in total deposits for 2015 and 2014 were internally generated and not the result of acquisitions.

A.     Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

	Year Ended December 31,
	2015		2014		2013
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$159,829	---	$146,532	---	$141,445	---
Interest-bearing demand deposits	526,682	0.55%	501,956	0.67%	459,340	0.82%
Savings deposits	85,940	0.04%	78,778	0.04%	72,783	0.05%
Time deposits	204,146	0.60%	230,418	0.64%	259,914	0.84%
Average total deposits	$976,597	0.43%	$957,684	0.60%	$933,482	0.75%

B.     Time Deposits of $250 or More

The following table sets forth time certificates of deposit and other time deposits of $250 or more:

	December 31, 2015
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits of $250 or more	$5,409	$2,259	$6,757	$6,647	$21,072

Derivatives and Market Risk Exposures

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 14, of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA’s and FNMA’s, with a fair value of approximately $1,682. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.

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

The effects of changing interest rates are primarily managed through adjustments to the loan portfolio and deposit base, to the extent competitive factors allow. The investment portfolio is generally longer term. Adjustments for asset and liability management are made when securities are called or mature and funds are subsequently reinvested. Securities may be sold for reasons related to credit quality or regulatory limitations, and in limited circumstances, securities available for sale have been disposed of for interest rate risk management. No trading activity for this purpose is planned in the foreseeable future, though it does remain an option.

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

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank advances. At December 31, 2015, the bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. At December 31, 2015, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At December 31, 2015, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At December 31, 2015, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At December 31, 2015, the loan to deposit ratio was 60.76%, slightly below policy levels. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on lease arrangements, contractual commitments with depositors, and service contracts. The table below presents our significant contractual obligations as of December 31, 2015, except for pension and other postretirement benefit plans, which are included in Note 8, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-K.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Time deposits	$192,383	$104,645	$70,524	$17,160	$54
Purchase obligations (1)	10,525	3,015	4,416	3,094	---
Operating leases	972	266	488	218	---
Total	$203,880	$107,926	$75,428	$20,472	$54

(1)	Includes contracts with a minimum annual payment of $100

As of December 31, 2015, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2015, the Company has no material commitments or long-term debt for capital expenditures

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

Total stockholders’ equity at December 31, 2015 was $172,114, an increase of $5,811, or 3.49%, from the $166,303 at December 31, 2014. The largest component of 2015 stockholders’ equity was retained earnings of $171,353, which included net income of $15,833, offset by dividends of $7,930. Stock options exercised in 2015 provided $173. Total stockholders’ equity increased by $20,411 or 13.99%, from $145,892 on December 31, 2013 to $166,303 on December 31, 2014.

The Tier I and Tier II risk-based capital ratios at December 31, 2015 were 24.38% and 25.53%, respectively. Capital ratios are significantly above the regulatory minimum requirements of 6% for Tier I and 8% for Tier II. The Tier I and Tier II risk-based capital ratios at December 31, 2014 were 23.69% and 24.88%, respectively.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements at December 31, 2015 are detailed in the table below.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years		4-5 Years		More Than 5 Years
Commitments to extend credit	$125,934	$125,934	$	---	$	---	$	---
Standby letters of credit	15,248	15,248		---		---		---
Mortgage loans with potential recourse	17,571	17,571		---		---		---
Operating leases	972	266		488		218		---
Total	$159,725	$159,019		$488		$218	$	---

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.

Standby letters of credit are also issued to the bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $40 in 2015.

While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit from which it can draw funds. A sale of loans or investments would also be an option.

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed. The Company estimates a potential loss reserve for recourse provisions. The amount is not material as of December 31, 2015. To date, no recourse provisions have been invoked.

Operating leases are for buildings used in the Company’s day-to-day operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk is set forth above in the “Interest Rate Sensitivity” and “Derivatives and Market Risk Exposure” sections of the Management’s Discussion and Analysis.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets	December 31,
$ in thousands, except share and per share data	2015	2014
Assets
Cash and due from banks	$12,152	$12,894
Interest-bearing deposits	130,811	102,548
Securities available for sale, at fair value	236,131	222,844
Securities held to maturity (fair value of $158,032 at December 31, 2015 and $167,703 at December 31, 2014)	152,028	161,452
Restricted stock	1,129	1,089
Mortgage loans held for sale	634	291
Loans:
Real estate construction loans	48,251	45,562
Consumer real estate loans	143,504	147,039
Commercial real estate loans	309,378	310,762
Commercial non real estate loans	37,571	33,413
Public sector and IDA loans	51,335	41,361
Consumer non real estate loans	29,845	28,182
Total loans	619,884	606,319
Less unearned income and deferred fees	(876)	(853)
Loans, net of unearned income and deferred fees	619,008	605,466
Less allowance for loan losses	(8,297)	(8,263)
Loans, net	610,711	597,203
Premises and equipment, net	9,020	9,131
Accrued interest receivable	5,769	5,748
Other real estate owned, net	4,165	4,744
Intangible assets and goodwill	6,224	7,223
Bank-owned life insurance (BOLI)	22,401	21,797
Other assets	8,564	7,767
Total assets	$1,199,739	$1,154,731
Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$166,453	$150,744
Interest-bearing demand deposits	569,787	533,641
Savings deposits	90,236	81,297
Time deposits	192,383	216,746
Total deposits	1,018,859	982,428
Accrued interest payable	56	68
Other liabilities	8,710	5,932
Total liabilities	1,027,625	988,428
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding, 6,957,974 shares in 2015 and 6,950,474 in 2014	8,698	8,688
Retained earnings	171,353	163,287
Accumulated other comprehensive loss, net	(7,937)	(5,672)
Total stockholders’ equity	172,114	166,303
Total liabilities and stockholders’ equity	$1,199,739	$1,154,731

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
$ in thousands, except share and per share data	2015	2014	2013
Interest Income
Interest and fees on loans	$30,446	$31,058	$32,484
Interest on interest-bearing deposits	254	262	213
Interest on securities – taxable	6,776	6,798	6,585
Interest on securities – nontaxable	5,438	5,826	6,388
Total interest income	42,914	43,944	45,670

Interest Expense
Interest on deposits	4,183	4,899	5,955
Total interest expense	4,183	4,899	5,955
Net interest income	38,731	39,045	39,715
Provision for loan losses	2,009	1,641	1,531
Net interest income after provision for loan losses	36,722	37,404	38,184

Noninterest Income
Service charges on deposit accounts	2,250	2,434	2,563
Other service charges and fees	215	187	225
Credit card fees	3,861	3,631	3,330
Trust income	1,229	1,213	1,150
BOLI income	603	616	658
Other income	1,295	1,037	1,342
Realized securities gains (losses), net	33	2	(46)
Total noninterest income	9,486	9,120	9,222

Noninterest Expense
Salaries and employee benefits	12,522	11,606	11,907
Occupancy, furniture and fixtures	1,728	1,703	1,616
Data processing and ATM	1,657	1,650	1,700
FDIC assessment	546	533	554
Credit card processing	2,692	2,593	2,546
Intangible assets amortization	999	1,075	1,078
Net costs of other real estate owned	608	369	296
Franchise taxes	1,288	1,182	1,083
Other operating expenses	3,595	3,721	3,519
Total noninterest expense	25,635	24,432	24,299
Income before income taxes	20,573	22,092	23,107
Income tax expense	4,740	5,178	5,317
Net income	$15,833	$16,914	$17,790

Basic net income per common share	$2.28	$2.43	$2.56
Fully diluted net income per common share	$2.28	$2.43	$2.55

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in thousands, except share and per share data	2015	2014	2013
Net Income	$15,833	$16,914	$17,790

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gains (losses) on available for sale securities net of tax of ($571) in 2015, $6,693 in 2014, and ($8,665) in 2013	(1,064)	12,430	(16,091)
Reclassification adjustment for (gains) losses included in net income, net of tax of ($12) in 2015, ($1) in 2014, and $19 in 2013	(21)	(1)	33
Net pension gain (losses) arising during the period, net of tax of ($597) in 2015, ($574) in 2014 and $1,022 in 2013	(1,108)	(1,066)	1,898
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($38) in 2015, ($39) in 2014, and ($35) in 2013	(72)	(71)	(66)
Other comprehensive income (loss), net of tax of ($1,218) in 2015, $6,079 in 2014, and ($7,659) in 2013	(2,265)	11,292	(14,226)
Total Comprehensive Income	$13,568	$28,206	$3,564

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except share and per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2012	$8,685	$144,162	$(2,738)	$150,109
Net income	---	17,790	---	17,790
Other comprehensive loss, net of tax of ($7,659)	---	---	(14,226)	(14,226)
Cash dividend ($1.12 per share)	---	(7,781)	---	(7,781)
Balance at December 31, 2013	$8,685	$154,171	$(16,964)	$145,892
Net income	---	16,914	---	16,914
Other comprehensive income, net of tax of $6,079	---	---	11,292	11,292
Cash dividend ($1.13 per share)	---	(7,853)	---	(7,853)
Exercise of stock options	3	55	---	58
Balance at December 31, 2014	$8,688	$163,287	$(5,672)	$166,303
Net income	---	15,833	---	15,833
Other comprehensive loss, net of tax of ($1,218)	---	---	(2,265)	(2,265)
Cash dividend ($1.14 per share)	---	(7,930)	---	(7,930)
Exercise of stock options	10	163	---	173
Balance at December 31, 2015	$8,698	$171,353	$(7,937)	$172,114

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
$ in thousands, except share and per share data	2015	2014	2013
Cash Flows from Operating Activities
Net income	$15,833	$16,914	$17,790
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,009	1,641	1,531
Deferred income tax expense	10	73	64
Depreciation of premises and equipment	749	732	726
Amortization of intangibles	999	1,075	1,078
Amortization of premiums and accretion of discounts, net	117	138	171
(Gains) losses on disposal of fixed assets	15	94	(11)
(Gains) losses on calls of securities available for sale, net	(33)	(2)	52
Gains on calls of securities held to maturity, net	---	---	(6)
Losses and writedowns on other real estate owned	426	129	99
Income on investment in BOLI	(603)	(616)	(658)
Gains on sale of mortgage loans held for sale	(273)	(159)	(335)
Originations of mortgage loans held for sale	(17,641)	(9,104)	(16,737)
Sale of mortgage loans held for sale	17,571	10,248	18,592
Net change in:
Accrued interest receivable	(21)	201	298
Other assets	420	(574)	1,760
Accrued interest payable	(12)	(24)	(47)
Other liabilities	963	(428)	83
Net cash provided by operating activities	20,529	20,338	24,450

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(28,263)	(4,482)	(781)
Proceeds from repayments of mortgage-backed securities	717	902	1,745
Proceeds from calls and maturities of securities available for sale	64,556	11,088	63,886
Proceeds from calls and maturities of securities held to maturity	9,205	8,677	9,738
Purchases of securities available for sale	(80,093)	(33,905)	(83,996)
Purchases of securities held to maturity	---	(6,381)	(13,484)
Net change in restricted stock	(40)	325	275
Purchases of loan participations	(1,001)	(200)	(900)
Collections of loan participations	1,978	1,539	152
Loan originations and principal collections, net	(17,259)	(13,880)	(8,830)
Proceeds from disposal of other real estate owned	773	744	854
Recoveries on loans charged off	145	255	167
Additions to premises and equipment	(663)	(459)	(276)
Proceeds from sale of premises and equipment	---	453	11
Net cash used in investing activities	(49,945)	(35,324)	(31,439)

Cash Flows from Financing Activities
Net change in time deposits	(24,363)	(24,963)	(36,029)
Net change in other deposits	60,794	47,355	49,299
Cash dividends paid	(7,930)	(7,853)	(7,781)
Stock options exercised	173	58	---
Net cash provided by financing activities	28,674	14,597	5,489

Net change in cash and due from banks	(742)	(389)	(1,500)
Cash and due from banks at beginning of year	12,894	13,283	14,783
Cash and due from banks at end of year	$12,152	$12,894	$13,283

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$4,195	$4,923	$6,002
Income taxes paid	4,790	5,282	5,145

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for loan losses	$2,120	$1,860	$1,820
Loans transferred to other real estate owned	620	905	4,230
Unrealized gains (losses) on securities available for sale	(1,668)	19,121	(24,704)
Minimum pension liability adjustment	(1,815)	1,750	2,819

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and amounts due from banks.

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

The commercial real estate segment includes loans secured by multifamily residential real estate, commercial real estate occupied by the owner/borrower, and commercial real estate leased to non-owners. Loans in the commercial real estate segment are impacted by economic risks from changing commercial real estate markets, rental markets for multi-family housing and commercial buildings, business bankruptcy rates, local unemployment rates and interest rate trends that would impact the businesses housed by the commercial real estate.

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

Consumer non real estate includes credit cards, automobile and other consumer loans. Credit cards and certain other consumer loans are unsecured, while collateral is obtained for automobile loans and other consumer loans. Credit risk stems primarily from the borrower’s ability to repay. If the loan is secured, the company analyzes loan-to-value ratios. All consumer non real estate loans are analyzed for debt-to-income ratios and previous credit history, as well as for general risks for the portfolio, including local unemployment rates, personal bankruptcy rates and interest rates.

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

The Company considers multiple factors when determining whether to discontinue accrual of interest on individual loans. Generally loans are placed in nonaccrual status when collection of interest and/or full principal is considered doubtful. Interest accrual is discontinued at the time a commercial real estate loan or commercial non-real estate loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans within all loan classes that are not restructured but that are impaired and have an associated impairment loss are placed on nonaccrual unless the borrower is paying as agreed. Restructured loans within all classes that allow the borrower to discontinue payments of principal or interest for more than 90 days are placed on nonaccrual unless the modification provides reasonable assurance of repayment performance and collateral value supports regular underwriting requirements. Restructured loans within all classes that maintain current status for at least a six-month period, including history prior to restructuring, may be returned to accrual status.

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

Specific allowances are established for individually-evaluated impaired loans based on the excess of the loan balance relative to the fair value of the loan. Impaired loans are designated as such when current information indicates that it is probable that the Company will be unable to collect principal or interest when due according to the contractual terms of the loan agreement. Loan relationships exceeding $250,000 in nonaccrual status or that are significantly past due, or for which a credit review identified weaknesses that indicate principal and interest will not be collected according to the loan terms, as well as all loans modified in a troubled debt restructuring, are designated impaired. This policy is applicable to all loan classes.

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

Other Real Estate Owned

Real estate acquired through or in lieu of foreclosure is held for sale and is initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other operating expenses.

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

The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value, the second technique estimates fair value using current market pricing multiples for companies comparable to NBI, while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to NBI. Certain key judgments were used in the valuation measurement. Goodwill is held by the Company’s bank subsidiary. The bank subsidiary is 100% owned by the Company, and no market capitalization is available. Because most of the Company’s assets are comprised of the subsidiary bank’s equity, the Company’s market capitalization was used to estimate the Bank’s market capitalization. Other judgments include the assumption that the companies and transactions used as comparables for the second and third technique were appropriate to the estimate of the Company’s fair value, and that the comparable multiples are appropriate indicators of fair value, and compliant with accounting guidance.

Each measure indicated that the Company’s fair value exceeded its book value. No indicators of impairment for goodwill were identified during the years ended December 31, 2015, 2014, and 2013.

Acquired intangible assets (such as core deposit intangibles) are recognized separately from goodwill if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its useful life. The Company amortizes on a straight-line basis intangible assets arising from branch purchase transactions over their useful lives, generally ten to twelve years. Core deposit intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used. The impairment testing showed that the expected cash flows of the intangible assets exceeded the carrying value.

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

Earnings Per Common Share

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to stock options outstanding during the period and are determined using the treasury stock method.

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of dilutive potential common stock.

	2015	2014	2013
Average number of common shares outstanding	6,953,849	6,948,789	6,947,974
Effect of dilutive options	3,245	10,345	20,419
Average number of common shares outstanding used to calculate diluted earnings per common share	6,957,094	6,959,134	6,968,393

The computation of diluted net income per common share excludes shares for stock options that would be anti-dilutive. There were no anti-dilutive shares in 2015, 2014 or 2013.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Advertising

The Company charges advertising costs to expenses as incurred. In 2015, the Company expensed $105, and expensed $174 and $194 in 2014 and 2013, respectively.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, other-than-temporary impairments of securities, evaluation of impairment of goodwill and other intangibles, and pension obligations.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718),” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company does not expect the adoption of ASU 2015-05 to have a material impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) – 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient.” The amendments within this ASU are in 3 parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part II amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part III amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts 1 and 2 of this ASU are effective on a retrospective basis and Part 3 is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-12 to have a material impact on its consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The adoption of ASU 2015-15 did not have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-01, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

Note 2: Restriction on Cash

The Company’s subsidiary bank is a member of the Federal Reserve System. The Federal Reserve does not require member banks to hold an average balance in order to purchase services from the Federal Reserve.

Note 3: Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2015
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$216,897	$519	$4,952	$212,464
States and political subdivisions	15,934	541	---	16,475
Mortgage-backed securities	1,199	120	---	1,319
Corporate debt securities	6,015	22	291	5,746
Other securities	189	---	62	127
Total securities available for sale	$240,234	$1,202	$5,305	$236,131

	December 31, 2014
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$197,740	$973	$4,494	$194,219
States and political subdivisions	18,529	851	---	19,380
Mortgage-backed securities	1,830	184	---	2,014
Corporate debt securities	6,991	140	27	7,104
Other securities	189	---	62	127
Total securities available for sale	$225,279	$2,148	$4,583	$222,844

The amortized cost and fair value of single maturity securities available for sale at December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2015.

	December 31, 2015
Available for sale:	Amortized Cost	Fair Value
Due in one year or less	$974	$992
Due after one year through five years	68,172	68,177
Due after five years through ten years	32,062	31,836
Due after ten years	138,837	134,999
No maturity	189	127
	$240,234	$236,131

The Company holds restricted stock with the Federal Home Loan Bank and the Federal Reserve. Required ownership amounts are determined by the correspondent banks and the Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded. The Company held restricted stock of $1,129 as of December 31, 2015 and $1,089 as of December 31, 2014.

The amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows:

	December 31, 2015
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$13,909	$288	$177	$14,020
States and political subdivisions	136,373	6,179	330	142,222
Mortgage-backed securities	327	36	---	363
Corporate debt securities	1,419	10	2	1,427
Total securities held to maturity	$152,028	$6,513	$509	$158,032

	December 31, 2014
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$18,922	$350	$245	$19,027
States and political subdivisions	140,702	6,823	727	146,798
Mortgage-backed securities	415	51	---	466
Corporate debt securities	1,413	1	2	1,412
Total securities held to maturity	$161,452	$7,225	$974	$167,703

The amortized cost and fair value of single maturity securities held to maturity at December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2015.

	December 31, 2015
Held to maturity:	Amortized Cost	Fair Value
Due in one year or less	$1,160	$1,168
Due after one year through five years	13,011	13,849
Due after five years through ten years	21,288	22,317
Due after ten years	116,569	120,698
	$152,028	$158,032

Information pertaining to securities with gross unrealized losses at December 31, 2015 and 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2015
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and corporations	$88,255	$1,800	$84,959	$3,329
State and political subdivisions	3,449	24	10,161	306
Corporate debt securities	4,974	292	200	1
Other securities	---	---	127	62
Total temporarily impaired securities	$96,678	$2,116	$95,447	$3,698

	December 31, 2014
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and corporations	$6,964	$30	$156,149	$4,709
State and political subdivisions	1,222	35	19,818	692
Corporate debt securities	450	2	1,948	27
Other securities	---	---	127	62
Total temporarily impaired securities	$8,636	$67	$178,042	$5,490

The Company had 209 securities with a fair value of $192,125 that were temporarily impaired at December 31, 2015.  The total unrealized loss on these securities was $5,814. Of the temporarily impaired total, 106 securities with a fair value of $95,447 and an unrealized loss of $3,698 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at December 31, 2015 for the reasons set out below.

U.S. Government agencies.   The unrealized losses of $5,129 on US Government agency securities stemmed from 178 securities with a fair value of $173,214. The unrealized losses were caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. The Company is monitoring bond market trends and developing strategies to address unrealized losses. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

States and political subdivisions. This category’s unrealized losses of $330 on 23 securities with a fair value of $13,610 are primarily the result of interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Corporate. The Company’s unrealized losses of $293 on 7 corporate debt securities with a fair value of $5,174 are related to interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other securities. The Company holds a small investment in community bank stock. One security with a fair value of $127 has an unrealized loss of $62. The value of this investment has been negatively affected by market conditions. Because the Company does not intend to sell this investment before recovery of its amortized cost basis, the Company does not consider this investment to be other-than-temporarily impaired.

Restricted stock. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans totaling approximately $440,062 at December 31, 2015, and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at December 31, 2015, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

At December 31, 2015 and 2014, securities with a carrying value of $156,721 and $157,951, respectively, were pledged to secure municipal deposits and for other purposes as required or permitted by law.

Note 4: Related Party Transactions

In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to related parties, including executive officers and directors of Bankshares and its subsidiaries. Total funded advances extended to related parties amounted to $8,657 at December 31, 2015 and $6,628 at December 31, 2014. During the year ended December 31, 2015, total principal additions were $4,052 and principal payments were $2,023. The Company held $11,275 in deposits for related parties as of December 31, 2015.

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

Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate the probability that collection will not occur when due according to the loan’s terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “other assets especially mentioned.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair value. Impaired loans that are not troubled debt restructures and for which fair value measurement indicates an impairment loss are designated nonaccrual. A restructured loan that maintains current status for at least six months may be in accrual status.

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
Other consumer loans
Commercial Real Estate
Multifamily real estate
Commercial real estate, owner-occupied
Commercial real estate, other

Historical Loss Rates

The Company’s allowance methodology for collectively-evaluated loans applies historical loss rates by class to current class balances as part of the process of determining required reserves. Class loss rates are calculated as the net charge-offs for the class as a percentage of average class balance. The Company averages loss rates for the most recent 8 quarters to determine the historical loss rate for each class.

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

The analysis of certain factors results in standard allocations to all segments and classes. These factors include loan officers’ average years of experience, the risk from changes in loan review, unemployment levels, bankruptcy rates, interest rate environment, and competition. Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include the risk from changes in lending policies, levels of past due loans, nonaccrual loans, current class balance as a percentage of total loans, and the percentage of high risk loans within the class. Additionally, factors specific to each segment are analyzed and result in allocations to the segment. Please refer to Note 1: Summary of Significant Accounting Policies for a discussion of risk factors pertinent to each class.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows:

	Years ended December 31,
	2015	2014	2013
Balance at beginning of year	$8,263	$8,227	$8,349
Loans charged off	(2,120)	(1,860)	(1,820)
Recoveries of loans previously charged off	145	255	167
Provision for loan losses	2,009	1,641	1,531
Balance at end of year	$8,297	$8,263	$8,227

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows:

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2014	$612	$1,662	$3,537	$1,475	$327	$602	$48	$8,263
Charge-offs	---	(205)	(1,114)	(490)	---	(311)	---	(2,120)
Recoveries	---	2	49	1	---	93	---	145
Provision for loan losses	(36)	407	1,637	(331)	109	243	(20)	2,009
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2014
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2013	$863	$1,697	$3,685	$989	$132	$576	$285	$8,227
Charge-offs	(2)	(222)	(1,201)	(89)	---	(346)	---	(1,860)
Recoveries	---	---	50	132	---	73	---	255
Provision for loan losses	(249)	187	1,003	443	195	299	(237)	1,641
Balance, December 31, 2014	$612	$1,662	$3,537	$1,475	$327	$602	$48	$8,263

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2013
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2012	$1,070	$2,263	$3,442	$959	$142	$424	$49	$8,349
Charge-offs	(184)	(256)	(64)	(968)	---	(348)	---	(1,820)
Recoveries	44	1	25	18	---	79	---	167
Provision for loan losses	(67)	(311)	282	980	(10)	421	236	1,531
Balance, December 31, 2013	$863	$1,697	$3,685	$989	$132	$576	$285	$8,227

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2015
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$22	$23	$	---	$	---	$	---	$	---	$45
Collectively evaluated for impairment		576	1,844	4,086		655		436		627		28	8,252
Total		$576	$1,866	$4,109		$655		$436		$627		$28	$8,297

	Loans by Segment and Evaluation Method as of
	December 31, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$718	$962	$12,575	$1,091	$	---	$	---	$	---	$15,346
Collectively evaluated for impairment	47,533	142,542	296,803	36,480		51,335		29,845		---	604,538
Total	$48,251	$143,504	$309,378	$37,571		$51,335		$29,845	$	---	$619,884

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2014
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$14	$258	$10	$	---	$	---	$	---	$282
Collectively evaluated for impairment		612	1,648	3,279	1,465		327		602		48	7,981
Total		$612	$1,662	$3,537	$1,475		$327		$602		$48	$8,263

	Loans by Segment and Evaluation Method as of
	December 31, 2014
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$819	$13,624	$678	$	---	$	---	$	---	$15,121
Collectively evaluated for impairment		45,562	146,220	297,138	32,735		41,361		28,182		---	591,198
Total		$45,562	$147,039	$310,762	$33,413		$41,361		$28,182	$	---	$606,319

A summary of ratios for the allowance for loan losses follows:

	December 31,
	2015	2014
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.34%	1.36%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees	0.32%	0.27%

A summary of nonperforming assets follows:

	December 31,
	2015	2014
Nonperforming assets:
Nonaccrual loans	$2,043	$3,999
Restructured loans in nonaccrual	4,639	5,288
Total nonperforming loans	6,682	9,287
Other real estate owned, net	4,165	4,744
Total nonperforming assets	$10,847	$14,031
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.74%	2.30%
Ratio of allowance for loan losses to nonperforming loans(1)	124.17%	88.97%

(1)	The Company defines nonperforming loans as total nonaccrual and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows:

	December 31,
	2015		2014
Loans past due 90 days or more and still accruing		$156		$207
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.03%		0.03%
Accruing restructured loans		$8,814		$6,040
Impaired loans:
Impaired loans with no valuation allowance		$12,973		$7,615
Impaired loans with a valuation allowance		2,373		7,506
Total impaired loans		15,346		15,121
Valuation allowance		(45)		(282)
Impaired loans, net of allowance		$15,301		$14,839
Average recorded investment in impaired loans(1)		$17,297		$16,311
Income recognized on impaired loans, after designation as impaired		$769		$473
Amount of income recognized on a cash basis	$	---	$	---

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

No interest income was recognized on nonaccrual loans for the years ended December 31, 2015, 2014 or 2013. Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, by loan class follows:

	Impaired Loans as of December 31, 2015
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$718	$718	$718	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	713	669	305		364		13
Residential closed-end junior liens	218	218	---		218		5
Investor-owned residential real estate	75	75	---		75		4

Commercial Real Estate(2)
Multifamily real estate	1,988	1,728	1,728		---		---
Commercial real estate, owner occupied	5,068	5,020	3,304		1,716		23
Commercial real estate, other	5,990	5,827	5,827		---		---

Commercial Non Real Estate(2)
Commercial and Industrial	1,099	1,091	1,091		---		---
Total	$15,869	$15,346	$12,973		$2,373		$45

	Impaired Loans as of December 31, 2014
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance	Related Allowance
Consumer Real Estate(2)
Residential closed-end first liens	$530	$503	$311	$192	$2
Residential closed-end junior liens	239	239	---	239	8
Investor-owned residential real estate	77	77	---	77	4

Commercial Real Estate(2)
Multifamily real estate	2,911	2,735	868	1,866	170
Commercial real estate, owner occupied	4,919	4,821	3,314	1,508	74
Commercial real estate, other	6,080	6,068	3,072	2,996	14

Commercial Non Real Estate(2)
Commercial and Industrial	678	678	50	628	10
Total	$15,434	$15,121	$7,615	$7,506	$282

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2015
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$612	$23
Consumer Real Estate(2)
Residential closed-end first liens	681	43
Residential closed-end junior liens	228	15
Investor-owned residential real estate	76	5

Commercial Real Estate(2)
Multifamily real estate	2,581	84
Commercial real estate, owner occupied	6,141	251
Commercial real estate, other	5,888	308

Commercial Non Real Estate(2)
Commercial and Industrial	1,090	40
Total	$17,297	$769

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2014
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$555	$31
Residential closed-end junior liens	249	16
Investor-owned residential real estate	77	5

Commercial Real Estate(2)
Multifamily real estate	2,773	---
Commercial real estate, owner occupied	5,836	203
Commercial real estate, other	6,114	175

Commercial Non Real Estate(2)
Commercial and Industrial	707	43
Total	$16,311	$473

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2013
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction, residential	$40	$	---
Construction, other	2,885		---

Consumer Real Estate(2)
Residential closed-end first liens	364		3
Residential closed-end junior liens	280		9
Investor-owned residential real estate	131		6

Commercial Real Estate(2)
Multifamily real estate	4,172		---
Commercial real estate, owner occupied	5,265		136
Commercial real estate, other	3,369		110

Commercial Non Real Estate(2)
Commercial and Industrial	117		3

Consumer Non Real Estate(2)
Automobile	31		---
Total	$16,654		$267

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

An analysis of past due and nonaccrual loans follows:

December 31, 2015
	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$	---	$	---	$718
Construction, other		26		---		---	---

Consumer Real Estate
Equity lines		16		---		---	---
Residential closed-end first liens		1,402		106		106	14
Residential closed-end junior liens		123		39		39	---
Investor-owned residential real estate		248		---		---	---

Commercial Real Estate
Multifamily real estate		684		1,728		---	1,728
Commercial real estate, owner occupied		---		357		---	494
Commercial real estate, other		---		---		---	2,845

Commercial Non Real Estate
Commercial and Industrial		142		883		---	883

Public Sector and IDA
Public sector and IDA		---		---		---	---

Consumer Non Real Estate
Credit cards		5		6		6	---
Automobile		286		5		5	---
Other consumer loans		60		---		---	---
Total		$2,992		$3,124		$156	$6,682

December 31, 2014
	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$	---	$	---	$	---
Construction, other		28		---		---		---

Consumer Real Estate
Equity lines		25		---		---		---
Residential closed-end first liens		719		185		80		105
Residential closed-end junior liens		74		1		1		---
Investor-owned residential real estate		336		45		---		59

Commercial Real Estate
Multifamily real estate		850		868		---		2,735
Commercial real estate, owner occupied		---		1,066		102		2,573
Commercial real estate, other		---		70		---		3,066

Commercial Non Real Estate
Commercial and Industrial		153		43		---		749

Public Sector and IDA
Public sector and IDA		---		---		---		---

Consumer Non Real Estate
Credit cards		3		4		4		---
Automobile		205		20		20		---
Other consumer loans		54		---		---		---
Total		$2,447		$2,302		$207		$9,287

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

Determination of risk grades was completed for the portfolio as of December 31, 2015, 2014 and 2013.

The following displays non-impaired gross loans by credit quality indicator:

December 31, 2015

	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$10,626	$3,694	$	---
Construction, other	33,213	---		---

Consumer Real Estate
Equity lines	16,236	15		87
Closed-end first liens	78,614	708		1,370
Closed-end junior liens	4,983	55		61
Investor-owned residential real estate	39,616	31		766

Commercial Real Estate
Multifamily residential real estate	77,060	---		1,804
Commercial real estate owner-occupied	121,741	1,165		1,274
Commercial real estate, other	93,701	58		---

Commercial Non Real Estate
Commercial and Industrial	35,652	285		543

Public Sector and IDA
States and political subdivisions	51,335	---		---

Consumer Non Real Estate
Credit cards	5,773	---		---
Automobile	12,414	102		138
Other consumer	11,359	31		28
Total	$592,323	$6,144		$6,071

December 31, 2014

	Pass	Special Mention (Excluding Impaired)		Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$14,222	$	---	$2,265
Construction, other	29,047		---	28

Consumer Real Estate
Equity lines	15,861		59	60
Closed-end first liens	78,806		1,566	1,412
Closed-end junior liens	4,258		21	95
Investor-owned residential real estate	42,781		688	614

Commercial Real Estate
Multifamily residential real estate	73,611		1,397	850
Commercial real estate owner-occupied	125,643		202	2,855
Commercial real estate, other	90,821		1,177	582

Commercial Non Real Estate
Commercial and Industrial	31,247		97	1,390

Public Sector and IDA
States and political subdivisions	41,361		---	---

Consumer Non Real Estate
Credit cards	5,705		---	---
Automobile	11,505		93	128
Other consumer	10,745		---	6
Total	$575,613		$5,300	$10,285

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings (“TDRs”). The following tables present restructurings by class that occurred during the years ended December 31, 2015 and 2014.

Note: Only classes with restructured loans are presented.

	Restructurings that occurred during the year ended December 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(1)
Real Estate Construction
Construction, 1-4 family residential	2	$718	$718

Commercial Real Estate
Commercial real estate owner-occupied	3	2,710	2,623
Commercial Non Real Estate
Commercial and industrial	1	200	200
Total	6	$3,628	$3,541

(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

During the twelve-month period ended December 31, 2015, the Company modified six loans in troubled debt restructurings in order to provide payment relief. One commercial real estate owner-occupied loan was restructured to forgive principal of $100, reduce the interest rate, capitalize interest and re-amortize payments. The fair value measurement of the restructured loan as of December 31, 2015 resulted in no specific allocation to the allowance for loan losses. Two commercial real estate owner-occupied loans were modified during the fourth quarter of 2015 to require payments of interest only. As of December 31, 2015, the impairment analysis determined a combined allocation to the allowance for loan losses of $23. Two construction loans were modified during the fourth quarter of 2015 to become non-revolving and require payments of interest only. The fair value measurement of the restructured loans as of December 31, 2015 resulted in no specific allocation to the allowance for loan losses. One commercial loan was restructured during the fourth quarter of 2015 to extend the maturity date. The fair value measurement of the restructured loan as of December 31, 2015 resulted in no specific allocation to the allowance for loan losses.

	Restructurings that occurred during the year ended December 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(1)
Consumer Real Estate
Closed-end first liens	1	$126	$143

Commercial Real Estate
Multifamily residential real estate	1	2,484	2,484
Commercial real estate owner-occupied	1	184	208
Commercial real estate non owner-occupied	2	2,967	3,008
Total	5	$5,761	$5,843

(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

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

Of the Company’s TDR’s that defaulted in 2015 and 2014, none were modified within 12 months prior to default. The company defines default as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.

Note 6: Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2015	2014
Premises	$13,097	$13,338
Furniture and equipment	6,600	10,707
Premises and equipment	$19,697	$24,045
Accumulated depreciation	(10,677)	(14,914)
Premises and equipment, net	$9,020	$9,131

Depreciation expense for the years ended December 2015, 2014 and 2013 amounted to $749, $732 and $726, respectively.

The Company leases certain branch facilities under noncancellable operating leases. The future minimum lease payments under these leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015 are as follows: $266 in 2016, $244 in 2017, $244 in 2018, $196 in 2019, and $22 thereafter.

Note 7: Deposits

The aggregate amounts of time deposits in denominations of $250 or more at December 31, 2015 and 2014 were $21,072 and $23,188, respectively.

At December 31, 2015 the scheduled maturities of time deposits are as follows:

2016	112,071
2017	43,771
2018	20,290
2019	7,257
2020	8,994
Thereafter	---
$192,383

At December 31, 2015 and 2014, overdraft demand deposits reclassified to loans totaled $307 and $367, respectively.

Note 8: Employee Benefit Plans

401(k) Plan

The Company has a Retirement Accumulation Plan qualifying under IRS Code Section 401(k), in which NBI, NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2015, 2014 and 2013, the Company contributed $294, $273 and $282, respectively, to the plan.

Employee Stock Ownership Plan

The Company has a nonleveraged Employee Stock Ownership Plan (ESOP) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the Board of Directors. Contribution expense amounted to $200, $100 and $275 in the years ended December 31, 2015, 2014 and 2013, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2015, the number of shares held by the ESOP was 240,874. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with ten years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and NBI or the ESOP, with the agreement of the Trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of distribution.

Salary Continuation Plan

The Company has a Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income, payable for the greater of 15 years after retirement or the officer’s lifetime. The expense accrued for the plans in 2015, 2014, and 2013, based on the present value of the retirement benefits, amounted to $396, $246, and $194, respectively. The plan is unfunded. However bank-owned life insurance has been acquired on the life of the key employees in amounts sufficient to discharge the obligations of the agreement.

Defined Benefit Plan

The Company’s defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. Information pertaining to activity in the plan is as follows:

	December 31,
	2015	2014	2013
Change in benefit obligation
Projected benefit obligation at beginning of year	$19,324	$17,185	$18,054
Service cost	620	524	596
Interest cost	669	663	617
Actuarial (gain) loss	798	1,674	(1,149)
Benefits paid	(984)	(722)	(933)
Projected benefit obligation at end of year	$20,427	$19,324	$17,185

Change in plan assets
Fair value of plan assets at beginning of year	$17,130	$16,605	$14,325
Actual return on plan assets	(155)	884	2,225
Employer contribution	140	363	988
Benefits paid	(984)	(722)	(933)
Fair value of plan assets at end of year	$16,131	$17,130	$16,605

Funded status at the end of the year	$(4,296)	$(2,194)	$(580)

Amounts recognized in the Consolidated Balance Sheet
Deferred tax asset	$1,504	$768	$203
Other liabilities	(4,296)	(2,194)	(580)
Total amounts recognized in the Consolidated Balance Sheet	$(2,792)	$(1,426)	$(377)

Amounts recognized in accumulated other comprehensive (loss), net
Net loss	$(8,627)	$(6,922)	$(5,282)
Prior service cost	559	669	779
Deferred tax asset	2,798	2,163	1,550
Amount recognized	$(5,270)	$(4,090)	$(2,953)
			(continued )

Accrued/Prepaid benefit cost, net
Benefit obligation	$(20,427)	$(19,324)	$(17,185)
Fair value of assets	16,131	17,130	16,605
Unrecognized net actuarial loss	8,627	6,922	5,282
Unrecognized prior service cost	(559)	(669)	(779)
Deferred tax liability	(1,294)	(1,395)	(1,347)
Prepaid benefit cost included in other liabilities	$2,478	$2,664	$2,576

Components of net periodic benefit cost
Service cost	$620	$524	$596
Interest cost	669	663	617
Expected return on plan assets	(1,166)	(1,112)	(984)
Amortization of prior service cost	(110)	(110)	(101)
Recognized net actuarial loss	414	262	532
Net periodic benefit cost	$427	$227	$660

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net (gain) loss	$1,705	$1,640	$(2,921)
Amortization of prior service cost	110	110	101
Deferred income tax expense (benefit)	(635)	(612)	987
Total recognized	$1,180	$1,138	$(1,833)

Total recognized in net periodic benefit cost and other comprehensive loss	$2,242	$1,977	$(2,160)

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	3.75%	4.50%	3.75%
Discount rate used for disclosure	4.00%	3.75%	4.50%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%

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

Fair value measurements of the pension plan’s assets at December 31, 2015 follow:

	Fair Value Measurements at December 31, 2015
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash	$876	$876	$	---	$	---
Equity securities:
U. S. companies	9,600	9,600		---		---
International companies	404	404		---		---
Equities mutual funds (1)	195	195		---		---
U. S. government agencies and corporations	104	---		104		---
State and political subdivisions	233	---		233		---
Corporate bonds – investment grade (2)	4,719	---		4,719		---
Total pension plan assets	$16,131	$11,075		$5,056	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

	Fair Value Measurements at December 31, 2014
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash	$737	$737	$	---	$	---
Equity securities:
U. S. companies	8,729	8,729		---		---
International companies	274	274		---		---
Equities mutual funds (1)	1,861	1,861		---		---
U. S. government agencies and corporations	107	---		107		---
State and political subdivisions	365	---		365		---
Corporate bonds – investment grade (2)	5,057	---		5,057		---
Total pension plan assets	$17,130	$11,601		$5,529	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

The Company’s required minimum pension contribution for 2016 has not yet been determined.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

	2016		$3,737
	2017		$2,118
	2018		$1,117
	2019		$814
	2020		$1,386
2021	-	2025	$3,883

Note 9: Stock Option Plan

The Company’s 1999 Stock Option Plan was adopted in 1999 and was terminated on March 9, 2009. Incentive stock options were granted annually to key employees of NBI and its subsidiaries from 1999 to 2005 and none have been granted since 2005. All of the stock options are vested.

A summary of the status of the Company’s stock option plan is presented below:

Options	Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	20,500		$23.00
Granted	---		---
Exercised	(7,500)		23.00
Forfeited or expired	(13,000)		23.00
Outstanding at December 31, 2015	---	$	---	---	$	---
Exercisable at December 31, 2015	---	$	---	---	$	---

In 2015, there were 7,500 shares exercised with an intrinsic value of $54. In 2014, there were 2,500 shares exercised with an intrinsic value of $15. There were no shares exercised in 2013. Intrinsic value is the difference between the price at which the shares may be exercised and the stock price as of the report date. No tax benefit was recognized on shares exercised in any of these years.

Note 10: Income Taxes

The Company files United States federal income tax returns, and Virginia, West Virginia and North Carolina state income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2012.

Allocation of income tax expense between current and deferred portions is as follows:

	Years ended December 31,
	2015	2014	2013
Current	$4,730	$5,105	$5,253
Deferred expense	10	73	64
Total income tax expense	$4,740	$5,178	$5,317

The following is a reconciliation of the “expected” income tax expense, computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense, with the reported income tax expense:

	Years ended December 31,
	2015	2014	2013
Computed “expected” income tax expense	$7,201	$7,732	$8,087
Tax-exempt interest income	(2,381)	(2,422)	(2,592)
Nondeductible interest expense	101	102	118
Other, net	(181)	(234)	(296)
Reported income tax expense	$4,740	$5,178	$5,317

The components of net deferred tax assets, included in other assets, are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses and unearned fee income	$3,229	$3,098
Valuation allowance on other real estate owned	188	37
Deferred compensation and other liabilities	2,829	1,897
Discount accretion of securities	19	28
Net unrealized loss on securities available for sale	1,436	852
Total deferred tax assets	$7,701	$5,912

Deferred tax liabilities:
Fixed assets	$(620)	$(160)
Deposit intangibles	(1,432)	(1,312)
Total deferred tax liabilities	(2,052)	(1,472)
Net deferred tax assets	$5,649	$4,440

The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2015 and 2014 because the realization of all gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.

Note 11: Restrictions on Dividends

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2015, 2014 and 2013, dividends received from the subsidiary bank were $7,930, $7,853 and $7,782, respectively.

Substantially all of Bankshares’ retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2015, retained net income, which was free of such restriction, amounted to approximately $28,213.

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
The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  As part of the new requirements, the Common Equity Tier I Capital ratio is calculated and utilized in the assessment of capital for all institutions.  Capital amounts and ratios for December 31, 2014 were calculated using the Basel I rules, which were effective until January 1, 2015.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1, and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015 and 2014, that the Company and the bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed the bank’s category. The Company’s and the bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are also presented in the following tables.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total capital (to risk weighted assets)
NBI consolidated	$184,054	25.5%	$57,681	8.0%	N/A	N/A
NBB	181,926	25.3%	57,526	8.0%	$71,908	10.0%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$175,757	24.4%	$43,261	6.0%	N/A	N/A
NBB	173,629	24.1%	43,145	6.0%	$57,526	8.0%
Common Equity Tier 1 capital (to risk weighted assets)
NBI consolidated	$175,757	24.4%	$32,446	4.5%	N/A	N/A
NBB	173,629	24.1%	32,358	4.5%	$46,740	6.5%
Tier 1 capital (to average assets)
NBI consolidated	$175,757	15.1%	$46,594	4.0%	N/A	N/A
NBB	173,629	14.9%	46,648	4.0%	$58,310	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital (to risk weighted assets)
NBI consolidated	$172,976	24.9%	$55,615	8.0%	N/A	N/A
NBB	170,665	24.6%	55,438	8.0%	$69,298	10.0%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$164,713	23.7%	$27,807	4.0%	N/A	N/A
NBB	162,402	23.4%	27,719	4.0%	$41,579	6.0%
Tier 1 capital (to average assets)
NBI consolidated	$164,713	14.6%	$45,122	4.0%	N/A	N/A
NBB	162,402	14.4%	45,074	4.0%	$56,342	5.0%

Note 13: Condensed Financial Statements of Parent Company

Financial information pertaining only to NBI (Parent) is as follows:

Condensed Balance Sheets

	December 31,
	2015	2014
Assets
Cash due from subsidiaries	$19	$10
Interest-bearing deposits	170	477
Securities available for sale	127	127
Securities held to maturity (fair value approximates $449 at December 31, 2015 and $450 at December 31, 2014)	451	452
Investments in subsidiaries, at equity	172,017	165,647
Other assets	56	188
Total assets	$172,840	$166,901

Liabilities and Stockholders’ Equity
Other liabilities	$726	$598
Stockholders’ equity	172,114	166,303
Total liabilities and stockholders’ equity	$172,840	$166,901

Condensed Statements of Income	Years Ended December 31,
	2015	2014	2013
Income
Dividends from subsidiaries	$7,930	$7,853	$7,882
Interest on securities – taxable	3	2	2
Interest on securities – nontaxable	---	1	19
Realized securities losses, net	---	---	(94)
Other income	1,208	1,250	1,219
	$9,141	$9,106	$9,028
Expenses
Other expenses	$2,051	$2,046	$1,943
Income before income tax benefit and equity in undistributed net income of subsidiaries	7,090	7,060	7,085
Applicable income tax benefit	210	136	160
Income before equity in undistributed net income of subsidiaries	7,300	7,196	7,245
Equity in undistributed net income of subsidiaries	8,533	9,718	10,545
Net income	$15,833	$16,914	$17,790

Condensed Statements of Cash Flows	Years ended December 31,
	2015	2014	2013
Cash Flows from Operating Expenses
Net income	$15,833	$16,914	$17,790
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(8,533)	(9,718)	(10,545)
Amortization of premiums and accretion of discounts, net	1	1	---
Depreciation expense	3	9	17
Losses on disposal of fixed assets	2	94	---
Net change in refundable income taxes due from subsidiaries	106	96	77
Net change in other assets	(81)	(63)	3
Net change in other liabilities	128	(33)	20
Losses on securities	---	---	94
Net cash provided by operating activities	7,459	7,300	7,456

Cash Flows from Investing Activities
Net change in interest-bearing deposits	307	213	(2)
Purchases of securities available for sale	---	---	(612)
Purchases of securities held to maturity	---	(453)	---
Maturities and calls of securities available for sale	---	455	945
Proceeds from sale of premises and equipment	---	263	---
Net cash provided by investing activities	307	478	331

Cash Flows from Financing Activities
Cash dividends paid	(7,930)	(7,853)	(7,781)
Exercise of stock options	173	58	---
Net cash used in financing activities	(7,757)	(7,795)	(7,781)
Net change in cash	9	17	6
Cash due from subsidiaries at beginning of year	10	27	21
Cash due from subsidiaries at end of year	$19	$10	$27

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

At December 31, 2015 and 2014, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2015	2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$125,934	$144,578
Standby letters of credit	15,248	14,677
Mortgage loans sold with potential recourse	17,571	10,248

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2015, the Company originated $17,641 and sold $17,571 to investors, compared to $9,104 originated and $10,248 sold in 2014. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.

At December 31, 2015, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $179 and loans held for sale of $634. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The Company had $5 in deposits with correspondent institutions at December 31, 2015 that exceeded the insurance limits of the Federal Deposit Insurance Corporation.

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

Commercial real estate as of December 31, 2015 and 2014 represented approximately 50% and 52% of the loan portfolio, at $309,378 and $310,762, respectively. Included in commercial real estate are loans for college housing and professional office buildings that comprised $200,521 and $190,055 as of December 31, 2015 and 2014 respectively, corresponding to approximately 32% of the loan portfolio at December 31, 2015 and 31% of the loan portfolio at December 31, 2014. Loans secured by residential real estate were $143,504, or approximately 23% of the portfolio, and $147,039, or 24% of the portfolio at December 31, 2015 and 2014, respectively. Loans secured by automobiles represented approximately 2% of the portfolio for both dates, at $12,409 and $11,554 at December 31, 2015 and 2014, respectively.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014:

		Fair Value Measurements at December 31, 2015 Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$212,464	$	---	$212,464	$	---
States and political subdivisions	16,475		---	16,475		---
Mortgage-backed securities	1,319		---	1,319		---
Corporate debt securities	5,746		---	5,746		---
Other securities	127		---	127		---
Total securities available for sale	$236,131	$	---	$236,131	$	---

		Fair Value Measurements at December 31, 2014 Using
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$194,219	$	---	$194,219	$	---
States and political subdivisions	19,380		---	19,380		---
Mortgage-backed securities	2,014		---	2,014		---
Corporate debt securities	7,104		---	7,104		---
Other securities	127		---	127		---
Total securities available for sale	$222,844	$	---	$222,844	$	---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2015 and 2014.

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

As of December 31, 2015, the fair value measurements for impaired loans with specific allocations were primarily based upon the present value of expected future cash flows. As of December 31, 2014, the fair value measurements for impaired loans with specific allocations were primarily based upon the present value of expected future cash flows, with one loan valued based on the fair value of collateral.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

			Carrying value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2015	Impaired loans net of valuation allowance	$2,328	$	---	$	---	$2,328
December 31, 2014	Impaired loans net of valuation allowance	7,224		---		---	7,224

The following table presents information about Level 3 Fair Value Measurements for December 31, 2015.

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Discount rate	6.00%	-	7.38%	(6.56%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2014.

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Discounted appraised value	Selling cost(1)		10%(2)
Impaired loans	Present value of cash flows	Discount rate	5.88%	-	9.50%	(6.15%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2015	Other real estate owned net of valuation allowance	$4,165	$	---	$	---	$4,165
December 31, 2014	Other real estate owned net of valuation allowance	4,744		---		---	4,744

The following table presents information about Level 3 Fair Value Measurements for December 31, 2015.

	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0%(1)	-	10.00%	(5.89%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	-	50.01%	(10.16%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2014.

	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0%(1)	-	11%	(8.60%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	-	48.77%	(20.81%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2015 and 2014, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2015
		Estimated Fair Value
	Carrying Amount	Level 1		Level 2		Level 3
Financial assets:
Cash and due from banks	$12,152		$12,152	$	---	$	---
Interest-bearing deposits	130,811		130,811		---		---
Securities	388,159		---		394,163		---
Restricted securities	1,129		---		1,129		---
Mortgage loans held for sale	634		---		634		---
Loans, net	610,711		---		---		621,590
Accrued interest receivable	5,769		---		5,769		---
Bank-owned life insurance	22,401		---		22,401		---
Financial liabilities:
Deposits	$1,018,859	$	---		$826,476		$193,912
Accrued interest payable	56		---		56		---

	December 31, 2014
		Estimated Fair Value
	Carrying Amount	Level 1		Level 2		Level 3
Financial assets:
Cash and due from banks	$12,894		$12,894	$	---	$	---
Interest-bearing deposits	102,548		102,548		---		---
Securities	384,296		---		390,547		---
Restricted securities	1,089		---		1,089		---
Mortgage loans held for sale	291		---		291		---
Loans, net	597,203		---		---		633,063
Accrued interest receivable	5,748		---		5,748		---
Bank-owned life insurance	21,797		---		21,797		---
Financial liabilities:
Deposits	$982,428	$	---		$765,682		$216,469
Accrued interest payable	68		---		68		---

Note 17: Components of Accumulated Other Comprehensive Income

The following table summarizes the activity related to each component of accumulated other comprehensive income (loss):

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$2,047	$(4,785)	$(2,738)
Unrealized holding loss on available for sale securities net of tax of ($8,665)	(16,091)	---	(16,091)
Reclassification adjustment, net of tax of $19	33	---	33
Net pension gain arising during the period, net of tax of $1,022	---	1,898	1,898
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($35)	---	(66)	(66)
Balance at December 31, 2013	(14,011)	$(2,953)	$(16,964)
Unrealized holding gain on available for sale securities net of tax of $6,693	12,430	---	12,430
Reclassification adjustment, net of tax of ($1)	(1)	---	(1)
Net pension loss arising during the period, net of tax of ($574)	---	(1,066)	(1,066)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($39)	---	(71)	(71)
Balance at December 31, 2014	$(1,582)	$(4,090)	$(5,672)
Unrealized holding loss on available for sale securities net of tax of ($571)	(1,064)	---	(1,064)
Reclassification adjustment, net of tax of ($12)	(21)	---	(21)
Net pension loss arising during the period, net of tax of ($597)	---	(1,108)	(1,108)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($38)	---	(72)	(72)
Balance at December 31, 2015	$(2,667)	$(5,270)	$(7,937)

The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
Component of Accumulated Other Comprehensive Income
Reclassification out of unrealized gains and losses on available-for-sale securities:
Realized securities (gains) losses, net	$(33)	$(2)	$52
Income tax expense (benefit)	(12)	(1)	19
Realized (gains) losses on available-for-sale securities, net of tax reclassified out of accumulated other comprehensive income	$(21)	$(1)	$33

Amortization of defined benefit pension items:
Prior service costs(1)	$(110)	$(110)	$(101)
Income tax expense (benefit)	(38)	(39)	(35)
Amortization of defined benefit pension items net of tax reclassified out of accumulate other comprehensive income	$(72)	$(71)	$(66)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. (For additional information, see Note 8, "Employee Benefit Plans.")

Note 18. Intangible Assets and Goodwill

In accounting for goodwill and intangible assets, the Company conducts an impairment review at least annually and more frequently if certain impairment indicators are in evidence. Accounting guidance provides the option of performing a preliminary assessment of qualitative factors before performing more substantial testing for impairment. If the preliminary assessment indicates that it is more likely than not that fair value is below carrying value, a two-step test is employed to determine impairment. The Company opted not to perform the preliminary assessment and employed the two-step test to determine impairment. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2015, 2014 or 2013.

Information concerning goodwill and intangible assets for years ended December 31, 2015 and 2014 is presented in the following table:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2015
Amortizable core deposit intangibles	$16,257	$15,881	$376
Unamortizable goodwill	5,848	---	5,848
Intangible assets and goodwill	$22,105	$15,881	$6,224

December 31, 2014
Amortizable core deposit intangibles	$16,257	$14,882	$1,375
Unamortizable goodwill	5,848	---	5,848
Intangible assets and goodwill	$22,105	$14,882	$7,223

As of December 31, 2015, the estimated amortization expense of core deposit intangibles are as follows:

2016	258
2017	68
2018	50
Thereafter	---
Total	$376

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

National Bankshares, Inc.

Blacksburg, Virginia

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bankshares, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2016 expressed an unqualified opinion on the effectiveness of National Bankshares, Inc. and subsidiaries’ internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

National Bankshares, Inc.

Blacksburg, Virginia

We have audited National Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. National Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, National Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of National Bankshares, Inc. and subsidiaries and our report dated March 9, 2016 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 9, 2016

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2015 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to the directors of Bankshares is set out under the caption “Election of Directors” of Bankshares’ Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 10, 2016 (“Proxy Statement”) which information is incorporated herein by reference.

The Board of Directors of Bankshares has a standing audit committee made up entirely of independent directors, as that term is defined in the NASDAQ Stock Market Listing Rules. In 2015, Dr. J. M. Lewis chaired the Audit Committee and its members were Mr. L. J. Ball, Dr. J. E. Dooley and Mr. C. E. Green, III. Each member of the Audit Committee has extensive business experience; however, the Committee has identified Dr. Lewis as its financial expert, since he has a professional background which involves financial oversight responsibilities. Dr. Lewis currently oversees the preparation of financial statements in his role as President of New River Community College. He previously served as the College’s Chief Financial Officer. The Audit Committee’s Charter is available on the Company’s web site at www.nationalbankshares.com.

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

Name	Age	Offices and Positions Held	Year Elected an Officer/Director
James G. Rakes	71	National Bankshares, Inc.: Chairman, President and Chief Executive Officer. The National Bank of Blacksburg: Executive Chairman of The National Bank of Blacksburg, July 2014 to Present; President and Chief Executive Officer of The National Bank of Blacksburg from 1983 to July 2014; and Chairman from 2005 to July 2014. National Bankshares Financial Services: Chairman, President and CEO of National Bankshares Financial Services, Inc., June 2011 to Present; Chairman, President and Treasurer, 2001 to June 2011.	1986
David K. Skeens	49	National Bankshares, Inc.: Treasurer and Chief Financial Officer, January 2009 to Present. The National Bank of Blacksburg: Senior Vice President/Operations & Risk Management & CFO, 2009 to Present; Senior Vice President/Operations & Risk Management, 2008-2009; Vice President/Operations & Risk Management, 2004-2008.	2009
F. Brad Denardo	63	National Bankshares, Inc.: Executive Vice President, 2008 to Present. The National Bank of Blacksburg: President & CEO, July 2014 to Present; Executive Vice President/Chief Operating Officer, 2002 to July 2014. National Bankshares Financial Services, Inc.: Treasurer, June 2011 to Present.	1989
Bryson J. Hunter	48	National Bankshares, Inc.: Secretary & Counsel, July 2011 to Present. The National Bank of Blacksburg: Counsel, May 2011 to Present. National Bankshares Financial Services, Inc.: Secretary & Counsel, June 2011 to Present. Gentry Locke Rakes & Moore, LLP: Partner, 2008 to 2011.	2011

Item 11. Executive Compensation

The information is incorporated by reference to the Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information is incorporated by reference to the Proxy Statement under the caption “Stock Ownership of Directors and Executive Officers.”

As of December 31, 2015 there were no shares available for issuance or exercise, and there are no equity compensation plans in effect.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information is incorporated by reference to the Proxy Statement under the caption “Director Independence and Certain Transactions with Officers and Directors.”

Item 14. Principal Accounting Fees and Services

The following fees were paid to Yount, Hyde & Barbour, P.C., Certified Public Accountants, for services provided to NBI for the years ended December 31, 2015 and 2014. The Audit Committee determined that the provision of non-audit services by Yount, Hyde & Barbour P.C. did not compromise the firm’s ability to maintain its independence.

Principal Accounting Fees and Services

	2015		2014
	Fees	Percentage	Fees	Percentage
Audit fees	$122,340	77%	$118,850	79%
Audit-related fees	23,550	15%	22,625	15%
Tax fees	12,500	8%	8,950	6%
	$158,390	100%	$150,425	100%

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

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of December 31, 2015 and 2014

Consolidated Statements of Income – Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income – Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows – Years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Annual Report on Form 10-K.

(a) (3) Exhibits

A list of the exhibits filed or incorporated in this Annual Report by reference is as follows:

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8K filed on July 9, 2014)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xiii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)

*10(xv)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xvi)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on January 25, 2012)
+21	Subsidiaries of the Registrant	Included herein
+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	(incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10K for fiscal year ended December 31, 2015)
+31(i)	Section 906 Certification of Chief Executive Officer	Page 94
+31(ii)	Section 906 Certification of Chief Financial Officer	Page 95
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 96
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 96
+101

The following materials from National Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

NATIONAL BANKSHARES, INC.

/s/ JAMES G. RAKES
James G. Rakes
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ DAVID K. SKEENS
David K. Skeens
Treasurer and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Date: March 9, 2016

	Date	Title
/s/ L. J. BALL	03/9/2016	Director
L. J. Ball

/s/ J. E. DOOLEY	03/9/2016	Director
J. E. Dooley

/s/ C. E. GREEN, III	03/9/2016	Director
C. E. Green, III

/s/ J. M. LEWIS	03/9/2016	Director
J. M. Lewis

/s/ M. G. MILLER	03/9/2016	Director
M. G. Miller

/s/ W. A. PEERY	03/9/2016	Director
W. A. Peery

/s/ J. G. RAKES	03/9/2016	Chairman of the Board
J. G. Rakes		President and Chief Executive Officer – National Bankshares, Inc. Director

/s/ G. P. REYNOLDS	03/9/2016	Director
G. P. Reynolds

/s/ J. M. SHULER	03/9/2016	Director
J. M. Shuler

Index of Exhibits

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit No.	Title	Page Number
21	Subsidiaries of the Registrant	Page 84
23	Consent of Yount, Hyde & Barbour, P.C.	Page 87
31(i)	Section 906 Certification of Chief Executive Officer	Page 94
31(ii)	Section 906 Certification of Chief Financial Officer	Page 95
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 96
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 96