Form 10-Q
period 2016-03-31
NATIONAL BANKSHARES INC
filed 2016-05-09
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at May 2, 2016 6,957,974

(This report contains 53 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
$ in thousands, except per share data	2016	2015
Assets
Cash and due from banks	$9,913	$12,152
Interest-bearing deposits	129,363	130,811
Securities available for sale, at fair value	270,094	236,131
Securities held to maturity (fair value of $151,253 at March 31, 2016 and $158,032 at December 31, 2015)	144,664	152,028
Restricted stock, at cost	1,170	1,129
Loans held for sale	63	634
Loans:
Loans, net of unearned income and deferred fees	607,643	619,008
Less allowance for loan losses	(8,107)	(8,297)
Loans, net	599,536	610,711
Premises and equipment, net	8,841	9,020
Accrued interest receivable	5,587	5,769
Other real estate owned, net	3,612	4,165
Intangible assets and goodwill	6,114	6,224
Bank-owned life insurance	22,548	22,401
Other assets	6,366	8,564
Total assets	$1,207,871	$1,199,739

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$170,207	$166,453
Interest-bearing demand deposits	570,065	569,787
Savings deposits	92,944	90,236
Time deposits	185,296	192,383
Total deposits	1,018,512	1,018,859
Accrued interest payable	62	56
Other liabilities	10,061	8,710
Total liabilities	1,028,635	1,027,625
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,957,974 shares at March 31, 2016 and at December 31, 2015	8,697	8,697
Retained earnings	175,132	171,353
Accumulated other comprehensive loss, net	(4,593)	(7,936)
Total stockholders' equity	179,236	172,114
Total liabilities and stockholders' equity	$1,207,871	$1,199,739

 See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	March 31,	March 31,
$ in thousands, except per share data	2016	2015
Interest Income
Interest and fees on loans	$7,334	$7,610
Interest on interest-bearing deposits	162	64
Interest on securities – taxable	1,677	1,734
Interest on securities – nontaxable	1,311	1,386
Total interest income	10,484	10,794

Interest Expense
Interest on time deposits	274	327
Interest on other deposits	794	760
Total interest expense	1,068	1,087
Net interest income	9,416	9,707
Provision for loan losses	203	201
Net interest income after provision for loan losses	9,213	9,506

Noninterest Income
Service charges on deposit accounts	560	535
Other service charges and fees	72	71
Credit card fees	870	895
Trust income	323	289
BOLI income	147	149
Other income	345	314
Realized securities gains (losses), net	24	(2)
Total noninterest income	2,341	2,251

Noninterest Expense
Salaries and employee benefits	3,568	3,051
Occupancy and furniture and fixtures	477	449
Data processing and ATM	411	435
FDIC assessment	141	135
Credit card processing	622	610
Intangible assets amortization	110	269
Net costs of other real estate owned	69	464
Franchise taxes	331	308
Other operating expenses	955	959
Total noninterest expense	6,684	6,680
Income before income taxes	4,870	5,077
Income tax expense	1,091	1,111

Net Income	$3,779	$3,966
Basic net income per common share	$0.54	$0.57
Fully diluted net income per common share	$0.54	$0.57
Weighted average number of common shares outstanding – basic	6,957,974	6,950,474
Weighted average number of common shares outstanding – diluted	6,957,974	6,955,023
Dividends declared per common share	$ ---	$ ---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	March 31,	March 31,
$ in thousands	2016	2015
Net Income	$3,779	$3,966

Other Comprehensive Income, Net of Tax
Unrealized holding gains on available for sale securities net of tax of $1,809 and $1,320 for the periods ended March 31, 2016 and 2015, respectively	3,359	2,452
Reclassification adjustment for (gains) losses included in net income, net of tax of ($8) and $1 for the periods ended March 31, 2016 and 2015, respectively	(16)	1
Other comprehensive income, net of tax of $1,801 and $1,321 for the periods ended March 31, 2016 and 2015, respectively	3,343	2,453
Total Comprehensive Income	$7,122	$6,419

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2016 and 2015

(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2014	$8,688	$163,287	$(5,672)	$166,303
Net income	---	3,966	---	3,966
Other comprehensive income, net of tax of $1,321	---	---	2,453	2,453
Balances at March 31, 2015	$8,688	$167,253	$(3,219)	$172,722

Balances at December 31, 2015	$8,697	$171,353	$(7,936)	$172,114
Net income	---	3,779	---	3,779
Other comprehensive income, net of tax of $1,801	---	---	3,343	3,343
Balances at March 31, 2016	$8,697	$175,132	$(4,593)	$179,236

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	March 31,	March 31
$ in thousands	2016	2015
Cash Flows from Operating Activities
Net income	$3,779	$3,966
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	203	201
Depreciation of bank premises and equipment	193	191
Amortization of intangibles	110	269
Amortization of premiums and accretion of discounts, net	26	29
(Gains) losses on sales and calls of securities available for sale, net	(6)	2
Gains on calls of securities held to maturity, net	(18)	---
Losses and write-downs on other real estate owned, net	31	386
Increase in cash value of bank-owned life insurance	(147)	(149)
Originations of mortgage loans held for sale	(2,567)	(3,002)
Proceeds from sale of mortgage loans held for sale	3,185	2,241
Gains on sale of mortgage loans held for sale	(47)	(39)
Net change in:
Accrued interest receivable	182	242
Other assets	397	471
Accrued interest payable	6	2
Other liabilities	1,351	1,164
Net cash provided by operating activities	6,678	5,974

Cash Flows from Investing Activities
Net change interest-bearing deposits	1,448	14,872
Proceeds from calls, principal payments, sales and maturities of securities available for sale	24,552	11,126
Proceeds from calls, principal payments and maturities of securities held to maturity	7,351	5,265
Purchases of securities available for sale	(53,360)	(22,983)
Net change in restricted stock	(41)	(40)
Purchases of loan participations	(440)	(994)
Collections of loan participations	15	1,933
Loan originations and principal collections, net	11,337	(18,267)
Proceeds from sale of other real estate owned	522	148
Recoveries on loans charged off	60	53
Proceeds from sale and purchases of premises and equipment, net	(14)	(58)
Net cash used in investing activities	(8,570)	(8,945)

Cash Flows from Financing Activities
Net change in time deposits	(7,087)	(4,009)
Net change in other deposits	6,740	6,538
Net cash (used in) provided by financing activities	(347)	2,529
Net change in cash and due from banks	(2,239)	(442)
Cash and due from banks at beginning of period	12,152	12,894
Cash and due from banks at end of period	$9,913	$12,452

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$1,062	$1,085
Income taxes paid	---	---

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$453	$260
Loans transferred to other real estate owned	---	363
Unrealized net gains on securities available for sale	5,144	3,774

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2015 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note 2: Stock-Based Compensation

The Company’s 1999 Stock Option Plan was terminated on March 9, 2009. Incentive stock options were granted annually to key employees of NBI and its subsidiaries from 1999 to 2005 and none have been granted since 2005. There are no stock options outstanding as of March 31, 2016. There were no shares exercised during the three months ended March 31, 2015.

Note 3:     Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	March 31, 2016	December 31, 2015
Real estate construction	$39,193	$48,251
Consumer real estate	144,268	143,504
Commercial real estate	310,637	309,378
Commercial non real estate	33,682	37,571
Public sector and IDA	50,777	51,335
Consumer non real estate	29,933	29,845
Gross loans	608,490	619,884
Less unearned income and deferred fees	(847)	(876)
Loans, net of unearned income and deferred fees	$607,643	$619,008

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

Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate the probability that collection will not occur when due according to the loan’s original terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “other assets especially mentioned.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair value. Impaired loans that are not troubled debt restructures and for which fair value measurement indicates an impairment loss are designated nonaccrual. A restructured loan that maintains current status for at least six months may be in accrual status. Please refer to Note 1 of the Company’s 2015 Form 10-K, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

Troubled debt restructures impact the estimation of the appropriate level of the allowance for loan losses. If the restructuring included forgiveness of a portion of principal, the charge-off is included in the historical charge-off rates applied to the collective evaluation methodology. Further, restructured loans are individually evaluated for impairment and any amount of book value that exceeds fair value is accrued in the allowance for loan losses. TDRs that experience a payment default are examined to determine whether the default indicates collateral dependency or a decline in estimates of cash flow used in the fair value measurement. TDRs that are determined to be collateral-dependent, as well as all impaired loans that are determined to be collateral dependent, are charged down to fair value net of estimated costs to sell. Deficiencies indicated by impairment measurements for TDRs that are not collateral dependent may be accrued in the allowance for loan losses or charged off if deemed uncollectible.

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

Two loss rates for each class are calculated: total net charge-offs for the class as a percentage of average class loan balance (“class loss rate”), and total net charge-offs for the class as a percentage of average classified loans in the class (“classified loss rate”). Classified loans are those with risk ratings of “substandard”, “doubtful” or “loss”. Net charge-offs in both calculations include charge-offs and recoveries of classified and non-classified loans as well as those associated with impaired loans. Class historical loss rates are applied to non-classified loan balances at the reporting date, and classified historical loss rates are applied to classified loan balances and not individually evaluated at the reporting date.

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

The analysis of certain factors results in standard allocations to all segments and classes. These factors include loan officers’ average years of experience, the risk from changes in loan review, unemployment levels, bankruptcy rates, the interest rate environment, and the competitive, legal and regulatory environments.

Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include the risk from changes in lending policies, levels of past due loans, nonaccrual loans, current class balance as a percentage of total loans, and the percentage of high risk loans within the class. Additionally, factors specific to each segment are analyzed and result in allocations to the segment. Please refer to the Company’s 2015 10-K, Note 1: Summary of Significant Accounting Policies for a discussion of risk factors pertinent to each class.

Real estate construction loans are subject to general risks from changing commercial building and housing market trends and economic conditions that may impact demand for completed properties and the costs of completion. These risks are measured by market-area unemployment rates, bankruptcy rates, housing market trends, and interest rates.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297
Charge-offs	(29)	(22)	(124)	(211)	---	(67)	---	(453)
Recoveries	---	1	38	---	---	21	---	60
Provision for loan losses	(93)	(115)	(74)	308	(25)	3	199	203
Balance, March 31, 2016	$454	$1,730	$3,949	$752	$411	$584	$227	$8,107

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2014	$612	$1,662	$3,537	$1,475	$327	$602	$48	$8,263
Charge-offs	---	(72)	(100)	---	---	(88)	---	(260)
Recoveries	---	---	12	---	---	41	---	53
Provision for loan losses	(145)	30	262	(59)	106	21	(14)	201
Balance, March 31, 2015	$467	$1,620	$3,711	$1,416	$433	$576	$34	$8,257

	Activity in the Allowance for Loan Losses for the year ended December 31, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2014	$612	$1,662	$3,537	$1,475	$327	$602	$48	$8,263
Charge-offs	---	(205)	(1,114)	(490)	---	(311)	---	(2,120)
Recoveries	---	2	49	1	---	93	---	145
Provision for loan losses	(36)	407	1,637	(331)	109	243	(20)	2,009
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297

	Allowance for Loan Losses as of March 31, 2016
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$22	$58	$	---	$	---	$	---	$	---	$80
Collectively evaluated for impairment		454	1,708	3,891		752		411		584		227	8,027
Total		$454	$1,730	$3,949		$752		$411		$584		$227	$8,107

	Allowance for Loan Losses as of December 31, 2015
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$22	$23	$	---	$	---	$	---	$	---	$45
Collectively evaluated for impairment		576	1,844	4,086		655		436		627		28	8,252
Total		$576	$1,866	$4,109		$655		$436		$627		$28	$8,297

	Loans as of March 31, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$682	$953	$11,537	$817	$	---	$	---	$	---	$13,989
Collectively evaluated for impairment	38,511	143,315	299,100	32,865		50,777		29,933		---	594,501
Total loans	$39,193	$144,268	$310,637	$33,682		$50,777		$29,933	$	---	$608,490

	Loans as of December 31, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$718	$962	$12,575	$1,091	$	---	$	---	$	---	$15,346
Collectively evaluated for impairment	47,533	142,542	296,803	36,480		51,335		29,845		---	604,538
Total	$48,251	$143,504	$309,378	$37,571		$51,335		$29,845	$	---	$619,884

A summary of ratios for the allowance for loan losses follows.

	As of the Three Months Ended March 31,		For the Year Ended December 31,
	2016	2015	2015
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.33%	1.33%	1.34%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.26%	0.14%	0.32%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	March 31,		December 31,
	2016	2015	2015
Nonperforming assets:
Nonaccrual loans	$1,901	$3,102	$2,043
Restructured loans in nonaccrual	4,504	6,123	4,639
Total nonperforming loans	6,405	9,225	6,682
Other real estate owned, net	3,612	4,573	4,165
Total nonperforming assets	$10,017	$13,798	$10,847
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.64%	2.20%	1.74%
Ratio of allowance for loan losses to nonperforming loans(1)	126.57%	89.51%	124.17%

(1)	The Company defines nonperforming loans as nonaccrual loans. Loans 90 days or more past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	March 31,				December 31,
	2016		2015		2015
Loans past due 90 days or more and still accruing		$328		$272	$156
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.05%		0.04%	0.03%
Accruing restructured loans		$7,724		$5,992	$8,814
Impaired loans:
Impaired loans with no valuation allowance		$12,171		$11,265	$12,973
Impaired loans with a valuation allowance		1,818		3,729	2,373
Total impaired loans		$13,989		$14,994	$15,346
Valuation allowance		(80)		(236)	(45)
Impaired loans, net of allowance		$13,909		$14,758	$15,301
Average recorded investment in impaired loans(1)		$14,796		$15,192	$17,297
Interest income recognized on impaired loans, after designation as impaired		$125		$174	$769
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)      Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loans that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. No interest income was recognized on nonaccrual loans for the three months ended March 31, 2016 or March 31, 2015 or for the year ended December 31, 2015.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of March 31, 2016
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1)for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$689	$682	$682	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	708	664	303		361		13
Residential closed-end junior liens	214	214	---		214		5
Investor-owned residential real estate	75	75	---		75		4
Commercial Real Estate(2)
Multifamily real estate	1,867	1,594	1,594		---		---
Commercial real estate, owner-occupied	4,213	4,165	2,997		1,168		58
Commercial real estate, other	5,966	5,778	5,778		---		---
Commercial Non Real Estate(2)
Commercial and Industrial	824	817	817		---		---
Total	$14,556	$13,989	$12,171		$1,818		$80

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2015
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$718	$718	$718	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	713	669	305		364		13
Residential closed-end junior liens	218	218	---		218		5
Investor-owned residential real estate	75	75	---		75		4
Commercial Real Estate(2)
Multifamily real estate	1,988	1,728	1,728		---		---
Commercial real estate, owner occupied	5,068	5,020	3,304		1,716		23
Commercial real estate, other	5,990	5,827	5,827		---		---
Commercial Non Real Estate(2)
Commercial and Industrial	1,099	1,091	1,091		---		---
Total	$15,869	$15,346	$12,973		$2,373		$45

(1)    Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)    Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Three Months Ended March 31, 2016
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$682	$	---
Consumer Real Estate(2)
Residential closed-end first liens	667		10
Residential closed-end junior liens	216		4
Investor-owned residential real estate	75		1
Commercial Real Estate(2)
Multifamily real estate	1,595		---
Commercial real estate, owner occupied	4,949		68
Commercial real estate, other	5,793		42
Commercial Non Real Estate(2)
Commercial and Industrial	819		---
Total	$14,796		$125

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Three Months Ended March 31, 2015
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$501	$7
Residential closed-end junior liens	236	4
Investor-owned residential real estate	76	1
Commercial Real Estate(2)
Multifamily real estate	2,708	25
Commercial real estate, owner occupied	4,974	58
Commercial real estate, other	6,023	80
Commercial Non Real Estate(2)
Commercial and Industrial	674	(1)
Total	$15,192	$174

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Year Ended December 31, 2015
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$612	$23
Consumer Real Estate(2)
Residential closed-end first liens	681	43
Residential closed-end junior liens	228	15
Investor-owned residential real estate	76	5
Commercial Real Estate(2)
Multifamily real estate	2,581	84
Commercial real estate, owner occupied	6,141	251
Commercial real estate, other	5,888	308
Commercial Non Real Estate(2)
Commercial and Industrial	1,090	40
Total	$17,297	$769

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

A restructured loan that maintains current status for at least six months may be returned to accrual status.

An analysis of past due and nonaccrual loans follows.

March 31, 2016
	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction residential	$	---	$	---	$	---	$683
Consumer Real Estate(1)
Equity lines		9		48		48	---
Residential closed-end first liens		1,049		239		239	---
Residential closed-end junior liens		290		38		38
Investor-owned residential real estate		319		---		---	11
Commercial Real Estate(1)
Multifamily real estate		676		1,594		---	1,594
Commercial real estate, owner-occupied		---		357		---	485
Commercial real estate, other		---		---		---	2,820
Commercial Non Real Estate(1)
Commercial and Industrial		22		812		---	812
Consumer Non Real Estate(1)
Credit cards		1		2		2	---
Automobile		195		---		---	---
Other consumer loans		21		2		1	---
Total		$2,582		$3,092		$328	$6,405

(1)     Only classes with past-due or nonaccrual loans are shown.

December 31, 2015
	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$	---	$	---	$718
Construction, other		26		---		---	---
Consumer Real Estate
Equity lines		16		---		---	---
Residential closed-end first liens		1,402		106		106	14
Residential closed-end junior liens		123		39		39	---
Investor-owned residential real estate		248		---		---	---
Commercial Real Estate
Multifamily real estate		684		1,728		---	1,728
Commercial real estate, owner occupied		---		357		---	494
Commercial real estate, other		---		---		---	2,845
Commercial Non Real Estate
Commercial and Industrial		142		883		---	883
Public Sector and IDA
Public sector and IDA		---		---		---	---
Consumer Non Real Estate
Credit cards		5		6		6	---
Automobile		286		5		5	---
Other consumer loans		60		---		---	---
Total		$2,992		$3,124		$156	$6,682

The estimate of credit risk for non-impaired loans is obtained by applying allocations for internal and external factors. The allocations are increased for loans that exhibit greater credit quality risk.

Credit quality indicators, which the Company terms risk grades, are assigned through the Company’s credit review function for larger loans and selective review of loans that fall below credit review thresholds. Loans that do not indicate heightened risk are graded as “pass.” Loans that appear to have elevated credit risk because of frequent or persistent past due status, which is less than 75 days, or that show weakness in the borrower’s financial condition are risk graded “special mention.” Loans with frequent or persistent delinquency exceeding 75 days or that have a higher level of weakness in the borrower’s financial condition are graded “classified.” Classified loans have regulatory risk ratings of “substandard” and “doubtful.” Allowance for loan loss allocations are increased by 50% and by 100% for loans with grades of “special mention” and “classified,” respectively.

Determination of risk grades was completed for the portfolio as of March 31, 2016 and December 31, 2015.

The following displays collectively-evaluated loans by credit quality indicator.

March 31, 2016
	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$11,709	$3,694	$	---
Construction, other	23,108	---		---
Consumer Real Estate
Equity lines	16,468	33		95
Closed-end first liens	76,645	728		1,729
Closed-end junior liens	5,041	23		130
Investor-owned residential real estate	41,635	30		758
Commercial Real Estate
Multifamily residential real estate	81,296	---		1,791
Commercial real estate owner-occupied	119,319	1,163		1,227
Commercial real estate, other	94,247	57		---
Commercial Non Real Estate
Commercial and Industrial	32,400	234		231
Public Sector and IDA
States and political subdivisions	50,777	---		---
Consumer Non Real Estate
Credit cards	5,808	---		---
Automobile	12,509	75		188
Other consumer	11,241	82		30
Total	$582,203	$6,119		$6,179

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2015
	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$10,626	$3,694	$	---
Construction, other	33,213	---		---
Consumer Real Estate
Equity lines	16,236	15		87
Closed-end first liens	78,614	708		1,370
Closed-end junior liens	4,983	55		61
Investor-owned residential real estate	39,616	31		766
Commercial Real Estate
Multifamily residential real estate	77,060	---		1,804
Commercial real estate owner-occupied	121,741	1,165		1,274
Commercial real estate, other	93,701	58		---
Commercial Non Real Estate
Commercial and Industrial	35,652	285		543
Public Sector and IDA
States and political subdivisions	51,335	---		---
Consumer Non Real Estate
Credit cards	5,773	---		---
Automobile	12,414	102		138
Other consumer	11,359	31		28
Total	$592,323	$6,144		$6,071

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

Troubled Debt Restructurings

The Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $12,228 at March 31, 2016, $13,453 at December 31, 2015, and $12,115 at March 31, 2015. The Company did not modify any loans in troubled debt restructures during the three-month period ended March 31, 2016. The following table presents restructurings by class that occurred during the three-month period ended March 31, 2015.

Note: Only classes with restructured loans are presented.

	Restructurings That Occurred During the Three Months Ended March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, owner occupied	1	994	907
Total	1	$994	$907

During the three-month period ended March 31, 2015, the Company restructured one loan to provide payment relief. The restructuring provided payment relief by forgiving principal of $100, capitalizing interest and re-amortizing payments. The fair value measurement of the restructured loan as of March 31, 2015 resulted in no specific allocation to the allowance for loan losses.

The Company analyzed its TDR portfolio for loans that defaulted during the three month periods ended March 31, 2016 and March 31, 2015, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. There were no restructured loans that defaulted that were modified within 12 months prior to default for the three month periods ended March 31, 2016 and 2015.

Note 5: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	March 31, 2016
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$247,751	$1,085	$680	$248,156
States and political subdivisions	13,976	477	---	14,453
Mortgage-backed securities	1,122	119	---	1,241
Corporate debt securities	6,015	171	67	6,119
Other securities	189	---	64	125
Total securities available for sale	$269,053	$1,852	$811	$270,094

	December 31, 2015
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$216,897	$519	$4,952	$212,464
States and political subdivisions	15,934	541	---	16,475
Mortgage-backed securities	1,199	120	---	1,319
Corporate debt securities	6,015	22	291	5,746
Other securities	189	---	62	127
Total securities available for sale	$240,234	$1,202	$5,305	$236,131

The amortized cost and fair value of single maturity securities available for sale at March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	March 31, 2016
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$1,479	$1,503
Due after one year through five years	111,131	111,296
Due after give years through ten years	29,596	29,843
Due after ten years	126,658	127,327
No maturity	189	125
Total securities available for sale	$269,053	$270,094

The Company holds restricted stock with the Federal Home Loan Bank and the Federal Reserve. Required ownership amounts are determined by the correspondent banks and the Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded. The Company held restricted stock of $1,170 as of March 31, 2016 and $1,129 as of December 31, 2015.

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type are as follows.

	March 31, 2016
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$8,909	$374	$30	$9,253
States and political subdivisions	134,023	6,390	212	140,201
Mortgage-backed securities	312	37	---	349
Corporate debt securities	1,420	31	1	1,450
Total securities held to maturity	$144,664	$6,832	$243	$151,253

	December 31, 2015
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$13,909	$288	$177	$14,020
States and political subdivisions	136,373	6,179	330	142,222
Mortgage-backed securities	327	36	---	363
Corporate debt securities	1,419	10	2	1,427
Total securities held to maturity	$152,028	$6,513	$509	$158,032

The amortized cost and fair value of single maturity securities held to maturity at March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	March 31, 2016
	Amortized Cost	Fair Value
Held to maturity:
Due in one year or less	$1,162	$1,162
Due after one year through five years	17,347	18,500
Due after give years through ten years	19,806	20,951
Due after ten years	106,349	110,640
Total securities held to maturity	$144,664	$151,253

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	March 31, 2016
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$82,951	$363	$25,632	$347
States and political subdivisions	2,285	2	5,380	210
Corporate debt securities	2,184	67	200	1
Other securities	---	---	125	64
Total	$87,420	$432	$31,337	$622

	December 31, 2015
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$88,255	$1,800	$84,959	$3,329
States and political subdivisions	3,449	24	10,161	306
Corporate debt securities	4,974	292	200	1
Other securities	---	---	127	62
Total	$96,678	$2,116	$95,447	$3,698

The Company had 125 securities with a fair value of $118,757 that were temporarily impaired at March 31, 2016.  The total unrealized loss on these securities was $1,054. Of the temporarily impaired total, 36 securities with a fair value of $31,337 and an unrealized loss of $622 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at March 31, 2016 for the reasons set out below.

U.S. Government agencies. The unrealized losses of $710 on US Government agency securities stemmed from 109 securities with a fair value of $108,583. The unrealized losses were caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. The Company is monitoring bond market trends and developing strategies to address unrealized losses. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

States and political subdivisions. This category’s unrealized losses of $212 on 12 securities with a fair value of $7,665 are primarily the result of interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. The Company purchases only investment-grade bonds with a Moody or Standard and Poor’s rating of A or better, and that comply with regulatory requirements. Bond ratings are monitored on an ongoing basis. Municipal obligations that experience a decline in credit rating are analyzed to determine appropriate action and accounting treatment. The company performs an analysis each quarter to determine whether any investments are other-than-temporarily impaired. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Corporate. The Company’s unrealized losses of $68 on 4 corporate debt securities with a fair value of $2,384 are related to interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other securities. The Company holds a small investment in community bank stock. One security with a fair value of $125 has an unrealized loss of $64. The value of this investment has been negatively affected by market conditions. Because the Company does not intend to sell this investment before recovery of its amortized cost basis, the Company does not consider this investment to be other-than-temporarily impaired.

Restricted stock. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2016, management did not determine any impairment.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

Note 7: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended March 31,
	2016	2015
Service cost	$174	$155
Interest cost	189	167
Expected return on plan assets	(272)	(292)
Amortization of prior service cost	(27)	(27)
Recognized net actuarial loss	143	104
Net periodic benefit cost	$207	$107

2016 Plan Year Employer Contribution

For the three months ended March 31, 2016, the Company is not required to make a minimum contribution and has elected not to make a contribution to the Plan.

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

		Fair Value Measurements at March 31, 2016 Using
Description	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$248,156	$	---	$248,156	$	---
States and political subdivisions	14,453		---	14,453		---
Mortgage-backed securities	1,241		---	1,241		---
Corporate debt securities	6,119		---	6,119		---
Other securities	125		---	125		---
Total securities available for sale	$270,094	$	---	$270,094	$	---

		Fair Value Measurements at December 31, 2015 Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$212,464	$	---	$212,464	$	---
States and political subdivisions	16,475		---	16,475		---
Mortgage-backed securities	1,319		---	1,319		---
Corporate debt securities	5,746		---	5,746		---
Other securities	127		---	127		---
Total securities available for sale	$236,131	$	---	$236,131	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets offer at the report date for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2016 or December 31, 2015.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at March 31, 2016 and at December 31, 2015.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2016	Impaired loans net of valuation allowance	$1,738			$1,738
December 31, 2015	Impaired loans net of valuation allowance	2,328	---	---	2,328

The following tables present information about Level 3 Fair Value Measurements for March 31, 2016 and December 31, 2015.

March 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Market rate for borrower (discount rate)	5.50%	–	8.00%	(6.46%)

December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Discount rate	6.00%	–	7.38%	(6.56%)

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2016	Other real estate owned net of valuation allowance	$3,612			$3,612
December 31, 2015	Other real estate owned net of valuation allowance	4,165	---	---	4,165

The following tables present information about Level 3 Fair Value Measurements for March 31, 2016 and December 31, 2015.

March 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0.00%(1)	–	10.00%	(5.94%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0.00%	–	53.46%	(10.29%)

December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0%(1)	–	10.00%	(5.89%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	–	50.01%	(10.16%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at March 31, 2016 and December 31, 2015, and, as such, the related fair values have not been estimated.

The estimated fair values and related carrying amounts of the Company’s financial instruments follow.

	March 31, 2016
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$9,913		$9,913	$	---	$	---
Interest-bearing deposits	129,363		129,363		---		---
Securities	414,758		---		421,347		---
Restricted securities	1,170		---		1,170		---
Loans held for sale	63		---		63		---
Loans, net	599,536		---		---		617,299
Accrued interest receivable	5,587		---		5,587		---
Bank-owned life insurance	22,548		---		22,548		---
Financial Liabilities:
Deposits	$1,018,512	$	---		$833,216		$184,002
Accrued interest payable	62		---		62		---

	December 31, 2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,152		$12,152	$	---	$	---
Interest-bearing deposits	130,811		130,811		---		---
Securities	388,159		---		394,163		---
Restricted securities	1,129		---		1,129		---
Mortgage loans held for sale	634		---		634		---
Loans, net	610,711		---		---		621,590
Accrued interest receivable	5,769		---		5,769		---
Bank-owned life insurance	22,401		---		22,401		---
Financial Liabilities:
Deposits	$1,018,859	$	---		$826,476		$193,912
Accrued interest payable	56		---		56		---

Note 9: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(1,582)	$(4,090)	$(5,672)
Unrealized holding gains on available for sale securities, net of tax of $1,320	2,452	---	2,452
Reclassification adjustment, net of tax of $1	1	---	1
Balance at March 31, 2015	$871	$(4,090)	$(3,219)

Balance at December 31, 2015	$(2,666)	$(5,270)	$(7,936)
Unrealized holding gains on available for sale securities net of tax of $1,809	3,359	---	3,359
Reclassification adjustment, net of tax of ($8)	(16)	---	(16)
Balance at March 31, 2016	$677	$(5,270)	$(4,593)

The following provides information regarding reclassifications out of accumulated comprehensive loss for the three month periods ended March 31, 2016 and March 31, 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015
Reclassification out of unrealized gains and losses on available-for-sale securities:
Realized securities (gains) losses, net	$(24)	$2
Income tax expense (benefit)	8	(1)
Realized (gains) losses on available-for-sale securities, net of tax, reclassified out of accumulated other comprehensive income	$(16)	$1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the “Company”), which are not otherwise apparent from the consolidated financial statements and other information included in this report.  Please refer to the financial statements and other information included in this report as well as the 2015 Annual Report on Form 10-K for an understanding of the following discussion and analysis.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable losses inherent in our loan portfolio. The allowance is funded by the provision for loan losses, reduced by charge-offs of loans and increased by recoveries of previously charged-off loans. The determination of the allowance is based on two accounting principles, Accounting Standards Codification (“ASC”) Topic 450-20 (Contingencies) which requires that losses be accrued when occurrence is probable and the amount of the loss is reasonably estimable, and ASC Topic 310-10 (Receivables) which requires accrual of losses on impaired loans if the recorded investment exceeds fair value.

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

Troubled debt restructurings are impaired loans and are measured for impairment under the same valuation methods as other impaired loans. Troubled debt restructurings are maintained in nonaccrual status until the loan has demonstrated reasonable assurance of repayment with at least six months of consecutive timely payment performance.

Collectively-evaluated loans

Non-impaired loans and smaller homogeneous impaired loans that are not troubled debt restructurings and not part of a larger impaired relationship are grouped by portfolio segments that are made up of smaller loan classes. Loans within a segment or class have similar risk characteristics.

Probable loss is determined by applying historical net charge-off rates as well as additional percentages for trends and current levels of quantitative and qualitative factors. Loss rates are calculated for and applied to individual classes by averaging loss rates over the most recent 8 quarters. The look-back period of 8 quarters is applied consistently among all classes.

Two loss rates for each class are calculated: total net charge-offs for the class as a percentage of average class loan balance (“class loss rate”), and total net charge-offs for the class as a percentage of average classified loans in the class (“classified loss rate”). Classified loans are those with risk ratings of “substandard” or higher. Net charge-offs in both calculations include charge-offs and recoveries of classified and non-classified loans as well as those associated with impaired loans. Class historical loss rates are applied to non-classified loan balances at the reporting date, and classified historical loss rates are applied to classified loan balances and not individually evaluated at the reporting date.

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

The Company accrues additional estimated loss for criticized loans within each class and for loans designated high risk. High risk loans are defined as junior lien mortgages, loans with high loan-to-value ratios and loans with terms that require interest only payments. Both criticized loans and high risk loans are included in the base risk analysis for each class and are allocated additional reserves.

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

The estimate of the allowance for March 31, 2016 considered market and portfolio conditions during the first three months of 2016 as well as the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended March 31, 2016. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 4 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

Goodwill and Core Deposit Intangibles

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs impairment testing in the fourth quarter of each year. The Company’s most recent impairment test was performed in the fourth quarter of 2015. Accounting guidance provides the option of performing preliminary assessment of qualitative factors before performing more substantial testing for impairment. The Company opted not to perform the preliminary assessment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to the Company; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to the Company. Each measure indicated that the Company’s fair value exceeded its book value, validating that goodwill is not impaired.

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

Overview

National Bankshares, Inc. (“NBI”) is a financial holding company incorporated under the laws of Virginia. Located in southwest Virginia, NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg (“NBB” or “the Bank”) and National Bankshares Financial Services, Inc. (“NBFS”). NBB, which does business as National Bank from twenty-six full-service locations and one loan production office, is a community bank. NBB is the source of nearly all of the Company’s revenue. NBFS does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

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

The Bank offers a variety of first mortgage and junior lien loans secured by 1-4 family residences to individuals within our markets. Credit decisions are primarily based on loan-to-value (“LTV”) ratios, debt-to-income (“DTI”) ratios, liquidity, and net worth. Income and financial information is obtained from personal tax returns, personal financial statements, credit reports and employment documentation. The Bank generally requires an LTV ratio of 80% or lower, although higher levels are permitted with mortgage insurance. The debt-to-income ratio is limited to 43% of gross income.

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

Home equity loans are secured primarily by second mortgages on residential property. The underwriting policy for home equity loans generally permits aggregate (the total of all liens secured by the collateral property) borrowing availability up to 80% of the appraised value of the collateral. We offer both fixed rate and variable rate home equity loans, with variable rate loans underwritten at fully-indexed rates. Lending decisions are primarily based on LTV ratios, DTI ratios, liquidity and credit history. We do not offer home equity loan products with reduced documentation.

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

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended March 31, 2016 and March 31, 2015 and the year ended December 31, 2015. The measures for March 31, 2016 and March 31, 2015 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Twelve Months Ended December 31, 2015
Return on average assets	1.28%	1.40%	1.37%
Return on average equity	8.64%	9.50%	9.22%
Basic earnings per share	$0.54	$0.57	$2.28
Fully diluted earnings per share	$0.54	$0.57	$2.28
Net interest margin (1)	3.66%	3.94%	3.86%
Noninterest margin (2)	1.48%	1.56%	1.40%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined 12 basis points for the three months ended March 31, 2016, compared with the three months ended March 31, 2015. The annualized return on average equity decreased 86 basis points for the same period.

The annualized net interest margin was 3.66% for the three months ended March 31, 2016, down 28 basis points from the 3.94% reported for the three months ended March 31, 2015. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.

The annualized noninterest margin decreased 8 basis points from the three months ended March 31, 2015. Please refer to the discussion under noninterest expense for further information.

The annualized return on average assets declined 9 basis points for the three months ended March 31, 2016, compared with the year ended December 31, 2015. The annualized return on average equity decreased 58 basis points for the same period.

The annualized net interest margin was down 20 basis points from the 3.86% reported for the year ended December 31, 2015. As with the three-month periods ended March 31, 2016 and March 31, 2015, the primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.

The annualized noninterest margin increased 8 basis points from the year ended December 31, 2015. Please refer to the discussion under noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	March 31, 2016	December 31, 2015	Percent Change
Interest-bearing deposits	$129,363	$130,811	(1.11)%
Securities, at carrying value	415,928	389,288	6.84%
Loans, net	599,536	610,711	(1.83)%
Deposits	1,018,512	1,018,859	(0.03)%
Total assets	1,207,871	1,199,739	0.68%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	March 31, 2016	March 31, 2015	December 31, 2015
Nonperforming loans	$6,405	$9,225	$6,682
Loans past due 90 days or more, and still accruing	328	272	156
Other real estate owned	3,612	4,573	4,165
Allowance for loan losses to loans	1.33%	1.33%	1.34%
Net charge-off ratio	0.26%	0.14%	0.32%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.64%	2.20%	1.74%
Ratio of allowance for loan losses to nonperforming loans	126.57%	89.51%	124.17%

The Company’s risk analysis determined an allowance for loan losses of $8,107 or 1.33% at March 31, 2016, a decrease from $8,297 or 1.34% of loans net of unearned income and deferred fees at December 31, 2015 and from $8,257 or 1.33% of loans net of unearned income and deferred fees at March 31, 2015. The determination of the appropriate level for the allowance for loan losses resulted in a provision for loan loss of $203 for the three months ended March 31, 2016 and $201 for the three months ended March 31, 2015. To determine the appropriate level of allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $13,989 with specific allocation to the allowance for loan losses of $80 at March 31, 2016, compared with individually evaluated impaired loans of $15,346 with specific allocations of $45 at December 31, 2015, and individually evaluated impaired loans of $14,994 and specific allocation of $236 for March 31, 2015. The specific allocation is determined based on criteria particular to each impaired loan.

For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, averaged over the most recent 8 quarters, and adjusted for factors that influence credit risk. Collectively evaluated loans totaled $594,501 with an allowance of $8,027 or 1.35% at March 31, 2016. At December 31, 2015, collectively evaluated loans totaled $604,538 with an allowance of $8,252 or 1.37% of the collectively-evaluated portfolio. Collectively evaluated loans at March 31, 2015 totaled $608,018 with an allowance of $8,021 or 1.32%.

Net charge-offs for March 31, 2016 were $393 or 0.26% of total average loans, an increase when compared with $207 or 0.14% of total average loans for March 31, 2015. However, the charge off rate for the first three months of 2016 decreased when compared with 0.32% for the year ended December 31, 2015. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans.

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days decreased to 0.42% of total loans at March 31, 2016, from 0.48% at December 31, 2015 and 0.66% of total loans at March 31, 2015, decreasing the required level of the allowance for loan losses at March 31, 2016. Nonaccrual loans decreased to 1.05% of total loans at March 31, 2016, from 1.08% at December 31, 2015 and 1.48% at March 31, 2015. The decrease was partially offset by an increase in the percentage of loans past due 90 days or more to 0.05% at March 31, 2016, from 0.03% at December 31, 2015 and 0.04% at March 31, 2015.

Loans rated “special mention” and “classified” indicate heightened credit risk. Collectively evaluated loans rated “special mention” were $6,119 at March 31, 2016, similar to $6,144 at December 31, 2015 but increased from $4,279 at March 31, 2015. Higher levels of loans rated special mention increase the required level of the allowance for collectively-evaluated loans.

Collectively evaluated loans rated classified were $6,179 at March 31, 2016, a slight increase from $6,071 at December 31, 2015 but a significant decrease when compared with $10,973 at March 31, 2015. As with loans rated special mention, higher levels of classified loans increase the requirement for the allowance for collectively evaluated loans.

Other portfolio attributes, including high risk loans, are considered in the determination of the level of the allowance for loan loss. High risk loans, defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio, decreased from December 31, 2015 to March 31, 2016, resulting in a decreased requirement for the allowance for loan losses.

Economic factors contribute to the calculation of the allowance for loan loss. Within the Company’s market area, personal and business bankruptcy rates, residential vacancy, and inventory of new and existing homes improved, while the change in the unemployment rate negatively impacted credit risk. Competition, legal and regulatory environment, and the interest rate environment remained at similar levels to December 31, 2015.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to the total loan portfolio declined slightly from December 31, 2015. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio.

The following table discloses the other real estate owned in physical possession and in process at reporting date:

Other Real Estate Owned(1)	March 31, 2016	March 31, 2015	December 31, 2015
Real estate construction	$2,870	$3,214	$3,180
Consumer real estate	125	203	353
Commercial real estate	617	1,156	632
Total other real estate owned	$3,612	$4,573	$4,165
Other real estate owned in process	$836	$589	$228

(1)	Net of valuation allowance.

Other real estate owned decreased $553 from December 31, 2015 and $961 from March 31, 2015. As of March 31, 2016, total residential properties approximating $836 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

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

The Company tracks modifications to assist in identifying troubled debt restructurings. The majority of modifications granted during the first three months of 2016 and 2015 were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings for the first three months of 2016 and 2015 follows:

Three Months Ended March 31, 2016
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	11	$11,919
Payment extensions for less than 3 months	25	434
Maturity date extensions of more than 3 months and up to 6 months	64	4,890
Maturity date extensions of more than 6 months and up to 12 months	69	3,337
Maturity date extensions of more than 12 months	4	2,358
Advances on non-revolving loans or capitalization	---	---
Change in amortization term or method	9	429
Renewal of expired Home Equity Line of Credit loans for additional 10 years	4	253
Renewal of single-payment notes	57	881
Total modifications that do not constitute TDRs	243	$24,501

Three Months Ended March 31, 2015
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	26	$18,992
Payment extensions for less than 3 months	20	764
Maturity date extensions of more than 3 months and up to 6 months	53	7,350
Maturity date extensions of more than 6 months and up to 12 months	69	3,782
Maturity date extensions of more than 12 months	---	---
Advances on non-revolving loans or capitalization	1	538
Change in amortization term or method	1	209
Renewal of expired Home Equity Line of Credit loans for additional 10 years	8	197
Renewal of single-payment notes	57	1,260
Total modifications that do not constitute TDRs	235	$33,092

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

The Company’s TDRs were $12,228 at March 31, 2016, a decrease from $13,453 at December 31, 2015. Accruing TDR loans amounted to $7,724 at March 31, 2016 and $8,814 at December 31, 2015. TDRs with a current payment history with at least six months may accrue interest.

	TDR Status as of March 31, 2016
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$683	$	---	$	---	$	---	$683
Consumer real estate	953		457		496		---	---
Commercial real estate	10,587		6,766		---		---	3,821
Commercial non real estate	5		5		---		---	---
Total TDR Loans	$12,228		$7,228		$496	$	---	$4,504

	TDR Status as of December 31, 2015
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$718	$	---	$	---	$	---	$718
Consumer real estate	962		784		178		---	---
Commercial real estate	11,566		7,645		---		---	3,921
Commercial non real estate	207		207		---		---	---
Total TDR Loans	$13,453		$8,636		$178	$	---	$4,639

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. The Company did not modify any loans in a troubled debt restructuring during the first three months of 2016. During the first three months of 2015, the Company modified in a troubled debt restructure one loan with a post-modification balance of $907. Please refer to Note 4 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the three months ended March 31, 2016 and 2015 follows:

	Three Months Ended
	March 31, 2016			March 31, 2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$610,530	$7,505	4.94%	$604,748	$7,751	5.20%
Taxable securities (5)	253,681	1,677	2.66%	233,230	1,734	3.02%
Nontaxable securities (1)(5)(6)	142,865	2,031	5.72%	150,399	2,146	5.79%
Interest-bearing deposits	125,849	162	0.52%	104,104	64	0.25%
Total interest-earning assets	$1,132,925	$11,375	4.04%	$1,092,481	$11,695	4.34%
Interest-bearing liabilities:
Interest-bearing demand deposits	$558,095	$785	0.57%	$523,410	$752	0.58%
Savings deposits	91,261	9	0.04%	83,023	8	0.04%
Time deposits	189,587	274	0.58%	214,875	327	0.62%
Total interest-bearing liabilities	$838,943	$1,068	0.51%	$821,308	$1,087	0.54%
Net interest income and interest rate spread		$10,307	3.53%		$10,608	3.80%
Net yield on average interest-earning assets			3.66%			3.94%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three-month periods presented.
(2)	Included in interest income are loan fees of $103 and $117 for the three months ended March 31, 2016 and 2015, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes mortgage loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The following table reconciles net interest income on a fully-taxable equivalent basis to net interest income on a GAAP basis.

	Three Months Ended March 31,
	2016	2015
Net interest income, fully taxable equivalent basis	$10,307	$10,608
Less: taxable equivalent adjustment	(891)	(901)
Net interest income	9,416	9,707

The net interest margin decreased 28 basis points for the three-month period ended March 31, 2016, when compared with the three period ended March 31, 2015, respectively. The decrease in interest rate spread was driven by a decline in the yield on earning assets of 30 basis points for the three-month period, offset by a decline in the cost of interest-bearing liabilities of 3 basis points for the three-month period.

The current low interest rate environment combined with high competition for loan business has resulted in lower yields on interest-earning assets. The 26 basis point decline in loan yield for the three-month period ended March 31, 2016 compared with the same period ended March 31, 2015 stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The yield on taxable securities was 36 basis points lower for the three months ended March 31, 2016, when compared with the same period in 2015. The yield on nontaxable securities for the three months ended March 31, 2016 declined 7 basis points from the three-month period ended March 31, 2015. The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments.

For the three-month period ended March 31, 2016, the decline in the cost of interest-bearing liabilities came from a 4 basis point reduction in the cost of time deposits and a 1 basis point reduction in interest-bearing demand deposits when compared with the three-month period ended March 31, 2015. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The provision for loan losses for the three-month period ended March 31, 2016 was $203, compared with $201 for the three months, ended March 31, 2015. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at March 31, 2016 was 1.33%, which compares to 1.34% at December 31, 2015. The net charge-off ratio was 0.26% for the three months ended March 31, 2016 and 0.32% for the year ended December 31, 2015. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	March 31, 2106	March 31, 2015	Percent Change
Service charges on deposits	$560	$535	4.67%
Other service charges and fees	72	71	1.41%
Credit card fees	870	895	(2.79)%
Trust fees	323	289	11.76%
BOLI income	147	149	(1.34)%
Other income	345	314	9.87%
Realized securities gains (losses), net	24	(2)	NM (1)

(1)     Change is not meaningful due to the small levels at March 31, 2016 and March 31, 2015.

Service charges on deposit accounts and other service charges and fees increased when the three month period ended March 31, 2016 is compared with the same period in 2015. Other service charges and fees includes charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Service charges on deposits and other service charges and fees are subject to normal business fluctuation and are not due to changes in fee structure.

Credit card fees for the three-month period ended March 31, 2016 decreased $25 or 2.79% when compared with the same period last year. The decline is the result of normal fluctuation.

Income from trust fees increased $34 or 11.76% for the three months ended March 31, 2016, compared with the three months ended March 31, 2015. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income decreased slightly for the three-month period ended March 31, 2016, when compared to the same period in 2015.

Other income includes fees on the sale of secondary-market mortgages, net gains from the sales of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. Other income for the three-month period ended March 31, 2016 increased $31, when compared with the same period ended March 31, 2015. Fees on the sale of secondary-market mortgages contributed $8 of the $31 increase. Other income in 2016 also benefited from a vendor signing incentive. These areas fluctuate with market conditions and because of competitive factors.

Net realized securities gains for the three months ended March 31, 2016 were $24, compared with a loss of $2 for the same period in 2015. Net realized securities gains and losses are market driven and have resulted from calls and sales of securities.

Noninterest Expense

	Three Months Ended
	March 31, 2016	March 31, 2015	Percent Change
Salaries and employee benefits	$3,568	$3,051	16.95%
Occupancy, furniture and fixtures	477	449	6.24%
Data processing and ATM	411	435	(5.52)%
FDIC assessment	141	135	4.44%
Credit card processing	622	610	1.97%
Intangibles amortization	110	269	(59.11)%
Net costs of other real estate owned	69	464	(85.13)%
Franchise taxes	331	308	7.47%
Other operating expenses	955	959	(0.42)%

Total noninterest expense increased $4 or 0.06% when the three months ended March 31, 2016 are compared to the same period of 2015. For the three-month period ended March 31, 2016, salaries and employee benefits rose $517 or 16.95% when compared with the three-month period ended March 31, 2015. The increase was due to greater pension expenses, health insurance reserve accrual and staffing decisions.

Intangible assets amortization declined $159 or 59.11%. Core deposit intangibles are the result of prior merger and acquisition activity and are amortized over a period of years. Some of the Company’s core deposit intangibles became fully amortized in the latter part of 2015. Please refer to the company’s 2015 10-K, Footnote 18 Intangible Assets and Goodwill for information on the Company’s core deposit intangibles.

The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. Net costs of OREO declined $395 or 85.13% when the three-month periods ended March 31, 2016 and 2015 are compared. During the first quarter of 2015, the Company recognized a write-down on an OREO property resulting from a decline in appraised value. The Company recognizes OREO properties at the lower of cost or fair market value and periodically obtains appraisals to determine market value.

Occupancy, furniture and fixtures increased $28 or 6.24% as the result of normal business expenditures. Credit card processing expense increased $12 or 1.97%. Credit card processing costs are driven by volume and other factors and are subject to a degree of variability.

Data processing and ATM expenses declined $24 or 5.52% and other operating expenses declined $4 or 0.42%. The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations and other expenses. The changes in data processing and ATM expenses and other operating expenses were the result of normal business operations.

Franchise tax expense increased $23 or 7.47% for the three months ended March 31, 2016, compared with the same period of 2015. Franchise tax is based on capital levels of the subsidiary bank.

FDIC assessment expense for the three months ended March 31, 2016 increased $6 or 4.44% when compared with the same period of 2015. The calculation is based on total assets and incorporates risk-based factors to determine the amount of the assessment.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	March 31, 2016	December 31, 2015	Percent Change
Interest-bearing deposits	$125,849	$96,677	30.17%
Securities available for sale and restricted stock	246,286	224,058	9.92%
Securities held to maturity	149,202	155,747	(4.20)%
Loans, net	601,557	611,554	(1.63)%
Total assets	1,188,462	1,155,594	2.84%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$164,193	$159,829	2.73%
Interest-bearing demand deposits	558,095	526,682	5.96%
Savings deposits	91,261	85,940	6.19%
Time deposits	189,587	204,146	(7.13)%
Stockholders’ equity	175,991	171,732	2.48%

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

Loans

	March 31, 2106	December 31, 2015	Percent Change
Real estate construction loans	$39,193	$48,251	(18.77)%
Consumer real estate loans	144,268	143,504	0.53%
Commercial real estate loans	310,637	309,378	0.41%
Commercial non real estate loans	33,682	37,571	(10.35)%
Public sector and IDA	50,777	51,335	(1.09)%
Consumer non real estate	29,933	29,845	0.29%
Less: unearned income and deferred fees	(847)	(876)	(3.31)%
Loans, net of unearned income and deferred fees	$607,643	$619,008	(1.84)%

The Company’s loans net of unearned income and deferred fees decreased by $11,365 or 1.84% from $619,008 at December 31, 2015 to $607,643 at March 31, 2016. The decline stemmed primarily from a decrease in real estate construction loans of $9,058 or 18.77% and a decrease in commercial loans of $3,889 or 10.35%.

The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products, reverse mortgages or loans with initial teaser rates.

Deposits

	March 31, 2016	December 31, 2015	Percent Change
Noninterest-bearing demand deposits	$170,207	$166,453	2.26%
Interest-bearing demand deposits	570,065	569,787	0.05%
Saving deposits	92,944	90,236	3.00%
Time deposits	185,296	192,383	(3.68)%
Total deposits	$1,018,512	$1,018,859	(0.03)%

Total deposits decreased $347 or 0.03% from $1,018,859 at December 31, 2015 to $1,018,512 at March 31, 2016. Increases in noninterest-bearing demand deposits totaled $3,754 and increases in savings deposits totaled $2,708. These increases were offset by a decline in time deposits of $7,087 when March 31, 2016 is compared with December 31, 2015. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers appear unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At March 31, 2016, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At March 31, 2016, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At March 31, 2016, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At March 31, 2016, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At March 31, 2016, the loan to deposit ratio was 59.66%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at March 31, 2016 was $179,236, an increase of $7,122 or 4.14%, from the $172,114 at December 31, 2015.

Risk based capital ratios are shown in the following table.

	Ratios at March 31, 2016	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservative Buffer
Common Equity Tier I Capital Ratio	25.25%	4.50%	5.125%
Tier I Capital Ratio	25.25%	6.00%	6.625%
Total Capital Ratio	26.39%	8.00%	8.625%
Leverage Ratio	15.19%	4.00%	4.00%

Risk-based capital ratios are calculated in compliance with Federal Reserve rules based on Basel III capital requirements. The Company’s ratios are well above the required minimums at March 31, 2016.

Beginning January 1, 2016, a capital conservation buffer of .625% became effective. The capital conservation buffer will be gradually increased through January 1, 2019 to 2.5%. Banks will be required to maintain capital levels that meet the required minimum plus the capital conservation buffer in order to make distributions or discretionary bonus payments.

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

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. Mortgages must meet strict underwriting and documentation requirements for the sale to be completed. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of March 31, 2016. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2016, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at March 31, 2016. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material at the end of the three months of 2016 and have not changed materially from those which were disclosed in the Company’s 2015 Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2015 in the Company’s 2015 Form 10-K.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2016 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2015 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

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

NATIONAL BANKSHARES, INC.

Date: May 9, 2016	/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to the Form 8-K filed on July 9, 2014)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on September 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)

*10(xiii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(xv)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(xvi)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 are formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Statements of Income for the three month period ended March 31, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2016 and 2015; (iii)Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

*     Indicates a management contract or compensatory plan.