Form 10-Q
period 2016-06-30
NATIONAL BANKSHARES INC
filed 2016-08-05
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at August 3, 2016 6,957,974

(This report contains 58 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I
Item 1. Financial Statements	Financial Information
National Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

$ in thousands, except per share data	(Unaudited) June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$14,320	$12,152
Interest-bearing deposits	75,892	130,811
Securities available for sale, at fair value	303,242	236,131
Securities held to maturity (fair value of $146,241 at June 30, 2016 and $158,032 at December 31, 2015)	138,424	152,028
Restricted stock, at cost	1,170	1,129
Loans held for sale	663	634
Loans:
Loans, net of unearned income and deferred fees	630,916	619,008
Less allowance for loan losses	(8,195)	(8,297)
Loans, net	622,721	610,711
Premises and equipment, net	8,718	9,020
Accrued interest receivable	5,259	5,769
Other real estate owned, net	3,425	4,165
Intangible assets and goodwill	6,046	6,224
Bank-owned life insurance	22,699	22,401
Other assets	7,720	8,564
Total assets	$1,210,299	$1,199,739

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$171,350	$166,453
Interest-bearing demand deposits	575,364	569,787
Savings deposits	95,484	90,236
Time deposits	179,540	192,383
Total deposits	1,021,738	1,018,859
Accrued interest payable	56	56
Other liabilities	8,577	8,710
Total liabilities	1,030,371	1,027,625
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,957,974 shares at June 30, 2016 and at December 31, 2015	8,697	8,697
Retained earnings	175,170	171,353
Accumulated other comprehensive loss, net	(3,939)	(7,936)
Total stockholders' equity	179,928	172,114
Total liabilities and stockholders' equity	$1,210,299	$1,199,739

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended June 30, 2016 and 2015

(Unaudited)

$ in thousands, except per share data	June 30, 2016	June 30, 2015
Interest Income
Interest and fees on loans	$7,289	$7,600
Interest on interest-bearing deposits	150	55
Interest on securities – taxable	1,567	1,712
Interest on securities – nontaxable	1,286	1,357
Total interest income	10,292	10,724

Interest Expense
Interest on time deposits	253	315
Interest on other deposits	810	736
Total interest expense	1,063	1,051
Net interest income	9,229	9,673
Provision for loan losses	654	355
Net interest income after provision for loan losses	8,575	9,318

Noninterest Income
Service charges on deposit accounts	569	570
Other service charges and fees	46	48
Credit card fees	969	976
Trust income	354	299
BOLI income	151	150
Other income	455	419
Realized securities gain, net	74	5
Total noninterest income	2,618	2,467

Noninterest Expense
Salaries and employee benefits	2,907	3,232
Occupancy and furniture and fixtures	448	420
Data processing and ATM	595	408
FDIC assessment	145	135
Credit card processing	712	675
Intangible assets amortization	68	269
Net costs of other real estate owned	39	43
Franchise taxes	322	322
Other operating expenses	1,002	861
Total noninterest expense	6,238	6,365
Income before income taxes	4,955	5,420
Income tax expense	1,090	1,310

Net Income	$3,865	$4,110
Basic net income per common share	$0.56	$0.59
Fully diluted net income per common share	$0.56	$0.59
Weighted average number of common shares outstanding – basic	6,957,974	6,952,540
Weighted average number of common shares outstanding – diluted	6,957,974	6,956,039
Dividends declared per common share	$0.55	$0.53

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended June 30, 2016 and 2015

(Unaudited)

$ in thousands	June 30, 2016	June 30, 2015
Net Income	$3,865	$4,110

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $368 and ($3,048) for the periods ended June 30, 2016 and 2015, respectively	684	(5,665)
Reclassification adjustment for gain included in net income, net of tax of ($16) and ($2) for the periods ended June 30, 2016 and 2015, respectively	(30)	(3)
Other comprehensive income (loss), net of tax of $352 and ($3,050) for the periods ended June 30, 2016 and 2015, respectively	654	(5,668)
Total Comprehensive Income (Loss)	$4,519	$(1,558)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Six Months Ended June 30, 2016 and 2015

(Unaudited)

$ in thousands, except per share data	June 30, 2016	June 30, 2015
Interest Income
Interest and fees on loans	$14,623	$15,210
Interest on interest-bearing deposits	312	119
Interest on securities – taxable	3,244	3,446
Interest on securities – nontaxable	2,597	2,743
Total interest income	20,776	21,518

Interest Expense
Interest on time deposits	527	642
Interest on other deposits	1,604	1,496
Total interest expense	2,131	2,138
Net interest income	18,645	19,380
Provision for loan losses	857	556
Net interest income after provision for loan losses	17,788	18,824

Noninterest Income
Service charges on deposit accounts	1,129	1,105
Other service charges and fees	118	119
Credit card fees	1,839	1,871
Trust income	677	588
BOLI income	298	299
Other income	800	733
Realized securities gain, net	98	3
Total noninterest income	4,959	4,718

Noninterest Expense
Salaries and employee benefits	6,475	6,283
Occupancy and furniture and fixtures	925	869
Data processing and ATM	1,006	843
FDIC assessment	286	270
Credit card processing	1,334	1,285
Intangible assets amortization	178	538
Net costs of other real estate owned	108	507
Franchise taxes	653	630
Other operating expenses	1,957	1,820
Total noninterest expense	12,922	13,045
Income before income taxes	9,825	10,497
Income tax expense	2,181	2,421

Net Income	$7,644	$8,076
Basic net income per common share	$1.10	$1.16
Fully diluted net income per common share	$1.10	$1.16
Weighted average number of common shares outstanding – basic	6,957,974	6,951,513
Weighted average number of common shares outstanding – diluted	6,957,974	6,955,093
Dividends declared per common share	$0.55	$0.53

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Six Months Ended June 30, 2016 and 2015

(Unaudited)

$ in thousands	June 30, 2016	June 30, 2015
Net Income	$7,644	$8,076

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $2,171 and ($1,728) for the periods ended June 30, 2016 and 2015, respectively	4,031	(3,213)
Reclassification adjustment for gain included in net income, net of tax of ($18) for the period ended June 30, 2016 and ($1) for the period ended June 30, 2015	(34)	(2)
Other comprehensive income (loss), net of tax of $2,153 and ($1,729) for the periods ended June 30, 2016 and 2015, respectively	3,997	(3,215)
Total Comprehensive Income	$11,641	$4,861

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2016 and 2015

(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2014	$8,688	$163,287	$(5,672)	$166,303
Net income	---	8,076	---	8,076
Dividends $0.53 per share	---	(3,686)	---	(3,686)
Exercise of stock options	5	87	---	92
Other comprehensive loss, net of tax of ($1,729)	---	---	(3,215)	(3,215)
Balances at June 30, 2015	$8,693	$167,764	$(8,887)	$167,570

Balances at December 31, 2015	$8,697	$171,353	$(7,936)	$172,114
Net income	---	7,644	---	7,644
Dividends $0.55 per share	---	(3,827)	---	(3,827)
Other comprehensive income, net of tax of $2,153	---	---	3,997	3,997
Balances at June 30, 2016	$8,697	$175,170	$(3,939)	$179,928

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

(Unaudited)

$ in thousands	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities
Net income	$7,644	$8,076
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	857	556
Depreciation of bank premises and equipment	393	376
Amortization of intangibles	178	538
Amortization of premiums and accretion of discounts, net	48	60
Loss on disposal of premises and equipment	---	6
Gain on sales and calls of securities available for sale, net	(52)	(3)
Gain on calls of securities held to maturity, net	(46)	---
Loss and write-down on other real estate owned, net	55	392
Increase in cash value of bank-owned life insurance	(298)	(299)
Originations of mortgage loans held for sale	(6,431)	(7,458)
Proceeds from sale of mortgage loans held for sale	6,508	7,008
Gain on sale of mortgage loans held for sale	(106)	(112)
Net change in:
Accrued interest receivable	510	(109)
Other assets	(1,308)	(627)
Accrued interest payable	---	(7)
Other liabilities	(133)	552
Net cash provided by operating activities	7,819	8,949

Cash Flows from Investing Activities
Net change interest-bearing deposits	54,919	18,730
Proceeds from calls, principal payments, sales and maturities of securities available for sale	122,457	32,342
Proceeds from calls, principal payments and maturities of securities held to maturity	13,591	5,682
Purchases of securities available for sale	(183,355)	(32,957)
Net change in restricted stock	(41)	(40)
Purchases of loan participations	(1,446)	---
Collections of loan participations	584	1,943
Loan originations and principal collections, net	(12,097)	(24,814)
Proceeds from sale of other real estate owned	685	531
Recoveries on loans charged off	92	88
Proceeds from sale and purchases of premises and equipment, net	(92)	(129)
Net cash provided by (used in) investing activities	(4,703)	1,376

Cash Flows from Financing Activities
Net change in time deposits	(12,843)	(13,676)
Net change in other deposits	15,722	5,404
Cash dividends paid	(3,827)	(3,686)
Stock options exercised	---	92
Net cash used in financing activities	(948)	(11,866)
Net change in cash and due from banks	2,168	(1,541)
Cash and due from banks at beginning of period	12,152	12,894
Cash and due from banks at end of period	$14,320	$11,353

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$2,131	$2,145
Income taxes paid	2,250	2,560

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$1,051	$776
Loans transferred to other real estate owned	---	620
Unrealized net gain (loss) on securities available for sale	6,150	(4,944)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the six month period ended June 30, 2016 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2015 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note 2: Stock-Based Compensation

The Company’s 1999 Stock Option Plan was terminated on March 9, 2009. Incentive stock options were granted annually to key employees of NBI and its subsidiaries from 1999 to 2005 and none have been granted since 2005. All un-exercised stock options expired in November 2015. There were 4,000 stock options exercised during the six months ended June 30, 2015.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	20,500	$23.00
Exercised	(4,000)	23.00
Forfeited or expired	---	---
Outstanding at June 30, 2015	16,500	$23.00	0.359	$103
Exercisable at June 30, 2015	16,500	$23.00	0.359	$103

Note 3:     Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	June 30, 2016	December 31, 2015
Real estate construction	$42,334	$48,251
Consumer real estate	147,588	143,504
Commercial real estate	321,043	309,378
Commercial non real estate	41,727	37,571
Public sector and IDA	47,046	51,335
Consumer non real estate	32,027	29,845
Gross loans	631,765	619,884
Less unearned income and deferred fees	(849)	(876)
Loans, net of unearned income and deferred fees	$630,916	$619,008

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

Two loss rates for each class are calculated: total net charge-offs for the class as a percentage of average class loan balance (“class loss rate”), and total net charge-offs for the class as a percentage of average classified loans in the class (“classified loss rate”). Classified loans are those with risk ratings of “substandard”, “doubtful” or “loss”. Net charge-offs in both calculations include charge-offs and recoveries of classified and non-classified loans as well as those associated with impaired loans. Class historical loss rates are applied to non-classified loan balances at the reporting date, and classified historical loss rates are applied to classified loan balances that are not individually evaluated at the reporting date.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297
Charge-offs	(29)	(89)	(125)	(708)	---	(100)	---	(1,051)
Recoveries	---	1	59	1	---	31	---	92
Provision for loan losses	(32)	(2)	(574)	1,537	(55)	(3)	(14)	857
Balance, June 30, 2016	$515	$1,776	$3,469	$1,485	$381	$555	$14	$8,195

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2014	$612	$1,662	$3,537	$1,475	$327	$602	$48	$8,263
Charge-offs	---	(201)	(116)	(330)	---	(129)	---	(776)
Recoveries	---	1	24	---	---	63	---	88
Provision for loan losses	(136)	375	373	(204)	159	(22)	11	556
Balance, June 30, 2015	$476	$1,837	$3,818	$941	$486	$514	$59	$8,131

	Activity in the Allowance for Loan Losses for the year ended December 31, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2014	$612	$1,662	$3,537	$1,475	$327	$602	$48	$8,263
Charge-offs	---	(205)	(1,114)	(490)	---	(311)	---	(2,120)
Recoveries	---	2	49	1	---	93	---	145
Provision for loan losses	(36)	407	1,637	(331)	109	243	(20)	2,009
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297

	Allowance for Loan Losses as of June 30, 2016
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$20	$51	$	---	$	---	$	---	$	---	$71
Collectively evaluated for impairment		515	1,756	3,418		1,485		381		555		14	8,124
Total		$515	$1,776	$3,469		$1,485		$381		$555		$14	$8,195

	Allowance for Loan Losses as of December 31, 2015
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$22	$23	$	---	$	---	$	---	$	---	$45
Collectively evaluated for impairment		576	1,844	4,086		655		436		627		28	8,252
Total		$576	$1,866	$4,109		$655		$436		$627		$28	$8,297

	Loans as of June 30, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$678	$934	$8,773	$315	$	---	$	---	$	---	$10,700
Collectively evaluated for impairment	41,656	146,654	312,270	41,412		47,046		32,027		---	621,065
Total loans	$42,334	$147,588	$321,043	$41,727		$47,046		$32,027	$	---	$631,765

	Loans as of December 31, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$718	$962	$12,575	$1,091	$	---	$	---	$	---	$15,346
Collectively evaluated for impairment	47,533	142,542	296,803	36,480		51,335		29,845		---	604,538
Total	$48,251	$143,504	$309,378	$37,571		$51,335		$29,845	$	---	$619,884

A summary of ratios for the allowance for loan losses follows.

	As of the Six Months Ended June 30,		For the Year Ended December 31,
	2016	2015	2015
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.30%	1.30%	1.34%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.31%	0.22%	0.32%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	June 30,		December 31,
	2016	2015	2015
Nonperforming assets:
Nonaccrual loans	$1,751	$2,870	$2,043
Restructured loans in nonaccrual	4,454	6,035	4,639
Total nonperforming loans	6,205	8,905	6,682
Other real estate owned, net	3,425	4,441	4,165
Total nonperforming assets	$9,630	$13,346	$10,847
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.52%	2.11%	1.74%
Ratio of allowance for loan losses to nonperforming loans(1)	132.07%	91.31%	124.17%

(1)	The Company defines nonperforming loans as nonaccrual loans. Loans 90 days or more past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	June 30,				December 31,
	2016		2015		2015
Loans past due 90 days or more and still accruing		$316		$80	$156
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.05%		0.01%	0.03%
Accruing restructured loans		$4,729		$5,943	$8,814
Impaired loans:
Impaired loans with no valuation allowance		$8,902		$12,182	$12,973
Impaired loans with a valuation allowance		1,798		2,503	2,373
Total impaired loans		$10,700		$14,685	$15,346
Valuation allowance		(71)		(151)	(45)
Impaired loans, net of allowance		$10,629		$14,534	$15,301
Average recorded investment in impaired loans(1)		$14,147		$15,543	$17,297
Interest income recognized on impaired loans, after designation as impaired		$149		$172	$769
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loans that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. No interest income was recognized on nonaccrual loans for the six months ended June 30, 2016 or June 30, 2015 or for the year ended December 31, 2015.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of June 30, 2016
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1)for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$689	$678	$678	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	696	653	302		351		12
Residential closed-end junior liens	207	207	---		207		4
Investor-owned residential real estate	74	74	---		74		4
Commercial Real Estate(2)
Multifamily real estate	1,867	1,594	1,594		---		---
Commercial real estate, owner-occupied	4,453	4,406	3,240		1,166		51
Commercial real estate, other	2,997	2,773	2,773		---		---
Commercial Non Real Estate(2)
Commercial and industrial	323	315	315		---		---
Total	$11,306	$10,700	$8,902		$1,798		$71

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2015
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$718	$718	$718	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	713	669	305		364		13
Residential closed-end junior liens	218	218	---		218		5
Investor-owned residential real estate	75	75	---		75		4
Commercial Real Estate(2)
Multifamily real estate	1,988	1,728	1,728		---		---
Commercial real estate, owner occupied	5,068	5,020	3,304		1,716		23
Commercial real estate, other	5,990	5,827	5,827		---		---
Commercial Non Real Estate(2)
Commercial and industrial	1,099	1,091	1,091		---		---
Total	$15,869	$15,346	$12,973		$2,373		$45

(1)    Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)   Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Six Months Ended June 30, 2016
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$678	$	---
Consumer Real Estate(2)
Residential closed-end first liens	664		20
Residential closed-end junior liens	213		7
Investor-owned residential real estate	75		2
Commercial Real Estate(2)
Multifamily real estate	1,595		---
Commercial real estate, owner occupied	4,807		120
Commercial real estate, other	5,203		---
Commercial Non Real Estate(2)
Commercial and industrial	912		---
Total	$14,147		$149

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Six Months Ended June 30, 2015
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$499	$15
Residential closed-end junior liens	233	8
Investor-owned residential real estate	76	2
Commercial Real Estate(2)
Multifamily real estate	2,678	---
Commercial real estate, owner occupied	5,565	57
Commercial real estate, other	5,974	86
Commercial Non Real Estate(2)
Commercial and industrial	518	4
Total	$15,543	$172

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Year Ended December 31, 2015
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$612	$23
Consumer Real Estate(2)
Residential closed-end first liens	681	43
Residential closed-end junior liens	228	15
Investor-owned residential real estate	76	5
Commercial Real Estate(2)
Multifamily real estate	2,581	84
Commercial real estate, owner occupied	6,141	251
Commercial real estate, other	5,888	308
Commercial Non Real Estate(2)
Commercial and industrial	1,090	40
Total	$17,297	$769

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

A restructured loan that maintains current status for at least six months may be returned to accrual status.

An analysis of past due and nonaccrual loans follows.

June 30, 2016
	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction residential	$	---	$	---	$	---	$678
Consumer Real Estate(1)
Equity lines		37		48		48	---
Residential closed-end first liens		1,229		216		216	---
Residential closed-end junior liens		21		37		37	---
Investor-owned residential real estate		242		12		---	22
Commercial Real Estate(1)
Multifamily real estate		330		1,594		---	1,594
Commercial real estate, owner-occupied		---		610		---	737
Commercial real estate, other		---		---		---	2,774
Commercial Non Real Estate(1)
Commercial and industrial		45		315		---	400
Consumer Non Real Estate(1)
Credit cards		18		4		4	---
Automobile		237		11		11	---
Other consumer loans		49		---		---	---
Total		$2,208		$2,847		$316	$6,205

(1)     Only classes with past-due or nonaccrual loans are shown.

December 31, 2015
	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$	---	$	---	$718
Construction, other		26		---		---	---
Consumer Real Estate
Equity lines		16		---		---	---
Residential closed-end first liens		1,402		106		106	14
Residential closed-end junior liens		123		39		39	---
Investor-owned residential real estate		248		---		---	---
Commercial Real Estate
Multifamily real estate		684		1,728		---	1,728
Commercial real estate, owner occupied		---		357		---	494
Commercial real estate, other		---		---		---	2,845
Commercial Non Real Estate
Commercial and industrial		142		883		---	883
Public Sector and IDA
Public sector and IDA		---		---		---	---
Consumer Non Real Estate
Credit cards		5		6		6	---
Automobile		286		5		5	---
Other consumer loans		60		---		---	---
Total		$2,992		$3,124		$156	$6,682

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

Determination of risk grades was completed for the portfolio as of June 30, 2016 and December 31, 2015.

The following displays collectively-evaluated loans by credit quality indicator.

June 30, 2016

	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$12,768	$3,694	$	---
Construction, other	25,194	---		---
Consumer Real Estate
Equity lines	16,544	---		62
Closed-end first liens	80,103	1,366		998
Closed-end junior liens	5,035	---		57
Investor-owned residential real estate	41,708	29		752
Commercial Real Estate
Multifamily residential real estate	95,897	462		1,245
Commercial real estate owner-occupied	115,472	1,162		929
Commercial real estate, other	97,046	57		---
Commercial Non Real Estate
Commercial and industrial	40,421	334		657
Public Sector and IDA
States and political subdivisions	47,046	---		---
Consumer Non Real Estate
Credit cards	5,929	---		---
Automobile	13,702	82		133
Other consumer	12,142	22		17
Total	$609,007	$7,208		$4,850

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2015

	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$10,626	$3,694	$	---
Construction, other	33,213	---		---
Consumer Real Estate
Equity lines	16,236	15		87
Closed-end first liens	78,614	708		1,370
Closed-end junior liens	4,983	55		61
Investor-owned residential real estate	39,616	31		766
Commercial Real Estate
Multifamily residential real estate	77,060	---		1,804
Commercial real estate owner-occupied	121,741	1,165		1,274
Commercial real estate, other	93,701	58		---
Commercial Non Real Estate
Commercial and industrial	35,652	285		543
Public Sector and IDA
States and political subdivisions	51,335	---		---
Consumer Non Real Estate
Credit cards	5,773	---		---
Automobile	12,414	102		138
Other consumer	11,359	31		28
Total	$592,323	$6,144		$6,071

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $9,183 at June 30, 2016, $13,453 at December 31, 2015, and $11,978 at June 30, 2015. The Company did not modify any loans in troubled debt restructures during the three-month period ended June 30, 2015. The following table presents restructurings by class that occurred during the three-month period ended June 30, 2016.

	Restructurings That Occurred During the Three Months Ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, other	2	3,008	3,008
Total	2	$3,008	$3,008

During the three-month period ended June 30, 2016, the Company modified two loans in troubled debt restructurings. The loans were originally modified in troubled debt restructurings in 2014 to provide payment relief by lowering the interest rate and allowing interest-only payments. The restructurings completed in 2016 lowered the interest rate slightly from the 2014 restructured terms and returned the loans to amortization with payments of principal and interest. The loans were in nonaccrual prior to the 2016 restructuring and will remain in nonaccrual until they have met the Company's policy to return to accrual status. The loans are collateral dependent and the fair value is measured using the collateral method. Impairment measurement did not result in a specific allocation for either loan.

The following tables present restructurings by class that occurred during the six-month periods ended June 30, 2016 and 2015.

	Restructurings That Occurred During the Six Months Ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, other	2	3,008	3,008
Total	2	$3,008	$3,008

	Restructurings That Occurred During the Six Months Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, owner occupied	1	994	907
Total	1	$994	$907

For information on the restructures that occurred during the six-month period ended June 30, 2016, please refer to the discussion under the restructurings that occurred during the three-month period ended June 30, 2016.

During the six-month period ended June 30, 2015, the Company restructured 1 loan to provide payment relief. The restructuring provided payment relief by forgiving principal of $100, capitalizing interest and re-amortizing payments. As of June 30, 2015, the restructured loan was in nonaccrual status. The fair value measurement of the restructured loan as of June 30, 2015 resulted in no specific allocation to the allowance for loan losses.

The Company analyzed its TDR portfolio for loans that defaulted during the six month periods ended June 30, 2016 and June 30, 2015, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. There were no restructured loans that defaulted that were modified within 12 months prior to default for the six month periods ended June 30, 2016 and 2015.

Note 5: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	June 30, 2016
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$280,386	$1,576	$239	$281,723
States and political subdivisions	13,573	420	---	13,993
Mortgage-backed securities	1,031	113	---	1,144
Corporate debt securities	6,016	260	35	6,241
Other securities	189	---	48	141
Total securities available for sale	$301,195	$2,369	$322	$303,242

	December 31, 2015
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$216,897	$519	$4,952	$212,464
States and political subdivisions	15,934	541	---	16,475
Mortgage-backed securities	1,199	120	---	1,319
Corporate debt securities	6,015	22	291	5,746
Other securities	189	---	62	127
Total securities available for sale	$240,234	$1,202	$5,305	$236,131

The amortized cost and fair value of single maturity securities available for sale at June 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	June 30, 2016
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$7,518	$7,539
Due after one year through five years	174,169	174,317
Due after give years through ten years	51,036	51,350
Due after ten years	68,283	69,895
No maturity	189	141
Total securities available for sale	$301,195	$303,242

The Company holds restricted stock with the Federal Home Loan Bank and the Federal Reserve. Required ownership amounts are determined by the correspondent banks and the Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded. The Company held restricted stock of $1,170 as of June 30, 2016 and $1,129 as of December 31, 2015.

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type are as follows.

	June 30, 2016
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$3,934	$379	$	---	$4,313
States and political subdivisions	132,773	7,407		36	140,144
Mortgage-backed securities	295	36		---	331
Corporate debt securities	1,422	31		---	1,453
Total securities held to maturity	$138,424	$7,853		$36	$146,241

	December 31, 2015
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$13,909	$288	$177	$14,020
States and political subdivisions	136,373	6,179	330	142,222
Mortgage-backed securities	327	36	---	363
Corporate debt securities	1,419	10	2	1,427
Total securities held to maturity	$152,028	$6,513	$509	$158,032

The amortized cost and fair value of single maturity securities held to maturity at June 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	June 30, 2016
	Amortized Cost	Fair Value
Held to maturity:
Due in one year or less	$2,148	$2,188
Due after one year through five years	20,798	22,207
Due after give years through ten years	17,362	18,415
Due after ten years	98,116	103,431
Total securities held to maturity	$138,424	$146,241

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	June 30, 2016
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$81,878	$200	$3,659	$39
States and political subdivisions	---	---	2,210	36
Corporate debt securities	---	---	942	35
Other securities	---	---	141	48
Total	$81,878	$200	$6,952	$158

	December 31, 2015
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$88,255	$1,800	$84,959	$3,329
States and political subdivisions	3,449	24	10,161	306
Corporate debt securities	4,974	292	200	1
Other securities	---	---	127	62
Total	$96,678	$2,116	$95,447	$3,698

The Company had 92 securities with a fair value of $88,830 that were temporarily impaired at June 30, 2016.  The total unrealized loss on these securities was $358. Of the temporarily impaired total, 10 securities with a fair value of $6,952 and an unrealized loss of $158 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at June 30, 2016 for the reasons set out below.

U.S. Government agencies. The unrealized losses of $39 on US Government agency securities stemmed from 5 securities with a fair value of $3,659. The unrealized losses were caused by interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. The Company is monitoring bond market trends and developing strategies to address unrealized losses. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

States and political subdivisions. This category’s unrealized losses of $36 on 3 securities with a fair value of $2,210 are primarily the result of interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. The Company purchases only investment-grade bonds with a Moody or Standard and Poor’s rating of A or better, and that comply with regulatory requirements. Bond ratings are monitored on an ongoing basis. Municipal obligations that experience a decline in credit rating are analyzed to determine appropriate action and accounting treatment. The company performs an analysis each quarter to determine whether any investments are other-than-temporarily impaired. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Corporate. The Company’s unrealized loss of $35 on 1 corporate debt security with a fair value of $942 is related to interest rate and market fluctuations. The contractual terms of the investment do not permit the issuer to settle the security at a price less than the cost basis of the investment. Because the Company does not intend to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired.

Other securities. The Company holds a small investment in community bank stock. One security with a fair value of $141 has an unrealized loss of $48. The value of this investment has been negatively affected by market conditions. Because the Company does not intend to sell this investment before recovery of its amortized cost basis, the Company does not consider this investment to be other-than-temporarily impaired.

Restricted stock. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at June 30, 2016, management did not determine any impairment.

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

In March 2016, the FASB issued ASU No. 2016-03, “Intangibles-Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810) and Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance.” The amendments to this ASU make the guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this ASU. Any subsequent change to an accounting policy election requires justification that the change is preferable under Topic 250, Accounting Changes and Error Corrections. The amendments in this ASU also extend the transition guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 indefinitely. While this ASU extends transition guidance for Updates 2014-07 and 2014-18, there is no intention to change how transition is applied for those two ASUs. The Company is currently assessing the impact that ASU 2016-03 will have on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its consolidated financial statements.

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

During March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

Note 7: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits Six Months Ended June 30,
	2016	2015
Service cost	$348	$310
Interest cost	378	334
Expected return on plan assets	(544)	(584)
Amortization of prior service cost	(54)	(54)
Recognized net actuarial loss	286	208
Net periodic benefit cost	$414	$214

2016 Plan Year Employer Contribution

For the six months ended June 30, 2016, the Company contributed $811 to the Plan.

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

		Fair Value Measurements at June 30, 2016 Using
Description	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$281,723	$	---	$281,723	$	---
States and political subdivisions	13,993		---	13,993		---
Mortgage-backed securities	1,144		---	1,144		---
Corporate debt securities	6,241		---	6,241		---
Other securities	141		---	141		---
Total securities available for sale	$303,242	$	---	$303,242	$	---

		Fair Value Measurements at December 31, 2015 Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$212,464	$	---	$212,464	$	---
States and political subdivisions	16,475		---	16,475		---
Mortgage-backed securities	1,319		---	1,319		---
Corporate debt securities	5,746		---	5,746		---
Other securities	127		---	127		---
Total securities available for sale	$236,131	$	---	$236,131	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets offer at the report date for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2016 or December 31, 2015.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at June 30, 2016 and at December 31, 2015.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2016	Impaired loans net of valuation allowance	$1,727			$1,727
December 31, 2015	Impaired loans net of valuation allowance	2,328	---	---	2,328

The following tables present information about Level 3 Fair Value Measurements for June 30, 2016 and December 31, 2015.

June 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Market rate for borrower (discount rate)	5.50%	-	8.00%	(6.45%)

December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Discount rate	6.00%	-	7.38%	(6.56%)

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2016	Other real estate owned net of valuation allowance	$3,425			$3,425
December 31, 2015	Other real estate owned net of valuation allowance	4,165	---	---	4,165

The following tables present information about Level 3 Fair Value Measurements for June 30, 2016 and December 31, 2015.

June 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0%(1)	–	10.00%	(5.95%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	–	53.46%	(10.14%)

December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0%(1)	–	10.00%	(5.89%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	-	50.01%	(10.16%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at June 30, 2016 and December 31, 2015, and, as such, the related fair values have not been estimated.

The estimated fair values and related carrying amounts of the Company’s financial instruments follow.

	June 30, 2016
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$14,320		$14,320	$	---	$	---
Interest-bearing deposits	75,892		75,892		---		---
Securities	441,666		---		449,483		---
Restricted securities	1,170		---		1,170		---
Loans held for sale	663		---		663		---
Loans, net	622,721		---		---		638,760
Accrued interest receivable	5,259		---		5,259		---
Bank-owned life insurance	22,699		---		22,699		---
Financial Liabilities:
Deposits	$1,021,738	$	---		$842,198		$178,399
Accrued interest payable	56		---		56		---

	December 31, 2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,152		$12,152	$	---	$	---
Interest-bearing deposits	130,811		130,811		---		---
Securities	388,159		---		394,163		---
Restricted securities	1,129		---		1,129		---
Mortgage loans held for sale	634		---		634		---
Loans, net	610,711		---		---		621,590
Accrued interest receivable	5,769		---		5,769		---
Bank-owned life insurance	22,401		---		22,401		---
Financial Liabilities:
Deposits	$1,018,859	$	---		$826,476		$193,912
Accrued interest payable	56		---		56		---

Note 9: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(1,582)	$(4,090)	$(5,672)
Unrealized holding loss on available for sale securities, net of tax of ($1,728)	(3,213)	---	(3,213)
Reclassification adjustment, net of tax of ($1)	(2)	---	(2)
Balance at June 30, 2015	$(4,797)	$(4,090)	$(8,887)

Balance at December 31, 2015	$(2,666)	$(5,270)	$(7,936)
Unrealized holding gain on available for sale securities net of tax of $2,171	4,031	---	4,031
Reclassification adjustment, net of tax of ($18)	(34)	---	(34)
Balance at June 30, 2016	$1,331	$(5,270)	$(3,939)

The following provides information regarding reclassifications out of accumulated comprehensive loss for the six month periods ended June 30, 2016 and June 30, 2015.

	3 Months Ended		6 Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Reclassifications out of unrealized gains and losses on available-for-sale securities:
Realized securities gain, net	$(46)	$(5)	$(52)	$(3)
Income taxes	(16)	(2)	(18)	(1)
Realized gain on available-for-sale securities, net of tax, reclassified out of accumulated other comprehensive income	$(30)	$(3)	$(34)	$(2)

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

Cautionary Statement Regarding Forward-Looking Statements

We make forward-looking statements in this Form 10-K that are subject to significant risks and uncertainties.  These forward-looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals, and are based upon management’s views and assumptions as of the date of this report.  The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward-looking statements.

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

The estimate of the allowance for June 30, 2016 considered market and portfolio conditions during the first six months of 2016 as well as the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended June 30, 2016. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 4 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended June 30, 2016 and June 30, 2015. The measures for June 30, 2016 and June 30, 2015 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Three Months Ended
	June 30, 2016	June 30, 2015
Return on average assets	1.28%	1.43%
Return on average equity	8.66%	9.61%
Basic earnings per share	$0.56	$0.59
Fully diluted earnings per share	$0.56	$0.59
Net interest margin (1)	3.52%	3.87%
Noninterest margin (2)	1.23%	1.35%

(1)	Net interest margin: Quarter-to-date tax-equivalent net interest income, annualized, divided by quarter-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined 15 basis points for the three months ended June 30, 2016, compared with the three months ended June 30, 2015. The annualized return on average equity decreased 95 basis points for the same period.

The annualized net interest margin was 3.52% for the three months ended June 30, 2016, down 35 basis points from the 3.87% reported for the three months ended June 30, 2015. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.

The annualized noninterest margin decreased 12 basis points from the three months ended June 30, 2015. Please refer to the discussion under noninterest expense for further information.

The following table presents the Company’s key performance ratios for the six months ended June 30, 2016 and June 30, 2015 and the year ended December 31, 2015. The measures for June 30, 2016 and June 30, 2015 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Twelve Months Ended December 31, 2015
Return on average assets	1.28%	1.41%	1.37%
Return on average equity	8.65%	9.55%	9.22%
Basic earnings per share	$1.10	$1.16	$2.28
Fully diluted earnings per share	$1.10	$1.16	$2.28
Net interest margin (1)	3.59%	3.90%	3.86%
Noninterest margin (2)	1.35%	1.46%	1.40%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets for the six months ended June 30, 2016 was 1.28%, a decline of 13 basis points compared with the six months ended June 30, 2015 and a decline of 9 basis points compared with the twelve months ended December 31, 2015.

The annualized return on average equity was 8.65% for the six months ended June 30, 2016, a decline from 9.55% for the six month period ended June 30, 2015 and 9.22% for the twelve month period ended December 31, 2015.

The annualized net interest margin was 3.59% for the six months ended June 30, 2016, down 31 basis points from the 3.90% reported for the six months ended June 30, 2015, and down 27 basis points from the 3.86% reported for the twelve months ended December 31, 2015. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin decreased 11 basis points from the six months ended June 30, 2015 and 5 basis points from the twelve months ended December 31, 2015. Please refer to the discussion under noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	June 30, 2016	December 31, 2015	Percent Change
Interest-bearing deposits	$75,892	$130,811	(41.98)%
Securities, at carrying value	442,836	389,288	13.76%
Loans, net	622,721	610,711	1.97%
Deposits	1,021,738	1,018,859	0.28%
Total assets	1,210,299	1,199,739	0.88%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	June 30, 2016	June 30, 2015	December 31, 2015
Nonperforming loans	$6,205	$8,905	$6,682
Loans past due 90 days or more, and still accruing	316	80	156
Other real estate owned	3,425	4,441	4,165
Allowance for loan losses to loans	1.30%	1.30%	1.34%
Net charge-off ratio	0.31%	0.22%	0.32%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.52%	2.11%	1.74%
Ratio of allowance for loan losses to nonperforming loans	132.07%	91.31%	124.17%

The Company’s risk analysis determined an allowance for loan losses of $8,195 or 1.30% of loans net of unearned income and deferred fees at June 30, 2016, a decrease from $8,297 or 1.34% of loans net of unearned income and deferred fees at December 31, 2015 and an increase from $8,131 or 1.30% of loans net of unearned income and deferred fees at June 30, 2015. The determination of the appropriate level for the allowance for loan losses resulted in a provision for loan loss of $857 for the six months ended June 30, 2016 and $556 for the six months ended June 30, 2015. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $10,700 with specific allocation to the allowance for loan losses of $71 at June 30, 2016, compared with individually evaluated impaired loans of $15,346 with specific allocations of $45 at December 31, 2015, and individually evaluated impaired loans of $14,685 and specific allocation of $151 for June 30, 2015. The specific allocation is determined based on criteria particular to each impaired loan.

For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, averaged over the most recent 8 quarters, and adjusted for factors that influence credit risk. Collectively evaluated loans totaled $621,065 with an allowance of $8,124 or 1.31% at June 30, 2016. At December 31, 2015, collectively evaluated loans totaled $604,538 with an allowance of $8,252 or 1.37% of the collectively-evaluated portfolio. Collectively evaluated loans at June 30, 2015 totaled $613,100 with an allowance of $7,980 or 1.30%.

Net charge-offs for the six months ended June 30, 2016 were $959 or 0.31% of average loans, an increase when compared with $688 or 0.22% of average loans for the six months ended June 30, 2015. Charge off rates for the six month periods ended June 30, 2016 and 2015 are annualized. When compared with the charge-off rate of 0.32% for the year ended December 31, 2015, charge offs for the six months ended June 30, 2016 improved. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days decreased to 0.35% of total loans at June 30, 2016, from 0.48% at December 31, 2015 and 0.58% of total loans at June 30, 2015. Nonaccrual loans decreased to 0.98% of total loans at June 30, 2016, from 1.08% at December 31, 2015 and 1.42% at June 30, 2015. The decrease in past due and nonaccrual loans reduced the required level of the allowance for loan losses. The decrease was partially offset by an increase in the percentage of loans past due 90 days or more and accruing to 0.05% at June 30, 2016, from 0.03% at December 31, 2015 and 0.01% at June 30, 2015.

Loans rated “special mention” and “classified” (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively-evaluated loans, while lower levels of criticized assets decrease the required level of the allowance for collectively-evaluated loans. Collectively evaluated loans rated “special mention” were $7,208 at June 30, 2016, an increase from $6,144 at December 31, 2015 but lower than $11,621 at June 30, 2015. Collectively evaluated loans rated classified were $4,850 at June 30, 2016, a decrease from $6,071 at December 31, 2015 and $8,598 at June 30, 2015.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio. Higher levels of high risk loans increase the requirement for the allowance for loan losses, while lower levels decrease the requirement for the allowance for loan losses. Total high risk loans declined slightly from December 31, 2015 to June 30, 2016, but the allocation to the allowance for loan losses increased slightly from December 31, 2015 to June 30, 2016. As with all qualitative factors, high risk loans are evaluated on a class basis. Both the dollar amount of change and the percentage amount of change in high risk loans are considered. Certain classes experienced an increase in high risk loans that resulted in an increase to the allowance for loan losses that exceeded the decreased requirement from classes that experienced a decline in high risk loans.

Economic factors contribute to the calculation of the allowance for loan loss. Within the Company’s market area, business bankruptcy rates and residential vacancy improved, while the change in inventory of new and existing homes, unemployment rate, and personal bankruptcy rate negatively impacted credit risk. The competitive, legal and regulatory environments, and the interest rate environment remained at similar levels to December 31, 2015.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to the total loan portfolio declined four basis points from December 31, 2015. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio.

The following table discloses the other real estate owned in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	June 30, 2016	June 30, 2015	December 31, 2015
Real estate construction	$2,683	$3,214	$3,180
Consumer real estate	125	357	353
Commercial real estate	617	870	632
Total other real estate owned	$3,425	$4,441	$4,165
Other real estate owned in process	$735	$93	$228

(1)	Net of valuation allowance.

Other real estate owned decreased $740 from December 31, 2015 and $1,016 from June 30, 2015. As of June 30, 2016, total residential properties approximating $735 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

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

The Company tracks modifications to assist in identifying troubled debt restructurings. The majority of modifications granted during the first six months of 2016 and 2015 were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings for the first six months of 2016 and 2015 follows:

Six Months Ended June 30, 2016
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	25	$16,680
Payment extensions for less than 3 months	56	1,406
Maturity date extensions of more than 3 months and up to 6 months	122	8,986
Maturity date extensions of more than 6 months and up to 12 months	137	6,709
Maturity date extensions of more than 12 months	6	2,503
Change in amortization term or method	14	1,026
Renewal of expired Home Equity Line of Credit loans for additional 10 years	7	275
Renewal of single-payment notes	119	2,057
Total modifications that do not constitute TDRs	486	$39,642

Six Months Ended June 30, 2015
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	49	$24,434
Payment extensions for less than 3 months	50	1,811
Maturity date extensions of more than 3 months and up to 6 months	114	13,060
Maturity date extensions of more than 6 months and up to 12 months	130	6,428
Maturity date extensions of more than 12 months	3	285
Advances on non-revolving loans or capitalization	1	538
Change in amortization term or method	4	573
Renewal of expired Home Equity Line of Credit loans for additional 10 years	15	445
Renewal of single-payment notes	119	2,302
Total modifications that do not constitute TDRs	485	$49,876

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

The Company’s TDRs were $9,183 at June 30, 2016, a decrease from $13,453 at December 31, 2015. Accruing TDR loans amounted to $4,729 at June 30, 2016 and $8,814 at December 31, 2015. TDRs with at least six months of current payment history may accrue interest.

	TDR Status as of June 30, 2016
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$678	$	---	$	---	$	---	$678
Consumer real estate	933		901		32		---	---
Commercial real estate	7,572		3,796		---		---	3,776
Total TDR Loans	$9,183		$4,697		$32	$	---	$4,454

	TDR Status as of December 31, 2015
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$718	$	---	$	---	$	---	$718
Consumer real estate	962		784		178		---	---
Commercial real estate	11,566		7,645		---		---	3,921
Commercial non real estate	207		207		---		---	---
Total TDR Loans	$13,453		$8,636		$178	$	---	$4,639

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. During the six month period ended June 30, 2016, the Company modified two loans in trouble debt restructurings. During the first six months of 2015, the Company modified one loan in troubled debt restructure. Please refer to Note 4 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the three and six months ended June 30, 2016 and 2015 follows:

	Three Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$610,413	$7,444	4.90%	$624,653	$7,780	5.00%
Taxable securities (5)	283,699	1,567	2.22%	239,865	1,712	2.86%
Nontaxable securities (1)(5)(6)	140,107	1,991	5.72%	147,731	2,103	5.71%
Interest-bearing deposits	118,395	150	0.51%	86,617	55	0.25%
Total interest-earning assets	$1,152,614	$11,152	3.89%	$1,098,866	$11,650	4.25%
Interest-bearing liabilities:
Interest-bearing demand deposits	$574,553	$801	0.56%	$524,694	$727	0.56%
Savings deposits	94,202	9	0.04%	86,327	9	0.04%
Time deposits	182,767	253	0.56%	206,653	315	0.61%
Total interest-bearing liabilities	$851,522	$1,063	0.50%	$817,674	$1,051	0.52%
Net interest income and interest rate spread		$10,089	3.39%		$10,599	3.73%
Net yield on average interest-earning assets			3.52%			3.87%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three-month periods presented.
(2)	Included in interest income are loan fees of $110 and $120 for the three months ended June 30, 2016 and 2015, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes mortgage loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

	Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$610,471	$14,949	4.92%	$614,757	$15,531	5.09%
Taxable securities (5)	268,689	3,244	2.43%	236,565	3,446	2.94%
Nontaxable securities (1)(5)(6)	141,487	4,023	5.72%	149,058	4,249	5.75%
Interest-bearing deposits	122,122	312	0.51%	95,314	119	0.25%
Total interest-earning assets	$1,142,769	$22,528	3.96%	$1,095,694	$23,345	4.30%
Interest-bearing liabilities:
Interest-bearing demand deposits	$566,324	$1,586	0.56%	$524,055	$1,479	0.57%
Savings deposits	92,731	18	0.04%	84,684	17	0.04%
Time deposits	186,177	527	0.57%	210,742	642	0.61%
Total interest-bearing liabilities	$845,232	$2,131	0.51%	$819,481	$2,138	0.53%
Net interest income and interest rate spread		$20,397	3.45%		$21,207	3.77%
Net yield on average interest-earning assets			3.59%			3.90%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the six-month periods presented.
(2)	Included in interest income are loan fees of $213 and $237 for the six months ended June 30, 2016 and 2015, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes mortgage loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The following tables reconcile net interest income on a fully-taxable equivalent basis to net interest income on a GAAP basis.

	Three Months Ended June 30,
	2016	2015
Net interest income, fully taxable equivalent basis	$10,089	$10,599
Less: taxable equivalent adjustment	(860)	(926)
Net interest income	9,229	9,673

	Six Months Ended June 30,
	2016	2015
Net interest income, fully taxable equivalent basis	$20,397	$21,207
Less: taxable equivalent adjustment	(1,752)	(1,827)
Net interest income	18,645	19,380

The net interest margin decreased 35 basis points for the three-month period and 31 basis points for the six-month period ended June 30, 2016, when compared with the three and six month periods ended June 30, 2015, respectively. The decrease in interest rate spread was driven by a decline in the yield on earning assets of 36 basis points for the three-month period and 34 basis points for the six-month period, offset by a decline in the cost of interest-bearing liabilities of 2 basis points for the three-month period and the six-month period. The decline in the yield on earning assets resulted from lower rates on loans and securities, and from a slight change in asset mix, with a greater percentage of earning assets invested in securities during the three and six month periods ended June 30, 2016 when compared with the same periods ended June 30, 2015. Securities typically provide a lower yield than loans provide.

The 10 basis point decline on loans for the three-month period and 17 basis point decline for the six-month period stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The yield on taxable securities was 64 basis points lower for the three months ended June 30, 2016 and 51 basis points lower for the six months ended June 30, 2016, when compared with the same periods in 2015. The yield on nontaxable securities increased 1 basis point over the three-month period and declined 3 basis points over the 6 month period ended June 30, 2016. The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments.

For the three-month and six-month periods ended June 30, 2016, the decline in the cost of interest-bearing liabilities came mainly from a 5 and 4 basis point, respectively, reduction in the cost of time deposits when compared with the three-month and six-month periods ended June 30, 2015. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The provision for loan losses for the three-month and six-month periods ended June 30, 2016 was $654 and $857, respectively, compared with $355 and $556 for the same periods ended June 30, 2015. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at June 30, 2016 was 1.30%, which compares to 1.34% at December 31, 2015. The net charge-off ratio was 0.31% for the six months ended June 30, 2016 and 0.32% for the year ended December 31, 2015. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	June 30, 2106	June 30, 2015	Percent Change
Service charges on deposits	$569	$570	(0.18)%
Other service charges and fees	46	48	(4.17)%
Credit card fees	969	976	(0.72)%
Trust fees	354	299	18.39%
BOLI income	151	150	0.67%
Other income	455	419	8.59%
Realized securities gain, net	74	5	NM (1)

	Six Months Ended
	June 30, 2016	June 30, 2015	Percent Change
Service charges on deposits	$1,129	$1,105	2.17%
Other service charges and fees	118	119	(0.84)%
Credit card fees	1,839	1,871	(1.71)%
Trust fees	677	588	15.14%
BOLI income	298	299	(0.33)%
Other income	800	733	9.14%
Realized securities gain, net	98	3	NM (1)

(1)     Change is not meaningful due to the small levels at June 30, 2016 and June 30, 2015.

Service charges on deposit accounts were similar for the three-month periods ended June 30, 2016 and June 30, 2015. For the six month periods ended June 30, 2016 and 2015, service charges on deposits increased 2.17%.

Other service charges and fees declined slightly when the three-month and six-month periods ended June 30, 2016 and June 30, 2015 are compared. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Service charges on deposits and other service charges and fees are subject to normal business fluctuation and are not due to changes in fee structure.

Credit card fees for the three-month and six-month periods ended June 30, 2016 declined 0.72% and 1.71%, respectively, when compared with the same periods last year. The decline is the result of normal fluctuations.

Income from trust fees increased $55 or 18.39% for the three months ended June 30, 2016, compared with the three months ended June 30, 2015. For the six-month periods ended June 30, 2016 and 2015, trust income increased $89 or 15.14%. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income remained at similar levels for both the three-month and six-month periods ended June 30, 2016, when compared to the same periods in 2015.

Other income includes fees on the sale of secondary-market mortgages, net gains from the sales of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. These areas fluctuate with market conditions and because of competitive factors. Other income for the three-month and six-month periods ended June 30, 2016 increased $36 and $67, respectively, when compared with the same periods ended June 30, 2015. Other income in 2016 benefitted from vendor signing incentives.

Net realized securities gains for the three and six months ended June 30, 2016 were $74 and $98, respectively, compared with a gains of $5 and $3 for the same periods in 2015. Net realized securities gains and losses are market driven and have resulted from calls and sales of securities.

Noninterest Expense

	Three Months Ended
	June 30, 2016	June 30, 2015	Percent Change
Salaries and employee benefits	$2,907	$3,232	(10.06)%
Occupancy, furniture and fixtures	448	420	6.67%
Data processing and ATM	595	408	45.83%
FDIC assessment	145	135	7.41%
Credit card processing	712	675	5.48%
Intangibles amortization	68	269	(74.72)%
Net costs of other real estate owned	39	43	(9.30)%
Franchise taxes	322	322	---
Other operating expenses	1,002	861	16.38%

	Six Months Ended
	June 30, 2016	June 30, 2015	Percent Change
Salaries and employee benefits	$6,475	$6,283	3.06%
Occupancy, furniture and fixtures	925	869	6.44%
Data processing and ATM	1,006	843	19.34%
FDIC assessment	286	270	5.93%
Credit card processing	1,334	1,285	3.81%
Intangibles amortization	178	538	(66.91)%
Net costs of other real estate owned	108	507	(78.70)%
Franchise taxes	653	630	3.65%
Other operating expenses	1,957	1,820	7.53%

Total noninterest expense decreased $127 or 2.00% when the three months ended June 30, 2016 are compared to the same period of 2015, and decreased $123 or 0.94% when the six month periods ended June 30, 2016 and June 30, 2015 are compared. Noninterest expense benefited from declines in amortization of intangible assets and from declines in net costs of other real estate owned.

Core deposit intangibles are the result of prior merger and acquisition activity and are amortized over a period of years. Some of the Company’s intangible assets became fully amortized during the fourth quarter of 2015 and the first six months of 2016. This accounted for the decline in intangibles amortization expense of $201 when the three month periods ended June 30, 2016 and 2015 are compared, and $360 when the six month periods ended June 30, 2016 and 2015 are compared.

Net costs of other real estate owned declined $4 and $399 when the three-month and six-month periods ended June 30, 2016 and 2015 are compared. The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. The decline for the six month period stemmed from a one-time write-down in 2015. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense.

For the three-month period ended June 30, 2016, salaries and employee benefits declined $325 or 10.06% when compared with the same period in 2015, due primarily to a decreased requirement for health insurance reserve and BOLI accrual expense. When the six month periods are compared, salaries and employee benefits increased $192 or 3.06% due to greater pension expense and staffing decisions.

Occupancy, furniture and fixtures expense for the three and six months ended June 30, 2016 increased $28 and $56, respectively, as the result of normal business expenditures.

Data processing and ATM expense increased $187 and $163 for the three and six months ended June 30, 2016 when compared with the same periods of 2015, due to investments in new technology and infrastructure.

FDIC assessment expense for the three months ended June 30, 2016 increased $10 when compared with the same period of 2015. When the six month periods ended June 30, 2016 and 2015 are compared, the expense increased $16 or 5.93%. The calculation is based on total assets and incorporates risk-based factors to determine the amount of the assessment.

Credit card processing expense increased $37 and $49 for the three-month and six-month periods ended June 30, 2016, compared with the same periods of 2015. This expense is driven by volume and other factors and is subject to a degree of variability.

Franchise tax expense remained at a similar level when the three months ended June 30, 2016 are compared with the three months ended June 30, 2015. Franchise tax expense increased $23 or 3.65% for the six-month period ended June 31, 2016, compared with the same period of 2015. Franchise tax is based on capital levels of the subsidiary bank.

Other operating expense increased $141 or 16.38% for the three month period ended June 30, 2016, compared with the same period of 2015. For the six months ended June 30, 2016, other operating expense increased $137 or 7.53% when compared with the same period of 2015. The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	June 30, 2016	December 31, 2015	Percent Change
Interest-bearing deposits	$122,122	$96,677	26.32%
Securities available for sale and restricted stock	265,368	224,058	18.44%
Securities held to maturity	144,809	155,747	(7.02)%
Loans, net	601,628	611,554	(1.62)%
Total assets	1,199,839	1,155,594	3.83%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$167,489	$159,829	4.79%
Interest-bearing demand deposits	566,324	526,682	7.53%
Savings deposits	92,731	85,940	7.90%
Time deposits	186,177	204,146	(8.80)%
Stockholders’ equity	177,722	171,732	3.49%

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

Loans

	June 30, 2106	December 31, 2015	Percent Change
Real estate construction loans	$42,334	$48,251	(12.26)%
Consumer real estate loans	147,588	143,504	2.85%
Commercial real estate loans	321,043	309,378	3.77%
Commercial non real estate loans	41,727	37,571	11.06%
Public sector and IDA	47,046	51,335	(8.35)%
Consumer non real estate	32,027	29,845	7.31%
Less: unearned income and deferred fees	(849)	(876)	3.08%
Loans, net of unearned income and deferred fees	$630,916	$619,008	1.92%

The Company’s loans net of unearned income and deferred fees increased $11,908 or 1.92% from $619,008 at December 31, 2015 to $630,916 at June 30, 2016. The increase stemmed primarily from an increase in commercial real estate loans of $11,665 or 3.77% and an increase in commercial non real estate loans of $4,156 or 11.06%

The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products, reverse mortgages or loans with initial teaser rates.

Deposits

	June 30, 2016	December 31, 2015	Percent Change
Noninterest-bearing demand deposits	$171,350	$166,453	2.94%
Interest-bearing demand deposits	575,364	569,787	0.98%
Saving deposits	95,484	90,236	5.82%
Time deposits	179,540	192,383	(6.68)%
Total deposits	$1,021,738	$1,018,859	0.28%

Total deposits increased $2,879 or 0.28% from $1,018,859 at December 31, 2015 to $1,021,738 at June 30, 2016. Increases in noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits totaled $15,722. These increases were offset by a decline in time deposits of $12,843 when June 30, 2016 is compared with December 31, 2015. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers appear unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At June 30, 2016, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At June 30, 2016, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At June 30, 2016, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At June 30, 2016, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At June 30, 2016, the loan to deposit ratio was 61.75%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at June 30, 2016 was $179,928, an increase of $7,814 or 4.54%, from the $172,114 at December 31, 2015.

Risk based capital ratios are shown in the following table.

	Ratios at June 30, 2016	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservative Buffer
Common Equity Tier I Capital Ratio	24.18%	4.50%	5.125%
Tier I Capital Ratio	24.18%	6.00%	6.625%
Total Capital Ratio	25.28%	8.00%	8.625%
Leverage Ratio	14.91%	4.00%	4.00%

Risk-based capital ratios are calculated in compliance with Federal Reserve rules based on Basel III capital requirements. The Company’s ratios are well above the required minimums at June 30, 2016.

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

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. Mortgages must meet strict underwriting and documentation requirements for the sale to be completed. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of June 30, 2016. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the three months ended June 30, 2016, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at June 30, 2016. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material as of June 30, 2016 and have not changed materially from those which were disclosed in the Company’s 2015 Form 10-K.

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

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2016 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

NATIONAL BANKSHARES, INC.

Date: August 5, 2016	/s/ James G. Rakes
James G. Rakes
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016	/s/ David K. Skeens
David K. Skeens
Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to the Form 8-K filed on July 9, 2014)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on September 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)

*10(xiii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(xv)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(xvi)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 are formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended June 30, 2016 and 2015; (iii)Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

*     Indicates a management contract or compensatory plan.