Form 10-Q
period 2016-09-30
NATIONAL BANKSHARES INC
filed 2016-11-04
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[  ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at November 4, 2016 6,957,974

(This report contains 59 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I
Item 1. Financial Statements	Financial Information
National Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
$ in thousands, except per share data	2016	2015
Assets
Cash and due from banks	$11,302	$12,152
Interest-bearing deposits	80,170	130,811
Securities available for sale, at fair value	291,277	236,131
Securities held to maturity (fair value of $145,278 at September 30, 2016 and $158,032 at December 31, 2015)	138,047	152,028
Restricted stock, at cost	1,170	1,129
Loans held for sale	434	634
Loans:
Loans, net of unearned income and deferred fees	636,241	619,008
Less allowance for loan losses	(8,301)	(8,297)
Loans, net	627,940	610,711
Premises and equipment, net	8,757	9,020
Accrued interest receivable	5,138	5,769
Other real estate owned, net	3,188	4,165
Intangible assets and goodwill	6,006	6,224
Bank-owned life insurance	22,848	22,401
Other assets	6,904	8,564
Total assets	$1,203,181	$1,199,739

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$172,510	$166,453
Interest-bearing demand deposits	566,213	569,787
Savings deposits	95,496	90,236
Time deposits	175,789	192,383
Total deposits	1,010,008	1,018,859
Accrued interest payable	48	56
Other liabilities	8,981	8,710
Total liabilities	1,019,037	1,027,625
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,957,974 shares at September 30, 2016 and at December 31, 2015	8,697	8,697
Retained earnings	178,998	171,353
Accumulated other comprehensive loss, net	(3,551)	(7,936)
Total stockholders' equity	184,144	172,114
Total liabilities and stockholders' equity	$1,203,181	$1,199,739

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended September 30, 2016 and 2015

(Unaudited)

	September 30,	September 30,
$ in thousands, except per share data	2016	2015
Interest Income
Interest and fees on loans	$7,409	$7,676
Interest on interest-bearing deposits	97	54
Interest on securities – taxable	1,381	1,678
Interest on securities – nontaxable	1,270	1,352
Total interest income	10,157	10,760

Interest Expense
Interest on time deposits	238	301
Interest on other deposits	781	708
Total interest expense	1,019	1,009
Net interest income	9,138	9,751
Provision for loan losses	291	178
Net interest income after provision for loan losses	8,847	9,573

Noninterest Income
Service charges on deposit accounts	649	571
Other service charges and fees	47	45
Credit card fees	963	972
Trust income	330	314
BOLI income	149	152
Other income	242	230
Realized securities gain, net	101	2
Total noninterest income	2,481	2,286

Noninterest Expense
Salaries and employee benefits	3,239	3,150
Occupancy and furniture and fixtures	463	438
Data processing and ATM	624	387
FDIC assessment	135	138
Credit card processing	715	701
Intangible assets amortization	40	269
Net costs of other real estate owned	71	48
Franchise taxes	321	329
Other operating expenses	1,012	859
Total noninterest expense	6,620	6,319
Income before income taxes	4,708	5,540
Income tax expense	880	1,341
Net Income	$3,828	$4,199
Basic net income per common share	$0.55	$0.60
Fully diluted net income per common share	$0.55	$0.60
Weighted average number of common shares outstanding – basic	6,957,974	6,955,126
Weighted average number of common shares outstanding – diluted	6,957,974	6,959,168
Dividends declared per common share	$ ---	$ ---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended September 30, 2016 and 2015

(Unaudited)

	September 30,	September 30,
$ in thousands	2016	2015
Net Income	$3,828	$4,199

Other Comprehensive Income, Net of Tax
Unrealized holding gain on available for sale securities net of tax of $243 and $1,394 for the periods ended September 30, 2016 and 2015, respectively	454	2,589
Reclassification adjustment for gain included in net income, net of tax of ($35) and ($1) for the periods ended September 30, 2016 and 2015, respectively	(66)	(1)
Other comprehensive income, net of tax of $208 and $1,393 for the periods ended September 30, 2016 and 2015, respectively	388	2,588
Total Comprehensive Income	$4,216	$6,787

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	September 30,	September 30,
$ in thousands, except per share data	2016	2015
Interest Income
Interest and fees on loans	$22,032	$22,886
Interest on interest-bearing deposits	409	173
Interest on securities – taxable	4,625	5,124
Interest on securities – nontaxable	3,867	4,095
Total interest income	30,933	32,278

Interest Expense
Interest on time deposits	765	943
Interest on other deposits	2,385	2,204
Total interest expense	3,150	3,147
Net interest income	27,783	29,131
Provision for loan losses	1,148	734
Net interest income after provision for loan losses	26,635	28,397

Noninterest Income
Service charges on deposit accounts	1,778	1,676
Other service charges and fees	165	164
Credit card fees	2,802	2,843
Trust income	1,007	902
BOLI income	447	451
Other income	1,042	963
Realized securities gain, net	199	5
Total noninterest income	7,440	7,004

Noninterest Expense
Salaries and employee benefits	9,714	9,433
Occupancy and furniture and fixtures	1,388	1,307
Data processing and ATM	1,630	1,230
FDIC assessment	421	408
Credit card processing	2,049	1,986
Intangible assets amortization	218	807
Net costs of other real estate owned	179	555
Franchise taxes	974	959
Other operating expenses	2,969	2,679
Total noninterest expense	19,542	19,364
Income before income taxes	14,533	16,037
Income tax expense	3,061	3,762
Net Income	$11,472	$12,275
Basic net income per common share	$1.65	$1.77
Fully diluted net income per common share	$1.65	$1.76
Weighted average number of common shares outstanding – basic	6,957,974	6,952,716
Weighted average number of common shares outstanding – diluted	6,957,974	6,956,689
Dividends declared per common share	$0.55	$0.53

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	September 30,	September 30,
$ in thousands	2016	2015
Net Income	$11,472	$12,275

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $2,415 and ($334) for the periods ended September 30, 2016 and 2015, respectively	4,484	(624)
Reclassification adjustment for gain included in net income, net of tax of ($54) for the period ended September 30, 2016 and ($2) for the period ended September 30, 2015	(99)	(3)
Other comprehensive income (loss), net of tax of $2,361 and ($336) for the periods ended September 30, 2016 and 2015, respectively	4,385	(627)
Total Comprehensive Income	$15,857	$11,648

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2014	$8,688	$163,287	$(5,672)	$166,303
Net income	---	12,275	---	12,275
Dividends $0.53 per share	---	(3,686)	---	(3,686)
Exercise of stock options	7	120	---	127
Other comprehensive loss, net of tax of ($336)	---	---	(627)	(627)
Balances at September 30, 2015	$8,695	$171,996	$(6,299)	$174,392

Balances at December 31, 2015	$8,697	$171,353	$(7,936)	$172,114
Net income	---	11,472	---	11,472
Dividends $0.55 per share	---	(3,827)	---	(3,827)
Other comprehensive income, net of tax of $2,361	---	---	4,385	4,385
Balances at September 30, 2016	$8,697	$178,998	$(3,551)	$184,144

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	September 30,	September 30,
$ in thousands	2016	2015
Cash Flows from Operating Activities
Net income	$11,472	$12,275
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,148	734
Depreciation of bank premises and equipment	596	561
Amortization of intangibles	218	807
Amortization of premiums and accretion of discounts, net	70	89
Loss on disposal of premises and equipment	---	15
Gain on sales and calls of securities available for sale, net	(153)	(5)
Gain on calls of securities held to maturity, net	(46)	---
Loss and write-down on other real estate owned, net	101	398
Increase in cash value of bank-owned life insurance	(447)	(451)
Originations of mortgage loans held for sale	(11,215)	(13,500)
Proceeds from sale of mortgage loans held for sale	11,609	12,654
Gain on sale of mortgage loans held for sale	(194)	(194)
Net change in:
Accrued interest receivable	631	89
Other assets	(701)	345
Accrued interest payable	(8)	(7)
Other liabilities	271	1,210
Net cash provided by operating activities	13,352	15,020

Cash Flows from Investing Activities
Net change interest-bearing deposits	50,641	12,253
Proceeds from calls, principal payments, sales and maturities of securities available for sale	205,110	51,620
Proceeds from calls, principal payments and maturities of securities held to maturity	13,941	6,709
Purchases of securities available for sale	(253,341)	(40,957)
Net change in restricted stock	(41)	(40)
Purchases of loan participations	(3,115)	(402)
Collections of loan participations	791	1,964
Loan originations and principal collections, net	(16,176)	(23,473)
Proceeds from sale of other real estate owned	876	773
Recoveries on loans charged off	123	122
Proceeds from sale and purchases of premises and equipment, net	(333)	(580)
Net cash (used in) provided by investing activities	(1,524)	7,989

Cash Flows from Financing Activities
Net change in time deposits	(16,594)	(19,575)
Net change in other deposits	7,743	(323)
Cash dividends paid	(3,827)	(3,686)
Stock options exercised	---	127
Net cash used in financing activities	(12,678)	(23,457)
Net change in cash and due from banks	(850)	(448)
Cash and due from banks at beginning of period	12,152	12,894
Cash and due from banks at end of period	$11,302	$12,446

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$3,158	$3,154
Income taxes paid	2,780	3,380

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$1,267	$1,002
Loans transferred to other real estate owned	---	620
Unrealized net gain (loss) on securities available for sale	6,746	(963)

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the nine month period ended September 30, 2016 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2015 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note 2: Stock-Based Compensation

The Company’s 1999 Stock Option Plan was terminated on March 9, 2009. Incentive stock options were granted annually to key employees of NBI and its subsidiaries from 1999 to 2005 and none have been granted since 2005. All un-exercised stock options expired in November 2015. There were 5,500 stock options exercised during the nine months ended September 30, 2015.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	20,500	$23.00
Exercised	(5,500)	23.00
Forfeited or expired	---	---
Outstanding at September 30, 2015	15,000	$23.00	0.107	$122
Exercisable at September 30, 2015	15,000	$23.00	0.107	$122

Note 3:

Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	September 30, 2016	December 31, 2015
Real estate construction	$40,190	$48,251
Consumer real estate	151,152	143,504
Commercial real estate	325,089	309,378
Commercial non real estate	41,570	37,571
Public sector and IDA	45,957	51,335
Consumer non real estate	33,079	29,845
Gross loans	637,037	619,884
Less unearned income and deferred fees	(796)	(876)
Loans, net of unearned income and deferred fees	$636,241	$619,008

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

Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate the probability that collection will not occur when due according to the loan’s original contractual terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “other assets especially mentioned.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair value. Impaired loans that are not troubled debt restructures and for which fair value measurement indicates an impairment loss are designated nonaccrual. A restructured loan that maintains current status for at least six months may be in accrual status. Please refer to Note 1 of the Company’s 2015 Form 10-K, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

Troubled debt restructures impact the estimation of the appropriate level of the allowance for loan losses. If the restructuring included forgiveness of a portion of principal, the charge-off is included in the historical charge-off rates incorporated in the collective evaluation methodology. Further, restructured loans are individually evaluated for impairment and any amount of book value that exceeds fair value is accrued in the allowance for loan losses. TDRs that experience a payment default are examined to determine whether the default indicates collateral dependency or a decline in estimates of cash flow used in the fair value measurement. TDRs that are determined to be collateral-dependent, as well as all impaired loans that are determined to be collateral dependent, are charged down to fair value net of estimated costs to sell. Deficiencies indicated by impairment measurements for TDRs that are not collateral dependent may be accrued in the allowance for loan losses or charged off if deemed uncollectible.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297
Charge-offs	(29)	(131)	(149)	(767)	---	(191)	---	(1,267)
Recoveries	---	2	71	6	---	44	---	123
Provision for loan losses	(43)	111	(525)	1,493	(66)	152	26	1,148
Balance, September 30, 2016	$504	$1,848	$3,506	$1,387	$370	$632	$54	$8,301

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2014	$612	$1,662	$3,537	$1,475	$327	$602	$48	$8,263
Charge-offs	---	(201)	(155)	(453)	---	(193)	---	(1,002)
Recoveries	---	1	36	1	---	84	---	122
Provision for loan losses	$(77)	332	420	(153)	170	21	21	734
Balance, September 30, 2015	$535	$1,794	$3,838	$870	$497	$514	$69	$8,117

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2014	$612	$1,662	$3,537	$1,475	$327	$602	$48	$8,263
Charge-offs	---	(205)	(1,114)	(490)	---	(311)	---	(2,120)
Recoveries	---	2	49	1	---	93	---	145
Provision for loan losses	$(36)	$407	$1,637	$(331)	$109	$243	$(20)	$2,009
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297

	Allowance for Loan Losses as of September 30, 2016
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$27	$	---	$	---	$	---	$	---	$	---	$27
Collectively evaluated for impairment		504	1,821		3,506		1,387		370		632		54	8,274
Total		$504	$1,848		$3,506		$1,387		$370		$632		$54	$8,301

	Allowance for Loan Losses as of December 31, 2015
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$22	$23	$	---	$	---	$	---	$	---	$45
Collectively evaluated for impairment		576	1,844	4,086		655		436		627		28	8,252
Total		$576	$1,866	$4,109		$655		$436		$627		$28	$8,297

	Loans as of September 30, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$273	$889	$8,448	$297	$	---	$3	$	---	$9,910
Collectively evaluated for impairment	39,917	150,263	316,641	41,273		45,957	33,076		---	627,127
Total loans	$40,190	$151,152	$325,089	$41,570		$45,957	$33,079	$	---	$637,037

	Loans as of December 31, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$718	$962	$12,575	$1,091	$	---	$	---	$	---	$15,346
Collectively evaluated for impairment	47,533	142,542	296,803	36,480		51,335		29,845		---	604,538
Total	$48,251	$143,504	$309,378	$37,571		$51,335		$29,845	$	---	$619,884

A summary of ratios for the allowance for loan losses follows.

	As of the Nine Months Ended September 30,		For the Year Ended December 31,
	2016	2015	2015
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.30%	1.30%	1.34%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.25%	0.19%	0.32%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	September 30,		December 31,
	2016	2015	2015
Nonperforming assets:
Nonaccrual loans	$1,592	$3,207	$2,043
Restructured loans in nonaccrual	3,901	5,781	4,639
Total nonperforming loans	5,493	8,988	6,682
Other real estate owned, net	3,188	4,194	4,165
Total nonperforming assets	$8,681	$13,182	$10,847
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.36%	2.09%	1.74%
Ratio of allowance for loan losses to nonperforming loans(1)	151.12%	90.31%	124.17%

(1)	The Company defines nonperforming loans as nonaccrual loans. Loans 90 days or more past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows.

	September 30,				December 31,
	2016		2015		2015
Loans past due 90 days or more and still accruing		$195		$47	$156
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.03%		0.01%	0.03%
Accruing restructured loans		$4,662		$6,080	$8,814
Impaired loans:
Impaired loans with no valuation allowance		$9,290		$12,548	$12,973
Impaired loans with a valuation allowance		620		2,464	2,373
Total impaired loans		$9,910		$15,012	$15,346
Valuation allowance		(27)		(144)	(45)
Impaired loans, net of allowance		$9,883		$14,868	$15,301
Average recorded investment in impaired loans(1)		$12,908		$15,902	$17,297
Interest income recognized on impaired loans, after designation as impaired		$476		$267	$769
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)    Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loans that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. No interest income was recognized on nonaccrual loans for the nine months ended September 30, 2016 or September 30, 2015 or for the year ended December 31, 2015.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of September 30, 2016
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1)for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$280	$273	$273	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	653	615	269		346		15
Residential closed-end junior liens	201	201	---		201		8
Investor-owned residential real estate	73	73	---		73		4
Commercial Real Estate(2)
Multifamily real estate	1,732	1,459	1,459		---		---
Commercial real estate, owner-occupied	4,277	4,228	4,228		---		---
Commercial real estate, other	3,012	2,761	2,761		---		---
Commercial Non Real Estate(2)
Commercial and industrial	311	297	297		---		---
Consumer Non Real Estate
Automobile	3	3	3		---		---
Total	$10,542	$9,910	$9,290		$620		$27

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2015
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$718	$718	$718	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	713	669	305		364		13
Residential closed-end junior liens	218	218	---		218		5
Investor-owned residential real estate	75	75	---		75		4
Commercial Real Estate(2)
Multifamily real estate	1,988	1,728	1,728		---		---
Commercial real estate, owner occupied	5,068	5,020	3,304		1,716		23
Commercial real estate, other	5,990	5,827	5,827		---		---
Commercial Non Real Estate(2)
Commercial and industrial	1,099	1,091	1,091		---		---
Total	$15,869	$15,346	$12,973		$2,373		$45

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Nine Months Ended September 30, 2016
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$529	$	---
Consumer Real Estate(2)
Residential closed-end first liens	652		28
Residential closed-end junior liens	210		10
Investor-owned residential real estate	74		3
Commercial Real Estate(2)
Multifamily real estate	1,741		7
Commercial real estate, owner occupied	4,629		175
Commercial real estate, other	4,372		252
Commercial Non Real Estate(2)
Commercial and industrial	697		1
Consumer Non Real Estate
Automobile	4		---
Total	$12,908		$476

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Nine Months Ended September 30, 2015
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$685	$33
Residential closed-end junior liens	231	11
Investor-owned residential real estate	76	4
Commercial Real Estate(2)
Multifamily real estate	2,670	---
Commercial real estate, owner occupied	5,302	86
Commercial real estate, other	5,924	128
Commercial Non Real Estate(2)
Commercial and industrial	1,014	5
Total	$15,902	$267

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Year Ended December 31, 2015
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$612	$23
Consumer Real Estate(2)
Residential closed-end first liens	681	43
Residential closed-end junior liens	228	15
Investor-owned residential real estate	76	5
Commercial Real Estate(2)
Multifamily real estate	2,581	84
Commercial real estate, owner occupied	6,141	251
Commercial real estate, other	5,888	308
Commercial Non Real Estate(2)
Commercial and industrial	1,090	40
Total	$17,297	$769

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

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

A restructured loan that maintains current status for at least six months may be returned to accrual status.

An analysis of past due and nonaccrual loans follows.

September 30, 2016
	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction residential	$	---	$	---	$	---	$273
Consumer Real Estate(1)
Equity lines		37		---		---	---
Residential closed-end first liens		801		181		137	44
Residential closed-end junior liens		117		37		37	---
Investor-owned residential real estate		239		---		---	19
Commercial Real Estate(1)
Multifamily real estate		318		1,459		---	1,459
Commercial real estate, owner-occupied		127		455		---	574
Commercial real estate, other		---		---		---	2,760
Commercial Non Real Estate(1)
Commercial and industrial		66		335		---	361
Consumer Non Real Estate(1)
Credit cards		3		11		11	---
Automobile		225		6		6	3
Other consumer loans		74		4		4	---
Total		$2,007		$2,488		$195	$5,493

(1)     Only classes with past-due or nonaccrual loans are shown.

December 31, 2015
	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$	---	$	---	$718
Construction, other		26		---		---	---
Consumer Real Estate
Equity lines		16		---		---	---
Residential closed-end first liens		1,402		106		106	14
Residential closed-end junior liens		123		39		39	---
Investor-owned residential real estate		248		---		---	---
Commercial Real Estate
Multifamily real estate		684		1,728		---	1,728
Commercial real estate, owner occupied		---		357		---	494
Commercial real estate, other		---		---		---	2,845
Commercial Non Real Estate
Commercial and industrial		142		883		---	883
Public Sector and IDA
Public sector and IDA		---		---		---	---
Consumer Non Real Estate
Credit cards		5		6		6	---
Automobile		286		5		5	---
Other consumer loans		60		---		---	---
Total		$2,992		$3,124		$156	$6,682

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

Determination of risk grades was completed for the portfolio as of September 30, 2016 and December 31, 2015.

The following displays collectively-evaluated loans by credit quality indicator.

September 30, 2016

	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$14,169	$3,580	$	---
Construction, other	22,168	---		---
Consumer Real Estate
Equity lines	16,631	39		13
Closed-end first liens	82,284	1,061		1,114
Closed-end junior liens	5,006	16		56
Investor-owned residential real estate	43,271	29		743
Commercial Real Estate
Multifamily residential real estate	98,654	458		1,287
Commercial real estate owner-occupied	115,544	1,230		384
Commercial real estate, other	99,028	56		---
Commercial Non Real Estate
Commercial and industrial	39,177	1,550		546
Public Sector and IDA
States and political subdivisions	45,957	---		---
Consumer Non Real Estate
Credit cards	5,835	---		---
Automobile	14,251	104		168
Other consumer	12,641	58		19
Total	$614,616	$8,181		$4,330

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2015

	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$10,626	$3,694	$	---
Construction, other	33,213	---		---
Consumer Real Estate
Equity lines	16,236	15		87
Closed-end first liens	78,614	708		1,370
Closed-end junior liens	4,983	55		61
Investor-owned residential real estate	39,616	31		766
Commercial Real Estate
Multifamily residential real estate	77,060	---		1,804
Commercial real estate owner-occupied	121,741	1,165		1,274
Commercial real estate, other	93,701	58		---
Commercial Non Real Estate
Commercial and industrial	35,652	285		543
Public Sector and IDA
States and political subdivisions	51,335	---		---
Consumer Non Real Estate
Credit cards	5,773	---		---
Automobile	12,414	102		138
Other consumer	11,359	31		28
Total	$592,323	$6,144		$6,071

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $8,563 at September 30, 2016, $13,453 at December 31, 2015, and $11,861 at September 30, 2015.

The following table presents restructurings by class that were identified during the three month period ended September 30, 2016.

	Restructurings That Occurred During the Three Months Ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Non Real Estate
Commercial and industrial	1	$28	$30
Consumer Non Real Estate
Automobile	1	5	5
Total	2	$33	$35

During the three month period ended September 30, 2016, the Company identified one commercial non-real estate loan and one automobile loan modified in troubled debt restructurings. The modifications provided payment relief by extending the maturity date and capitalizing interest. The loans are in nonaccrual status. The loans are collateral dependent and the fair value is measured using the collateral method. Impairment measurement did not result in a specific allocation for any of the four restructured loans.

The Company did not modify any loans in troubled debt restructures during the three months ended September 30, 2015.

The following tables present restructurings by class that occurred during the nine month periods ended September 30, 2016 and 2015.

	Restructurings That Occurred During the Nine Months Ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, other	2	$3,008	$3,008
Commercial Non Real Estate
Commercial and industrial	1	28	30
Consumer Non Real Estate
Automobile	1	5	5
Total	4	$3,041	$3,043

In addition to the loans identified as troubled debt restructures during the three month period ended September, 30, 2016, the Company identified two other loans as troubled debt restructures during the first six months of 2016. Two commercial real estate loans restructured during the second quarter of 2016 were originally modified in troubled debt restructurings in 2014 to provide payment relief by lowering the interest rate and allowing interest-only payments. The restructurings completed in 2016 lowered the interest rate from the 2014 restructured terms and returned the loans to amortization with payments of principal and interest. The loans were in nonaccrual status prior to the 2016 restructuring and will remain in nonaccrual until they have met the Company's policy to return to accrual status. The loans are collateral dependent and the fair value is measured using the collateral method. Impairment measurement did not result in a specific allocation.

	Restructurings That Occurred During the Nine Months Ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, owner occupied	1	$994	$907
Total	1	$994	$907

During the nine month period ended September 30, 2015, the Company restructured 1 loan to provide payment relief. The restructuring provided payment relief by forgiving principal of $100, capitalizing interest and re-amortizing payments. As of September 30, 2015, the restructured loan was in nonaccrual status. The fair value measurement of the restructured loan as of September 30, 2015 resulted in no specific allocation to the allowance for loan losses.

The Company analyzed its TDR portfolio for loans that defaulted during the nine month periods ended September 30, 2016 and September 30, 2015, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. There were no restructured loans that defaulted that were modified within 12 months prior to default for the nine month periods ended September 30, 2016 and 2015.

Note 5: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	September 30, 2016
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$268,925	$2,038	$253	$270,710
States and political subdivisions	12,572	352	---	12,924
Mortgage-backed securities	932	103	---	1,035
Corporate debt securities	6,016	440	---	6,456
Other securities	189	---	37	152
Total securities available for sale	$288,634	$2,933	$290	$291,277

	December 31, 2015
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$216,897	$519	$4,952	$212,464
States and political subdivisions	15,934	541	---	16,475
Mortgage-backed securities	1,199	120	---	1,319
Corporate debt securities	6,015	22	291	5,746
Other securities	189	---	62	127
Total securities available for sale	$240,234	$1,202	$5,305	$236,131

The amortized cost and fair value of single maturity securities available for sale at September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	September 30, 2016
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$1,980	$2,009
Due after one year through five years	192,986	193,116
Due after give years through ten years	67,113	67,335
Due after ten years	26,366	28,665
No maturity	189	152
Total securities available for sale	$288,634	$291,277

The Company holds restricted stock with the Federal Home Loan Bank and the Federal Reserve. Required ownership amounts are determined by the correspondent banks and the Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded. The Company held restricted stock of $1,170 as of September 30, 2016 and $1,129 as of December 31, 2015.

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type are as follows.

	September 30, 2016
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$3,934	$401	$	---	$4,335
States and political subdivisions	132,409	6,781		25	139,165
Mortgage-backed securities	281	35		---	316
Corporate debt securities	1,423	39		---	1,462
Total securities held to maturity	$138,047	$7,256		$25	$145,278

	December 31, 2015
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$13,909	$288	$177	$14,020
States and political subdivisions	136,373	6,179	330	142,222
Mortgage-backed securities	327	36	---	363
Corporate debt securities	1,419	10	2	1,427
Total securities held to maturity	$152,028	$6,513	$509	$158,032

The amortized cost and fair value of single maturity securities held to maturity at September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	September 30, 2016
	Amortized Cost	Fair Value
Held to maturity:
Due in one year or less	$2,813	$2,871
Due after one year through five years	24,020	25,525
Due after give years through ten years	16,370	17,264
Due after ten years	94,844	99,618
Total securities held to maturity	$138,047	$145,278

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	September 30, 2016
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$90,723	$253	$	---	$	---
States and political subdivisions	780	1		1,440		24
Other securities	---	---		152		37
Total	$91,503	$254		$1,592		$61

	December 31, 2015
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$88,255	$1,800	$84,959	$3,329
States and political subdivisions	3,449	24	10,161	306
Corporate debt securities	4,974	292	200	1
Other securities	---	---	127	62
Total	$96,678	$2,116	$95,447	$3,698

The Company had 95 securities with a fair value of $93,095 that were temporarily impaired at September 30, 2016.  The total unrealized loss on these securities was $315. Of the temporarily impaired total, 3 securities with a fair value of $1,592 and an unrealized loss of $61 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at September 30, 2016 for the reasons set out below.

States and political subdivisions. This category’s unrealized losses of $24 on 2 securities with a fair value of $1,440 are primarily the result of interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. The Company purchases only investment-grade bonds with a Moody or Standard and Poor’s rating of A or better, and that comply with regulatory requirements. Bond ratings are monitored on an ongoing basis. Municipal obligations that experience a decline in credit rating are analyzed to determine appropriate action and accounting treatment. The company performs an analysis each quarter to determine whether any investments are other-than-temporarily impaired. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other securities. The Company holds a small investment in community bank stock. One security with a fair value of $152 has an unrealized loss of $37. The value of this investment has been negatively affected by market conditions. Because the Company does not intend to sell this investment before recovery of its amortized cost basis, the Company does not consider this investment to be other-than-temporarily impaired.

Restricted stock. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. In addition, NBB is eligible to borrow from the FHLB with borrowings collateralized by qualifying assets, primarily residential mortgage loans and NBB’s capital stock investment in the FHLB. Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2016, management did not determine any impairment.

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

During March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

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

During August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

Note 7: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Nine Months Ended September 30,
	2016	2015
Service cost	$522	$465
Interest cost	567	501
Expected return on plan assets	(816)	(876)
Amortization of prior service cost	(81)	(81)
Recognized net actuarial loss	429	312
Net periodic benefit cost	$621	$321

2016 Plan Year Employer Contribution

For the nine months ended September 30, 2016, the Company contributed $811 to the Plan.

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

		Fair Value Measurements at September 30, 2016 Using
Description	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$270,710	$	---	$270,710	$	---
States and political subdivisions	12,924		---	12,924		---
Mortgage-backed securities	1,035		---	1,035		---
Corporate debt securities	6,456		---	6,456		---
Other securities	152		---	152		---
Total securities available for sale	$291,277	$	---	$291,277	$	---

		Fair Value Measurements at December 31, 2015 Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$212,464	$	---	$212,464	$	---
States and political subdivisions	16,475		---	16,475		---
Mortgage-backed securities	1,319		---	1,319		---
Corporate debt securities	5,746		---	5,746		---
Other securities	127		---	127		---
Total securities available for sale	$236,131	$	---	$236,131	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets offer at the report date for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2016 or December 31, 2015.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at September 30, 2016 and at December 31, 2015.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2016	Impaired loans net of valuation allowance	$593			$593
December 31, 2015	Impaired loans net of valuation allowance	2,328	---	---	2,328

The following tables present information about Level 3 Fair Value Measurements for September 30, 2016 and December 31, 2015.

September 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Market rate for borrower (discount rate)	6.75%	–	7.25%	(7.04%)

December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Discount rate	6.00%	–	7.38%	(6.56%)

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2016	Other real estate owned net of valuation allowance	$3,188			$3,188
December 31, 2015	Other real estate owned net of valuation allowance	4,165	---	---	4,165

The following tables present information about Level 3 Fair Value Measurements for September 30, 2016 and December 31, 2015.

September 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0%(1)	–	8.60%	(5.76%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	–	53.46%	(10.19%)

December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0%(1)	–	10.00%	(5.89%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0% –	–	50.01%	(10.16%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at September 30, 2016 and December 31, 2015, and, as such, the related fair values have not been estimated.

The estimated fair values and related carrying amounts of the Company’s financial instruments follow.

	September 30, 2016
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$11,302		$11,302	$	---	$	---
Interest-bearing deposits	80,170		80,170		---		---
Securities	429,324		---		436,555		---
Restricted securities	1,170		---		1,170		---
Mortgage loans held for sale	434		---		434		---
Loans, net	627,940		---		---		642,859
Accrued interest receivable	5,138		---		5,138		---
Bank-owned life insurance	22,848		---		22,848		---
Financial Liabilities:
Deposits	$1,010,008	$	---		$834,219		$174,388
Accrued interest payable	48		---		48		---

	December 31, 2015
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,152		$12,152	$	---	$	---
Interest-bearing deposits	130,811		130,811		---		---
Securities	388,159		---		394,163		---
Restricted securities	1,129		---		1,129		---
Mortgage loans held for sale	634		---		634		---
Loans, net	610,711		---		---		621,590
Accrued interest receivable	5,769		---		5,769		---
Bank-owned life insurance	22,401		---		22,401		---
Financial Liabilities:
Deposits	$1,018,859	$	---		$826,476		$193,912
Accrued interest payable	56		---		56		---

Note 9: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(1,582)	$(4,090)	$(5,672)
Unrealized holding loss on available for sale securities, net of tax of ($334)	(624)	---	(624)
Reclassification adjustment, net of tax of ($2)	(3)	---	(3)
Balance at September 30, 2015	$(2,209)	$(4,090)	$(6,299)

Balance at December 31, 2015	$(2,666)	$(5,270)	$(7,936)
Unrealized holding gain on available for sale securities net of tax of $2,415	4,484	---	4,484
Reclassification adjustment, net of tax of ($54)	(99)	---	(99)
Balance at September 30, 2016	$1,719	$(5,270)	$(3,551)

The following provides information regarding reclassifications out of accumulated comprehensive loss for the three month and nine month periods ended September 30, 2016 and September 30, 2015.

	3 Months Ended		9 Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Reclassifications out of unrealized gains and losses on available-for-sale securities:
Realized securities gain, net	$(101)	$(2)	$(153)	$(5)
Income taxes	(35)	(1)	(54)	(2)
Realized gain on available-for-sale securities, net of tax, reclassified out of accumulated other comprehensive income	$(66)	$(1)	$(99)	$(3)

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
●

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation, and the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and other financial reform legislation,

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

If the national economy or the Company’s market area experience a downturn, it is likely that unemployment will rise and that other economic indicators will negatively impact the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the State could also negatively impact employment. This could lead to a higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. An economic downturn could have an adverse effect on all financial institutions, including the Company.

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

The estimate of the allowance for September 30, 2016 considered market and portfolio conditions during the first nine months of 2016 as well as the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended September 30, 2016. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 4 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended September 30, 2016 and September 30, 2015. The measures for September 30, 2016 and September 30, 2015 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Three Months Ended
	September 30, 2016	September 30, 2015
Return on average assets	1.27%	1.46%
Return on average equity	8.36%	9.70%
Basic earnings per share	$0.55	$0.60
Fully diluted earnings per share	$0.55	$0.60
Net interest margin (1)	3.48%	3.89%
Noninterest margin (2)	1.40%	1.40%

(1)	Net interest margin: Quarter-to-date tax-equivalent net interest income, annualized, divided by quarter-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined 19 basis points for the three months ended September 30, 2016, compared with the three months ended September 30, 2015. The annualized return on average equity decreased 134 basis points for the same period.

The annualized net interest margin was 3.48% for the three months ended September 30, 2016, down 41 basis points from the 3.89% reported for the three months ended September 30, 2015. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets.

The annualized noninterest margin was 1.40% for both of the three month periods ended September 30, 2016 and 2015. Please refer to the discussions under noninterest income and noninterest expense for further information.

The following table presents the Company’s key performance ratios for the nine months ended September 30, 2016 and September 30, 2015 and the year ended December 31, 2015. The measures for September 30, 2016 and September 30, 2015 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Twelve Months Ended December 31, 2015
Return on average assets	1.28%	1.43%	1.37%
Return on average equity	8.55%	9.60%	9.22%
Basic earnings per share	$1.65	$1.77	$2.28
Fully diluted earnings per share	$1.65	$1.76	$2.28
Net interest margin (1)	3.55%	3.90%	3.86%
Noninterest margin (2)	1.37%	1.44%	1.40%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets for the nine months ended September 30, 2016 was 1.28%, a decline of 15 basis points compared with the nine months ended September 30, 2015 and a decline of 9 basis points compared with the twelve months ended December 31, 2015.

The annualized return on average equity was 8.55% for the nine months ended September 30, 2016, a decline from 9.60% for the nine month period ended September 30, 2015 and 9.22% for the twelve month period ended December 31, 2015.

The annualized net interest margin was 3.55% for the nine months ended September 30, 2016, down 35 basis points from the 3.90% reported for the nine months ended September 30, 2015, and down 31 basis points from the 3.86% reported for the twelve months ended December 31, 2015. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin improved 7 basis points from the nine months ended September 30, 2015 and 3 basis points from the twelve months ended December 31, 2015. Please refer to the discussions under noninterest income and noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	September 30, 2016	December 31, 2015	Percent Change
Interest-bearing deposits	$80,170	$130,811	(38.71)%
Securities, at carrying value	430,494	389,288	10.58%
Loans, net	627,940	610,711	2.82%
Deposits	1,010,008	1,018,859	(0.87)%
Total assets	1,203,181	1,199,739	0.29%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	September 30, 2016	September 30, 2015	December 31, 2015
Nonperforming loans	$5,493	$8,988	$6,682
Loans past due 90 days or more, and still accruing	195	47	156
Other real estate owned	3,188	4,194	4,165
Allowance for loan losses to loans	1.30%	1.30%	1.34%
Net charge-off ratio	0.25%	0.19%	0.32%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.36%	2.09%	1.74%
Ratio of allowance for loan losses to nonperforming loans	151.12%	90.31%	124.17%

The Company’s risk analysis determined an allowance for loan losses of $8,301 or 1.30% of loans net of unearned income and deferred fees and costs at September 30, 2016, an increase from $8,297 or 1.34% of loans net of unearned income and deferred fees and costs at December 31, 2015 and an increase from $8,117 or 1.30% of loans net of unearned income and deferred fees and costs at September 30, 2015. The determination of the appropriate level for the allowance for loan losses resulted in a provision for loan loss of $1,148 for the nine months ended September 30, 2016 and $734 for the nine months ended September 30, 2015. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $9,910 with specific allocation to the allowance for loan losses of $27 at September 30, 2016, compared with individually evaluated impaired loans of $15,346 with specific allocations of $45 at December 31, 2015, and individually evaluated impaired loans of $15,012 and specific allocation of $144 for September 30, 2015. The specific allocation is determined based on criteria particular to each impaired loan.

For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, averaged over the most recent 8 quarters, and adjusted for factors that influence credit risk. Collectively evaluated loans totaled $627,127 with an allowance of $8,274 or 1.32% at September 30, 2016. At December 31, 2015, collectively evaluated loans totaled $604,538 with an allowance of $8,252 or 1.37% of the collectively-evaluated portfolio. Collectively evaluated loans at September 30, 2015 totaled $611,597 with an allowance of $7,973 or 1.30%.

Net charge-offs for the nine months ended September 30, 2016 were $1,144 or 0.25% of average loans, an increase when compared with $880 or 0.19% of average loans for the nine months ended September 30, 2015. Charge off rates for the nine month periods ended September 30, 2016 and 2015 are annualized. When compared with the total charge-off rate of 0.32% for the year ended December 31, 2015, total charge offs for the nine months ended September 30, 2016 improved. Charge-off rates are calculated for and applied to individual loan classes and the total charge-off rate is net of increases and decreases in the charge-off rates of individual loan classes. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days decreased to 0.32% of total loans at September 30, 2016, from 0.48% at December 31, 2015 and 0.42% of total loans at September 30, 2015. Nonaccrual loans decreased to 0.86% of total loans at September 30, 2016, from 1.08% at December 31, 2015 and 1.44% at September 30, 2015. The decrease in past due and nonaccrual loans reduced the required level of the allowance for loan losses. Accruing loans past due 90 days or more as a percentage of total loans was 0.03% at September 30, 2016, 0.03% at December 31, 2015 and 0.01% at September 30, 2015. Increases in the level of accruing loans past due 90 days or more increase the estimate of the allowance for loan losses.

Loans rated “special mention” and “classified” (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively-evaluated loans, while lower levels of criticized assets decrease the required level of the allowance for collectively-evaluated loans. Collectively evaluated loans rated “special mention” were $8,181 at September 30, 2016, an increase from $6,144 at December 31, 2015 but lower than $9,568 at September 30, 2015. Collectively evaluated loans rated classified were $4,330 at September 30, 2016, a decrease from $6,071 at December 31, 2015 and $5,706 at September 30, 2015.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans decreased by 3.27% from the level of high risk loans at December 31, 2015. The total decrease is net of increases and decreases within individual loan classes. Auto loans experienced a large percentage increase and the resulting allocation led to a small net increase in the total allocation for high risk loans as of September 30, 2016 when compared with the total allocation for high risk loans at December 31, 2015. The Company believes the increase is acceptable.

Economic factors contribute to the evaluation of the allowance for loan loss. Within the Company's market area, inventory of new and existing homes and residential vacancy rates improved when levels at September 30, 2016 are compared with levels at December 31, 2015, resulting in a lower requirement for the allowance for loan losses. The competitive, legal and regulatory environments and interest rate environment remained at similar levels to those at December 31, 2015 with the same allocation requirement, while fluctuations in the business bankruptcy rate resulted in a lower allocation when September 30, 2016 is compared with December 31, 2015. The unemployment rate and personal bankruptcy level worsened when data at September 30, 2016 is compared with December 31, 2015, resulting in increased allocations to the allowance at September 30, 2016.

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

The following table discloses the other real estate owned in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	September 30, 2016	September 30, 2015	December 31, 2015
Real estate construction	$2,683	$3,205	$3,180
Consumer real estate	125	357	353
Commercial real estate	380	632	632
Total other real estate owned	$3,188	$4,194	$4,165
Other real estate owned in process	$738	$151	$228

(1)	Net of valuation allowance.

Other real estate owned decreased $977 from December 31, 2015 and $1,006 from September 30, 2015. As of September 30, 2016, total residential properties approximating $738 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

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

The Company tracks modifications to assist in identifying troubled debt restructurings. The majority of modifications granted during the first nine months of 2016 and 2015 were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings for the first nine months of 2016 and 2015 follows:

Nine Months Ended September 30, 2016
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	55	$27,508
Payment extensions for less than 3 months	93	1,926
Maturity date extensions of more than 3 months and up to 6 months	165	13,095
Maturity date extensions of more than 6 months and up to 12 months	206	8,450
Advances on non-revolving loans or capitalization	1	79
Maturity date extensions of more than 12 months	12	2,818
Change in amortization term or method	17	1,130
Renewal of expired Home Equity Line of Credit loans for additional 10 years	13	436
Renewal of single-payment notes	182	3,250
Total modifications that do not constitute TDRs	744	$58,692

Nine Months Ended September 30, 2015
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	87	$53,694
Payment extensions for less than 3 months	94	2,888
Maturity date extensions of more than 3 months and up to 6 months	231	26,262
Maturity date extensions of more than 6 months and up to 12 months	264	12,684
Maturity date extensions of more than 12 months	3	285
Advances on non-revolving loans or capitalization	2	1,076
Change in amortization term or method	11	2,290
Renewal of expired Home Equity Line of Credit loans for additional 10 years	31	745
Renewal of single-payment notes	228	4,393
Total modifications that do not constitute TDRs	951	$104,317

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

The Company’s TDRs were $8,563 at September 30, 2016, a decrease from $13,453 at December 31, 2015. Accruing TDR loans amounted to $4,662 at September 30, 2016 and $8,814 at December 31, 2015. TDRs with at least six months of current payment history may accrue interest.

	TDR Status as of September 30, 2016
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$273	$	---	$	---	$	---	$273
Consumer real estate	889		889		---		---	---
Commercial real estate	7,373		3,773		---		---	3,600
Commercial non real estate	25		---		---		---	25
Consumer non real estate	3		---		---		---	3
Total TDR Loans	$8,563		$4,662	$	---	$	---	$3,901

	TDR Status as of December 31, 2015
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$718	$	---	$	---	$	---	$718
Consumer real estate	962		784		178		---	---
Commercial real estate	11,566		7,645		---		---	3,921
Commercial non real estate	207		207		---		---	---
Total TDR Loans	$13,453		$8,636		$178	$	---	$4,639

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. During the nine month period ended September 30, 2016, the Company modified four loans in trouble debt restructurings. During the first nine months of 2015, the Company modified one loan in troubled debt restructure. Please refer to Note 4 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the three and nine months ended September 30, 2016 and 2015 follows:

	Three Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$630,078	$7,561	4.77%	$627,734	$7,855	4.96%
Taxable securities (5)	296,683	1,381	1.85%	229,887	1,678	2.90%
Nontaxable securities (1)(5)(6)	138,350	1,966	5.65%	147,300	2,095	5.64%
Interest-bearing deposits	76,870	97	0.50%	84,882	54	0.25%
Total interest-earning assets	$1,141,981	$11,005	3.83%	$1,089,803	$11,682	4.25%
Interest-bearing liabilities:
Interest-bearing demand deposits	$564,371	$773	0.54%	$518,881	$699	0.53%
Savings deposits	95,229	8	0.03%	86,701	9	0.04%
Time deposits	176,384	238	0.54%	200,073	301	0.60%
Total interest-bearing liabilities	$835,984	$1,019	0.48%	$805,655	$1,009	0.50%
Net interest income and interest rate spread		$9,986	3.35%		$10,673	3.75%
Net yield on average interest-earning assets			3.48%			3.89%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three month periods presented.
(2)	Included in interest income are loan fees of $120 and $117 for the three months ended September 30, 2016 and 2015, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes mortgage loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$617,054	$22,510	4.87%	$619,142	$23,387	5.05%
Taxable securities (5)	278,089	4,625	2.22%	234,303	5,124	2.92%
Nontaxable securities (1)(5)(6)	140,434	5,989	5.70%	148,463	6,344	5.71%
Interest-bearing deposits	106,928	409	0.51%	91,791	173	0.25%
Total interest-earning assets	$1,142,505	$33,533	3.92%	$1,093,699	$35,028	4.28%
Interest-bearing liabilities:
Interest-bearing demand deposits	$565,668	$2,359	0.56%	$522,300	$2,178	0.56%
Savings deposits	93,570	26	0.04%	85,366	26	0.04%
Time deposits	182,889	765	0.56%	207,134	943	0.61%
Total interest-bearing liabilities	$842,127	$3,150	0.50%	$814,800	$3,147	0.52%
Net interest income and interest rate spread		$30,383	3.42%		$31,881	3.76%
Net yield on average interest-earning assets			3.55%			3.90%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the nine month periods presented.
(2)	Included in interest income are loan fees of $333 and $353 for the nine months ended September 30, 2016 and 2015, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes mortgage loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The following tables reconcile net interest income on a fully-taxable equivalent basis to net interest income on a GAAP basis.

	Three Months Ended September 30,
	2016	2015
Net interest income, fully taxable equivalent basis	$9,986	$10,673
Less: taxable equivalent adjustment	(848)	(922)
Net interest income	$9,138	$9,751

	Nine Months Ended September 30,
	2016	2015
Net interest income, fully taxable equivalent basis	$30,383	$31,881
Less: taxable equivalent adjustment	(2,600)	(2,750)
Net interest income	$27,783	$29,131

The net interest margin decreased 41 basis points for the three month period and 35 basis points for the nine month period ended September 30, 2016, when compared with the three and nine month periods ended September 30, 2015, respectively. The decrease in interest rate spread was driven by a decline in the yield on earning assets of 42 basis points for the three month period and 36 basis points for the nine month period, offset by a decline in the cost of interest-bearing liabilities of 2 basis points for the three month period and the nine month period. The decline in the yield on earning assets resulted from lower rates on loans and securities, and from a slight change in asset mix, with a greater percentage of earning assets invested in securities during the three and nine month periods ended September 30, 2016 when compared with the same periods ended September 30, 2015. Securities typically provide a lower yield than loans provide.

 The 19 basis point decline in the yield on loans for the three month period and 18 basis point decline for the nine month period stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The yield on taxable securities was 105 basis points lower for the three months ended September 30, 2016 and 70 basis points lower for the nine months ended September 30, 2016, when compared with the same periods in 2015. The yield on nontaxable securities increased 1 basis point over the three month period and declined 1 basis point over the nine month period ended September 30, 2016. The market yield for securities of a comparable term has declined over the past year, causing matured and called bonds to be replaced with lower yielding investments.

For the three month and nine month periods ended September 30, 2016, the decline in the cost of interest-bearing liabilities came mainly from a 6 and 5 basis point, respectively, reduction in the cost of time deposits when compared with the three month and nine month periods ended September 30, 2015. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The provision for loan losses for the three month and nine month periods ended September 30, 2016 was $291 and $1,148, respectively, compared with $178 and $734 for the same periods ended September 30, 2015. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at September 30, 2016 was 1.30%, which compares to 1.34% at December 31, 2015. The net charge-off ratio was 0.25% for the nine months ended September 30, 2016 and 0.32% for the year ended December 31, 2015. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	September 30, 2106	September 30, 2015	Percent Change
Service charges on deposits	$649	$571	13.66%
Other service charges and fees	47	45	4.44%
Credit card fees	963	972	(0.93)%
Trust fees	330	314	5.10%
BOLI income	150	152	(1.32)%
Other income	241	230	4.78%
Realized securities gain, net	101	2	NM (1)

	Nine Months Ended
	September 30, 2016	September 30, 2015	Percent Change
Service charges on deposits	$1,778	$1,676	6.09%
Other service charges and fees	165	164	0.61%
Credit card fees	2,802	2,843	(1.44)%
Trust fees	1,007	902	11.64%
BOLI income	447	451	(0.89)%
Other income	1,042	963	8.20%
Realized securities gain, net	199	5	NM (1)

(1)     Change is not meaningful due to the small levels at September 30, 2016 and September 30, 2015.

Service charges on deposit accounts increased $78 for the three month period ended September 30, 2016 when compared with the same period ended September 30, 2015. For the nine month periods ended September 30, 2016 and 2015, service charges on deposits increased $102. The increase is primarily due to increased NSF and overdraft fee income from a new overdraft privilege program implemented in the third quarter of 2016.

Other service charges and fees increased slightly when the three month and nine month periods ended September 30, 2016 and September 30, 2015 are compared. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Service charges on deposits and other service charges and fees are subject to normal business fluctuation and are not due to changes in fee structure.

Credit card fees for the three month and nine month periods ended September 30, 2016 declined 0.93% and 1.44%, respectively, when compared with the same periods last year. The decline is the result of normal fluctuations.

Income from trust fees increased $16 or 5.10% for the three months ended September 30, 2016, compared with the three months ended September 30, 2015. For the nine month periods ended September 30, 2016 and 2015, trust income increased $105 or 11.64%. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income remained at similar levels for both the three month and nine month periods ended September 30, 2016, when compared to the same periods in 2015.

Other income includes fees on the sale of secondary-market mortgages, net gains from the sales of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. These areas fluctuate with market conditions and because of competitive factors. Other income for the three month and nine month periods ended September 30, 2016 increased $11 and $79, respectively, when compared with the same periods ended September 30, 2015. Other income in 2016 benefitted from vendor signing incentives.

Net realized securities gains for the three and nine months ended September 30, 2016 were $101 and $199, respectively, compared with a gains of $2 and $5 for the same periods in 2015. Net realized securities gains and losses are market driven and have resulted from calls and sales of securities.

Noninterest Expense

	Three Months Ended
	September 30, 2016	September 30, 2015	Percent Change
Salaries and employee benefits	$3,239	$3,150	2.83%
Occupancy, furniture and fixtures	463	438	5.71%
Data processing and ATM	624	387	61.24%
FDIC assessment	135	138	(2.17)%
Credit card processing	715	701	2.00%
Intangibles amortization	40	269	(85.13)%
Net costs of other real estate owned	71	48	47.92%
Franchise taxes	321	329	(2.43)
Other operating expenses	1,012	859	17.81%

	Nine Months Ended
	September 30, 2016	September 30, 2015	Percent Change
Salaries and employee benefits	$9,714	$9,433	2.98%
Occupancy, furniture and fixtures	1,388	1,307	6.20%
Data processing and ATM	1,630	1,230	32.52%
FDIC assessment	421	408	3.19%
Credit card processing	2,049	1,986	3.17%
Intangibles amortization	218	807	(72.99)%
Net costs of other real estate owned	179	555	(67.75)%
Franchise taxes	974	959	1.56%
Other operating expenses	2,969	2,679	10.82%

Total noninterest expense increased $301 or 4.76% when the three months ended September 30, 2016 are compared to the same period of 2015, and increased $178 or 0.92% when the nine month periods ended September 30, 2016 and September 30, 2015 are compared. Noninterest expense benefited from decreased amortization expense of intangible assets for both the three month and nine month periods. The nine month period benefited from a decline in net costs of other real estate owned. Decreases in intangible asset amortization expense and net costs of other real estate owned were offset by increases in salaries and employee benefits, data processing and ATM and other operating expenses

Core deposit intangibles are the result of prior merger and acquisition activity and are amortized over a period of years. Some of the Company’s intangible assets became fully amortized during the fourth quarter of 2015 and the first nine months of 2016. This accounted for the decline in intangibles amortization expense of $229 when the three month periods ended September 30, 2016 and 2015 are compared, and $589 when the nine month periods ended September 30, 2016 and 2015 are compared.

Net costs of other real estate owned increased $23 when the three month period ended September 30, 2016 is compared with the same period in 2015. When the nine month periods ended September 30, 2016 and 2015 are compared, net costs of other real estate owned decreased $376. The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. The decline for the nine month period stemmed from a one-time write-down in 2015. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense.

For the three month period ended September 30, 2016, salaries and employee benefits increased $89 or 2.83% when compared with the same period in 2015. When the nine month periods are compared, salaries and employee benefits increased $281 or 2.98%. The increases for both the three month and nine month periods are due to greater pension expense and staffing decisions.

Occupancy, furniture and fixtures expense for the three and nine months ended September 30, 2016 increased $25 and $81, respectively, as the result of normal business expenditures.

Data processing and ATM expense increased $237 and $400 for the three and nine months ended September 30, 2016 when compared with the same periods of 2015, due to investments in new technology and infrastructure.

FDIC assessment expense for the three months ended September 30, 2016 decreased $3 when compared with the same period of 2015. When the nine month periods ended September 30, 2016 and 2015 are compared, the expense increased $13 or 3.19%. The calculation is based on total assets and incorporates risk-based factors to determine the amount of the assessment.

Credit card processing expense increased $14 and $63 for the three month and nine month periods ended September 30, 2016, compared with the same periods of 2015. This expense is driven by volume and other factors and is subject to a degree of variability.

Franchise tax expense decreased $8 or 2.43% when the three months ended September 30, 2016 are compared with the three months ended September 30, 2015. Franchise tax expense increased $15 or 1.56% for the nine month period ended September 31, 2016, compared with the same period of 2015. Franchise tax is based on capital levels of the subsidiary bank.

Other operating expense increased $153 or 17.81% for the three month period ended September 30, 2016, compared with the same period of 2015. For the nine months ended September 30, 2016, other operating expense increased $290 or 10.82% when compared with the same period of 2015. The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2016	December 31, 2015	Percent Change
Interest-bearing deposits	$106,928	$96,677	10.60%
Securities available for sale and restricted stock	276,860	224,058	23.57%
Securities held to maturity	142,585	155,747	(8.45)%
Loans, net	608,217	611,554	(0.55)%
Total assets	1,200,104	1,155,594	3.85%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$169,609	$159,829	6.12%
Interest-bearing demand deposits	565,668	526,682	7.40%
Savings deposits	93,570	85,940	8.88%
Time deposits	182,889	204,146	(10.41)%
Stockholders’ equity	179,191	171,732	4.34%

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

Loans

	September 30, 2106	December 31, 2015	Percent Change
Real estate construction loans	$40,190	$48,251	(16.71)%
Consumer real estate loans	151,152	143,504	5.33%
Commercial real estate loans	325,089	309,378	5.08%
Commercial non real estate loans	41,570	37,571	10.64%
Public sector and IDA	45,957	51,335	(10.48)%
Consumer non real estate	33,079	29,845	10.84%
Less: unearned income and deferred fees	(796)	(876)	9.13%
Loans, net of unearned income and deferred fees	$636,241	$619,008	2.78%

The Company’s loans net of unearned income and deferred fees increased $17,233 or 2.78% from $619,008 at December 31, 2015 to $636,241 at September 30, 2016. The increase stemmed primarily from an increase in commercial real estate loans of $15,711 or 5.08%.

The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products, reverse mortgages or loans with initial teaser rates.

Deposits

	September 30, 2016	December 31, 2015	Percent Change
Noninterest-bearing demand deposits	$172,510	$166,453	3.64%
Interest-bearing demand deposits	566,213	569,787	(0.63)%
Saving deposits	95,496	90,236	5.83%
Time deposits	175,789	192,383	(8.63)%
Total deposits	$1,010,008	$1,018,859	(0.87)%

Total deposits decreased $8,851 or 0.87% from $1,018,859 at December 31, 2015 to $1,010,008 at September 30, 2016. Increases in noninterest-bearing demand deposits and savings deposits totaled $11,317. These increases were offset by a decline in time deposits of $16,594 and a decrease of $3,574 in interest-bearing demand deposits when September 30, 2016 is compared with December 31, 2015. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers appear unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At September 30, 2016, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At September 30, 2016, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At September 30, 2016, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At September 30, 2016, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At September 30, 2016, the loan to deposit ratio was 62.99%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at September 30, 2016 was $184,144, an increase of $12,030 or 6.99%, from the $172,114 at December 31, 2015.

Risk based capital ratios are shown in the following table.

	Ratios at September 30, 2016	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservative Buffer
Common Equity Tier I Capital Ratio	24.84%	4.50%	5.125%
Tier I Capital Ratio	24.84%	6.00%	6.625%
Total Capital Ratio	25.97%	8.00%	8.625%
Leverage Ratio	15.37%	4.00%	4.00%

Risk-based capital ratios are calculated in compliance with Federal Reserve rules based on Basel III capital requirements. The Company’s ratios are well above the required minimums at September 30, 2016.

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

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. Mortgages must meet strict underwriting and documentation requirements for the sale to be completed. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of September 30, 2016. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the three months ended September 30, 2016, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at September 30, 2016. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material as of September 30, 2016 and have not changed materially from those which were disclosed in the Company’s 2015 Form 10-K.

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

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2016 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

NATIONAL BANKSHARES, INC.

Date: November 4, 2016	/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2016	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to the Form 8-K filed on July 9, 2014)
4(i)	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on September 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)

*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(xiii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Annual Report on Form 10K for the fiscal year ended December 31, 2008)
*10(xv)	Third Amendment, dated January 20, 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(xvi)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on January 25, 2012)
*10(xvii)	Second Salary Continuation Agreement dated July 1, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii)(A) of the Form 8K filed on July 20, 2016)
31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 are formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Statements of Income for the three month and nine month periods ended September 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three month and nine month periods ended September 30, 2016 and 2015; (iii)Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

*     Indicates a management contract or compensatory plan.