Form 10-K
period 2016-12-31
NATIONAL BANKSHARES INC
filed 2017-03-08
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]     No [x]

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by Directors, Executive Officers and Corporate Governance) on June 30, 2016 (the last business day of the most recently completed second fiscal quarter) was approximately $242,972,452. As of March 8, 2017, the registrant had 6,957,974 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. 2016 Annual Report to Stockholders	Part II
National Bankshares, Inc. Proxy Statement for the 2017 Annual Meeting of Stockholders	Part III

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-K

Index

Part I		Page

Item 1.	Business	3

Item 1A.	Risk Factors	10

Item 1B.	Unresolved Staff Comments	14

Item 2.	Properties	14

Item 3.	Legal Proceedings	14

Item 4.	Mine Safety Disclosures	14

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14

Item 6.	Selected Financial Data	16

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 8.	Financial Statements and Supplementary Data	42

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	87

Item 9A.	Controls and Procedures	87

Item 9B.	Other Information	88

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	88

Item 11.	Executive Compensation	88

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	88

Item 13.	Certain Relationships and Related Transactions, and Director Independence	88

Item 14.	Principal Accounting Fees and Services	88

Part IV

Item 15.	Exhibits, Financial Statement Schedules	89

Item 16.	Summary Information	90

Signatures		91

Index of Exhibits		90

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

NBB is community-oriented and offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments from its headquarters in Blacksburg, Virginia and its twenty-five branch offices throughout southwest Virginia and one loan production office in Roanoke Virginia. NBB has telephone and internet banking and it operates twenty-five automated teller machines in its service area.

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

At December 31, 2016, NBB had total assets of $1,230,498 and total deposits of $1,043,598. NBB’s net income for 2016 was $15,158, which produced a return on average assets of 1.26% and a return on average equity of 8.49%. Refer to Note 12 of the Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2016, 2015 and 2014.

Period	Class of Service	Percentage of Total Revenues
December 31, 2016	Interest and Fees on Loans	57.73%
	Interest on Investments	21.69%
	Noninterest Income	19.53%
December 31, 2015	Interest and Fees on Loans	58.10%
	Interest on Investments	23.31%
	Noninterest Income	18.10%
December 31, 2014	Interest and Fees on Loans	58.53%
	Interest on Investments	23.79%
	Noninterest Income	17.19%

Market Area

The Company’s market area in southwest Virginia is made up of the counties of Montgomery, Giles, Pulaski, Tazewell, Wythe, Smyth and Washington. It includes the independent cities of Roanoke, Radford and Galax, and the portions of Carroll and Grayson Counties that are adjacent to Galax. The Company also serves those portions of Mercer County and McDowell County, West Virginia that are contiguous with Tazewell County, Virginia. Although largely rural, the market area is home to two major universities, Virginia Tech and Radford University, and to three community colleges. Virginia Tech, located in Blacksburg, Virginia, is the area’s largest employer and is the Commonwealth’s second largest university. A second state supported university, Radford University, is located nearby. State support for public colleges and universities, like Virginia Tech and Radford University, has been adversely affected by the recession and State budget considerations. In recent years, Virginia Tech’s Corporate Research Center has brought a number of technology related companies to Montgomery County.

In addition to education, the market area has a diverse economic base, with manufacturing, agriculture, tourism, healthcare, retail and service industries all represented. Large manufacturing facilities in the region include Celanese Acetate, the largest employer in Giles County, and Volvo Heavy Trucks, the largest company in Pulaski County. Both of these firms have experienced cycles of hiring and layoffs within the past several years. Pulaski and Galax have in the past been centers for furniture manufacturing. However, this industry has been declining because of growing furniture imports and the loss of demand. Several furniture companies have gone out of business in the recent past. Tazewell County is largely dependent on the coal mining industry and on agriculture for its economic base. Coal production is a cyclical industry that has declined significantly in recent years, and suffered from increased regulations. Montgomery County, Bluefield in Tazewell County and Abingdon in Washington County are regional retail centers and have facilities to provide basic health care for the region.

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

At December 31, 2016, NBI employed 15 full time employees, NBB had 210 full time equivalent employees and NBFS had 4 full time employees.

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

National Bankshares, Inc.

NBI is a bank holding company qualified as a financial holding company under the Federal Bank Holding Company Act (“BHCA”), which is administered by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). NBI is required to file an annual report with the Federal Reserve and may be required to furnish additional information pursuant to the BHCA. The Federal Reserve is authorized to examine NBI and its subsidiaries. With some limited exceptions, the BHCA requires a bank holding company to obtain prior approval from the Federal Reserve before acquiring or merging with a bank or before acquiring more than 5% of the voting shares of a bank unless it already controls a majority of shares.

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

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act (“SOX”) enacted major reforms of the federal securities laws intended to protect investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies with securities registered under the Securities Exchange Act of 1934, including NBI. SOX creates increased responsibility for chief executive officers and chief financial officers with respect to the content of filings with the Securities and Exchange Commission. Section 404 of SOX and related Securities and Exchange Commission rules focused increased scrutiny by internal and external auditors on NBI’s systems of internal controls over financial reporting, which is designed to ensure that those internal controls are effective in both design and operation. SOX sets out enhanced requirements for audit committees, including independence and expertise, and it includes stronger requirements for auditor independence and limits the types of non-audit services that auditors can provide. Finally, SOX contains additional and increased civil and criminal penalties for violations of securities laws.

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

The final rule emphasizes common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rule also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets. We continue to monitor the impact of the Basel III final rule on the Company’s regulatory capital ratios.

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

Although the Dodd-Frank Act provisions themselves are extensive and have required the Company and the Bank to deploy resources to comply with them, the ultimate impact on the Company of this massive legislation remains unknown. Several federal agencies, including the Federal Reserve, the CFPB and the Securities and Exchange Commission, have yet to issue final regulations implementing major portions of the legislation, and this process is ongoing. In addition, the new Administration in Washington, D.C. may reform or rescind various provisions of the Dodd-Frank Act.

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support NBB, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Consumer Laws and Regulations. There are a number of laws and regulations that regulate banks’ consumer loan and deposit transactions. Among these are the Truth in Lending Act, the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Fair Debt Collections Practices Act, the Home Mortgage Disclosure Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. NBB is required to comply with these laws and regulations in its dealings with customers. In addition, the CFPB has adopted and may continue to refine rules regulating consumer mortgage lending pursuant to the Dodd-Frank Act. There are numerous disclosure and other compliance requirements associated with the consumer laws and regulations.

Deposit Insurance. NBB has deposits that are insured by the FDIC. FDIC maintains a Deposit Insurance Fund (“DIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. Beginning April 1, 2011, an institution’s assessment base became consolidated total assets less its average tangible equity as defined by the FDIC. The FDIC has authority to impose (and has imposed during the recent financial crisis) special measures to boost the deposit insurance fund such as prepayments of assessments and additional special assessments.

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

Other Legislative and Regulatory Concerns

Particularly because of uncertain economic conditions and the current political environment, federal and state laws and regulations are regularly proposed that could affect the regulation of financial institutions. New, revised, or rescinded regulations could add to the regulatory burden on banks and other financial service providers and increase the costs of compliance, or they could change the products that can be offered and the manner in which financial institutions do business. We cannot foresee how regulation of financial institutions may change in the future and how those changes might affect NBI.

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the Securities and Exchange Commission. The Company’s proxy materials for the 2017 annual meeting of stockholders are also posted on a separate website at www.nationalbanksharesproxy.com.

Executive Officers of the Company

The following is a list of names and ages of all executive officers of Bankshares; their terms of office as officers; the positions and offices within Bankshares held by each officer; and each person’s principal occupation or employment during the past five years.

Name	Age	Offices and Positions Held	Year Elected an Officer/Director
James G. Rakes	72	National Bankshares, Inc.: Chairman, President and Chief Executive Officer. The National Bank of Blacksburg: Executive Chairman of The National Bank of Blacksburg, July 2014 to Present; President and Chief Executive Officer of The National Bank of Blacksburg from 1983 to July 2014; and Chairman from 2005 to July 2014. National Bankshares Financial Services: Chairman, President and CEO of National Bankshares Financial Services, Inc., June 2011 to Present; Chairman, President and Treasurer, 2001 to June 2011.	1986
David K. Skeens	50	National Bankshares, Inc.: Treasurer and Chief Financial Officer, January 2009 to Present. The National Bank of Blacksburg: Senior Vice President/Operations & Risk Management & CFO, 2009 to Present; Senior Vice President/Operations & Risk Management, 2008-2009; Vice President/Operations & Risk Management, 2004-2008.	2009

(continued)

F. Brad Denardo	64	National Bankshares, Inc.: Executive Vice President, 2008 to Present. The National Bank of Blacksburg: President & CEO, July 2014 to Present; Executive Vice President/Chief Operating Officer, 2002 to July 2014. National Bankshares Financial Services, Inc.: Treasurer, June 2011 to Present.	1989
Bryson J. Hunter(1)	49	National Bankshares, Inc.: Secretary & Counsel, July 2011 through June 1, 2016. The National Bank of Blacksburg: Counsel, May 2011 through June 1, 2016. National Bankshares Financial Services, Inc.: Secretary & Counsel, June 2011 through June 1, 2016. Gentry Locke Rakes & Moore, LLP: Partner, 2008 to 2011.	2011
Lara E. Ramsey	48	National Bankshares, Inc.: Corporate Secretary, June 1, 2016 to Present. National Bankshares, Inc.: Senior Vice President/Administration, June 2011 to Present. National Bankshares, Inc.: Vice President/Human Resources, January 2001 through June 2011	2016

(1)	Employment terminatedJune 1, 2016.

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

      Most of the Company’s commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market areas in which the Company operates negatively impact this important customer sector, the Company’s results of operations and financial condition may be adversely affected.  Moreover, a portion of these loans have been made by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle. The deterioration of the borrowers’ businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Additional laws and regulations or revisions and rescission of existing laws and regulations could lead to a significant increase in our regulatory burden.

The Dodd-Frank Act and its implementing regulations have resulted in greater compliance costs and reduced the profitability of some of our products and services. Implementation of the proposed Basel III rules for capital could increase our compliance costs because of the complexity in the risk assessment rules. While the risk appears to have diminished somewhat, both federal and state governments could enact new laws affecting financial institutions that would further increase our regulatory burden and could negatively affect our profits. Likewise, revisions or rescission of existing laws and regulations that already have been implemented may result in additional compliance costs, at least in the short-term or, if done imprudently, could ultimately create economic risks negatively affecting our revenues.

New laws and regulations could limit our sources of noninterest income.

While the risk appears to have diminished somewhat, new laws and regulations could limit our ability to offer certain profitable products and services or require that we offer unprofitable products and services. This could have a negative effect on the level of noninterest income.

Intense oversight by regulators could result in stricter requirements and higher overhead costs.

The regulatory environment has caused financial industry regulators to impose additional requirements, such as higher capital limits, which could impact the Company’s earnings.

Political risks in the U.S. and the rest of the world could negatively affect the financial markets.

Political risks in the U.S. and the rest of the world could affect financial markets and affect fiscal policy which could negatively affect our investment portfolio and earnings.

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

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and annually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. The Company experienced two cyber-intrusions, one in May 2016 and one in January 2017 in which certain customer information was compromised. The occurrence of any failure, interruption or security breach of our communications and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.

Cyber-attacks may disarm and/or bypass system safeguards and allow unauthorized access and misappropriation of financial data and assets.

As a financial institution holding company, we are vulnerable to and the target of cyber-attacks that attempt to access our digital technology systems, disarm and/or bypass system safeguards, access customer data and ultimately increase the risk of economic and reputational loss.

The Company has implemented a multi-faceted approach to reduce the exposure of our systems to cyber- intrusions, strengthen our defenses against hackers and protect customer accounts and information relevant to customer accounts from unauthorized access. These tools include digital technology safeguards, internal policies and procedures, and employee training.

However, it is not possible to fully eliminate exposure. We may experience human error or have unknown susceptibilities that allow our systems to become victim to highly-sophisticated cyber-attack. If hackers gain entry to our systems, they may disable other safeguards that limit loss, including limits on the number, amount, and frequency of ATM withdrawals, as well as other loss-prevention or detection measures.

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

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board, SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs. Most notably, new guidance on the calculation of credit reserves using current expected credit losses was finalized in June, 2016. The standard will be effective for the Company beginning January 1, 2021. To implement the new standard, the Company will incur costs related to data collection and documentation, technology and training. The Company expects that implementation could significantly impact our required credit reserves. Other impacts to capital levels, profit and loss, and various financial metrics will also result.

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

A change in tax rates applicable to the Company may cause impairment of deferred tax assets.

The Company determines deferred income taxes using the balance sheet method. Under this method, each asset and liability is examined to determine the difference between its book basis and its tax basis. The difference between the book basis and the tax basis of each asset and liability is multiplied by the Company’s marginal tax rate to determine the net deferred tax asset or liability. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.

The marginal tax rate applicable to the Company, as with all entities subject to federal income tax, is based on the Company’s taxable income. If the Company’s taxable income declines such that the Company’s marginal tax rate declines, the change in deferred income tax assets and liabilities would result in an expense during the period that a lower marginal tax rate occurs. If changes in tax rates and laws are enacted, the company will recognize the changes in the period in which they occur. Changes in tax rates and laws could impair the Company’s deferred tax assets and result in an expense associated with the change in deferred tax assets and liabilities.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties

NBB owns and has a branch bank in NBI’s headquarters building located at 101 Hubbard Street, Blacksburg, Virginia. NBB’s main office is at 100 South Main Street, Blacksburg, Virginia. NBB owns an additional eighteen branch offices and it leases six branch locations and a loan production office. We believe that existing facilities are adequate for current needs and to meet anticipated growth.

Item 3. Legal Proceedings

NBI, NBB, and NBFS are not currently involved in any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

National Bankshares, Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “NKSH.” As of December 31, 2016, there were 684 record stockholders of NBI common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 2016 and 2015.

Common Stock Market Prices

	2016		2015		Dividends per share
	High	Low	High	Low	2016		2015
First Quarter	$35.10	$31.75	$30.98	$28.00	$	---	$	---
Second Quarter	37.10	32.32	31.36	27.48		0.55		0.53
Third Quarter	37.49	33.18	32.00	29.29		---		---
Fourth Quarter	45.35	34.00	36.76	30.25		0.61		0.61

NBI’s primary source of funds for dividend payments is dividends from its bank subsidiary, NBB. Bank dividend payments are restricted by regulators, as more fully disclosed in Note 11 of Notes to Consolidated Financial Statements.

On May 11, 2016, NBI’s Board of Directors approved the repurchase of up to 100,000 shares of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934. During 2016, there were no shares repurchased, and 100,000 shares may yet be purchased under the program.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total of stockholder return on NBI common stock with the cumulative return on the NASDAQ Composite Index, and the NASDAQ Bank Index for the five-year period commencing on December 31, 2011. These comparisons assume the investment of $100 in National Bankshares, Inc. common stock in each of the indices on December 31, 2011, and the reinvestment of dividends.

	2011	2012	2013	2014	2015	2016
NATIONAL BANKSHARES, INC.	100	120	141	121	146	185
NASDAQ COMPOSITE INDEX	100	118	165	190	203	221
NASDAQ BANK INDEX	100	119	171	177	192	266

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries

Selected Consolidated Financial Data

$ in thousands, except per share data	Year ended December 31,
	2016	2015	2014	2013	2012
Selected Income Statement Data:
Interest income	$40,930	$42,914	$43,944	$45,670	$48,118
Interest expense	4,166	4,183	4,899	5,955	7,887
Net interest income	36,764	38,731	39,045	39,715	40,231
Provision for loan losses	1,650	2,009	1,641	1,531	3,134
Noninterest income	9,932	9,486	9,120	9,222	9,278
Noninterest expense	26,152	25,635	24,432	24,299	23,383
Income taxes	3,952	4,740	5,178	5,317	5,245
Net income	14,942	15,833	16,914	17,790	17,747

Per Share Data:
Basic net income	2.15	2.28	2.43	2.56	2.56
Diluted net income	2.15	2.28	2.43	2.55	2.55
Cash dividends declared	1.16	1.14	1.13	1.12	1.10
Book value	25.62	24.74	23.93	21.00	21.60

Selected Balance Sheet Data at End of Year:
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	639,452	610,711	597,203	587,463	583,813
Total securities	440,409	389,288	385,385	347,109	350,117
Total assets	1,233,942	1,203,519	1,158,798	1,114,561	1,107,964
Total deposits	1,043,442	1,018,859	982,428	960,036	946,766
Stockholders’ equity	178,263	172,114	166,303	145,892	150,109

Selected Balance Sheet Daily Averages:
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	613,366	611,554	584,857	577,746	579,817
Total securities	420,915	379,805	361,028	362,334	337,545
Total assets	1,206,745	1,155,594	1,120,848	1,090,703	1,080,351
Total deposits	1,013,787	976,597	957,684	933,482	925,986
Stockholders’ equity	180,047	171,732	157,832	149,491	147,812

Selected Ratios:
Return on average assets	1.24%	1.37%	1.51%	1.63%	1.64%
Return on average equity	8.30%	9.22%	10.72%	11.90%	12.01%
Dividend payout ratio	54.02%	50.09%	46.43%	43.74%	43.04%
Average equity to average assets	14.92%	14.86%	14.08%	13.71%	13.68%
Efficiency ratio(1)	52.17%	49.41%	47.08%	45.99%	43.77%

(1)	The efficiency ratio is calculated by dividing noninterest expense by noninterest income and net interest income on a fully taxable equivalent basis.

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

Cyber Security Risks and Incidents

The Company experienced two intrusions to its digital systems, one in May 2016 and one in January 2017. Hackers and related organized criminal groups obtained unauthorized access to certain customer accounts. The attacks disabled certain systems protections, including limits on the number, amount, and frequency of ATM withdrawals. The attacks resulted in the theft of funds disbursed through ATMs. In the May 2016 attack, hackers accessed customer funds and in the January 2017 intrusion, the hackers artificially inflated account balances and did not access customer funds. The Company notified all affected customers, and restored all funds so that no customer experienced a loss.

The Company retained a nationally recognized firm to investigate and remediate the May 2016 intrusion and to provide the Company with recommendations concerning its systems and procedures, which the Company adopted and implemented. The January 2017 intrusion is still under investigation, and a separate independent nationally recognized firm has been retained to conduct this investigation.

The financial impact of the attacks include the amount of the theft, as well as costs of investigation and remediation and any associated litigation. The theft of funds totaled $570 in the May 2016 attack and $1,838 in the January 2017 attack. The Company has insurance coverage for cyber-attack incidents. The extent to which the insurance will cover the Company’s loss has not yet been determined, due to the ongoing investigation of the January intrusion and the claims process which is underway for both events. The costs of litigation for both attacks and the cost of investigation and remediation for the January 2017 attack cannot yet be reasonably or accurately estimated. As of December 31, 2016, the Company has appropriately accounted for the May 2016 breach.

We rely on a multi-faceted approach to limit the risk and impact of unauthorized access to customer accounts and to information relevant to customer accounts. We use digital technology safeguards, internal policies and procedures, and employee training to reduce the exposure of our systems to cyber-intrusions. However, it is not possible to fully eliminate exposure. The potential for financial and reputational losses due to cyber-breaches is increased by the possibility of human error, unknown system susceptibilities, and the rising sophistication of cyber-criminals to attack systems, disable safeguards and gain access to accounts and related information. The company has adopted new protections and invested additional resources to increase its security.

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

The appraisal or evaluation value for a collateral-dependent loan for which recovery is expected solely from the sale of collateral is reduced by estimated selling costs. Estimated losses on collateral-dependent loans, as well as any other impairment loss considered uncollectible, are charged against the allowance for loan losses. For loans that are not collateral dependent and that are not considered uncollectible, the impairment loss is accrued in the allowance. Impaired loans with partial charge-offs are maintained as impaired until the remaining balance is satisfied. Smaller homogeneous impaired loans that are not troubled debt restructurings and are not part of a larger impaired relationship are collectively evaluated.

Troubled debt restructurings are impaired loans and are measured for impairment under the same valuation methods as other impaired loans. Troubled debt restructurings are maintained in nonaccrual status until the loan has demonstrated reasonable assurance of repayment with at least six months of consecutive timely payment performance.

Collectively-evaluated loans

Non-impaired loans and smaller homogeneous impaired loans that are not troubled debt restructurings and not part of a larger impaired relationship are grouped by portfolio segments. Portfolio segments are further divided into smaller loan classes. Loans within a segment or class have similar risk characteristics.

Probable loss is determined by applying historical net charge-off rates as well as additional percentages for trends and current levels of quantitative and qualitative factors. Loss rates are calculated for and applied to individual classes by averaging loss rates over the most recent 8 quarters. The look-back period of 8 quarters is applied consistently among all classes.

Two loss rates for each class are calculated: total net charge-offs for the class as a percentage of average class loan balance (“class loss rate”), and total net charge-offs for the class as a percentage of average classified loans in the class (“classified loss rate”). Classified loans are those with risk ratings that indicate credit quality is “substandard”, “doubtful” or “loss”. Net charge-offs in both calculations include charge-offs and recoveries of classified and non-classified loans as well as those associated with impaired loans. Class historical loss rates are applied to collectively-evaluated non-classified loan balances, and classified historical loss rates are applied to collectively-evaluated classified loan balances.

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

The Company accrues additional allocations for criticized loans within each class and for loans designated high risk. Criticized loans include classified loans as well as loans rated “special mention”. Loans rated special mention indicate weakened credit quality but to a lesser degree than classified loans. High risk loans are defined as junior lien mortgages, loans with high loan-to-value ratios and loans with terms that require interest only payments. Both criticized loans and high risk loans are included in the base risk analysis for each class and are allocated additional reserves.

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

The estimate of the allowance for December 31, 2016 considered market and portfolio conditions during 2016 as well as the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended December 31, 2016. If the economy experiences a downturn, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 4 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

Goodwill and Core Deposit Intangibles

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs impairment testing in the fourth quarter of each year. The Company’s most recent impairment test was performed in the fourth quarter of 2016. Accounting guidance provides the option of performing preliminary assessment of qualitative factors before performing more substantial testing for impairment. The Company opted not to perform the preliminary assessment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to the Company; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to the Company. Each measure indicated that the Company’s fair value exceeded its book value, validating that goodwill is not impaired.

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

Other Real Estate Owned (“OREO”)

Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at fair value of the property, less estimated disposal costs, if any. Any excess of cost over the fair value less costs to sell at the time of acquisition is charged to the allowance for loan losses. The fair value is reviewed periodically by management and any write-downs are charged against current earnings. Accounting policy and treatment is consistent with accounting for impaired loans described above.

Pension Plan

The Company’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the estimated return on plan assets and the anticipated rate of compensation increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.

Other Than Temporary Impairment of Securities (“OTTI”)

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss). For equity securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. The Company regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Overview

National Bankshares, Inc. is a financial holding company incorporated under the laws of Virginia. Located in southwest Virginia, NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg and National Bankshares Financial Services, Inc. The National Bank of Blacksburg (“NBB”), which does business as National Bank from twenty-six office locations and one loan production office, is a community bank. NBB is the source of nearly all of the Company’s revenue. National Bankshares Financial Services, Inc. (“NBFS”) does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

National Bankshares, Inc. common stock is listed on the NASDAQ Capital Market and is traded under the symbol “NKSH.” National Bankshares, Inc. has been included in the Russell Investments Russell 3000 and Russell 2000 Indexes since June 29, 2009.

Performance Summary

The following table presents NBI’s key performance ratios for the years ending December 31, 2016 and December 31, 2015:

	12/31/16	12/31/15
Return on average assets	1.24%	1.37%
Return on average equity	8.30%	9.22%
Basic net earnings per common share	$2.15	$2.28
Fully diluted net earnings per common share	$2.15	$2.28
Net interest margin (1)	3.51%	3.86%
Noninterest margin (2)	1.36%	1.40%

(1)	Net Interest Margin – Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.
(2)

Noninterest Margin – Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The return on average assets for the year ended December 31, 2016 was 1.24%, a decrease from 1.37% for the year ended December 31, 2015. The return on average equity decreased from 9.22% for the year ended December 31, 2015 to 8.30% for the year ended December 31, 2016.

Reflecting both the effects of the low interest rate environment throughout 2016 on NBI’s yields and funding costs and the Company’s asset/liability management practices, the net interest margin decreased from 3.86% at year-end 2015 to 3.51% at December 31, 2016.

The noninterest margin improved from 1.40% to 1.36% over the same period, while      basic net earnings per common share decreased from $2.28 for the year ended December 31, 2015 to $2.15 for the year ended December 31, 2016.

Growth

NBI’s key growth indicators are shown in the following table:

	12/31/16	12/31/15
Securities	$440,409	$389,288
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	639,452	610,711
Deposits	1,043,442	1,018,859
Total assets	1,233,942	1,203,519

Total assets experienced growth in 2016, funded by increases in customer deposits. Customer deposits grew $24,583 or 2.41% from December 31, 2015, with increases mainly from municipal deposits and individuals seeking to safeguard principal by avoiding more volatile investments in financial markets. The liquidity provided by customer deposits supported growth in loans of $28,741 or 4.71%. Securities increased by $51,121 or 13.13%.

In both 2016 and 2015, the Company’s growth was internally generated and was not the result of acquisitions or other borrowings.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	12/31/16	12/31/15
Nonperforming loans(1)	$5,855	$6,682
Loans past due 90 days or more and accruing	63	156
Other real estate owned	3,156	4,165
Allowance for loan losses to loans(2)	1.28%	1.34%
Net charge-off ratio	0.26%	0.32%

(1)	Nonperforming loans include nonaccrual loans plus restructured loans in nonaccrual status. Accruing restructured loans are not included.
(2)	Loans are net of unearned income and deferred fees and costs.

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses. At December 31, 2016, nonperforming loans were $5,855 or 0.90% of loans net of unearned income and deferred fees and costs. This compares to $6,682 and 1.08% at December 31, 2015. Loans past due 90 days or more and still accruing at year-end 2016 totaled $63, a decrease of $93 or 59.62%, from $156 at December 31, 2015. The net charge-off ratio decreased from 0.32% for the year ended December 31, 2015 to 0.26% for the year ended December 31, 2016, while other real estate owned decreased $1,009 for the same period.

The Company’s risk analysis determined an allowance for loan losses of $8,300 at December 31, 2016, resulting in a provision for the year of $1,650. This compares with an allowance for loan losses of $8,297 as of December 31, 2015, and a provision of $2,009 for the year ended December 31, 2015. The ratio of the allowance for loan losses to loans decreased to 1.28%, from 1.34% at December 31, 2015. The methodology for determining the allowance for loan losses relies on historical charge-off trends, modified by trends in nonperforming loans and economic indicators. More information about the level and calculation methodology of the allowance for loan losses is provided in “Provision and Allowance for Loan Losses”, “Balance Sheet – Loans – Risk Elements,” “Balance Sheet – Loans – Troubled Debt Restructurings,” as well as Notes 1 and 5 to the financial statements.

Sufficient resources have been dedicated to working out problem assets, and exposure to loss is somewhat mitigated because most of the nonperforming loans are collateralized. More information about nonaccrual and past due loans is provided in “Balance Sheet – Loans – Risk Elements” and Note 5 to the financial statements. The Company continues to monitor risk levels within the loan portfolio and expects that any further increase in the allowance for loan losses would be the result of the refinement of loss estimates and would not dramatically affect net income.

Net Interest Income

Net interest income for the year ended December 31, 2016 was $36,764, a decrease of $1,967, or 5.08%, when compared to the prior year. The net interest margin for 2016 was 3.51%, compared to 3.86% for 2015. Total interest income for the period ended December 31, 2016 was $40,930, a decrease of $1,984 from the period ended December 31, 2015. Interest expense declined by $17 during the same time frame, from $4,183 for the year ended December 31, 2015 to $4,166 for the year ended December 31, 2016. The decline in interest expense came about in part because higher priced certificates of deposit renewed at lower interest rates. In addition, low-rate interest-bearing deposits volume increased substantially. Please refer to the section titled “Analysis of Changes In Interest Income and Interest Expense” for further information related to rate and volume changes.

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

The Federal Reserve increased its target federal funds rate by 25 basis points in December 2015, which positively affected the yield on the Company’s interest-bearing deposits in other banks for 2016. The yield on interest-bearing deposits increased from 0.26% for 2015 to 0.52% for 2016. The Federal Reserve increased the target fed funds rate by another 25 basis points in December 2016 and the Company expects some benefit in 2017. However, the interest rate environment during 2016 is still considered to be relatively low. In 2016 the Company experienced a large number of calls on higher-yielding securities that were replaced with securities at lower market rates.

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

Federal Reserve policies and market forces influence the Company’s net interest margin. Because interest rates continue at relatively low levels, the Company expects that interest rates will likely increase in the future. The Company anticipates that any rate increases will have a positive impact on the Company’s future net interest income. Management cannot predict the timing and level of interest rate movements.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest-earning assets for the years indicated.

	December 31, 2016			December 31, 2015			December 31, 2014
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net of unearned income and deferred fees and costs (1)(2)(3)(4)	$622,239	$29,993	4.82%	$620,547	$31,122	5.02%	$593,327	$31,592	5.32%
Taxable securities(5)	280,842	5,910	2.10%	234,398	6,776	2.89%	215,872	6,798	3.15%
Nontaxable securities (1)(5)	139,429	7,932	5.69%	147,895	8,425	5.70%	157,421	9,018	5.73%
Interest-bearing deposits	102,819	532	0.52%	96,677	254	0.26%	103,320	262	0.25%
Total interest-earning assets	$1,145,329	$44,367	3.87%	$1,099,517	$46,577	4.24%	$1,069,940	$47,670	4.46%
Interest-bearing liabilities:
Interest-bearing demand deposits	$568,916	$3,144	0.55%	$526,682	$2,916	0.55%	$501,956	$3,385	0.67%
Savings deposits	94,226	34	0.04%	85,940	34	0.04%	78,778	35	0.04%
Time deposits	180,301	988	0.55%	204,146	1,233	0.60%	230,418	1,479	0.64%
Total interest-bearing liabilities	$843,443	$4,166	0.49%	$816,768	$4,183	0.51%	$811,152	$4,899	0.60%
Net interest income(1) and interest rate spread		$40,201	3.38%		$42,394	3.73%		$42,771	3.86%
Net yield on average interest-earning assets			3.51%			3.86%			4.00%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 0.35% in the three years presented.
(2)	Loan fees of $360 in 2016, $448 in 2015 and $407 in 2014 are included in total interest income.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.

The following table reconciles net interest income on a fully-taxable equivalent basis to net interest income on a GAAP basis.

	December 31,
	2016	2015	2014
Net interest income, fully taxable equivalent basis	$40,201	$42,394	$42,771
Less: taxable equivalent adjustment	(3,437)	(3,663)	(3,726)
Net interest income	$36,764	$38,731	$39,045

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

	2016 Over 2015			2015 Over 2014
	Changes Due To			Changes Due To
	Rates(2)	Volume(2)	Net Dollar Change	Rates(2)	Volume(2)	Net Dollar Change
Interest income: (1)
Loans	$(1,214)	$85	$(1,129)	$(1,882)	$1,412	$(470)
Taxable securities	(2,055)	1,189	(866)	(581)	559	(22)
Nontaxable securities	(11)	(482)	(493)	(50)	(543)	(593)
Interest-bearing deposits	261	17	278	9	(17)	(8)
Increase (decrease) in income on interest-earning assets	$(3,019)	$809	$(2,210)	$(2,504)	$1,411	$(1,093)
Interest expense:
Interest-bearing demand deposits	$(5)	$233	$228	$(630)	$161	$(469)
Savings deposits	(3)	3	---	(4)	3	(1)
Time deposits	(108)	(137)	(245)	(84)	(162)	(246)
Increase (decrease) in expense of interest-bearing liabilities	$(116)	$99	$(17)	$(718)	$2	$(716)
Increase (decrease) in net interest income	$(2,903)	$710	$(2,193)	$(1,786)	$1,409	$(377)

(1)	Taxable equivalent basis using a Federal income tax rate of 35% in 2016, 2015 and 2014.
(2)	Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

Total interest expense declined by $17, while interest income on a taxable-equivalent basis decreased $2,210, resulting in a decrease of $2,193 in taxable-equivalent net interest income when 2016 and 2015 are compared. Declining rates impacted net interest income by $2,903, offset by increases due to favorable changes in volume of $710.

Lower interest rates led to a decline of $1,214 in interest income from loans. The average balance of loans increased from $620,547 in 2015 to $622,239 in 2016, causing an increase in interest income of $85.

Interest income on taxable securities decreased $2,055 due to rates, offset by an increase of $1,189 due to average volume, for a net decrease of $866 compared to 2015. Interest on non-taxable securities on a fully-taxable equivalent basis declined $11 due to rates and $482 due to volume. The continued low interest rate environment resulted in a large number of called securities during 2016 and reduced the opportunity to reinvest the proceeds in securities with more attractive yields. Because of low yields in the securities markets and a highly competitive loan environment, the Company priced deposits accordingly.

Interest on time deposits declined $245 from 2015 to 2016, with a decline of $108 due to rates and $137 due to decreased volume. See “Net Interest Income” for additional information related to the decline in interest expense.

The low interest rate environment was also present in 2015 and 2014. As compared with 2014, there was a $246 decline in interest expense associated with time deposits in 2015. Of the total decline, $84 was due to rates, and $162 stemmed from lower deposit volume. Management focused on deposit pricing and took advantage of falling rates to lower interest expense.

From 2014 to 2015 interest on loans decreased by $470. Reduced rates contributed $1,882 to the decline, partially offset by an increase of $1,412 due to increased volume. As compared with 2014, there was a decrease of $377 in net interest income in 2015, with an increase due to volume of $1,409, offset by declines due to rate of $1,786.

Interest Rate Sensitivity

The Company considers interest rate risk to be a significant risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Among the tools available to management is interest rate sensitivity analysis, which provides information related to repricing opportunities. Interest rate shock simulations indicate potential economic loss due to future interest rate changes. Shock analysis is a test that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on the return on average assets and the return on average equity projected at December 31, 2016 and 2015. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

Rate Shift (bp)	Return on Average Assets		Return on Average Equity
	2016	2015	2016	2015
300	1.23%	1.57%	8.37%	10.54%
200	1.24%	1.54%	8.42%	10.37%
100	1.24%	1.51%	8.45%	10.20%
(-)100	1.13%	1.36%	7.70%	9.18%
(-)200	1.05%	1.32%	7.20%	8.91%
(-)300	1.12%	1.34%	7.57%	9.05%

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

Noninterest Income

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Service charges on deposits	$2,458	$2,250	$2,434
Other service charges and fees	212	215	187
Credit card fees	3,798	3,861	3,631
Trust fees	1,346	1,229	1,213
Bank-owned life insurance income	597	603	616
Other income	1,289	1,295	1,037
Realized securities gains	232	33	2
Total noninterest income	$9,932	$9,486	$9,120

Service charges on deposit accounts totaled $2,458 for the year ended December 31, 2016. This is an increase of $208, or 9.24%, from $2,250 for the year ended December 31, 2015. Service charges on deposit accounts decreased $184, or 7.56%, from 2014 to 2015. This income category is affected by the number of deposit accounts, the level of service charges and the number of checking account overdrafts. The 2016 increase resulted primarily from an increase of $224 in non-sufficient funds and overdraft fees due to implementation of a new overdraft privilege program. The 2015 decline resulted primarily from a decrease of $186 non-sufficient funds and overdraft fees due to a decline in volume.

Other service charges and fees include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees from letters of credit and income from commissions on the sale of credit life, accident and health insurance. These fees were $212 for the year ended December 31, 2016, a decrease of $3, or 1.40%, from the $215 for 2015. The total for the year ended December 31, 2015 was $28 above the $187 posted for the year ended December 31, 2014. The change from 2014 to 2015 is primarily due to improved check sales.

Credit card fees for the year ended December 31, 2016, were $63 below the $3,861 reported for the year ended December 31, 2015. From 2014 to 2015, credit card fees increased $230, or 6.33%. Credit card fees are dependent on the volume of transactions.

Trust fees at $1,346 increased by $117 or 9.52% when the years ended December 31, 2016 and 2015 are compared. For the year ended December 31, 2015 trust fees were $1,229, an increase of $16, or 1.32%, from 2014. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions. The mix of account types also affected the level of trust fees in 2015 and 2016.

Noninterest income from bank-owned life insurance (BOLI) decreased, from $603 for the year ended December 31, 2015 to $597 for 2016. BOLI income for the year ended December 31, 2014 was $616. Income from bank-owned life insurance was affected by the performance of the variable rate policies, which has not varied significantly.

Other income is income from smaller balance accounts that cannot be classified in another category. Some examples include gains on mortgage loans sold, net gains from the sale of fixed assets and revenue from investment and insurance sales. Other income for 2016 was $1,289, a slight decrease of $6, or 0.46%, when compared with $1,295 for the year ended December 31, 2015. The increase from 2014 to 2015 stemmed primarily from an increase in gains on mortgage loans sold of $114 and a vendor signing incentive of $100.

Realized securities net gains for the three years presented were associated with called securities. The Company did not sell any securities in 2016, 2015 or 2014.

Noninterest Expense

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Salaries and employee benefits	$12,792	$12,522	$11,606
Occupancy, furniture and fixtures	1,849	1,743	1,703
Data processing and ATM	2,186	1,657	1,650
FDIC assessment	476	546	533
Credit card processing	2,782	2,692	2,593
Intangibles amortization	257	999	1,075
Net costs of other real estate owned	472	608	369
Franchise taxes	1,296	1,288	1,182
Other operating expenses	4,042	3,580	3,721
Total noninterest expense	$26,152	$25,635	$24,432

Salary and benefits expense increased $270, or 2.16%, from $12,522 for the year ended December 31, 2015 to $12,792 for 2016. Salary and benefits expense was favorably affected by a $680 reduction in fringe benefits, including a $363 reduction in expense associated with the health insurance reserve. The Company participates in a “self-funded” insurance plan and reserves amounts based on employee health insurance usage and calculated projections. Salary and benefits expense was also favorably affected by a reduction of $171 in BOLI and salary continuation expenses. The reductions were offset by an increase of $695 or 7.70% in employee salaries, which were the result of normal staffing and compensation decisions, and an increase in pension expense of $424. Salary and benefits expense increased $916, or 7.89%, from $11,606 for the year ended December 31, 2014 to $12,522 for 2015. From 2014 to 2015, employee salaries increased $230 or 2.62%, which were the result of normal staffing and compensation decisions. The remaining portion of the increase from 2014 to 2015 stemmed primarily from fringe benefits and other compensation expense. Fringe benefits expense increased $168 from 2014 to 2015. Other compensation expenses, including pension expense, employee stock ownership expense and salary continuation expense increased $449 from 2014 to 2015.

Occupancy, furniture and fixtures expense was $1,849 for the year ended December 31, 2016, an increase of $106, or 6.08%, from the prior year. The increase stemmed from upgrades in security equipment, higher lease expense and building maintenance. The 2015 total was $1,743, an increase of $40, or 2.35%, from the $1,703 reported at year-end 2014. The small increases in 2016 and 2015 are reflective of the Company’s emphasis on containing controllable expenses.

Data processing and ATM expense was $2,186 in 2016, $1,657 in 2015 and $1,650 in 2014. The increase of $529 or 31.93% from 2015 to 2016 was due to increased maintenance expense associated with infrastructure upgrades. Data processing and ATM expense in 2014 benefitted from infrastructure upgrades performed in 2014.

When the years ended December 31, 2016 and December 31, 2015 are compared, the Federal Deposit Insurance Corporation assessment expense decreased $70 or 12.82%. The total expense for 2016 was $476, which compares with $546 for 2015. The FDIC assessment is accrued based on a method provided by the FDIC. The FDIC’s Deposit Insurance Fund reserve ratio reached a target threshold during the second quarter of 2016, resulting in lower FDIC insurance expense for many federally insured institutions. The FDIC assessment expense for the year ended December 31, 2015 increased $13 from $533 for 2014.

Credit card processing expense was $2,782 for the period ended December 31, 2016, an increase of $90, or 3.34% from 2015’s total of $2,692. Credit card processing expense in 2015 increased $99, or 3.82% from 2014. This expense is driven by the volume of credit card, debit card and merchant account transactions and by the level of merchant discount fees. It is subject to a degree of variability.

The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the last year, and the expense for 2016 decreased from 2015 by $742 or 74.27%. The decrease in core deposit intangibles amortization is due to certain core deposit intangibles becoming fully amortized in late 2015 and the first half of 2016. The expense for intangibles amortization decreased $76 from 2014 to 2015.

Net costs of other real estate owned decreased from $608 for the period ended December 31, 2015 to $472 for the year ended December 31, 2016. From 2014 to 2015, net costs of other real estate owned increased $239 from $369. This expense category varies with the number of foreclosed properties owned by NBB and with the expense associated with each. It includes write-downs on other real estate owned plus other costs associated with carrying these properties, as well as net gains or losses on the sale of other real estate. In 2016, write-downs on other real estate were $268. This compares with $440 in 2015 and $84 in 2014. Other real estate is initially accounted for at fair value less estimated costs to sell using current valuations, which include appraisals, real estate evaluations and realtor market opinions. If new valuation information indicates a decline from the initial basis, the Company records a write-down. Other costs for these properties in 2016 were $118, compared with $181 in 2015. The Company recorded a loss of $86 on the sale of OREO in 2016 and a gain of $14 for 2015. The Company’s market area is showing mixed economic signs, with some favorable indicators and some unfavorable indicators, and we anticipate that there will be additional foreclosures in the near future. The Company currently has loans totaling $321 in process of foreclosure. While some of the loans may be resolved in a manner other than foreclosure, it is likely that some loans will be foreclosed and may result in an associated increase in the costs of other real estate owned.

Franchise taxes were $1,296 for the period ended December 31, 2016 and $1,288 for 2015, an increase of $8 or 0.62%. Franchise tax expense increased $106 in 2015 from $1,182 in 2014. State bank franchise taxes are based upon NBB’s total equity, which increased in both 2015 and 2016.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs and charitable donations. For the year ended December 31, 2016, other operating expenses were $4,042. This compares with $3,580 for 2015 and $3,721 for 2014. The $462 increase from 2015 to 2016 was primarily due to recognition of $347 in bankcard losses. The $141 decrease from 2014 to 2015 is the result of changes in several categories of expense, with no one item making a significant contribution to the total.

Income Taxes

Income tax expense for 2016 was $3,952 compared to $4,740 in 2015 and $5,178 in 2014. Tax exempt income is the primary difference between expected and actual income tax expense. The Company’s effective tax rates for 2016, 2015 and 2014 were 20.92%, 23.04% and 23.44%, respectively. The Company is subject to the 35% marginal tax rate. See Note 10 of the Notes to Consolidated Financial Statements for addition information relating to income taxes.

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

Provision and Allowance for Loan Losses

The Company’s risk analysis determined an allowance for loan losses of $8,300 or 1.28% of loans net of unearned income and deferred fees and costs at December 31, 2016, an increase from $8,297 or 1.34% of loans net of unearned income and deferred fees and costs at December 31, 2015. The determination of the appropriate level for the allowance for loan losses resulted in a provision for loan loss of $1,650 for the twelve months ended December 31, 2016, compared with $2,009 for the twelve months ended December 31, 2015. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $9,173 with specific allocations to the allowance for loan losses totaling $25 at December 31, 2016, compared with individually evaluated impaired loans of $15,346 with specific allocations totaling $45 at December 31, 2015. The specific allocation is determined based on criteria particular to each impaired loan.

For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, averaged over the most recent 8 quarters, and adjusted for factors that influence credit risk. Collectively evaluated loans totaled $639,373 on a gross basis and $638,584 net of unearned income and deferred fees and costs, with an allowance of $8,275 or 1.30% at December 31, 2016. At December 31, 2015, collectively evaluated loans totaled $604,538 on a gross basis and $603,680 net of unearned income and deferred fees and costs, with an allowance of $8,252 or 1.37% of the collectively-evaluated portfolio.

Net charge-offs for the twelve months ended December 31, 2016 were $1,647 or 0.26% of average loans, an improvement from $1,975 or 0.32% for the twelve months ended December 31, 2015. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

Economic factors influence credit risk and impact the allowance for loan loss. The Company's market area experienced some favorable economic signs and some weakening indicators when data at December 31, 2016 are compared with data at December 31, 2015. Personal and business bankruptcies decreased resulting in a lower requirement for the allowance for loan losses. The inventory of new and existing homes decreased substantially. Lower housing inventory is beneficial for the Company’s residential construction customers and reduces credit risk, resulting in a lower requirement for the allowance for loan losses. The competitive, legal and regulatory environments remained at similar levels to those at December 31, 2015 with the same allocation requirement. The Federal Reserve’s increase to the federal funds rate is assessed to slightly increase credit risk, with a corresponding increase to the requirement for the allowance for loan losses. The unemployment rate and residential vacancy rate worsened slightly when data at December 31, 2016 are compared with December 31, 2015, resulting in increased allocations to the allowance at December 31, 2016.

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days decreased to 0.39% of total loans at December 31, 2016, from 0.48% at December 31, 2015. Accruing loans past due 90 days or more as a percentage of total loans was 0.01% at December 31, 2016, a decrease from 0.03% at December 31, 2015. Nonaccrual loans decreased to 0.90% of total loans at December 31, 2016, from 1.08% at December 31, 2015. The decreases in past due and nonaccrual loans reduced the required level of the allowance for loan losses.

Loans rated “special mention” and “classified” (together, “criticized assets”) indicate heightened credit risk. Higher levels of criticized assets increase the required level of the allowance for collectively-evaluated loans, while lower levels of criticized assets reduce the required level of the allowance for collectively-evaluated loans. Loans rated special mention receive a 50% greater allocation for qualitative risk factors, and loans rated classified receive a 100% greater allocation for qualitative risk factors. A classified loss rate is also applied to classified loans, calculated as net charge offs divided by classified loans.

Collectively evaluated loans rated “special mention” were $13,519 at December 31, 2016, an increase from $6,144 at December 31, 2015. Collectively evaluated loans rated classified were $3,052 at December 31, 2016, a decrease from $6,071 at December 31, 2015.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans decreased by 9.76% from the level at December 31, 2015, however the increase in allocation for one loan class that experienced an increase in high risk loans resulted in a small net increase when the allocation for high risk loans for December 31, 2016 is compared with the allocation for high risk loans for December 31, 2015.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to the total loan portfolio declined six basis points from December 31, 2015. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio.

Quarterly Results of Operations

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2016, 2015 and 2014:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$10,484	$10,292	$10,157	$9,997
Interest expense	1,068	1,063	1,019	1,016
Net interest income	9,416	9,229	9,138	8,981
Provision for loan losses	203	654	291	502
Noninterest income	2,341	2,618	2,481	2,492
Noninterest expense	6,684	6,238	6,620	6,610
Income taxes	1,091	1,090	880	891
Net income	$3,779	$3,865	$3,828	$3,470
Per Share Data:
Basic net income per common share	$0.54	$0.56	$0.55	$0.51
Fully diluted net income per common share	0.54	0.56	0.55	0.51
Cash dividends per common share	---	0.55	---	0.61
Book value per common share	25.76	25.86	26.47	25.62

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$10,794	$10,724	$10,760	$10,636
Interest expense	1,087	1,051	1,009	1,036
Net interest income	9,707	9,673	9,751	9,600
Provision for loan losses	201	355	178	1,275
Noninterest income	2,258	2,471	2,289	2,468
Noninterest expense	6,687	6,369	6,322	6,257
Income taxes	1,111	1,310	1,341	978
Net income	$3,966	$4,110	$4,199	$3,558
Per Share Data:
Basic net income per common share	$0.57	$0.59	$0.60	$0.52
Fully diluted net income per common share	0.57	0.59	0.60	0.52
Cash dividends per common share	---	0.53	---	0.61
Book value per common share	24.85	24.10	25.07	25.62

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$11,111	$11,019	$10,947	$10,867
Interest expense	1,315	1,295	1,147	1,142
Net interest income	9,796	9,724	9,800	9,725
Provision for loan losses	103	701	356	481
Noninterest income	2,221	2,358	2,258	2,283
Noninterest expense	6,161	6,039	6,115	6,117
Income taxes	1,349	1,233	1,324	1,272
Net income	$4,404	$4,109	$4,263	$4,138
Per Share Data:
Basic net income per common share	$0.63	$0.59	$0.61	$0.60
Fully diluted net income per common share	0.63	0.59	0.61	0.60
Cash dividends per common share	---	0.55	---	0.58
Book value per common share	22.08	22.57	23.43	23.93

Balance Sheet

On December 31, 2016, the Company had total assets of $1,233,942, an increase of $30,423 or 2.53%, over the total of $1,203,519 on December 31, 2015. For 2016, the growth in assets was entirely internally generated and was not the result of acquisitions. Total assets at December 31, 2015 were up by $45,008, or 3.90%, over the total at December 31, 2014.

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

A.     Types of Loans

	December 31,
	2016	2015	2014	2013	2012
Real estate construction	$36,345	$48,251	$45,562	$45,925	$50,313
Consumer real estate	157,718	143,504	147,039	145,499	143,262
Commercial real estate	336,457	309,378	310,762	311,266	304,308
Commercial non real estate	39,024	37,571	33,413	31,262	37,349
Public sector and IDA	45,474	51,335	41,361	34,220	26,169
Consumer non real estate	33,528	29,845	28,182	28,423	31,714
Total loans	$648,546	$619,884	$606,319	$596,595	$593,115
Less unearned income and deferred fees	(794)	(876)	(853)	(905)	(953)
Total loans, net of unearned income and deferred fees and costs	$647,752	$619,008	$605,466	$595,690	$592,162
Less allowance for loans losses	(8,300)	(8,297)	(8,263)	(8,227)	(8,349)
Total loans, net	$639,452	$610,711	$597,203	$587,463	$583,813

B.     Maturities and Interest Rate Sensitivities

The following table presents maturities and interest rate sensitivities for commercial non real estate, commercial real estate and real estate construction loans.

	December 31, 2016
	< 1 Year	1 – 5 Years	After 5 Years	Total
Commercial non real estate	$26,530	$11,843	$651	$39,024
Commercial real estate	72,623	212,094	51,740	336,457
Real estate construction	28,960	7,385	---	36,345
Total	128,113	231,322	52,391	411,826
Less loans with predetermined interest rates	(24,488)	(18,196)	(10,492)	(53,176)
Loans with adjustable rates	$103,625	$213,126	$41,899	$358,650

C.	Risk Elements

The following table presents aggregate amounts for nonaccrual loans, restructured loans in nonaccrual, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments, and accruing restructured loans.

	December 31,
	2016		2015		2014		2013		2012
Nonaccrual loans:
Real estate construction	$	---	$	---	$	---	$	---		$3,109
Consumer real estate		253		14		164		198		612
Commercial real estate		698		1,146		3,087		5,383		7,018
Commercial non real estate		217		883		748		128		82
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		23		49
Total nonaccrual loans		$1,168		$2,043		$3,999		$5,732		$10,870
Restructured loans (TDR Loans) in nonaccrual
Real estate construction		$270		$718	$	---	$	---		$123
Consumer real estate		---		---		---		201		407
Commercial real estate		4,390		3,921		5,288		651		1,142
Commercial non real estate		24		---		---		---		479
Public sector and IDA		---		---		---		---		---
Consumer non real estate		3		---		---		---		---
Total restructured loans in nonaccrual		$4,687		$4,639		$5,288		$852		$2,151
Total nonperforming loans		$5,855		$6,682		$9,287		$6,584		$13,021
Other real estate owned, net		3,156		4,165		4,744		4,712		1,435
Total nonperforming assets		$9,011		$10,847		$14,031		$11,296		$14,456
Accruing loans past due 90 days or more:
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		42		145		82		128		156
Commercial real estate		---		---		102		---		---
Commercial non real estate		---		---		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		21		11		23		62		14
Total accruing loans past due 90 days or more		$63		$156		$207		$190		$170
Accruing restructured loans:
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		877		962		819		579		80
Commercial real estate		2,892		7,645		5,192		5,552		1,886
Commercial non real estate		---		207		29		60		39
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		---		---
Total accruing restructured loans		$3,769		$8,814		$6,040		$6,191		$2,005

Loan loss and other indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table

	2016	2015	2014
Provision for loan losses	$1,650	$2,009	$1,641
Net charge-offs to average net loans	0.26%	0.32%	0.27%
Allowance for loan losses to loans, net of unearned income and deferred fees	1.28%	1.34%	1.36%
Allowance for loan losses to nonperforming loans	141.76%	124.17%	88.97%
Allowance for loan losses to nonperforming assets	92.11%	76.49%	58.89%
Nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	1.38%	1.74%	2.30%
Nonaccrual loans	$1,168	$2,043	$3,999
Restructured loans in nonaccrual status	4,687	4,639	5,288
Other real estate owned, net	3,156	4,165	4,744
Total nonperforming assets	$9,011	$10,847	$14,031
Accruing loans past due 90 days or more	$63	$156	$207

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

Total impaired loans at December 31, 2016 were $9,173, of which $5,404 were in nonaccrual status. Impaired loans at December 31, 2015 and 2014 were $15,346 and $15,121, of which $6,532 and $8,794 were in nonaccrual status, respectively.

The ratio of the allowance for loan losses to total nonperforming loans improved from 124.17% in 2015 to 141.76% in 2016. The Company believes the allowance for loan losses is adequate for the credit risk inherent in the loan portfolio.

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

The Company codes modifications to assist in identifying troubled debt restructurings. The majority of modifications were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings follows:

Modifications Made During the 12 Months Ended December 31, 2016 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	73	$34,080
Payment extensions for less than 3 months	142	2,475
Maturity date extensions of more than 3 months and up to 6 months	219	20,781
Maturity date extensions of more than 6 months and up to 12 months	274	13,277
Maturity date extensions of more than 12 months	17	3,073
Advances on non-revolving loans or recapitalization	2	177
Change in amortization term or method	26	2,292
Renewal of expired Home Equity Line of Credit loans to additional 10 years	19	678
Renewal of single-payment notes	244	4,722
Total modifications that do not constitute TDRs	1,016	$81,555

Modifications Made During the 12 Months Ended December 31, 2015 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	70	$38,417
Payment extensions for less than 3 months	115	2,486
Maturity date extensions of more than 3 months and up to 6 months	260	30,257
Maturity date extensions of more than 6 months and up to 12 months	260	15,613
Maturity date extensions of more than 12 months	6	330
Advances on non-revolving loans or recapitalization	2	566
Change in amortization term or method	20	2,580
Renewal of expired Home Equity Line of Credit loans to additional 10 years	25	597
Renewal of single-payment notes	235	4,144
Total modifications that do not constitute TDRs	993	$94,990

Modifications Made During the 12 Months Ended December 31, 2014 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	54	$22,057
Payment extensions for less than 3 months	206	18,121
Maturity date extensions of more than 3 months and up to 6 months	211	39,411
Maturity date extensions of more than 6 months and up to 12 months	326	12,682
Maturity date extensions of more than 12 months	16	4,796
Advances on non-revolving loans or recapitalization	2	39
Change in amortization term or method	37	16,592
Renewal of expired Home Equity Line of Credit loans to additional 10 years	37	628
Renewal of single-payment notes	305	6,837
Total modifications that do not constitute TDRs	1,194	$121,163

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

The Company recognizes that in the current economy levels of unemployment and depressed real estate values have resulted in financial difficulties for some customers. The Company has restructured loan terms for certain qualified financially distressed borrowers who have agreed to work in good faith and have demonstrated the ability to make the restructured payments in order to avoid a foreclosure. All TDR loans are individually evaluated for impairment for purposes of determining the allowance for loan losses. TDR loans with an impairment loss or that do not demonstrate current payments for at least six months are maintained on nonaccrual until the borrower demonstrates sustained repayment history under the restructured terms and continued repayment is not in doubt. Otherwise, interest income is recognized using a cost recovery method.

The Company had $8,456 in TDRs as of December 31, 2016 and $13,453 as of December 31, 2015. Accruing TDR loans amounted to $3,769 at December 31, 2016 compared to $8,814 at December 31, 2015.

Restructuring generally results in loans with either lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming. In 2016, the Company modified loans in troubled debt restructurings that, directly prior to restructuring, totaled $3,042 and that have total principal balances of $2,761 as of December 31, 2016. Some of the Company’s restructured loans defaulted during the twelve months ended December 31, 2016. The Company defines default as a delay in one payment of more than 90 days or foreclosure after the date of restructuring. All of the restructured loans that defaulted had been modified more than twelve months prior to default.

In 2015, the Company modified loans in troubled debt restructurings that, directly prior to restructuring, totaled $3,628 and that had total principal balances of $3,504 as of December 31, 2015. All of the restructured loans that defaulted in 2015 had been modified more than twelve months prior to default.

Please refer to Note 5 for information on the effect of default on the allowance for loan losses.

	TDR Delinquency Status as of December 31, 2016
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$270	$	---	$	---	$	---	$270
Consumer real estate	877		717		160		---	---
Commercial real estate	7,282		2,892		---		---	4,390
Commercial non real estate	24		---		---		---	24
Public sector and IDA	---		---		---		---	---
Consumer non real estate	3		---		---		---	3
Total TDR Loans	$8,456		$3,609		$160	$	---	$4,687

	TDR Delinquency Status as of December 31, 2015
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$718	$	---	$	---	$	---	$718
Consumer real estate	962		784		178		---	---
Commercial real estate	11,566		7,645		---		---	3,921
Commercial non real estate	207		207		---		---	---
Public sector and IDA	---		---		---		---	---
Consumer non real estate	---		---		---		---	---
Total TDR Loans	$13,453		$8,636		$178	$	---	$4,639

	TDR Delinquency Status as of December 31, 2014
			Accruing
	Total TDR Loans		Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		819		786		---		33		---
Commercial real estate		10,480		5,192		---		---		5,288
Commercial non real estate		29		29		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		---		---
Total TDR Loans		$11,328		$6,007	$	---		$33		$5,288

Summary of Loan Loss Experience

A.      Analysis of the Allowance for Loan Losses

The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

	December 31,
	2016	2015	2014	2013	2012
Average loans, net of unearned income and deferred fees and costs	$621,654	$619,745	$592,944	$585,991	$588,170
Allowance for loan losses at beginning of year	8,297	8,263	8,227	8,349	8,068
Charge-offs:
Real estate construction	29	---	2	184	640
Consumer real estate	133	205	222	256	370
Commercial real estate	488	1,114	1,201	64	1,589
Commercial non real estate	883	490	89	968	109
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	273	311	346	348	245
Total loans charged off	1,806	2,120	1,860	1,820	2,953
Recoveries:
Real estate construction	---	---	---	44	13
Consumer real estate	2	2	---	1	8
Commercial real estate	83	49	50	25	---
Commercial non real estate	10	1	132	18	2
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	64	93	73	79	77
Total recoveries	159	145	255	167	100
Net loans charged off	1,647	1,975	1,605	1,653	2,853
Provision charged to operations	1,650	2,009	1,641	1,531	3,134
Allowance for loan losses at end of year	$8,300	$8,297	$8,263	$8,227	$8,349
Net charge-offs to average loans net of unearned income and deferred fees and costs	0.26%	0.32%	0.27%	0.28%	0.49%

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

Management analyzes many factors to determine the appropriate level for the allowance for loan losses and resultant provision expense, including the historical loss rate, the quality of the loan portfolio as determined by management, diversification as to type of loans in the portfolio, internal policies and economic factors. Management considers net charge-offs over the most recent eight quarters to determine the historical loss rate to be applied to the calculation. The historical loss rate contributes significantly to the required level for the allowance for loan losses.

B.     Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

	December 31,
	2016		2015		2014		2013		2012
	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
Real estate construction	$438	5.60%	$576	7.78%	$612	7.52%	$863	7.70%	$1,070	8.48%
Consumer real estate	1,830	24.32%	1,866	23.15%	1,662	24.25%	1,697	24.39%	2,263	24.15%
Commercial real estate	3,738	51.88%	4,109	49.92%	3,537	51.25%	3,685	52.17%	3,442	51.31%
Commercial non real estate	1,063	6.02%	655	6.06%	1,475	5.51%	989	5.24%	959	6.30%
Public sector and IDA	330	7.01%	436	8.28%	327	6.82%	132	5.74%	142	4.41%
Consumer non real estate	644	5.17%	627	4.81%	602	4.65%	576	4.76%	424	5.35%
Unallocated	257		28		48		285		49
	$8,300	100.00%	$8,297	100.00%	$8,263	100.00%	$8,227	100.00%	$8,349	100.00%

An analysis of the allowance for loan losses by impairment basis follows:

	December 31,
	2016	2015	2014
Impaired loans	$9,173	$15,346	$15,121
Allowance related to impaired loans	25	45	282
Allowance to impaired loans	0.27%	0.29%	1.87%

Non-impaired loans	639,373	604,538	591,198
Allowance related to non-impaired loans	8,275	8,252	7,981
Allowance to non-impaired loans	1.29%	1.37%	1.35%

Total loans	648,546	619,884	606,319
Less: unearned income and deferred fees and costs	(794)	(876)	(853)
Loans, net of unearned income and deferred fees and costs	647,752	619,008	605,466
Allowance for loan losses, total	8,300	8,297	8,263
Allowance as a percentage of loans, net of unearned income and deferred fees and costs	1.28%	1.34%	1.36%

Individually-evaluated impaired loans are valued using the appraised value of the underlying collateral or the present value of cash flows for each loan. Valuation procedures for impaired loans resulted in a required reserve for impaired loans of $25 at December 31, 2016, $45 at December 31, 2015 and $282 at December 31, 2014. The amount of the individual impaired loan balance that exceeds the fair value is accrued in the allowance for loan losses.

Management’s analysis of the loan portfolio and pertinent economic conditions resulted in a determination of the allowance for loan losses for collectively-evaluated loans of $8,275 or 1.30% at December 31, 2016, $8,252 or 1.37% at December 31, 2015, and $7,981 or 1.35% at December 31, 2014. The allowance for collectively-evaluated loans is determined by applying historical charge-off percentages, as well as additional accruals for internal and external credit risk factors to groups of collectively-evaluated loans. The ratio decreased from 2015 to 2016 due to a decreased charge-off ratio, down from 0.32% for the twelve months ended December 31, 2015 to 0.26% for the year ended December 31, 2016. Also contributing to the reduced allowance requirement were improved asset quality indicators, lower levels of high risk loans and favorable economic indicators. The ratio increased from 2014 due to increases in net charge-offs, accruing loans 30-89 days past due, levels of loans rated “special mention”, levels of high-risk loans and certain economic factors, partially offset by positive changes in levels of nonaccrual loans, classified loans and certain other economic factors.

The unallocated portion of the reserve was $257 at December 31, 2016, $28 at December 31, 2015 and $48 at December 31, 2014. The unallocated portion of the reserve is the amount that exceeds the calculated requirement for the allowance for loan losses. The Company’s policy permits an unallocated reserve of up to 5% in excess of the required level for the allowance for loan losses.

The total calculated allowance for loan losses of $8,300 at December 31, 2016, $8,297 as of December 31, 2015 and $8,263 as of December 31, 2014 indicated provision charges for loan losses of $1,650 for the twelve months ended December 31, 2016, $2,009 for the twelve months ended December 31, 2015 and $1,641 for the twelve months ended December 31, 2014. Please refer to the discussion under “Provision and Allowance for Loan Losses” for additional information on the determination of the allowance for loan loss.

Securities

The fair value of securities available for sale was $304,282, an increase of $68,151 or 28.86% from December 31, 2015. The amortized cost of securities held to maturity was $134,957 at December 31, 2016 and $152,028 at December 31, 2015, a decrease of $17,071 or 11.23%.

Additional information about securities available for sale and securities held to maturity can be found in Note 3 of the Notes to Consolidated Financial Statements.

The securities portfolio is subject to the volatility and risk in the financial markets. The risk in financial markets affects the Company in the same way that it affects other institutional and individual investors. The Company’s investment portfolio includes corporate bonds. If, because of economic hardship, the corporate issuers were to default, there could be a delay in the payment of interest, or there could be a loss of principal and accrued interest. To date, there have been no defaults in any of the corporate bonds held in the portfolio. The Company’s investment portfolio also contains a large percentage of municipal bonds. If economic forces reduce the ability of states and municipalities to make scheduled principal and interest payments on their outstanding indebtedness. If their income from taxes and other sources declines significantly, states and municipalities could default on their bond obligations. There have been no defaults among the municipal bonds in the Company’s investment portfolio.

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

Maturities and Associated Yields

The following table presents the maturities for securities available for sale and held to maturity at their carrying values as of December 31, 2016 and weighted average yield for each range of maturities.

	Maturities and Yields
$ in thousands, except percent data	December 31, 2016
	< 1 Year		1-5 Years		5-10 Years		> 10 Years		None		Total
Available for Sale:
U.S. Government agencies		$1,994		$192,129		$73,416		$18,059	$	---	$285,598
		0.78%		1.37%		2.02%		3.44%		---	1.67%
Mortgage-backed securities	$	---		$191		$223		$516	$	---	$930
		---		4.97%		5.63%		5.40%		---	5.38%
States and political subdivision – nontaxable (1)		$1,429		$3,107		$4,362		$2,795	$	---	$11,693
		5.96%		5.79%		5.91%		5.51%		---	5.79%
Corporate	$	---		$1,006	$	---		$4,892	$	---	$5,898
		---		2.48%		---		4.15%		---	3.88%
Other securities	$	---	$	---	$	---	$	---		$163	$163
		---		---		---		---		---	---
Total		$3,423		$196,433		$78,001		$26,262		$163	$304,282
		2.94%		1.45%		2.25%		3.83%		---	1.88%

Restricted stock:
Restricted stock	$	---	$	---	$	---	$	---		$1,170	$1,170
		---		---		---		---		5.21%	5.21%

Held to Maturity:
U.S. Government agencies	$	---		$2,999	$	---		$935	$	---	$3,934
		---		3.75%		---		3.54%		---	3.70%
Mortgage-backed securities	$	---	$	---		$126		$139	$	---	$265
		---		---		5.48%		5.69%		---	5.59%
States and political subdivision – nontaxable (1)		$3,902		$24,275		$16,489		$85,117	$	---	$129,783
		6.01%		6.34%		5.43%		5.10%		---	5.40%
Corporate	$	---		$975	$	---	$	---	$	---	$975
		---		2.40%		---		---		---	2.40%
Total		$3,902		$28,249		$16,615		$86,191	$	---	$134,957
		6.01%		5.93%		5.43%		5.08%		---	5.33%

(1) Rates shown represent weighted average yield on a fully taxable basis.

The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2016 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Federal Financial Institution Examination Council’s (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume that have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders’ equity.

Deposits

Total deposits increased by $24,583 or 2.41%, from $1,018,859 at December 31, 2015 to $1,043,442 at December 31, 2016. Total deposits grew $36,431, or 3.71%, from $982,428 at December 31, 2014 to December 31, 2015. A portion of the increase in both 2016 and 2015 is attributable to a higher level of municipal deposits. The increases in total deposits for 2016 and 2015 were internally generated and not the result of acquisitions.

A.      Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

	Year Ended December 31,
	2016		2015		2014
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$170,344	---	$159,829	---	$146,532	---
Interest-bearing demand deposits	568,916	0.55%	526,682	0.55%	501,956	0.67%
Savings deposits	94,226	0.04%	85,940	0.04%	78,778	0.04%
Time deposits	180,301	0.55%	204,146	0.60%	230,418	0.64%
Average total deposits	$1,013,787	0.41%	$976,597	0.43%	$957,684	0.60%

B.     Time Deposits of $250 or More

The following table sets forth time certificates of deposit and other time deposits of $250 or more:

	December 31, 2016
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits of $250 or more	$3,488	$4,298	$4,959	$3,052	$15,797

Derivatives and Market Risk Exposures

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 14, of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA’s and FNMA’s, with a fair value of approximately $1,225. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.

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

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank advances. At December 31, 2016, the bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. At December 31, 2016, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At December 31, 2016, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At December 31, 2016, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At December 31, 2016, the loan to deposit ratio was 62.08%, slightly below policy levels. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on lease arrangements, contractual commitments with depositors, and service contracts. The table below presents our significant contractual obligations as of December 31, 2016, except for pension and other postretirement benefit plans, which are included in Note 8, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-K.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Time deposits	$169,441	$86,765	$61,511	$20,995	$170
Purchase obligations (1)	9,530	3,528	4,577	1,425	---
Operating leases	1,071	292	575	90	164
Total	$180,042	$90,585	$66,613	$22,510	$334

(1)	Includes contracts with a minimum annual payment of $100

As of December 31, 2016, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2016, the Company has no material commitments for long-term debt or for capital expenditures.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

Total stockholders’ equity at December 31, 2016 was $178,263, an increase of $6,149, or 3.57%, from the $172,114 at December 31, 2015. The largest component of 2016 stockholders’ equity was retained earnings of $178,224, which included net income of $14,942, offset by dividends of $8,071. Total stockholders’ equity increased by $5,811 or 3.49%, from $166,303 on December 31, 2014 to $172,114 on December 31, 2015.

Risk based capital ratios are shown in the following tables.

	Ratios at December 31, 2016	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservative Buffer
Common Equity Tier I Capital Ratio	25.420%	4.500%	5.125%
Tier I Capital Ratio	25.420%	6.000%	6.625%
Total Capital Ratio	26.575%	8.000%	8.625%
Leverage Ratio	15.121%	4.000%	4.000%

	Ratios at December 31, 2015	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservative Buffer
Common Equity Tier I Capital Ratio	24.376%	4.500%	---%
Tier I Capital Ratio	24.376%	6.000%	---%
Total Capital Ratio	25.527%	8.000%	---%
Leverage Ratio	15.088%	4.000%	---%

Risk-based capital ratios are calculated in compliance with Federal Reserve rules based on Basel III capital requirements. The Company’s ratios are well above the required minimums at December 31, 2016 and December 31, 2015.

Beginning January 1, 2016, a capital conservation buffer of .625% became effective. The capital conservation buffer will be gradually increased through January 1, 2019 to 2.5%. Banks will be required to maintain capital levels that meet the required minimum plus the capital conservation buffer in order to make distributions or discretionary bonus payments.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements at December 31, 2016 are detailed in the table below.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years		4-5 Years		More Than 5 Years
Commitments to extend credit	$130,252	$130,252	$	---	$	---	$	---
Standby letters of credit	20,499	20,499		---		---		---
Mortgage loans with potential recourse	17,526	17,526		---		---		---
Operating leases	1,071	292		525		90		164
Total	$169,348	$168,569		$525		$90		$164

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.

Standby letters of credit are also issued to the bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $56 in 2016.

While it would be possible for customers to draw in full on approved lines of credit and letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit from which it can draw funds. A sale of loans or investments would also be an option.

The Company sells mortgages on the secondary market subject to recourse agreements. The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed. The Company estimates a potential loss reserve for recourse provisions. The amount is not material as of December 31, 2016. To date, no recourse provisions have been invoked.

Operating leases are for buildings used in the Company’s day-to-day operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk is set forth above in the “Interest Rate Sensitivity” and “Derivatives and Market Risk Exposure” sections of the Management’s Discussion and Analysis.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets	December 31,
$ in thousands, except share and per share data	2016	2015
Assets
Cash and due from banks	$13,974	$12,152
Interest-bearing deposits	80,268	130,811
Securities available for sale, at fair value	304,282	236,131
Securities held to maturity (fair value of $137,692 at December 31, 2016 and $158,032 at December 31, 2015)	134,957	152,028
Restricted stock	1,170	1,129
Mortgage loans held for sale	478	634
Loans:
Real estate construction loans	36,345	48,251
Consumer real estate loans	157,718	143,504
Commercial real estate loans	336,457	309,378
Commercial non real estate loans	39,024	37,571
Public sector and IDA loans	45,474	51,335
Consumer non real estate loans	33,528	29,845
Total loans	648,546	619,884
Less unearned income and deferred fees and costs	(794)	(876)
Loans, net of unearned income and deferred fees and costs	647,752	619,008
Less allowance for loan losses	(8,300)	(8,297)
Loans, net	639,452	610,711
Premises and equipment, net	8,853	9,020
Accrued interest receivable	5,260	5,769
Other real estate owned, net	3,156	4,165
Intangible assets and goodwill	5,966	6,224
Bank-owned life insurance (BOLI)	22,998	22,401
Other assets	13,128	12,344
Total assets	$1,233,942	$1,203,519
Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$171,946	$166,453
Interest-bearing demand deposits	605,226	569,787
Savings deposits	96,829	90,236
Time deposits	169,441	192,383
Total deposits	1,043,442	1,018,859
Accrued interest payable	55	56
Other liabilities	12,182	12,490
Total liabilities	1,055,679	1,031,405
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding, 6,957,974 shares in 2016 and 2015	8,698	8,698
Retained earnings	178,224	171,353
Accumulated other comprehensive loss, net	(8,659)	(7,937)
Total stockholders’ equity	178,263	172,114
Total liabilities and stockholders’ equity	$1,233,942	$1,203,519

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
$ in thousands, except share and per share data	2016	2015	2014
Interest Income
Interest and fees on loans	$29,365	$30,446	$31,058
Interest on interest-bearing deposits	532	254	262
Interest and dividends on securities – taxable	5,910	6,776	6,798
Interest on securities – nontaxable	5,123	5,438	5,826
Total interest income	40,930	42,914	43,944

Interest Expense
Interest on deposits	4,166	4,183	4,899
Total interest expense	4,166	4,183	4,899
Net interest income	36,764	38,731	39,045
Provision for loan losses	1,650	2,009	1,641
Net interest income after provision for loan losses	35,114	36,722	37,404

Noninterest Income
Service charges on deposit accounts	2,458	2,250	2,434
Other service charges and fees	212	215	187
Credit card fees	3,798	3,861	3,631
Trust income	1,346	1,229	1,213
BOLI income	597	603	616
Other income	1,289	1,295	1,037
Realized securities gains, net	232	33	2
Total noninterest income	9,932	9,486	9,120

Noninterest Expense
Salaries and employee benefits	12,792	12,522	11,606
Occupancy, furniture and fixtures	1,849	1,743	1,703
Data processing and ATM	2,186	1,657	1,650
FDIC assessment	476	546	533
Credit card processing	2,782	2,692	2,593
Intangible assets amortization	257	999	1,075
Net costs of other real estate owned	472	608	369
Franchise taxes	1,296	1,288	1,182
Other operating expenses	4,042	3,580	3,721
Total noninterest expense	26,152	25,635	24,432
Income before income taxes	18,894	20,573	22,092
Income tax expense	3,952	4,740	5,178
Net income	$14,942	$15,833	$16,914

Basic net income per common share	$2.15	$2.28	$2.43
Fully diluted net income per common share	$2.15	$2.28	$2.43

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in thousands, except share and per share data	2016	2015	2014
Net Income	$14,942	$15,833	$16,914

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of ($431) in 2016, ($571) in 2015 and $6,693 in 2014	(800)	(1,064)	12,430
Reclassification adjustment for gain included in net income, net of tax of ($65) in 2016, ($12) in 2015 and ($1) in 2014	(121)	(21)	(1)
Net pension gain (loss) arising during the period, net of tax of $132 in 2016, ($597) in 2015 and ($574) in 2014	271	(1,108)	(1,066)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($38) in 2016, ($38) in 2015 and ($39) in 2014	(72)	(72)	(71)
Other comprehensive income (loss), net of tax of ($402) in 2016, ($1,218) in 2015 and $6,079 in 2014	(722)	(2,265)	11,292
Total Comprehensive Income	$14,220	$13,568	$28,206

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except share and per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2013	$8,685	$154,171	$(16,964)	$145,892
Net income	---	16,914	---	16,914
Other comprehensive income, net of tax of $6,079	---	---	11,292	11,292
Cash dividend ($1.13 per share)	---	(7,853)	---	(7,853)
Exercise of stock options	3	55	---	58
Balance at December 31, 2014	$8,688	$163,287	$(5,672)	$166,303
Net income	---	15,833	---	15,833
Other comprehensive loss, net of tax of ($1,218)	---	---	(2,265)	(2,265)
Cash dividend ($1.14 per share)	---	(7,930)	---	(7,930)
Exercise of stock options	10	163	---	173
Balance at December 31, 2015	$8,698	$171,353	$(7,937)	$172,114
Net income	---	14,942	---	14,942
Other comprehensive loss, net of tax of ($402)	---	---	(722)	(722)
Cash dividend ($1.16 per share)	---	(8,071)	---	(8,071)
Balance at December 31, 2016	$8,698	$178,224	$(8,659)	$178,263

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
$ in thousands, except share and per share data	2016	2015	2014
Cash Flows from Operating Activities
Net income	$14,942	$15,833	$16,914
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,650	2,009	1,641
Deferred income tax expense	18	10	73
Depreciation of premises and equipment	801	749	732
Amortization of intangibles	257	999	1,075
Amortization of premiums and accretion of discounts, net	89	117	138
Loss on disposal of fixed assets	---	15	94
Gain on calls of securities available for sale, net	(186)	(33)	(2)
Gain on calls of securities held to maturity, net	(46)	---	---
Loss and writedown on other real estate owned	355	426	129
Income on investment in BOLI	(597)	(603)	(616)
Gain on sale of mortgage loans held for sale	(280)	(273)	(159)
Origination of mortgage loans held for sale	(17,090)	(17,641)	(9,104)
Sale of mortgage loans held for sale	17,526	17,571	10,248
Net change in:
Accrued interest receivable	509	(21)	201
Other assets	(373)	420	(574)
Accrued interest payable	(1)	(12)	(24)
Other liabilities	(41)	963	(428)
Net cash provided by operating activities	17,533	20,529	20,338

Cash Flows from Investing Activities
Net change in interest-bearing deposits	50,543	(28,263)	(4,482)
Proceeds from repayments of mortgage-backed securities	415	717	902
Proceeds from calls and maturities of securities available for sale	220,581	64,556	11,088
Proceeds from calls and maturities of securities held to maturity	16,945	9,205	8,677
Purchases of securities available for sale	(290,296)	(80,093)	(33,905)
Purchases of securities held to maturity	---	---	(6,381)
Net change in restricted stock	(41)	(40)	325
Purchases of loan participations	(3,800)	(1,001)	(200)
Collections of loan participations	820	1,978	1,539
Loan originations and principal collections, net	(27,792)	(17,259)	(13,880)
Proceeds from disposal of other real estate owned	877	773	744
Recoveries on loans charged off	159	145	255
Additions to premises and equipment	(634)	(663)	(459)
Proceeds from sale of premises and equipment	---	---	453
Net cash used in investing activities	(32,223)	(49,945)	(35,324)

Cash Flows from Financing Activities
Net change in time deposits	(22,942)	(24,363)	(24,963)
Net change in other deposits	47,525	60,794	47,355
Cash dividends paid	(8,071)	(7,930)	(7,853)
Stock options exercised	---	173	58
Net cash provided by financing activities	16,512	28,674	14,597

Net change in cash and due from banks	1,822	(742)	(389)
Cash and due from banks at beginning of year	12,152	12,894	13,283
Cash and due from banks at end of year	$13,974	$12,152	$12,894

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$4,167	$4,195	$4,923
Income taxes paid	3,940	4,790	5,282

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for loan losses	$1,806	$2,120	$1,860
Loans transferred to other real estate owned	222	620	905
Unrealized gain (loss) on securities available for sale	(1,417)	(1,668)	19,121
Minimum pension liability adjustment	293	(1,815)	1,750

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

$ in thousands, except share data and per share data

Note 1: Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of National Bankshares, Inc. (Bankshares) and its wholly-owned subsidiaries, the National Bank of Blacksburg (NBB), and National Bankshares Financial Services, Inc. (NBFS), (the Company). All intercompany balances and transactions have been eliminated in consolidation.

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

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The Company uses the interest method to recognize purchase premiums and discounts in interest income over the term of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

For equity securities, when the Company decides to sell an impaired available-for-sale security and the Company does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

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

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, any purchase premium or discount, unearned income and deferred fees or costs. Interest income is accrued on the unpaid principal balance. Unearned income on dealer-originated loans and loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Purchase premium or discount is recognized as an adjustment of the related loan yield using the interest method.

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

Other Real Estate Owned

Real estate acquired through or in lieu of foreclosure is held for sale and is initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing the cost basis of the asset. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other operating expenses.

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

Each measure indicated that the Company’s fair value exceeded its book value. No indicators of impairment for goodwill were identified during the years ended December 31, 2016, 2015 and 2014.

Acquired intangible assets (such as core deposit intangibles) are recognized separately from goodwill if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its useful life. The Company amortizes on a straight-line basis intangible assets arising from branch purchase transactions over their useful lives, determined by the Company to be ten to twelve years. Core deposit intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used. The impairment testing showed that the expected cash flows of the intangible assets exceeded the carrying value.

Stock-Based Compensation

The Company’s 1999 Stock Option Plan terminated on March 9, 2009. Incentive stock options, all of which have been exercised or expired, were granted in the early years of the Plan. The Company recognized the cost of employment services received in exchange for awards of equity instruments based on the fair value of those awards on the date of grant. Compensation cost was recognized over the award’s required service period, which was the vesting period.

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

The following shows the weighted average number of shares used in computing earnings per common share and the effect on the weighted average number of shares of potentially dilutive common stock.

	2016	2015	2014
Average number of common shares outstanding	6,957,974	6,953,849	6,948,789
Effect of dilutive options	---	3,245	10,345
Average number of common shares outstanding used to calculate diluted earnings per common share	6,957,974	6,957,094	6,959,134

The computation of diluted net income per common share excludes shares for stock options that would be anti-dilutive. There were no anti-dilutive shares in 2016, 2015 or 2014. As of December 31, 2016, there were no potential common shares outstanding.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Advertising

The Company charges advertising costs to expenses as incurred. In 2016, the Company expensed $122, and expensed $105 and $174 in 2015 and 2014, respectively.

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

Certain reclassifications have been made to prior period balances to conform to the current year provisions. Prior to 2016, the Company netted the prepaid asset associated with the defined benefit plan against the net liability for the funded status of the defined benefit plan. The result was a net liability. During 2016, the Company segregated the prepaid pension asset and the net liability. In order to provide comparability in prior periods, assets and liabilities have been adjusted to reflect a separate defined benefit plan asset and liability for each year reported.

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

During March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its consolidated financial statements.

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

During January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.

During January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are U.S. Securities and Exchange Commission (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Public business entities that are not SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

Note 2: Restriction on Cash

The Company’s subsidiary bank is a member of the Federal Reserve System. The Federal Reserve does not require member banks to hold an average balance in order to purchase services from the Federal Reserve.

Note 3: Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2016
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$291,271	$492	$6,165	$285,598
States and political subdivisions	11,482	211	---	11,693
Mortgage-backed securities	845	85	---	930
Corporate debt securities	6,015	20	137	5,898
Other securities	189	---	26	163
Total securities available for sale	$309,802	$808	$6,328	$304,282

	December 31, 2015
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$216,897	$519	$4,952	$212,464
States and political subdivisions	15,934	541	---	16,475
Mortgage-backed securities	1,199	120	---	1,319
Corporate debt securities	6,015	22	291	5,746
Other securities	189	---	62	127
Total securities available for sale	$240,234	$1,202	$5,305	$236,131

The amortized cost and fair value of single maturity securities available for sale at December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2016.

	December 31, 2016
Available for sale:	Amortized Cost	Fair Value
Due in one year or less	$3,414	$3,423
Due after one year through five years	199,430	196,433
Due after five years through ten years	80,548	78,001
Due after ten years	26,221	26,262
No maturity	189	163
	$309,802	$304,282

The amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows:

	December 31, 2016
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Government agencies and corporations	$3,934	$201	$	---	$4,135
States and political subdivisions	129,783	3,579		1,082	132,280
Mortgage-backed securities	265	30		---	295
Corporate debt securities	975	7		---	982
Total securities held to maturity	$134,957	$3,817		$1,082	$137,692

	December 31, 2015
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$13,909	$288	$177	$14,020
States and political subdivisions	136,373	6,179	330	142,222
Mortgage-backed securities	327	36	---	363
Corporate debt securities	1,419	10	2	1,427
Total securities held to maturity	$152,028	$6,513	$509	$158,032

The amortized cost and fair value of single maturity securities held to maturity at December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2016.

	December 31, 2016
Held to maturity:	Amortized Cost	Fair Value
Due in one year or less	$3,902	$3,988
Due after one year through five years	28,249	29,761
Due after five years through ten years	16,615	17,155
Due after ten years	86,191	86,788
	$134,957	$137,692

Information pertaining to securities with gross unrealized losses at December 31, 2016 and 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2016
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and corporations	$260,150	$6,161	$996	$4
State and political subdivisions	31,257	934	1,316	148
Corporate debt securities	3,888	137	---	---
Other securities	---	---	163	26
Total temporarily impaired securities	$295,295	$7,232	$2,475	$178

	December 31, 2015
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and corporations	$88,255	$1,800	$84,959	$3,329
State and political subdivisions	3,449	24	10,161	306
Corporate debt securities	4,974	292	200	1
Other securities	---	---	127	62
Total temporarily impaired securities	$96,678	$2,116	$95,447	$3,698

The Company had 325 securities with a fair value of $297,770 that were temporarily impaired at December 31, 2016.  The total unrealized loss on these securities was $7,410. Of the temporarily impaired total, 4 securities with a fair value of $2,475 and an unrealized loss of $178 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at December 31, 2016 for the reasons set out below.

U.S. Government agencies. The unrealized losses of $4 on US Government agency securities stemmed from 1 security with a fair value of $996. The unrealized loss was caused by interest rate and market fluctuations. The contractual term of the investment does not permit the issuer to settle the security at a price less than the cost basis of the investment. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired.

States and political subdivisions. This category exhibits unrealized losses of $148 on 2 securities with a fair value of $1,316. The Company reviewed financial statements and cash flows for the each of the securities in continuous loss position for more than 12 months. The Company’s analysis determined that the unrealized losses are primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other securities. The Company holds a small investment in community bank stock. One security with a fair value of $163 has an unrealized loss of $26. The value of this investment has been negatively affected by market conditions. Because the Company does not intend to sell this investment before recovery of its amortized cost basis, the Company does not consider this investment to be other-than-temporarily impaired.

Restricted stock. The Company holds restricted stock of $1,170 as of December 31, 2016 and $1,129 as of December 31, 2015. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $493,620 at December 31, 2016. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at December 31, 2016, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Pledged Securities. At December 31, 2016 and 2015, securities with a carrying value of $178,121 and $156,721, respectively, were pledged to secure municipal deposits and for other purposes as required or permitted by law.

Realized securities gains and losses. The Company did not sell any securities during 2016, 2015 or 2014. All realized gains and losses resulted from calls of securities. Information pertaining to realized gains and losses on called securities follows:

	For the year ended December 31, 2016
	Proceeds	Book Value	Gross Gain		Gross Loss	Net Gain (Loss)
Available for sale	$220,520	$220,334	$186	$	---	$186
Held to maturity	16,160	16,114	46		---	46

	For the year ended December 31, 2015
	Proceeds	Book Value	Gross Gain	Gross Loss	Net Gain (Loss)
Available for sale	$63,775	$63,742	$34	$1	$33
Held to maturity	7,605	7,605	---	---	---

	For the year ended December 31, 2014
	Proceeds	Book Value	Gross Gain	Gross Loss	Net Gain (Loss)
Available for sale	$6,919	$6,917	$4	$2	$2
Held to maturity	7,162	7,162	1	1	---

Note 4: Related Party Transactions

In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to related parties, including executive officers and directors of Bankshares and its subsidiaries. Total funded advances extended to related parties amounted to $8,754 at December 31, 2016 and $8,819 at December 31, 2015. During the year ended December 31, 2016, total principal additions were $4,966 and principal payments were $5,031. The Company held $14,604 in deposits for related parties as of December 31, 2016 and $11,275 as of December 31, 2015.

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

The analysis of certain factors results in standard allocations to all segments and classes. These factors include loan officers’ average years of experience, the risk from changes in loan review, unemployment levels, bankruptcy rates, interest rate environment, and competition/legal/regulatory environments. Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include the risk from changes in lending policies, levels of past due loans, levels of nonaccrual loans, current class balance as a percentage of total loans, and the percentage of high risk loans within the class. Additionally, factors specific to each segment are analyzed and result in allocations to the segment. Please refer to Note 1: Summary of Significant Accounting Policies for a discussion of risk factors pertinent to each class.

Real estate construction loans are subject to general risks from changing commercial building and housing market trends and economic conditions that may impact demand for completed properties and the costs of completion. These risks are measured by market-area unemployment rates, bankruptcy rates, building market trends, and interest rates.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows:

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297
Charge-offs	(29)	(133)	(488)	(883)	---	(273)	---	(1,806)
Recoveries	---	2	83	10	---	64	---	159
Provision for loan losses	(109)	95	34	1,281	(106)	226	229	1,650
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2014	$612	$1,662	$3,537	$1,475	$327	$602	$48	$8,263
Charge-offs	---	(205)	(1,114)	(490)	---	(311)	---	(2,120)
Recoveries	---	2	49	1	---	93	---	145
Provision for loan losses	(36)	407	1,637	(331)	109	243	(20)	2,009
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2014
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2013	$863	$1,697	$3,685	$989	$132	$576	$285	$8,227
Charge-offs	(2)	(222)	(1,201)	(89)	---	(346)	---	(1,860)
Recoveries	---	---	50	132	---	73	---	255
Provision for loan losses	(249)	187	1,003	443	195	299	(237)	1,641
Balance, December 31, 2014	$612	$1,662	$3,537	$1,475	$327	$602	$48	$8,263

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2016
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$25	$1	$	---	$	---	$	---	$	---	$26
Collectively evaluated for impairment		438	1,805	3,737		1,063		330		644		257	8,274
Total		$438	$1,830	$3,738		$1,063		$330		$644		$257	$8,300

	Loans by Segment and Evaluation Method as of
	December 31, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$270	$877	$7,782	$241	$	---	$3	$	---	$9,173
Collectively evaluated for impairment	36,075	156,841	328,675	38,783		45,474	33,525		---	639,373
Total	$36,345	$157,718	$336,457	$39,024		$45,474	$33,528	$	---	$648,546

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2015
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$22	$23	$	---	$	---	$	---	$	---	$45
Collectively evaluated for impairment		576	1,844	4,086		655		436		627		28	8,252
Total		$576	$1,866	$4,109		$655		$436		$627		$28	$8,297

	Loans by Segment and Evaluation Method as of
	December 31, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$718	$962	$12,575	$1,091	$	---	$	---	$	---	$15,346
Collectively evaluated for impairment	47,533	142,542	296,803	36,480		51,335		29,845		---	604,538
Total	$48,251	$143,504	$309,378	$37,571		$51,335		$29,845	$	---	$619,884

A summary of ratios for the allowance for loan losses follows:

	December 31,
	2016	2015
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs	1.28%	1.34%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs	0.26%	0.32%

A summary of nonperforming assets follows:

	December 31,
	2016	2015
Nonperforming assets:
Nonaccrual loans	$1,168	$2,043
Restructured loans in nonaccrual	4,687	4,639
Total nonperforming loans	5,855	6,682
Other real estate owned, net	3,156	4,165
Total nonperforming assets	$9,011	$10,847
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	1.38%	1.74%
Ratio of allowance for loan losses to nonperforming loans(1)	141.76%	124.17%

(1)	The Company defines nonperforming loans as total nonaccrual and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows:

	December 31,
	2016		2015
Loans past due 90 days or more and still accruing		$63		$156
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs		0.01%		0.03%
Accruing restructured loans		$3,769		$8,814
Impaired loans:
Impaired loans with no valuation allowance		$8,269		$12,973
Impaired loans with a valuation allowance		904		2,373
Total impaired loans		$9,173		$15,346
Valuation allowance		$(26)		$(45)
Impaired loans, net of allowance		$9,147		$15,301
Average recorded investment in impaired loans(1)		$11,585		$17,297
Income recognized on impaired loans, after designation as impaired		$553		$769
Amount of income recognized on a cash basis	$	---	$	---

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

No interest income was recognized on nonaccrual loans for the years ended December 31, 2016, 2015 or 2014. Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, by loan class follows:

	Impaired Loans as of December 31, 2016
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$280	$270	$270	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	648	609	267		342		14
Residential closed-end junior liens	195	195	---		195		7
Investor-owned residential real estate	73	73	---		73		4
Commercial Real Estate(2)
Multifamily real estate	1,364	1,091	1,091		---		---
Commercial real estate, owner occupied	4,005	3,957	3,663		294		1
Commercial real estate, other	2,997	2,734	2,734		---		---
Commercial Non Real Estate(2)
Commercial and Industrial	255	241	241		---		---
Consumer Non Real Estate(2)
Automobile	3	3	3		---		---
Total	$9,820	$9,173	$8,269		$904		$26

	Impaired Loans as of December 31, 2015
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$718	$718	$718	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	713	669	305		364		13
Residential closed-end junior liens	218	218	---		218		5
Investor-owned residential real estate	75	75	---		75		4
Commercial Real Estate(2)
Multifamily real estate	1,988	1,728	1,728		---		---
Commercial real estate, owner occupied	5,068	5,020	3,304		1,716		23
Commercial real estate, other	5,990	5,827	5,827		---		---
Commercial Non Real Estate(2)
Commercial and Industrial	1,099	1,091	1,091		---		---
Total	$15,869	$15,346	$12,973		$2,373		$45

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2) Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2016
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$462	$10
Consumer Real Estate(2)
Residential closed-end first liens	642	38
Residential closed-end junior liens	207	13
Investor-owned residential real estate	74	4
Commercial Real Estate(2)
Multifamily real estate	1,366	12
Commercial real estate, owner occupied	4,342	206
Commercial real estate, other	3,947	263
Commercial Non Real Estate(2)
Commercial and Industrial	541	7
Consumer Non Real Estate(2)
Automobile	4	---
Total	$11,585	$553

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2015
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$612	$23
Consumer Real Estate(2)
Residential closed-end first liens	681	43
Residential closed-end junior liens	228	15
Investor-owned residential real estate	76	5
Commercial Real Estate(2)
Multifamily real estate	2,581	84
Commercial real estate, owner occupied	6,141	251
Commercial real estate, other	5,888	308
Commercial Non Real Estate(2)
Commercial and Industrial	1,090	40
Total	$17,297	$769

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2014
	Average Recorded Investment(1)	Interest Income Recognized
Consumer Real Estate(2)
Residential closed-end first liens	$555	$31
Residential closed-end junior liens	249	16
Investor-owned residential real estate	77	5
Commercial Real Estate(2)
Multifamily real estate	2,773	---
Commercial real estate, owner occupied	5,836	203
Commercial real estate, other	6,114	175
Commercial Non Real Estate(2)
Commercial and Industrial	707	43
Total	$16,311	$473

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

An analysis of past due and nonaccrual loans follows:

December 31, 2016

	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$	---	$	---	$270
Construction, other		25		---		---	---
Consumer Real Estate
Equity lines		10		---		---	---
Residential closed-end first liens		1,498		6		6	---
Residential closed-end junior liens		114		36		36	---
Investor-owned residential real estate		56		234		---	253
Commercial Real Estate
Multifamily real estate		132		1,091		---	1,091
Commercial real estate, owner occupied		339		202		---	1,183
Commercial real estate, other		---		80		---	2,814
Commercial Non Real Estate
Commercial and Industrial		6		218		---	241
Public Sector and IDA
Public sector and IDA		---		---		---	---
Consumer Non Real Estate
Credit cards		8		5		5	---
Automobile		234		12		12	3
Other consumer loans		131		4		4	---
Total		$2,553		$1,888		$63	$5,855

December 31, 2015

	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$	---	$	---	$718
Construction, other		26		---		---	---
Consumer Real Estate
Equity lines		16		---		---	---
Residential closed-end first liens		1,402		106		106	14
Residential closed-end junior liens		123		39		39	---
Investor-owned residential real estate		248		---		---	---
Commercial Real Estate
Multifamily real estate		684		1,728		---	1,728
Commercial real estate, owner occupied		---		357		---	494
Commercial real estate, other		---		---		---	2,845
Commercial Non Real Estate
Commercial and Industrial		142		883		---	883
Public Sector and IDA
Public sector and IDA		---		---		---	---
Consumer Non Real Estate
Credit cards		5		6		6	---
Automobile		286		5		5	---
Other consumer loans		60		---		---	---
Total		$2,992		$3,124		$156	$6,682

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

Determination of risk grades was completed for the portfolio as of December 31, 2016 and 2015.

The following displays non-impaired gross loans by credit quality indicator:

December 31, 2016

	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$11,635	$3,468	$	---
Construction, other	20,972	---		---
Consumer Real Estate
Equity lines	17,034	82		---
Closed-end first liens	83,658	1,267		580
Closed-end junior liens	4,861	15		151
Investor-owned residential real estate	48,277	333		583
Commercial Real Estate
Multifamily residential real estate	99,002	1,733		---
Commercial real estate owner-occupied	120,170	1,188		1,425
Commercial real estate, other	103,534	1,543		80
Commercial Non Real Estate
Commercial and Industrial	35,521	3,229		33
Public Sector and IDA
States and political subdivisions	45,474	---		---
Consumer Non Real Estate
Credit cards	5,978	---		---
Automobile	14,457	25		192
Other consumer	12,229	636		8
Total	$622,802	$13,519		$3,052

December 31, 2015

	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$10,626	$3,694	$	---
Construction, other	33,213	---		---
Consumer Real Estate
Equity lines	16,236	15		87
Closed-end first liens	78,614	708		1,370
Closed-end junior liens	4,983	55		61
Investor-owned residential real estate	39,616	31		766
Commercial Real Estate
Multifamily residential real estate	77,060	---		1,804
Commercial real estate owner-occupied	121,741	1,165		1,274
Commercial real estate, other	93,701	58		---
Commercial Non Real Estate
Commercial and Industrial	35,652	285		543
Public Sector and IDA
States and political subdivisions	51,335	---		---
Consumer Non Real Estate
Credit cards	5,773	---		---
Automobile	12,414	102		138
Other consumer	11,359	31		28
Total	$592,323	$6,144		$6,071

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings (“TDRs”). The following tables present restructurings by class that occurred during the years ended December 31, 2016, 2015 and 2014.

Note: Only classes with restructured loans are presented.

	Restructurings that occurred during the year ended December 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(1)
Commercial Real Estate
Commercial real estate, other	2	$3,008	$3,008
Commercial Non Real Estate
Commercial and industrial	1	29	30
Consumer Non Real Estate
Automobile	1	5	5
Total	4	$3,042	$3,043

(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

During the twelve-month period ended December 31, 2016, the Company identified four loans as troubled debt restructurings. Two commercial real estate loans were originally modified in troubled debt restructurings in 2014 to provide payment relief by lowering the interest rate and allowing interest-only payments. The restructurings completed in 2016 lowered the interest rate from the 2014 restructured terms and returned the loans to amortization with payments of principal and interest. The loans were in nonaccrual status prior to the 2016 restructuring and will remain in nonaccrual until they have met the Company's policy to return to accrual status. The Company also identified during the year ended December 31, 2016 one commercial non-real estate loan and one automobile loan modified in troubled debt restructurings. The modifications provided payment relief by extending the maturity date and capitalizing interest. The loans are in nonaccrual status. Each of the four troubled debt restructurings are collateral dependent and the fair value is measured using the collateral method. Impairment measurement did not result in a specific allocation for any of the four restructured loans.

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

	Restructurings that occurred during the year ended December 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment(1)
Consumer Real Estate
Closed-ended first liens	1	$126	$143
Commercial Real Estate
Multifamily residential real estate	1	2,484	2,484
Commercial real estate owner-occupied	1	184	208
Commercial real estate, other	2	2,967	3,008
Total	5	$5,761	$5,843

(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

During the year ended December 31, 2014, the Company modified five loans in troubled debt restructurings. Each restructuring provided payment relief to the borrower without forgiveness of principal or accrued interest. Each restructuring included a reduction in interest rates. Interest was capitalized at time of restructuring on the residential real estate loan, commercial real estate owner occupied loan, and the two commercial real estate non-owner occupied loans. The multifamily real estate loan, commercial real estate owner occupied loan and residential real estate loan received re-amortization of payments over a longer term. Two commercial real estate non owner occupied loans received a change in payment structure from amortizing to one year of interest-only payments. Each of the loans restructured in 2014 were designated nonaccrual, with the exception of the residential real estate loan which met the criteria for accrual status. The fair value measurements of the restructured loans as of December 31, 2014 resulted in specific allocations to the allowance for loan losses totaling $206.

Of the Company’s TDR’s that defaulted in 2016, 2015 and 2014, none were modified within 12 months prior to default. The company defines default as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.

Note 6: Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2016	2015
Premises	$12,554	$13,097
Furniture and equipment	5,052	6,600
Premises and equipment	$17,606	$19,697
Accumulated depreciation	(8,753)	(10,677)
Premises and equipment, net	$8,853	$9,020

Depreciation expense for the years ended December 2016, 2015 and 2014 amounted to $801, $749 and $732, respectively.

The Company leases certain branch facilities under noncancellable operating leases. The future minimum lease payments under these leases (with initial or remaining lease terms in excess of one year) as of December 31, 2016 are as follows: $292 in 2017, $292 in 2018, $233 in 2019, $56 in 2020, $34 in 2021 and $164 thereafter.

Note 7: Deposits

The aggregate amounts of time deposits in denominations of $250 or more at December 31, 2016 and 2015 were $15,797 and $21,072, respectively.

At December 31, 2016 the scheduled maturities of time deposits are as follows:

2017	88,623
2018	51,347
2019	7,245
2020	8,168
2021	12,394
Thereafter	1,664
Total time deposits	$169,441

At December 31, 2016 and 2015, overdraft demand deposits reclassified to loans totaled $417 and $307, respectively.

Note 8: Employee Benefit Plans

401(k) Plan

The Company has a Retirement Accumulation Plan qualifying under IRS Code Section 401(k), in which NBI, NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2016, 2015 and 2014, the Company contributed $315, $294 and $273, respectively, to the plan.

Employee Stock Ownership Plan

The Company has a nonleveraged Employee Stock Ownership Plan (ESOP) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the Board of Directors. Contribution expense amounted to $150, $200 and $100 in the years ended December 31, 2016, 2015 and 2014, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2016, the number of shares held by the ESOP was 249,256. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with ten years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and NBI or the ESOP, with the agreement of the Trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of distribution.

Salary Continuation Plan

The Company has a Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income, payable for the greater of 15 years after retirement or the officer’s lifetime. The expense accrued for the plans in 2016, 2015, and 2014, based on the present value of the retirement benefits, amounted to $242, $396, and $246, respectively. The plan is unfunded. However bank-owned life insurance has been acquired on the life of the key employees in amounts sufficient to discharge the obligations of the agreement.

Defined Benefit Plan

The Company’s defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. Information pertaining to activity in the plan is as follows:

	December 31,
	2016	2015	2014
Change in benefit obligation
Projected benefit obligation at beginning of year	$20,427	$19,324	$17,185
Service cost	694	620	524
Interest cost	757	669	663
Actuarial loss	198	798	1,674
Benefits paid	(1,017)	(984)	(722)
Projected benefit obligation at end of year	$21,059	$20,427	$19,324

Change in plan assets
Fair value of plan assets at beginning of year	$16,131	$17,130	$16,605
Actual return on plan assets	1,113	(155)	884
Employer contribution	811	140	363
Benefits paid	(1,017)	(984)	(722)
Fair value of plan assets at end of year	$17,038	$16,131	$17,130

Funded status at the end of the year	$(4,021)	$(4,296)	$(2,194)

Amounts recognized in the Consolidated Balance Sheet
Deferred tax asset	$1,407	$1,504	$768
Other liabilities	(4,021)	(4,296)	(2,194)
Total amounts recognized in the Consolidated Balance Sheet	$(2,614)	$(2,792)	$(1,426)

Amounts recognized in accumulated other comprehensive (loss), net
Net loss	$(8,250)	$(8,627)	$(6,922)
Prior service cost	449	559	669
Deferred tax asset	2,730	2,798	2,163
Amount recognized	$(5,071)	$(5,270)	$(4,090)

Accrued/Prepaid benefit cost, net
Benefit obligation	$(21,059)	$(20,427)	$(19,324)
Fair value of assets	17,038	16,131	17,130
Unrecognized net actuarial loss	8,250	8,627	6,922
Unrecognized prior service cost	(449)	(559)	(669)
Deferred tax liability	(1,323)	(1,294)	(1,395)
Prepaid benefit cost included in other assets	$2,457	$2,478	$2,664

Components of net periodic benefit cost
Service cost	$694	$620	$524
Interest cost	757	669	663
Expected return on plan assets	(1,110)	(1,166)	(1,112)
Amortization of prior service cost	(110)	(110)	(110)
Recognized net actuarial loss	572	414	262
Net periodic benefit cost	$803	$427	$227

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net (gain) loss	$(377)	$1,705	$1,640
Amortization of prior service cost	110	110	110
Deferred income tax expense (benefit)	93	(635)	(612)
Total recognized	$(174)	$1,180	$1,138

Total recognized in net periodic benefit cost and other comprehensive loss	$536	$2,242	$1,977

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	4.00%	3.75%	4.50%
Discount rate used for disclosure	4.00%	4.00%	3.75%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%

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

Fair value measurements of the pension plan’s assets at December 31, 2016 follow:

	Fair Value Measurements at December 31, 2016
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash	$207	$207	$	---	$	---
Equity securities:
U. S. companies	9,195	9,195		---		---
International companies	116	116		---		---
Equities mutual funds (1)	966	966		---		---
U. S. government agencies and corporations	53	---		53		---
State and political subdivisions	230	---		230		---
Corporate bonds – investment grade (2)	6,271	---		6,271		---
Total pension plan assets	$17,038	$10,484		$6,554	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

	Fair Value Measurements at December 31, 2015
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash	$876	$876	$	---	$	---
Equity securities:
U. S. companies	9,600	9,600		---		---
International companies	404	404		---		---
Equities mutual funds (1)	195	195		---		---
U. S. government agencies and corporations	104	---		104		---
State and political subdivisions	233	---		233		---
Corporate bonds – investment grade (2)	4,719	---		4,719		---
Total pension plan assets	$16,131	$11,075		$5,056	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

The Company’s required minimum pension contribution for 2017 has not yet been determined.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2017	$5,666
2018	$1,067
2019	$786
2020	$1,350
2021	$472
2022 - 2026	$4,833

 Note 9: Stock Option Plan

The Company’s 1999 Stock Option Plan was adopted in 1999 and was terminated on March 9, 2009. Incentive stock options were granted annually to key employees of NBI and its subsidiaries from 1999 to 2005 and none have been granted since 2005. All stock options granted under the plan have been exercised or expired.

There were no shares available for exercise during 2016. In 2015, there were 7,500 shares exercised with an intrinsic value of $54. In 2014, there were 2,500 shares exercised with an intrinsic value of $15. Intrinsic value is the difference between the price at which the shares may be exercised and the stock price as of the report date. No tax benefit was recognized on shares exercised in 2015 or 2014.

Note 10: Income Taxes

The Company files United States federal income tax returns, and Virginia, West Virginia and North Carolina state income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2013.

Allocation of income tax expense between current and deferred portions is as follows:

	Years ended December 31,
	2016	2015	2014
Current	$3,934	$4,730	$5,105
Deferred expense	18	10	73
Total income tax expense	$3,952	$4,740	$5,178

The following is a reconciliation of the “expected” income tax expense, computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense, with the reported income tax expense:

	Years ended December 31,
	2016	2015	2014
Computed “expected” income tax expense	$6,613	$7,201	$7,732
Tax-exempt interest income	(2,234)	(2,381)	(2,422)
Nondeductible interest expense	92	101	102
Other, net	(519)	(181)	(234)
Reported income tax expense	$3,952	$4,740	$5,178

The components of net deferred tax assets, included in other assets, are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses and unearned fee income	$3,347	$3,229
Valuation allowance on other real estate owned	237	188
Defined benefit plan	2,730	2,798
Deferred compensation and other liabilities	1,336	1,334
Discount accretion of securities	15	19
Net unrealized loss on securities available for sale	1,932	1,436
Total deferred tax assets	$9,597	$9,004

Deferred tax liabilities:
Fixed assets	$(620)	$(620)
Deposit intangibles	(1,573)	(1,432)
Defined benefit plan, prepaid portion	(1,345)	(1,303)
Total deferred tax liabilities	(3,538)	(3,355)
Net deferred tax assets	$6,059	$5,649

The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2016 and 2015 because the realization of all gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.

Note 11: Restrictions on Dividends

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2016, 2015 and 2014, dividends received from the subsidiary bank were $9,071, $7,930 and $7,853, respectively. National Bankshares Financial Services provided $350 in dividends to Bankshares in 2016.

Substantially all of Bankshares’ retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2016, NBB’s retained net income, which was free of such restriction, amounted to approximately $23,890.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period continuing through January 2, 2019 for certain provisions). Basel III Capital Rules established quantitative measures to ensure capital adequacy. The rules set forth minimum amounts and ratios for Common Equity Tier 1 capital (“CET1”), Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

The Company’s and the Bank’s CET1 capital include common stock and related surplus and retained earnings. Basel III Capital Rules provide an option to exclude components of accumulated other comprehensive income (loss) from CET1 capital. Once made, the election is final and cannot be changed. The Company and the Bank elected to exclude components of accumulated other comprehensive income from CET1 capital.

Tier 1 Capital includes CET1 capital and additional Tier 1 capital components. At December 31, 2016 and 2015, neither the Company nor the Bank held any additional Tier 1 capital beyond CET1 capital.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes the allowance for loan losses.

Risk-weighted assets at December 31, 2016 were $718,739 for the Company and $715,294 for the Bank. Risk-weighted assets at December 31, 2015 were $721,012 for the Company and $719,077 for the Bank. Management believes, as of December 31, 2016 and 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2016, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed the bank’s category. The Company’s and the bank’s actual capital amounts and ratios as of December 31, 2016 and 2015 are also presented in the following tables.

	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital (to risk weighted assets)
NBI consolidated	$191,006	26.575%	$57,499	8.625%	N/A	N/A
NBB	188,095	26.296%	57,224	8.625%	$71,529	10.000%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$182,706	25.420%	$43,124	6.625%	N/A	N/A
NBB	179,795	25.136%	42,918	6.625%	$57,224	8.000%
Common Equity Tier 1 capital (to risk weighted assets)
NBI consolidated	$182,706	25.420%	$32,343	5.125%	N/A	N/A
NBB	179,795	25.136%	32,188	5.125%	$46,494	6.500%
Tier 1 capital (to average assets)
NBI consolidated	$182,706	15.121%	$48,333	4.000%	N/A	N/A
NBB	179,795	14.964%	48,060	4.000%	$60,075	5.000%

(1)

Except with regard to the Company’s and the Bank’s Tier 1 capital to average assets ratio, the minimum capital requirement includes the current phased-in portion of the Basel III Capital Rules capital conservation buffer (0.625%) which is added to the minimum capital requirements for capital adequacy purposes. The capital conservation buffer is being phased in through four equal annual installments of 0.625% from 2016 to 2019, with full implementation in January 2019 (2.5%). The Company’s and the Bank’s capital conservation buffer must consist of additional CET1 above regulatory minimum requirement. Failure to maintain the prescribed levels would result in limitations on capital distributions and discretionary bonuses to executives.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total capital (to risk weighted assets)
NBI consolidated	$184,054	25.527%	$57,681	8.000%	N/A	N/A
NBB	181,926	25.300%	57,526	8.000%	$71,908	10.000%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$175,757	24.376%	$43,261	6.000%	N/A	N/A
NBB	173,629	24.146%	43,145	6.000%	$57,526	8.000%
Common Equity Tier 1 capital (to risk weighted assets)
NBI consolidated	$175,757	24.376%	$32,446	4.500%	N/A	N/A
NBB	173,629	24.146%	32,358	4.500%	$46,740	6.500%
Tier 1 capital (to average assets)
NBI consolidated	$175,757	15.088%	$46,594	4.000%	N/A	N/A
NBB	173,629	14.888%	46,648	4.000%	$58,310	5.000%

Note 13: Condensed Financial Statements of Parent Company

Financial information pertaining only to NBI (Parent) is as follows:

Condensed Balance Sheets	December 31,
	2016	2015
Assets
Cash due from subsidiaries	$74	$19
Interest-bearing deposits	1,310	170
Securities available for sale, at fair value	163	127
Securities held to maturity (fair value approximates $449 at December 31, 2015)	---	451
Investments in subsidiaries, at equity	177,150	172,017
Refundable income taxes	22	---
Other assets	561	575
Total assets	$179,280	$173,359

Liabilities and Stockholders’ Equity
Other liabilities	$1,017	$1,245
Stockholders’ equity	178,263	172,114
Total liabilities and stockholders’ equity	$179,280	$173,359

Condensed Statements of Income

	Years Ended December 31,
	2016	2015	2014
Income
Dividends from subsidiaries	$9,421	$7,930	$7,853
Interest on securities – taxable	2	3	2
Interest on securities – nontaxable	---	---	1
Other income	987	1,208	1,250
Total income	10,410	9,141	9,106
Expenses
Other expenses	1,992	2,051	2,046
Income before income tax benefit and equity in undistributed net income of subsidiaries	8,418	7,090	7,060
Applicable income tax benefit	628	210	136
Income before equity in undistributed net income of subsidiaries	9,046	7,300	7,196
Equity in undistributed net income of subsidiaries	5,896	8,533	9,718
Net income	$14,942	$15,833	$16,914

Condensed Statements of Cash Flows

	Years ended December 31,
	2016	2015	2014
Cash Flows from Operating Expenses
Net income	$14,942	$15,833	$16,914
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(5,896)	(8,533)	(9,718)
Amortization of premiums and accretion of discounts, net	1	1	1
Depreciation expense	---	3	9
Losses on disposal of fixed assets	---	2	94
Net change in refundable income taxes due from subsidiaries	(223)	106	96
Net change in other assets	219	(81)	(63)
Net change in other liabilities	(227)	128	(33)
Net cash provided by operating activities	8,816	7,459	7,300

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(1,140)	307	213
Purchases of securities held to maturity	---	---	(453)
Maturities and calls of securities available for sale	---	---	455
Maturities and calls of securities held to maturity	450	---	---
Proceeds from sale of premises and equipment	---	---	263
Net cash (used in) provided by investing activities	(690)	307	478

Cash Flows from Financing Activities
Cash dividends paid	(8,071)	(7,930)	(7,853)
Exercise of stock options	---	173	58
Net cash used in financing activities	(8,071)	(7,757)	(7,795)
Net change in cash	55	9	17
Cash due from subsidiaries at beginning of year	19	10	27
Cash due from subsidiaries at end of year	$74	$19	$10

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

At December 31, 2016 and 2015, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
	2016	2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$130,252	$125,934
Standby letters of credit	20,499	15,248
Mortgage loans sold with potential recourse	17,526	17,571

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2016, the Company originated $17,090 and sold $17,526 to investors, compared to $17,641 originated and $17,571 sold in 2015. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor defaults early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.

At December 31, 2016, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $528 and loans held for sale of $478. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The Company had $1 in deposits with correspondent institutions at December 31, 2016 that was not insured by the Federal Deposit Insurance Corporation.

Note 15: Concentrations of Credit Risk

The Company does a general banking business, serving the commercial and personal banking needs of its customers. NBB’s market area in southwest Virginia is made up of the counties of Montgomery, Giles, Pulaski, Tazewell, Wythe, Smyth and Washington. It also includes the independent cities of Roanoke, Radford and Galax, and the portions of Carroll and Grayson Counties that are adjacent to Galax. In addition, it serves those portions of Mercer County and McDowell County, West Virginia that are contiguous with Tazewell County. Substantially all of NBB’s loans are made in its market area. The ultimate collectability of the bank’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions of the market area. The Company’s operating results are therefore closely correlated with the economic trends within this area.

Commercial real estate as of December 31, 2016 and 2015 represented approximately 52% and 50% of the loan portfolio, at $336,457 and $309,378, respectively. Included in commercial real estate are loans for college housing and professional office buildings that comprised $236,552 and $200,521 as of December 31, 2016 and 2015 respectively, corresponding to approximately 36% of the loan portfolio at December 31, 2016 and 32% of the loan portfolio at December 31, 2015. Loans secured by residential real estate were $157,718, or approximately 24% of the portfolio, and $143,504, or 23% of the portfolio at December 31, 2016 and 2015, respectively.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015:

		Fair Value Measurements at December 31, 2016 Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$285,598	$	---	$285,598	$	---
States and political subdivisions	11,693		---	11,693		---
Mortgage-backed securities	930		---	930		---
Corporate debt securities	5,898		---	5,898		---
Other securities	163		---	163		---
Total securities available for sale	$304,282	$	---	$304,282	$	---

		Fair Value Measurements at December 31, 2015 Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$212,464	$	---	$212,464	$	---
States and political subdivisions	16,475		---	16,475		---
Mortgage-backed securities	1,319		---	1,319		---
Corporate debt securities	5,746		---	5,746		---
Other securities	127		---	127		---
Total securities available for sale	$236,131	$	---	$236,131	$	---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2016 and 2015.

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

As of December 31, 2016 and December 31, 2015, the fair value measurements for impaired loans with specific allocations were primarily based upon the present value of expected future cash flows.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

			Carrying value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2016	Impaired loans net of valuation allowance	$878	$	---	$	---	$878
December 31, 2015	Impaired loans net of valuation allowance	2,328		---		---	2,328

The following table presents information about Level 3 Fair Value Measurements for December 31, 2016.

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Discount rate	6.75%	-	8.00%	(7.35%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2015.

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Discount rate	6.00%	-	7.38%	(6.56%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2016	Other real estate owned net of valuation allowance	$3,156	$	---	$	---	$3,156
December 31, 2015	Other real estate owned net of valuation allowance	4,165		---		---	4,165

The following table presents information about Level 3 Fair Value Measurements for December 31, 2016.

	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	2.91%(1)	–	8.60%	(6.48%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	-	53.46%	(13.66%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2015.

	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	0%(1)	–	10.00%	(5.89%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	-	50.01%	(10.16%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2016 and 2015, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2016
		Estimated Fair Value
	Carrying Amount	Level 1		Level 2		Level 3
Financial assets:
Cash and due from banks	$13,974		$13,974	$	---	$	---
Interest-bearing deposits	80,268		80,268		---		---
Securities	439,239		---		441,974		---
Restricted securities	1,170		---		1,170		---
Mortgage loans held for sale	478		---		478		---
Loans, net	639,452		---		---		658,386
Accrued interest receivable	5,260		---		5,260		---
Bank-owned life insurance	22,998		---		22,998		---
Financial liabilities:
Deposits	$1,043,442	$	---		$874,001		$166,946
Accrued interest payable	55		---		55		---

	December 31, 2015
		Estimated Fair Value
	Carrying Amount	Level 1		Level 2		Level 3
Financial assets:
Cash and due from banks	$12,152		$12,152	$	---	$	---
Interest-bearing deposits	130,811		130,811		---		---
Securities	388,159		---		394,163		---
Restricted securities	1,129		---		1,129		---
Mortgage loans held for sale	634		---		634		---
Loans, net	610,711		---		---		621,590
Accrued interest receivable	5,769		---		5,769		---
Bank-owned life insurance	22,401		---		22,401		---
Financial liabilities:
Deposits	$1,018,859	$	---		$826,476		$193,912
Accrued interest payable	56		---		56		---

Note 17: Components of Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activity related to each component of accumulated other comprehensive income (loss):

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	(14,011)	$(2,953)	$(16,964)
Unrealized holding gain on available for sale securities net of tax of $6,693	12,430	---	12,430
Reclassification adjustment, net of tax of ($1)	(1)	---	(1)
Net pension loss arising during the period, net of tax of ($574)	---	(1,066)	(1,066)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($39)	---	(71)	(71)
Balance at December 31, 2014	$(1,582)	$(4,090)	$(5,672)
Unrealized holding loss on available for sale securities net of tax of ($571)	(1,064)	---	(1,064)
Reclassification adjustment, net of tax of ($12)	(21)	---	(21)
Net pension loss arising during the period, net of tax of ($597)	---	(1,108)	(1,108)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($38)	---	(72)	(72)
Balance at December 31, 2015	$(2,667)	$(5,270)	$(7,937)
Unrealized holding loss on available for sale securities net of tax of ($431)	(800)	---	(800)
Reclassification adjustment, net of tax of ($65)	(121)	---	(121)
Net pension gain arising during the period, net of tax of $132	---	271	271
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($38)	---	(72)	(72)
Balance at December 31, 2016	$(3,588)	$(5,071)	$(8,659)

The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Component of Accumulated Other Comprehensive Income (Loss)
Reclassification out of unrealized gains and losses on available-for-sale securities:
Realized securities gain, net	$(186)	$(33)	$(2)
Income tax benefit	(65)	(12)	(1)
Realized gain on available-for-sale securities, net of tax, reclassified out of accumulated other comprehensive income (loss)	$(121)	$(21)	$(1)
Amortization of defined benefit pension items:
Prior service costs(1)	$(110)	$(110)	$(110)
Income tax benefit	(38)	(38)	(39)
Amortization of defined benefit pension items, net of tax, reclassified out of accumulated other comprehensive income (loss)	$(72)	$(72)	$(71)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. (For additional information, see Note 8, "Employee Benefit Plans.")

Note 18. Intangible Assets and Goodwill

In accounting for goodwill and intangible assets, the Company conducts an impairment review at least annually and more frequently if certain impairment indicators are evident. Accounting guidance provides the option of performing a preliminary assessment of qualitative factors before performing more substantial testing for impairment. If the preliminary assessment indicates that it is more likely than not that fair value is below carrying value, a two-step test is employed to determine impairment. The Company opted not to perform the preliminary assessment and employed the two-step test to determine impairment. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2016, 2015 or 2014.

Information concerning goodwill and intangible assets for years ended December 31, 2016 and 2015 is presented in the following table:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2016
Amortizable core deposit intangibles	$16,257	$16,139	$118
Unamortizable goodwill	5,848	---	5,848
Intangible assets and goodwill	$22,105	$16,139	$5,966

December 31, 2015
Amortizable core deposit intangibles	$16,257	$15,881	$376
Unamortizable goodwill	5,848	---	5,848
Intangible assets and goodwill	$22,105	$15,881	$6,224

As of December 31, 2016, the estimated amortization expense of core deposit intangibles are as follows:

2017	68
2018	50
Thereafter	---
Total	$118

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

National Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Bankshares, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Bankshares, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2017 expressed an unqualified opinion on the effectiveness of National Bankshares, Inc. and subsidiaries' internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

National Bankshares, Inc.

We have audited National Bankshares, Inc. and subsidiaries®€™ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. National Bankshares, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, National Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016 of National Bankshares, Inc. and subsidiaries and our report dated March 8, 2017 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 8, 2017

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2016 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to the directors of Bankshares is set out under the caption “Election of Directors” of Bankshares' Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on May 9, 2017 ("Proxy Statement") which information is incorporated herein by reference.

The Board of Directors of Bankshares has a standing audit committee made up entirely of independent directors, as that term is defined in the NASDAQ Stock Market Listing Rules. In 2016, Dr. Lewis chaired the Audit Committee and its members were Mr. Ball, Dr. Dooley, Mr. Rakes (ex-officio) and Mr. Reynolds. Each member of the Audit Committee has extensive business experience; however, the Committee has identified Dr. Lewis as its financial expert, since he has a professional background which involves financial oversight responsibilities. Dr. Lewis oversaw the preparation of financial statements in his past role as President of New River Community College. He previously served as the College's Chief Financial Officer. The Audit Committee's Charter is available on the Company's web site at www.nationalbankshares.com.

Certain information required by Item 10 is incorporated herein by reference to the Company's Proxy under the headings "Election of Directors", "Stock Ownership of Directors and Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance Matters" and "Code of Ethics". The Company and each of its subsidiaries have adopted codes of ethics for directors, officers and employees, specifically including the Chief Executive Officer and Chief Financial Officer of Bankshares. These Codes of Ethics are available on the Company's web site at www.nationalbankshares.com.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation Discussion and Analysis." "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Company's Proxy Statement for the Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information that appears under the heading "Stock Ownership of Directors and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Shareholders. The information required by Item 201(d) of Regulation S-K is disclosed herein. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Directors Independence and Certain Transactions with Officers and Directors" and "Election of Directors - “Director Independence" in the Company's Proxy Statement for the Annual Meeting of Shareholders. As of December 31, 2016 there were no shares available for issuance or exercise, and there are no equity compensation plans in effect.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading "Independent Public Accountants" in the Company's Proxy Statement for the Annual Meeting of Shareholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of December 31, 2016 and 2015

Consolidated Statements of Income – Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Stockholders' Equity – Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Annual Report on Form

10-K.

(a) (3) Exhibits

A list of the exhibits filed or incorporated in this Annual Report by reference is as follows:

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8K filed on July 9, 2014)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)

*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xiii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xv)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xvi)	Salary Continuation Agreement dated January 20, 2012 between The National Bank of Blacksburg and Bryson J. Hunter	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on January 25, 2012)
*10(xvii)	Second Salary Continuation Agreement dated July 1, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on July 20, 2016)
*10(xviii)	Salary Continuation Agreement dated February 6, 2006 between National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xix)	First Amendment, dated December 19, 2007 to Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xx)	Second Amendment, dated June 12, 2008, to Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xxi)	Third Amendment, dated June 22, 2016, to Salary Continuation Agreeemnt for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
+21	Subsidiaries of the Registrant	Included herein
+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor's report included in this Form 10-K, into registrant's registration statement on Form S-8	(incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10K for fiscal year ended December 31, 2016)
+31(i)	Section 906 Certification of Chief Executive Officer	Page 93
+31(ii)	Section 906 Certification of Chief Financial Officer	Page 94
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 95
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 96
+101

The following materials from National Bankshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Included herein
*Indicates a management contract or compensatory plan required to be filed herein.

+Filed with this Annual Report on Form 10-K.

Item 16. Summary Information

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Bankshares, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL BANKSHARES, INC.

/s/ JAMES G. RAKES
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Date: March 8, 2017

	Date	Title
/s/ L. J. BALL	03/8/2017	Director
L. J. Ball

/s/ J. E. DOOLEY	03/8/2017	Director
J. E. Dooley

/s/ C. E. GREEN, III	03/8/2017	Director
C. E. Green, III

/s/ J. M. LEWIS	03/8/2017	Director
J. M. Lewis

/s/ M. G. MILLER	03/8/2017	Director
M. G. Miller

/s/ W. A. PEERY	03/8/2017	Director
W. A. Peery

/s/ J. G. RAKES	03/8/2017	Chairman of the Board
J. G. Rakes		President and Chief Executive Officer – National Bankshares, Inc. Director

/s/ G. P. REYNOLDS	03/8/2017	Director
G. P. Reynolds

/s/ J. M. SHULER	03/8/2017	Director
J. M. Shuler

Index of Exhibits

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit No.	Title	Page Number
21	Subsidiaries of the Registrant	Page 91
23	Consent of Yount, Hyde & Barbour, P.C.	Page 92
31(i)	Section 906 Certification of Chief Executive Officer	Page 93
31(ii)	Section 906 Certification of Chief Financial Officer	Page 94
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 95
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 96

90