Form 10-Q
period 2017-03-31
NATIONAL BANKSHARES INC
filed 2017-05-10
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [x] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer  [  ]    Accelerated filer  [x]     Non-accelerated filer  [  ]    (Do not check if a smaller reporting company)

Smaller reporting company  [  ]     Emerging growth company  [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act.

[ ] Yes   [ ] No

Note: the text of Form 10-Q does not, and this amendment will not, appear in the Code of Federal Regulations.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at May 8, 2017 6,957,974

(This report contains 55 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
$ in thousands, except per share data	2017	2016
Assets
Cash and due from banks	$13,654	$13,974
Interest-bearing deposits	85,552	80,268
Securities available for sale, at fair value	304,376	304,282
Securities held to maturity (fair value of $137,134 at March 31, 2017 and $137,692 at December 31, 2016)	133,596	134,957
Restricted stock, at cost	1,200	1,170
Loans held for sale	608	478
Loans:
Loans, net of unearned income and deferred fees	652,313	647,752
Less allowance for loan losses	(8,261)	(8,300)
Loans, net	644,052	639,452
Premises and equipment, net	8,675	8,853
Accrued interest receivable	5,267	5,260
Other real estate owned, net	2,952	3,156
Intangible assets and goodwill	5,936	5,966
Bank-owned life insurance	23,141	22,998
Other assets	14,117	13,128
Total assets	$1,243,126	$1,233,942

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$182,750	$171,946
Interest-bearing demand deposits	601,421	605,226
Savings deposits	99,193	96,829
Time deposits	163,116	169,441
Total deposits	1,046,480	1,043,442
Accrued interest payable	45	55
Other liabilities	13,614	12,182
Total liabilities	1,060,139	1,055,679
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,957,974 shares at March 31, 2017 and at December 31, 2016	8,698	8,698
Retained earnings	181,873	178,224
Accumulated other comprehensive loss, net	(7,584)	(8,659)
Total stockholders' equity	182,987	178,263
Total liabilities and stockholders' equity	$1,243,126	$1,233,942

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	March 31,	March 31,
$ in thousands, except per share data	2017	2016
Interest Income
Interest and fees on loans	$7,453	$7,334
Interest on interest-bearing deposits	148	162
Interest on securities – taxable	1,402	1,677
Interest on securities – nontaxable	1,235	1,311
Total interest income	10,238	10,484

Interest Expense
Interest on time deposits	202	274
Interest on other deposits	826	794
Total interest expense	1,028	1,068
Net interest income	9,210	9,416
Provision for loan losses	59	203
Net interest income after provision for loan losses	9,151	9,213

Noninterest Income
Service charges on deposit accounts	665	560
Other service charges and fees	69	72
Credit card fees	898	870
Trust income	401	323
BOLI income	143	147
Other income	328	345
Realized securities gain, net	---	24
Total noninterest income	2,504	2,341

Noninterest Expense
Salaries and employee benefits	3,543	3,568
Occupancy and furniture and fixtures	438	477
Data processing and ATM	565	411
FDIC assessment	95	141
Credit card processing	655	622
Intangible assets amortization	31	110
Net costs of other real estate owned	29	69
Franchise taxes	322	331
Other operating expenses	1,259	955
Total noninterest expense	6,937	6,684
Income before income taxes	4,718	4,870
Income tax expense	1,069	1,091
Net Income	$3,649	$3,779
Basic net income per common share	$0.52	$0.54
Fully diluted net income per common share	$0.52	$0.54
Weighted average number of common shares outstanding – basic	6,957,974	6,957,974
Weighted average number of common shares outstanding – diluted	6,957,974	6,957,974
Dividends declared per common share	$ ---	$ ---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	March 31,	March 31,
$ in thousands	2017	2016
Net Income	$3,649	$3,779

Other Comprehensive Income, Net of Tax
Unrealized holding gain on available for sale securities net of tax of $580 and $1,802 for the periods ended March 31, 2017 and 2016, respectively	1,075	3,348
Reclassification adjustment for gain included in net income, net of tax of ($2) for the period ended March 31, 2016	---	(4)
Other comprehensive income, net of tax of $580 and $1,800 for the periods ended March 31, 2017 and 2016, respectively	1,075	3,344
Total Comprehensive Income	$4,724	$7,123

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2017 and 2016

(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2015	$8,698	$171,353	$(7,937)	$172,114
Net income	---	3,779	---	3,779
Other comprehensive income, net of tax of $1,800	---	---	3,344	3,344
Balances at March 31, 2016	$8,698	$175,132	$(4,593)	$179,237

Balances at December 31, 2016	$8,698	$178,224	$(8,659)	$178,263
Net income	---	3,649	---	3,649
Other comprehensive income, net of tax of $580	---	---	1,075	1,075
Balances at March 31, 2017	$8,698	$181,873	$(7,584)	$182,987

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	March 31,	March 31,
$ in thousands	2017	2016
Cash Flows from Operating Activities
Net income	$3,649	$3,779
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	59	203
Depreciation of bank premises and equipment	204	193
Amortization of intangibles	31	110
Amortization of premiums and accretion of discounts, net	17	26
Gain on sales and calls of securities available for sale, net	---	(6)
Gain on calls of securities held to maturity, net	---	(18)
Loss and write-down on other real estate owned, net	8	31
Increase in cash value of bank-owned life insurance	(143)	(147)
Originations of mortgage loans held for sale	(2,771)	(2,567)
Proceeds from sale of mortgage loans held for sale	2,676	3,185
Gain on sale of mortgage loans held for sale	(35)	(47)
Net change in:
Accrued interest receivable	(7)	182
Other assets	(1,570)	397
Accrued interest payable	(10)	6
Other liabilities	1,432	1,351
Net cash provided by operating activities	3,540	6,678

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(5,284)	1,448
Proceeds from calls, principal payments, sales and maturities of securities available for sale	1,567	24,552
Proceeds from calls, principal payments and maturities of securities held to maturity	1,338	7,351
Purchases of securities available for sale	---	(53,360)
Net change in restricted stock	(30)	(41)
Purchases of loan participations	(487)	(440)
Collections of loan participations	14	15
Loan originations and principal collections, net	(4,231)	11,337
Proceeds from sale of other real estate owned	196	522
Recoveries on loans charged off	45	60
Proceeds from sale and purchases of premises and equipment, net	(26)	(14)
Net cash used in investing activities	(6,898)	(8,570)

Cash Flows from Financing Activities
Net change in time deposits	(6,325)	(7,087)
Net change in other deposits	9,363	6,740
Net cash provided by (used in) financing activities	3,038	(347)
Net change in cash and due from banks	(320)	(2,239)
Cash and due from banks at beginning of period	13,974	12,152
Cash and due from banks at end of period	$13,654	$9,913

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$1,038	$1,062
Income taxes paid	---	---

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$143	$453
Loans transferred to other real estate owned	---	---
Unrealized net gain on securities available for sale	1,655	5,144

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2016 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note 2:  Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	March 31, 2017	December 31, 2016
Real estate construction	$33,500	$36,345
Consumer real estate	159,524	157,718
Commercial real estate	335,121	336,457
Commercial non real estate	41,305	39,024
Public sector and IDA	50,575	45,474
Consumer non real estate	33,046	33,528
Gross loans	653,071	648,546
Less unearned income and deferred fees	(758)	(794)
Loans, net of unearned income and deferred fees	$652,313	$647,752

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

Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate the probability that collection will not occur when due according to the loan’s terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “other assets especially mentioned.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair value. Impaired loans that are not troubled debt restructures and for which fair value measurement indicates an impairment loss are designated nonaccrual. A restructured loan that maintains current status for at least six months may be in accrual status. Please refer to Note 1 of the Company’s 2016 Form 10-K, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

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

The analysis of certain factors results in standard allocations to all segments and classes. These factors include loan officers’ average years of experience, the risk from changes in loan review, unemployment levels, bankruptcy rates, the interest rate environment, and the competitive, legal and regulatory environments. Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include the risk from changes in lending policies, levels of past due loans, levels of nonaccrual loans, current class balance as a percentage of total loans, and the percentage of high risk loans within the class. Additionally, factors specific to each segment are analyzed and result in allocations to the segment. Please refer to the Company’s 2016 10-K, Note 1: Summary of Significant Accounting Policies for a discussion of risk factors pertinent to each class.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300
Charge-offs	---	---	(30)	---	---	(113)	---	(143)
Recoveries	---	---	12	4	---	29	---	45
Provision for loan losses	(61)	(84)	(103)	75	87	56	89	59
Balance, March 31, 2017	$377	$1,746	$3,617	$1,142	$417	$616	$346	$8,261

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297
Charge-offs	(29)	(22)	(124)	(211)	---	(67)	---	(453)
Recoveries	---	1	38	---	---	21	---	60
Provision for loan losses	(93)	(115)	(74)	308	(25)	3	199	203
Balance, March 31, 2016	$454	$1,730	$3,949	$752	$411	$584	$227	$8,107

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297
Charge-offs	(29)	(133)	(488)	(883)	---	(273)	---	(1,806)
Recoveries	---	2	83	10	---	64	---	159
Provision for loan losses	(109)	95	34	1,281	(106)	226	229	1,650
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300

	Allowance for Loan Losses as of March 31, 2017
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$24	$1	$	---	$	---	$	---	$	---	$25
Collectively evaluated for impairment		377	1,722	3,616		1,142		417		616		346	8,236
Total		$377	$1,746	$3,617		$1,142		$417		$616		$346	$8,261

	Allowance for Loan Losses as of December 31, 2016
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$25	$1	$	---	$	---	$	---	$	---	$26
Collectively evaluated for impairment		438	1,805	3,737		1,063		330		644		257	8,274
Total		$438	$1,830	$3,738		$1,063		$330		$644		$257	$8,300

	Loans as of March 31, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$266	$867	$7,726	$205	$	---	$2	$	---	$9,066
Collectively evaluated for impairment	33,234	158,657	327,395	41,100		50,575	33,044		---	644,005
Total	$33,500	$159,524	$335,121	$41,305		$50,575	$33,046	$	---	$653,071

	Loans as of December 31, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$270	$877	$7,782	$241	$	---	$3	$	---	$9,173
Collectively evaluated for impairment	36,075	156,841	328,675	38,783		45,474	33,525		---	639,373
Total	$36,345	$157,718	$336,457	$39,024		$45,474	$33,528	$	---	$648,546

A summary of ratios for the allowance for loan losses follows.

	As of the Three Months Ended March 31,		For the Year Ended December 31,
	2017	2016	2016
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.27%	1.33%	1.28%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.06%	0.26%	0.26%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	March 31,		December 31,
	2017	2016	2016
Nonperforming assets:
Nonaccrual loans	$1,040	$1,901	$1,168
Restructured loans in nonaccrual	4,640	4,504	4,687
Total nonperforming loans	5,680	6,405	5,855
Other real estate owned, net	2,952	3,612	3,156
Total nonperforming assets	$8,632	$10,017	$9,011
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.32%	1.64%	1.38%
Ratio of allowance for loan losses to nonperforming loans(1)	145.44%	126.57%	141.76%

(1)

The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Nonperforming loans do not include loans 90 days past due and still accruing or accruing restructured loans.

A summary of loans past due 90 days or more and impaired loans follows.

	March 31,				December 31,
	2017		2016		2016
Loans past due 90 days or more and still accruing		$63		$328	$63
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.01%		0.05%	0.01%
Accruing restructured loans		$3,747		$7,724	$3,769
Impaired loans:
Impaired loans with no valuation allowance		$8,172		$12,171	$8,269
Impaired loans with a valuation allowance		894		1,818	904
Total impaired loans		$9,066		$13,989	$9,173
Valuation allowance		(25)		(80)	(26)
Impaired loans, net of allowance		$9,041		$13,909	$9,147
Average recorded investment in impaired loans(1)		$9,123		$14,796	$11,585
Interest income recognized on impaired loans, after designation as impaired		$67		$125	$553
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loans that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. The Company also designates as impaired other loan relationships that meet the Company’s balance threshold of $250 and for which the Company does not expect to collect according to the note’s terms. No interest income was recognized on nonaccrual loans for the three months ended March 31, 2017 or March 31, 2016 or for the year ended December 31, 2016.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of March 31, 2017
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1)for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$280	$266	$266	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	642	604	266		338		13
Residential closed-end junior liens	191	191	---		191		7
Investor-owned residential real estate	72	72	---		72		4
Commercial Real Estate(2)
Multifamily real estate	1,364	1,091	1,091		---		---
Commercial real estate, owner-occupied	3,990	3,940	3,647		293		1
Commercial real estate, other	2,974	2,695	2,695		---		---
Commercial Non Real Estate(2)
Commercial and industrial	221	205	205		---		---
Consumer Non Real Estate
Automobile	3	2	2		---		---
Total	$9,737	$9,066	$8,172		$894		$25

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2016
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$280	$270	$270	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	648	609	267		342		14
Residential closed-end junior liens	195	195	---		195		7
Investor-owned residential real estate	73	73	---		73		4
Commercial Real Estate(2)
Multifamily real estate	1,364	1,091	1,091		---		---
Commercial real estate, owner occupied	4,005	3,957	3,663		294		1
Commercial real estate, other	2,997	2,734	2,734		---		---
Commercial Non Real Estate(2)
Commercial and industrial	255	241	241		---		---
Consumer Non Real Estate(2)
Automobile	3	3	3		---		---
Total	$9,820	$9,173	$8,269		$904		$26

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Three Months Ended March 31, 2017
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$267	$3
Consumer Real Estate(2)
Residential closed-end first liens	606	9
Residential closed-end junior liens	193	3
Investor-owned residential real estate	73	1
Commercial Real Estate(2)
Multifamily real estate	1,091	---
Commercial real estate, owner occupied	3,945	32
Commercial real estate, other	2,708	17
Commercial Non Real Estate(2)
Commercial and industrial	237	2
Consumer Non Real Estate
Automobile	3	---
Total	$9,123	$67

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Three Months Ended March 31, 2016
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$682	$	---
Consumer Real Estate(2)
Residential closed-end first liens	667		10
Residential closed-end junior liens	216		4
Investor-owned residential real estate	75		1
Commercial Real Estate(2)
Multifamily real estate	1,595		---
Commercial real estate, owner occupied	4,949		68
Commercial real estate, other	5,793		42
Commercial Non Real Estate(2)
Commercial and Industrial	819		---
Total	$14,796		$125

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Year Ended December 31, 2016
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$462	$10
Consumer Real Estate(2)
Residential closed-end first liens	642	38
Residential closed-end junior liens	207	13
Investor-owned residential real estate	74	4
Commercial Real Estate(2)
Multifamily real estate	1,366	12
Commercial real estate, owner occupied	4,342	206
Commercial real estate, other	3,947	263
Commercial Non Real Estate(2)
Commercial and industrial	541	7
Consumer Non Real Estate(2)
Automobile	4	---
Total	$11,585	$553

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

A restructured loan that maintains current status for at least six months may be returned to accrual status.

An analysis of past due and nonaccrual loans follows.

March 31, 2017
	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction(1)
Construction residential	$	---	$	---	$	---	$266
Consumer Real Estate(1)
Equity lines		73		---		---	---
Residential closed-end first liens		1,197		6		6	---
Residential closed-end junior liens		218		36		36	---
Investor-owned residential real estate		---		242		---	242
Commercial Real Estate(1)
Multifamily real estate		---		1,091		---	1,091
Commercial real estate, owner-occupied		270		1,178		---	1,178
Commercial real estate, other		---		---		---	2,695
Commercial Non Real Estate(1)
Commercial and industrial		36		186		1	205
Consumer Non Real Estate(1)
Credit cards		10		1		1	---
Automobile		290		15		15	3
Other consumer loans		64		4		4	---
Total		$2,158		$2,759		$63	$5,680

(1)     Only classes with past-due or nonaccrual loans are shown.

December 31, 2016
	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$	---	$	---	$270
Construction, other		25		---		---	---
Consumer Real Estate
Equity lines		10		---		---	---
Residential closed-end first liens		1,498		6		6	---
Residential closed-end junior liens		114		36		36	---
Investor-owned residential real estate		56		234		---	253
Commercial Real Estate
Multifamily real estate		132		1,091		---	1,091
Commercial real estate, owner occupied		339		202		---	1,183
Commercial real estate, other		---		80		---	2,814
Commercial Non Real Estate
Commercial and industrial		6		218		---	241
Public Sector and IDA
Public sector and IDA		---		---		---	---
Consumer Non Real Estate
Credit cards		8		5		5	---
Automobile		234		12		12	3
Other consumer loans		131		4		4	---
Total		$2,553		$1,888		$63	$5,855

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

Determination of risk grades was completed for the portfolio as of March 31, 2017 and December 31, 2016.

The following displays collectively-evaluated loans by credit quality indicator.

March 31, 2017

	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$10,950	$3,301	$	---
Construction, other	18,983	---		---
Consumer Real Estate
Equity lines	17,012	48		49
Closed-end first liens	84,807	870		583
Closed-end junior liens	4,775	15		66
Investor-owned residential real estate	49,561	330		541
Commercial Real Estate
Multifamily residential real estate	99,587	959		441
Commercial real estate owner-occupied	114,009	946		1,329
Commercial real estate, other	108,598	1,526		---
Commercial Non Real Estate
Commercial and industrial	38,343	2,739		18
Public Sector and IDA
States and political subdivisions	50,575	---		---
Consumer Non Real Estate
Credit cards	5,483	---		---
Automobile	14,984	27		166
Other consumer	11,753	619		12
Total	$629,420	$11,380		$3,205

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2016

	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$11,635	$3,468	$	---
Construction, other	20,972	---		---
Consumer Real Estate
Equity lines	17,034	82		---
Closed-end first liens	83,658	1,267		580
Closed-end junior liens	4,861	15		151
Investor-owned residential real estate	48,277	333		583
Commercial Real Estate
Multifamily residential real estate	99,002	1,733		---
Commercial real estate owner-occupied	120,170	1,188		1,425
Commercial real estate, other	103,534	1,543		80
Commercial Non Real Estate
Commercial and industrial	35,521	3,229		33
Public Sector and IDA
States and political subdivisions	45,474	---		---
Consumer Non Real Estate
Credit cards	5,978	---		---
Automobile	14,457	25		192
Other consumer	12,229	636		8
Total	$622,802	$13,519		$3,052

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $8,387 at March 31, 2017, $8,456 at December 31, 2016, and $12,228 at March 31, 2016.

The Company did not modify any loans in troubled debt restructures during the three month periods ended March 31, 2017 or March 31, 2016.

       The Company analyzed its TDR portfolio for loans that defaulted during the three month periods ended March 31, 2017 and March 31, 2016, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. Of the restructured loans that defaulted during the three month periods ended March 31, 2017 and March 31, 2016, none were modified within 12 months prior to default.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	March 31, 2017
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$291,278	$584	$4,649	$287,213
States and political subdivisions	9,977	185	---	10,162
Mortgage-backed securities	782	82	---	864
Corporate debt securities	6,015	69	127	5,957
Other securities	189	---	9	180
Total securities available for sale	$308,241	$920	$4,785	$304,376

	December 31, 2016
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$291,271	$492	$6,165	$285,598
States and political subdivisions	11,482	211	---	11,693
Mortgage-backed securities	845	85	---	930
Corporate debt securities	6,015	20	137	5,898
Other securities	189	---	26	163
Total securities available for sale	$309,842	$808	$6,328	$304,282

The amortized cost and fair value of single maturity securities available for sale at March 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	March 31, 2017
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$4,160	$4,169
Due after one year through five years	204,152	201,752
Due after give years through ten years	75,541	73,852
Due after ten years	24,199	24,423
No maturity	189	180
Total securities available for sale	$308,241	$304,376

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type are as follows.

	March 31, 2017
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$3,934	$220	$	---	$4,154
States and political subdivisions	128,437	3,834		558	131,713
Mortgage-backed securities	248	28		---	276
Corporate debt securities	977	14		---	991
Total securities held to maturity	$133,596	$4,096		$558	$137,134

	December 31, 2016
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$3,934	$201	$	---	$4,135
States and political subdivisions	129,783	3,579		1,082	132,280
Mortgage-backed securities	265	30		---	295
Corporate debt securities	975	7		---	982
Total securities held to maturity	$134,957	$3,817		$1,082	$137,692

The amortized cost and fair value of single maturity securities held to maturity at March 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	March 31, 2017
	Amortized Cost	Fair Value
Held to maturity:
Due in one year or less	$7,620	$7,778
Due after one year through five years	26,018	27,490
Due after give years through ten years	20,849	21,558
Due after ten years	79,109	80,308
Total securities held to maturity	$133,596	$137,134

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	March 31, 2017
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$264,648	$4,645	$1,995	$4
States and political subdivisions	21,505	483	1,389	75
Corporate debt securities	2,890	127	---	---
Other securities	---	---	180	9
Total	$289,043	$5,255	$3,564	$88

	December 31, 2016
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$260,150	$6,161	$996	$4
States and political subdivisions	31,257	934	1,316	148
Corporate debt securities	3,888	137	---	---
Other securities	---	---	163	26
Total	$295,295	$7,232	$2,475	$178

The Company had 314 securities with a fair value of $292,607 that were temporarily impaired at March 31, 2017.  The total unrealized loss on these securities was $5,343. Of the temporarily impaired total, 5 securities with a fair value of $3,564 and an unrealized loss of $88 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at March 31, 2017 for the reasons set out below.

U.S. Government agencies. The unrealized losses of $4 on US Government agency securities stemmed from 2 securities with a fair value of $1,995. The unrealized loss was caused by interest rate and market fluctuations. The contractual term of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

States and political subdivisions. This category’s unrealized losses of $75 on 2 securities with a fair value of $1,389 are primarily the result of interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. The Company purchases only investment-grade bonds with a Moody or Standard and Poor’s rating of A or better, and that comply with regulatory requirements. Bond ratings are monitored on an ongoing basis. Municipal obligations that experience a decline in credit rating are analyzed to determine appropriate action and accounting treatment. The company performs an analysis each quarter to determine whether any investments are other-than-temporarily impaired. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Other securities. The Company holds a small investment in community bank stock. One security with a fair value of $180 has an unrealized loss of $9. The value of this investment has been negatively affected by market conditions. Because the Company does not intend to sell this investment before recovery of its amortized cost basis, the Company does not consider this investment to be other-than-temporarily impaired.

Restricted stock. The Company held restricted stock of $1,200 as of March 31, 2017 and $1,170 as of December 31, 2016. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required ownership amounts are determined by the correspondent banks based upon NBB’s capital and percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $478,903 at March 31, 2017. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2017, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Note 5: Recent Accounting Pronouncements

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

During March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If the other components of net periodic benefit cost are not presented on a separate line or lines, the line item(s) used in the income statement must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

During March 2017, the FASB issued ASU 2017‐08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017‐08 will have on its consolidated financial statements.

Note 6: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended March 31,
	2017	2016
Service cost	$173	$174
Interest cost	186	189
Expected return on plan assets	(274)	(272)
Amortization of prior service cost	(27)	(27)
Recognized net actuarial loss	135	143
Net periodic benefit cost	$193	$207

2017 Plan Year Employer Contribution

For the three months ended March 31, 2017, the Company contributed $507 to the Plan for the 2016 plan year.

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

		Fair Value Measurements at March 31, 2017 Using
Description	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$287,213	$	---	$287,213	$	---
States and political subdivisions	10,162		---	10,162		---
Mortgage-backed securities	864		---	864		---
Corporate debt securities	5,957		---	5,957		---
Other securities	180		---	180		---
Total securities available for sale	$304,376	$	---	$304,376	$	---

		Fair Value Measurements at December 31, 2016 Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$285,598	$	---	$285,598	$	---
States and political subdivisions	11,693		---	11,693		---
Mortgage-backed securities	930		---	930		---
Corporate debt securities	5,898		---	5,898		---
Other securities	163		---	163		---
Total securities available for sale	$304,282	$	---	$304,282	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets offer at the report date for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2017 or December 31, 2016.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at March 31, 2017 and at December 31, 2016.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2017	Impaired loans net of valuation allowance	$869	$	---	$	---	$869
December 31, 2016	Impaired loans net of valuation allowance	878		---		---	878

The following tables present information about Level 3 Fair Value Measurements for March 31, 2017 and December 31, 2016.

March 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Discount rate	6.75%	–	8.00%	(7.35%)

December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Discount rate	6.75%	–	8.00%	(7.35%)

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2017	Other real estate owned net of valuation allowance	$2,952			$2,952
December 31, 2016	Other real estate owned net of valuation allowance	3,156	---	---	3,156

The following tables present information about Level 3 Fair Value Measurements for March 31, 2017 and December 31, 2016.

March 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	2.91%(1)	–	8.60%	(4.93%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	–	53.46%	(8.58%)

December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	2.91%(1)	–	8.60%	(6.48%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	–	53.46%	(13.66%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at March 31, 2017 and December 31, 2016, and, as such, the related fair values have not been estimated.

The estimated fair values and related carrying amounts of the Company’s financial instruments follow.

	March 31, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$13,654		$13,654	$	---	$	---
Interest-bearing deposits	85,552		85,552		---		---
Securities	437,972		---		441,510		---
Restricted securities	1,200		---		1,200		---
Loans held for sale	608		---		608		---
Loans, net	644,052		---		---		650,209
Accrued interest receivable	5,267		---		5,267		---
Bank-owned life insurance	23,141		---		23,141		---
Financial Liabilities:
Deposits	$1,046,480	$	---		$883,364		$160,473
Accrued interest payable	45		---		45		---

	December 31, 2016
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$13,974		$13,974	$	---	$	---
Interest-bearing deposits	80,268		80,268		---		---
Securities	439,239		---		441,974		---
Restricted securities	1,170		---		1,170		---
Loans held for sale	478		---		478		---
Loans, net	639,452		---		---		658,386
Accrued interest receivable	5,260		---		5,260		---
Bank-owned life insurance	22,998		---		22,998		---
Financial Liabilities:
Deposits	$1,043,442	$	---		$874,001		$166,946
Accrued interest payable	55		---		55		---

Note 8: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(2,667)	$(5,270)	$(7,937)
Unrealized holding gain on available for sale securities, net of tax of $1,802	3,348	---	3,348
Reclassification adjustment, net of tax of ($2)	(4)	---	(4)
Balance at March 31, 2016	$677	$(5,270)	$(4,593)

Balance at December 31, 2016	$(3,588)	$(5,071)	$(8,659)
Unrealized holding gain on available for sale securities net of tax of $580	1,075	---	1,075
Reclassification adjustment, net of tax of $0	---	---	---
Balance at March 31, 2017	$(2,513)	$(5,071)	$(7,584)

The following provides information regarding reclassifications out of accumulated comprehensive loss for the three month period ended March 31, 2017 and March 31, 2016.

	Three Months Ended
	March 31, 2017		March 31, 2016
Reclassifications out of unrealized gains on available-for-sale securities:
Realized securities gain, net	$	---	$(6)
Income taxes		---	2
Realized gain on available-for-sale securities, net of tax, reclassified out of accumulated other comprehensive loss	$	---	$(4)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the “Company”), which are not otherwise apparent from the consolidated financial statements and other information included in this report.  Please refer to the financial statements and other information included in this report as well as the 2016 Annual Report on Form 10-K for an understanding of the following discussion and analysis.

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

      The financial impact of the attacks include the amount of the theft, as well as costs of investigation and remediation and any associated litigation. The theft of funds totaled $570 in the May 2016 attack and $1,838 in the January 2017 attack. The Company has insurance coverage for cyber-attack incidents. The extent to which the insurance will cover the Company’s loss has not yet been determined, due to the ongoing investigation of the January intrusion and the claims process which is underway for both events. The costs of litigation for both attacks and the cost of investigation and remediation for the January 2017 attack cannot yet be reasonably or accurately estimated. As of March 31, 2017, the Company has appropriately accounted for the breaches.

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

The estimate of the allowance for March 31, 2017 considered market and portfolio conditions during the first three months of 2017 as well as the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended March 31, 2017. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Construction Loans. Construction loans are underwritten against projected cash flows from rental income, business and/or personal income from an owner-occupant or the sale of the property to an end-user. Associated risks may be mitigated by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements, and pre-sale contracts or pre-lease agreements.

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

Consumer Loans. Consumer loans include loans secured by automobiles, loans to consumers secured by other non-real estate collateral and loans to consumers that are unsecured. Automobile loans include loans secured by new or used automobiles. We originate automobile loans either on a direct basis or on an indirect basis through selected dealerships. We require borrowers to maintain collision insurance on automobiles securing consumer loans. Our procedures for underwriting consumer loans include an assessment of an applicant’s overall financial capacity, including credit history and the ability to meet existing obligations and payments on the proposed loan. An applicant’s creditworthiness is the primary consideration, and if the loan is secured by an automobile or other collateral, the underwriting process also includes a comparison of the value of the collateral security to the proposed loan amount.

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended March 31, 2017 and March 31, 2016 and the year ended December 31, 2016. The measures for March 31, 2017 and March 31, 2016 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Twelve Months Ended December 31, 2016
Return on average assets	1.21%	1.28%	1.24%
Return on average equity	8.20%	8.64%	8.30%
Basic earnings per share	$0.52	$0.54	$2.15
Fully diluted earnings per share	$0.52	$0.54	$2.15
Net interest margin (1)	3.49%	3.66%	3.51%
Noninterest margin (2)	1.47%	1.48%	1.36%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets for the three months ended March 31, 2017 was 1.21%, a decline of 7 basis points compared with the three months ended March 31, 2016 and a decline of 3 basis points compared with the twelve months ended December 31, 2016.

The annualized return on average equity was 8.20% for the three months ended March 31, 2017, a decline from 8.64% for the three month period ended March 31, 2016 and 8.30% for the twelve month period ended December 31, 2016.

The annualized net interest margin was 3.49% for the three months ended March 31, 2017, down 17 basis points from the 3.66% reported for the three months ended March 31, 2016, and down 2 basis points from the 3.51% reported for the twelve months ended December 31, 2016. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin improved 1 basis point from the three months ended March 31, 2016 but worsened by 11 basis points from the twelve months ended December 31, 2016. Please refer to the discussions under noninterest income and noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	March 31, 2017	December 31, 2016	Percent Change
Interest-bearing deposits	$85,552	$80,268	6.58%
Securities, at carrying value	439,172	440,409	(0.28)%
Loans, net	644,052	639,452	0.72%
Deposits	1,046,480	1,043,442	0.29%
Total assets	1,243,126	1,233,942	0.74%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	March 31, 2017	March 31, 2016	December 31, 2016
Nonperforming loans	$5,680	$6,405	$5,855
Loans past due 90 days or more, and still accruing	63	328	63
Other real estate owned	2,952	3,612	3,156
Allowance for loan losses to loans	1.27%	1.33%	1.28%
Net charge-off ratio	0.06%	0.26%	0.26%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	1.32%	1.64%	1.38%
Ratio of allowance for loan losses to nonperforming loans	145.44%	126.57%	141.76%

The Company’s risk analysis at March 31, 2017 determined an allowance for loan losses of $8,261 or 1.27% of loans, net of unearned income and deferred fees and costs, a decrease from levels at December 31, 2016 of $8,300 or 1.28% of loans, net of unearned income and deferred fees and costs. The determination of the appropriate level for the allowance for loan losses resulted in a provision for loan losses of $59 for the three months ended March 31, 2017, compared with $203 for the three months ended March 31, 2016 and $1,650 for the twelve months ended December 31, 2016. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $9,066 with specific allocations to the allowance for loan losses totaling $25 at March 31, 2017, compared with individually evaluated impaired loans of $9,173 with specific allocations totaling $26 at December 31, 2016. The specific allocation is determined based on criteria particular to each impaired loan.

For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, averaged over the most recent 8 quarters, and adjusted for factors that influence credit risk. Collectively evaluated loans totaled $644,005 on a gross basis and $643,252 net of unearned income and deferred fees and costs, with an allowance of $8,236 or 1.28% at March 31, 2017. At December 31, 2016, collectively evaluated loans totaled $639,373 on a gross basis and $638,584 net of unearned income and deferred fees and costs, with an allowance of $8,274 or 1.30% of the collectively-evaluated portfolio.

 Net charge-offs for the three months ended March 31, 2017 were $98 or 0.06% (annualized) of average loans, an improvement from $393 or 0.26% (annualized) for the three months ended March 31, 2016 and from $1,647 or 0.26% for the twelve months ended December 31, 2016. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

Economic factors influence credit risk and impact the allowance for loan loss. The Company's market area experienced some favorable economic signs and some weakening indicators when data at March 31, 2017 are compared with data at December 31, 2016. Personal bankruptcy rates and housing inventory decreased resulting in a lower requirement for the allowance for loan losses. Lower housing inventory is beneficial for the Company’s residential construction customers and reduces credit risk, resulting in a lower requirement for the allowance for loan losses. The business bankruptcy rate and the competitive, legal and regulatory environments remained at similar levels to those at December 31, 2016 with the same allocation requirement. The Federal Reserve’s increase to the federal funds rate is considered to slightly increase credit risk due to increased rates and payments for adjustable-rate loans, with a corresponding increase to the requirement for the allowance for loan losses. The unemployment rate worsened slightly and the residential vacancy rate worsened moderately when data at March 31, 2017 are compared with data at December 31, 2016, resulting in increased allocations to the allowance at March 31, 3017.

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days decreased to 0.33% of total loans at March 31, 2017, from 0.39% at December 31, 2016. Accruing loans past due 90 days or more as a percentage of total loans was 0.01% at March 31, 2017 and December 31, 2016. Nonaccrual loans decreased to 0.87% of total loans at March 31, 2017, from 0.90% at December 31, 2016. The decreases in past due and nonaccrual loans reduce the required level of the allowance for loan losses.

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

Collectively evaluated loans rated “special mention” were $11,380 at March 31, 2017, down from $13,519 at December 31, 2016. Collectively evaluated loans rated classified were $3,205 at March 31, 2017, slightly increased from $3,052 at December 31, 2016.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans slightly decreased by 0.70% from the level at December 31, 2016, and due to assertions made at the class level, the allocation remained at a similar level to the allocation at December 31, 2016.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to the total loans at March 31, 2017 declined one basis point from December 31, 2016. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio.

The following table discloses the other real estate owned in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	March 31, 2017	March 31, 2016	December 31, 2016
Real estate construction	$2,466	$2,870	$2,475
Consumer real estate	---	125	121
Commercial real estate	486	617	560
Total other real estate owned	$2,952	$3,612	$3,156
Other real estate owned in process	$1,376	$836	$321

(1)	Net of valuation allowance.

Other real estate owned decreased $204 from December 31, 2016 and $660 from March 31, 2016. As of March 31, 2017, loans secured by real estate totaling $1,376, of which $396 are secured by residential properties, are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

The Company continues to monitor risk levels within the loan portfolio. Please refer to Note 3: Allowance for Loan Losses, Nonperforming Assets and Impaired Loans for further information on collectively-evaluated loans, individually-evaluated impaired loans and the unallocated portion of the allowance for loan losses.

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

The Company codes modifications to assist in identifying troubled debt restructurings. The majority of modifications were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings follows:

Three Months Ended March 31, 2017
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	10	$4,145
Payment extensions for less than 3 months	37	906
Maturity date extensions of more than 3 months and up to 6 months	63	11,378
Maturity date extensions of more than 6 months and up to 12 months	78	3,302
Advances on non-revolving loans or capitalization	1	3
Maturity date extensions of more than 12 months	8	1,104
Change in amortization term or method	7	969
Renewal of expired Home Equity Line of Credit loans for additional 10 years	5	213
Renewal of single-payment notes	70	1,466
Total modifications that do not constitute TDRs	279	$23,486

Three Months Ended March 31, 2016
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	11	$11,919
Payment extensions for less than 3 months	25	434
Maturity date extensions of more than 3 months and up to 6 months	64	4,890
Maturity date extensions of more than 6 months and up to 12 months	69	3,337
Maturity date extensions of more than 12 months	4	2,358
Advances on non-revolving loans or capitalization	---	---
Change in amortization term or method	9	429
Renewal of expired Home Equity Line of Credit loans for additional 10 years	4	253
Renewal of single-payment notes	57	881
Total modifications that do not constitute TDRs	243	$24,501

Twelve Months Ended December 31, 2016
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	73	$34,080
Payment extensions for less than 3 months	142	2,475
Maturity date extensions of more than 3 months and up to 6 months	219	20,781
Maturity date extensions of more than 6 months and up to 12 months	274	13,277
Maturity date extensions of more than 12 months	17	3,073
Advances on non-revolving loans or capitalization	2	177
Change in amortization term or method	26	2,292
Renewal of expired Home Equity Line of Credit loans for additional 10 years	19	678
Renewal of single-payment notes	244	4,722
Total modifications that do not constitute TDRs	1,016	$81,555

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

The Company’s TDRs were $8,387 at March 31, 2017, a decrease from $8,456 at December 31, 2016. Accruing TDR loans amounted to $3,747 at March 31, 2017 and $3,769 at December 31, 2016. TDRs with at least six months of current payment history may accrue interest.

	TDR Status as of March 31, 2017
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$266	$	---	$	---	$	---	$266
Consumer real estate	867		519		348		---	---
Commercial real estate	7,231		2,880		---		---	4,351
Commercial non real estate	20		---		---		---	20
Consumer non real estate	3		---		---		---	3
Total TDR Loans	$8,387		$3,399		$348	$	---	$4,640

	TDR Status as of December 31, 2016
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$270	$	---	$	---	$	---	$270
Consumer real estate	877		717		160		---	---
Commercial real estate	7,282		2,892		---		---	4,390
Commercial non real estate	24		---		---		---	24
Consumer non real estate	3		---		---		---	3
Total TDR Loans	$8,456		$3,609		$160	$	---	$4,687

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. The Company did not modify any loans in troubled debt restructures during the three-month periods ended March 31, 2017 or March 31, 2016. Please refer to Note 3 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the three months ended March 31, 2017 and 2016 follows:

	Three Months Ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$649,907	$7,616	4.75%	$610,530	$7,505	4.94%
Taxable securities (5)	310,370	1,402	1.83%	253,681	1,677	2.66%
Nontaxable securities (1)(5)(6)	134,454	1,910	5.76%	142,865	2,031	5.72%
Interest-bearing deposits	72,322	148	0.83%	125,849	162	0.52%
Total interest-earning assets	$1,167,053	$11,076	3.85%	$1,132,925	$11,375	4.04%
Interest-bearing liabilities:
Interest-bearing demand deposits	$596,398	$819	0.56%	$558,095	$785	0.57%
Savings deposits	97,710	7	0.03%	91,261	9	0.04%
Time deposits	166,820	202	0.49%	189,587	274	0.58%
Total interest-bearing liabilities	$860,928	$1,028	0.48%	$838,943	$1,068	0.51%
Net interest income and interest rate spread		$10,048	3.37%		$10,307	3.53%
Net yield on average interest-earning assets			3.49%			3.66%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three month periods presented.
(2)	Included in interest income are loan fees of $116 and $103 for the three months ended March 31, 2017 and 2016, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The following tables reconcile net interest income on a fully-taxable equivalent basis to net interest income on a GAAP basis.

	Three Months Ended March 31,
	2017	2016
Net interest income, fully taxable equivalent basis	$10,048	$10,307
Less: taxable equivalent adjustment	(838)	(891)
Net interest income	$9,210	$9,416

The net interest margin decreased 17 basis points for the three month period ended March 31, 2017 when compared with the three month period ended March 31, 2016. The decrease in interest rate spread was driven by a decline in the yield on earning assets of 19 basis points, offset by a decline in the cost of interest-bearing liabilities of 3 basis points when the three month periods ended March 31, 2017 and 2016 are compared. The decline in the yield on earning assets resulted from lower rates on loans and securities during the three month period ended March 31, 2017 when compared with the same period ended March 31, 2016.

The 19 basis point decline in the yield on loans stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The yield on taxable securities was 83 basis points lower for the three months ended March 31, 2017, when compared with the same period in 2016. The yield on nontaxable securities increased 4 basis point over the three month period ended March 31, 2017. The market yield for securities of a comparable term has generally declined over the past year, causing matured and called bonds to be replaced with lower yielding investments.

For the three month period ended March 31, 2017, the decline in the cost of interest-bearing liabilities came mainly from a 9 basis point reduction in the cost of time deposits when compared with the three month period ended March 31, 2016. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The provision for loan losses for the three month period ended March 31, 2017 was $59, compared with $203 for the same period ended March 31, 2016. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at March 31, 2017 was 1.27%, which compares to 1.28% at December 31, 2016. The net charge-off ratio was 0.06% for the three months ended March 31, 2017 and 0.26% for the year ended December 31, 2016. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	March 31, 2017	March 31, 2016	Percent Change
Service charges on deposits	$665	$560	18.75%
Other service charges and fees	69	72	(4.17)%
Credit card fees	898	870	3.22%
Trust fees	401	323	24.15%
BOLI income	143	147	(2.72)%
Other income	328	345	(4.93)%
Realized securities gain, net	---	24	NM (1)

(1)   Change is not meaningful due to the small levels at March 31, 2017 and March 31, 2016.

Service charges on deposit accounts increased $105 for the three month period ended March 31, 2017 when compared with the same period ended March 31, 2016. The increase is primarily due to increased NSF and overdraft fee income from a new overdraft privilege program implemented in the third quarter of 2016.

Other service charges and fees decreased slightly when the three month period ended March 31, 2017 and March 31, 2016 are compared. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Service charges on deposits and other service charges and fees are subject to normal business fluctuation and are not due to changes in fee structure.

Credit card fees for the three month period ended March 31, 2017 increased $28, when compared with the same periods last year. The decline is the result of normal fluctuations.

Income from trust fees increased $78 or 24.15% for the three months ended March 31, 2017, compared with the three months ended March 31, 2016. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income declined slightly for the three month period ended March 31, 2017 when compared to the same period in 2016.

Other income includes fees on the sale of secondary-market mortgages, net gains from the sale of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. These areas fluctuate with market conditions and because of competitive factors. Other income for the three month period ended March 31, 2017 decreased $17, when compared with the same period ended March 31, 2016. Most of the decrease was due to a decline of $12 in the gain on sale of secondary-market mortgage loans due to decreased activity. Other income in 2016 benefitted from vendor signing incentives.

The Company did not realize any net securities gains or losses for the three month ended March 31, 2017. Securities gains for the three months ended March 31, 2016 were $24. Net realized securities gains and losses are market driven and have resulted from calls of securities.

Noninterest Expense

	Three Months Ended
	March 31, 2017	March 31, 2016	Percent Change
Salaries and employee benefits	$3,543	$3,568	(0.70)%
Occupancy, furniture and fixtures	438	477	(8.18)%
Data processing and ATM	565	411	37.47%
FDIC assessment	95	141	(32.62)%
Credit card processing	655	622	5.31%
Intangibles amortization	31	110	(71.82)%
Net costs of other real estate owned	29	69	(57.97)%
Franchise taxes	322	331	(2.72)
Other operating expenses	1,259	955	31.83%

Total noninterest expense increased $253 or 3.79% when the three months ended March 31, 2017 are compared to the same period of 2016. Noninterest expense benefited from decreases in salaries and employee benefits, occupancy, furniture and fixtures expense, FDIC assessment, amortization expense of intangible assets, net costs of other real estate owned and franchise tax expense. Noninterest expenses that increased were data processing and ATM expense, credit card processing and other operating expenses.

For the three month period ended March 31, 2017, salaries and employee benefits decreased $25 or 0.70% when compared with the same period in 2016. Fringe benefits declined as a result of a decreased requirement for the health insurance reserve, partially offset by an increase in other salary expense. Other salary expense includes expense for the Company’s employee stock ownership plan, defined benefit plan, BOLI and salary continuation plans.

Occupancy, furniture and fixtures expense for the three months ended March 31, 2017 decreased $39, as the result of small declines in multiple expense categories.

FDIC assessment expense for the three months ended March 31, 2017 decreased $46 when compared with the same period of 2016. The FDIC assessment is accrued based on a method provided by the FDIC. The calculation is based on average assets decreased by average tangible equity and incorporates risk-based factors to determine the amount of the assessment. The FDIC’s Deposit Insurance Fund reserve ratio reached a target threshold during the second quarter of 2016, resulting in lower FDIC insurance expense for many federally insured institutions.

Core deposit intangibles are the result of prior merger and acquisition activity and are amortized over a period of years. Some of the Company’s intangible assets became fully amortized during the first half of 2016. This accounted for the decline in intangibles amortization expense of $79 when the three month period ended March 31, 2017 and 2016 are compared.

Net costs of other real estate owned decreased $40 when the three month period ended March 31, 2017 is compared with the same period in 2016. The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense. During the first three months of 2017, the Company realized a net gain on the sale of OREO of $4, compared with a net loss of $16 on the sale of OREO during the first three months of 2016. Write downs on OREO properties declined $3 when the three months ended March 31, 2017 are compared with the three months ended March 31, 2016. Further decreasing OREO expenses was a $16 reduction in carrying expenses of OREO properties when the three month periods ended March 31, 2017 and March 31, 2016 are compared.

Franchise tax expense decreased $9 or 2.72% when the three months ended March 31, 2017 are compared with the three months ended March 31, 2016. Franchise tax is based on capital levels of the subsidiary bank.

Data processing and ATM expense increased $154 for the three months ended March 31, 2017 when compared with the same period of 2016, due to investments in new technology and infrastructure.

Credit card processing expense increased $33 for the three month period ended March 31, 2017, compared with the same period of 2016. This expense is driven by volume and other factors and is subject to a degree of variability.

Other operating expense increased $304 or 31.83% for the three month period ended March 31, 2017, compared with the same period of 2016. The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. The increase from the three-month period ended March 31, 2016 stemmed primarily from recognition of $125 in bankcard losses and an increase of $135 in consulting expense for investigation and remediation of the cybersecurity incidents.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	March 31, 2017	December 31, 2016	Percent Change
Interest-bearing deposits	$72,322	$102,819	(29.66)%
Securities available for sale and restricted stock	305,777	279,892	9.25%
Securities held to maturity	134,477	141,023	(4.64)%
Loans, net	641,406	613,366	4.57%
Total assets	1,224,870	1,206,745	1.50%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$171,084	$170,344	0.43%
Interest-bearing demand deposits	596,398	568,916	4.83%
Savings deposits	97,710	94,226	3.70%
Time deposits	166,820	180,301	(7.48)%
Stockholders’ equity	180,512	180,047	0.26%

Securities

Management regularly monitors the quality of the securities portfolio, and management closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances. See Note 4: Securities for additional information.

Loans

	March 31, 2017	December 31, 2016	Percent Change
Real estate construction loans	$33,500	$36,345	(7.83)%
Consumer real estate loans	159,524	157,718	1.15%
Commercial real estate loans	335,121	336,457	(0.40)%
Commercial non real estate loans	41,305	39,024	5.85%
Public sector and IDA	50,575	45,474	11.22%
Consumer non real estate	33,046	33,528	(1.44)%
Less: unearned income and deferred fees	(758)	(794)	(4.53)%
Loans, net of unearned income and deferred fees	$652,313	$647,752	0.70%

The Company’s loans, net of unearned income and deferred fees increased $4,561 or 0.70% from $647,752 at December 31, 2016 to $652,313 at March 31, 2017. The increase stemmed primarily from an increase in public sector and IDA loans of $5,101 or 11.22%.

The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products, reverse mortgages or loans with initial teaser rates.

Deposits

	March 31, 2017	December 31, 2016	Percent Change
Noninterest-bearing demand deposits	$182,750	$171,946	6.28%
Interest-bearing demand deposits	601,421	605,226	(0.63)%
Saving deposits	99,193	96,829	2.44%
Time deposits	163,116	169,441	(3.73)%
Total deposits	$1,046,480	$1,043,442	0.29%

Total deposits increased $3,038 or 0.29% from $1,043,442 at December 31, 2016 to $1,046,480 at March 31, 2017. Increases in noninterest-bearing demand deposits and savings deposits totaled $13,168. These increases were offset by a decline in time deposits of $6,325 and a decrease of $3,805 in interest-bearing demand deposits when March 31, 2017 is compared with December 31, 2016. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers appear unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At March 31, 2017, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At March 31, 2017, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At March 31, 2017, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At March 31, 2017, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At March 31, 2017, the loan to deposit ratio was 62.33%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at March 31, 2017 was $182,987, an increase of $4,724 or 2.65%, from the $178,263 at December 31, 2016.

Risk based capital ratios are shown in the following table.

	Ratios at March 31, 2017	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservative Buffer
Common Equity Tier I Capital Ratio	26.30%	4.50%	5.75%
Tier I Capital Ratio	26.30%	6.00%	7.25%
Total Capital Ratio	27.47%	8.00%	9.25%
Leverage Ratio	15.30%	4.00%	4.00%

Risk-based capital ratios are calculated in compliance with Federal Reserve rules based on Basel III capital requirements. The Company’s ratios are well above the required minimums at March 31, 2017.

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

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. Mortgages must meet strict underwriting and documentation requirements for the sale to be completed. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of March 31, 2017. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2017, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at March 31, 2017. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material as of March 31, 2017 and have not changed materially from those which were disclosed in the Company’s 2016 Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2016 in the Company’s 2016 Form 10-K.

Item 4.    Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2017 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2016 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Item5. Other Information

None.

Item 6.	Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: May 10, 2017	/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2017	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8K filed on July 9, 2014)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xiii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)

*10(xv)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xvii)	Second Salary Continuation Agreement dated July 1, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on July 20, 2016)
*10(xviii)	Salary Continuation Agreement dated February 6, 2006 between The National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xix)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xx)	Second Amendment, dated June 12, 2008, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xxi)	Third Amendment, dated June 22, 2016, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
+21	Subsidiaries of the Registrant	Included herein
+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	(incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10K for fiscal year ended December 31, 2016)
+31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
+31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 are formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Statements of Income for the three month period ended March 31, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three month period ended March 31, 2017 and 2016; (iii)Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

(included herewith)

*     Indicates a management contract or compensatory plan.