Form 10-Q
period 2017-06-30
NATIONAL BANKSHARES INC
filed 2017-08-09
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at August 3, 2017 6,957,974

(This report contains 60 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

     National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
$ in thousands, except per share data	2017	2016
Assets
Cash and due from banks	$12,936	$13,974
Interest-bearing deposits	89,096	80,268
Securities available for sale, at fair value	308,435	304,282
Securities held to maturity (fair value of $135,297 at June 30, 2017 and $137,692 at December 31, 2016)	130,712	134,957
Restricted stock, at cost	1,200	1,170
Loans held for sale	491	478
Loans:
Loans, net of unearned income and deferred fees	654,734	647,752
Less allowance for loan losses	(8,372)	(8,300)
Loans, net	646,362	639,452
Premises and equipment, net	8,557	8,853
Accrued interest receivable	5,139	5,260
Other real estate owned, net	3,008	3,156
Intangible assets and goodwill	5,923	5,966
Bank-owned life insurance	33,287	22,998
Other assets	14,208	13,128
Total assets	$1,259,354	$1,233,942

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$181,868	$171,946
Interest-bearing demand deposits	618,223	604,093
Savings deposits	140,325	136,789
Time deposits	121,941	130,614
Total deposits	1,062,357	1,043,442
Accrued interest payable	43	55
Other liabilities	12,668	12,182
Total liabilities	1,075,068	1,055,679
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,957,974 shares at June 30, 2017 and at December 31, 2016	8,698	8,698
Retained earnings	181,546	178,224
Accumulated other comprehensive loss, net	(5,958)	(8,659)
Total stockholders' equity	184,286	178,263
Total liabilities and stockholders' equity	$1,259,354	$1,233,942

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended June 30, 2017 and 2016

(Unaudited)

	June 30,	June 30,
$ in thousands, except per share data	2017	2016
Interest Income
Interest and fees on loans	$7,453	$7,289
Interest on interest-bearing deposits	231	150
Interest on securities – taxable	1,397	1,567
Interest on securities – nontaxable	1,214	1,286
Total interest income	10,295	10,292

Interest Expense
Interest on time deposits	135	181
Interest on other deposits	913	882
Total interest expense	1,048	1,063
Net interest income	9,247	9,229
Provision for loan losses	464	654
Net interest income after provision for loan losses	8,783	8,575

Noninterest Income
Service charges on deposit accounts	692	569
Other service charges and fees	41	46
Credit and debit card fees	1,019	969
Trust income	361	354
BOLI income	146	151
Other income	192	455
Realized securities gain, net	4	74
Total noninterest income	2,455	2,618

Noninterest Expense
Salaries and employee benefits	3,438	2,907
Occupancy and furniture and fixtures	469	448
Data processing and ATM	541	595
FDIC assessment	91	145
Credit and debit card processing	725	712
Intangible assets amortization	12	68
Net costs of other real estate owned	55	39
Franchise taxes	329	322
Other operating expenses	1,038	1,002
Total noninterest expense	6,698	6,238
Income before income taxes	4,540	4,955
Income tax expense	970	1,090
		(continued	)

Net Income	$3,570	$3,865
Basic net income per common share	$0.51	$0.56
Fully diluted net income per common share	$0.51	$0.56
Weighted average number of common shares outstanding – basic and diluted	6,957,974	6,957,974
Dividends declared per common share	$0.56	$0.55

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended June 30, 2017 and 2016

(Unaudited)

	June 30,	June 30,
$ in thousands	2017	2016
Net Income	$3,570	$3,865

Other Comprehensive Income, Net of Tax
Unrealized holding gain on available for sale securities net of tax of $874 and $368 for the periods ended June 30, 2017 and 2016, respectively	1,626	684
Reclassification adjustment for gain included in net income, net of tax of ($16) for the period ended June 30, 2016	---	(30)
Other comprehensive income, net of tax of $874 and $352 for the periods ended June 30, 2017 and 2016, respectively	1,626	654
Total Comprehensive Income	$5,196	$4,519

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Six Months Ended June 30, 2017 and 2016

(Unaudited)

	June 30,	June 30,
$ in thousands, except per share data	2017	2016
Interest Income
Interest and fees on loans	$14,906	$14,623
Interest on interest-bearing deposits	379	312
Interest on securities – taxable	2,799	3,244
Interest on securities – nontaxable	2,449	2,597
Total interest income	20,533	20,776

Interest Expense
Interest on time deposits	280	375
Interest on other deposits	1,796	1,756
Total interest expense	2,076	2,131
Net interest income	18,457	18,645
Provision for loan losses	523	857
Net interest income after provision for loan losses	17,934	17,788

Noninterest Income
Service charges on deposit accounts	1,357	1,129
Other service charges and fees	110	118
Credit and debit card fees	1,917	1,839
Trust income	762	677
BOLI income	289	298
Other income	520	800
Realized securities gain, net	4	98
Total noninterest income	4,959	4,959

Noninterest Expense
Salaries and employee benefits	6,981	6,475
Occupancy and furniture and fixtures	907	925
Data processing and ATM	1,106	1,006
FDIC assessment	186	286
Credit and debit card processing	1,380	1,334
Intangible assets amortization	43	178
Net costs of other real estate owned	84	108
Franchise taxes	651	653
Other operating expenses	2,297	1,957
Total noninterest expense	13,635	12,922
Income before income taxes	9,258	9,825
Income tax expense	2,039	2,181
		(continued	)

Net Income	$7,219	$7,644
Basic net income per common share	$1.04	$1.10
Fully diluted net income per common share	$1.04	$1.10
Weighted average number of common shares outstanding – basic and diluted	6,957,974	6,957,974
Dividends declared per common share	$0.56	$0.55

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Six Months Ended June 30, 2017 and 2016

(Unaudited)

	June 30,	June 30,
$ in thousands	2017	2016
Net Income	$7,219	$7,644

Other Comprehensive Income, Net of Tax
Unrealized holding gain on available for sale securities net of tax of $1,454 and $2,170 for the periods ended June 30, 2017 and 2016, respectively	2,701	4,032
Reclassification adjustment for gain included in net income, net of tax of ($18) for the period ended June 30, 2016	---	(34)
Other comprehensive income, net of tax of $1,454 and $2,152 for the periods ended June 30, 2017 and 2016, respectively	2,701	3,998
Total Comprehensive Income	$9,920	$11,642

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2017 and 2016

(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2015	$8,698	$171,353	$(7,937)	$172,114
Net income	---	7,644	---	7,644
Dividends $0.55 per share	---	(3,828)	---	(3,828)
Other comprehensive income, net of tax of $2,152	---	---	3,998	3,998
Balances at June 30, 2016	$8,698	$175,169	$(3,939)	$179,928

Balances at December 31, 2016	$8,698	$178,224	$(8,659)	$178,263
Net income	---	7,219	---	7,219
Dividends $0.56 per share	---	(3,897)	---	(3,897)
Other comprehensive income, net of tax of $1,454	---	---	2,701	2,701
Balances at June 30, 2017	$8,698	$181,546	$(5,958)	$184,286

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016

(Unaudited)

	June 30,	June 30,
$ in thousands	2017	2016
Cash Flows from Operating Activities
Net income	$7,219	$7,644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	523	857
Depreciation of bank premises and equipment	400	393
Amortization of intangibles	43	178
Amortization of premiums and accretion of discounts, net	31	48
Gain on sales and calls of securities available for sale, net	---	(52)
Gain on calls of securities held to maturity, net	(4)	(46)
Loss and write-down on other real estate owned, net	49	55
Increase in cash value of bank-owned life insurance	(289)	(298)
Originations of mortgage loans held for sale	(4,889)	(6,431)
Proceeds from sale of mortgage loans held for sale	4,953	6,508
Gain on sale of mortgage loans held for sale	(77)	(106)
Net change in:
Accrued interest receivable	121	510
Other assets	(2,534)	(1,307)
Accrued interest payable	(12)	---
Other liabilities	486	(133)
Net cash provided by operating activities	6,020	7,820

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(8,828)	54,919
Proceeds from calls, principal payments, sales and maturities of securities available for sale	9,334	122,457
Proceeds from calls, principal payments and maturities of securities held to maturity	4,204	13,591
Purchases of securities available for sale	(9,318)	(183,355)
Net change in restricted stock	(30)	(41)
Purchase of BOLI	(10,000)	---
Purchases of loan participations	(672)	(1,446)
Collections of loan participations	743	584
Loan originations and principal collections, net	(7,702)	(12,097)
Proceeds from sales of other real estate owned	196	685
Recoveries on loans charged off	101	92
Proceeds from sale and purchases of premises and equipment, net	(104)	(92)
Net cash used in investing activities	(22,076)	(4,703)
		(continued )

Cash Flows from Financing Activities
Net change in time deposits	(8,673)	(11,931)
Net change in other deposits	27,588	14,810
Cash dividends paid	(3,897)	(3,828)
Net cash provided by (used in) financing activities	15,018	(949)
Net change in cash and due from banks	(1,038)	2,168
Cash and due from banks at beginning of period	13,974	12,152
Cash and due from banks at end of period	$12,936	$14,320

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$2,088	$2,131
Income taxes paid	2,151	2,250

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$552	$1,051
Loans transferred to other real estate owned	97	---
Unrealized net gain on securities available for sale	4,155	6,150

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the six month period ended June 30, 2017 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2016 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note 2:

Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	June 30, 2017	December 31, 2016
Real estate construction	$34,567	$36,345
Consumer real estate	162,368	157,718
Commercial real estate	331,713	336,457
Commercial non real estate	43,539	39,024
Public sector and IDA	49,533	45,474
Consumer non real estate	33,672	33,528
Gross loans	655,392	648,546
Less unearned income and deferred fees and costs	(658)	(794)
Loans, net of unearned income and deferred fees and costs	$654,734	$647,752

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

Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate the probability that collection will not occur when due according to the loan’s contractual terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “other assets especially mentioned.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair value. Impaired loans that are not troubled debt restructures and for which fair value measurement indicates an impairment loss are designated nonaccrual. A restructured loan that maintains current status for at least six months may be in accrual status. Please refer to Note 1 of the Company’s 2016 Form 10-K, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300
Charge-offs	---	(138)	(122)	(73)	---	(219)	---	(552)
Recoveries	---	1	36	10	---	54	---	101
Provision for loan losses	(87)	340	116	103	83	218	(250)	523
Balance, June 30, 2017	$351	$2,033	$3,768	$1,103	$413	$697	$7	$8,372

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297
Charge-offs	(29)	(89)	(125)	(708)	---	(100)	---	(1,051)
Recoveries	---	1	59	1	---	31	---	92
Provision for loan losses	(32)	(2)	(574)	1,537	(55)	(3)	(14)	857
Balance, June 30, 2016	$515	$1,776	$3,469	$1,485	$381	$555	$14	$8,195

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297
Charge-offs	(29)	(133)	(488)	(883)	---	(273)	---	(1,806)
Recoveries	---	2	83	10	---	64	---	159
Provision for loan losses	(109)	95	34	1,281	(106)	226	229	1,650
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300

	Allowance for Loan Losses as of June 30, 2017
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$22	$1	$	---	$	---	$	---	$	---	$23
Collectively evaluated for impairment		351	2,011	3,767		1,103		413		697		7	8,349
Total		$351	$2,033	$3,768		$1,103		$413		$697		$7	$8,372

	Allowance for Loan Losses as of December 31, 2016
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$25	$1	$	---	$	---	$	---	$	---	$26
Collectively evaluated for impairment		438	1,805	3,737		1,063		330		644		257	8,274
Total		$438	$1,830	$3,738		$1,063		$330		$644		$257	$8,300

	Loans as of June 30, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$3,300	$1,115	$5,646	$137	$	---	$2	$	---	$10,200
Collectively evaluated for impairment	31,267	161,253	326,067	43,402		49,533	33,670		---	645,192
Total	$34,567	$162,368	$331,713	$43,539		$49,533	$33,672	$	---	$655,392

	Loans as of December 31, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$270	$877	$7,782	$241	$	---	$3	$	---	$9,173
Collectively evaluated for impairment	36,075	156,841	328,675	38,783		45,474	33,525		---	639,373
Total	$36,345	$157,718	$336,457	$39,024		$45,474	$33,528	$	---	$648,546

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Six Months Ended June 30,		Year Ended December 31,
	2017	2016	2016
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees	1.28%	1.30%	1.28%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees(1)	0.14%	0.31%	0.26%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	June 30,		December 31,
	2017	2016	2016
Nonperforming assets:
Nonaccrual loans	$9	$1,751	$1,168
Restructured loans in nonaccrual	3,188	4,454	4,687
Total nonperforming loans	3,197	6,205	5,855
Other real estate owned, net	3,008	3,425	3,156
Total nonperforming assets	$6,205	$9,630	$9,011
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	0.94%	1.52%	1.38%
Ratio of allowance for loan losses to nonperforming loans(1)	261.87%	132.07%	141.76%

(1)

The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Nonperforming loans do not include loans 90 days past due and still accruing or accruing restructured loans.

A summary of loans past due 90 days or more and impaired loans follows.

	June 30,				December 31,
	2017		2016		2016
Loans past due 90 days or more and still accruing		$259		$316	$63
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees		0.04%		0.05%	0.01%
Accruing restructured loans		$3,711		$4,729	$3,769
Impaired loans:
Impaired loans with no valuation allowance		$9,320		$8,902	$8,269
Impaired loans with a valuation allowance		880		1,798	904
Total impaired loans		$10,200		$10,700	$9,173
Valuation allowance		(23)		(71)	(26)
Impaired loans, net of allowance		$10,177		$10,629	$9,147
Average recorded investment in impaired loans(1)		$12,017		$14,147	$11,585
Interest income recognized on impaired loans, after designation as impaired		$192		$149	$553
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)      Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loan relationships that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. The Company also designates as impaired other loan relationships that meet the Company’s balance threshold of $250 and for which the Company does not expect to collect according to the note’s contractual terms. No interest income was recognized on nonaccrual loans for the six months ended June 30, 2017 or June 30, 2016 or for the year ended December 31, 2016.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of June 30, 2017
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1)for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction, other	$3,300	$3,300	$3,300	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	635	596	264		332		12
Residential closed-end junior liens	184	184	---		184		6
Investor-owned residential real estate	351	335	263		72		4
Commercial Real Estate(2)
Commercial real estate, owner-occupied	2,996	2,991	2,699		292		1
Commercial real estate, other	2,952	2,655	2,655		---		---
Commercial Non Real Estate(2)
Commercial and industrial	153	137	137		---		---
Consumer Non Real Estate(2)
Automobile	2	2	2		---		---
Total	$10,573	$10,200	$9,320		$880		$23

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)    Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2016
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$280	$270	$270	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	648	609	267		342		14
Residential closed-end junior liens	195	195	---		195		7
Investor-owned residential real estate	73	73	---		73		4
Commercial Real Estate(2)
Multifamily real estate	1,364	1,091	1,091		---		---
Commercial real estate, owner occupied	4,005	3,957	3,663		294		1
Commercial real estate, other	2,997	2,734	2,734		---		---
Commercial Non Real Estate(2)
Commercial and industrial	255	241	241		---		---
Consumer Non Real Estate(2)
Automobile	3	3	3		---		---
Total	$9,820	$9,173	$8,269		$904		$26

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Six Months Ended June 30, 2017
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$3,335	$89
Consumer Real Estate(2)
Residential closed-end first liens	603	18
Residential closed-end junior liens	190	6
Investor-owned residential real estate	335	2
Commercial Real Estate(2)
Multifamily real estate	887	---
Commercial real estate, owner occupied	3,777	77
Commercial real estate, other	2,681	---
Commercial Non Real Estate(2)
Commercial and industrial	207	---
Consumer Non Real Estate(2)
Automobile	2	---
Total	$12,017	$192

(1)    Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)   Only classes with impaired loans are shown.

	For the Six Months Ended June 30, 2016
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$678	$	---
Consumer Real Estate(2)
Residential closed-end first liens	664		20
Residential closed-end junior liens	213		7
Investor-owned residential real estate	75		2
Commercial Real Estate(2)
Multifamily real estate	1,595		---
Commercial real estate, owner occupied	4,807		120
Commercial real estate, other	5,203		---
Commercial Non Real Estate(2)
Commercial and Industrial	912		---
Total	$14,147		$149

(1)   Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)   Only classes with impaired loans are shown.

	For the Year Ended December 31, 2016
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$462	$10
Consumer Real Estate(2)
Residential closed-end first liens	642	38
Residential closed-end junior liens	207	13
Investor-owned residential real estate	74	4
Commercial Real Estate(2)
Multifamily real estate	1,366	12
Commercial real estate, owner occupied	4,342	206
Commercial real estate, other	3,947	263
Commercial Non Real Estate(2)
Commercial and industrial	541	7
Consumer Non Real Estate(2)
Automobile	4	---
Total	$11,585	$553

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

A restructured loan that maintains current status for at least six months may be returned to accrual status.

An analysis of past due and nonaccrual loans follows.

June 30, 2017
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due		90 or More Days Past Due and Accruing		Nonaccruals(2)
Consumer Real Estate(1)
Equity lines	$91	$	---	$	---	$	---
Residential closed-end first liens	901		---		---		---
Residential closed-end junior liens	185		---		---		---
Investor-owned residential real estate	165		8		---		271
Commercial Real Estate(1)
Multifamily real estate	57		---		---		---
Commercial real estate, owner-occupied	122		133		---		133
Commercial real estate, other	---		---		---		2,655
Commercial Non Real Estate(1)
Commercial and industrial	258		318		200		136
Consumer Non Real Estate(1)
Credit cards	2		5		5		---
Automobile	132		33		33		2
Other consumer loans	75		21		21		---
Total	$1,988		$518		$259		$3,197

(1)   Only classes with past-due or nonaccrual loans are shown.

(2)   Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

December 31, 2016
	30 – 89 Days Past Due and Accruing		90 or More Days Past Due		90 or More Days Past Due and Accruing		Nonaccruals(2)
Real Estate Construction(1)
Construction, residential	$	---	$	---	$	---	$270
Construction, other		25		---		---	---
Consumer Real Estate(1)
Equity lines		10		---		---	---
Residential closed-end first liens		1,498		6		6	---
Residential closed-end junior liens		114		36		36	---
Investor-owned residential real estate		56		234		---	253
Commercial Real Estate(1)
Multifamily real estate		132		1,091		---	1,091
Commercial real estate, owner occupied		339		202		---	1,183
Commercial real estate, other		---		80		---	2,814
Commercial Non Real Estate(1)
Commercial and industrial		6		218		---	241
Consumer Non Real Estate(1)
Credit cards		8		5		5	---
Automobile		234		12		12	3
Other consumer loans		131		4		4	---
Total		$2,553		$1,888		$63	$5,855

(1)   Only classes with past-due or nonaccrual loans are shown.

(2)   Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

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

Determination of risk grades was completed for the portfolio as of June 30, 2017 and December 31, 2016.

The following displays collectively-evaluated loans by credit quality indicator.

June 30, 2017

	Pass	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$12,034	$	---	$	---
Construction, other	19,233		---		---
Consumer Real Estate
Equity lines	16,941		49		58
Closed-end first liens	84,718		1,817		995
Closed-end junior liens	4,711		32		15
Investor-owned residential real estate	51,613		---		304
Commercial Real Estate
Multifamily residential real estate	100,822		---		438
Commercial real estate owner-occupied	114,497		264		1,596
Commercial real estate, other	108,450		---		---
Commercial Non Real Estate
Commercial and industrial	41,926		1,476		---
Public Sector and IDA
States and political subdivisions	49,533		---		---
Consumer Non Real Estate
Credit cards	5,684		---		---
Automobile	15,271		78		182
Other consumer	12,413		38		4
Total	$637,846		$3,754		$3,592

(1)Excludes impaired, if any

    The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2016

	Pass	Special Mention (1)	Classified (1)
Real Estate Construction
Construction, 1-4 family residential	$11,635	$3,468	$	---
Construction, other	20,972	---		---
Consumer Real Estate
Equity lines	17,034	82		---
Closed-end first liens	83,658	1,267		580
Closed-end junior liens	4,861	15		151
Investor-owned residential real estate	48,277	333		583
Commercial Real Estate
Multifamily residential real estate	99,002	1,733		---
Commercial real estate owner-occupied	120,170	1,188		1,425
Commercial real estate, other	103,534	1,543		80
Commercial Non Real Estate
Commercial and industrial	35,521	3,229		33
Public Sector and IDA
States and political subdivisions	45,474	---		---
Consumer Non Real Estate
Credit cards	5,978	---		---
Automobile	14,457	25		192
Other consumer	12,229	636		8
Total	$622,802	$13,519		$3,052

(1)Excludes impaired, if any

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $6,899 at June 30, 2017, $8,456 at December 31, 2016, and $9,183 at June 30, 2016.

The following tables present restructurings by class that occurred during the three and six month periods ended June 30, 2017 and June 30, 2016. In both 2016 and 2017, the restructurings occurred in the second quarters; no restructurings occurred during the first quarters of either year.

	Restructurings That Occurred During the Three and Six Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, other	1	$132	$132
Commercial Non Real Estate
Commercial and industrial	2	118	118
Total	3	$250	$250

During the three month period ended June 30, 2017, the Company modified three loans in troubled debt restructurings. Each of the restructurings provided payment relief to the borrowers without forgiving principal or interest. One commercial non-real estate loan was restructured by extending the amortization period and lowering the payments. The other commercial non-real estate loan was restructured by decreasing the rate and changing the interest method from variable to fixed, as well as extending the amortization and reducing the payments. The commercial real estate loan's restructuring included a reduced interest rate and changing the interest method from variable to fixed. Interest was capitalized and the loan was re-amortized over a longer term. The loans were in nonaccrual prior to the restructuring and will remain in nonaccrual until they have met the Company's policy to return to accrual status. Impairment measurement did not result in a specific allocation for any of the loans restructured in 2017.

	Restructurings That Occurred During the Three and Six Months Ended June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, other	2	$3,008	$3,008
Total	2	$3,008	$3,008

During the three month period ended June 30, 2016, the Company modified two loans in troubled debt restructurings. The loans were originally modified in troubled debt restructurings in 2014 to provide payment relief by lowering the interest rate and allowing interest-only payments. The restructurings completed in 2016 lowered the interest rate slightly from the 2014 restructured terms and returned the loans to amortization with payments of principal and interest. The loans were in nonaccrual prior to the 2016 restructuring and will remain in nonaccrual until they have met the Company's policy to return to accrual status. The loans are collateral dependent and the fair value is measured using the collateral method. Impairment measurement did not result in a specific allocation for either loan.

The Company analyzed its TDR portfolio for loans that defaulted during the three and six month periods ended June 30, 2017 and June 30, 2016, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. Of the restructured loans that defaulted during the three and six month periods ended June 30, 2017 and June 30, 2016, none were modified within 12 months prior to default.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	June 30, 2017
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$294,602	$1,006	$2,832	$292,776
States and political subdivisions	8,283	159	---	8,442
Mortgage-backed securities	711	72	---	783
Corporate debt securities	6,015	255	28	6,242
Other securities	189	3	---	192
Total securities available for sale	$309,800	$1,495	$2,860	$308,435

	December 31, 2016
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$291,271	$492	$6,165	$285,598
States and political subdivisions	11,482	211	---	11,693
Mortgage-backed securities	845	85	---	930
Corporate debt securities	6,015	20	137	5,898
Other securities	189	---	26	163
Total securities available for sale	$309,802	$808	$6,328	$304,282

The amortized cost and fair value of single maturity securities available for sale at June 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	June 30, 2017
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$5,260	$5,256
Due after one year through five years	209,331	207,524
Due after give years through ten years	69,853	69,207
Due after ten years	25,167	26,256
No maturity	189	192
Total securities available for sale	$309,800	$308,435

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type are as follows.

	June 30, 2017
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$3,934	$243	$	---	$4,177
States and political subdivisions	125,563	4,356		55	129,864
Mortgage-backed securities	236	26		---	262
Corporate debt securities	979	15		---	994
Total securities held to maturity	$130,712	$4,640		$55	$135,297

	December 31, 2016
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$3,934	$201	$	---	$4,135
States and political subdivisions	129,783	3,579		1,082	132,280
Mortgage-backed securities	265	30		---	295
Corporate debt securities	975	7		---	982
Total securities held to maturity	$134,957	$3,817		$1,082	$137,692

The amortized cost and fair value of single maturity securities held to maturity at June 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	June 30, 2017
	Amortized Cost	Fair Value
Held to maturity:
Due in one year or less	$7,291	$7,434
Due after one year through five years	28,071	29,623
Due after give years through ten years	22,723	23,633
Due after ten years	72,627	74,607
Total securities held to maturity	$130,712	$135,297

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	June 30, 2017
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$241,874	$2,781	$7,949	$51
States and political subdivisions	3,702	23	789	32
Corporate debt securities	949	28	---	---
Total	$246,525	$2,832	$8,738	$83

	December 31, 2016
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$260,150	$6,161	$996	$4
States and political subdivisions	31,257	934	1,316	148
Corporate debt securities	3,888	137	---	---
Other securities	---	---	163	26
Total	$295,295	$7,232	$2,475	$178

The Company had 261 securities with a fair value of $255,263 that were temporarily impaired at June 30, 2017.  The total unrealized loss on these securities was $2,915. Of the temporarily impaired total, 9 securities with a fair value of $8,738 and an unrealized loss of $83 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at June 30, 2017 for the reasons set out below.

U.S. Government agencies. The unrealized losses of $51 on US Government agency securities stemmed from 8 securities with a fair value of $7,949. The unrealized loss was caused by interest rate and market fluctuations. The contractual term of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

States and political subdivisions. This category’s unrealized loss of $32 on 1 security with a fair value of $789 is primarily the result of interest rate and market fluctuations. The contractual terms of the investment does not permit the issuer to settle the security at a price less than the cost basis of the investment. The Company purchases only investment-grade bonds with a Moody or Standard and Poor’s rating of A or better, and that comply with regulatory requirements. Bond ratings are monitored on an ongoing basis. Municipal obligations that experience a decline in credit rating are analyzed to determine appropriate action and accounting treatment. The company performs an analysis each quarter to determine whether any investments are other-than-temporarily impaired. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Restricted stock. The Company held restricted stock of $1,200 as of June 30, 2017 and $1,170 as of December 31, 2016. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required ownership amounts are determined by the correspondent banks based upon NBB’s capital and percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $480,370 at June 30, 2017. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at June 30, 2017, management did not determine any impairment.

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

During May 2017, the FASB issued ASU 2017‐09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017‐08 will have on its consolidated financial statements.

Note 6: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Six Months Ended June 30,
	2017	2016
Service cost	$346	$348
Interest cost	372	378
Expected return on plan assets	(548)	(544)
Amortization of prior service cost	(54)	(54)
Recognized net actuarial loss	270	286
Net periodic benefit cost	$386	$414

2017 Plan Year Employer Contribution

For the six months ended June 30, 2017, the Company contributed $507 to the Plan.

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

		Fair Value Measurements at June 30, 2017 Using
Description	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$292,776	$	---	$292,776	$	---
States and political subdivisions	8,442		---	8,442		---
Mortgage-backed securities	783		---	783		---
Corporate debt securities	6,242		---	6,242		---
Other securities	192		---	192		---
Total securities available for sale	$308,435	$	---	$308,435	$	---

		Fair Value Measurements at December 31, 2016 Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$285,598	$	---	$285,598	$	---
States and political subdivisions	11,693		---	11,693		---
Mortgage-backed securities	930		---	930		---
Corporate debt securities	5,898		---	5,898		---
Other securities	163		---	163		---
Total securities available for sale	$304,282	$	---	$304,282	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets offer at the report date for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2017 or December 31, 2016.

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

The fair value of an impaired loan and measurement of associated loss is based on one of three methods: the observable market price of the loan, the present value of projected future cash flows, or the fair value of the collateral. The observable market price of a loan is categorized as a Level 1 input. The present value of projected cash flows method results in a Level 3 categorization because the calculation relies on the Company’s judgment to determine projected cash flows, which are then discounted at the current rate of the loan, or the rate prior to modification if the loan is a troubled debt restructure.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at June 30, 2017 and at December 31, 2016.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2017	Impaired loans net of valuation allowance	$857	$	---	$	---	$857
December 31, 2016	Impaired loans net of valuation allowance	878		---		---	878

The following tables present information about Level 3 Fair Value Measurements for June 30, 2017 and December 31, 2016.

June 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Discount rate	6.75%	–	8.00%	(7.36%)

December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Discount rate	6.75%	–	8.00%	(7.35%)

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2017	Other real estate owned net of valuation allowance	$3,008			$3,008
December 31, 2016	Other real estate owned net of valuation allowance	3,156	---	---	3,156

The following tables present information about Level 3 Fair Value Measurements for June 30, 2017 and December 31, 2016.

June 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	1.79%	–	11.09%	(4.91%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	1.41%	–	53.46%	(9.34%)

December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	2.91%	–	8.60%	(6.48%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	–	53.46%	(13.66%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at June 30, 2017 and December 31, 2016, and, as such, the related fair values have not been estimated.

The estimated fair values and related carrying amounts of the Company’s financial instruments follow.

	June 30, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,936		$12,936	$	---	$	---
Interest-bearing deposits	89,096		89,096		---		---
Securities	439,147		---		443,732		---
Restricted securities	1,200		---		1,200		---
Loans held for sale	491		---		491		---
Loans, net	646,362		---		---		647,133
Accrued interest receivable	5,139		---		5,139		---
Bank-owned life insurance	33,287		---		33,287		---
Financial Liabilities:
Deposits	$1,062,357	$	---		$940,416		$120,441
Accrued interest payable	43		---		43		---

	December 31, 2016
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$13,974		$13,974	$	---	$	---
Interest-bearing deposits	80,268		80,268		---		---
Securities	439,239		---		441,974		---
Restricted securities	1,170		---		1,170		---
Loans held for sale	478		---		478		---
Loans, net	639,452		---		---		658,386
Accrued interest receivable	5,260		---		5,260		---
Bank-owned life insurance	22,998		---		22,998		---
Financial Liabilities:
Deposits	$1,043,442	$	---		$912,828		$128,690
Accrued interest payable	55		---		55		---

Note 8: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(2,667)	$(5,270)	$(7,937)
Unrealized holding gain on available for sale securities, net of tax of $2,170	4,032	---	4,032
Reclassification adjustment, net of tax of ($18)	(34)	---	(34)
Balance at June 30, 2016	$1,331	$(5,270)	$(3,939)

Balance at December 31, 2016	$(3,588)	$(5,071)	$(8,659)
Unrealized holding gain on available for sale securities net of tax of $1,454	2,701	---	2,701
Balance at June 30, 2017	$(887)	$(5,071)	$(5,958)

The following provides information regarding reclassifications out of accumulated comprehensive loss for the three and six month periods ended June 30, 2017 and June 30, 2016.

	3 Months Ended			6 Months Ended
	June 30, 2017		June 30, 2016	June 30, 2017		June 30, 2016
Reclassifications out of unrealized gains and losses on available-for-sale securities:
Realized securities gain, net	$	---	$(46)	$	---	$(52)
Income taxes		---	(16)		---	(18)
Realized gain on available-for-sale securities, net of tax, reclassified out of accumulated other comprehensive loss	$	---	$(30)	$	---	$(34)

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

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of Form 10-K.

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

The Company retained a nationally recognized firm to investigate and remediate the May 2016 intrusion and a separate nationally recognized firm to investigate and remediate the January 2017 intrusion. The firms provided the Company with recommendations concerning its systems and procedures. The Company adopted and implemented all of the recommendations resulting from the investigation of the May 2016 intrusion and is in the process of adopting and implementing the recommendations from the investigation of the January 2017 intrusion.

The financial impact of the attacks include the amount of the theft, as well as costs of investigation and remediation and any associated litigation. The theft of funds totaled $570 in the May 2016 attack and $1,838 in the January 2017 attack. The Company has insurance coverage for cyber-attack incidents. The extent to which the insurance will cover the Company’s loss has not yet been determined, due to the ongoing claims process which is underway for both events. The costs of litigation for both attacks and the cost of investigation and remediation for the January 2017 attack cannot yet be reasonably or accurately estimated. As of June 30, 2017, the Company has appropriately accounted for the breaches.

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

Reclassifications

During the second quarter of 2017, the Company re-classified the presentation of certain deposits from time deposits and interest-bearing deposits to savings deposits. Prior periods have been re-stated for comparability. Reclassifications had no effect on prior year net income or shareholders' equity.

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

The estimate of the allowance for June 30, 2017 considered market and portfolio conditions during the first six months of 2017 as well as the levels of delinquencies at June 30, 2017 and net charge-offs in the eight quarters prior to the quarter ended June 30, 2017. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Underwriting decisions are based upon an analysis of the economic viability of the collateral and creditworthiness of the borrower. The Bank obtains appraisals from qualified certified independent appraisers to establish the value of collateral properties. The property’s projected net cash flows compared to the debt service requirement (the “debt service coverage ratio” or “DSC” ratio) is required to be 115% or greater, and is computed after deduction for a vacancy factor and property expenses, as appropriate. Borrower cash flow may be supplemented by a personal guarantee from the principal(s) of the borrower, and guarantees from other parties. The Bank requires title insurance, fire, and extended coverage casualty insurance, and flood insurance, if appropriate, in order to protect the security interest in the underlying property. In addition, the Bank may employ stress testing techniques on higher balance loans to determine repayment ability in a changing rate environment before granting loan approval.

Public Sector and Industrial Development Loans. The Company provides both long and short term loans to municipalities and other governmental entities within its geographical footprint. Borrowers include general taxing authorities such as a city or county, industrial/economic development authorities or utility authorities. Repayment sources are derived from taxation, such as property taxes and sales taxes, or revenue from the project financed with the loan. The Company’s underwriting considers local economic and population trends, reserves, and liabilities including pension liabilities.

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

Consumer real estate mortgages may have fixed interest rates for the entire term of the loan or variable interest rates subject to change after the first, third, or fifth year. Variable rates are based on the weekly average yield of United States Treasury Securities and are underwritten at indexed rates. We do not offer interest-only consumer mortgage loans, sub-prime loans, or any variation on subprime lending including hybrid loans and payment option ARMs, or any product with negative amortization. Sub-prime loans involve extending credit to borrowers who exhibit characteristics indicating a significantly higher risk of default than traditional bank lending customers. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years they automatically adjust to an adjustable rate mortgage. Payment option ARMs usually have adjustable rates, for which borrowers choose their monthly payment of either a full payment, interest only, or a minimum payment which may be lower than the payment required to reduce the balance of the loan in accordance with the originally underwritten amortization.

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

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended June 30, 2017 and June 30, 2016. The measures for June 30, 2017 and June 30, 2016 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Three Months Ended
	June 30, 2017	June 30, 2016
Return on average assets	1.15%	1.28%
Return on average equity	7.78%	8.66%
Basic earnings per share	$0.51	$0.56
Fully diluted earnings per share	$0.51	$0.56
Net interest margin (1)	3.42%	3.52%
Noninterest margin (2)	1.37%	1.23%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined 13 basis points for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. The annualized return on average equity decreased 88 basis points for the same period.

The annualized net interest margin was 3.42% for the three months ended June 30, 2017, down 10 basis points from the 3.52% reported for the three months ended June 30, 2016. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin worsened by 14 basis point from the three months ended June 30, 2016.

The following table presents the Company’s key performance ratios for the six months ended June 30, 2017 and June 30, 2016 and the year ended December 31, 2016. The measures for June 30, 2017 and June 30, 2016 are annualized, except for the basic earnings per share and fully diluted earnings per share.

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Twelve Months Ended December 31, 2016
Return on average assets	1.18%	1.28%	1.24%
Return on average equity	7.98%	8.65%	8.30%
Basic earnings per share	$1.04	$1.10	$2.15
Fully diluted earnings per share	$1.04	$1.10	$2.15
Net interest margin (1)	3.46%	3.59%	3.51%
Noninterest margin (2)	1.42%	1.35%	1.36%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets for the six months ended June 30, 2017 was 1.18%, a decline of 10 basis points compared with the six months ended June 30, 2016 and a decline of 6 basis points compared with the twelve months ended December 31, 2016.  The annualized return on average equity was 7.98% for the six months ended June 30, 2017, a decline from 8.65% for the six month period ended June 30, 2016 and 8.30% for the twelve month period ended December 31, 2016.

The annualized net interest margin was 3.46% for the six months ended June 30, 2017, down 13 basis points from the 3.59% reported for the six months ended June 30, 2016, and down 5 basis points from the 3.51% reported for the twelve months ended December 31, 2016. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin worsened by 7 basis points from the six months ended June 30, 2016 and worsened by 6 basis points from the twelve months ended December 31, 2016. Please refer to the discussions under noninterest income and noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	June 30, 2017	December 31, 2016	Percent Change
Interest-bearing deposits	$89,096	$80,268	11.00%
Securities, at carrying value	440,347	440,409	(0.01)%
Loans, net	646,362	639,452	1.08%
Deposits	1,062,357	1,043,442	1.81%
Total assets	1,259,354	1,233,942	2.06%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	June 30, 2017	June 30, 2016	December 31, 2016
Nonperforming loans	$3,197	$6,205	$5,855
Loans past due 90 days or more, and still accruing	259	316	63
Other real estate owned	3,008	3,425	3,156
Allowance for loan losses to loans	1.28%	1.30%	1.28%
Net charge-off ratio	0.14%	0.31%	0.26%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees, plus other real estate owned	0.94%	1.52%	1.38%
Ratio of allowance for loan losses to nonperforming loans	261.87%	132.07%	141.76%

The Company’s risk analysis at June 30, 2017 determined an allowance for loan losses of $8,372 or 1.28% of loans, net of unearned income and deferred fees and costs. At December 31, 2016 the allowance for loan losses was $8,300 or 1.28% of loans, net of unearned income and deferred fees and costs. At June 30, 2016 the allowance for loan losses was $8,195 or 1.30% of loans, net of unearned income and deferred fees and costs. The determination of the appropriate level for the allowance for loan losses resulted in a provision for loan losses of $523 for the six months ended June 30, 2017, compared with $857 for the six months ended June 30, 2016 and $1,650 for the twelve months ended December 31, 2016. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $10,200 with specific allocations to the allowance for loan losses of $23 at June 30, 2017. Individually evaluated impaired loans at December 31, 2016 were $9,173 with specific allocations to the allowance for loan losses of $26. At June 30, 2016 individually evaluated impaired loans were $10,700 with specific allocations totaling $71. The specific allocation is determined based on criteria particular to each impaired loan.

Collectively evaluated loans totaled $645,192 on a gross basis and $644,535 net of unearned income and deferred fees and costs, with an allowance of $8,349 or 1.30% of loans, net of unearned income and deferred fees and costs, at June 30, 2017. Collectively evaluated loans totaled $639,373 on a gross basis and $638,584 net of unearned income and deferred fees and costs, with an allowance of $8,274 or 1.30% at December 31, 2016. At June 30, 2016, collectively evaluated loans totaled $621,065 on a gross basis and $620,224 net of unearned income and deferred fees and costs, with an allowance of $8,124 or 1.31% of the collectively-evaluated portfolio.

 For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, averaged over the most recent 8 quarters, and adjusted for qualitative factors that influence credit risk. Qualitative factors evaluated for impact to credit risk include economic measures, asset quality indicators, loan characteristics, and internal Company policies and management.

Net charge-offs for the six months ended June 30, 2017 were $451 or 0.14% (annualized) of average loans, an improvement from $959 or 0.31% (annualized) for the six months ended June 30, 2016 and from $1,647 or 0.26% for the twelve months ended December 31, 2016. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

Economic factors influence credit risk and impact the allowance for loan loss. The Company's market area experienced some favorable economic signs and some weakening indicators when data at June 30, 2017 are compared with data at December 31, 2016. Residential vacancy and the unemployment rate improved, resulting in a lower requirement for the allowance for loan losses. Lower residential vacancy rates are beneficial for the Company’s residential construction customers and reduces credit risk, resulting in a lower requirement for the allowance for loan losses. The competitive, legal and regulatory environments and the inventory of new and existing homes remained at similar levels to those at December 31, 2016, with the same allocation requirement. The Federal Reserve’s increase to the federal funds rate is considered to slightly increase credit risk due to increased rates and payments for adjustable-rate loans, with a corresponding increase to the requirement for the allowance for loan losses. Additionally, the Company assessed negative impacts to credit risk for increases to the business and personal bankruptcy rates, resulting in an increased requirement for the allowance.

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days decreased to 0.30% of total loans at June 30, 2017, from 0.39% at December 31, 2016 and 0.35% at June 30, 2016. Accruing loans past due 90 days or more as a percentage of total loans were 0.04% at June 30, 2017, compared with 0.01% at December 31, 2016 and 0.05% at June 30, 2016. Nonaccrual loans decreased to 0.49% of total loans at June 30, 2017, from 0.90% at December 31, 2016 and 0.98% at June 30, 2016. Decreases in past due and nonaccrual loans reduce the required level of the allowance for loan losses, while increases in past due and nonaccrual loans increase the required level of the allowance for loan losses.

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

Collectively evaluated loans rated “special mention” were $3,754 at June 30, 2017, down from $13,519 at December 31, 2016 and $7,208 at June 30, 2016. Collectively evaluated loans rated classified were $3,592 at June 30, 2017, slightly increased from $3,052 at December 31, 2016, but decreased from $4,850 at June 30, 2016.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans remained at a similar level to the level at December 31, 2016, with similar allocations at June 30, 2017 and December 31, 2016.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to total loans, net of unearned income and deferred fees and costs at June 30, 2017 is 1.28%, the same level as the ratio at December 31, 2016. The ratio of the allowance for collectively-evaluated loan losses to collectively-evaluated loans, net of unearned income and deferred fees and costs was 1.30%, the same level as the ratio at December 31, 2016. Improvements from December 31, 2016 in the charge-off rate, loans 30-89 days past due, nonaccrual loans and loans rated special mention decreased the required level of the allowance for loan losses, offset by worsening in personal and business bankruptcy rates, housing inventory, the interest rate environment, accruing loans past due 90 days or more and collectively evaluated classified loans. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio.

The following table discloses the other real estate owned in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	June 30, 2017	June 30, 2016	December 31, 2016
Real estate construction	$2,425	$2,683	$2,475
Consumer real estate	97	125	121
Commercial real estate	486	617	560
Total other real estate owned	$3,008	$3,425	$3,156
Other real estate owned in process	$133	$735	$321

(1)	Net of valuation allowance.

Other real estate owned decreased $148 from December 31, 2016 and $417 from June 30, 2016. As of June 30, 2017, loans secured by real estate totaling $133, all of which are secured by residential properties, are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

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

The Company codes modifications to assist in identifying troubled debt restructurings. The majority of modifications were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings follows:

Six Months Ended June 30, 2017
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	18	$5,118
Payment extensions for less than 3 months	60	1,442
Maturity date extensions of more than 3 months and up to 6 months	113	16,954
Maturity date extensions of more than 6 months and up to 12 months	170	6,384
Advances on non-revolving loans or capitalization	4	3,364
Maturity date extensions of more than 12 months	9	1,132
Change in amortization term or method	15	3,070
Renewal of expired Home Equity Line of Credit loans for additional 10 years	6	213
Renewal of single-payment notes	123	2,459
Total modifications that do not constitute TDRs	518	$40,136

Six Months Ended June 30, 2016
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	25	$16,680
Payment extensions for less than 3 months	56	1,406
Maturity date extensions of more than 3 months and up to 6 months	122	8,986
Maturity date extensions of more than 6 months and up to 12 months	137	6,709
Maturity date extensions of more than 12 months	6	2,503
Advances on non-revolving loans or capitalization	---	---
Change in amortization term or method	14	1,026
Renewal of expired Home Equity Line of Credit loans for additional 10 years	7	275
Renewal of single-payment notes	119	2,057
Total modifications that do not constitute TDRs	486	$39,642

Twelve Months Ended December 31, 2016
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	73	$34,080
Payment extensions for less than 3 months	142	2,475
Maturity date extensions of more than 3 months and up to 6 months	219	20,781
Maturity date extensions of more than 6 months and up to 12 months	274	13,277
Maturity date extensions of more than 12 months	17	3,073
Advances on non-revolving loans or capitalization	2	177
Change in amortization term or method	26	2,292
Renewal of expired Home Equity Line of Credit loans for additional 10 years	19	678
Renewal of single-payment notes	244	4,722
Total modifications that do not constitute TDRs	1,016	$81,555

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

The Company’s TDRs were $6,899 at June 30, 2017, a decrease from $8,456 at December 31, 2016. Accruing TDR loans amounted to $3,711 at June 30, 2017 and $3,769 at December 31, 2016. TDRs with at least six months of current payment history may accrue interest.

	TDR Status as of June 30, 2017
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due		Nonaccrual
Consumer real estate	$1,115	$516	$336	$	---	$263
Commercial real estate	5,646	2,859	---		---	2,787
Commercial non real estate	136	---	---		---	136
Consumer non real estate	2	---	---		---	2
Total TDR Loans	$6,899	$3,375	$336	$	---	$3,188

	TDR Status as of December 31, 2016
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$270	$	---	$	---	$	---	$270
Consumer real estate	877		717		160		---	---
Commercial real estate	7,282		2,892		---		---	4,390
Commercial non real estate	24		---		---		---	24
Consumer non real estate	3		---		---		---	3
Total TDR Loans	$8,456		$3,609		$160	$	---	$4,687

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. The Company modified three loans during the three and six month periods ended June 30, 2017 and modified 2 loans during the three and six month periods ended June 30, 2016. Please refer to Note 3 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the three and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$652,208	$7,617	4.68%	$610,413	$7,444	4.90%
Taxable securities (5)	309,598	1,397	1.81%	283,699	1,567	2.22%
Nontaxable securities (1)(5)(6)	131,913	1,877	5.71%	140,107	1,991	5.72%
Interest-bearing deposits	87,694	231	1.06%	118,395	150	0.51%
Total interest-earning assets	$1,181,413	$11,122	3.78%	$1,152,614	$11,152	3.89%
Interest-bearing liabilities:
Interest-bearing demand deposits	$604,936	$852	0.56%	$573,683	$801	0.56%
Savings deposits	141,291	61	0.17%	135,273	81	0.24%
Time deposits	120,838	135	0.45%	142,566	181	0.51%
Total interest-bearing liabilities	$867,065	$1,048	0.48%	$851,522	$1,063	0.50%
Net interest income and interest rate spread		$10,074	3.30%		$10,089	3.39%
Net yield on average interest-earning assets			3.42%			3.52%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three month periods presented.
(2)	Included in interest income are loan fees of $70 and $110 for the three months ended June 30, 2017 and 2016, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(3)	$651,064	$15,233	4.72%	$610,471	$14,949	4.92%
Taxable securities (5)	309,983	2,799	1.82%	268,689	3,244	2.43%
Nontaxable securities (1)(5)(6)	133,176	3,787	5.73%	141,487	4,023	5.72%
Interest-bearing deposits	80,050	379	0.95%	122,122	312	0.51%
Total interest-earning assets	$1,174,273	$22,198	3.81%	$1,142,769	$22,528	3.96%
Interest-bearing liabilities:
Interest-bearing demand deposits	$600,098	$1,671	0.56%	$565,441	$1,586	0.56%
Savings deposits	138,921	125	0.18%	133,883	170	0.26%
Time deposits	124,994	280	0.45%	145,908	375	0.52%
Total interest-bearing liabilities	$864,013	$2,076	0.48%	$845,232	$2,131	0.51%
Net interest income and interest rate spread		$20,122	3.33%		$20,397	3.45%
Net yield on average interest-earning assets			3.46%			3.59%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the six month periods presented.
(2)	Included in interest income are loan fees of $186 and $213 for the six months ended June 30, 2017 and 2016, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The following tables reconcile net interest income on a fully-taxable equivalent basis to net interest income on a GAAP basis.

	Three Months Ended June 30,
	2017	2016
Net interest income, fully taxable equivalent basis	$10,074	$10,089
Less: taxable equivalent adjustment	(827)	(860)
Net interest income	$9,247	$9,229

	Six Months Ended June 30,
	2017	2016
Net interest income, fully taxable equivalent basis	$20,122	$20,397
Less: taxable equivalent adjustment	(1,665)	(1,752)
Net interest income	$18,457	$18,645

The net interest margin decreased 10 basis points for the three month period ended June 30, 2017 and 13 basis points for the six month period ended June 30, 2017 when compared with the three and six month periods ended June 30, 2016. The decrease in interest rate spread was driven by a decline in the yield on earning assets of 11 basis points for the three month period and 15 basis points for the six month period, offset by a decline in the cost of interest-bearing liabilities of 2 basis points for the three month period and 3 basis points for the six month period when the periods ended June 30, 2017 and 2016 are compared.

The yield on loans declined 22 basis points and 20 basis points, respectively, when the three and six month periods ended June 30, 2017 are compared with the same periods ended June 30, 2016. The declines stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The yield on taxable securities declined 41 basis points when the three month periods ended June 30, 2017 and June 30, 2016 are compared, and 61 basis points when the six months ended June 30, 2017 are compared with the same period in 2016. The yield on nontaxable securities decreased 1 basis point when the three month periods ended June 30, 2017 and June 30, 2016 are compared, but increased 1 basis point when the six month periods ended June 30, 2017 and June 30, 2016 are compared. The market yield for securities of a comparable term has generally declined over the past year, causing matured and called bonds to be replaced with lower yielding investments.

The decline in the cost of interest-bearing liabilities came from reductions in the cost of savings deposits and time deposits. The cost of savings deposits declined 7 basis points for the three month period and 8 basis points for the six month period ended June 30, 2017, when compared with the same periods ended June 30, 2016. The cost of time deposits declined 6 basis points and 7 basis points, respectively, when the three and six month periods ended June 30, 2017 and June 30, 2016 are compared. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The provision for loan losses for the three and six month periods ended June 30, 2017 was $464 and $523 respectively, compared with $654 and $857 respectively, for the same periods ended June 30, 2016. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at June 30, 2017 was 1.28%, which compares to 1.28% at December 31, 2016 and 1.30% at June 30, 2016. The net charge-off ratio was 0.14% for the six months ended June 30, 2017, 0.31% for the six months ended June 30, 2016 and 0.26% for the year ended December 31, 2016. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	June 30, 2017	June 30, 2016	Percent Change
Service charges on deposits	$692	$569	21.62%
Other service charges and fees	41	46	(10.87)%
Credit and debit card fees	1,019	969	5.16%
Trust fees	361	354	1.98%
BOLI income	146	151	(3.31)%
Other income	192	455	(57.80)%
Realized securities gain, net	4	74	(94.59)%

	Six Months Ended
	June 30, 2017	June 30, 2016	Percent Change
Service charges on deposits	$1,357	$1,129	20.19%
Other service charges and fees	110	118	(6.78)%
Credit and debit card fees	1,917	1,839	4.24%
Trust fees	762	677	12.56%
BOLI income	289	298	(3.02)%
Other income	520	800	(35.00)%
Realized securities gain, net	4	98	(95.92)%

Service charges on deposit accounts increased $123 for the three month period and $228 for the six month period ended June 30, 2017 when compared with the same periods ended June 30, 2016. The increase is primarily due to increased NSF and overdraft fee income from a new overdraft privilege program implemented in the third quarter of 2016.

Other service charges and fees decreased slightly when the three and six month periods ended June 30, 2017 are compared with the same periods ended June 30, 2016. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Service charges on deposits and other service charges and fees are subject to normal business fluctuation and are not due to changes in fee structure.

Credit and debit card fees for the three month period increased $50 and increased $78 for six month period ended June 30, 2017, when compared with the same periods last year. Credit and debit card fees are based on volume and other factors.

Income from trust fees increased $7 or 1.98% for the three months ended June 30, 2017 and $85 or 12.56% for the six months ended June 30, 2017, compared with the three and six month periods ended June 30, 2016. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income declined slightly for the three and six month periods ended June 30, 2017 when compared to the same periods in 2016. The Company purchased $10 million in additional BOLI investments as of June 30, 2017, which will positively impact BOLI income in future quarters.

Other income includes fees on the sale of secondary-market mortgages, net gains from the sale of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. These areas fluctuate with market conditions and because of competitive factors. Other income decreased $263 or 57.80% for the three month period and $280 or 35% for the six month period ended June 30, 2017, when compared with the same periods ended June 30, 2016. Most of the decrease was due to a one-time vendor signing incentives received in the second quarter of 2016.

The Company realized net securities gains of $4 during the second quarter of 2017. The Company realized net securities gains of $74 for the three month period and $98 for the six month period ended June 30, 2016. Net realized securities gains and losses are market driven and have resulted from calls of securities.

Noninterest Expense

	Three Months Ended
	June 30, 2017	June 30, 2016	Percent Change
Salaries and employee benefits	$3,438	$2,907	18.27%
Occupancy, furniture and fixtures	469	448	4.69%
Data processing and ATM	541	595	(9.08)%
FDIC assessment	91	145	(37.24)%
Credit and debit card processing	725	712	1.83%
Intangibles amortization	12	68	(82.35)%
Net costs of other real estate owned	55	39	41.03%
Franchise taxes	329	322	2.17%
Other operating expenses	1,038	1,002	3.59%

	Six Months Ended
	June 30, 2017	June 30, 2016	Percent Change
Salaries and employee benefits	$6,981	$6,475	7.81%
Occupancy, furniture and fixtures	907	925	(1.95)%
Data processing and ATM	1,106	1,006	9.94%
FDIC assessment	186	286	(34.97)%
Credit and debit card processing	1,380	1,334	3.45%
Intangibles amortization	43	178	(75.84)%
Net costs of other real estate owned	84	108	(22.22)%
Franchise taxes	651	653	(0.31)%
Other operating expenses	2,297	1,957	17.37%

Total noninterest expense increased $460 or 7.37% for the three month period and $713 or 5.52% for the six month period ended June 30, 2017 when compared with the same periods of 2016. The increases were driven by increases in salaries and employee benefits and other operating expenses, offset by decreases in the FDIC assessment and intangible asset amortization.

Salaries and employee benefits increased $531 or 18.27% for the three month period and $506 or 7.81% for the six month period ended June 30, 2017 when compared with the same periods in 2016. This expense category includes employee salaries, payroll taxes, insurance and fringe benefits, ESOP contribution accruals, defined benefit plan expense, and BOLI and salary continuation expenses. Insurance expense received a $150 benefit in June 2016 for reduced funding requirements. BOLI and salary continuation plan expense increased $43 while the remainder of the increase was due to normal staffing and compensation decisions.

Occupancy, furniture and fixtures expense increased slightly for the three month period and decreased $18 for the six month period ended June 30, 2017, compared with the same periods of 2016.

Data processing and ATM expense decreased $54 for the three month period and increased $100 for the six month period ended June 30, 2017 when compared with the same periods of 2016. The increase for the six month period is due to investments in new technology and infrastructure.

FDIC assessment expense decreased $54 for the three month period and $100 for the six month period ended June 30, 2017 when compared with the same periods of 2016. The FDIC assessment is accrued based on a method provided by the FDIC. The calculation is based on average assets decreased by average tangible equity and incorporates risk-based factors to determine the amount of the assessment. The FDIC’s Deposit Insurance Fund reserve ratio reached a target threshold during the second quarter of 2016, resulting in lower FDIC insurance expense for many federally insured institutions.

Credit and debit card processing expense increased $13 for the three month period and $46 for the six month period ended June 30, 2017, compared with the same periods of 2016. This expense is driven by volume and other factors and is subject to a degree of variability.

Core deposit intangibles are the result of prior merger and acquisition activity and are amortized over a period of years. Some of the Company’s intangible assets became fully amortized during the first half of 2016. This accounted for the decline in intangibles amortization expense of $56 for the three month period and $135 for the six month period ended June 30, 2017, compared with the same periods of 2016.

Net costs of other real estate owned increased $16 for the three month period and decreased $24 for the six month period ended June 30, 2017, compared with the same periods in 2016. The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense. During the first six months of 2017, the Company realized a net gain on the sale of OREO of $4, compared with a net loss of $40 on the sale of OREO during the first six months of 2016. Write downs on OREO properties were $53 for the six months ended June 30, 2017, compared with $15 for the six months ended June 30, 2016. Carrying expenses totaled $35 for the six months ended June 30, 2017, compared with $53 for the six months ended June 30, 2016.

Franchise tax expense for the three and six month periods ended June 30, 2017 was at similar levels to the same periods ended June 30, 2016. Franchise tax is based on capital levels of the subsidiary bank.

Other operating expense increased $36 or 3.59% for the three month period and $340 or 17.37% for the six month period ended June 30, 2017, compared with the same periods of 2016. The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. The increase for the six-month period ended June 30, 2016 stemmed primarily from an increases of $126 in consulting expense for investigation and remediation of the cybersecurity incidents, and an increase of $101 paid to the vendor of the customer overdraft privilege program implemented in the third quarter of 2016 .

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	June 30, 2017	December 31, 2016	Percent Change
Interest-bearing deposits	$80,050	$102,819	(22.14)%
Securities available for sale and restricted stock	306,019	279,892	9.33%
Securities held to maturity	133,472	141,023	(5.35)%
Loans, net	642,561	613,366	4.76%
Total assets	1,233,594	1,206,745	2.22%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$174,762	$170,344	2.59%
Interest-bearing demand deposits	600,098	568,916	5.48%
Savings deposits	138,921	94,226	47.43%
Time deposits	124,994	180,301	(30.67)%
Stockholders’ equity	182,319	171,732	1.26%

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

Loans

	June 30, 2017	December 31, 2016	Percent Change
Real estate construction loans	$34,567	$36,345	(4.89)%
Consumer real estate loans	162,368	157,718	2.95%
Commercial real estate loans	331,713	336,457	(1.41)%
Commercial non real estate loans	43,539	39,024	11.57%
Public sector and IDA	49,533	45,474	8.93%
Consumer non real estate	33,672	33,528	0.43%
Less: unearned income and deferred fees	(658)	(794)	(17.13)%
Loans, net of unearned income and deferred fees	$654,734	$647,752	1.08%

The Company’s loans, net of unearned income and deferred fees increased $6,982 or 1.08% from $647,752 at December 31, 2016 to $654,734 at June 30, 2017. The increase stemmed primarily from an increase in commercial non real estate loans of $4,515 or 11.57% and public sector and IDA loans of $4,059 or 8.93%.

The Company does not now, nor has it ever, offered certain types of higher-risk loans such as subprime loans, option ARM products, reverse mortgages or loans with initial teaser rates.

Deposits

	June 30, 2017	December 31, 2016	Percent Change
Noninterest-bearing demand deposits	$181,868	$171,946	5.77%
Interest-bearing demand deposits	618,223	604,093	2.34%
Saving deposits	140,325	136,789	2.59%
Time deposits	121,941	130,614	(6.64)%
Total deposits	$1,062,357	$1,043,442	1.81%

Total deposits increased $18,915 or 1.81% from $1,043,442 at December 31, 2016 to $1,062,357 at June 30, 2017. Increases in noninterest-bearing demand deposits, interest-bearing demand deposits and savings deposits totaled $27,588 when June 30, 2017 is compared with December 31, 2016. These increases were offset by a decline in time deposits of $8,673 when June 30, 2017 is compared with December 31, 2016. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers appear unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At June 30, 2017, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At June 30, 2017, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At June 30, 2017, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At June 30, 2017, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At June 30, 2017, the loan to deposit ratio was 61.75%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at June 30, 2017 was $184,286, an increase of $6,023 or 3.38%, from the $178,263 at December 31, 2016.

Risk based capital ratios are shown in the following table.

	Ratios at June 30, 2017	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservative Buffer
Common Equity Tier I Capital Ratio	24.09%	4.50%	5.75%
Tier I Capital Ratio	24.09%	6.00%	7.25%
Total Capital Ratio	25.17%	8.00%	9.25%
Leverage Ratio	15.07%	4.00%	4.00%

Risk-based capital ratios are calculated in compliance with Federal Reserve rules based on Basel III capital requirements. The Company’s ratios are well above the required minimums at June 30, 2017.

Beginning January 1, 2016, a capital conservation buffer of .625% became effective. The capital conservation buffer for 2017 is 1.25%. The capital conservation buffer will be gradually increased through January 1, 2019 to 2.5%. Banks will be required to maintain capital levels that meet the required minimum plus the capital conservation buffer in order to make distributions or discretionary bonus payments.

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

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. Mortgages must meet strict underwriting and documentation requirements for the sale to be completed. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of June 30, 2017. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the six months ended June 30, 2017, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at June 30, 2017. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material as of June 30, 2017 and have not changed materially from those which were disclosed in the Company’s 2016 Form 10-K.

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

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2017 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

NATIONAL BANKSHARES, INC.

Date: August 9, 2017	/s/ James G. Rakes
James G. Rakes Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2017	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8K filed on July 9, 2014)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xiii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)

*10(xv)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xvii)	Second Salary Continuation Agreement dated July 1, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on July 20, 2016)
*10(xviii)	Salary Continuation Agreement dated February 6, 2006 between The National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xix)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xx)	Second Amendment, dated June 12, 2008, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xxi)	Third Amendment, dated June 22, 2016, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	(incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10K for fiscal year ended December 31, 2016)
+31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
+31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 are formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Statements of Income for the three and six month periods ended June 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2017 and 2016; (iii)Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

(included herewith)

*     Indicates a management contract or compensatory plan.