Form 10-Q
period 2017-09-30
NATIONAL BANKSHARES INC
filed 2017-11-08
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at November 6, 2017 6,957,974

(This report contains 62 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

    Financial Information

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

Item 1. Financial Statements

	(Unaudited)
	September 30,	December 31,
$ in thousands, except per share data	2017	2016
Assets
Cash and due from banks	$12,066	$13,974
Interest-bearing deposits	58,260	80,268
Securities available for sale, at fair value	309,323	304,282
Securities held to maturity (fair value of $133,859 at September 30, 2017 and $137,692 at December 31, 2016)	129,750	134,957
Restricted stock, at cost	1,200	1,170
Loans held for sale	505	478
Loans:
Loans, net of unearned income and deferred fees and costs	660,362	647,752
Less allowance for loan losses	(8,473)	(8,300)
Loans, net	651,889	639,452
Premises and equipment, net	8,458	8,853
Accrued interest receivable	5,123	5,260
Other real estate owned, net	2,923	3,156
Intangible assets and goodwill	5,911	5,966
Bank-owned life insurance	33,520	22,998
Other assets	13,555	13,128
Total assets	$1,232,483	$1,233,942

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$184,483	$171,946
Interest-bearing demand deposits	588,447	604,093
Savings deposits	140,324	136,789
Time deposits	118,719	130,614
Total deposits	1,031,973	1,043,442
Accrued interest payable	51	55
Other liabilities	12,798	12,182
Total liabilities	1,044,822	1,055,679
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,957,974 shares at September 30, 2017 and at December 31, 2016	8,698	8,698
Retained earnings	185,331	178,224
Accumulated other comprehensive loss, net	(6,368)	(8,659)
Total stockholders' equity	187,661	178,263
Total liabilities and stockholders' equity	$1,232,483	$1,233,942

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended September 30, 2017 and 2016

(Unaudited)

	September 30,	September 30,
$ in thousands, except per share data	2017	2016
Interest Income
Interest and fees on loans	$7,473	$7,409
Interest on interest-bearing deposits	224	97
Interest on securities – taxable	1,426	1,381
Interest on securities – nontaxable	1,178	1,270
Total interest income	10,301	10,157

Interest Expense
Interest on time deposits	130	172
Interest on other deposits	891	847
Total interest expense	1,021	1,019
Net interest income	9,280	9,138
Provision for loan losses	201	291
Net interest income after provision for loan losses	9,079	8,847

Noninterest Income
Service charges on deposit accounts	710	649
Other service charges and fees	41	47
Credit and debit card fees	1,030	963
Trust income	365	330
BOLI income	233	149
Other income	215	242
Realized securities gain, net	4	101
Total noninterest income	2,598	2,481

Noninterest Expense
Salaries and employee benefits	3,496	3,239
Occupancy and furniture and fixtures	459	463
Data processing and ATM	563	624
FDIC assessment	93	135
Credit and debit card processing	716	715
Intangible assets amortization	13	40
Net costs of other real estate owned	58	71
Franchise taxes	332	321
Other operating expenses	1,015	1,012
Total noninterest expense	6,745	6,620
Income before income taxes	4,932	4,708
Income tax expense	1,147	880

(continued)

Net Income		$3,785		$3,828
Basic net income per common share		$0.54		$0.55
Fully diluted net income per common share		$0.54		$0.55
Weighted average number of common shares outstanding – basic and diluted		6,957,974		6,957,974
Dividends declared per common share	$	---	$	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended September 30, 2017 and 2016

(Unaudited)

	September 30,	September 30,
$ in thousands	2017	2016
Net Income	$3,785	$3,828

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of ($219) and $244 for the periods ended September 30, 2017 and 2016, respectively	(407)	453
Reclassification adjustment for gain included in net income, net of tax of ($1) and ($35) for the periods ended September 30, 2017 and 2016, respectively	(3)	(66)
Other comprehensive income (loss), net of tax of ($220) and $209 for the periods ended September 30, 2017 and 2016, respectively	(410)	387
Total Comprehensive Income	$3,375	$4,215

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	September 30,	September 30,
$ in thousands, except per share data	2017	2016
Interest Income
Interest and fees on loans	$22,379	$22,032
Interest on interest-bearing deposits	603	409
Interest on securities – taxable	4,225	4,625
Interest on securities – nontaxable	3,627	3,867
Total interest income	30,834	30,933

Interest Expense
Interest on time deposits	410	547
Interest on other deposits	2,687	2,603
Total interest expense	3,097	3,150
Net interest income	27,737	27,783
Provision for loan losses	724	1,148
Net interest income after provision for loan losses	27,013	26,635

Noninterest Income
Service charges on deposit accounts	2,067	1,778
Other service charges and fees	151	165
Credit and debit card fees	2,947	2,802
Trust income	1,127	1,007
BOLI income	522	447
Other income	735	1,042
Realized securities gain, net	8	199
Total noninterest income	7,557	7,440

Noninterest Expense
Salaries and employee benefits	10,477	9,714
Occupancy and furniture and fixtures	1,366	1,388
Data processing and ATM	1,669	1,630
FDIC assessment	279	421
Credit and debit card processing	2,096	2,049
Intangible assets amortization	56	218
Net costs of other real estate owned	142	179
Franchise taxes	983	974
Other operating expenses	3,312	2,969
Total noninterest expense	20,380	19,542
Income before income taxes	14,190	14,533
Income tax expense	3,186	3,061

(continued)

Net Income	$11,004	$11,472
Basic net income per common share	$1.58	$1.65
Fully diluted net income per common share	$1.58	$1.65
Weighted average number of common shares outstanding – basic and diluted	6,957,974	6,957,974
Dividends declared per common share	$0.56	$0.55

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	September 30,	September 30,
$ in thousands	2017	2016
Net Income	$11,004	$11,472

Other Comprehensive Income, Net of Tax
Unrealized holding gain on available for sale securities net of tax of $1,235 and $2,415 for the periods ended September 30, 2017 and 2016, respectively	2,294	4,484
Reclassification adjustment for gain included in net income, net of tax of ($1) and ($54) for the periods ended September 30, 2017 and 2016 respectively.	(3)	(99)
Other comprehensive income, net of tax of $1,234 and $2,361 for the periods ended September 30, 2017 and 2016, respectively	2,291	4,385
Total Comprehensive Income	$13,295	$15,857

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2017 and 2016

(Unaudited)

$ in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2015	$8,698	$171,353	$(7,937)	$172,114
Net income	---	11,472	---	11,472
Dividends $0.55 per share	---	(3,827)	---	(3,827)
Other comprehensive income, net of tax of $2,361	---	---	4,385	4,385
Balances at September 30, 2016	$8,698	178,998	(3,552)	184,144

Balances at December 31, 2016	$8,698	$178,224	$(8,659)	$178,263
Net income	---	11,004	---	11,004
Dividends $0.56 per share	---	(3,897)	---	(3,897)
Other comprehensive income, net of tax of $1,234	---	---	2,291	2,291
Balances at September 30, 2017	$8,698	$185,331	$(6,368)	$187,661

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	September 30,	September 30,
$ in thousands	2017	2016
Cash Flows from Operating Activities
Net income	$11,004	$11,472
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	724	1,148
Depreciation of bank premises and equipment	601	596
Amortization of intangibles	56	218
Amortization of premiums and accretion of discounts, net	44	70
Gain on sales and calls of securities available for sale, net	(4)	(153)
Gain on calls of securities held to maturity, net	(4)	(46)
Loss and write-down on other real estate owned, net	79	101
Increase in cash value of bank-owned life insurance	(522)	(447)
Originations of mortgage loans held for sale	(9,666)	(11,215)
Proceeds from sale of mortgage loans held for sale	9,777	11,609
Gain on sale of mortgage loans held for sale	(138)	(194)
Net change in:
Accrued interest receivable	137	631
Other assets	(1,661)	(701)
Accrued interest payable	(4)	(8)
Other liabilities	616	271
Net cash provided by operating activities	11,039	13,352

Cash Flows from Investing Activities
Net change in interest-bearing deposits	22,008	50,641
Proceeds from calls, principal payments, sales and maturities of securities available for sale	10,589	205,110
Proceeds from calls, principal payments and maturities of securities held to maturity	6,466	13,941
Purchases of securities available for sale	(12,081)	(253,341)
Purchases of securities held to maturity	(1,319)	---
Net change in restricted stock	(30)	(41)
Purchase of BOLI	(10,000)	---
Purchases of loan participations	(1,296)	(3,115)
Collections of loan participations	751	791
Loan originations and principal collections, net	(12,851)	(16,176)
Proceeds from sales of other real estate owned	251	876
Recoveries on loans charged off	138	123
Proceeds from sale and purchases of premises and equipment, net	(207)	(333)
Net cash provided by (used in) investing activities	2,419	(1,524)

(continued)

Cash Flows from Financing Activities
Net change in time deposits	(11,895)	(16,594)
Net change in other deposits	426	7,743
Cash dividends paid	(3,897)	(3,827)
Net cash used in financing activities	(15,366)	(12,678)
Net change in cash and due from banks	(1,908)	(850)
Cash and due from banks at beginning of period	13,974	12,152
Cash and due from banks at end of period	$12,066	$11,302

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$3,101	$3,158
Income taxes paid	2,872	2,780

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$689	$1,267
Loans transferred to other real estate owned	97	---
Unrealized net gain on securities available for sale	3,525	6,746

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the nine month period ended September 30, 2017 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2016 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Note 2:     Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	September 30, 2017	December 31, 2016
Real estate construction	$32,226	$36,345
Consumer real estate	166,391	157,718
Commercial real estate	337,229	336,457
Commercial non real estate	43,055	39,024
Public sector and IDA	48,391	45,474
Consumer non real estate	33,699	33,528
Gross loans	660,991	648,546
Less unearned income and deferred fees and costs	(629)	(794)
Loans, net of unearned income and deferred fees and costs	$660,362	$647,752

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

Impaired Loans

Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that suggests that collection will probably not occur when due according to the loan’s contractual terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “other assets especially mentioned.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair value. Impaired loans that are not troubled debt restructures and for which fair value measurement indicates an impairment loss are designated nonaccrual. A restructured loan that maintains current status for at least six months may be in accrual status. Please refer to Note 1 of the Company’s 2016 Form 10-K, “Summary of Significant Accounting Policies” for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

Troubled debt restructures impact the estimation of the appropriate level of the allowance for loan losses. If the restructuring included forgiveness of a portion of principal or accrued interest, the charge-off is included in the historical charge-off rates applied to the collective evaluation methodology. Restructured loans are individually evaluated for impairment and the amount of a restructured loan’s book value in excess of its fair value is accrued as a specific allocation in the allowance for loan losses. TDRs that experience a payment default are examined to determine whether the default indicates collateral dependency or cash flows below those that were used in the fair value measurement. TDRs, as well as all impaired loans, that are determined to be collateral dependent are charged down to fair value. Deficiencies indicated by impairment measurements for TDRs that are not collateral dependent may be accrued in the allowance for loan losses or charged off if deemed uncollectible.

Collectively-Evaluated Loans

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

The Company applies historical charge-off rates on the class level. Class loss rates are calculated as the net charge-offs for the class as a percentage of average class balance. The Company averages loss rates for the most recent 8 quarters to determine the historical loss rate applied to each class.

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

Risk Factors

In addition to historical loss rates, the Company analyzes factors pertinent to credit risk for each class to estimate reserves for collectively-evaluated loans. Factors include changes in national and local economic and business conditions, the nature and volume of classes within the portfolio, loan quality, loan officers’ experience, lending policies and the Company’s loan review system.

The analysis of certain factors results in standard allocations to all segments and classes. These factors include the risk from changes in lending policies, loan officers’ average years of experience, the risk from changes in loan review, unemployment levels, bankruptcy rates, the interest rate environment, and the competitive, legal and regulatory environments. Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include levels of past due loans, levels of nonaccrual loans, current class balance as a percentage of total loans, and the percentage of high risk loans within the class. Additionally, factors specific to each segment are analyzed and result in allocations to the segment. Please refer to the Company’s 2016 10-K, Note 1: Summary of Significant Accounting Policies for a discussion of risk factors pertinent to each class.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300
Charge-offs	---	(146)	(122)	(73)	---	(348)	---	(689)
Recoveries	---	1	44	14	---	79	---	138
Provision for loan losses	(140)	337	33	111	55	357	(29)	724
Balance, September 30, 2017	$298	$2,022	$3,693	$1,115	$385	$732	$228	$8,473

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297
Charge-offs	(29)	(131)	(149)	(767)	---	(191)	---	(1,267)
Recoveries	---	2	71	6	---	44	---	123
Provision for loan losses	(43)	111	(525)	1,493	(66)	152	26	1,148
Balance, September 30, 2016	$504	$1,848	$3,506	$1,387	$370	$632	$54	$8,301

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297
Charge-offs	(29)	(133)	(488)	(883)	---	(273)	---	(1,806)
Recoveries	---	2	83	10	---	64	---	159
Provision for loan losses	(109)	95	34	1,281	(106)	226	229	1,650
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300

	Allowance for Loan Losses as of September 30, 2017
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$21	$	---	$163	$	---	$2	$	---	$186
Collectively evaluated for impairment		298	2,001		3,693	952		385	730		228	8,287
Total		$298	$2,022		$3,693	$1,115		$385	$732		$228	$8,473

	Allowance for Loan Losses as of December 31, 2016
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$25	$1	$	---	$	---	$	---	$	---	$26
Collectively evaluated for impairment		438	1,805	3,737		1,063		330		644		257	8,274
Total		$438	$1,830	$3,738		$1,063		$330		$644		$257	$8,300

	Loans as of September 30, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$3,300	$1,276	$6,319	$1,248	$	---	$16	$	---	$12,159
Collectively evaluated for impairment	28,926	165,115	330,910	41,807		48,391	33,683		---	648,832
Total	$32,226	$166,391	$337,229	$43,055		$48,391	$33,699	$	---	$660,991

	Loans as of December 31, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$270	$877	$7,782	$241	$	---	$3	$	---	$9,173
Collectively evaluated for impairment	36,075	156,841	328,675	38,783		45,474	33,525		---	639,373
Total	$36,345	$157,718	$336,457	$39,024		$45,474	$33,528	$	---	$648,546

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Nine Months Ended September 30,		Year Ended December 31,
	2017	2016	2016
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs	1.28%	1.30%	1.28%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs(1)	0.11%	0.25%	0.26%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	September 30,		December 31,
	2017	2016	2016
Nonperforming assets:
Nonaccrual loans	$7	$1,592	$1,168
Restructured loans in nonaccrual	3,149	3,901	4,687
Total nonperforming loans	3,156	5,493	5,855
Other real estate owned, net	2,923	3,188	3,156
Total nonperforming assets	$6,079	$8,681	$9,011
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.92%	1.36%	1.38%
Ratio of allowance for loan losses to nonperforming loans(1)	268.47%	151.12%	141.76%

(1)

The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Nonperforming loans do not include loans 90 days past due and still accruing or accruing restructured loans.

A summary of loans past due 90 days or more and impaired loans follows.

	September 30,				December 31,
	2017		2016		2016
Loans past due 90 days or more and still accruing		$250		$195	$63
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs		0.04%		0.03%	0.01%
Accruing restructured loans		$4,815		$4,662	$3,769
Impaired loans:
Impaired loans with no valuation allowance		$10,522		$9,290	$8,269
Impaired loans with a valuation allowance		1,637		620	904
Total impaired loans		$12,159		$9,910	$9,173
Valuation allowance		(186)		(27)	(26)
Impaired loans, net of allowance		$11,973		$9,883	$9,147
Average recorded investment in impaired loans(1)		$12,541		$12,908	$11,585
Interest income recognized on impaired loans, after designation as impaired		$387		$476	$553
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loan relationships that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. The Company also designates as impaired other loan relationships that meet the Company’s balance threshold of $250 and for which the Company does not expect to collect according to the note’s contractual terms. No interest income was recognized on nonaccrual loans for the nine months ended September 30, 2017 or September 30, 2016 or for the year ended December 31, 2016.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of September 30, 2017
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1)for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction, other	$3,300	$3,300	$3,300	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	804	766	440		326		15
Residential closed-end junior liens	180	180	---		180		6
Investor-owned residential real estate	349	330	330		---		---
Commercial Real Estate(2)
Multifamily	307	307	307		---		---
Commercial real estate, owner-occupied	3,390	3,383	3,383		---		---
Commercial real estate, other	2,936	2,629	2,629		---		---
Commercial Non Real Estate(2)
Commercial and industrial	1,268	1,248	131		1,117		163
Consumer Non Real Estate(2)
Automobile	16	16	2		14		2
Total	$12,550	$12,159	$10,522		$1,637		$186

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2016
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$280	$270	$270	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	648	609	267		342		14
Residential closed-end junior liens	195	195	---		195		7
Investor-owned residential real estate	73	73	---		73		4
Commercial Real Estate(2)
Multifamily real estate	1,364	1,091	1,091		---		---
Commercial real estate, owner occupied	4,005	3,957	3,663		294		1
Commercial real estate, other	2,997	2,734	2,734		---		---
Commercial Non Real Estate(2)
Commercial and industrial	255	241	241		---		---
Consumer Non Real Estate(2)
Automobile	3	3	3		---		---
Total	$9,820	$9,173	$8,269		$904		$26

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Nine Months Ended September 30, 2017
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$3,323	$133
Consumer Real Estate(2)
Residential closed-end first liens	1,107	30
Residential closed-end junior liens	188	8
Investor-owned residential real estate	333	12
Commercial Real Estate(2)
Multifamily real estate	310	12
Commercial real estate, owner occupied	3,420	140
Commercial real estate, other	2,658	45
Commercial Non Real Estate(2)
Commercial and industrial	1,187	6
Consumer Non Real Estate(2)
Automobile	15	1
Total	$12,541	$387

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Nine Months Ended September 30, 2016
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$529	$	---
Consumer Real Estate(2)
Residential closed-end first liens	652		28
Residential closed-end junior liens	210		10
Investor-owned residential real estate	74		3
Commercial Real Estate(2)
Multifamily real estate	1,741		7
Commercial real estate, owner occupied	4,629		175
Commercial real estate, other	4,372		252
Commercial Non Real Estate(2)
Commercial and industrial	697		1
Consumer Non Real Estate
Automobile	4		---
Total	$12,908		$476

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Year Ended December 31, 2016
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$462	$10
Consumer Real Estate(2)
Residential closed-end first liens	642	38
Residential closed-end junior liens	207	13
Investor-owned residential real estate	74	4
Commercial Real Estate(2)
Multifamily real estate	1,366	12
Commercial real estate, owner occupied	4,342	206
Commercial real estate, other	3,947	263
Commercial Non Real Estate(2)
Commercial and industrial	541	7
Consumer Non Real Estate(2)
Automobile	4	---
Total	$11,585	$553

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

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

A restructured loan that maintains current status for at least six months may be returned to accrual status.

An analysis of past due and nonaccrual loans follows.

September 30, 2017
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(2)
Consumer Real Estate(1)
Residential closed-end first liens	901	88	88	266
Residential closed-end junior liens	197	---	---	---
Investor-owned residential real estate	1	7	---	---
Commercial Real Estate(1)
Multifamily real estate	307	---	---	---
Commercial real estate, owner-occupied	676	---	---	128
Commercial real estate, other	---	---	---	2,629
Commercial Non Real Estate(1)
Commercial and industrial	65	---	---	131
Consumer Non Real Estate(1)
Credit cards	7	16	16	---
Automobile	295	22	22	2
Other consumer loans	94	124	124	---
Total	$2,543	$257	$250	$3,156

(1)	Only classes with past-due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

December 31, 2016
	30 – 89 Days Past Due and Accruing		90 or More Days Past Due		90 or More Days Past Due and Accruing		Nonaccruals(2)
Real Estate Construction(1)
Construction, residential	$	---	$	---	$	---	$270
Construction, other		25		---		---	---
Consumer Real Estate(1)
Equity lines		10		---		---	---
Residential closed-end first liens		1,498		6		6	---
Residential closed-end junior liens		114		36		36	---
Investor-owned residential real estate		56		234		---	253
Commercial Real Estate(1)
Multifamily real estate		132		1,091		---	1,091
Commercial real estate, owner occupied		339		202		---	1,183
Commercial real estate, other		---		80		---	2,814
Commercial Non Real Estate(1)
Commercial and industrial		6		218		---	241
Consumer Non Real Estate(1)
Credit cards		8		5		5	---
Automobile		234		12		12	3
Other consumer loans		131		4		4	---
Total		$2,553		$1,888		$63	$5,855

(1)	Only classes with past-due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

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

Determination of risk grades was completed for the portfolio as of September 30, 2017 and December 31, 2016.

The following displays collectively-evaluated loans by credit quality indicator.

September 30, 2017

	Pass	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$11,005	$	---	$	---
Construction, other	17,921		---		---
Consumer Real Estate
Equity lines	17,128		42		---
Closed-end first liens	85,309		1,762		691
Closed-end junior liens	4,496		31		14
Investor-owned residential real estate	55,314		---		328
Commercial Real Estate
Multifamily residential real estate	99,932		---		128
Commercial real estate owner-occupied	128,997		254		1,151
Commercial real estate, other	100,448		---		---
Commercial Non Real Estate
Commercial and industrial	41,593		149		65
Public Sector and IDA
States and political subdivisions	48,391		---		---
Consumer Non Real Estate
Credit cards	5,379		---		---
Automobile	16,110		69		135
Other consumer	11,928		42		20
Total	$643,951		$2,349		$2,532

(1)	Excludes impaired, if any.

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2016

	Pass	Special Mention(1)	Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$11,635	$3,468	$	---
Construction, other	20,972	---		---
Consumer Real Estate
Equity lines	17,034	82		---
Closed-end first liens	83,658	1,267		580
Closed-end junior liens	4,861	15		151
Investor-owned residential real estate	48,277	333		583
Commercial Real Estate
Multifamily residential real estate	99,002	1,733		---
Commercial real estate owner-occupied	120,170	1,188		1,425
Commercial real estate, other	103,534	1,543		80
Commercial Non Real Estate
Commercial and industrial	35,521	3,229		33
Public Sector and IDA
States and political subdivisions	45,474	---		---
Consumer Non Real Estate
Credit cards	5,978	---		---
Automobile	14,457	25		192
Other consumer	12,229	636		8
Total	$622,802	$13,519		$3,052

(1)	Excludes impaired, if any.

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $7,964 at September 30, 2017, $8,456 at December 31, 2016, and $8,563 at September 30, 2016.

The following table present restructurings by class that occurred during the three month period ended September 30, 2017.

	Restructurings That Occurred During the Three Months Ended September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Non Real Estate
Commercial and industrial	2	$1,116	$1,116
Consumer Non Real Estate
Automobile	2	14	14
Total	4	$1,130	$1,130

Each of the restructurings completed during the three-month period ended September 30, 2017 provided payment relief to the borrowers without forgiving principal or interest. The two commercial non-real estate loans were restructured to reduce monthly debt service by increasing the amortization period and reducing the rate. Impairment measurement, based on the present value of cash flows, indicated a specific reserve for each of the commercial non-real estate loans. The two automobile loans were restructured pursuant to Chapter 13 bankruptcy requirements, reducing the interest rate and re-amortizing over a longer term to provide monthly debt service relief. Impairment measurement was based on the present value of cash flows method and resulted in specific allocations for each loan.

The following table presents restructurings by class that occurred during the nine month period ending September 30, 2017.

	Restructurings That Occurred During the Nine Months Ended September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, owner occupied	1	$132	$132
Commercial Non Real Estate
Commercial and industrial	4	1,234	1,234
Consumer Non Real Estate
Automobile	2	14	14
Total	7	$1,380	$1,380

Each of the restructurings completed during the nine-month period ended September 30, 2017 provided payment relief to the borrowers without forgiving principal or interest. The commercial real estate loan was restructured to reduce monthly debt service by lowering the interest rate and changing the interest method from variable to fixed. Interest was capitalized and the loan was re-amortized over a longer term. Impairment measurement, based on the present value of cash flows, did not result in a specific allocation. The four commercial non-real estate loans were restructured to reduce monthly debt service by increasing the amortization period. Three of the commercial non-real estate loans received rate reductions, and the interest method on one commercial non-real estate loan was changed from variable to fixed. Impairment measurement, based on the present value of cash flows, indicated a specific reserve for two of the commercial non-real estate loans. The two automobile loans were restructured pursuant to Chapter 13 bankruptcy requirements, reducing the interest rate and re-amortizing over a longer term to provide monthly debt service relief. Impairment measurement was based on the present value of cash flows method and resulted in specific allocations for each loan.

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

The following table presents restructurings by class that occurred during the nine month period ended September 30, 2016.

	Restructurings That Occurred During the Nine Months Ended September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, other	2	$3,008	$3,008
Commercial Non Real Estate
Commercial and industrial	1	28	30
Consumer Non Real Estate
Automobile	1	5	5
Total	4	$3,041	$3,043

In addition to the loans identified as troubled debt restructures during the three month period ended September, 30, 2016, the Company identified two other loans as troubled debt restructures during the first nine months of 2016. Two commercial real estate loans restructured during the second quarter of 2016 were originally modified in troubled debt restructurings in 2014 to provide payment relief by lowering the interest rate and allowing interest-only payments. The restructurings completed in 2016 lowered the interest rate from the 2014 restructured terms and returned the loans to amortization with payments of principal and interest. The loans were in nonaccrual status prior to the 2016 restructuring and will remain in nonaccrual until they have met the Company's policy to return to accrual status. The loans are collateral dependent and the fair value is measured using the collateral method. Impairment measurement did not result in a specific allocation.

The Company analyzed its TDR portfolio for loans that defaulted during the three and nine month periods ended September 30, 2017 and September 30, 2016, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. Of the restructured loans that defaulted during the three and nine month periods ended September 30, 2017 and September 30, 2016, none were modified within 12 months prior to default.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	September 30, 2017
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$294,609	$825	$3,205	$292,229
States and political subdivisions	10,047	142	4	10,185
Mortgage-backed securities	646	65	---	711
Corporate debt securities	6,016	208	26	6,198
Total securities available for sale	$311,318	$1,240	$3,235	$309,323

	December 31, 2016
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$291,271	$492	$6,165	$285,598
States and political subdivisions	11,482	211	---	11,693
Mortgage-backed securities	845	85	---	930
Corporate debt securities	6,015	20	137	5,898
Other securities	189	---	26	163
Total securities available for sale	$309,802	$808	$6,328	$304,282

The amortized cost and fair value of single maturity securities available for sale at September 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	September 30, 2017
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$11,256	$11,231
Due after one year through five years	211,312	209,270
Due after give years through ten years	61,843	61,033
Due after ten years	26,907	27,789
Total securities available for sale	$311,318	$309,323

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type are as follows.

	September 30, 2017
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$3,934	$215	$	---	$4,149
States and political subdivisions	124,611	3,923		68	128,466
Mortgage-backed securities	225	24		---	249
Corporate debt securities	980	15		---	995
Total securities held to maturity	$129,750	$4,177		$68	$133,859

	December 31, 2016
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$3,934	$201	$	---	$4,135
States and political subdivisions	129,783	3,579		1,082	132,280
Mortgage-backed securities	265	30		---	295
Corporate debt securities	975	7		---	982
Total securities held to maturity	$134,957	$3,817		$1,082	$137,692

The amortized cost and fair value of single maturity securities held to maturity at September 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	September 30, 2017
	Amortized Cost	Fair Value
Held to maturity:
Due in one year or less	$11,646	$11,907
Due after one year through five years	25,962	27,339
Due after give years through ten years	23,388	24,207
Due after ten years	68,754	70,406
Total securities held to maturity	$129,750	$133,859

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	September 30, 2017
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$176,979	$1,692	$87,469	$1,513
States and political subdivisions	6,314	32	1,560	40
Corporate debt securities	951	26	---	---
Total	$184,244	$1,750	$89,029	$1,553

	December 31, 2016
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$260,150	$6,161	$996	$4
States and political subdivisions	31,257	934	1,316	148
Corporate debt securities	3,888	137	---	---
Other securities	---	---	163	26
Total	$295,295	$7,232	$2,475	$178

The Company had 283 securities with a fair value of $273,273 that were temporarily impaired at September 30, 2017.  The total unrealized loss on these securities was $3,303. Of the temporarily impaired total, 91 securities with a fair value of $89,029 and an unrealized loss of $1,553 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at September 30, 2017 for the reasons set out below.

U.S. Government agencies. The unrealized losses of $1,513 on US Government agency securities stemmed from 89 securities with a fair value of $87,469. The unrealized loss was caused by interest rate and market fluctuations. The contractual term of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

States and political subdivisions. This category’s unrealized loss of $40 on 2 securities with a fair value of $1,560 is primarily the result of interest rate and market fluctuations. The contractual terms of the investments do not permit the issuer to settle the security at a price less than the cost basis of the investment. The Company purchases only investment-grade bonds with a Moody or Standard and Poor’s rating of A or better, and that comply with regulatory requirements. Bond ratings are monitored on an ongoing basis. Municipal obligations that experience a decline in credit rating are analyzed to determine appropriate action and accounting treatment. The company performs an analysis each quarter to determine whether any investments are other-than-temporarily impaired. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Restricted stock. The Company held restricted stock of $1,200 as of September 30, 2017 and $1,170 as of December 31, 2016. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required ownership amounts are determined by the correspondent banks based upon NBB’s capital and percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $490,534 at September 30, 2017. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2017, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Note 5: Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements. The Company is the lessee of six banking locations and one ATM location, the majority of which meet the standard’s definition of a financing lease. At the effective date, the Company will recognize a lease liability and a right-of-use asset. Pro-forma analysis based on current lease contracts indicates that the lease liability and the right-of-use asset are similar in amount, with only nominal difference. The Company is the lessor of three properties, which will be treated as short-term operating leases.

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a working group to address information requirements, determine methodology, research forecasts and ensure readiness and compliance with the standard. The Company’s existing model provider has released a CECL model and the Company will run multiple concurrent models prior to the effective date.

During August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

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

During May 2017, the FASB issued ASU 2017‐09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017‐09 will have on its consolidated financial statements.

During August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

Note 6: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Nine Months Ended September 30,
	2017	2016
Service cost	$519	$522
Interest cost	558	567
Expected return on plan assets	(822)	(816)
Amortization of prior service cost	(81)	(81)
Recognized net actuarial loss	405	429
Net periodic benefit cost	$579	$621

2017 Plan Year Employer Contribution

For the nine months ended September 30, 2017, the Company contributed $507 to the Plan.

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

		Fair Value Measurements at September 30, 2017 Using
Description	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$292,229	$	---	$292,229	$	---
States and political subdivisions	10,185		---	10,185		---
Mortgage-backed securities	711		---	711		---
Corporate debt securities	6,198		---	6,198		---
Other securities	---		---	---		---
Total securities available for sale	$309,323	$	---	$309,323	$	---

		Fair Value Measurements at December 31, 2016 Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$285,598	$	---	$285,598	$	---
States and political subdivisions	11,693		---	11,693		---
Mortgage-backed securities	930		---	930		---
Corporate debt securities	5,898		---	5,898		---
Other securities	163		---	163		---
Total securities available for sale	$304,282	$	---	$304,282	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets offer at the report date for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2017 or December 31, 2016.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at September 30, 2017 and at December 31, 2016.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2017	Impaired loans net of valuation allowance	$1,451	$	---	$	---	$1,451
December 31, 2016	Impaired loans net of valuation allowance	878		---		---	878

The following tables present information about Level 3 Fair Value Measurements for September 30, 2017 and December 31, 2016.

September 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Discount rate	5.50%	–	13.25%	(6.01%)

December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	Present value of cash flows	Discount rate	6.75%	–	8.00%	(7.35%)

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2017	Other real estate owned net of valuation allowance	$2,923			$2,923
December 31, 2016	Other real estate owned net of valuation allowance	3,156	---	---	3,156

The following tables present information about Level 3 Fair Value Measurements for September 30, 2017 and December 31, 2016.

September 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	2.44%	–	11.09%	(4.86%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	1.68%	–	60.94%	(10.34%)

December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	2.91%	–	8.60%	(6.48%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	–	53.46%	(13.66%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at September 30, 2017 and December 31, 2016, and, as such, the related fair values have not been estimated.

The estimated fair values and related carrying amounts of the Company’s financial instruments follow.

	September 30, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,066		$12,066	$	---	$	---
Interest-bearing deposits	58,260		58,260		---		---
Securities	439,073		---		443,182		---
Restricted securities	1,200		---		1,200		---
Loans held for sale	505		---		505		---
Loans, net	651,889		---		---		651,431
Accrued interest receivable	5,123		---		5,123		---
Bank-owned life insurance	33,520		---		33,520		---
Financial Liabilities:
Deposits	$1,031,973	$	---		$913,254		$117,222
Accrued interest payable	51		---		51		---

	December 31, 2016
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$13,974		$13,974	$	---	$	---
Interest-bearing deposits	80,268		80,268		---		---
Securities	439,239		---		441,974		---
Restricted securities	1,170		---		1,170		---
Loans held for sale	478		---		478		---
Loans, net	639,452		---		---		658,386
Accrued interest receivable	5,260		---		5,260		---
Bank-owned life insurance	22,998		---		22,998		---
Financial Liabilities:
Deposits	$1,043,442	$	---		$912,828		$128,690
Accrued interest payable	55		---		55		---

Note 8: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(2,667)	$(5,270)	$(7,937)
Unrealized holding gain on available for sale securities, net of tax of $2,415	4,484	---	4,484
Reclassification adjustment, net of tax of ($54)	(99)	---	(99)
Balance at September 30, 2016	$1,718	$(5,270)	$(3,552)

Balance at December 31, 2016	$(3,588)	$(5,071)	$(8,659)
Unrealized holding gain on available for sale securities net of tax of $1,235	2,294	---	2,294
Reclassification adjustment, net of tax of ($1)	(3)	---	(3)
Balance at September 30, 2017	$(1,297)	$(5,071)	$(6,368)

The following provides information regarding reclassifications out of accumulated comprehensive loss for the three and nine month periods ended September 30, 2017 and September 30, 2016.

	3 Months Ended		9 Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Reclassifications out of unrealized gains and losses on available-for-sale securities:
Realized securities gain, net	$(4)	$(101)	$(4)	$(153)
Income taxes	(1)	(35)	(1)	(54)
Realized gain on available-for-sale securities, net of tax, reclassified out of accumulated other comprehensive loss	$(3)	$(66)	$(3)	$(99)

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

The financial impact of the attacks include the amount of the theft, as well as costs of investigation and remediation and any associated litigation. The theft of funds totaled $570 in the May 2016 attack and $1,838 in the January 2017 attack. The Company has insurance coverage for cyber-attack incidents. The Company filed a claim and is awaiting a response from the insurance company. The Company has no reason to believe that the claim will be denied. The costs of litigation for both attacks and the cost of investigation and remediation for the January 2017 attack cannot yet be reasonably or accurately estimated. As of September 30, 2017, the Company has appropriately accounted for the breaches.

We have deployed a multi-faceted approach to limit the risk and impact of unauthorized access to customer accounts and to information relevant to customer accounts. We use digital technology safeguards, internal policies and procedures, and employee training to reduce the exposure of our systems to cyber-intrusions. However, it is not possible to fully eliminate exposure. The potential for financial and reputational losses due to cyber-breaches is increased by the possibility of human error, unknown system susceptibilities, and the rising sophistication of cyber-criminals to attack systems, disable safeguards and gain access to accounts and related information. The company has adopted new protections and invested additional resources to increase its security.

Reclassifications

During the second quarter of 2017, the Company re-classified the presentation of certain deposits from time deposits and interest-bearing deposits to savings deposits. Prior periods have been re-stated for comparability. Reclassifications had no effect on prior year net income or shareholders’ equity.

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

Two loss rates for each class are calculated: total net charge-offs for the class as a percentage of average class loan balance (“class loss rate”), and total net charge-offs for the class as a percentage of average classified loans in the class (“classified loss rate”). Classified loans are those with risk ratings of “substandard” or higher. Net charge-offs in both calculations include charge-offs and recoveries of classified and non-classified loans as well as those associated with impaired loans. Class historical loss rates are applied to non-classified loan balances at the reporting date, and classified historical loss rates are applied to classified loans that are not individually evaluated at the reporting date.

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

The estimate of the allowance for September 30, 2017 considered market and portfolio conditions during the first nine months of 2017 as well as the levels of delinquencies at September 30, 2017 and net charge-offs in the eight quarters prior to the quarter ended September 30, 2017. Given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Commercial Real Estate Loans. Commercial mortgages and construction loans are offered to investors, developers and builders, primarily within the Bank’s market area in southwest Virginia. These loans are secured by first mortgages on real estate. The loan amount is generally limited to 80% of the collateral value, and is individually determined based on the property type, quality, location and financial strength of any guarantors. Commercial properties financed include retail centers, office space, apartments, and industrial properties.

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

Consumer Real Estate Loans. The Bank offers a variety of first mortgage and junior lien loans secured by primary residences to individuals within our markets. Credit decisions are primarily based on loan-to-value (“LTV”) ratios, debt-to-income (“DTI”) ratios, liquidity, and net worth. Income and financial information is obtained from personal tax returns, personal financial statements and employment documentation. A maximum LTV ratio of 80% is generally required. The DTI ratio is limited to 43% of gross income. On a case-by-case basis, we may underwrite loans to borrowers with certain higher risk indicators if other factors mitigate the higher risk and provide assurance for repayment.

Consumer real estate mortgages may have fixed interest rates for the entire term of the loan or variable interest rates subject to change after the first, third, or fifth year. Variable rates are based on the weekly average yield of United States Treasury Securities and are underwritten at indexed rates. We do not offer certain high risk loan products such as interest-only consumer mortgage loans, hybrid loans, payment option ARMs, reverse mortgage loans, loans with initial teaser rates or any product with negative amortization. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years they automatically adjust to an adjustable rate mortgage. Payment option ARMs usually have adjustable rates, for which borrowers choose their monthly payment of either a full payment, interest only, or a minimum payment which may be lower than the payment required to reduce the balance of the loan in accordance with the originally underwritten amortization.

Home equity loans and home equity lines of credit are secured primarily by second mortgages on residential property. The underwriting policy for home equity loans and lines generally permits aggregate (the total of all liens secured by the collateral property) borrowing availability up to 80% of the appraised value of the collateral. We offer both fixed rate and variable rate home equity loans, with variable rate loans underwritten at indexed rates. Home equity lines of credit are variable rate. Decisions are primarily based on LTV ratios, DTI ratios, liquidity, and credit history. We do not offer home equity loan products with reduced documentation.

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

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended September 30, 2017 and September 30, 2016. The measures for September 30, 2017 and September 30, 2016 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Three Months Ended
	September 30, 2017	September 30, 2016
Return on average assets	1.22%	1.27%
Return on average equity	8.07%	8.36%
Basic earnings per share	$0.54	$0.55
Fully diluted earnings per share	$0.54	$0.55
Net interest margin (1)	3.44%	3.48%
Noninterest margin (2)	1.33%	1.40%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets declined 5 basis points for the three months ended September 30, 2017 compared with the three months ended September 30, 2016. The annualized return on average equity decreased 29 basis points for the same period.

The annualized net interest margin was 3.44% for the three months ended September 30, 2017, down 4 basis points from the 3.48% reported for the three months ended September 30, 2016. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin improved by 7 basis point from the three months ended September 30, 2016.

The following table presents the Company’s key performance ratios for the nine months ended September 30, 2017 and September 30, 2016 and the year ended December 31, 2016. The measures for September 30, 2017 and September 30, 2016 are annualized, except for the basic earnings per share and fully diluted earnings per share.

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Twelve Months Ended December 31, 2016
Return on average assets	1.19%	1.28%	1.24%
Return on average equity	8.02%	8.55%	8.30%
Basic earnings per share	$1.58	$1.65	$2.15
Fully diluted earnings per share	$1.58	$1.65	$2.15
Net interest margin (1)	3.45%	3.55%	3.51%
Noninterest margin (2)	1.39%	1.37%	1.36%

(1)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(2)	Noninterest margin: Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets for the nine months ended September 30, 2017 was 1.19%, a decline of 9 basis points compared with the nine months ended September 30, 2016 and a decline of 5 basis points compared with the twelve months ended December 31, 2016.

The annualized return on average equity was 8.02% for the nine months ended September 30, 2017, a decline from 8.55% for the nine month period ended September 30, 2016 and 8.30% for the twelve month period ended December 31, 2016.

The annualized net interest margin was 3.45% for the nine months ended September 30, 2017, down 10 basis points from the 3.55% reported for the nine months ended September 30, 2016, and down 6 basis points from the 3.51% reported for the twelve months ended December 31, 2016. The primary factor driving the decrease in the net interest margin was the declining yield on earning assets offset by a smaller decline in the cost to fund earning assets. Please refer to the section Net Interest Income for further information.

The annualized noninterest margin worsened by 2 basis points from the nine months ended September 30, 2016 and by 3 basis points from the twelve months ended December 31, 2016. Please refer to the discussions under noninterest income and noninterest expense for further information.

Growth

NBI’s key growth indicators are shown in the following table.

	September 30, 2017	December 31, 2016	Percent Change
Interest-bearing deposits	$58,260	$80,268	(27.42)%
Securities, at carrying value	440,273	440,409	(0.03)%
Loans, net	651,889	639,452	1.94%
Deposits	1,031,973	1,043,442	(1.10)%
Total assets	1,232,483	1,233,942	(0.12)%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	September 30, 2017	September 30, 2016	December 31, 2016
Nonperforming loans	$3,156	$5,493	$5,855
Loans past due 90 days or more, and still accruing	250	195	63
Other real estate owned	2,923	3,188	3,156
Allowance for loan losses to loans	1.28%	1.30%	1.28%
Net charge-off ratio	0.11%	0.25%	0.26%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.92%	1.36%	1.38%
Ratio of allowance for loan losses to nonperforming loans	268.47%	151.12%	141.76%

The Company’s risk analysis at September 30, 2017 determined an allowance for loan losses of $8,473 or 1.28% of loans net of unearned income and deferred fees and costs, an increase in dollar amount from $8,300 at December 31, 2016, while the percentage remained the same at 1.28%. The dollar amount of the allowance for loan losses amount also increased from $8,301 at September 30, 2016, but fell from the percentage of 1.30% at September 30, 2016. The determination of the appropriate level for the allowance for loan losses resulted in a provision for loan losses of $724 for the nine months ended September 30, 2017, compared with $1,148 for the nine months ended September 30, 2016 and $1,650 for the twelve months ended December 31, 2016. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $12,159 with specific allocations to the allowance for loan losses of $186 at September 30, 2017. Individually evaluated impaired loans at December 31, 2016 were $9,173 with specific allocations to the allowance for loan losses of $26. At September 30, 2016 individually evaluated impaired loans were $9,910 with specific allocations totaling $27. The specific allocation is determined based on criteria particular to each impaired loan.

Collectively evaluated loans totaled $648,832 on a gross basis and $648,206 net of unearned income and deferred fees and costs, with an allowance of $8,287 or 1.28% at September 30, 2017. Collectively evaluated loans totaled $639,373 on a gross basis and $638,584 net of unearned income and deferred fees and costs, with an allowance of $8,274 or 1.30% at December 31, 2016. At September 30, 2016, collectively evaluated loans totaled $627,127 on a gross basis and $626,337 net of unearned income and deferred fees and costs, with an allowance of $8,274 or 1.32% of the collectively-evaluated portfolio.

For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, averaged over the most recent 8 quarters, and adjusted for qualitative factors that influence credit risk. Qualitative factors evaluated for impact to credit risk include economic measures, asset quality indicators, loan characteristics, and internal Bank policies and management.

Net charge-offs for the nine months ended September 30, 2017 were $551 or 0.11% (annualized) of average loans, an improvement from $1,144 or 0.25% (annualized) for the nine months ended September 30, 2016 and from $1,647 or 0.26% for the twelve months ended December 31, 2016. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

Economic factors influence credit risk and impact the allowance for loan loss. Economic indicators within the Company's market area remained at similar levels or improved, with one exception, when data at September 30, 2017 are compared with data at December 31, 2016. Residential vacancy, business bankruptcy and personal bankruptcy improved, resulting in a lower requirement for the allowance for loan losses. Lower residential vacancy rates are beneficial for the Company’s residential construction customers and reduces credit risk, resulting in a lower requirement for the allowance for loan losses. Bankruptcy rates are an indicator of the health of the Company’s market and lower filings result in a lower requirement for the allowance for loan losses. The competitive, legal and regulatory environments, interest rate environment and unemployment rate remained at similar levels to those at December 31, 2016, with similar allocations to the allowance for loan losses. The inventory of new and existing homes increased when compared with levels at December 31, 2016, negatively impacting credit risk.

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days were 0.39% of total loans, net of unearned income and deferred fees and costs at September 30, 2017, the same level as that at December 31, 2016 and an increase from 0.32% at September 30, 2016. Accruing loans past due 90 days or more totaled 0.04% of total loans, net of unearned income and deferred fees and costs at September 30, 2017, compared with 0.01% at December 31, 2016 and 0.03% at September 30, 2016. Nonaccrual loans decreased to 0.48% of total loans, net of unearned income and deferred fees and costs at September 30, 2017, from 0.90% at December 31, 2016 and 0.86% at September 30, 2016. Decreases in past due and nonaccrual loans reduce the required level of the allowance for loan losses, while increases in past due and nonaccrual loans increase the required level of the allowance for loan losses.

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

Collectively evaluated loans rated “special mention” were $2,349 at September 30, 2017, down from $13,519 at December 31, 2016 and $8,181 at September 30, 2016. Collectively evaluated loans rated classified were $2,532 at September 30, 2017, down from $3,052 at December 31, 2016, and from $4,330 at September 30, 2016.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans fell by $7,289 or 4.50% from the level at December 31, 2016, resulting in a decreased allocation.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to total loans, net of unearned income and deferred fees and costs at September 30, 2017 is 1.28%, the same level as the ratio at December 31, 2016. The ratio of the allowance for collectively-evaluated loan losses to collectively-evaluated loans, net of unearned income and deferred fees and costs was 1.28%, compared with 1.30% at December 31, 2016. Improvements from December 31, 2016 in the charge-off rate, nonaccrual loans, criticized loans, personal and business bankruptcies and the residential vacancy rate decreased the required level of the allowance for loan losses, slightly offset by worsening in the housing inventory and the level of accruing loans past due 90 days. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio.

The following table discloses the other real estate owned in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	September 30, 2017	September 30, 2016	December 31, 2016
Real estate construction	$2,425	$2,683	$2,475
Consumer real estate	42	125	121
Commercial real estate	456	380	560
Total other real estate owned	$2,923	$3,188	$3,156
Other real estate owned in process	$649	$738	$321

(1)	Net of valuation allowance.

Other real estate owned decreased $233 from December 31, 2016 and $265 from September 30, 2016. As of September 30, 2017, loans secured by real estate totaling $649, of which $76 are secured by residential properties and $573 are secured by commercial real estate, are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

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

The Company codes modifications to assist in identifying troubled debt restructurings. The majority of modifications were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings follows:

Nine Months Ended September 30, 2017
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	23	$7,568
Payment extensions for less than 3 months	87	1,857
Maturity date extensions of more than 3 months and up to 6 months	147	23,488
Maturity date extensions of more than 6 months and up to 12 months	239	9,928
Advances on non-revolving loans or capitalization	5	3,365
Maturity date extensions of more than 12 months	12	4,603
Change in amortization term or method	31	3,901
Renewal of expired Home Equity Line of Credit loans for additional 10 years	12	358
Renewal of single-payment notes	187	4,130
Total modifications that do not constitute TDRs	743	$59,198

Nine Months Ended September 30, 2016
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	55	$27,508
Payment extensions for less than 3 months	93	1,926
Maturity date extensions of more than 3 months and up to 6 months	165	13,095
Maturity date extensions of more than 6 months and up to 12 months	206	8,450
Maturity date extensions of more than 12 months	12	2,818
Advances on non-revolving loans or capitalization	1	79
Change in amortization term or method	17	1,130
Renewal of expired Home Equity Line of Credit loans for additional 10 years	13	436
Renewal of single-payment notes	182	3,250
Total modifications that do not constitute TDRs	744	$58,692

Twelve Months Ended December 31, 2016
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	73	$34,080
Payment extensions for less than 3 months	142	2,475
Maturity date extensions of more than 3 months and up to 6 months	219	20,781
Maturity date extensions of more than 6 months and up to 12 months	274	13,277
Maturity date extensions of more than 12 months	17	3,073
Advances on non-revolving loans or capitalization	2	177
Change in amortization term or method	26	2,292
Renewal of expired Home Equity Line of Credit loans for additional 10 years	19	678
Renewal of single-payment notes	244	4,722
Total modifications that do not constitute TDRs	1,016	$81,555

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

The Company has restructured loan terms for certain qualified financially distressed borrowers who have agreed to work in good faith and have demonstrated the ability to make the restructured payments in order to avoid a foreclosure. All TDR loans are individually evaluated for impairment to determine the allowance for loan losses. TDR loans that do not demonstrate current payments for at least six months are maintained as nonaccrual until the borrower demonstrates sustained repayment history under the restructured terms and continued repayment is not in doubt. Otherwise, interest income is recognized using a cost recovery method.

The Company’s TDRs were $7,964 at September 30, 2017, a decrease from $8,456 at December 31, 2016. Accruing TDR loans amounted to $4,815 at September 30, 2017 and $3,769 at December 31, 2016. TDRs with at least six months of current payment history may accrue interest.

	TDR Status as of September 30, 2017
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due	90+ Days Past Due		Nonaccrual
Consumer real estate	$1,099	513	$327	$	---	$259
Commercial real estate	5,601	2,844	---		---	2,757
Commercial non real estate	1,248	1,117	---		---	131
Consumer non real estate	16	14	---		---	2
Total TDR Loans	$7,964	$4,488	$327	$	---	$3,149

	TDR Status as of December 31, 2016
		Accruing
	Total TDR Loans	Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$270	$	---	$	---	$	---	$270
Consumer real estate	877		717		160		---	---
Commercial real estate	7,282		2,892		---		---	4,390
Commercial non real estate	24		---		---		---	24
Consumer non real estate	3		---		---		---	3
Total TDR Loans	$8,456		$3,609		$160	$	---	$4,687

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. The Company modified four loans during the three month period and seven during the nine month periods ended September 30, 2017 and modified four loans during the three and nine month periods ended September 30, 2016. Please refer to Note 3 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the three and nine months ended September 30, 2017 and 2016 follows:

	Three Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$651,492	$7,632	4.65%	$630,078	$7,561	4.77%
Taxable securities (5)	313,274	1,426	1.81%	296,683	1,381	1.85%
Nontaxable securities (1)(5)(6)	128,294	1,821	5.63%	138,350	1,966	5.65%
Interest-bearing deposits	69,994	224	1.27%	76,870	97	0.50%
Total interest-earning assets	$1,163,054	$11,103	3.79%	$1,141,981	$11,005	3.83%
Interest-bearing liabilities:
Interest-bearing demand deposits	$595,273	$830	0.55%	$563,401	$773	0.55%
Savings deposits	140,267	61	0.17%	135,723	74	0.22%
Time deposits	120,237	130	0.43%	136,860	172	0.50%
Total interest-bearing liabilities	$855,777	$1,021	0.47%	$835,984	$1,019	0.48%
Net interest income and interest rate spread		$10,082	3.32%		$9,986	3.35%
Net yield on average interest-earning assets			3.44%			3.48%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three month periods presented.
(2)	Included in interest income are loan fees of $62 and $120 for the three months ended September 30, 2017 and 2016, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$651,208	$22,865	4.69%	$617,054	$22,510	4.87%
Taxable securities (5)	311,090	4,225	1.82%	278,089	4,625	2.22%
Nontaxable securities (1)(5)(6)	131,532	5,608	5.70%	140,434	5,989	5.70%
Interest-bearing deposits	76,661	603	1.05%	106,928	409	0.51%
Total interest-earning assets	$1,170,491	$33,301	3.80%	$1,142,505	$33,533	3.92%
Interest-bearing liabilities:
Interest-bearing demand deposits	$598,427	$2,501	0.56%	$564,747	$2,359	0.56%
Savings deposits	140,709	186	0.18%	134,517	244	0.24%
Time deposits	122,101	410	0.45%	142,863	547	0.51%
Total interest-bearing liabilities	$861,237	$3,097	0.48%	$842,127	$3,150	0.50%
Net interest income and interest rate spread		$30,204	3.32%		$30,383	3.42%
Net yield on average interest-earning assets			3.45%			3.55%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the nine month periods presented.
(2)	Included in interest income are loan fees of $248 and $333 for the nine months ended September 30, 2017 and 2016, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The following tables reconcile net interest income on a fully-taxable equivalent basis to net interest income on a GAAP basis.

	Three Months Ended September 30,
	2017	2016
Net interest income, fully taxable equivalent basis	$10,082	$9,986
Less: taxable equivalent adjustment	(802)	(848)
Net interest income	$9,280	$9,138

	Nine Months Ended September 30,
	2017	2016
Net interest income, fully taxable equivalent basis	$30,204	$30,383
Less: taxable equivalent adjustment	(2,467)	(2,600)
Net interest income	$27,737	$27,783

The net interest margin decreased 4 basis points for the three month period ended September 30, 2017 and 10 basis points for the nine month period ended September 30, 2017 when compared with the three and nine month periods ended September 30, 2016. The decrease in interest rate spread was driven by a decline in the yield on earning assets of 4 basis points for the three month period and 12 basis points for the nine month period, offset by a decline in the cost of interest-bearing liabilities of 1 basis points for the three month period and 2 basis points for the nine month period when the periods ended September 30, 2017 and 2016 are compared.

The yield on loans declined 12 basis points and 18 basis points, respectively, when the three and nine month periods ended September 30, 2017 are compared with the same periods ended September 30, 2016. The declines stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The yield on taxable securities declined 4 basis points when the three month periods ended September 30, 2017 and September 30, 2016 are compared, and 40 basis points when the nine months ended September 30, 2017 are compared with the same period in 2016. The yield on nontaxable securities decreased 2 basis point when the three month periods ended September 30, 2017 and September 30, 2016 are compared, but remained the same when the nine month periods ended September 30, 2017 and September 30, 2016 are compared. The market yield for securities of a comparable term has generally declined over the past year, causing matured and called bonds to be replaced with lower yielding investments.

The decline in the cost of interest-bearing liabilities came from reductions in the cost of savings deposits and time deposits. The cost of savings deposits declined 5 basis points for the three month period and 6 basis points for the nine month period ended September 30, 2017, when compared with the same periods ended September 30, 2016. The cost of time deposits declined 7 basis points and 6 basis points, respectively, when the three and nine month periods ended September 30, 2017 and September 30, 2016 are compared. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The provision for loan losses for the three and nine month periods ended September 30, 2017 was $201 and $724 respectively, compared with $291 and $1,148 respectively, for the same periods ended September 30, 2016. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at September 30, 2017 was 1.28%, which compares to 1.28% at December 31, 2016 and 1.30% at September 30, 2016. The net charge-off ratio was 0.11% for the nine months ended September 30, 2017, 0.25% for the nine months ended September 30, 2016 and 0.26% for the year ended December 31, 2016. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	September 30, 2017	September 30, 2016	Percent Change
Service charges on deposits	$710	$649	9.40%
Other service charges and fees	41	47	(12.77)%
Credit and debit card fees	1,030	963	6.96%
Trust fees	365	330	10.61%
BOLI income	233	149	56.38%
Other income	215	242	(11.16)%
Realized securities gain, net	4	101	(96.04)%

	Nine Months Ended
	September 30, 2017	September 30, 2016	Percent Change
Service charges on deposits	$2,067	$1,778	16.25%
Other service charges and fees	151	165	(8.48)%
Credit and debit card fees	2,947	2,802	5.17%
Trust fees	1,127	1,007	11.92%
BOLI income	522	447	16.78%
Other income	735	1,042	(29.46)%
Realized securities gain, net	8	199	(95.98)%

Service charges on deposit accounts increased $61 for the three month period and $289 for the nine month period ended September 30, 2017 when compared with the same periods ended September 30, 2016. The increase is primarily due to increased NSF and overdraft fee income from an overdraft privilege program implemented in the third quarter of 2016.

Other service charges and fees decreased slightly when the three and nine month periods ended September 30, 2017 are compared with the same periods ended September 30, 2016. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Service charges on deposits and other service charges and fees are subject to normal business fluctuation and are not due to changes in fee structure.

Credit and debit card fees for the three month period increased $67 and increased $145 for nine month period ended September 30, 2017, when compared with the same periods last year. Credit and debit card fees are based on volume and other factors.

Income from trust fees increased $35 or 10.61% for the three months ended September 30, 2017 and $120 or 11.92% for the nine months ended September 30, 2017, compared with the three and nine month periods ended September 30, 2016. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income increased $84 for the three months ended September 30, 2017 and $75 for the nine months ended September 30, 2017, compared with the three and nine month periods ended September 30, 2016. The Company purchased $10 million in additional BOLI investments as of June 30, 2017, which will positively impact BOLI income in future quarters.

Other income includes fees on the sale of secondary-market mortgages, net gains from the sale of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. These areas fluctuate with market conditions and because of competitive factors. Other income decreased $27 or 11.16% for the three month period and $307 or 29.46% for the nine month period ended September 30, 2017, when compared with the same periods ended September 30, 2016. Most of the decrease was due to a one-time vendor signing incentives received in the second quarter of 2016.

The Company realized net securities gains of $4 during the third quarter of 2017 and $8 during the nine months ended September 30, 2017. The Company realized net securities gains of $101 for the three month period and $199 for the nine month period ended September 30, 2016. Net realized securities gains and losses are market driven and have resulted from calls of securities.

Noninterest Expense

	Three Months Ended
	September 30, 2017	September 30, 2016	Percent Change
Salaries and employee benefits	$3,496	$3,239	7.93%
Occupancy, furniture and fixtures	459	463	(0.86)%
Data processing and ATM	563	624	(9.78)%
FDIC assessment	93	135	(31.11)%
Credit and debit card processing	716	715	0.14%
Intangibles amortization	13	40	(67.50)%
Net costs of other real estate owned	58	71	(18.31	) %
Franchise taxes	332	321	3.43%
Other operating expenses	1,015	1,012	0.30%

	Nine Months Ended
	September 30, 2017	September 30, 2016	Percent Change
Salaries and employee benefits	$10,477	$9,714	7.85%
Occupancy, furniture and fixtures	1,366	1,388	(1.59)%
Data processing and ATM	1,669	1,630	2.39%
FDIC assessment	279	421	(33.73)%
Credit and debit card processing	2,096	2,049	2.29%
Intangibles amortization	56	218	(74.31)%
Net costs of other real estate owned	142	179	(20.67)%
Franchise taxes	983	974	0.92%
Other operating expenses	3,312	2,969	11.55%

Total noninterest expense increased $125 or 1.89% for the three month period and $838 or 4.29% for the nine month period ended September 30, 2017 when compared with the same periods of 2016. The increases were driven by increases in salaries and employee benefits and other operating expenses, offset by decreases in the FDIC assessment and intangible asset amortization.

Salaries and employee benefits increased $257 or 7.93% for the three month period and $763 or 7.85% for the nine month period ended September 30, 2017 when compared with the same periods in 2016. This expense category includes employee salaries, payroll taxes, insurance and fringe benefits, ESOP contribution accruals, defined benefit plan expense, and salary continuation expenses. Insurance expense received a $180 benefit during 2016 for reduced funding requirements. Salary continuation plan expense increased $40 while the remainder of the increase was due to normal staffing and compensation decisions.

Occupancy, furniture and fixtures expense decreased slightly for the three and nine month periods ended September 30, 2017, compared with the same periods of 2016.

Data processing and ATM expense decreased $61 when the three month period ended September 30, 2017 is compared with the same period in 2016. The Company resolved a billing dispute that resulted in additional expense during the third quarter of 2016.  When the nine month periods ended September 30, 2017 and September 30, 2016 are compared, the expense increased $39 due to investments in new technology and infrastructure.

FDIC assessment expense decreased $42 for the three month period and $142 for the nine month period ended September 30, 2017 when compared with the same periods of 2016. The FDIC assessment is accrued based on a method provided by the FDIC. The calculation is based on average assets divided by average tangible equity and incorporates risk-based factors to determine the amount of the assessment. The FDIC’s Deposit Insurance Fund reserve ratio reached a target threshold during the second quarter of 2016, resulting in lower FDIC insurance expense for many federally insured institutions.

Credit and debit card processing expense increased $1 for the three month period and $47 for the nine month period ended September 30, 2017, compared with the same periods of 2016. This expense is driven by volume and other factors and is subject to a degree of variability.

Core deposit intangibles are the result of prior merger and acquisition activity and are amortized over a period of years. Some of the Company’s intangible assets became fully amortized during the first half of 2016. This accounted for the decline in intangibles amortization expense of $27 for the three month period and $162 for the nine month period ended September 30, 2017, compared with the same periods of 2016.

Net costs of other real estate owned decreased $13 for the three month period and decreased $37 for the nine month period ended September 30, 2017, compared with the same periods in 2016. The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense. During the first nine months of 2017, the Company realized a net gain on the sale of OREO of $4, compared with a net loss of $86 on the sale of OREO during the first nine months of 2016. Write downs on OREO properties were $83 for the nine months ended September 30, 2017, compared with $15 for the nine months ended September 30, 2016. Carrying expenses totaled $63 for the nine months ended September 30, 2017, compared with $78 for the nine months ended September 30, 2016.

Franchise tax expense for the three and nine month periods ended September 30, 2017 was at similar levels to the same periods ended September 30, 2016. Franchise tax is based on capital levels of the subsidiary bank.

Other operating expense increased $3 or 0.30% for the three month period and $343 or 11.55% for the nine month period ended September 30, 2017, compared with the same periods of 2016. The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. The increase for the nine-month period ended September 30, 2016 stemmed primarily from an increase of $271 in consulting expense for investigation and remediation of the cybersecurity incidents, and an increase of $150 paid to the vendor of the customer overdraft privilege program implemented in the third quarter of 2016 .

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2017	December 31, 2016	Percent Change
Interest-bearing deposits	$76,661	$102,819	(25.44)%
Securities available for sale and restricted stock	307,335	279,892	9.80%
Securities held to maturity	132,349	141,023	(6.15)%
Loans, net	642,547	613,366	4.76%
Total assets	1,233,997	1,206,745	2.26%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$176,710	$170,344	3.74%
Interest-bearing demand deposits	598,427	567,971	5.36%
Savings deposits	140,709	134,982	4.24%
Time deposits	122,101	140,490	(13.09)%
Stockholders’ equity	183,549	180,047	1.95%

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

Loans

	September 30, 2017	December 31, 2016	Percent Change
Real estate construction loans	$32,226	$36,345	(11.33)%
Consumer real estate loans	166,391	157,718	5.50%
Commercial real estate loans	337,229	336,457	0.23%
Commercial non real estate loans	43,055	39,024	10.33%
Public sector and IDA	48,391	45,474	6.41%
Consumer non real estate	33,699	33,528	0.51%
Less: unearned income and deferred fees and costs	(629)	(794)	(20.78)%
Loans, net of unearned income and deferred fees and costs	$660,362	$647,752	1.95%

The Company’s loans, net of unearned income and deferred fees and costs increased $12,610 or 1.95% from $647,752 at December 31, 2016 to $660,362 at September 30, 2017. The increase stemmed primarily from an increase in commercial non real estate loans of $4,031 or 10.33% and consumer real estate loans of $8,673 or 5.50%.

Deposits

	September 30, 2017	December 31, 2016	Percent Change
Noninterest-bearing demand deposits	$184,483	$171,946	7.29%
Interest-bearing demand deposits	588,447	604,093	(2.59)%
Saving deposits	140,324	136,789	2.58%
Time deposits	118,719	130,614	(9.11)%
Total deposits	$1,031,973	$1,043,442	(1.10)%

Total deposits decreased $11,469 or 1.10% from $1,043,442 at December 31, 2016 to $1,031,973 at September 30, 2017. Decreases in interest-bearing demand deposits and time deposits totaled $27,541 when September 30, 2017 is compared with December 31, 2016. These decreases were offset by an increase in noninterest-bearing demand deposits and saving deposits of $16,072 when September 30, 2017 is compared with December 31, 2016. The decline in interest-bearing demand deposits is due to a decline in municipal deposits, which is typical during the third quarter of the year. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers appear unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse sources of liquidity, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank (“FHLB”) advances. At September 30, 2017, the bank did not have purchased deposits, discount window borrowings, short-term borrowings, or FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to utilize purchased deposits and the Federal Reserve discount window for liquidity needs. At September 30, 2017, the Company is considered well capitalized and does not have any restrictions on purchased deposits or the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At September 30, 2017, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities. It also tests the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At September 30, 2017, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At September 30, 2017, the loan to deposit ratio was 63.99%, slightly below the Company’s internal target. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered to account for projected funding needs.

Capital Resources

Total stockholders’ equity at September 30, 2017 was $187,661, an increase of $9,398 or 5.27%, from the $178,263 at December 31, 2016.

Risk based capital ratios are shown in the following table.

	Ratios at September 30, 2017	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservative Buffer
Common Equity Tier I Capital Ratio	26.06%	4.50%	5.75%
Tier I Capital Ratio	26.06%	6.00%	7.25%
Total Capital Ratio	27.22%	8.00%	9.25%
Leverage Ratio	15.47%	4.00%	4.00%

Risk-based capital ratios are calculated in compliance with Federal Reserve rules based on Basel III capital requirements. The Company’s ratios are well above the required minimums at September 30, 2017.

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

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. Mortgages must meet strict underwriting and documentation requirements for the sale to be completed. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of September 30, 2017. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the nine months ended September 30, 2017, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at September 30, 2017. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material as of September 30, 2017 and have not changed materially from those which were disclosed in the Company’s 2016 Form 10-K.

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

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2017 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

NATIONAL BANKSHARES, INC.

Date: November 8, 2017	/s/ F. Brad Denardo
F. Brad Denardo President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2017	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8K filed on July 9, 2014)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xiii)	Second Amendment, dated September 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)

*10(xv)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xvii)	Second Salary Continuation Agreement dated July 1, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on July 20, 2016)
*10(xviii)	Salary Continuation Agreement dated February 6, 2006 between The National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xix)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xx)	Second Amendment, dated September 12, 2008, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xxi)	Third Amendment, dated September 22, 2016, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
+23	Consent of Young, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	(incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10K for fiscal year ended December 31, 2016)
+31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
+31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 are formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Statements of Income for the three and nine month periods ended September 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2017 and 2016; (iii)Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

(included herewith)

*     Indicates a management contract or compensatory plan.