Form 10-K
period 2017-12-31
NATIONAL BANKSHARES INC
filed 2018-03-14
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post files). Yes [x]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer, large accelerated filer, smaller reporting company and emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]          Accelerated filer [x]         Non-accelerated filer [  ]         Smaller reporting company [  ]         Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]     No [x]

The aggregate market value of the voting common stock of the registrant held by stockholders (not including voting common stock held by Directors, Executive Officers and Corporate Governance) on June 30, 2017 (the last business day of the most recently completed second fiscal quarter) was approximately $283,885,339. As of March 12, 2018, the registrant had 6,957,974 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
National Bankshares, Inc. 2017 Annual Report to Stockholders	Part II
National Bankshares, Inc. Proxy Statement for the 2018 Annual Meeting of Stockholders	Part III

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

The National Bank of Blacksburg

The National Bank of Blacksburg, which does business as National Bank, was originally chartered in 1891 as the Bank of Blacksburg. Its state charter was converted to a national charter in 1922 and it became the National Bank of Blacksburg. In 2004, NBB purchased Community National Bank of Pulaski, Virginia. In May, 2006, Bank of Tazewell County, a Virginia bank which since 1996 was a wholly-owned subsidiary of NBI, was merged with and into NBB.

NBB is community-oriented and offers a full range of retail and commercial banking services to individuals, businesses, non-profits and local governments from its headquarters in Blacksburg, Virginia and its twenty-four branch offices throughout southwest Virginia and one loan production office in Roanoke Virginia. NBB has telephone and internet banking and it operates twenty-four automated teller machines in its service area.

The Bank’s primary source of revenue stems from lending activities. The Bank focuses lending on small and mid-sized businesses and individuals. Loan types include commercial and agricultural, commercial real estate, construction for commercial and residential properties, residential real estate, home equity and various consumer loan products. The Bank has prudent lending policies to align its underwriting and portfolio management with its risk tolerance and income strategies. Underwriting and documentation requirements are tailored to the unique characteristics and inherent risks of each loan category.

The Bank’s loan policy is updated and approved by the Board of Directors annually, and disseminated to lending and loan portfolio management personnel to ensure consistent lending practices. The policy communicates the Company’s risk tolerance by prescribing underwriting guidelines and procedures, including approval limits and hierarchy, documentation standards, requirements for collateral and loan-to-value limits, debt coverage and overall credit-worthiness, and guarantor support.

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

Commercial Real Estate Loans. Commercial mortgages and construction loans are offered to investors, developers and builders primarily within the Bank’s market area in southwest Virginia. These loans are secured by first mortgages on real estate. The loan amount is generally limited to 80% of the collateral value and is individually determined based on the property type, quality, location and financial strength of any guarantors. Commercial properties financed include retail centers, office space, apartments and industrial properties.

Underwriting decisions are based upon an analysis of the economic viability of the collateral and creditworthiness of the borrower. The Bank obtains appraisals from qualified certified independent appraisers to establish the value of collateral properties. The property’s projected net cash flows compared to the debt service requirement (the “debt service coverage ratio” or “DSCR” ) is required to be 115% or greater and is computed after deduction for a vacancy factor and property expenses, as appropriate. Borrower cash flow may be supplemented by a personal guarantee from the principal(s) of the borrowe and guarantees from other parties. The Bank requires title insurance, fire, extended coverage casualty insurance and flood insurance, if appropriate, in order to protect the security interest in the underlying property. In addition, the Bank may employ stress testing techniques on higher balance loans to determine repayment ability in a changing rate environment before granting loan approval.

Public Sector and Industrial Development Loans. The Company provides both long and short term loans to municipalities and other governmental entities within its geographical footprint. Borrowers include general taxing authorities such as a city or county, industrial/economic development authorities or utility authorities. Repayment sources are derived from taxation, such as property taxes and sales taxes, or revenue from the project financed with the loan. The Company’s underwriting considers local economic and population trends, reserves and liabilities, including pension liabilities.

Construction Loans. Construction loans are underwritten against projected cash flows from rental income, business and/or personal income from an owner-occupant or the sale of the property to an end-user. Associated risks may be mitigated by requiring fixed-price construction contracts, performance and payment bonding, controlled disbursements and pre-sale contracts or pre-lease agreements.

Consumer Real Estate Loans. The Bank offers a variety of first mortgage and junior lien loans secured by primary residences to individuals within our markets. Credit decisions are primarily based on loan-to-value (“LTV”) ratios, debt-to-income (“DTI”) ratios, liquidity and net worth. Income and financial information is obtained from personal tax returns, personal financial statements and employment documentation. A maximum LTV ratio of 80% is generally required, although higher levels are permitted. The DTI ratio is limited to 43% of gross income.

Consumer real estate mortgages may have fixed interest rates for the entire term of the loan or variable interest rates subject to change after the first, third, or fifth year. Variable rates are based on the weekly average yield of United States Treasury Securities and are underwritten at fully-indexed rates. We do not offer certain high risk loan products such as interest-only consumer mortgage loans, hybrid loans, payment option ARMs, reverse mortgage loans, loans with initial teaser rates or any product with negative amortization. Hybrid loans are loans that start out as a fixed rate mortgage, but after a set number of years they automatically adjust to an adjustable rate mortgage. Payment option ARMs usually have adjustable rates, for which borrowers choose their monthly payment of either a full payment, interest only, or a minimum payment which may be lower than the payment required to reduce the balance of the loan in accordance with the originally underwritten amortization.

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

Other Products and Services. Deposit products offered by the Bank include interest-bearing and non-interest bearing demand deposit accounts, money market deposit accounts, savings accounts, certificates of deposit, health savings accounts and individual retirement accounts. Deposit accounts are offered to both individuals and commercial businesses. Merchant credit card services and business and consumer debit and credit cards are available. NBB offers other miscellaneous services normally provided by commercial banks, such as letters of credit, night depository, safe deposit boxes, utility payment services and automatic funds transfer. NBB conducts a general trust business that has wealth management, trust and estate services for individual and business customers.

At December 31, 2017, NBB had total assets of $1,253,722 and total deposits of $1,059,806. NBB’s net income for 2017 was $14,575, which produced a return on average assets of 1.18% and a return on average equity of 7.99%. Refer to Note 12 of the Notes to Consolidated Financial Statements for NBB’s risk-based capital ratios.

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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2017, 2016 and 2015.

Period	Class of Service	Percentage of Total Revenues
December 31, 2017	Interest and Fees on Loans	57.96%
	Interest on Investments	20.41%
	Noninterest Income	20.10%
December 31, 2016	Interest and Fees on Loans	57.73%
	Interest on Investments	21.69%
	Noninterest Income	19.53%
December 31, 2015	Interest and Fees on Loans	58.10%
	Interest on Investments	23.31%
	Noninterest Income	18.10%

Market Area

The Company’s market area in southwest Virginia is made up of the counties of Montgomery, Roanoke, Giles, Pulaski, Tazewell, Wythe, Smyth and Washington. It includes the independent cities of Roanoke, Radford and Galax, and the portions of Carroll and Grayson Counties that are adjacent to Galax. The Company also serves those portions of Mercer County and McDowell County, West Virginia that are contiguous with Tazewell County, Virginia. Although largely rural, the market area is home to two major universities, Virginia Tech and Radford University, and to three community colleges. Virginia Tech, located in Blacksburg, Virginia, is the area’s largest employer and is the Commonwealth’s second largest university. A second state supported university, Radford University, is located nearby. In recent years, Virginia Tech’s Corporate Research Center has brought a number of technology-related companies to Montgomery County.

In addition to education, the market area has a diverse economic base with manufacturing, agriculture, tourism, healthcare, retail and service industries. Large manufacturing facilities in the region include Celanese Acetate, the largest employer in Giles County, and Volvo Heavy Trucks, the largest company in Pulaski County. Both of these firms have experienced cycles of hiring and layoffs within the past several years. Tazewell County is largely dependent on the coal mining industry and on agriculture for its economic base. Coal production is a cyclical industry that has declined significantly in recent years and suffered from increased regulations. Montgomery County, Bluefield in Tazewell County and Abingdon in Washington County are regional retail centers and have facilities to provide basic health care for the region.

NBI’s market area offers the advantages of a good quality of life, scenic beauty, moderate climate and historical and cultural attractions. The region has had some recent success attracting retirees, particularly from the Northeast and urban northern Virginia.

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

Cybersecurity

As a financial institution holding company, NBI is subject to cybersecurity risks and has suffered two cybersecurity incidents. To manage and mitigate cybersecurity risk, the Company limits certain transactions and interactions with customers. The Company does not offer online account openings or loan originations, limits the dollar amount of online banking transfers to other banks, does not permit customers to submit address changes or wire requests through online banking, requires a special vetting process for commercial customers who wish to originate ACH transfers, and limits certain functionalities of mobile banking. The Company also requires assurances from key vendors regarding their cybersecurity. While these measures reduce the likelihood and scope of the risk of cybersecurity breaches, in light of the evolving sophistication of system intruders, the risk to us of such breaches continues to exist.  We maintain insurance for these risks but insurance policies are subject to exceptions, exclusions and terms whose applications have not been widely interpreted in litigation.  Accordingly, insurance can provide less than complete protection against the losses that result from cybersecurity breaches and pursuing recovery from insurers can result in significant expense.  In addition, some risks such as reputational damage and loss of customer goodwill, which can result from cybersecurity breaches cannot be insured against.

Organization and Employment

NBI, NBB and NBFS are organized in a holding company/subsidiary structure. Functions that serve both subsidiaries, including audit, compliance, loan review and human resources, are at the holding company level, and fees are charged to the respective subsidiary for those services. In 2018, NBI employees will be transferred to NBB and fees will be charged to NBI for services performed by NBB.

At December 31, 2017, NBI employed 17 full time employees, NBB had 211 full time equivalent employees and NBFS had 4 full time employees.

Regulation, Supervision and Government Policy

NBI and NBB are subject to state and federal banking laws and regulations that provide for general regulatory oversight of all aspects of their operations. As a result of substantial regulatory burdens on banking, financial institutions like NBI and NBB are at a disadvantage to other competitors who are not as highly regulated, and NBI and NBB’s costs of doing business are accordingly higher. Legislative efforts to prevent a repeat of the 2008 financial crisis culminated in the Dodd-Frank Wall Street Reform Act of 2010. This legislation, together with existing and planned regulations, dramatically increased the regulatory burden on commercial banks. The burden falls disproportionately on community banks like NBB, which must devote a higher proportion of their human and other resources to compliance than do their larger competitors. The financial crisis has also heightened the examination focus by banking regulators, particularly on real estate-related assets and commercial loans. While the potential for additional laws and regulations that will impact the Company is reduced in the current environment, heightened examination standards with regard to asset quality remain a risk. The following is a brief summary of certain laws, rules and regulations that affect NBI and NBB.

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

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act (“SOX”) protect investors by improving the accuracy and reliability of corporate disclosures. It impacts all companies with securities registered under the Securities Exchange Act of 1934, including NBI. SOX creates increased responsibility for chief executive officers and chief financial officers with respect to the content of filings with the Securities and Exchange Commission. Section 404 of SOX and related Securities and Exchange Commission rules focused increased scrutiny by internal and external auditors on NBI’s systems of internal controls over financial reporting, which is designed to ensure that those internal controls are effective in both design and operation. SOX sets out enhanced requirements for audit committees, including independence and expertise, and it includes stronger requirements for auditor independence and limits the types of non-audit services that auditors can provide. Finally, SOX contains additional and increased civil and criminal penalties for violations of securities laws.

Capital and Related Requirements. NBI is subject to risk-based capital regulations of the Federal Reserve. The regulations require a minimum ratio of certain capital measures. In addition, the Company is required to maintain a “capital conservation buffer” in excess of the minimum ratio requirements. The implementation period for the capital conservation buffer began in 2016 and will be fully phased in on January 1, 2019. The following table presents the required minimum ratios and minimum ratios with the capital conservation buffer for 2017, as well as the final minimum ratios with the capital conservation buffer when fully phased in:

Regulatory Capital Ratios	Minimum Ratio	Minimum Ratio With Capital Conservation Buffer as of December 31, 2017	Minimum Ratio With Capital Conservation Buffer beginning January 1, 2019
Common Equity Tier 1 Capital to Risk Weighted Assets	4.50%	5.75%	7.00%
Tier 1 Capital to Risk Weighted Assets	6.00%	7.25%	8.50%
Total Capital to Risk Weighted Assets	8.00%	9.25%	10.50%
Leverage Ratio	4.00%	4.00%	4.00%

Risk-weighted assets are assets on the balance sheet as well as certain off-balance sheet items, such as standby letters of credit, to which weights between 0% and 1250% are applied, according to the risk of the asset type. Common Equity Tier 1 Capital (“CET1”) is capital according to the balance sheet, adjusted for goodwill and intangible assets and other prescribed adjustments, as well as accumulated other comprehensive income if the Company elects to exclude. Tier 1 Capital is CET1 adjusted for additional capital deductions. Total Capital is Tier 1 Capital increased for the allowance for loan losses and adjusted for other items. The leverage ratio is the ratio of Tier 1 capital to total average assets, less goodwill and intangibles and certain deferred tax assets.

NBI is expected to be a source of capital strength for its subsidiary bank, and regulators can undertake a number of enforcement actions against NBI if its subsidiary bank becomes undercapitalized. NBI’s bank subsidiary is well capitalized and fully in compliance with capital guidelines. Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for financial institutions could subject NBB or the Company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. Failure to maintain excess reserves for the capital conservation buffer would limit the ability to make capital distributions and pay discretionary bonuses to executives. As described above, significant additional restrictions can be imposed on NBB if it would fail to meet applicable capital requirements.

Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act was signed into law on July 21, 2010. Its wide ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry. The Dodd-Frank Act created an independent Consumer Financial Protection Bureau (“CFPB”) which has the ability to write rules for consumer protections governing all financial institutions. All consumer protection responsibility formerly handled by other banking regulators was consolidated in the CFPB. It oversees the enforcement of all federal laws intended to ensure fair access to credit. For smaller financial institutions such as NBI and NBB, the CFPB coordinates its examination activities through their primary regulators.

The Dodd-Frank Act contains provisions designed to reform mortgage lending, which includes the requirement of additional disclosures for consumer mortgages, and the CFPB implemented many mortgage lending regulations to carry out its mandate. Additionally, in response to the Dodd-Frank Act, the Federal Reserve issued rules in 2011 which had the effect of limiting the fees charged to merchants by credit card companies for debit card transactions. The Dodd-Frank Act also contains provisions that affect corporate governance and executive compensation.

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

The National Bank of Blacksburg

NBB is a national banking association incorporated under the laws of the United States, and the bank is subject to regulation and examination by the Office of the Comptroller of the Currency (“the OCC”). NBB’s deposits are insured by the Federal Deposit Insurance Corporation (“the FDIC”) up to the limits of applicable law. The OCC, as the primary regulator, and the FDIC regulate and monitor all areas of NBB’s operation. These areas include adequacy of capitalization and loss reserves, loans, deposits, business practices related to the charging and payment of interest, investments, borrowings, payment of dividends, security devices and procedures, establishment of branches, corporate reorganizations and maintenance of books and records. NBB is required to maintain certain capital ratios. It must also prepare quarterly reports on its financial condition for the OCC and conduct an annual audit of its financial affairs. The OCC requires NBB to adopt internal control structures and procedures designed to safeguard assets and monitor and reduce risk exposure. While appropriate for the safety and soundness of banks, these requirements add to overhead expense for NBB and other banks.

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

The USA Patriot Act. The USA Patriot Act (“Patriot Act”) facilitates the sharing of information among government entities and financial institutions to combat terrorism and money laundering. The Patriot Act imposes an obligation on NBB to establish and maintain anti-money laundering policies and procedures, including a customer identification program. The Bank must screen all customers against government lists of known or suspected terrorists. There is additional regulatory oversight to insure compliance with the Patriot Act.

Consumer Laws and Regulations. There are a number of laws and regulations that regulate banks’ consumer loan and deposit transactions. Among these are the Truth in Lending Act, the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Fair Debt Collections Practices Act, the Home Mortgage Disclosure Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws and various regulations that implement some or all of the foregoing. NBB is required to comply with these laws and regulations in its dealings with customers. In addition, the CFPB has adopted and may continue to refine rules regulating consumer mortgage lending pursuant to the Dodd-Frank Act. There are numerous disclosure and other compliance requirements associated with the consumer laws and regulations.

Deposit Insurance. NBB has deposits that are insured by the FDIC. The FDIC maintains a Deposit Insurance Fund (“DIF”) that is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are determined based upon several factors, including the level of regulatory capital and the results of regulatory examinations. The FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. Beginning April 1, 2011, an institution’s assessment base became consolidated total assets less its average tangible equity as defined by the FDIC. The FDIC has authority to impose (and has imposed during the recent financial crisis) special measures to boost the deposit insurance fund such as prepayments of assessments and additional special assessments.

After giving primary regulators an opportunity to first take action, the FDIC may initiate an enforcement action against any depository institution it determines is engaging in unsafe or unsound actions or which is in an unsound condition, and the FDIC may terminate that institution’s deposit insurance. NBB has no knowledge of any matter that would threaten its FDIC insurance coverage.

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

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the CFPB amended Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) create a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The Company is predominantly an originator of compliant qualified mortgages.

Monetary Policy

The monetary and interest rate policies of the Federal Reserve, as well as general economic conditions, affect the business and earnings of NBI. NBB and other banks are particularly sensitive to interest rate fluctuations. The spread between the interest paid on deposits and that which is charged on loans is the most important component of the bank’s earnings. In addition, interest earned on investments held by NBI and NBB has a significant effect on earnings. U.S. fiscal policy, including deficits requiring increased governmental borrowing also can affect interest rates. As conditions change in the national and international economy and in the money markets, the Federal Reserve’s actions, particularly with regard to interest rates, and the effects of fiscal policies can impact loan demand, deposit levels and earnings at NBB. It is not possible to accurately predict the effects on NBI of economic and interest rate changes.

Other Legislative and Regulatory Concerns

Particularly because of uncertain economic conditions and the current political environment, federal and state laws and regulations are regularly proposed that could affect the regulation of financial institutions. New, revised or rescinded regulations could add to the regulatory burden on banks and other financial service providers and increase the costs of compliance, or they could change the products that can be offered and the manner in which financial institutions do business. We cannot foresee how regulation of financial institutions may change in the future and how those changes might affect NBI.

Company Website

NBI maintains a website at www.nationalbankshares.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is practical after the material is electronically filed with the Securities and Exchange Commission. The Company’s proxy materials for the 2018 annual meeting of stockholders are also posted on a separate website at www.nationalbanksharesproxy.com.

Item 1A. Risk Factors

If economic trends reverse or recession returns, our credit risk will increase and there could be greater loan losses.

A reversal in economic trends or return to a recession is likely to result in a higher rate of business closures and increased job losses in the region in which we do business. In addition, reduced State funding for the public colleges and universities that are large employers in our market area could have an adverse effect on employment levels and on the area’s economy. These factors would increase the likelihood that more of our customers would become delinquent or default on their loans. A higher level of loan defaults could result in higher loan losses, which could adversely affect our performance.

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

      Most of the Company’s commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market areas in which the Company operates negatively impact this important customer sector, the Company’s results of operations and financial condition may be adversely affected.  Moreover, a portion of these loans have been made by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle since becoming borrowers of the Bank. The deterioration of the borrowers’ businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on the Company’s financial condition and results of operations.

Market interest rates, while rising, remain historically low. When market interest rates rise further, our net interest income can be negatively affected in the short term.

The direction and speed of interest rate changes affect our net interest margin and net interest income. In the short term, rising interest rates may negatively affect our net interest income if our interest-bearing liabilities (generally deposits) reprice sooner than our interest-earning assets (generally loans).

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

The Dodd-Frank Act and its implementing regulations have resulted in greater compliance costs and reduced the profitability of some of our products and services. Implementation of the proposed Basel III rules for capital could increase our compliance costs because of the complexity in the risk assessment rules. While the risk appears to have diminished somewhat, both federal and state governments could enact new laws affecting financial institutions that would further increase our regulatory burden and could negatively affect our profits. Likewise, revisions or rescission of existing laws and regulations already implemented may result in additional compliance costs, at least in the short-term or, if done imprudently, could ultimately create economic risks negatively affecting our revenues.

New laws and regulations could limit our sources of noninterest income.

While the risk appears to have diminished somewhat, new laws and regulations could limit our ability to offer certain profitable products and services. This could have a negative effect on the level of noninterest income.

Intense oversight by regulators could result in stricter requirements and higher overhead costs.

Regulators for the Company and the subsidiary bank are tasked with ensuring compliance with applicable laws and regulations. Laws and regulations are subject to a degree of interpretation. The regulatory environment has caused financial industry regulators to take more extreme interpretations, which could impact the Company’s earnings.

Political risks in the U.S. and the rest of the world could negatively affect the financial markets.

Political risks in the U.S. and the rest of the world could affect financial markets and affect fiscal policy which could negatively affect our investment portfolio and earnings.

Our information systems may experience an interruption or security breach.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions of our internet banking, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed.

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees, in systems and on networks. The secure processing, maintenance and use of this information is critical to the Company’s operations and business strategy. The Company has invested in accepted technologies, and annually reviews its processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems experienced two cyber-intrusions, one in May 2016 and one in January 2017 in which certain customer information was compromised, but which did not cause interruption to the Company’s normal operations. The Company’s computer systems and infrastructure may in the future be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. The occurrence of any failure, interruption or security breach of our communications and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.

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

The Company experienced two cyber-intrusions, one in May 2016 and one in January 2017 in which certain customer information was compromised. The Company has strengthened its multi-faceted approach to reduce the exposure of our systems to cyber- intrusions, strengthen our defenses against hackers and protect customer accounts and information relevant to customer accounts from unauthorized access. These tools include digital technology safeguards, internal policies and procedures, and employee training.

The Company believes its cybersecurity risk management program addresses the risk from cybersecurity attacks. However, it is not possible to fully eliminate exposure. We may experience human error or have unknown susceptibilities that allow our systems to become victim to a highly-sophisticated cyber-attack. If hackers gain entry to our systems, they may disable other safeguards that limit loss, including limits on the number, amount, and frequency of ATM withdrawals, as well as other loss-prevention or detection measures.

Cybersecurity attacks are probable and may result in additional costs.

The Company has experienced many attempted cybersecurity attacks, of which two resulted in a breach. The Company estimates that the probability of future attempted cyber-attacks is high. To reduce the risk of loss from cyber-attacks and to remediate vulnerabilities discovered through the breach investigations, the Company has incurred costs related to forensic investigations, legal and advisory expenses, insurance premiums, system monitoring and testing, and installing new technological infrastructure and defenses. The Company has implemented or is in the process of implementing every recommendation from the forensic investigations. If the Company experiences another cyber-breach, these costs will increase as well as potential costs for litigation, reputational harm and regulatory costs.

The Company relies on other companies to provide key components of the Company’s business infrastructure.

Third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While the Company has selected these third party vendors carefully, it does not control their actions. Any problem caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failures of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third party vendor could also hurt the Company’s operations if those difficulties interface with the vendor’s ability to serve the Company.  Replacing these third party vendors could also create significant delay and expense and damage the Company's ability to service its customers resulting in a loss of goodwill. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

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

Two major employers in the Company’s market area are Virginia Tech and Radford University, both state-supported institutions. If federal or state support for public colleges and universities wanes, our business may be adversely affected from declines in university programs, capital projects, employment and other related factors.

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

The authorities who promulgate accounting standards, including the Financial Accounting Standards Board, SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also require the Company to incur additional personnel or technology costs. Most notably, new guidance on the calculation of credit reserves using current expected credit losses was finalized in June, 2016. The standard will be effective for the Company beginning January 1, 2021. The Company has formed a management committee to prepare for the new standards. The committee has implemented new data collection and has begun the process to run preliminary CECL models along with the incurred loss model currently in use. To implement the new standard, the Company will incur costs related to data collection and documentation, technology and training. The Company expects that implementation could significantly impact our required credit reserves. Other impacts to capital levels, profit and loss and various financial metrics will also result.

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

The trading volume in the Company’s common stock on the NASDAQ Capital Market has been relatively low when compared with larger companies listed on the NASDAQ Capital Market or other stock exchanges. There is no assurance that a more active and liquid trading market for the common stock will exist in the future. Consequently, stockholders may not be able to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares. In addition, the Company cannot predict the effect, if any, that future sales of its common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of the common stock. Sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, could cause the price of the Company’s common stock to decline, or reduce the Company’s ability to raise capital through future sales of common stock.

A change in tax rates applicable to the Company may cause impairment of deferred tax assets.

The Company determines deferred income taxes using the balance sheet method. Under this method, each asset and liability is examined to determine the difference between its book basis and its tax basis. The difference between the book basis and the tax basis of each asset and liability is multiplied by the Company’s marginal tax rate to determine the net deferred tax asset or liability. If the applicable tax rate changes, the effect of the change on deferred tax assets is recognized as an increase or decrease to income tax expense.

When changes in tax rates and laws are enacted, the company must recognize the changes in the period in which they are enacted. On December 22, 2017, The Tax Cuts and Jobs Act (“the ACT”) was signed into law and becomes effective January 1, 2018. The Act will change the Company’s applicable tax rate from a 35% marginal rate to a flat 21%. Deferred tax assets were re-valued from 35% to 21% in 2017, with a resulting charge to income tax expense.

Item 1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties

NBB owns and has a branch bank in NBI’s headquarters building located at 101 Hubbard Street, Blacksburg, Virginia. NBB’s main office is at 100 South Main Street, Blacksburg, Virginia. NBB owns an additional seventeen branch offices and it leases six branch locations and a loan production office. We believe that existing facilities are adequate for current needs and to meet anticipated growth.

Item 3. Legal Proceedings

NBI, NBB, and NBFS are not currently involved in any material pending legal proceedings. There are no legal proceedings related to cybersecurity.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

National Bankshares, Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “NKSH.” As of December 31, 2017, there were 660 record stockholders of NBI common stock. The following is a summary of the market price per share and cash dividend per share of the common stock of National Bankshares, Inc. for 2017 and 2016.

Common Stock Market Prices

		2017		2016		Dividends per share
	High	Low	High	Low		2017		2016
First Quarter	$44.40	$36.05	$35.10	$31.75	$	---	$	---
Second Quarter	44.75	37.60	37.10	32.32		0.56		0.55
Third Quarter	46.25	36.75	37.49	33.18		---		---
Fourth Quarter	47.70	42.00	45.35	34.00		0.61		0.61

NBI’s primary source of funds for dividend payments is dividends from its bank subsidiary, NBB. Bank dividend payments are restricted by regulators, as more fully disclosed in Note 11 of Notes to Consolidated Financial Statements.

On May 10, 2017, NBI’s Board of Directors approved the repurchase of up to 100,000 shares of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934. During 2017, there were no shares repurchased, and 100,000 shares may yet be purchased under the program.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total of stockholder return on NBI common stock with the cumulative return on the NASDAQ Composite Index, and the NASDAQ Bank Index for the five-year period commencing on December 31, 2012. These comparisons assume the investment of $100 in National Bankshares, Inc. common stock in each of the indices on December 31, 2012, and the reinvestment of dividends.

	2012	2013	2014	2015	2016	2017
NATIONAL BANKSHARES, INC.	100	117	100	122	154	165
NASDAQ COMPOSITE INDEX	100	140	161	172	188	244
NASDAQ BANK INDEX	100	144	149	161	223	235

Item 6. Selected Financial Data

National Bankshares, Inc. and Subsidiaries

Selected Consolidated Financial Data

$ in thousands, except per share data	Year ended December 31,
	2017	2016	2015	2014	2013
Selected Income Statement Data:
Interest income	$41,260	$40,930	$42,914	$43,944	$45,670
Interest expense	4,125	4,166	4,183	4,899	5,955
Net interest income	37,135	36,764	38,731	39,045	39,715
Provision for loan losses	157	1,650	2,009	1,641	1,531
Noninterest income	10,379	9,932	9,486	9,120	9,222
Noninterest expense	26,972	26,152	25,635	24,432	24,299
Income taxes	6,293	3,952	4,740	5,178	5,317
Net income	14,092	14,942	15,833	16,914	17,790

Per Share Data:
Basic net income	2.03	2.15	2.28	2.43	2.56
Diluted net income	2.03	2.15	2.28	2.43	2.55
Cash dividends declared	1.17	1.16	1.14	1.13	1.12
Book value	26.57	25.62	24.74	23.93	21.00

Selected Balance Sheet Data at End of Year:
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	660,144	639,452	610,711	597,203	587,463
Total securities	459,751	440,409	389,288	385,385	347,109
Total assets	1,256,757	1,233,942	1,203,519	1,158,798	1,114,561
Total deposits	1,059,734	1,043,442	1,018,859	982,428	960,036
Stockholders’ equity	184,896	178,263	172,114	166,303	145,892

Selected Balance Sheet Daily Averages:
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	644,998	613,366	611,554	584,857	577,746
Total securities	442,101	420,915	379,805	361,028	362,334
Total assets	1,235,754	1,206,745	1,155,594	1,120,848	1,090,703
Total deposits	1,038,586	1,013,787	976,597	957,684	933,482
Stockholders’ equity	184,539	180,047	171,732	157,832	149,491

Selected Ratios:
Return on average assets	1.14%	1.24%	1.37%	1.51%	1.63%
Return on average equity	7.64%	8.30%	9.22%	10.72%	11.90%
Dividend payout ratio	57.77%	54.02%	50.09%	46.43%	43.74%
Average equity to average assets	14.93%	14.92%	14.86%	14.08%	13.71%
Efficiency ratio(1)	53.08%	52.17%	49.41%	47.08%	45.99%

(1)

The efficiency ratio is calculated by dividing noninterest expense by noninterest income and net interest income on a fully taxable equivalent basis. The tax rate used to calculate fully taxable equivalent basis is 35%.

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
●

monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Consumer Financial Protection Bureau and the Federal Deposit Insurance Corporation, and the impact of any policies or programs implemented pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and other financial reform legislation,

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

If the national economy or the Company’s market area experience a downturn, it is likely that unemployment will rise and that other economic indicators will negatively impact the Company’s trade area. Because of the importance to the Company’s markets of state-funded universities, cutbacks in the funding provided by the Commonwealth could also negatively impact employment. This could lead to a higher rate of delinquent loans and a greater number of real estate foreclosures. Higher unemployment and the fear of layoffs causes reduced consumer demand for goods and services, which negatively impacts the Company’s business and professional customers. An economic downturn could have an adverse effect on all financial institutions, including the Company.

Critical Accounting Policies

General

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. Although the economics of the Company’s transactions may not change, the timing of events that would impact the transactions could change.

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

Appraisals and internal valuations provide an estimate of market value. Appraisals must conform to the Uniform Standards of Professional Appraisal Practice (“USPAP”) and are prepared by an independent third-party appraiser who is certified and licensed and who is approved by the Company. Appraisals may incorporate market analysis, comparable sales analysis, cash flow analysis and market data pertinent to the property to determine market value.

Internal evaluations are prepared by third party providers and reviewed by employees of the Company who are independent of the loan origination, operation, management and collection functions. Evaluations provide a property’s market value based on the property’s current physical condition and characteristics and the economic market conditions that affect the collateral’s market value. Evaluations incorporate multiple sources of data to arrive at a property’s market value, including physical inspection, independent third-party automated tools, comparable sales analysis and local market information.

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

The appraisal or evaluation value for a collateral-dependent loan for which recovery is expected solely from the sale of collateral is reduced by estimated selling costs. Estimated losses on collateral-dependent loans, as well as any other impairment loss considered uncollectible, are charged against the allowance for loan losses. Impairment losses that are not considered uncollectible or for loans that are not collateral dependent are accrued in the allowance. Impaired loans with partial charge-offs are maintained as impaired until the remaining balance is satisfied. Smaller homogeneous impaired loans that are not troubled debt restructurings and are not part of a larger impaired relationship are collectively evaluated.

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

The estimate of the allowance for December 31, 2017 considered market and portfolio conditions during 2017 as well as the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended December 31, 2017. If the economy experiences a downturn, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 5 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

Goodwill

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test. The Company performs impairment testing in the fourth quarter of each year. The Company’s most recent impairment test was performed in the fourth quarter of 2017. Accounting guidance provides the option of performing preliminary assessment of qualitative factors before performing more substantial testing for impairment. The Company opted not to perform the preliminary assessment. The Company’s goodwill impairment analysis considered three valuation techniques appropriate to the measurement. The first technique uses the Company’s market capitalization as an estimate of fair value; the second technique estimates fair value using current market pricing multiples for companies comparable to the Company; while the third technique uses current market pricing multiples for change-of-control transactions involving companies comparable to the Company. Each measure indicated that the Company’s fair value exceeded its book value, validating that goodwill is not impaired.

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

Overview

National Bankshares, Inc. is a financial holding company incorporated under the laws of Virginia. Located in southwest Virginia, NBI has two wholly-owned subsidiaries, the National Bank of Blacksburg and National Bankshares Financial Services, Inc. The National Bank of Blacksburg (“NBB”), which does business as National Bank from twenty-five office locations and one loan production office, is a community bank. NBB is the source of nearly all of the Company’s revenue. National Bankshares Financial Services, Inc. (“NBFS”) does business as National Bankshares Investment Services and National Bankshares Insurance Services. Income from NBFS is not significant at this time, nor is it expected to be so in the near future.

National Bankshares, Inc. common stock is listed on the NASDAQ Capital Market and is traded under the symbol “NKSH.” National Bankshares, Inc. has been included in the Russell Investments Russell 3000 and Russell 2000 Indexes since June 29, 2009.

Performance Summary

The following table presents NBI’s key performance ratios for the years ending December 31, 2017 and December 31, 2016:

	12/31/17	12/31/16
Return on average assets	1.14%	1.24%
Return on average equity	7.64%	8.30%
Basic net earnings per common share	$2.03	$2.15
Fully diluted net earnings per common share	$2.03	$2.15
Net interest margin (1)	3.45%	3.51%
Noninterest margin (2)	1.34%	1.36%

(1)	Net Interest Margin – Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.
(2)

Noninterest Margin – Noninterest expense (excluding the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The return on average assets for the year ended December 31, 2017 was 1.14%, a decrease from 1.24% for the year ended December 31, 2016. The return on average equity decreased from 8.30% for the year ended December 31, 2016 to 7.64% for the year ended December 31, 2017.

The net interest margin decreased from 3.51% at year-end 2016 to 3.45% at December 31, 2017. The net interest margin benefitted from Federal Reserve interest rate increases, but reflected downward repricing of loans for competitive purposes, as well as the Company’s asset liability management practices.

The noninterest margin decreased from 1.36% to 1.34% over the same period, while      basic net earnings per common share decreased from $2.15 for the year ended December 31, 2016 to $2.03 for the year ended December 31, 2017.

Growth

NBI’s key growth indicators are shown in the following table:

	12/31/17	12/31/16
Securities	$459,751	$440,409
Loans, net of unearned income and deferred fees and costs, and the allowance for loan losses	660,144	639,452
Deposits	1,059,734	1,043,442
Total assets	1,256,757	1,233,942

Total assets experienced growth in 2017, funded by increases in customer deposits. Customer deposits grew $16,292 or 1.56% from December 31, 2016, with increases mainly from municipal deposits and individuals seeking to safeguard principal by avoiding more volatile investments in financial markets. The liquidity provided by customer deposits supported growth in loans of $20,692 or 3.24%. Securities increased by $19,342 or 4.39%.

In both 2017 and 2016, the Company’s growth was internally generated and was not the result of acquisitions or other borrowings.

Asset Quality

Key indicators of NBI’s asset quality are presented in the following table:

	12/31/17	12/31/16
Nonperforming loans(1)	$2,769	$5,855
Loans past due 90 days or more and accruing	51	63
Other real estate owned	2,817	3,156
Allowance for loan losses to loans(2)	1.19%	1.28%
Net charge-off ratio	0.08%	0.26%

(1)	Nonperforming loans include nonaccrual loans plus restructured loans in nonaccrual status. Accruing restructured loans are not included.
(2)	Loans are net of unearned income and deferred fees and costs.

The Company monitors asset quality indicators in managing credit risk and in determining the allowance and provision for loan losses. At December 31, 2017, nonperforming loans were $2,769 or 0.41% of loans net of unearned income and deferred fees and costs. This compares to $5,855 or 0.90% at December 31, 2016. Loans past due 90 days or more and still accruing at year-end 2017 totaled $51, a decrease of $12 or 19.05%, from $63 at December 31, 2016. The net charge-off ratio decreased from 0.26% for the year ended December 31, 2016 to 0.08% for the year ended December 31, 2017, while other real estate owned decreased $339 for the same period.

The Company’s risk analysis determined an allowance for loan losses of $7,925 at December 31, 2017, resulting in a provision for the year of $157. This compares with an allowance for loan losses of $8,300 as of December 31, 2016, and a provision of $1,650 for the year ended December 31, 2016. The ratio of the allowance for loan losses to loans decreased to 1.19%, from 1.28% at December 31, 2016. The methodology for determining the allowance for loan losses relies on historical charge-off trends, modified by trends in nonperforming loans and economic indicators. More information about the level and calculation methodology of the allowance for loan losses is provided in “Provision and Allowance for Loan Losses”, “Balance Sheet – Loans – Risk Elements,” “Balance Sheet – Loans – Troubled Debt Restructurings,” as well as Notes 1 and 5 to the financial statements.

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

Net Interest Income

Net interest income for the year ended December 31, 2017 was $37,135, an increase of $371, or 1.01%, when compared to the prior year. The net interest margin for 2017 was 3.45%, compared to 3.51% for 2016. Total interest income for the period ended December 31, 2017 was $41,260, an increase of $330 from the period ended December 31, 2016. Interest expense declined by $41 during the same time frame, from $4,166 for the year ended December 31, 2016 to $4,125 for the year ended December 31, 2017. The decline in interest expense came about in part because higher priced certificates of deposit renewed at lower interest rates and because of the continued migration of time deposits to lower-cost non-time deposits. In addition, low-rate interest-bearing deposits volume increased substantially. Please refer to the section titled “Analysis of Changes In Interest Income and Interest Expense” for further information related to rate and volume changes.

The amount of net interest income earned is affected by various factors, including changes in market interest rates due to the Federal Reserve Board’s monetary policy, U.S. fiscal policy, the level and composition of the earning assets and the composition of interest-bearing liabilities. The Company has the ability to respond over time to interest rate movements and reduce volatility in the net interest margin. However, the frequency and/or magnitude of changes in market interest rates are difficult to predict and may have a greater impact on net interest income than adjustments by management.

The Federal Reserve increased its target federal funds rate by 25 basis points in December 2016 and raised rates by 25 basis points again in March, June and December, 2017, ending the year at a target of 1.50%. The rate increases positively affected the yield on the Company’s interest-bearing deposits in other banks for 2017. The yield on interest-bearing deposits increased from 0.52% for 2016 to 1.10% for 2017. However, the interest rate environment during 2017 is still considered to be relatively low by historical standards.

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

Federal Reserve policies and market forces influence the Company’s net interest margin. Because interest rates continue at relatively low levels, the Company expects that interest rates will likely increase in the future. The Company anticipates any rate increases will have a positive impact on the Company’s future net interest income. Management cannot predict the timing and level of interest rate movements.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the daily average balance outstanding, net interest income and net yield on average interest-earning assets for the years indicated.

	December 31, 2017			December 31, 2016			December 31, 2015
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net of unearned income and deferred fees and costs (1)(2)(3)(4)	$653,756	$30,593	4.68%	$622,239	$29,993	4.82%	$620,547	$31,122	5.02%
Taxable securities(5)	313,255	5,711	1.82%	280,842	5,910	2.10%	234,398	6,776	2.89%
Nontaxable securities (1)(5)	131,762	7,462	5.66%	139,429	7,932	5.69%	147,895	8,425	5.70%
Interest-bearing deposits	71,603	791	1.10%	102,819	532	0.52%	96,677	254	0.26%
Total interest-earning assets	$1,170,376	$44,557	3.81%	$1,145,329	$44,367	3.87%	$1,099,517	$46,577	4.24%
Interest-bearing liabilities:
Interest-bearing demand deposits	$598,661	$3,344	0.56%	$567,971	$3,144	0.55%	$525,864	$2,916	0.55%
Savings deposits	140,997	244	0.17%	134,982	315	0.23%	127,534	408	0.32%
Time deposits	120,220	537	0.45%	140,490	707	0.50%	163,370	859	0.53%
Total interest-bearing liabilities	$859,878	$4,125	0.48%	$843,443	$4,166	0.49%	$816,768	$4,183	0.51%
Net interest income(1) and interest rate spread		$40,432	3.33%		$40,201	3.38%		$42,394	3.73%
Net yield on average interest-earning assets			3.45%			3.51%			3.86%

(1)	Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 35% in the three years presented.
(2)	Loan fees of $303 in 2017, $360 in 2016 and $448 in 2015 are included in total interest income.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.

The following table reconciles net interest income on a fully-taxable equivalent basis to net interest income on a GAAP basis.

	December 31,
	2017	2016	2015
Net interest income, fully taxable equivalent basis	$40,432	$40,201	$42,394
Less: taxable equivalent adjustment	(3,297)	(3,437)	(3,663)
Net interest income	$37,135	$36,764	$38,731

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

	2017 Over 2016			2016 Over 2015
	Changes Due To			Changes Due To
	Rates(2)	Volume(2)	Net Dollar Change	Rates(2)	Volume(2)	Net Dollar Change
Interest income: (1)
Loans	$(891)	$1,491	$600	$(1,214)	$85	$(1,129)
Taxable securities	(839)	640	(199)	(2,055)	1,189	(866)
Nontaxable securities	(36)	(434)	(470)	(11)	(482)	(493)
Interest-bearing deposits	460	(201)	259	261	17	278
Increase (decrease) in income on interest-earning assets	$(1,306)	$1,496	$190	$(3,019)	$809	$(2,210)
Interest expense:
Interest-bearing demand deposits	$29	$171	$200	$(5)	$233	$228
Savings deposits	(84)	13	(71)	(116)	23	(93)
Time deposits	(74)	(96)	(170)	(36)	(116)	(152)
Increase (decrease) in expense of interest-bearing liabilities	$(129)	$88	$(41)	$(157)	$140	$(17)
Increase (decrease) in net interest income	$(1,177)	$1,408	$231	$(2,862)	$669	$(2,193)

(1)	Taxable equivalent basis using a Federal income tax rate of 35% in 2017, 2016 and 2015.
(2)	Variances caused by the change in rate times the change in volume have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each.

Net interest income on a taxable-equivalent basis increased $231 when 2017 is compared with 2016. Total interest income on a taxable equivalent basis increased $190 while total interest expense declined by $41. Declining yields impacted net interest income by $1,177, offset by increases due to volume of $1,408.

The Federal Reserve increased rates by 25 basis points in December 2016 and three times in 2017. The rate increases had a direct and immediate effect on the Company’s interest-bearing deposits. Interest income on interest-bearing deposits increased $460 due to rates, but declined by $201 due to reduced volume, for a net increase of $259 when 2017 is compared with 2016. The Company’s securities and loan portfolios did not experience a similar increase in yields due to the longer-term nature of the portfolios, reinvestment opportunities in the bond market and the competitive lending environment of the Company’s market area.

Taxable equivalent interest income on loans increased $600 when 2017 and 2016 are compared. The average balance of loans increased from $622,239 in 2016 to $653,756 in 2017, increasing interest income by $1,491. Lower yields reduced interest income by $891.

Interest income on taxable securities decreased $199 when 2017 is compared with 2016, the result of an increase of $640 due to volume offset by a decline of $839 due to rates. Taxable-equivalent interest on non-taxable securities declined $36 due to rates and $434 due to volume. The low interest rate environment in 2016 resulted in a large number of called securities at a time when re-investment opportunities were less attractive than the yields on the original called securities. The lower yields available upon reinvestment of the call securities negatively impacted income from securities during 2017. Because of low yields in the securities markets and a highly competitive loan environment, the Company priced deposits accordingly.

Interest on time deposits declined $170 from 2016 to 2017, with a decline of $74 due to rates and $96 due to decreased volume. See “Net Interest Income” for additional information related to the decline in interest expense.

When 2016 is compared with 2015, taxable-equivalent net interest income declined by $2,193. Total interest expense declined by $17, while interest income on a taxable-equivalent basis decreased $2,210. Declining yields impacted net interest income by $2,862, offset by increases due to favorable changes in volume of $669.

Lower interest rates led to a decline of $1,214 in interest income from loans. The average balance of loans increased from $620,547 in 2015 to $622,239 in 2016, causing an increase in interest income of $85.

Interest income on taxable securities decreased $2,055 due to rates, offset by an increase of $1,189 due to average volume, for a net decrease of $866 compared to 2015. Interest on non-taxable securities on a fully-taxable equivalent basis declined $11 due to rates and $482 due to volume. Because of low yields in the securities markets and a highly competitive loan environment, the Company priced deposits accordingly. Interest on time deposits declined $152 from 2015 to 2016, with a decline of $36 due to rates and $116 due to decreased volume.

Interest Rate Sensitivity

The Company considers interest rate risk to be a significant risk and has systems in place to measure the exposure of net interest income and fair market values to movement in interest rates. Among the tools available to management is interest rate sensitivity analysis, which provides information related to repricing opportunities. Interest rate shock simulations indicate potential economic loss due to future interest rate changes. Shock analysis is a test that measures the effect of a hypothetical, immediate and parallel shift in interest rates. The following table shows the results of a rate shock and the effects on the return on average assets and the return on average equity projected at December 31, 2017 and 2016. For purposes of this analysis, noninterest income and expenses are assumed to be flat.

Rate Shift (bp)	Return on Average Assets		Return on Average Equity
	2017	2016	2017	2016
300	1.37%	1.23%	9.13%	8.37%
200	1.40%	1.24%	9.28%	8.42%
100	1.42%	1.24%	9.42%	8.45%
(-)100	1.37%	1.13%	9.06%	7.70%
(-)200	1.23%	1.05%	8.17%	7.20%
(-)300	1.25%	1.12%	8.33%	7.57%

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

Noninterest Income

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Service charges on deposits	$2,776	$2,458	$2,250
Other service charges and fees	205	212	215
Credit card fees	3,948	3,798	3,861
Trust fees	1,530	1,346	1,229
Bank-owned life insurance income	758	597	603
Other income	1,148	1,289	1,295
Realized securities gains	14	232	33
Total noninterest income	$10,379	$9,932	$9,486

Service charges on deposit accounts totaled $2,776 for the year ended December 31, 2017. This is an increase of $318, or 12.94%, from $2,458 for the year ended December 31, 2016. Service charges on deposit accounts increased $208, or 9.24%, from 2015 to 2016. This income category is affected by the number of deposit accounts, the level of service charges and the number of checking account overdrafts. The 2017 increase resulted primarily from an increase of $325 in non-sufficient funds and overdraft fees due to implementation of a new overdraft privilege program during the second half of 2016. The 2016 increase resulted primarily from an increase of $224 in non-sufficient funds and overdraft fees due to implementation of the overdraft privilege program.

Other service charges and fees include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees from letters of credit and income from commissions on the sale of credit life, accident and health insurance. These fees were $205 for the year ended December 31, 2017, a decrease of $7, or 3.30%, from the $212 for 2016. The total for the year ended December 31, 2016 was $3 below the $215 posted for the year ended December 31, 2015.

Credit card fees for the year ended December 31, 2017, were $150 above the $3,798 reported for the year ended December 31, 2016. From 2015 to 2016, credit card fees decreased $63, or 1.63%. Credit card fees are dependent on the volume of transactions.

Trust fees at $1,530 increased by $184 or 13.67% when the years ended December 31, 2017 and 2016 are compared. For the year ended December 31, 2016 trust fees were $1,346, an increase of $117, or 9.52%, from 2015. Trust fees are generated from a number of different types of accounts, including estates, personal trusts, employee benefit trusts, investment management accounts, attorney-in-fact accounts and guardianships. Trust income varies depending on the number and type of accounts under management and financial market conditions. The mix of account types also affected the level of trust fees in 2016 and 2017.

Noninterest income from bank-owned life insurance (BOLI) increased, from $597 for the year ended December 31, 2016 to $758 for 2017. The Company purchased an additional $10 million in BOLI in June 2017. BOLI income for the year ended December 31, 2015 was $603. Income from bank-owned life insurance was affected by the performance of the variable rate policies, which has not varied significantly.

Other income is income from smaller balance accounts that cannot be classified in another category. Some examples include gains on mortgage loans sold, net gains from the sale of fixed assets and revenue from investment and insurance sales. Other income for 2017 was $1,148, a decrease of $141, or 10.94%, when compared with $1,289 for the year ended December 31, 2016. In December 2017, the Company sold its Marion branch office and realized a gain on the sale of fixed assets of $134. This was offset by a decline of $69 in the gain on the sale of mortgage loans due to lower volume, and a decline of $230 due to a one-time vendor signing incentive received in 2016. Other income decreased slightly from 2015 to 2016.

During 2017, the Company sold a small investment in community bank stock that resulted in a gain of $4. All other realized gains and losses on securities during 2017, 2016 and 2015 resulted from calls of securities. The Company did not sell any securities in 2016 or 2015.

Noninterest Expense

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Salaries and employee benefits	$13,746	$12,792	$12,522
Occupancy, furniture and fixtures	1,820	1,849	1,743
Data processing and ATM	2,275	2,186	1,657
FDIC assessment	364	476	546
Credit card processing	2,748	2,782	2,692
Intangibles amortization	68	257	999
Net costs of other real estate owned	205	472	608
Franchise taxes	1,315	1,296	1,288
Other operating expenses	4,431	4,042	3,580
Total noninterest expense	$26,972	$26,152	$25,635

Salary and benefits expense increased $954, or 7.46%, from $12,792 for the year ended December 31, 2016 to $13,746 for 2017. Employee salaries increased $256 or 2.63% which was the result of normal staffing and compensation decisions. Expense associated with the health insurance reserve increased $419. The Company participates in a “self-funded” insurance plan and reserves amounts based on employee health insurance usage and calculated projections. In 2016, the Company benefitted from refunds due to a change in the calculation of the required minimum reserve and from positive claims history. The Company began in 2017, a new incentive compensation program for senior employees, which contributed $280 to the increase. The increases were offset by a $101 decrease in salary expense related to deferred costs associated with loan production. Salary and benefits expense increased $270, or 2.16%, from $12,522 for the year ended December 31, 2015 to $12,792 for 2016. From 2015 to 2016, employee salaries increased $695 or 7.70%, which were the result of normal staffing and compensation decisions. This was offset by a $680 reduction in fringe benefits and a reduction of $171 in BOLI and salary continuation expenses.

Occupancy, furniture and fixtures expense was $1,820 for the year ended December 31, 2017, a decrease of $29, or 1.57%, from the prior year. The decrease stemmed from higher expenditures on security equipment and building maintenance in the previous year. The 2016 total was $1,849, an increase of $106, or 6.08%, from the $1,743 reported at year-end 2015.

Data processing and ATM expense was $2,275 in 2017, $2,186 in 2016 and $1,657 in 2015. The increase of $89 or 4.07% from 2016 to 2017 was due to increased maintenance expense associated with infrastructure upgrades. The Company is committed to maintaining up-to-date technology in a cost-effective manner.

When the years ended December 31, 2017 and December 31, 2016 are compared, the Federal Deposit Insurance Corporation assessment expense decreased $112 or 23.53%. The total expense for 2017 was $364, which compares with $476 for 2016. The FDIC assessment is accrued based on a method provided by the FDIC. The FDIC’s Deposit Insurance Fund reserve ratio reached a target threshold during the second quarter of 2016, resulting in lower FDIC insurance expense for many federally insured institutions. The FDIC assessment expense for the year ended December 31, 2016 decreased $70 from $546 for 2015.

Credit card processing expense was $2,748 for the period ended December 31, 2017, a decrease of $34, or 1.22% from 2016’s total of $2,782. Credit card processing expense in 2016 increased $90, or 3.34% from 2015. This expense is driven by the volume of credit card, debit card and merchant account transactions and by the level of merchant discount fees. It is subject to a degree of variability.

The expense for intangibles amortization is related to acquisitions. There were no acquisitions in the last year, and the expense for 2017 decreased from 2016 by $189 or 73.54%. The decrease in core deposit intangibles amortization is due to certain core deposit intangibles becoming fully amortized in late 2015, the first half of 2016, and the first quarter of 2017. The expense for intangibles amortization decreased $742 from 2015 to 2016.

Net costs of other real estate owned decreased from $472 for the period ended December 31, 2016 to $205 for the year ended December 31, 2017. From 2015 to 2016, net costs of other real estate owned decreased $136 from $608. This expense category varies with the number of foreclosed properties owned by NBB and with the expense associated with each. It includes write-downs on other real estate owned plus other costs associated with carrying these properties, as well as net gains or losses on the sale of other real estate. In 2017, write-downs on other real estate were $113. This compares with $268 in 2016 and $440 in 2015. Other real estate is initially accounted for at fair value less estimated costs to sell using current valuations, which include appraisals, real estate evaluations and realtor market opinions. If new valuation information indicates a decline from the initial basis, the Company records a write-down. Other costs for these properties in 2017 were $80, compared with $118 in 2016. The Company recorded a loss of $12 on the sale of OREO in 2017 and a loss of $86 for 2016. The Company’s market area is showing mixed economic signs, with some favorable indicators and some unfavorable indicators, and we anticipate that there may be additional foreclosures in the future. The Company currently does not have any loans in process of foreclosure.

Franchise taxes were $1,315 for the period ended December 31, 2017 and $1,296 for 2016, an increase of $19 or 1.47%. Franchise tax expense increased $8 in 2016 from $1,288 in 2015. State bank franchise taxes are based upon NBB’s total equity, which increased in both 2016 and 2017.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs and charitable donations. For the year ended December 31, 2017, other operating expenses were $4,431. This compares with $4,042 for 2016 and $3,580 for 2015. The $389 increase from 2016 to 2017 was due to a loss of $189 resulting from a wire fraud and an increase in expenses associated with the overdraft program, legal fees, and audit and consulting services. The $462 increase from 2015 to 2016 was primarily the result of the recognition of $347 in bankcard losses.

Cybersecurity Risks and Incidents

The Company treats cybersecurity risk seriously. The Company has a program to identify, mitigate and manage its cybersecurity risks. The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, and firewall management, as well as ongoing employee training. In 2017, the Company also implemented additional email and web protections, an intrusion prevention system and an additional targeted cybersecurity insurance policy. The costs of these measures were $134 for the twelve months ended December 31, 2017 and $66 for the twelve months ended December 31, 2016. These costs are included in various categories of noninterest expense.

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

The Company retained a nationally recognized firm to investigate and remediate the May 2016 intrusion and a separate nationally recognized firm to investigate and remediate the January 2017 intrusion. The firms provided the Company with recommendations concerning its systems and procedures. The Company adopted and implemented all of the recommendations resulting from the investigation of the May 2016 intrusion and has implemented most of the recommendations from the investigation of the January 2017 intrusion, with targeted completion for all such recommendations in 2018.

The financial impact of the attacks include the amount of the theft, as well as costs of investigation and remediation. The theft of funds totaled $570 in the May 2016 attack and $1,838 in the January 2017 attack. The Company recognized an estimated loss of $347 in 2016 within other operating expenses, and currently recognizes an insurance receivable in other assets of $2,061. The Company filed an insurance claim in 2017 for both of the breaches and is awaiting a response from the insurance company. The Company has had no adverse communication from the insurance company. Costs for investigation, remediation, and legal consultation totaled $407 in 2017 and $46 in 2016. As of December 31, 2017, the Company has appropriately accounted for the breaches. There has been no litigation to date associated with the breaches.

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

Income Taxes

Income tax expense for 2017 was $6,293 compared to $3,952 in 2016 and $4,740 in 2015. During the three years reported, the Company’s marginal tax rate was 35%.  The Company’s effective tax rates for 2017, 2016 and 2015 were 30.87%, 20.92% and 23.04%, respectively. The expected income tax expense based on the Company’s marginal tax rate differs from the actual income tax expense due to tax exempt income on municipal securities and loans as well as the re-valuation of deferred tax assets. On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted and is effective January 1, 2018. The Act will reduce the Company’s tax rate to 21%. As a result of the change in the Company’s future tax rate, generally accepted accounting principles in the United States (“GAAP”) require revaluation in 2017 of deferred tax assets to the rate at which they will be realized. During the fourth quarter, the Company recognized a revaluation adjustment of $1.56 million, with a corresponding charge to income tax expense. See Note 10 of the Notes to Consolidated Financial Statements for addition information relating to income taxes.

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

Provision and Allowance for Loan Losses

The Company’s risk analysis at December 31, 2017 determined an allowance for loan losses of $7,925 or 1.19% of loans net of unearned income and deferred fees and costs, a decrease from $8,300 or 1.28% at December 31, 2016. The determination of the appropriate level for the allowance for loan losses resulted in a provision for loan losses of $157 for the twelve months ended December 31, 2017, compared with $1,650 for the twelve months ended December 31, 2016. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $11,924 on a gross basis and $11,919 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $177 at December 31, 2017. Individually evaluated impaired loans at December 31, 2016 were $9,173 on a gross basis and $9,168 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $26. The specific allocation is determined based on criteria particular to each impaired loan.

Collectively evaluated loans totaled $656,758 on a gross basis and $656,150 net of unearned income and deferred fees and costs, with an allowance of $7,748 or 1.18% at December 31, 2017. At December 31, 2016, collectively evaluated loans totaled $639,373 on a gross basis and $638,584 net of unearned income and deferred fees and costs, with an allowance of $8,274 or 1.30%.

      For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, adjusted for qualitative factors that influence credit risk. Qualitative factors evaluated for impact to credit risk include economic measures, asset quality indicators, loan characteristics, and internal Bank policies and management.

Net charge-off rates for each class are averaged over 8 quarters (2 years) to determine the historical net charge off rate applied to each class of collectively evaluated loans. Net charge-offs for the twelve months ended December 31, 2017 were $532 or 0.08% of average loans, an improvement from $1,647 or 0.26% for the twelve months ended December 31, 2016. Net charge-offs for the twelve months ended December 31, 2015 were $1,975 or 0.32% of loans. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

Economic factors influence credit risk and impact the allowance for loan loss. The Company considers economic indicators that impact its markets, including: unemployment, personal bankruptcy filings, business bankruptcy filings, the interest rate environment, residential vacancy rates, housing inventory for sale, and the competitive environment. Lower unemployment lowers credit risk and the necessary allowance for loan losses, while higher unemployment increases credit risk. Higher bankruptcy filings indicate heightened credit risk and increase the allowance for loan losses, while lower bankruptcy filings have a beneficial impact on credit risk. The interest rate environment impacts variable rate loans. As interest rates increase, the payment on variable rate loans increases, increasing credit risk. Residential vacancy rates and housing inventory for sale impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk.

Economic indicators that improved from December 31, 2016 were lower unemployment, lower personal bankruptcies and lower housing inventory for sale in the Company’s market area. Improved economic indicators result in a lower requirement for the allowance for loan losses. Economic indicators that negatively impacted credit risk included elevated business bankruptcies and increases in the interest rate environment, when data at December 31, 2017 are compared with data at December 31, 2016. Residential vacancy rates resulted in a slightly larger allowance, and the competitive environment remained at a similar level to that at December 31, 2016.

The Company considers other factors that impact credit risk, including the legal and regulatory environments, changes to lending policies and loan review, and management’s experience. Each of the factors remained at similar levels to December 31, 2016.

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days were 0.34% of total loans, net of unearned income and deferred fees and costs at December 30, 2017, a decrease from 0.39% at December 31, 2016. Accruing loans past due 90 days or more were 0.01% of total loans, net of unearned income and deferred fees and costs at December 30, 2017, the same level as December 31, 2016. Nonaccrual loans decreased to 0.41% of total loans, net of unearned income and deferred fees and costs at December 30, 2017, from 0.90% at December 31, 2016. Decreases in past due and nonaccrual loans reduce the required level of the allowance for loan losses, while increases in past due and nonaccrual loans increase the required level of the allowance for loan losses.

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

Collectively evaluated loans rated “special mention” were $3,361 at December 31, 2017, down from $13,519 at December 31, 2016. Collectively evaluated loans rated classified were $1,691 at December 31, 2017, down from $3,052 at December 31, 2016.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans fell by $6,081 or 3.76% from the level at December 31, 2016, resulting in a decreased allocation.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to total loans, net of unearned income and deferred fees and costs at December 30, 2017 is 1.19%, a decrease from 1.28% at December 31, 2016. The ratio of the allowance for collectively-evaluated loan losses to collectively-evaluated loans, net of unearned income and deferred fees and costs was 1.18%, compared with 1.30% at December 31, 2016. Improvements from December 31, 2016 in the charge-off rate, nonaccrual loans, criticized loans, unemployment, personal bankruptcies and housing inventory decreased the required level of the allowance for loan losses, slightly offset by worsening in business bankruptcies, residential vacancy and the impact of the interest rate environment. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio.

Quarterly Results of Operations

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2017, 2016 and 2015:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$10,238	$10,295	$10,301	$10,426
Interest expense	1,028	1,048	1,021	1,028
Net interest income	9,210	9,247	9,280	9,398
Provision for loan losses	59	464	201	(567)
Noninterest income	2,504	2,455	2,598	2,822
Noninterest expense	6,937	6,698	6,745	6,592
Income taxes	1,069	970	1,147	3,107
Net income	$3,649	$3,570	$3,785	$3,088
Per Share Data:
Basic net income per common share	$0.52	$0.51	$0.54	$0.46
Fully diluted net income per common share	0.52	0.51	0.54	0.46
Cash dividends per common share	---	0.56	---	0.61
Book value per common share	26.30	26.49	26.97	26.57

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$10,484	$10,292	$10,157	$9,997
Interest expense	1,068	1,063	1,019	1,016
Net interest income	9,416	9,229	9,138	8,981
Provision for loan losses	203	654	291	502
Noninterest income	2,341	2,618	2,481	2,492
Noninterest expense	6,684	6,238	6,620	6,610
Income taxes	1,091	1,090	880	891
Net income	$3,779	$3,865	$3,828	$3,470
Per Share Data:
Basic net income per common share	$0.54	$0.56	$0.55	$0.51
Fully diluted net income per common share	0.54	0.56	0.55	0.51
Cash dividends per common share	---	0.55	---	0.61
Book value per common share	25.76	25.86	26.47	25.62

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Income Statement Data:
Interest income	$10,794	$10,724	$10,760	$10,636
Interest expense	1,087	1,051	1,009	1,036
Net interest income	9,707	9,673	9,751	9,600
Provision for loan losses	201	355	178	1,275
Noninterest income	2,258	2,471	2,289	2,468
Noninterest expense	6,687	6,369	6,322	6,257
Income taxes	1,111	1,310	1,341	978
Net income	$3,966	$4,110	$4,199	$3,558
Per Share Data:
Basic net income per common share	$0.57	$0.59	$0.60	$0.52
Fully diluted net income per common share	0.57	0.59	0.60	0.52
Cash dividends per common share	---	0.53	---	0.61
Book value per common share	24.85	24.10	25.07	25.62

Balance Sheet

On December 31, 2017, the Company had total assets of $1,256,757, an increase of $22,815 or 1.85%, over the total of $1,233,942 on December 31, 2016. For 2017, the growth in assets was entirely internally generated and was not the result of acquisitions. Total assets at December 31, 2016 were up by $30,423, or 2.53%, over the total at December 31, 2015.

Loans

The Company’s loan categorization reflects its approach to loan portfolio management and includes six groups. Real estate construction loans include construction loans for residential and commercial properties, as well as land. Consumer real estate loans include conventional and junior lien mortgages, equity lines and investor-owned residential real estate. Commercial real estate loans are comprised of owner-occupied and leased nonfarm, nonresidential properties, multi-family residence loans and farmland. Commercial non real estate loans include agricultural loans, operating capital lines and loans secured by capital assets. Public sector and IDA loans are extended to municipalities. Consumer non real estate loans include automobile loans, personal loans, credit cards and consumer overdrafts.

A.     Types of Loans

	December 31,
	2017	2016	2015	2014	2013
Real estate construction	$34,694	$36,345	$48,251	$45,562	$45,925
Consumer real estate	166,965	157,718	143,504	147,039	145,499
Commercial real estate	340,414	336,457	309,378	310,762	311,266
Commercial non real estate	40,518	39,024	37,571	33,413	31,262
Public sector and IDA	51,443	45,474	51,335	41,361	34,220
Consumer non real estate	34,648	33,528	29,845	28,182	28,423
Total loans	$668,682	$648,546	$619,884	$606,319	$596,595
Less unearned income and deferred fees	(613)	(794)	(876)	(853)	(905)
Total loans, net of unearned income and deferred fees and costs	$668,069	$647,752	$619,008	$605,466	$595,690
Less allowance for loans losses	(7,925)	(8,300)	(8,297)	(8,263)	(8,227)
Total loans, net	$660,144	$639,452	$610,711	$597,203	$587,463

B.     Maturities and Interest Rate Sensitivities

The following table presents maturities and interest rate sensitivities for commercial non real estate, commercial real estate and real estate construction loans.

	December 31, 2017
	< 1 Year	1 – 5 Years	After 5 Years	Total
Commercial non real estate	$26,301	$14,058	$159	$40,518
Commercial real estate	75,047	209,177	56,190	340,414
Real estate construction	24,629	9,880	185	34,694
Total	124,977	233,115	56,534	415,626
Less loans with predetermined interest rates	(17,360)	(31,037)	(7,974)	(56,371)
Loans with adjustable rates	$108,617	$202,078	$48,560	$359,255

C.     Risk Elements

The following table presents aggregate amounts for nonaccrual loans, restructured loans in nonaccrual, other real estate owned net, and accruing loans which are contractually past due ninety days or more as to interest or principal payments, and accruing restructured loans.

	December 31,
	2017		2016		2015		2014		2013
Nonaccrual loans:
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		6		256		14		164		198
Commercial real estate		---		698		1,146		3,087		5,383
Commercial non real estate		---		217		883		748		128
Public sector and IDA		---		---		---		---		---
Consumer non real estate		---		---		---		---		23
Total nonaccrual loans		$6		$1,168		$2,043		$3,999		$5,732
Restructured loans (TDR Loans) in nonaccrual
Real estate construction	$	---		$270		$718	$	---	$	---
Consumer real estate		145		---		---		---		201
Commercial real estate		2,602		4,390		3,921		5,288		651
Commercial non real estate		15		24		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		1		3		---		---		---
Total restructured loans in nonaccrual		$2,763		$4,687		$4,639		$5,288		$852
Total nonperforming loans		$2,769		$5,855		$6,682		$9,287		$6,584
Other real estate owned, net		2,817		3,156		4,165		4,744		4,712
Total nonperforming assets		$5,586		$9,011		$10,847		$14,031		$11,296
Accruing loans past due 90 days or more:
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		11		42		145		82		128
Commercial real estate		---		---		---		102		---
Commercial non real estate		---		---		---		---		---
Public sector and IDA		---		---		---		---		---
Consumer non real estate		40		21		11		23		62
Total accruing loans past due 90 days or more		$51		$63		$156		$207		$190
Accruing restructured loans:
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		947		877		962		819		579
Commercial real estate		2,948		2,892		7,645		5,192		5,552
Commercial non real estate		1,214		---		207		29		60
Public sector and IDA		---		---		---		---		---
Consumer non real estate		25		---		---		---		---
Total accruing restructured loans		$5,134		$3,769		$8,814		$6,040		$6,191

Loan loss and other indicators related to asset quality are presented in the Loan Loss Data table.

Loan Loss Data Table

	2017	2016	2015
Provision for loan losses	$157	$1,650	$2,009
Net charge-offs to average net loans	0.08%	0.26%	0.32%
Allowance for loan losses to loans, net of unearned income and deferred fees	1.19%	1.28%	1.34%
Allowance for loan losses to nonperforming loans	286.20%	141.76%	124.17%
Allowance for loan losses to nonperforming assets	141.87%	92.11%	76.49%
Nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.83%	1.38%	1.74%
Nonaccrual loans	$6	$1,168	$2,043
Restructured loans in nonaccrual status	2,763	4,687	4,639
Other real estate owned, net	2,817	3,156	4,165
Total nonperforming assets	$5,586	$9,011	$10,847
Accruing loans past due 90 days or more	$51	$63	$156

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

Total impaired loans at December 31, 2017 were $11,924, of which $2,763 were in nonaccrual status. Impaired loans at December 31, 2016 and 2015 were $9,173 and $15,346, of which $5,404 and $6,532 were in nonaccrual status, respectively.

The ratio of the allowance for loan losses to total nonperforming loans improved from 141.76% in 2016 to 286.20% in 2017. The Company believes the allowance for loan losses is adequate for the credit risk inherent in the loan portfolio.

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

An extension defers monthly payments and requires a balloon payment at the original contractual maturity. If the temporary event is not expected to impact a borrower’s ability to repay the debt, and if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay at contractual maturity, the modification is not designated a TDR.

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

The Company codes modifications to assist in identifying troubled debt restructurings. The majority of modifications were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings follows:

Modifications Made During the 12 Months Ended December 31, 2017 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	29	$11,783
Payment extensions for less than 3 months	126	2,693
Maturity date extensions of more than 3 months and up to 6 months	182	29,253
Maturity date extensions of more than 6 months and up to 12 months	316	14,675
Maturity date extensions of more than 12 months	7	3,474
Advances on non-revolving loans or recapitalization	12	4,603
Change in amortization term or method	42	4,884
Renewal of expired Home Equity Line of Credit loans to additional 10 years	19	448
Renewal of single-payment notes	240	5,044
Total modifications that do not constitute TDRs	973	$76,857

Modifications Made During the 12 Months Ended December 31, 2016 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	73	$34,080
Payment extensions for less than 3 months	142	2,475
Maturity date extensions of more than 3 months and up to 6 months	219	20,781
Maturity date extensions of more than 6 months and up to 12 months	274	13,277
Maturity date extensions of more than 12 months	17	3,073
Advances on non-revolving loans or recapitalization	2	177
Change in amortization term or method	26	2,292
Renewal of expired Home Equity Line of Credit loans to additional 10 years	19	678
Renewal of single-payment notes	244	4,722
Total modifications that do not constitute TDRs	1,016	$81,555

Modifications Made During the 12 Months Ended December 31, 2015 to Borrowers Not Experiencing Financial Difficulty
Modification	Number of Loans Modified	Total Amount Modified
Rate reductions for competitive purposes	70	$38,417
Payment extensions for less than 3 months	115	2,486
Maturity date extensions of more than 3 months and up to 6 months	260	30,257
Maturity date extensions of more than 6 months and up to 12 months	260	15,613
Maturity date extensions of more than 12 months	6	330
Advances on non-revolving loans or recapitalization	2	566
Change in amortization term or method	20	2,580
Renewal of expired Home Equity Line of Credit loans to additional 10 years	25	597
Renewal of single-payment notes	235	4,144
Total modifications that do not constitute TDRs	993	$94,990

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

The Company had $7,897 in TDRs as of December 31, 2017 and $8,456 as of December 31, 2016. Accruing TDR loans amounted to $5,134 at December 31, 2017 compared to $3,769 at December 31, 2016.

Restructuring generally results in loans with either lower payments or an extended maturity beyond that originally required, and are expected to have a lower risk of loss due to nonperformance than loans classified as nonperforming. In 2017, the Company modified loans in troubled debt restructurings that, directly prior to restructuring, totaled $1,387 and that have total principal balances of $1,369 as of December 31, 2017. Some of the Company’s restructured loans defaulted during the twelve months ended December 31, 2017. The Company defines default as a delay in one payment of more than 90 days or foreclosure after the date of restructuring. All of the restructured loans that defaulted had been modified more than twelve months prior to default.

In 2016, the Company modified loans in troubled debt restructurings that, directly prior to restructuring, totaled $3,042 and that had total principal balances of $2,761 as of December 31, 2016. All of the restructured loans that defaulted in 2016 had been modified more than twelve months prior to default.

Please refer to Note 5 for information on the effect of default on the allowance for loan losses.

	TDR Delinquency Status as of December 31, 2017
	Total TDR Loans		Current		Accruing 30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		1,092		773		174		---		145
Commercial real estate		5,550		2,948		---		---		2,602
Commercial non real estate		1,229		1,214		---		---		15
Public sector and IDA		---		---		---		---		---
Consumer non real estate		26		25		---		---		1
Total TDR Loans		$7,897		$4,960		$174	$	---		$2,763

	TDR Delinquency Status as of December 31, 2016
	Total TDR Loans	Current		Accruing 30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$270	$	---	$	---	$	---	$270
Consumer real estate	877		717		160		---	---
Commercial real estate	7,282		2,892		---		---	4,390
Commercial non real estate	24		---		---		---	24
Public sector and IDA	---		---		---		---	---
Consumer non real estate	3		---		---		---	3
Total TDR Loans	$8,456		$3,609		$160	$	---	$4,687

	TDR Delinquency Status as of December 31, 2015
	Total TDR Loans	Current		Accruing 30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$718	$	---	$	---	$	---	$718
Consumer real estate	962		784		178		---	---
Commercial real estate	11,566		7,645		---		---	3,921
Commercial non real estate	207		207		---		---	---
Public sector and IDA	---		---		---		---	---
Consumer non real estate	---		---		---		---	---
Total TDR Loans	$13,453		$8,636		$178	$	---	$4,639

Summary of Loan Loss Experience

A.    Analysis of the Allowance for Loan Losses

The following tabulation shows average loan balances at the end of each period; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expense:

	December 31,
	2017	2016	2015	2014	2013
Average loans, net of unearned income and deferred fees and costs	$653,364	$621,654	$619,745	$592,944	$585,991
Allowance for loan losses at beginning of year	8,300	8,297	8,263	8,227	8,349
Charge-offs:
Real estate construction	---	29	---	2	184
Consumer real estate	146	133	205	222	256
Commercial real estate	139	488	1,114	1,201	64
Commercial non real estate	82	883	490	89	968
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	452	273	311	346	348
Total loans charged off	819	1,806	2,120	1,860	1,820
Recoveries:
Real estate construction	---	---	---	---	44
Consumer real estate	1	2	2	---	1
Commercial real estate	131	83	49	50	25
Commercial non real estate	23	10	1	132	18
Public Sector and IDA	---	---	---	---	---
Consumer non real estate	132	64	93	73	79
Total recoveries	287	159	145	255	167
Net loans charged off	532	1,647	1,975	1,605	1,653
Provision charged to operations	157	1,650	2,009	1,641	1,531
Allowance for loan losses at end of year	$7,925	$8,300	$8,297	$8,263	$8,227
Net charge-offs to average loans net of unearned income and deferred fees and costs	0.08%	0.26%	0.32%	0.27%	0.28%

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

B.    Allocation of the Allowance for Loan Losses

The allowance for loan losses has been allocated according to the amount deemed necessary to provide for anticipated losses within the categories of loans for the years indicated as follows:

	December 31,
	2017		2016		2015		2014		2013
	Allowance Amount	Percent of Loans in Each Category to Total Loans(1)	Allowance Amount	Percent of Loans in Each Category to Total Loans(1)	Allowance Amount	Percent of Loans in Each Category to Total Loans(1)	Allowance Amount	Percent of Loans in Each Category to Total Loans(1)	Allowance Amount	Percent of Loans in Each Category to Total Loans(1)
Real estate construction	$337	5.19%	$438	5.60%	$576	7.78%	$612	7.52%	$863	7.70%
Consumer real estate	2,027	24.97%	1,830	24.32%	1,866	23.15%	1,662	24.25%	1,697	24.39%
Commercial real estate	3,044	50.91%	3,738	51.88%	4,109	49.92%	3,537	51.25%	3,685	52.17%
Commercial non real estate	1,072	6.06%	1,063	6.02%	655	6.06%	1,475	5.51%	989	5.24%
Public sector and IDA	419	7.69%	330	7.01%	436	8.28%	327	6.82%	132	5.74%
Consumer non real estate	707	5.18%	644	5.17%	627	4.81%	602	4.65%	576	4.76%
Unallocated	319		257		28		48		285
	$7,925	100.00%	$8,300	100.00%	$8,297	100.00%	$8,263	100.00%	$8,227	100.00%

(1)	Loans are presented on a gross basis.

An analysis of the allowance for loan losses by impairment basis follows:

	December 31,
	2017	2016	2015
Impaired loans(1)	$11,924	$9,173	$15,346
Allowance related to impaired loans(1)	177	26	45
Allowance to impaired loans(1)	1.48%	0.27%	0.29%

Non-impaired loans(1)	656,758	639,373	604,538
Allowance related to non-impaired loans(1)	7,748	8,274	8,252
Allowance to non-impaired loans(1)	1.18%	1.29%	1.37%

Total gross loans	668,682	648,546	619,884
Less: unearned income and deferred fees and costs	(613)	(794)	(876)
Loans, net of unearned income and deferred fees and costs	668,069	647,752	619,008
Allowance for loan losses, total	7,925	8,300	8,297
Allowance as a percentage of loans, net of unearned income and deferred fees and costs	1.19%	1.28%	1.34%

(1)	Loans are presented on a gross basis.

Individually-evaluated impaired loans are valued using the appraised value of the underlying collateral or the present value of cash flows for each loan. Valuation procedures for impaired loans resulted in a required reserve for impaired loans of $177 at December 31, 2017, $26 at December 31, 2016 and $45 at December 31, 2015. The amount of the individual impaired loan balance that exceeds the fair value is accrued in the allowance for loan losses.

Management’s analysis of the loan portfolio and pertinent economic conditions resulted in a determination of the allowance for loan losses for collectively-evaluated loans of $7,748 or 1.18% at December 31, 2017, $8,275 or 1.30% at December 31, 2016, and $8,252 or 1.37% at December 31, 2015. The allowance for collectively-evaluated loans is determined by applying historical charge-off percentages, as well as additional accruals for internal and external credit risk factors to groups of collectively-evaluated loans. The ratio decreased from 2016 to 2017 due to a decreased charge-off ratio, down from 0.26% for the twelve months ended December 31, 2016 to 0.08% for the year ended December 31, 2017. Also contributing to the reduced allowance requirement were improved asset quality indicators, lower levels of high risk loans and favorable economic indicators. The ratio decreased from 2015 to 2016 due to decreases in net charge-offs. When compared with 2015, the level of the allowance for loan losses for 2016 also benefitted from improvements in asset quality, high risk loans and economic indicators.

The unallocated portion of the reserve was $319 at December 31, 2017, $257 at December 31, 2016 and $28 at December 31, 2015. The unallocated portion of the reserve is the amount that exceeds the calculated requirement for the allowance for loan losses. The Company’s policy permits an unallocated reserve of up to 5% in excess of the required level for the allowance for loan losses.

The total calculated allowance for loan losses of $7,925 at December 31, 2017, $8,300 as of December 31, 2016 and $8,297 as of December 31, 2015 indicated provision charges for loan losses of $157 for the twelve months ended December 31, 2017, $1,650 for the twelve months ended December 31, 2016 and $2,009 for the twelve months ended December 31, 2015. Please refer to the discussion under “Provision and Allowance for Loan Losses” for additional information on the determination of the allowance for loan loss.

Securities

The fair value of securities available for sale was $331,387, an increase of $27,105 or 8.91% from December 31, 2016. The amortized cost of securities held to maturity was $127,164 at December 31, 2017 and $134,957 at December 31, 2016, a decrease of $7,793 or 5.77%.

Additional information about securities available for sale and securities held to maturity can be found in Note 3 of the Notes to Consolidated Financial Statements.

The securities portfolio is subject to the volatility and risk in the financial markets. The risk in financial markets affects the Company in the same way that it affects other institutional and individual investors. The Company’s investment portfolio includes corporate bonds. If, because of economic hardship, the corporate issuers were to default, there could be a delay in the payment of interest, or there could be a loss of principal and accrued interest. To date, there have been no defaults in any of the corporate bonds held in the portfolio. The Company’s investment portfolio also contains a large percentage of municipal bonds. If economic forces reduce the ability of states and municipalities to make scheduled principal and interest payments on their outstanding indebtedness, or if their income from taxes and other sources declines significantly, states and municipalities could default on their bond obligations. There have been no defaults among the municipal bonds in the Company’s investment portfolio.  The fair value of our bond portfolio is affected by interest rates.  The fair value of available for sale securities is reflected on the Company's balance sheet, while held to maturity securities are reported at amortized cost.

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

Maturities and Associated Yields

The following table presents the maturities for securities available for sale and held to maturity at their carrying values as of December 31, 2017 and weighted average yield for each range of maturities.

	Maturities and Yields
$ in thousands, except percent data	December 31, 2017
	< 1 Year		1-5 Years		5-10 Years		> 10 Years		None		Total
Available for Sale:
U.S. Government agencies		$32,026		$185,782		$66,677		$23,234	$	---		$307,719
		1.10%		1.49%		2.39%		3.33%		---		1.78%
Mortgage-backed securities		$10		$71		$162		$416	$	---		$659
		4.84%		5.00%		5.62%		5.47%		---		5.44%
States and political subdivision – nontaxable (1)		$1,202		$2,145		$3,670		$9,817	$	---		$16,834
		5.75%		5.84%		5.39%		4.13%		---		4.73%
Corporate	$	---		$1,007	$	---		$5,168	$	---		$6,175
		---		2.48%		---		4.15%		---		3.88%
Other securities	$	---	$	---	$	---	$	---	$	---	$	---
		---		---		---		---		---		---
Total		$33,238		$189,005		$70,509		$38,635	$	---		$331,387
		1.27%		1.55%		2.55%		3.67%		---		1.98%

Restricted stock:
Restricted stock	$	---	$	---	$	---	$	---		$1,200		$1,200
		---		---		---		---		4.92%		4.92%

Held to Maturity:
U.S. Government agencies	$	---		$2,999	$	---		$935	$	---		$3,934
		---		3.75%		---		3.54%		---		3.70%
Mortgage-backed securities	$	---	$	---		$117		$92	$	---		$209
		---		---		5.13%		6.08%		---		5.55%
States and political subdivision – nontaxable (1)		$11,906		$20,422		$25,125		$64,586	$	---		$122,039
		6.53%		6.35%		5.05%		4.99%		---		5.38%
Corporate	$	---		$982	$	---	$	---	$	---		$982
		---		2.40%		---		---		---		2.40%
Total		$11,906		$24,403		$25,242		$65,613	$	---		$127,164
		6.53%		5.87%		5.05%		4.97%		---		5.31%

(1) Rates shown represent weighted average yield on a fully taxable basis.

The majority of mortgage-backed securities and collateralized mortgage obligations held at December 31, 2017 were backed by U.S. agencies. Certain holdings are required to be periodically subjected to the Federal Financial Institution Examination Council’s (FFIEC) high risk mortgage security test. These tests address possible fluctuations in the average life and variances caused by the change in rate times the change in volume that have been allocated to rate and volume changes proportional to the relationship of the absolute dollar amounts of the change in each. Except for U.S. Government securities, the Company has no securities with any issuer that exceeds 10% of stockholders’ equity.

Deposits

Total deposits increased by $16,292 or 1.56%, from $1,043,442 at December 31, 2016 to $1,059,734 at December 31, 2017. Total deposits grew $24,583, or 2.41%, from $1,018,859 at December 31, 2015 to December 31, 2016. A portion of the increase in both 2017 and 2016 is attributable to a higher level of municipal deposits. The increases in total deposits for 2017 and 2016 were internally generated and not the result of acquisitions.

A.      Average Amounts of Deposits and Average Rates Paid

Average amounts and average rates paid on deposit categories are presented below:

	Year Ended December 31,
	2017		2016		2015
	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid	Average Amounts	Average Rates Paid
Noninterest-bearing demand deposits	$178,708	---	$170,344	---	$159,829	---
Interest-bearing demand deposits	598,661	0.56%	567,971	0.55%	525,864	0.55%
Savings deposits	140,997	0.17%	134,982	0.23%	127,534	0.32%
Time deposits	120,220	0.45%	140,490	0.50%	163,370	0.53%
Average total deposits	$1,038,586	0.40%	$1,013,787	0.41%	$976,597	0.43%

B.     Time Deposits of $250 or More

The following table sets forth time certificates of deposit and other time deposits of $250 or more:

	December 31, 2017
	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
Total time deposits of $250 or more	$1,587	$1,215	$6,565	$4,666	$14,033

Derivatives and Market Risk Exposures

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit, standby letters of credit, and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 14, of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products. The Company has investments in mortgage-backed securities, principally GNMA’s and FNMA’s, with a fair value of approximately $889. See Note 3 of Notes to Consolidated Financial Statements for additional information relating to securities.

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

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank advances. At December 31, 2017, the bank did not have discount window borrowings, short-term borrowings, or FHLB advances.  To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. At December 31, 2017, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At December 31, 2017, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At December 31, 2017, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At December 31, 2017, the loan to deposit ratio was 63.04%, slightly below policy levels. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on lease arrangements, contractual commitments with depositors, and service contracts. The table below presents our significant contractual obligations as of December 31, 2017, except for pension and other postretirement benefit plans, which are included in Note 8, "Employee Benefit Plans," to the Consolidated Financial Statements in this Form 10-K.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Time deposits	$114,884	$76,285	$32,370	$6,180	$49
Purchase obligations (1)	7,106	3,089	3,517	500	---
Operating leases	779	292	289	68	130
Total	$122,769	$79,666	$36,176	$6,748	$179

(1)	Includes contracts with a minimum annual payment of $100

As of December 31, 2017, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2017, the Company has no material commitments for long-term debt or for capital expenditures.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Capital Resources

Total stockholders’ equity at December 31, 2017 was $184,896, an increase of $6,633, or 3.72%, from the $178,263 at December 31, 2016. The largest component of 2017 stockholders’ equity was retained earnings of $185,893, which included net income of $14,092, offset by dividends of $8,141. Total stockholders’ equity increased by $6,149 or 3.57%, from $172,114 on December 31, 2015 to $178,263 on December 31, 2016.

Risk based capital ratios are shown in the following tables.

	Ratios at December 31, 2017	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	23.562%	4.500%	5.750%
Tier I Capital Ratio	23.562%	6.000%	7.250%
Total Capital Ratio	24.542%	8.000%	9.250%
Leverage Ratio	15.424%	4.000%	4.000%

	Ratios at December 31, 2016	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	25.420%	4.500%	5.125%
Tier I Capital Ratio	25.420%	6.000%	6.625%
Total Capital Ratio	26.575%	8.000%	8.625%
Leverage Ratio	15.121%	4.000%	4.000%

Risk-based capital ratios are calculated in compliance with Federal Reserve rules based on Basel III capital requirements. The Company’s ratios are well above the required minimums at December 31, 2017 and December 31, 2016.

Banks and bank holding companies are subject to an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. The implementation period for the capital conservation buffer began in 2016 and will be fully phased in January 1, 2019, with .625% added each year and a final buffer of 2.5% in excess of regulatory capital minimum ratios.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements at December 31, 2017 are detailed in the table below.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years		4-5 Years		More Than 5 Years
Commitments to extend credit	$161,222	$161,222	$	---	$	---	$	---
Standby letters of credit	16,351	16,351		---		---		---
Mortgage loans with potential recourse	14,130	14,130		---		---		---
Operating leases	779	292		289		68		130
Total	$192,482	$191,995		$289		$68		$130

In the normal course of business the Company’s banking affiliate extends lines of credit to its customers. Amounts drawn upon these lines vary at any given time depending on the business needs of the customers.

Standby letters of credit are also issued to the bank’s customers. There are two types of standby letters of credit. The first is a guarantee of payment to facilitate customer purchases. The second type is a performance letter of credit that guarantees a payment if the customer fails to perform a specific obligation. Revenue from these letters was approximately $57 in 2017.

While it would be possible for customers to fully draw on approved lines of credit and for beneficiaries to call all letters of credit, historically this has not occurred. In the event of a sudden and substantial draw on these lines, the Company has its own lines of credit from which it can draw funds. A sale of loans or investments would also be an option.

The Company sells mortgages on the secondary market subject to recourse agreements. The mortgages originated must meet strict underwriting and documentation requirements for the sale to be completed. The Company estimates a potential loss reserve for recourse provisions. The amount is not material as of December 31, 2017. To date, no recourse provisions have been invoked.

Operating leases are for buildings used in the Company’s day-to-day operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information about market risk is set forth above in the “Interest Rate Sensitivity” and “Derivatives and Market Risk Exposure” sections of the Management’s Discussion and Analysis.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

	December 31,
$ in thousands, except per share data	2017	2016
Assets
Cash and due from banks	$12,926	$13,974
Interest-bearing deposits	51,233	80,268
Securities available for sale, at fair value	331,387	304,282
Securities held to maturity (fair value of $130,113 at December 31, 2017 and $137,692 at December 31, 2016)	127,164	134,957
Restricted stock	1,200	1,170
Mortgage loans held for sale	260	478
Loans:
Real estate construction loans	34,694	36,345
Consumer real estate loans	166,965	157,718
Commercial real estate loans	340,414	336,457
Commercial non real estate loans	40,518	39,024
Public sector and IDA loans	51,443	45,474
Consumer non real estate loans	34,648	33,528
Total loans	668,682	648,546
Less unearned income and deferred fees and costs	(613)	(794)
Loans, net of unearned income and deferred fees and costs	668,069	647,752
Less allowance for loan losses	(7,925)	(8,300)
Loans, net	660,144	639,452
Premises and equipment, net	8,221	8,853
Accrued interest receivable	5,297	5,260
Other real estate owned, net	2,817	3,156
Intangible assets and goodwill	5,898	5,966
Bank-owned life insurance (BOLI)	33,756	22,998
Other assets	16,454	13,128
Total assets	$1,256,757	$1,233,942
Liabilities and Stockholders’ Equity
Noninterest-bearing demand deposits	$182,511	$171,946
Interest-bearing demand deposits	622,189	604,093
Savings deposits	140,150	136,789
Time deposits	114,884	130,614
Total deposits	1,059,734	1,043,442
Accrued interest payable	62	55
Other liabilities	12,065	12,182
Total liabilities	1,071,861	1,055,679
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding, 6,957,974 shares in 2017 and 2016	8,698	8,698
Retained earnings	185,893	178,224
Accumulated other comprehensive loss, net	(9,695)	(8,659)
Total stockholders’ equity	184,896	178,263
Total liabilities and stockholders’ equity	$1,256,757	$1,233,942

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
$ in thousands, except per share data	2017	2016	2015
Interest Income
Interest and fees on loans	$29,932	$29,365	$30,446
Interest on interest-bearing deposits	791	532	254
Interest and dividends on securities – taxable	5,711	5,910	6,776
Interest on securities – nontaxable	4,826	5,123	5,438
Total interest income	41,260	40,930	42,914

Interest Expense
Interest on deposits	4,125	4,166	4,183
Total interest expense	4,125	4,166	4,183
Net interest income	37,135	36,764	38,731
Provision for loan losses	157	1,650	2,009
Net interest income after provision for loan losses	36,978	35,114	36,722

Noninterest Income
Service charges on deposit accounts	2,776	2,458	2,250
Other service charges and fees	205	212	215
Credit card fees	3,948	3,798	3,861
Trust income	1,530	1,346	1,229
BOLI income	758	597	603
Other income	1,148	1,289	1,295
Realized securities gains, net	14	232	33
Total noninterest income	10,379	9,932	9,486

Noninterest Expense
Salaries and employee benefits	13,746	12,792	12,522
Occupancy, furniture and fixtures	1,820	1,849	1,743
Data processing and ATM	2,275	2,186	1,657
FDIC assessment	364	476	546
Credit card processing	2,748	2,782	2,692
Intangible assets amortization	68	257	999
Net costs of other real estate owned	205	472	608
Franchise taxes	1,315	1,296	1,288
Other operating expenses	4,431	4,042	3,580
Total noninterest expense	26,972	26,152	25,635
Income before income taxes	20,385	18,894	20,573
Income tax expense	6,293	3,952	4,740
Net income	$14,092	$14,942	$15,833
Basic net income per common share	$2.03	$2.15	$2.28
Fully diluted net income per common share	$2.03	$2.15	$2.28

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
$ in thousands, except per share data	2017	2016	2015
Net Income	$14,092	$14,942	$15,833

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of $296 in 2017, ($431) in 2016 and ($571) in 2015	546	(800)	(1,064)
Reclassification adjustment for gain included in net income, net of tax of ($4) in 2017, ($65) in 2016 and ($12) in 2015	(6)	(121)	(21)
Net pension gain (loss) arising during the period, net of tax of $115 in 2017, $132 in 2016 and ($597) in 2015	213	271	(1,108)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($38) in 2017, ($38) in 2016 and ($38) in 2015	(71)	(72)	(72)
Other comprehensive income (loss), net of tax of $369 in 2017, ($402) in 2016 and ($1,218) in 2015	682	(722)	(2,265)
Total Comprehensive Income	$14,774	$14,220	$13,568

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

$ in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
Balance at December 31, 2014	$8,688	$163,287	$(5,672)	$166,303
Net income	---	15,833	---	15,833
Other comprehensive loss, net of tax of ($1,218)	---	---	(2,265)	(2,265)
Cash dividend ($1.14 per share)	---	(7,930)	---	(7,930)
Exercise of stock options	10	163	---	173
Balance at December 31, 2015	$8,698	$171,353	$(7,937)	$172,114
Net income	---	14,942	---	14,942
Other comprehensive loss, net of tax of ($402)	---	---	(722)	(722)
Cash dividend ($1.16 per share)	---	(8,071)	---	(8,071)
Balance at December 31, 2016	$8,698	$178,224	$(8,659)	$178,263
Net income	---	14,092	---	14,092
Other comprehensive income, net of tax of $369	---	---	682	682
Cash dividend ($1.17 per share)	---	(8,141)	---	(8,141)
Reclassification of stranded tax effects from change in tax rate	---	1,718	(1,718)	---
Balance at December 31, 2017	$8,698	$185,893	$(9,695)	$184,896

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
$ in thousands	2017	2016	2015
Cash Flows from Operating Activities
Net income	$14,092	$14,942	$15,833
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	157	1,650	2,009
Deferred income tax expense	1,790	18	10
Re-valuation of deferred tax assets	1,560	---	---
Depreciation of premises and equipment	805	801	749
Amortization of intangibles	68	257	999
Amortization of premiums and accretion of discounts, net	58	89	117
Gain on disposal of fixed assets	(134)	---	15
Gain on calls and sales of securities available for sale, net	(10)	(186)	(33)
Gain on calls of securities held to maturity, net	(4)	(46)	---
Loss and writedown on other real estate owned	125	355	426
Income on investment in BOLI	(758)	(597)	(603)
Gain on sale of mortgage loans held for sale	(211)	(280)	(273)
Origination of mortgage loans held for sale	(13,912)	(17,090)	(17,641)
Sale of mortgage loans held for sale	14,341	17,526	17,571
Contribution to defined benefit plan	(4,507)	(811)	(139)
Net change in:
Accrued interest receivable	(37)	509	(21)
Other assets	(2,537)	438	559
Accrued interest payable	7	(1)	(12)
Other liabilities	101	(41)	963
Net cash provided by operating activities	10,994	17,533	20,529

Cash Flows from Investing Activities
Net change in interest-bearing deposits	29,035	50,543	(28,263)
Proceeds from repayments of mortgage-backed securities	298	415	717
Proceeds from calls, sales and maturities of securities available for sale	13,812	220,581	64,556
Proceeds from calls and maturities of securities held to maturity	8,975	16,945	9,205
Purchases of securities available for sale	(40,290)	(290,296)	(80,093)
Purchases of securities held to maturity	(1,319)	---	---
Net change in restricted stock	(30)	(41)	(40)
Purchase of BOLI	(10,000)	---	---
Purchases of loan participations	(7,395)	(3,800)	(1,001)
Collections of loan participations	2,113	820	1,978
Loan originations and principal collections, net	(15,951)	(27,792)	(17,259)
Proceeds from disposal of other real estate owned	311	877	773
Recoveries on loans charged off	287	159	145
Additions to premises and equipment	(261)	(634)	(663)
Proceeds from sale of premises and equipment	222	---	---
Net cash used in investing activities	(20,193)	(32,223)	(49,945)

Cash Flows from Financing Activities
Net change in time deposits	(15,730)	(21,147)	(22,723)
Net change in other deposits	32,022	45,730	59,154
Cash dividends paid	(8,141)	(8,071)	(7,930)
Stock options exercised	---	---	173
Net cash provided by financing activities	8,151	16,512	28,674

Net change in cash and due from banks	(1,048)	1,822	(742)
Cash and due from banks at beginning of year	13,974	12,152	12,894
Cash and due from banks at end of year	$12,926	$13,974	$12,152

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$4,118	$4,167	$4,195
Income taxes paid	4,092	3,940	4,790

Supplemental Disclosures of Noncash Activities
Loans charged against the allowance for loan losses	$819	$1,806	$2,120
Loans transferred to other real estate owned	97	222	620
Unrealized gain (loss) on securities available for sale	832	(1,417)	(1,668)
Minimum pension liability adjustment	219	293	(1,815)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

$ in thousands, except per share data

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

Commercial non real estate loans are secured by collateral other than real estate, or are unsecured. Credit risk for commercial non real estate loans is subject to economic conditions, generally monitored by local business bankruptcy trends, interest rates, borrower repayment ability and collateral value (if secured).

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

Each measure indicated that the Company’s fair value exceeded its book value. No indicators of impairment for goodwill were identified during the years ended December 31, 2017, 2016 and 2015.

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

Income Taxes

Income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”).  The Company early adopted this new standard in the current year.  ASU 2018-01 requires reclassification from AOCI to retained earnings for stranded tax effects resulting from the impact of the newly enacted federal corporate income tax rate on items included in AOCI.  The amount of this reclassification in 2017 was $1,718.

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

The results for the year and the three months ended December 31, 2017 include the effect of the Tax Cuts and Jobs Act (“the Act”), which was signed into law on December 22, 2017. The Act becomes effective January 1, 2018 and among other things, permanently lowers the federal corporate income tax rate to 21% from the maximum rate prior to the passage of the Act of 35%. When the federal corporate income tax rate changes, U.S. GAAP requires companies to re-measure their deferred tax assets and deferred tax liabilities, including those accounted for in accumulated other comprehensive income, as of the date of enactment, and record the corresponding effects as income tax expense. As a result of the permanent reduction in the corporate income tax rate, the Company recognized in the fourth quarter of 2017 a $1,560 reduction in the value of its net deferred tax asset and recorded a corresponding incremental income tax expense of $1,560 in its consolidated results of operations. The Company’s evaluation of the effect of the Act is subject to refinement for up to one year after enactment.

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

	2017	2016	2015
Average number of common shares outstanding	6,957,974	6,957,974	6,953,849
Effect of dilutive options	---	---	3,245
Average number of common shares outstanding used to calculate diluted earnings per common share	6,957,974	6,957,974	6,957,094

The computation of diluted net income per common share excludes shares for stock options that would be anti-dilutive. There were no anti-dilutive shares in 2017, 2016 or 2015. As of December 31, 2015, there were no potential common shares outstanding.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Advertising

The Company charges advertising costs to expenses as incurred. In 2017, the Company expensed $148, and expensed $122 and $105 in 2016 and 2015, respectively.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, other-than-temporary impairments of securities, evaluation of impairment of goodwill, and pension obligations.

Changing economic conditions, adverse economic prospects for borrowers, as well as regulatory agency action as a result of examination, could cause NBB to recognize additions to the allowance for loan losses and may also affect the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year provisions. Prior to 2017, the Company reported certain IRA accounts in interest-bearing demand deposit accounts and in time deposits. During 2017, the Company re-classified the accounts as savings accounts. In order to provide comparability to prior periods, deposits have been adjusted to reflect the reclassification in each year reported.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The original guidance has been amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are similarly excluded from the scope. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. The Company plans to adopt this guidance on the effective date, January 1, 2018 via the modified retrospective approach. The Company has completed its assessment of the adoption of this ASU, noting the standard will result in expanded disclosures related to non-interest income and enhance the qualitative disclosures on the revenues within the scope of the new guidance. The Company has concluded the adoption of ASU 2014-09 will not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements. The Company hired a vendor to assist with exit price disclosures.

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

During August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that ASU 2017‐12 will have on its consolidated financial statements.

During February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company has elected to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act in the consolidated financial statements for the period ending December 31, 2017. The amount of this reclassification in 2017 was $1,718.

Note 2: Restriction on Cash

The Company’s subsidiary bank is a member of the Federal Reserve System. The Federal Reserve does not require member banks to hold an average balance in order to purchase services from the Federal Reserve.

Note 3: Securities

The amortized cost and fair value of securities available for sale, with gross unrealized gains and losses, follows:

	December 31, 2017
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$312,604	$609	$5,494	$307,719
States and political subdivisions	16,853	100	119	16,834
Mortgage-backed securities	602	57	---	659
Corporate debt securities	6,016	188	29	6,175
Total securities available for sale	$336,075	$954	$5,642	$331,387

	December 31, 2016
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$291,271	$492	$6,165	$285,598
States and political subdivisions	11,482	211	---	11,693
Mortgage-backed securities	845	85	---	930
Corporate debt securities	6,015	20	137	5,898
Other securities	189	---	26	163
Total securities available for sale	$309,802	$808	$6,328	$304,282

The amortized cost and fair value of single maturity securities available for sale at December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2017.

	December 31, 2017
Available for sale:	Amortized Cost	Fair Value
Due in one year or less	$33,405	$33,238
Due after one year through five years	192,388	189,005
Due after five years through ten years	72,001	70,509
Due after ten years	38,281	38,635
Total securities available for sale	$336,075	$331,387

The amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows:

	December 31, 2017
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Government agencies and corporations	$3,934	$167	$	---	$4,101
States and political subdivisions	122,039	2,929		173	124,795
Mortgage-backed securities	209	21		---	230
Corporate debt securities	982	5		---	987
Total securities held to maturity	$127,164	$3,122		$173	$130,113

	December 31, 2016
Held to maturity:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
U.S. Government agencies and corporations	$3,934	$201	$	---	$4,135
States and political subdivisions	129,783	3,579		1,082	132,280
Mortgage-backed securities	265	30		---	295
Corporate debt securities	975	7		---	982
Total securities held to maturity	$134,957	$3,817		$1,082	$137,692

The amortized cost and fair value of single maturity securities held to maturity at December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity at December 31, 2017.

	December 31, 2017
Held to maturity:	Amortized Cost	Fair Value
Due in one year or less	$11,906	$12,088
Due after one year through five years	24,403	25,359
Due after five years through ten years	25,242	25,892
Due after ten years	65,613	66,774
Total securities held to maturity	$127,164	$130,113

Information pertaining to securities with gross unrealized losses at December 31, 2017 and 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2017
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and corporations	$68,380	$871	$225,738	$4,623
State and political subdivisions	18,688	194	2,989	98
Corporate debt securities	---	---	948	29
Total temporarily impaired securities	$87,068	$1,065	$229,675	$4,750

	December 31, 2016
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and corporations	$260,150	$6,161	$996	$4
State and political subdivisions	31,257	934	1,316	148
Corporate debt securities	3,888	137	---	---
Other securities	---	---	163	26
Total temporarily impaired securities	$295,295	$7,232	$2,475	$178

The Company had 343 securities with a fair value of $316,743 that were temporarily impaired at December 31, 2017.  The total unrealized loss on these securities was $5,815. Of the temporarily impaired total, 236 securities with a fair value of $229,675 and an unrealized loss of $4,750 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at December 31, 2017 for the reasons set out below.

U.S. Government agencies. The unrealized losses of $4,623 on US Government agency securities stemmed from 231 securities with a fair value of $225,738. The unrealized losses were caused by interest rate and market fluctuations. The contractual term of the investment does not permit the issuer to settle the security at a price less than the cost basis of the investment. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired.

States and political subdivisions. This category exhibits unrealized losses of $98 on 4 securities with a fair value of $2,989. The Company reviewed financial statements and cash flows for the each of the securities in continuous loss position for more than 12 months. The Company’s analysis determined that the unrealized losses are primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Corporate debt securities. The unrealized loss of $29 on one corporate debt security with a fair value of $948 was caused by market and interest rate fluctuations and is not associated with impaired financial status. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Restricted stock. The Company holds restricted stock of $1,200 as of December 31, 2017 and $1,170 as of December 31, 2016. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $494,666 at December 31, 2017. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at December 31, 2017, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Pledged Securities

At December 31, 2017 and 2016, securities with a carrying value of $194,980 and $178,121, respectively, were pledged to secure municipal deposits and for other purposes as required or permitted by law.

Realized Securities Gains and Losses

During 2017, the Company sold a small investment in community bank stock that resulted in a gain of $4. The investment was classified as available for sale and had book value of $189. All other realized gains and losses on securities during 2017, 2016 and 2015 resulted from calls of securities. Information pertaining to realized gains and losses on called securities follows:

	For the year ended December 31, 2017
	Proceeds	Book Value	Gross Gain	Gross Loss		Net Gain
Available for sale	$13,620	$13,614	$6	$	---	$6
Held to maturity	8,975	8,971	4		---	4

	For the year ended December 31, 2016
	Proceeds	Book Value	Gross Gain	Gross Loss		Net Gain
Available for sale	$220,520	$220,334	$186	$	---	$186
Held to maturity	16,160	16,114	46		---	46

	For the year ended December 31, 2015
	Proceeds	Book Value	Gross Gain	Gross Loss	Net Gain
Available for sale	$63,775	$63,742	$34	$1	$33
Held to maturity	7,605	7,605	---	---	---

Note 4: Related Party Transactions

In the ordinary course of business, the Company, through its banking subsidiary, has granted loans to related parties, including executive officers and directors of Bankshares and its subsidiaries. Total funded credit extended to related parties amounted to $12,600 at December 31, 2017 and $9,445 at December 31, 2016. The amount of funded loans to related parties as of December 31, 2016 includes loans to a director who retired in 2017 and loans identified during 2017.  Loans to related parties as of December 31, 2017 exclude loans to the retired director.  During the year ended December 31, 2017, total principal additions were $7,407 and principal payments were $3,996. The Company held $15,612 in deposits for related parties as of December 31, 2017 and $14,604 as of December 31, 2016. The Company leases to a director a small office space.  The lease payments totaled $5 in 2017 and $5 in 2016.

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

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired loans are those loans that have been modified in a troubled debt restructure (“TDR” or “restructure”) and larger, non-homogeneous loans that are in nonaccrual or exhibit payment history or financial status that indicate that collection probably will not occur when due according to the loan’s terms. Generally, impaired loans are given risk ratings that indicate higher risk, such as “classified” or “other assets especially mentioned.” Impaired loans are individually evaluated to determine appropriate reserves and are measured at the lower of the invested amount or the fair value. Impaired loans that are not troubled debt restructures and for which fair value measurement indicates an impairment loss are designated nonaccrual. A restructured loan that maintains current status for at least six months may be in accrual status. Please refer to Note 1: Summary of Significant Accounting Policies for additional information on evaluation of impaired loans and associated specific reserves, and policies regarding nonaccruals, past due status and charge-offs.

Troubled debt restructurings impact the estimation of the appropriate level of the allowance for loan losses. If the restructuring included forgiveness of a portion of principal or accrued interest, the charge-off is included in the historical charge-off rates applied to the collective evaluation methodology. Restructured loans are individually evaluated for impairment, and the amount of a restructured loan’s book value in excess of its fair value is accrued as a specific allocation in the allowance for loan losses. TDRs that experience a payment default are examined to determine whether the default indicates collateral dependency or cash flows below those that were used in the fair value measurement. TDRs, as well as all impaired loans, that are determined to be collateral dependent are charged down to fair value. Deficiencies indicated by impairment measurements for TDRs that are not collateral dependent may be accrued in the allowance for loan losses or charged off if deemed uncollectible.

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

The analysis of certain factors results in standard allocations to all segments and classes. These factors include the risk from changes in lending policies, loan officers’ average years of experience, unemployment levels, bankruptcy rates, interest rate environment, and competition/legal/regulatory environments. Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include the risk from changes in loan review, levels of past due loans, levels of nonaccrual loans, current class balance as a percentage of total loans, and the percentage of high risk loans within the class. Additionally, factors specific to each segment are analyzed and result in allocations to the segment. Please refer to Note 1: Summary of Significant Accounting Policies for a discussion of risk factors pertinent to each class.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows:

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300
Charge-offs	---	(146)	(139)	(82)	---	(452)	---	(819)
Recoveries	---	1	131	23	---	132	---	287
Provision for loan losses	(101)	342	(686)	68	89	383	62	157
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297
Charge-offs	(29)	(133)	(488)	(883)	---	(273)	---	(1,806)
Recoveries	---	2	83	10	---	64	---	159
Provision for loan losses	(109)	95	34	(1,281)	(106)	226	229	1,650
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300

	Activity in the Allowance for Loan Losses by Segment for the year ended December 31, 2015
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2014	$612	$1,662	$3,537	$1,475	$327	$602	$48	$8,263
Charge-offs	---	(205)	(1,114)	(490)	---	(311)	---	(2,120)
Recoveries	---	2	49	1	---	93	---	145
Provision for loan losses	(36)	407	1,637	(331)	109	243	(20)	2,009
Balance, December 31, 2015	$576	$1,866	$4,109	$655	$436	$627	$28	$8,297

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2017
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$16	$	---	$160	$	---	$1	$	---	$177
Collectively evaluated for impairment		337	2,011		3,044	912		419	706		319	7,748
Total		$337	$2,027		$3,044	$1,072		$419	$707		$319	$7,925

	Loans by Segment and Evaluation Method as of
	December 31, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$2,882	$1,267	$6,516	$1,229	$	---	$30	$	---	$11,924
Collectively evaluated for impairment	31,812	165,698	333,898	39,289		51,443	34,618		---	656,758
Total	$34,694	$166,965	$340,414	$40,518		$51,443	$34,648	$	---	$668,682

	Allowance for Loan Losses by Segment and Evaluation Method as of
	December 31, 2016
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate		Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$25	$1	$	---	$	---	$	---	$	---	$26
Collectively evaluated for impairment		438	1,805	3,737		1,063		330		644		257	8,274
Total		$438	$1,830	$3,738		$1,063		$330		$644		$257	$8,300

	Loans by Segment and Evaluation Method as of
	December 31, 2016
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$270	$877	$7,782	$241	$	---	$3	$	---	$9,173
Collectively evaluated for impairment	36,075	156,841	328,675	38,783		45,474	33,525		---	639,373
Total	$36,345	$157,718	$336,457	$39,024		$45,474	$33,528	$	---	$648,546

A summary of ratios for the allowance for loan losses follows:

	December 31,
	2017	2016
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs	1.19%	1.28%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs	0.08%	0.26%

A summary of nonperforming assets follows:

	December 31,
	2017	2016
Nonperforming assets:
Nonaccrual loans	$6	$1,168
Restructured loans in nonaccrual	2,763	4,687
Total nonperforming loans	2,769	5,855
Other real estate owned, net	2,817	3,156
Total nonperforming assets	$5,586	$9,011
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.83%	1.38%
Ratio of allowance for loan losses to nonperforming loans(1)	286.20%	141.76%

(1)	The Company defines nonperforming loans as total nonaccrual and restructured loans that are nonaccrual. Loans 90 days past due and still accruing and accruing restructured loans are excluded.

A summary of loans past due 90 days or more and impaired loans follows:

	December 31,
	2017		2016
Loans past due 90 days or more and still accruing		$51		$63
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs		0.01%		0.01%
Accruing restructured loans		$5,134		$3,769
Impaired loans:
Impaired loans with no valuation allowance		$10,444		$8,269
Impaired loans with a valuation allowance		1,480		904
Total impaired loans		$11,924		$9,173
Valuation allowance		$(177)		$(26)
Impaired loans, net of allowance		$11,747		$9,147
Average recorded investment in impaired loans(1)		$13,344		$11,585
Income recognized on impaired loans, after designation as impaired		$528		$553
Amount of income recognized on a cash basis	$	---	$	---

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

No interest income was recognized on nonaccrual loans for the years ended December 31, 2017, 2016 or 2015. Nonaccrual loans that meet the Company’s balance thresholds are designated as impaired.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, by loan class follows:

	Impaired Loans as of December 31, 2017
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction other	$2,882	$2,882	$2,882	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	807	768	590		178		10
Residential closed-end junior liens	174	174	---		174		6
Investor-owned residential real estate	347	325	325		---		---
Commercial Real Estate(2)
Multifamily real estate	303	303	303		---		---
Commercial real estate, owner occupied	3,619	3,611	3,611		---		---
Commercial real estate, other	2,921	2,602	2,602		---		---
Commercial Non Real Estate(2)
Commercial and Industrial	1,236	1,229	126		1,103		160
Consumer Non Real Estate(2)
Automobile	30	30	5		25		1
Total	$12,319	$11,924	$10,444		$1,480		$177

	Impaired Loans as of December 31, 2016
	Principal Balance	(A) Total Recorded Investment(1)	Recorded Investment(1) in (A) for Which There is No Related Allowance	Recorded Investment(1) in (A) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$280	$270	$270	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	648	609	267		342		14
Residential closed-end junior liens	195	195	---		195		7
Investor-owned residential real estate	73	73	---		73		4
Commercial Real Estate(2)
Multifamily real estate	1,364	1,091	1,091		---		---
Commercial real estate, owner occupied	4,005	3,957	3,663		294		1
Commercial real estate, other	2,997	2,734	2,734		---		---
Commercial Non Real Estate(2)
Commercial and Industrial	255	241	241		---		---
Consumer Non Real Estate(2)
Automobile	3	3	3		---		---
Total	$9,820	$9,173	$8,269		$904		$26

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2017
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction other	$3,298	$177
Consumer Real Estate(2)
Residential closed-end first liens	781	57
Residential closed-end junior liens	185	11
Investor-owned residential real estate	329	1
Commercial Real Estate(2)
Multifamily real estate	748	16
Commercial real estate, owner occupied	4,047	200
Commercial real estate, other	2,638	---
Commercial Non Real Estate(2)
Commercial and Industrial	1,282	64
Consumer Non Real Estate(2)
Automobile	36	2
Total	$13,344	$528

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2016
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$462	$10
Consumer Real Estate(2)
Residential closed-end first liens	642	38
Residential closed-end junior liens	207	13
Investor-owned residential real estate	74	4
Commercial Real Estate(2)
Multifamily real estate	1,366	12
Commercial real estate, owner occupied	4,342	206
Commercial real estate, other	3,947	263
Commercial Non Real Estate(2)
Commercial and Industrial	541	7
Consumer Non Real Estate(2)
Automobile	4	---
Total	$11,585	$553

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Average Investment and Interest Income for Impaired Loans For the Year Ended December 31, 2015
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$612	$23
Consumer Real Estate(2)
Residential closed-end first liens	681	43
Residential closed-end junior liens	228	15
Investor-owned residential real estate	76	5
Commercial Real Estate(2)
Multifamily real estate	2,581	84
Commercial real estate, owner occupied	6,141	251
Commercial real estate, other	5,888	308
Commercial Non Real Estate(2)
Commercial and Industrial	1,090	40
Total	$17,297	$769

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

An analysis of past due and nonaccrual loans follows:

December 31, 2017
	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$	---	$	---	$	---
Construction, other		---		---		---		---
Consumer Real Estate
Equity lines		---		---		---		---
Residential closed-end first liens		637		16		11		145
Residential closed-end junior liens		188		---		---		---
Investor-owned residential real estate		66		---		---		6
Commercial Real Estate
Multifamily real estate		303		---		---		---
Commercial real estate, owner occupied		402		---		---		---
Commercial real estate, other		---		2,602		---		2,602
Commercial Non Real Estate
Commercial and Industrial		131		---		---		15
Public Sector and IDA
Public sector and IDA		---		---		---		---
Consumer Non Real Estate
Credit cards		7		12		12		---
Automobile		375		22		22		1
Other consumer loans		154		6		6		---
Total		$2,263		$2,658		$51		$2,769

December 31, 2016
	30 – 89 Days Past Due		90 or More Days Past Due		90 or More Days Past Due and Still Accruing		Nonaccruals (Including Impaired Nonaccruals)
Real Estate Construction
Construction, residential	$	---	$	---	$	---	$270
Construction, other		25		---		---	---
Consumer Real Estate
Equity lines		10		---		---	---
Residential closed-end first liens		1,498		6		6	---
Residential closed-end junior liens		114		36		36	---
Investor-owned residential real estate		56		234		---	253
Commercial Real Estate
Multifamily real estate		132		1,091		---	1,091
Commercial real estate, owner occupied		339		202		---	1,183
Commercial real estate, other		---		80		---	2,814
Commercial Non Real Estate
Commercial and Industrial		6		218		---	241
Public Sector and IDA
Public sector and IDA		---		---		---	---
Consumer Non Real Estate
Credit cards		8		5		5	---
Automobile		234		12		12	3
Other consumer loans		131		4		4	---
Total		$2,553		$1,888		$63	$5,855

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

Determination of risk grades was completed for the portfolio as of December 31, 2017 and 2016.

The following displays non-impaired gross loans by credit quality indicator:

December 31, 2017
	Pass	Special Mention (Excluding Impaired)		Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$10,396	$	---	$	---
Construction, other	21,416		---		---
Consumer Real Estate
Equity lines	16,673		39		---
Closed-end first liens	85,975		2,400		355
Closed-end junior liens	4,483		29		12
Investor-owned residential real estate	55,410		66		256
Commercial Real Estate
Multifamily residential real estate	95,894		127		---
Commercial real estate owner-occupied	130,256		246		763
Commercial real estate, other	106,612		---		--
Commercial Non Real Estate
Commercial and Industrial	38,904		220		165
Public Sector and IDA
States and political subdivisions	51,443		---		---
Consumer Non Real Estate
Credit cards	5,493		---		---
Automobile	16,059		218		116
Other consumer	12,692		16		24
Total	$651,706		$3,361		$1,691

December 31, 2016
	Pass	Special Mention (Excluding Impaired)	Classified (Excluding Impaired)
Real Estate Construction
Construction, 1-4 family residential	$11,635	$3,648	$	---
Construction, other	20,972	---		---
Consumer Real Estate
Equity lines	17,034	82		---
Closed-end first liens	83,658	1,267		580
Closed-end junior liens	4,861	15		151
Investor-owned residential real estate	48,277	333		583
Commercial Real Estate
Multifamily residential real estate	99,002	1,733		---
Commercial real estate owner-occupied	120,170	1,188		1,425
Commercial real estate, other	103,534	1,543		80
Commercial Non Real Estate
Commercial and Industrial	35,521	3,229		33
Public Sector and IDA
States and political subdivisions	45,474	---		---
Consumer Non Real Estate
Credit cards	5,978	---		---
Automobile	14,457	25		192
Other consumer	12,229	636		8
Total	$622,802	$13,519		$3,052

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings (“TDRs”). The following tables present restructurings by class that occurred during the years ended December 31, 2017, 2016 and 2015.

Note: Only classes with restructured loans are presented.

	Restructurings that occurred during the year ended December 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
Consumer Real Estate
Closed-end first lien	1	$8	$8
Commercial Real Estate
Commercial real estate, other	1	132	132
Commercial Non Real Estate
Commercial and industrial	4	1,221	1,221
Consumer Non Real Estate
Automobile	4	26	26
Total	10	$1,387	$1,387

(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

Each of the restructurings completed during the twelve months ended December 31, 2017 provided payment relief to the borrowers. The consumer real estate loan was modified to provide payment relief by extending the term. Impairment measurement was based on the present value of cash flows and did not result in a specific allocation.

The commercial real estate loan was restructured to reduce monthly debt service by lowering the interest rate slightly and changing the interest method from variable to fixed. Interest was capitalized and the loan was re-amortized over a longer term. Impairment measurement, based on the present value of cash flows, did not result in a specific allocation. The loan is in nonaccrual status and all payments made during the nonaccrual period are credited fully to principal, reducing the book balance below the present value of cash flows.

The four commercial non-real estate loans were restructured to reduce monthly debt service by increasing the amortization period. Three of the commercial non-real estate loans received rate reductions, and on one commercial non-real estate loan, the interest method was changed from variable to fixed. Impairment measurement, based on the present value of cash flows, indicated a specific reserve for two of the commercial non-real estate loans.

The four automobile loans were restructured pursuant to Chapter 13 bankruptcy requirements, reducing the interest rate and re-amortizing over a longer term to provide monthly debt service relief. One automobile loan restructuring included forgiveness of a small amount of principal to comply with the bankruptcy plan. Impairment measurement for all the restructured automobile loans was based on the present value of cash flows method and resulted in small specific allocations for each loan which totaled $1.

	Restructurings that occurred during the year ended December 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
Commercial Real Estate
Commercial real estate, other	2	$3,008	$3,008
Commercial Non Real Estate
Commercial and industrial	1	29	30
Consumer Non Real Estate
Automobile	1	5	5
Total	4	$3,042	$3,043

(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

During the twelve-month period ended December 31, 2016, the Company identified four loans as troubled debt restructurings. Two commercial real estate loans were originally modified in troubled debt restructurings in 2014 to provide payment relief by lowering the interest rate and allowing interest-only payments. The restructurings completed in 2016 lowered the interest rate from the 2014 restructured terms and returned the loans to amortization with payments of principal and interest. The loans were in nonaccrual status prior to the 2016 restructuring and will remain in nonaccrual until they have met the Company's policy to return to accrual status. The Company also identified during the year ended December 31, 2016 one commercial non-real estate loan and one automobile loan modified in troubled debt restructurings. The modifications provided payment relief by extending the maturity date and capitalizing interest. The loans are in nonaccrual status. Each of the four troubled debt restructurings are collateral dependent and the fair value is measured using the collateral method. Impairment measurement did not result in any specific allocations.

	Restructurings that occurred during the year ended December 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
Real Estate Construction
Construction, 1-4 family residential	2	$718	$718
Commercial Real Estate
Commercial real estate owner-occupied	3	2,710	2,623
Commercial Non Real Estate
Commercial and industrial	1	200	200
Total	6	$3,628	$3,541

(1)	Post-modification outstanding recorded investment considers amounts immediately following the modification. Amounts do not reflect balances at the end of the period.

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

Of the Company’s TDR’s that defaulted in 2017, 2016 and 2015, none were modified within 12 months prior to default. The company defines default as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure.

Note 6: Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	December 31,
	2017	2016
Premises	$12,434	$12,554
Furniture and equipment	5,238	5,052
Premises and equipment	$17,672	$17,606
Accumulated depreciation	(9,451)	(8,753)
Premises and equipment, net	$8,221	$8,853

Depreciation expense for the years ended December 2017, 2016 and 2015 amounted to $805, $801 and $749, respectively. In December 2017, the Company sold its Marion branch office and realized a gain on the sale of fixed assets of $134.

The Company leases certain branch facilities under noncancellable operating leases. The future minimum lease payments under these leases (with initial or remaining lease terms in excess of one year) as of December 31, 2017 are as follows: $292 in 2018, $233 in 2019, $56 in 2020, $34 in 2021, $34 in 2022 and $130 thereafter.

Note 7: Deposits

The aggregate amounts of time deposits in denominations of $250 or more at December 31, 2017 and 2016 were $14,283 and $15,797, respectively. At December 31, 2017 the scheduled maturities of time deposits are as follows:

2018	76,378
2019	30,124
2020	2,224
2021	2,931
2022	3,227
Thereafter	---
Total time deposits	$114,884

At December 31, 2017 and 2016, overdraft demand deposits reclassified to loans totaled $255 and $417, respectively.

Note 8: Employee Benefit Plans

401(k) Plan

The Company has a Retirement Accumulation Plan qualifying under IRS Code Section 401(k), in which NBI, NBB and NBFS are participating employers. Eligible participants may contribute up to 100% of their total annual compensation to the plan, subject to certain limits based on federal tax laws. Employee contributions are matched by the employer based on a percentage of an employee’s total annual compensation contributed to the plan. For the years ended December 31, 2017, 2016 and 2015, the Company contributed $340, $315 and $294, respectively, to the plan.

Employee Stock Ownership Plan

The Company has a non-leveraged Employee Stock Ownership Plan (ESOP) which enables employees of NBI and its subsidiaries who have one year of service and who have attained the age of 21 prior to the plan’s January 1 and July 1 enrollment dates to own NBI common stock. Contributions to the ESOP, which are not mandatory, are determined annually by the Board of Directors. Contribution expense amounted to $200, $150 and $200 in the years ended December 31, 2017, 2016 and 2015, respectively. Dividends on ESOP shares are charged to retained earnings. As of December 31, 2017, the number of shares held by the ESOP was 236,221. All shares held by the ESOP are treated as outstanding in computing the Company’s basic net income per share. Upon reaching age 55 with ten years of plan participation, a vested participant has the right to diversify 50% of his or her allocated ESOP shares and NBI or the ESOP, with the agreement of the Trustee, is obligated to purchase those shares. The ESOP contains a put option which allows a withdrawing participant to require the Company or the ESOP, if the plan administrator agrees, to purchase his or her allocated shares if the shares are not readily tradable on an established market at the time of distribution.

Salary Continuation Plan

The Company has a non-qualified Salary Continuation Plan for certain key officers. The plan provides the participating officers with supplemental retirement income, payable for the greater of 15 years after retirement or the officer’s lifetime. The expense accrued for the plans in 2017, 2016, and 2015, based on the present value of the retirement benefits, amounted to $272, $242, and $396, respectively. The plan is unfunded. However bank-owned life insurance has been acquired on the life of the key employees in amounts sufficient to discharge the obligations of the agreement.

Defined Benefit Plan

The Company’s defined benefit pension plan covers substantially all employees. The plan benefit formula is based upon the length of service of retired employees and a percentage of qualified W-2 compensation during their final years of employment. Information pertaining to activity in the plan is as follows:

	December 31,
	2017	2016	2015
Change in benefit obligation
Projected benefit obligation at beginning of year	$21,059	$20,427	$19,324
Service cost	692	694	620
Interest cost	743	757	669
Actuarial loss	1,417	198	798
Benefits paid	(419)	(1,017)	(984)
Projected benefit obligation at end of year	$23,492	$21,059	$20,427

Change in plan assets
Fair value of plan assets at beginning of year	$17,038	$16,131	$17,130
Actual return on plan assets	2,302	1,113	(155)
Employer contribution	4,507	811	140
Benefits paid	(419)	(1,017)	(984)
Fair value of plan assets at end of year	$23,428	$17,038	$16,131

Funded status at the end of the year	$(64)	$(4,021)	$(4,296)

Amounts recognized in the Consolidated Balance Sheet
Deferred tax asset	$13	$1,407	$1,504
Other liabilities	(64)	(4,021)	(4,296)
Total amounts recognized in the Consolidated Balance Sheet	$(51)	$(2,614)	$(2,792)

Amounts recognized in accumulated other comprehensive (loss), net
Net gain (loss)	$(7,923)	$(8,250)	$(8,627)
Prior service cost	340	449	559
Deferred tax asset	1,592	2,730	2,798
Amount recognized	$(5,991)	$(5,071)	$(5,270)

Accrued/Prepaid benefit cost, net
Benefit obligation	$(23,492)	$(21,059)	$(20,427)
Fair value of assets	23,428	17,038	16,131
Unrecognized net actuarial loss	7,923	8,250	8,627
Unrecognized prior service cost	(340)	(449)	(559)
Deferred tax liability	(1,579)	(1,323)	(1,294)
Prepaid benefit cost included in other assets	$5,940	$2,457	$2,478

Components of net periodic benefit cost
Service cost	$692	$694	$620
Interest cost	743	757	669
Expected return on plan assets	(1,097)	(1,110)	(1,166)
Amortization of prior service cost	(110)	(110)	(110)
Recognized net actuarial loss	540	572	414
Net periodic benefit cost	$768	$803	$427

Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net (gain) loss	$(328)	$(377)	$1,705
Amortization of prior service cost	110	110	110
Deferred income tax expense (benefit)	46	93	(635)
Total recognized	$(172)	$(174)	$1,180

Total recognized in net periodic benefit cost and other comprehensive loss	$550	$536	$2,242

Weighted average assumptions at end of the year
Discount rate used for net periodic pension cost	4.00%	4.00%	3.75%
Discount rate used for disclosure	3.50%	4.00%	4.00%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%

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

Fair value measurements of the pension plan’s assets at December 31, 2017 follow:

	Fair Value Measurements at December 31, 2017
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash	$4,454	$4,454	$	---	$	---
Equity securities:
U. S. companies	9,892	9,892		---		---
International companies	106	106		---		---
Equities mutual funds (1)	1,962	1,962		---		---
U. S. government agencies and corporations	51	---		51		---
State and political subdivisions	231	---		231		---
Corporate bonds – investment grade (2)	6,732	---		6,732		---
Total pension plan assets	$23,428	$16,414		$7,014	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

	Fair Value Measurements at December 31, 2016
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash	$207	$207	$	---	$	---
Equity securities:
U. S. companies	9,195	9,195		---		---
International companies	116	116		---		---
Equities mutual funds (1)	966	966		---		---
U. S. government agencies and corporations	53	---		53		---
State and political subdivisions	230	---		230		---
Corporate bonds – investment grade (2)	6,271	---		6,271		---
Total pension plan assets	$17,038	$10,484		$6,554	$	---

(1)	This category comprises actively managed equity funds invested in large-cap and mid-cap U.S. companies.
(2)	This category represents investment grade bonds of U.S. issuers from diverse industries.

The Company’s required minimum pension contribution for 2018 has not yet been determined.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

2018			$4,229
2019			$1,060
2020			$1,630
2021			$738
2022			$1,277
2023	-	2027	$6,546

Note 9: Stock Option Plan

The Company’s 1999 Stock Option Plan was adopted in 1999 and was terminated on March 9, 2009. Incentive stock options were granted annually to key employees of NBI and its subsidiaries from 1999 to 2005 and none have been granted since 2005. All stock options granted under the plan have been exercised or expired.

There were no shares available for exercise during 2017 or 2016. In 2015, there were 7,500 shares exercised with an intrinsic value of $54. Intrinsic value is the difference between the price at which the shares may be exercised and the stock price as of the report date. No tax benefit was recognized on shares exercised in 2015.

Note 10: Income Taxes

The Company files United States federal income tax returns, and Virginia, West Virginia and North Carolina state income tax returns. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2014.

Allocation of income tax expense between current and deferred portions is as follows:

	Years ended December 31,
	2017	2016	2015
Current	$2,943	$3,934	$4,730
Deferred expense	1,790	18	10
Deferred tax adjustment for enacted change in tax rate	1,560	---	---
Total income tax expense	$6,293	$3,952	$4,740

Income tax expense for 2017 includes a downward adjustment of net deferred tax assets in the amount of $1,560 recorded as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017.  The Company’s marginal tax rate prior to the enactment of the Act is 35%. Effective January 1, 2018, the Company’s tax rate will be 21%.

The following is a reconciliation of the “expected” income tax expense, computed by applying the U.S. Federal income tax rate of 35% to income before income tax expense, with the reported income tax expense:

	Years ended December 31,
	2017	2016	2015
Computed “expected” income tax expense	$7,135	$6,613	$7,201
Tax impact of enacted change in tax rate	1,560	---	---
Tax-exempt interest income	(2,144)	(2,234)	(2,381)
Nondeductible interest expense	89	92	101
Other, net	(347)	(519)	(181)
Reported income tax expense	$6,293	$3,952	$4,740

The components of net deferred tax assets, included in other assets, are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses and unearned fee income	$1,773	$3,347
Valuation allowance on other real estate owned	156	237
Defined benefit plan	1,592	2,730
Deferred compensation and other liabilities	863	1,336
Discount accretion of securities	---	15
Net unrealized loss on securities available for sale	984	1,932
Total deferred tax assets	$5,368	$9,597

Deferred tax liabilities:
Fixed assets	$(388)	$(620)
Deposit intangibles	(1,059)	(1,573)
Defined benefit plan, prepaid portion	(1,579)	(1,345)
Discount accretion of securities	(2)
Total deferred tax liabilities	(3,028)	(3,538)
Net deferred tax assets	$2,340	$6,059

The Company has determined that a valuation allowance for the gross deferred tax assets is not necessary at December 31, 2017 and 2016.

Note 11: Restrictions on Dividends

The Company’s principal source of funds for dividend payments is dividends received from its subsidiary bank. For the years ended December 31, 2017, 2016 and 2015, dividends received from the subsidiary bank were $8,141, $9,071 and $7,930, respectively. National Bankshares Financial Services provided $350 in dividends to Bankshares in 2016.

Substantially all of Bankshares’ retained earnings are undistributed earnings of its sole banking subsidiary, which are restricted by various regulations administered by federal bank regulatory agencies. Bank regulatory agencies restrict, without prior approval, the total dividend payments of a bank in any calendar year to the bank’s retained net income of that year to date, as defined, combined with its retained net income of the preceding two years, less any required transfers to surplus. At December 31, 2017, NBB’s retained net income, which was free of such restriction, amounted to approximately $20,820.

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

The Basel III Capital Rules, a comprehensive capital framework for U.S. banking organizations, became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period continuing through January 1, 2019 for certain provisions). Basel III Capital Rules established quantitative measures to ensure capital adequacy. The rules set forth minimum amounts and ratios for Common Equity Tier 1 capital (“CET1”), Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

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

Tier 1 Capital includes CET1 capital and additional Tier 1 capital components. At December 31, 2017 and 2016, neither the Company nor the Bank held any additional Tier 1 capital beyond CET1 capital.

Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital for both the Company and the Bank includes the allowance for loan losses.

Risk-weighted assets at December 31, 2017 were $808,690 for the Company and $805,656 for the Bank. Risk-weighted assets at December 31, 2016 were $718,739 for the Company and $715,294 for the Bank. Management believes, as of December 31, 2017 and 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2017, the most recent notifications from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the following tables. There are no conditions or events since these notifications that management believes have changed the bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2017 and 2016 are also presented in the following tables.

	Actual		Minimum Capital Requirement(1)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total capital (to risk weighted assets)
NBI consolidated	$198,468	24.542%	$74,804	9.250%	N/A	N/A
NBB	195,903	24.316%	74,523	9.250%	$80,566	10.000%
Tier 1 capital (to risk weighted assets)
NBI consolidated	$190,543	23.562%	$58,630	7.250%	N/A	N/A
NBB	187,978	23.332%	58,410	7.250%	$64,452	8.000%
Common Equity Tier 1 capital (to risk weighted assets)
NBI consolidated	$190,543	23.562%	$46,500	5.750%	N/A	N/A
NBB	187,978	23.332%	46,325	5.750%	$52,368	6.500%
Tier 1 capital (to average assets)
NBI consolidated	$190,543	15.424%	$49,413	4.000%	N/A	N/A
NBB	187,978	15.254%	49,293	4.000%	$61,616	5.000%

(1)

Except with regard to the Company’s and the Bank’s Tier 1 capital to average assets ratio, the minimum capital requirement includes the current phased-in portion of the Basel III Capital Rules capital conservation buffer (1.25%) which is added to the minimum capital requirements for capital adequacy purposes. The capital conservation buffer is being phased in through four equal annual installments of .0625% from 2016 to 2019, with full implementation in January 2019 (2.5%). The Company’s and the Bank’s capital conservation buffer must consist of additional CET1 above regulatory minimum requirement. Failure to maintain the prescribed levels would result in limitations on capital distributions and discretionary bonuses to executives.

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

Note 13: Condensed Financial Statements of Parent Company

Financial information pertaining only to NBI (Parent) is as follows:

Condensed Balance Sheets
	December 31,
	2017	2016
Assets
Cash due from subsidiaries	$46	$74
Interest-bearing deposits	503	1,310
Securities available for sale, at fair value	---	163
Investments in subsidiaries, at equity	184,336	177,150
Refundable income taxes	168	22
Other assets	820	561
Total assets	$185,873	$179,280

Liabilities and Stockholders’ Equity
Other liabilities	$977	$1,017
Stockholders’ equity	184,896	178,263
Total liabilities and stockholders’ equity	$185,873	$179,280

Condensed Statements of Income
	Years Ended December 31,
	2017	2016	2015
Income
Dividends from subsidiaries	$8,141	$9,421	$7,930
Interest on securities – taxable	---	2	3
Realized securities gains, net	4	---	---
Other income	1,018	987	1,208
Total income	9,163	10,410	9,141
Expenses
Other expenses	1,986	1,992	2,051
Income before income tax benefit and equity in undistributed net income of subsidiaries	7,177	8,418	7,090
Applicable income tax benefit	383	628	210
Income before equity in undistributed net income of subsidiaries	7,560	9,046	7,300
Equity in undistributed net income of subsidiaries	6,532	5,896	8,533
Net income	$14,092	$14,942	$15,833

Condensed Statements of Cash Flows
	Years ended December 31,
	2017	2016	2015
Cash Flows from Operating Expenses
Net income	$14,092	$14,942	$15,833
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(6,532)	(5,896)	(8,533)
Amortization of premiums and accretion of discounts, net	---	1	1
Depreciation expense	---	---	3
Gain on sale of securities	(4)	---	---
Loss on disposal of fixed assets	---	---	2
Net change in refundable income taxes due from subsidiaries	(146)	(223)	106
Net change in other assets	(156)	219	(81)
Net change in other liabilities	(40)	(227)	128
Net cash provided by operating activities	7,214	8,816	7,459

Cash Flows from Investing Activities
Net change in interest-bearing deposits	807	(1,140)	307
Maturities, sales and calls of securities available for sale	192	---	---
Maturities and calls of securities held to maturity	---	450	---
Capital distribution to subsidiary	(100)	---	---
Net cash provided by (used in) investing activities	899	(690)	307

Cash Flows from Financing Activities
Cash dividends paid	(8,141)	(8,071)	(7,930)
Exercise of stock options	---	---	173
Net cash used in financing activities	(8,141)	(8,071)	(7,757)
Net change in cash	(28)	55	9
Cash due from subsidiaries at beginning of year	74	19	10
Cash due from subsidiaries at end of year	$46	$74	$19

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

At December 31, 2017 and 2016, financial instruments outstanding whose contract amounts represent credit risk were:

	December 31,
	2017	2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$161,222	$130,252
Standby letters of credit	16,351	20,499
Mortgage loans sold with potential recourse	14,130	17,526

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

The Company originates mortgage loans for sale to secondary market investors subject to contractually specified and limited recourse provisions. In 2017, the Company originated $13,912 and sold $14,130 to investors, compared to $17,090 originated and $17,526 sold in 2016. Every contract with each investor contains certain recourse language. In general, the Company may be required to repurchase a previously sold mortgage loan if there is major noncompliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been resold as a part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor defaults early in the loan term. This potential default period is approximately twelve months after sale of a loan to the investor.

At December 31, 2017, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $707 and loans held for sale of $260. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparty to fail to meet its obligations.

The Company maintains cash accounts in other commercial banks. The Company had $14 in deposits with correspondent institutions at December 31, 2017 that was not insured by the Federal Deposit Insurance Corporation.

Note 15: Concentrations of Credit Risk

The Company does a general banking business, serving the commercial and personal banking needs of its customers. NBB’s primary service area is defined as the counties of Montgomery, Giles, Carroll, Grayson, Pulaski, Tazewell, Smyth, Wythe, Roanoke and Washington and the cities of Galax, Radford and Roanoke in southwest Virginia, and Mercer and McDowell counties in West Virginia. For loan purposes, our trade area also includes the Virginia cities of Salem and Bristol and counties of Botetourt and Craig, the southernmost tip of West Virginia adjacent to the counties of Giles, Buchanan, Russell and Bland, the North Carolina counties of Surry and Alleghany, and the Tennessee city of Bristol and counties of Washington and Sullivan. Substantially all of NBB’s loans are made in its primary service area. Additionally, the Company occasionally participates in loans in nearby higher growth metropolitan areas. Loans outside of the primary service area are a small percentage of the loan portfolio, are appropriately underwritten and are not considered out of trade area exceptions. The ultimate collectability of the bank’s loan portfolio and the ability to realize the value of any underlying collateral, if needed, is influenced by the economic conditions of the market area. The Company’s operating results are therefore closely correlated with the economic trends within this area.

Commercial real estate as of December 31, 2017 and 2016 represented approximately 51% and 52% of the loan portfolio, at $340,414 and $336,457, respectively. Included in commercial real estate are loans for college housing and professional office buildings that comprised $247,198 and $236,552 as of December 31, 2017 and 2016 respectively, corresponding to approximately 37% of the loan portfolio at December 31, 2017 and 36% of the loan portfolio at December 31, 2016. Loans secured by residential real estate were $166,965, or approximately 25% of the portfolio, and $157,718, or 24% of the portfolio at December 31, 2017 and 2016, respectively.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2017 and 2016:

		Fair Value Measurements at December 31, 2017 Using
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$307,719	$	---	$307,719	$	---
States and political subdivisions	16,834		---	16,834		---
Mortgage-backed securities	659		---	659		---
Corporate debt securities	6,175		---	6,175		---
Total securities available for sale	$331,387	$	---	$331,387	$	---

		Fair Value Measurements at December 31, 2016 Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$285,598	$	---	$285,598	$	---
States and political subdivisions	11,693		---	11,693		---
Mortgage-backed securities	930		---	930		---
Corporate debt securities	5,898		---	5,898		---
Other securities	163		---	163		---
Total securities available for sale	$304,282	$	---	$304,282	$	---

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2017 and 2016.

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

Loans measured using the fair value of collateral method may be categorized in Level 2 or Level 3. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Most collateral is real estate. The Company bases collateral method fair valuation upon the “as-is” value of independent appraisals or evaluations. Valuations for impaired loans with outstanding principal balances of $250 or more are based on a current appraisal. Appraisals are also used to value impaired loans with principal balances of $100 or greater and secured by one piece of collateral. Collateral-method impaired loans with principal balances below $100, or if secured by multiple pieces of collateral, below $250, are valued using an evaluation.

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

As of December 31, 2017 and December 31, 2016, the fair value measurements for impaired loans with specific allocations were primarily based upon the present value of expected future cash flows.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

			Carrying value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2017	Impaired loans net of valuation allowance	$1,303	$	---	$	---	$1,303
December 31, 2016	Impaired loans net of valuation allowance	878		---		---	878

The following table presents information about Level 3 Fair Value Measurements for impaired loans.

Impaired Loans	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2017	Present value of cash flows	Discount rate	5.50%	-	13.25%	(5.92%)
December 31, 2016	Present value of cash flows	Discount rate	6.75%	-	8.00%	(7.35%)

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

The following table summarizes the Company’s other real estate owned that were measured at fair value on a nonrecurring basis during the period.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
December 31, 2017	Other real estate owned net of valuation allowance	$2,817	$	---	$	---	$2,817
December 31, 2016	Other real estate owned net of valuation allowance	3,156		---		---	3,156

The following table presents information about Level 3 Fair Value Measurements for December 31, 2017.

	Valuation Technique	Unobservable Input	Rang (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	2.00%(1)	–	6.01%	(4.72%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	1.68%	–	68.33%	(11.07%)

The following table presents information about Level 3 Fair Value Measurements for December 31, 2016.

	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	2.91%(1)	–	8.60%	(6.48%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	0%	–	53.46%	(13.66%)

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

Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2017 and 2016, and, as such, the related fair values have not been estimated.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

	December 31, 2017
		Estimated Fair Value
	Carrying Amount	Level 1		Level 2		Level 3
Financial assets:
Cash and due from banks	$12,926		$12,926	$	---	$	---
Interest-bearing deposits	51,233		51,233		---		---
Securities	458,551		---		461,500		---
Restricted securities	1,200		---		1,200		---
Mortgage loans held for sale	260		---		260		---
Loans, net	660,144		---		---		656,399
Accrued interest receivable	5,297		---		5,297		---
Bank-owned life insurance	33,756		---		33,756		---
Financial liabilities:
Deposits	$1,059,734	$	---		$944,850		$113,053
Accrued interest payable	62		---		62		---

	December 31, 2016
		Estimated Fair Value
	Carrying Amount	Level 1		Level 2		Level 3
Financial assets:
Cash and due from banks	$13,974		$13,974	$	---	$	---
Interest-bearing deposits	80,268		80,268		---		---
Securities	439,239		---		441,974		---
Restricted securities	1,170		---		1,170		---
Mortgage loans held for sale	478		---		478		---
Loans, net	639,452		---		---		658,386
Accrued interest receivable	5,260		---		5,260		---
Bank-owned life insurance	22,998		---		22,998		---
Financial liabilities:
Deposits	$1,043,442	$	---		$912,828		$128,690
Accrued interest payable	55		---		55		---

Note 17: Components of Accumulated Other Comprehensive Income (Loss)

The following table summarizes the activity related to each component of accumulated other comprehensive income (loss):

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(1,582)	$(4,090)	$(5,672)
Unrealized holding loss on available for sale securities net of tax of ($571)	(1,064)	---	(1,064)
Reclassification adjustment, net of tax of ($12)	(21)	---	(21)
Net pension loss arising during the period, net of tax of ($597)	---	(1,108)	(1,108)
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($38)	---	(72)	(72)
Balance at December 31, 2015	$(2,667)	$(5,270)	$(7,937)
Unrealized holding loss on available for sale securities net of tax of ($431)	(800)	---	(800)
Reclassification adjustment, net of tax of ($65)	(121)	---	(121)
Net pension gain arising during the period, net of tax of $132	---	271	271
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($38)	---	(72)	(72)
Balance at December 31, 2016	$(3,588)	$(5,071)	$(8,659)
Unrealized holding gain on available for sale securities net of tax of $296	546	---	546
Reclassification adjustment, net of tax of ($4)	(6)	---	(6)
Net pension gain arising during the period, net of tax of $115	---	213	213
Less amortization of prior service cost included in net periodic pension cost, net of tax of ($38)	---	(71)	(71)
Reclassification of stranded tax effects from change in tax rate	(656)	(1,062)	(1,718)
Balance at December 31, 2017	$(3,704)	$(5,991)	$(9,695)

The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Component of Accumulated Other Comprehensive Income (Loss)
Reclassification out of unrealized gains and losses on available-for-sale securities:
Realized securities gain, net	$(10)	$(186)	$(33)
Income tax benefit	(4)	(65)	(12)
Realized gain on available-for-sale securities, net of tax, reclassified out of accumulated other comprehensive income (loss)	$(6)	$(121)	$(21)
Amortization of defined benefit pension items:
Prior service costs(1)	$(109)	$(110)	$(110)
Income tax benefit	(38)	(38)	(38)
Amortization of defined benefit pension items, net of tax, reclassified out of accumulated other comprehensive income (loss)	$(71)	$(72)	$(72)

(1)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. (For additional information, see Note 8, "Employee Benefit Plans.")

Note 18. Intangible Assets and Goodwill

In accounting for goodwill and intangible assets, the Company conducts an impairment review at least annually and more frequently if certain impairment indicators are evident. Accounting guidance provides the option of performing a preliminary assessment of qualitative factors before performing more substantial testing for impairment. If the preliminary assessment indicates that it is more likely than not that fair value is below carrying value, a two-step test is employed to determine impairment. The Company opted not to perform the preliminary assessment and employed the two-step test to determine impairment. Based on the testing for impairment of goodwill and intangible assets, there were no impairment charges for 2017, 2016 or 2015.

Information concerning goodwill and intangible assets for years ended December 31, 2017 and 2016 is presented in the following table:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2017
Amortizable core deposit intangibles	$16,257	$16,207	$50
Unamortizable goodwill	5,848	---	5,848
Intangible assets and goodwill	$22,105	$16,207	$5,898

December 31, 2016
Amortizable core deposit intangibles	$16,257	$16,139	$118
Unamortizable goodwill	5,848	---	5,848
Intangible assets and goodwill	$22,105	$16,139	$5,966

As of December 31, 2017, the estimated amortization expense of core deposit intangibles are as follows:

2018	50
Thereafter	---
Total	$50

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

National Bankshares, Inc.

Blacksburg, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Bankshares, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2000.

Winchester, Virginia

March 14, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

National Bankshares, Inc.

Blacksburg, Virginia

Opinion on the Internal Control Over Financial Reporting

We have audited National Bankshares, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements of the Company and our report dated March 14, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 14, 2018

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2017 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

Name	Age	Offices and Positions Held	Year Elected an Officer/Director
James G. Rakes (1)	73	National Bankshares, Inc.: Chairman, 1986 to Present; Chairman, President and Chief Executive Officer 1986 through August 31, 2017. The National Bank of Blacksburg: Executive Chairman of the National Bank of Blacksburg, July 2014 through August 31, 2017; President and Chief Executive Officer of The National Bank of Blacksburg from 1983 to July 2014; and Chairman from 2005 to July 2014. National Bankshares Financial Services: Chairman, President and CEO of National Bankshares Financial Services, Inc., June 2011 to August 31, 2017; Chairman, President and Treasurer, 2001 to June 2011.	1986
F. Brad Denardo (2)	65	National Bankshares, Inc.: President and Chief Executive Officer, September 1, 2017 to present; Executive Vice President, 2008 to August 31, 2017. The National Bank of Blacksburg: Chairman, September 2017 to Present; President & CEO, July 2014 to Present; Executive Vice President/Chief Operating Officer, 2002 to July 2014. National Bankshares Financial Services, Inc.: Chairman, President and CEO of National Bankshares Financial Services, Inc., September 1, 2017 to Present; Treasurer, June 2011 to Present.	1989
David K. Skeens	51	National Bankshares, Inc.: Treasurer and Chief Financial Officer, January 2009 to Present. The National Bank of Blacksburg: Senior Vice President/Operations & Risk Management & CFO, 2009 to Present; Senior Vice President/Operations & Risk Management, 2008-2009; Vice President/Operations & Risk Management, 2004-2008.	2009
Lara E. Ramsey	49	National Bankshares, Inc.: Corporate Secretary, June 1, 2016 to Present. National Bankshares, Inc.: Senior Vice President/Administration, June 2011 to Present. National Bankshares, Inc.: Vice President/Human Resources, January 2001 – June 2011.	2016
Paul M. Mylum	51	The National Bank of Blacksburg: Senior Vice President/Chief Lending Officer, August 2016 to Present. The National Bank of Blacksburg: Senior Vice President/Loans, August 2012—August 2016.	2012
Mark A. Smith	56	The National Bank of Blacksburg: Senior Vice President/Chief Credit Officer, April 2016 to Present.	2016

(1)

On August 31, 2017, James G. Rakes retired as President and Chief Executive Officer of NBI, Executive Chairman of the National Bank of Blacksburg and Chairman, and President and Chief Executive Officer of National Bankshares Financial Services, Inc. Mr. Rakes continues as Chairman of NBI.

(2)	As of September 1, 2017, F. Brad Denardo became the President and Chief Executive Officer of NBI and Chairman, President and CEO of The National Bank of Blacksburg.

Information with respect to the directors of Bankshares is set out under the caption “Election of Directors” of Bankshares’ Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 8, 2018 (“Proxy Statement”) which information is incorporated herein by reference.

The Board of Directors of Bankshares has a standing audit committee made up entirely of independent directors, as that term is defined in the NASDAQ Stock Market Listing Rules. In 2017, Dr. Lewis chaired the Audit Committee and its members were Mr. Ball, Dr. Dooley, Mr. Rakes (after his retirement on August 31, 2017), Mr. Reynolds and Mr. Webb. Each member of the Audit Committee has extensive business experience; however, the Committee has identified Dr. Lewis as its financial expert, since he has a professional background which involves financial oversight responsibilities. Dr. Lewis oversaw the preparation of financial statements in his past role as President of New River Community College. He previously served as the College’s Chief Financial Officer. The Audit Committee’s Charter is available on the Company’s web site at www.nationalbankshares.com.

The Board of Directors of Bankshares has a Board Risk Committee tasked with setting a risk tolerance and overseeing risks and risk management throughout the Company. In response to the cybersecurity incidents experienced in 2016 and 2017, the Board of Directors and Board Risk Committee increased their oversight of cybersecurity risk, including receiving monthly updates in greater detail and providing direction for incident response and ongoing capital investment to mitigate risk.

Certain information required by Item 10 is incorporated herein by reference to the Company’s Proxy under the headings “Election of Directors”, “Stock Ownership of Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance Matters” and “Code of Ethics”. The Company and each of its subsidiaries have adopted codes of ethics for directors, officers and employees, specifically including the Chief Executive Officer and Chief Financial Officer of Bankshares. These Codes of Ethics are available on the Company’s web site at www.nationalbankshares.com.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis.” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s Proxy Statement for the Annual Meeting of Shareholders.

Pay Ratio Disclosure. The SEC has adopted amendments to Item 402 of Regulation S-K to require disclosure of: (1) the median compensation amount of the annual total compensation of all employees of a registrant excluding the Principal Executive Officer (“PEO”), (2) the annual total compensation of that registrant’s PEO and (3) the ratio of the median of the annual total compensation of all employees (excluding the PEO) to the annual total compensation of the PEO. The rules require such pay ratio disclosure information for the first fiscal year beginning on or after January 1, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Stock Ownership of Directors and Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Shareholders. The information required by Item 201(d) of Regulation S-K is disclosed herein. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Directors Independence and Certain Transactions with Officers and Directors” and “Election of Directors – Director Independence” in the Company’s Proxy Statement for the Annual Meeting of Shareholders. As of December 31, 2017 there were no shares available for issuance or exercise, and there are no equity compensation plans in effect.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading “Independent Public Accountants” in the Company’s Proxy Statement for the Annual Meeting of Shareholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of National Bankshares, Inc. are included in Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of December 31, 2017 and 2016

Consolidated Statements of Income – Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income – Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or if the information is contained elsewhere in this Annual Report on Form

10-K.

(a) (3) Exhibits

A list of the exhibits filed or incorporated in this Annual Report by reference is as follows:

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8K filed on July 9, 2014)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)

*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xiii)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xv)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xvi)	Salary Continuation Agreement dated May 24, 2013 between The National Bank of Blacksburg and Paul A. Mylum	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 8, 2018)
*10(xvii)	Second Salary Continuation Agreement dated July 1, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on July 20, 2016)
*10(xviii)	Salary Continuation Agreement dated February 6, 2006 between The National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xix)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xx)	Second Amendment, dated June 12, 2008, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xxi)	Third Amendment, dated June 22, 2016, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
+21	Subsidiaries of the Registrant	Included herein
+23	Consent of Young, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	(incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10K for fiscal year ended December 31, 2017)
+31(i)	Section 906 Certification of Chief Executive Officer	Included herein
+31(ii)	Section 906 Certification of Chief Financial Officer	Included herein
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Included herein
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Included herein
+101

The following materials from National Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

NATIONAL BANKSHARES, INC.

/s/ F. BRAD DENARDO
F. Brad Denardo President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID K. SKEENS
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Date: March 14, 2018

	Date	Title
/s/ L. J. BALL	03/14/2018	Director
L. J. Ball

/s/ F. B. DENARDO	03/14/2018	President and CEO, National Bankshares, Inc.
F. B. Denardo		Director

/s/ J. E. DOOLEY	03/14/2018	Director
J. E. Dooley

/s/ M.E. DYE	03/14/2018	Director
M. E. Dye

/s/ N. V. FITZWATER, III	03/14/2018	Director
N. V. Fitzwater, III

/s/ C. E. GREEN, III	03/14/2018	Director
C. E. Green, III

/s/ M. R. JOHNSON	03/14/2018	Director
M. R. Johnson

/s/ J. M. LEWIS	03/14/2018	Director
J. M. Lewis

/s/ M. G. MILLER	03/14/2018	Director
M. G. Miller

/s/ W. A. PEERY	03/14/2018	Director
W. A. Peery

/s/ J. G. RAKES	03/14/2018	Chairman of the Board, National Bankshares, Inc.
J. G. Rakes		Director

/s/ G. P. REYNOLDS	03/14/2018	Director
G. P. Reynolds

/s/ J. C. THOMPSON	03/14/2018	Director
J. C. Thompson

/s/ J. L. WEBB	03/14/2018	Director
J. L. Webb

Index of Exhibits

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit No.	Title	Page Number
21	Subsidiaries of the Registrant	Page 96
23	Consent of Yount, Hyde & Barbour, P.C.	Page 97
31(i)	Section 906 Certification of Chief Executive Officer	Page 98
31(ii)	Section 906 Certification of Chief Financial Officer	Page 99
32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	Page 100
32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	Page 101