Form 10-Q
period 2018-03-31
NATIONAL BANKSHARES INC
filed 2018-05-09
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at May 8, 2018 6,957,974

(This report contains 56 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

    National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(in thousands, except share and per share data)	2018	2017
Assets
Cash and due from banks	$10,598	$12,926
Interest-bearing deposits	76,571	51,233
Securities available for sale, at fair value	337,211	331,387
Securities held to maturity (fair value of $124,549 at March 31, 2018 and $130,113 at December 31, 2017)	122,905	127,164
Restricted stock, at cost	1,221	1,200
Loans held for sale	---	260
Loans:
Loans, net of unearned income and deferred fees and costs	658,663	668,069
Less allowance for loan losses	(7,391)	(7,925)
Loans, net	651,272	660,144
Premises and equipment, net	8,120	8,221
Accrued interest receivable	5,360	5,297
Other real estate owned, net	2,741	2,817
Intangible assets and goodwill	5,886	5,898
Bank-owned life insurance	33,984	33,756
Other assets	14,659	16,454
Total assets	$1,270,528	$1,256,757

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$190,746	$182,511
Interest-bearing demand deposits	628,540	622,189
Savings deposits	142,019	140,150
Time deposits	111,635	114,884
Total deposits	1,072,940	1,059,734
Accrued interest payable	55	62
Other liabilities	11,996	12,065
Total liabilities	1,084,991	1,071,861
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,957,974 shares at March 31, 2018 and at December 31, 2017	8,698	8,698
Retained earnings	189,189	185,893
Accumulated other comprehensive loss, net	(12,350)	(9,695)
Total stockholders' equity	185,537	184,896
Total liabilities and stockholders' equity	$1,270,528	$1,256,757

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	March 31,	March 31,
(in thousands, except share and per share data)	2018	2017
Interest Income
Interest and fees on loans	$7,532	$7,453
Interest on interest-bearing deposits	172	148
Interest on securities – taxable	1,608	1,402
Interest on securities – nontaxable	1,172	1,235
Total interest income	10,484	10,238

Interest Expense
Interest on time deposits	121	145
Interest on other deposits	960	883
Total interest expense	1,081	1,028
Net interest income	9,403	9,210
Provision for (recovery of) loan losses	(472)	59
Net interest income after provision for (recovery of) loan losses	9,875	9,151

Noninterest Income
Service charges on deposit accounts	670	665
Other service charges and fees	33	69
Credit and debit card fees	344	244
Trust income	402	401
BOLI income	228	143
Other income	346	328
Total noninterest income	2,023	1,850

Noninterest Expense
Salaries and employee benefits	3,694	3,523
Occupancy and furniture and fixtures	472	438
Data processing and ATM	733	566
FDIC assessment	91	95
Intangible assets amortization	12	31
Net costs of other real estate owned	85	29
Franchise taxes	331	322
Write-down of insurance receivable	1,724	---
Other operating expenses	1,022	1,279
Total noninterest expense	8,164	6,283
Income before income taxes	3,734	4,718
Income tax expense	438	1,069

 (continued)

Net Income		$3,296		$3,649
Basic net income per common share		$0.47		$0.52
Fully diluted net income per common share		$0.47		$0.52
Weighted average number of common shares outstanding – basic and diluted		6,957,974		6,957,974
Dividends declared per common share	$	---	$	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	March 31,	March 31,
(in thousands)	2018	2017
Net Income	$3,296	$3,649

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of ($706) and $580 for the periods ended March 31, 2018 and 2017, respectively	(2,655)	1,075
Other comprehensive income (loss), net of tax	(2,655)	1,075
Total Comprehensive Income	$641	$4,724

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2018 and 2017

(Unaudited)

(in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2016	$8,698	$178,224	$(8,659)	$178,263
Net income	---	3,649	---	3,649
Other comprehensive income, net of tax of $580	---	---	1,075	1,075
Balances at March 31, 2017	$8,698	181,873	(7,584)	182,987

Balances at December 31, 2017	$8,698	$185,893	$(9,695)	$184,896
Net income	---	3,296	---	3,296
Other comprehensive loss, net of tax of ($706)	---	---	(2,655)	(2,655)
Balances at March 31, 2018	$8,698	$189,189	$(12,350)	$185,537

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	March 31,	March 31,
(in thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$3,296	$3,649
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(472)	59
Depreciation of bank premises and equipment	203	204
Amortization of intangibles	12	31
Amortization of premiums and accretion of discounts, net	15	17
Loss and write-down on other real estate owned, net	76	8
Increase in cash value of bank-owned life insurance	(228)	(143)
Originations of mortgage loans held for sale	(2,486)	(2,771)
Proceeds from sale of mortgage loans held for sale	2,788	2,676
Gain on sale of mortgage loans held for sale	(42)	(35)
Write-down of insurance receivable	1,724	---
Net change in:
Accrued interest receivable	(63)	(7)
Other assets	777	(1,570)
Accrued interest payable	(7)	(10)
Other liabilities	(69)	1,432
Net cash provided by operating activities	5,524	3,540

Cash Flows from Investing Activities
Net change in interest-bearing deposits	(25,338)	(5,284)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	1,794	1,567
Proceeds from calls, principal payments and maturities of securities held to maturity	4,238	1,338
Purchases of securities available for sale	(10,973)	---
Net change in restricted stock	(21)	(30)
Purchases of loan participations	(1,521)	(487)
Collections of loan participations	16	14
Loan originations and principal collections, net	10,772	(4,231)
Proceeds from sales of other real estate owned	---	196
Recoveries on loans charged off	77	45
Proceeds from sale and purchases of premises and equipment, net	(102)	(26)
Net cash used in investing activities	(21,058)	(6,898)

 (continued)

Cash Flows from Financing Activities
Net change in time deposits	(3,249)	(5,760)
Net change in other deposits	16,455	8,798
Net cash provided by (used in) financing activities	13,206	3,038
Net change in cash and due from banks	(2,328)	(320)
Cash and due from banks at beginning of period	12,926	13,974
Cash and due from banks at end of period	$10,598	$13,654

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$1,088	$1,038
Income taxes paid	---	---

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$139	$143
Loans transferred to other real estate owned	---	---
Unrealized net gain (loss) on securities available for sale	(3,361)	1,655

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2017 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

Accounting Standards Adopted in 2018

ASU No. 2014-09, “Revenue from Contracts with Customers”

                In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Subsequent to the issuance of ASU 2014-09, the FASB issued targeted updates to clarify specific implementation issues including ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application.

                Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, merchant income, bank-financed sales of other real estate owned and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change (i.e., costs previously recorded as expense is now recorded as contra-revenue). The Company identified $654 previously presented as credit card processing expense at March 31, 2017 and reclassified it to net against credit card fee income. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the full retrospective approach. There was no impact to net income.  Consistent with the full retrospective approach, the Company adjusted prior period amounts for the debit and credit card costs reclassifications noted above.

ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”

                In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP.  The provisions of the ASU that apply to the Company are as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (6) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (4) above, the Company measured the fair value of its loan portfolio and time deposit portfolio as of March 31, 2018 using an exit price notion (see Note 14 Fair Value of Assets and Liabilities).

ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”

                In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Under the new guidance, employers are required to present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Employee Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components of net periodic benefit cost separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. ASU No. 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company adopted ASU No. 2017-07 on January 1, 2018 and utilized the ASU’s practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan footnote and re-classified non-servicing components of net periodic pension cost from compensation expense to other noninterest expense. ASU No. 2017-07 did not have a material impact on the Company’s Consolidated Financial Statements.

Reclassifications

                In addition to reclassifications resulting from adoption of new accounting guidance, certain reclassifications have been made to prior period balances to conform to the current year presentations. Prior to June 2017, the Company reported certain IRA accounts in interest-bearing demand deposit accounts and in time deposits.  During 2017, the Company re-classified the accounts as savings accounts.  In order to provide comparability to prior periods, deposits have been adjusted to reflect the reclassification in each year reported.

Note 2:     Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	March 31, 2018	December 31, 2017
Real estate construction	$32,081	$34,694
Consumer real estate	167,428	166,965
Commercial real estate	333,365	340,414
Commercial non real estate	42,076	40,518
Public sector and IDA	51,091	51,443
Consumer non real estate	33,211	34,648
Gross loans	659,252	668,682
Less unearned income and deferred fees and costs	(589)	(613)
Loans, net of unearned income and deferred fees and costs	$658,663	$668,069

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2018
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925
Charge-offs	---	---	---	---	---	(139)	---	(139)
Recoveries	---	---	12	7	---	58	---	77
Provision for (recovery of) loan losses	(42)	(98)	(266)	(163)	13	54	30	(472)
Balance, March 31, 2018	$295	$1,929	$2,790	$916	$432	$680	$349	$7,391

	Activity in the Allowance for Loan Losses for the Three Months Ended March 31, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300
Charge-offs	---	---	(30)	---	---	(113)	---	(143)
Recoveries	---	---	12	4	---	29	---	45
Provision for (recovery of) loan losses	(61)	(84)	(103)	75	87	56	89	59
Balance, March 31, 2017	$377	$1,746	$3,617	$1,142	$417	$616	$346	$8,261

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300
Charge-offs	---	(146)	(139)	(82)	---	(452)	---	(819)
Recoveries	---	1	131	23	---	132	---	287
Provision for (recovery of) loan losses	(101)	342	(686)	68	89	383	62	157
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925

	Allowance for Loan Losses as of March 31, 2018
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$15	$	---	$153	$	---	$1	$	---	$169
Collectively evaluated for impairment		295	1,914		2,790	763		432	679		349	7,222
Total		$295	$1,929		$2,790	$916		$432	$680		$349	$7,391

	Allowance for Loan Losses as of December 31, 2017
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$16	$	---	$160	$	---	$1	$	---	$177
Collectively evaluated for impairment		337	2,011		3,044	912		419	706		319	7,748
Total		$337	$2,027		$3,044	$1,072		$419	$707		$319	$7,925

	Loans as of March 31, 2018
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$2,817	$1,155	$6,479	$1,203	$	---	$27	$	---	$11,681
Collectively evaluated for impairment	29,264	166,273	326,886	40,873		51,091	33,184		---	647,571
Total	$32,081	$167,428	$333,365	$42,076		$51,091	$33,211	$	---	$659,252

	Loans as of December 31, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$2,882	$1,267	$6,516	$1,229	$	---	$30	$	---	$11,924
Collectively evaluated for impairment	31,812	165,698	333,898	39,289		51,443	34,618		---	656,758
Total	$34,694	$166,965	$340,414	$40,518		$51,443	$34,648	$	---	$668,682

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Three Months Ended March 31,		Year Ended December 31,
	2018	2017	2017
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs	1.12%	1.27%	1.19%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs(1)	0.04%	0.06%	0.08%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	March 31,		December 31,
	2018	2017	2017
Nonperforming assets:
Nonaccrual loans	$6	$1,040	$6
Restructured loans in nonaccrual	2,758	4,640	2,763
Total nonperforming loans	2,764	5,680	2,769
Other real estate owned, net	2,741	2,952	2,817
Total nonperforming assets	$5,505	$8,632	$5,586
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.83%	1.32%	0.83%
Ratio of allowance for loan losses to nonperforming loans(1)	267.40%	145.44%	286.20%

(1)

The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Nonperforming loans do not include loans 90 days past due and still accruing or accruing restructured loans.

A summary of loans past due 90 days or more and impaired loans follows.

	March 31,				December 31,
	2018		2017		2017
Loans past due 90 days or more and still accruing		$52		$63	$51
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs		0.01%		0.01%	0.01%
Accruing restructured loans		$7,890		$3,747	$5,134
Impaired loans:
Impaired loans with no valuation allowance		$10,233		$8,172	$10,444
Impaired loans with a valuation allowance		1,448		894	1,480
Total impaired loans		$11,681		$9,066	$11,924
Valuation allowance		(169)		(25)	(177)
Impaired loans, net of allowance		$11,512		$9,041	$11,747
Average recorded investment in impaired loans(1)		$11,754		$9,123	$13,344
Interest income recognized on impaired loans, after designation as impaired		$120		$67	$528
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loan relationships that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. The Company also designates as impaired other loan relationships that meet the Company’s balance threshold of $250 and for which the Company does not expect to collect according to the note’s contractual terms. No interest income was recognized on nonaccrual loans for the three months ended March 31, 2018 or March 31, 2017 or for the year ended December 31, 2017.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of March 31, 2018
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction, other	$2,817	$2,817	$2,817	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	706	664	487		177		10
Residential closed-end junior liens	168	168	---		168		5
Investor-owned residential real estate	344	323	323		---		---
Commercial Real Estate(2)
Multifamily	300	300	300		---		---
Commercial real estate, owner-occupied	3,586	3,577	3,577		---		---
Commercial real estate, other	2,921	2,602	2,602		---		---
Commercial Non Real Estate(2)
Commercial and industrial	1,211	1,203	123		1,080		153
Consumer Non Real Estate(2)
Automobile	27	27	4		23		1
Total	$12,080	$11,681	$10,233		$1,448		$169

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2017
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$2,882	$2,882	$2,882	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	807	768	590		178		10
Residential closed-end junior liens	174	174	---		174		6
Investor-owned residential real estate	347	325	325		---		---
Commercial Real Estate(2)
Multifamily real estate	303	303	303		---		---
Commercial real estate, owner occupied	3,619	3,611	3,611		---		---
Commercial real estate, other	2,921	2,602	2,602		---		---
Commercial Non Real Estate(2)
Commercial and industrial	1,236	1,229	126		1,103		160
Consumer Non Real Estate(2)
Automobile	30	30	5		25		1
Total	$12,319	$11,924	$10,444		$1,480		$177

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Three Months Ended March 31, 2018
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$839	$38
Consumer Real Estate(2)
Residential closed-end first liens	3,387	10
Residential closed-end junior liens	253	3
Investor-owned residential real estate	323	4
Commercial Real Estate(2)
Multifamily real estate	372	4
Commercial real estate, owner occupied	2,648	50
Commercial real estate, other	2,384	---
Commercial Non Real Estate(2)
Commercial and industrial	939	11
Consumer Non Real Estate(2)
Automobile	609	---
Total	$11,754	$120

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Three Months Ended March 31, 2017
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$267	$3
Consumer Real Estate(2)
Residential closed-end first liens	606	9
Residential closed-end junior liens	193	3
Investor-owned residential real estate	73	1
Commercial Real Estate(2)
Multifamily real estate	1,091	---
Commercial real estate, owner occupied	3,945	32
Commercial real estate, other	2,708	17
Commercial Non Real Estate(2)
Commercial and industrial	237	2
Consumer Non Real Estate
Automobile	3	---
Total	$9,123	$67

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Year Ended December 31, 2017
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$3,298	$177
Consumer Real Estate(2)
Residential closed-end first liens	781	57
Residential closed-end junior liens	185	11
Investor-owned residential real estate	329	1
Commercial Real Estate(2)
Multifamily real estate	748	16
Commercial real estate, owner occupied	4,047	200
Commercial real estate, other	2,638	---
Commercial Non Real Estate(2)
Commercial and industrial	1,282	64
Consumer Non Real Estate(2)
Automobile	36	2
Total	$13,344	$528

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

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

An analysis of past due and nonaccrual loans follows.

March 31, 2018
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(2)
Consumer Real Estate(1)
Residential closed-end first liens	780	---	---	142
Residential closed-end junior liens	168	---	---	---
Investor-owned residential real estate	---	5	---	6
Commercial Real Estate(1)
Multifamily real estate	498	---	---	---
Commercial real estate, owner-occupied	394	---	---	---
Commercial real estate, other	---	2,602	---	2,602
Commercial Non Real Estate(1)
Commercial and industrial	260	20	20	13
Consumer Non Real Estate(1)
Credit cards	7	11	11	---
Automobile	322	1	1	1
Other consumer loans	73	20	20	---
Total	$2,502	$2,659	$52	$2,764

(1)	Only classes with past-due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

December 31, 2017
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(2)
Consumer Real Estate(1)
Residential closed-end first liens	637	16	11	145
Residential closed-end junior liens	188	---	---	---
Investor-owned residential real estate	66	---	---	6
Commercial Real Estate(1)
Multifamily real estate	303	---	---	---
Commercial real estate, owner occupied	402	---	---	---
Commercial real estate, other	---	2,602	---	2,602
Commercial Non Real Estate(1)
Commercial and industrial	131	---	---	15
Consumer Non Real Estate(1)
Credit cards	7	12	12	---
Automobile	375	22	22	1
Other consumer loans	154	6	6	---
Total	$2,263	$2,658	$51	$2,769

(1)	Only classes with past-due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

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

Determination of risk grades was completed for the portfolio as of March 31, 2018 and December 31, 2017.

The following displays collectively-evaluated loans by credit quality indicator.

March 31, 2018
	Pass	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$9,367	$	---	$	---
Construction, other	19,897		---		---
Consumer Real Estate
Equity lines	16,560		39		---
Closed-end first liens	84,519		2,379		866
Closed-end junior liens	4,455		27		10
Investor-owned residential real estate	56,957		275		186
Commercial Real Estate
Multifamily residential real estate	87,412		126		198
Commercial real estate owner-occupied	131,800		245		752
Commercial real estate, other	106,353		---		---
Commercial Non Real Estate
Commercial and industrial	40,447		257		169
Public Sector and IDA
States and political subdivisions	51,091		---		---
Consumer Non Real Estate
Credit cards	5,328		---		---
Automobile	15,590		242		175
Other consumer	11,772		50		27
Total	$641,548		$3,640		$2,383

(1)	Excludes impaired, if any.

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2017
	Pass	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$10,396	$	---	$	---
Construction, other	21,416		---		---
Consumer Real Estate
Equity lines	16,673		39		---
Closed-end first liens	85,975		2,400		355
Closed-end junior liens	4,483		29		12
Investor-owned residential real estate	55,410		66		256
Commercial Real Estate
Multifamily residential real estate	95,894		127		---
Commercial real estate owner-occupied	130,256		246		763
Commercial real estate, other	106,612		---		---
Commercial Non Real Estate
Commercial and industrial	38,904		220		165
Public Sector and IDA
States and political subdivisions	51,443		---		---
Consumer Non Real Estate
Credit cards	5,493		---		---
Automobile	16,059		218		116
Other consumer	12,692		16		24
Total	$651,706		$3,361		$1,691

(1)	Excludes impaired, if any.

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $10,648 at March 31, 2018, $7,897 at December 31, 2017, and $8,387 at March 31, 2017.

The following table present restructurings by class that occurred during the three month period ended March 31, 2018.

	Restructurings That Occurred During the Three Months Ended March 31, 2018
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Real Estate Construction
Construction, other	2	$2,882	$2,882
Total	2	$2,882	$2,882

Each of the restructurings completed during the three-month period ended March 31, 2018 provided payment relief to the borrowers without forgiving principal or interest. The two real estate construction loans were restructured to provide debt relief by extending the maturity and interest-only period for each loan. Impairment measurement, based on the fair value of the collateral, did not indicate a specific reserve for each of the real estate construction loans.

The Company did not modify any loans in troubled debt restructures during the three month period ended March 31, 2017.

The Company analyzed its TDR portfolio for loans that defaulted during the three month periods ended March 31, 2018 and March 31, 2017, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. Of the restructured loans that defaulted during the three month periods ended March 31, 2018 and March 31, 2017, none were modified within 12 months prior to default.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	March 31, 2018
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$322,585	$393	$8,089	$314,889
States and political subdivisions	16,101	69	392	15,778
Mortgage-backed securities	558	50	---	608
Corporate debt securities	6,016	42	122	5,936
Total securities available for sale	$345,260	$554	$8,603	$337,211

	December 31, 2017
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$312,604	$609	$5,494	$307,719
States and political subdivisions	16,853	100	119	16,834
Mortgage-backed securities	602	57	---	659
Corporate debt securities	6,016	188	29	6,175
Total securities available for sale	$336,075	$954	$5,642	$331,387

The amortized cost and fair value of single maturity securities available for sale at March 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	March 31, 2018
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$47,263	$46,985
Due after one year through five years	181,571	176,935
Due after give years through ten years	78,203	75,727
Due after ten years	38,223	37,564
Total securities available for sale	$345,260	$337,211

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity by major security type are as follows.

	March 31, 2018
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$3,934	$99	$1	$4,032
States and political subdivisions	117,791	2,184	649	119,326
Mortgage-backed securities	196	18	---	214
Corporate debt securities	984	---	7	977
Total securities held to maturity	$122,905	$2,301	$657	$124,549

	December 31, 2017
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses		Fair Values
Held to Maturity:
U.S. Government agencies and corporations	$3,934	$167	$	---	$4,101
States and political subdivisions	122,039	2,929		173	124,795
Mortgage-backed securities	209	21		---	230
Corporate debt securities	982	5		---	987
Total securities held to maturity	$127,164	$3,122		$173	$130,113

The amortized cost and fair value of single maturity securities held to maturity at March 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	March 31, 2018
	Amortized Cost	Fair Value
Held to maturity:
Due in one year or less	$12,536	$12,714
Due after one year through five years	21,962	22,712
Due after give years through ten years	27,323	27,869
Due after ten years	61,084	61,254
Total securities held to maturity	$122,905	$124,549

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows.

	March 31, 2018
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$76,276	$1,987	$226,261	$6,103
States and political subdivisions	29,753	843	2,889	198
Corporate debt securities	4,970	61	909	68
Total	$110,999	$2,891	$230,059	$6,369

	December 31, 2017
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$68,380	$871	$225,738	$4,623
States and political subdivisions	18,688	194	2,989	98
Corporate debt securities	---	---	948	29
Total	$87,068	$1,065	$229,675	$4,750

The Company had 377 securities with a fair value of $341,058 that were temporarily impaired at March 31, 2018.  The total unrealized loss on these securities was $9,260. Of the temporarily impaired total, 238 securities with a fair value of $230,059 and an unrealized loss of $6,369 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at March 31, 2018 for the reasons set out below.

U.S. Government agencies. The unrealized losses of $6,103 on US Government agency securities stemmed from 233 securities with a fair value of $226,261. The unrealized losses were caused by interest rate and market fluctuations. The contractual term of the investment does not permit the issuer to settle the security at a price less than the cost basis of the investment. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired.

States and political subdivisions. This category’s unrealized loss of $198 on 4 securities with a fair value of $2,889 is primarily the result of interest rate and market fluctuations. The Company reviewed financial statements and cash flows for the each of the securities in continuous loss position for more than 12 months. The Company’s analysis determined that the unrealized losses are primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Corporate debt securities. The unrealized loss of $68 on one corporate debt security with a fair value of $909 was caused by market and interest rate fluctuations and is not associated with impaired financial status. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Restricted stock. The Company held restricted stock of $1,221 as of March 31, 2018 and $1,200 as of December 31, 2017. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $488,193 at March 31, 2018. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at March 31, 2018, management did not determine any impairment.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company has formed a working group to address information requirements, determine methodology, research forecasts and ensure readiness and compliance with the standard. The Company’s existing model provider has released a CECL model and the Company will run multiple concurrent models prior to the effective date.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are U.S. Securities and Exchange Commission (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017‐08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017‐08 will have on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that ASU 2017‐12 will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments provide targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to: measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-03 to have a material impact on its consolidated financial statements.

Note 6: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended March 31,
	2018	2017
Service cost	$217	$173
Interest cost	200	186
Expected return on plan assets	(400)	(274)
Amortization of prior service cost	(27)	(27)
Recognized net actuarial loss	146	135
Net periodic benefit cost	$136	$193

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense. All other components are included in other noninterest expense.

2018 Plan Year Employer Contribution

For the three months ended March 31, 2018, the Company did not make a contribution to the Plan.

Note 7: Fair Value Measurements

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

		Fair Value Measurements at March 31, 2018 Using
Description	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$314,889	$	---	$314,889	$	---
States and political subdivisions	15,778		---	15,778		---
Mortgage-backed securities	608		---	608		---
Corporate debt securities	5,936		---	5,936		---
Total securities available for sale	$337,211	$	---	$337,211	$	---

		Fair Value Measurements at December 31, 2017 Using
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$307,719	$	---	$307,719	$	---
States and political subdivisions	16,834		---	16,834		---
Mortgage-backed securities	659		---	659		---
Corporate debt securities	6,175		---	6,175		---
Total securities available for sale	$331,387	$	---	$331,387	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2018 or December 31, 2017.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at March 31, 2018 and at December 31, 2017.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2018	Impaired loans net of valuation allowance	$1,279	$	---	$	---	$1,279
December 31, 2017	Impaired loans net of valuation allowance	1,303		---		---	1,303

The following tables present information about Level 3 Fair Value Measurements for March 31, 2018 and December 31, 2017.

Impaired Loans	Valuation Technique	Unobservable Input	Range (Weighted Average)
March 31, 2018	Present value of cash flows	Discount rate	5.50%	–	13.25%	(5.92%)
December 31, 2017	Present value of cash flows	Discount rate	5.50%	–	13.25%	(5.92%)

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Assets:
March 31, 2018	Other real estate owned net of valuation allowance	$2,741			$2,741
December 31, 2017	Other real estate owned net of valuation allowance	2,817	---	---	2,817

The following tables present information about Level 3 Fair Value Measurements for March 31, 2018 and December 31, 2017.

March 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	5.00%	–	6.01%	(5.14%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	1.68%	–	86.03%	(13.35%)

December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	2.00%	–	6.01%	(4.72%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	1.68%	–	68.33%	(11.07%)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2018 and December 31, 2017.  For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for March 31, 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” Fair values for December 31, 2017 are estimated under the guidance in effect for that period, which did not require use of the exit price notion.

	March 31, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$10,598		$10,598	$	---	$	---
Interest-bearing deposits	76,571		76,571		---		---
Securities	460,116		---		461,760		---
Restricted securities	1,221		---		1,221		---
Loans, net	651,272		---		---		648,273
Accrued interest receivable	5,360		---		5,360		---
Bank-owned life insurance	33,984		---		33,984		---
Financial Liabilities:
Deposits	$1,072,940	$	---		$961,305		$111,627
Accrued interest payable	55		---		55		---

The following table presents the Company’s financial instruments as of December 31, 2017.

	December 31, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,926		$12,926	$	---	$	---
Interest-bearing deposits	51,233		51,233		---		---
Securities	458,551		---		461,500		---
Restricted securities	1,200		---		1,200		---
Loans held for sale	260		---		260		---
Loans, net	660,144		---		---		656,399
Accrued interest receivable	5,297		---		5,297		---
Bank-owned life insurance	33,756		---		33,756		---
Financial Liabilities:
Deposits	$1,059,734	$	---		$944,850		$113,053
Accrued interest payable	62		---		62		---

Note 8: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(3,588)	$(5,071)	$(8,659)
Unrealized holding gain on available for sale securities, net of tax of $580	1,075	---	1,075
Balance at March 31, 2017	$(2,513)	$(5,071)	$(7,584)

Balance at December 31, 2017	$(3,704)	$(5,991)	$(9,695)
Unrealized holding gain on available for sale securities net of tax of ($706)	(2,655)	---	(2,655)
Balance at March 31, 2018	$(6,359)	$(5,991)	$(12,350)

Note 9: Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 1 Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue. Results for reporting periods beginning after January 1, 2018 and comparative periods are presented under Topic 606.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as service charges on deposit accounts, other service charges and fees, credit and debit card fees, trust income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of monthly service fees, overdraft and nonsufficient funds fees, ATM fees, wire transfer fees, and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Wire transfer fees, overdraft and nonsufficient funds fees and other deposit account related fees are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.

Other Service Charges

Other service charges include safety deposit box rental fees, check ordering charges, and other service charges. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Check ordering charges are transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.

Credit and Debit Card Fees

Credit and debit card fees are primarily comprised of interchange fee income and merchant services income. Interchange fees are earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. The Company’s performance obligation for interchange fee income and merchant services income are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. In compliance with Topic 606, credit and debit card fee income is presented net of associated expense.

Trust Income

Trust income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Estate management fees are based upon the size of the estate. A partial fee is recognized half-way through the estate administration and the remainder of the fee is recognized when remaining assets are distributed and the estate is closed.

Insurance and Investment

Insurance income primarily consists of commissions received on insurance product sales. The Company acts as an intermediary between the Company’s customer and the insurance carrier. The Company’s performance obligation is generally satisfied upon the issuance of the insurance policy. Shortly after the insurance policy is issued, the carrier remits the commission payment to the Company, and the Company recognizes the revenue.

Investment income consists of recurring revenue streams such as commissions from sales of mutual funds and other investments. Commissions from the sale of mutual funds and other investments are recognized on trade date, which is when the Company has satisfied its performance obligation. The Company also receives periodic service fees (i.e., trailers) from mutual fund companies typically based on a percentage of net asset value. Trailer revenue is recorded over time, usually monthly or quarterly, as net asset value is determined.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	March 31,	March 31,
	2018	2017
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$670	$665
Other service charges and fees	33	69
Credit and debit card fees	344	244
Trust income	402	401
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	91	80
Noninterest Income (in-scope of Topic 606)	$1,540	$1,459
Noninterest Income (out-of-scope of Topic 606)	483	391
Total noninterest income	$2,023	$1,850

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$ in thousands, except per share data

The purpose of this discussion and analysis is to provide information about the financial condition and results of operations of National Bankshares, Inc. and its wholly-owned subsidiaries (the “Company”), which are not otherwise apparent from the consolidated financial statements and other information included in this report.  Please refer to the financial statements and other information included in this report as well as the 2017 Annual Report on Form 10-K for an understanding of the following discussion and analysis.

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

These risks and uncertainties should be considered in evaluating the forward-looking statements contained in this report. We caution readers not to place undue reliance on those statements, which speak only as of the date of this report. This discussion and analysis should be read in conjunction with the description of our “Risk Factors” in Item 1A. of the most recently filed Form 10-K.

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

The estimate of the allowance for March 31, 2018 considered market and portfolio conditions during the first three months of 2018 as well as the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended March 31, 2018. If the economy experiences a downturn, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Certain key judgments were used in the valuation measurement. Goodwill is held by the Company’s bank subsidiary. The bank subsidiary is 100% owned by the Company, and no market capitalization is available. Because most of the Company’s assets are comprised of the subsidiary bank’s equity, the Company’s market capitalization was used to estimate the Bank’s market capitalization. Other judgments include the assumption that the companies and transactions used as comparable properties for the second and third technique were appropriate to the estimate of the Company’s fair value, and that the comparable multiples are appropriate indicators of fair value, and compliant with accounting guidance.

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

Underwriting decisions are based upon an analysis of the economic viability of the collateral and creditworthiness of the borrower. The Bank obtains appraisals from qualified certified independent appraisers to establish the value of collateral properties. The property’s projected net cash flows compared to the debt service requirement (the “debt service coverage ratio” or “DSCR” ) is required to be 115% or greater and is computed after deduction for a vacancy factor and property expenses, as appropriate. Borrower cash flow may be supplemented by a personal guarantee from the principal(s) of the borrower and guarantees from other parties. The Bank requires title insurance, fire, extended coverage casualty insurance and flood insurance, if appropriate, in order to protect the security interest in the underlying property. In addition, the Bank may employ stress testing techniques on higher balance loans to determine repayment ability in a changing rate environment before granting loan approval.

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

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended March 31, 2018 and March 31, 2017 and the year ended December 31, 2017. The measures for March 31, 2018 and March 31, 2017 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Twelve Months Ended December 31, 2017
Return on average assets (1)	1.32%	1.21%	1.14%
Return on average equity (1)	8.85%	8.20%	7.64%
Basic earnings per share	$0.47	$0.52	$2.03
Fully diluted earnings per share	$0.47	$0.52	$2.03
Net interest margin (2)	3.38%	3.49%	3.45%
Noninterest margin (3)	1.44%	1.47%	1.34%

(1)

The return on average assets and return on average equity are calculated by annualizing net income to date. For 2018, the annualization factor was not applied to the recovery of loan losses or the insurance write-off.

(2)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(3)

Noninterest margin: Noninterest expense (excluding non-recurring items, the provision for bad debts and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The following table details the calculation of annualized net income for the return on average assets and the return on average equity:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net Income	$3,296	$3,649
Items deemed non-recurring by management:
Insurance write-down, net of tax of $361	1,362	---
Recovery of loan losses, net of tax of ($99)	(373)	---
Adjusted net income	4,285	3,649
Adjusted net income, annualized	17,378	14,799
Items deemed non-recurring by management:
Insurance write-down, net of tax of ($361)	(1,362)	---
Recovery of loan losses, net of tax of $99	373	---
Annualized net income for ratio calculation	$16,389	$14,799

The annualized return on average assets increased 11 basis points for the three months ended March 31, 2018 compared with the three months ended March 31, 2017 and increased 18 basis points compared with the twelve months ended December 31, 2017.

The annualized return on average equity was 8.85% for the three months ended March 31, 2018, an increase from 8.20% for the three month period ended March 31, 2017 and 7.64% for the twelve month period ended December 31, 2017.

The annualized net interest margin was 3.38% for the three months ended March 31, 2018, down 11 basis points from the 3.49% reported for the three months ended March 31, 2017 and down 7 basis points from the 3.45% reported for the twelve months ended December 31, 2017. The primary factor driving the decrease in the net interest margin was the decrease in income from nontaxable securities. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin improved by 3 basis points when compared with the three month period ended March 31, 2017 and increased by 10 basis points from the twelve months ended December 31, 2017. Please refer to the discussions under noninterest income and noninterest expense for further information

Growth

NBI’s key growth indicators are shown in the following table.

	March 31, 2018	December 31, 2017	Percent Change
Interest-bearing deposits	$76,571	$51,233	49.46%
Securities	461,337	459,751	0.34%
Loans, net	651,272	660,144	(1.34)%
Deposits	1,072,940	1,059,734	1.25%
Total assets	1,270,528	1,256,757	1.10%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	March 31, 2018	March 31, 2017	December 31, 2017
Nonperforming loans	$2,764	$5,680	$2,769
Loans past due 90 days or more, and still accruing	52	63	51
Other real estate owned	2,741	2,952	2,817
Allowance for loan losses to loans	1.12%	1.27%	1.19%
Net charge-off ratio	0.04%	0.06%	0.08%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.83%	1.32%	0.83%
Ratio of allowance for loan losses to nonperforming loans	267.40%	145.44%	286.20%

The Company’s risk analysis at March 31, 2018 determined an allowance for loan losses of $7,391 or 1.12% of loans net of unearned income and deferred fees and costs, a decrease from $7,925 or 1.19% at December 31, 2017. The determination of the appropriate level for the allowance for loan losses resulted in a recovery of provision for loan losses of $472 for the three months ended March 31, 2018, compared with a provision of $59 for the three months ended March 31, 2017 and a provision for the twelve month period ended December 31, 2017 of $157. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $11,681 on a gross basis and $11,666 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $169 at March 31, 2018. Individually evaluated impaired loans at December 31, 2017 were $11,924 on a gross basis and $11,919 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $177. The specific allocation is determined based on criteria particular to each impaired loan.

Collectively evaluated loans totaled $647,571 on a gross basis and $646,997 net of unearned income and deferred fees and costs, with an allowance of $7,222 or 1.12% at March 31, 2018. At December 31, 2017, collectively evaluated loans totaled $656,758 on a gross basis and $656,150 net of unearned income and deferred fees and costs, with an allowance of $7,748 or 1.18%.

 For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, adjusted for qualitative factors that influence credit risk. Qualitative factors evaluated for impact to credit risk include economic measures, asset quality indicators, loan characteristics, and internal Bank policies and management.

Net charge-off rates for each class are averaged over 8 quarters (2 years) to determine the historical net charge off rate applied to each class of collectively evaluated loans. Net charge-offs for the three months ended March 31, 2018 were $62 or 0.04% (annualized) of average loans, an improvement from $98 or 0.06% (annualized) for the three months ended March 31, 2017. Net charge-offs for the twelve months ended December 31, 2017 were $532 or 0.08% of loans. The 8-quarter average historical loss rate applied to the calculation was 0.14% for March 31, 2018, 0.28% for March 31, 2017 and 0.17% for December 31, 2017. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

Economic factors influence credit risk and impact the allowance for loan loss. The Company considers economic indicators within its market area, including: unemployment, personal bankruptcy filings, business bankruptcy filings, the interest rate environment, residential vacancy rates, housing inventory for sale, and the competitive environment. Lower unemployment lowers credit risk and the allowance for loan losses, while higher unemployment increases credit risk. Higher bankruptcy filings indicate heightened credit risk and increase the allowance for loan losses, while lower bankruptcy filings have a beneficial impact on credit risk. The interest rate environment impacts variable rate loans. As interest rates increase, the payment on variable rate loans increases, increasing credit risk. Residential vacancy rates and housing inventory for sale impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk.

Economic indicators that improved from December 31, 2017 were lower personal and business bankruptcies, residential residency rates, and housing inventory for sale in the Company’s market area. Improved economic indicators result in a lower requirement for the allowance for loan losses. Economic indicators that negatively impacted credit risk included elevated unemployment rate and increases in the interest rate environment, when data at March 31, 2018 are compared with data at December 31, 2017. The competitive environment remained at a similar level to that at December 31, 2017.

The Company considers other factors that impact credit risk, including the legal and regulatory environments, changes to lending policies and loan review, and management’s experience. Each of the factors remained at similar levels to December 31, 2017.

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days were 0.38% of total loans, net of unearned income and deferred fees and costs at March 31, 2018, an increase from 0.34% at December 31, 2017 and 0.33% at March 31, 2017. Accruing loans past due 90 days or more were 0.01% of total loans, net of unearned income and deferred fees and costs at March 31, 2018, the same level as December 31, 2017 and March 31, 2017. Nonaccrual loans at March 31, 2018 were 0.42% of total loans, net of unearned income and deferred fees and costs, 0.41% at December 31, 2017 and 0.87% at March 31, 2017. Decreases in past due and nonaccrual loans reduce the required level of the allowance for loan losses, while increases in past due and nonaccrual loans increase the required level of the allowance for loan losses.

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

Collectively evaluated loans rated “special mention” were $3,640 at March 31, 2018, $3,361 at December 31, 2017 and $11,380 at March 31, 2017. Collectively evaluated loans rated classified were $2,383 at March 31, 2018, $1,691 at December 31, 2017 and $3,205 at March 31, 2017.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans rose $4,243 or 2.72% from the level at December 31, 2017, resulting in an increased allocation.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to total loans, net of unearned income and deferred fees and costs at March 31, 2018 is 1.12%, a decrease from 1.19% at December 31, 2017. The ratio of the allowance for collectively-evaluated loan losses to collectively-evaluated loans, net of unearned income and deferred fees and costs was 1.12%, compared with 1.18% at December 31, 2017. Improvements from December 31, 2017 in the charge-off rate, business and personal bankruptcies, residential vacancy, and housing inventory decreased the required level of the allowance for loan losses, slightly offset by worsening in nonaccrual loans, criticized loans, unemployment, and the impact of the interest rate environment. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio.

The following table discloses the other real estate owned in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	March 31, 2018	March 31, 2017	December 31, 2017
Real estate construction	$2,425	$2,466	$2,425
Consumer real estate	42	---	42
Commercial real estate	274	486	350
Total other real estate owned	$2,741	$2,952	$2,817
Other real estate owned in process	$46	$1,376	$11

(1)	Net of valuation allowance.

Other real estate owned decreased $76 from December 31, 2017 and $211 from March 31, 2017. As of March 31, 2018, loans secured by residential real estate totaling $46 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

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

The Company codes modifications to assist in identifying troubled debt restructurings. The majority of modifications were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings follows:

Three Months Ended March 31, 2018
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	---	$	---
Payment extensions for less than 3 months	9		75
Maturity date extensions of more than 3 months and up to 6 months	30		3,931
Maturity date extensions of more than 6 months and up to 12 months	69		3,965
Maturity date extensions of more than 12 months	6		1,253
Advances on non-revolving loans or capitalization	3		685
Change in amortization term or method	4		786
Change or release of collateral	24		419
Renewal of expired Home Equity Line of Credit loans for additional 10 years	3		14
Renewal of single-payment notes	42		689
Total modifications that do not constitute TDRs	190		$11,817

Three Months Ended March 31, 2017
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	10	$4,145
Payment extensions for less than 3 months	37	906
Maturity date extensions of more than 3 months and up to 6 months	63	11,378
Maturity date extensions of more than 6 months and up to 12 months	78	3,302
Maturity date extensions of more than 12 months	1	3
Advances on non-revolving loans or capitalization	8	1,104
Change in amortization term or method	7	969
Renewal of expired Home Equity Line of Credit loans for additional 10 years	5	213
Renewal of single-payment notes	70	1,466
Total modifications that do not constitute TDRs	279	$23,486

Twelve Months Ended December 31, 2017
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Total Amount Modified (in thousands)
Rate reductions for competitive purposes	29	$11,783
Payment extensions for less than 3 months	126	2,693
Maturity date extensions of more than 3 months and up to 6 months	182	29,253
Maturity date extensions of more than 6 months and up to 12 months	316	14,675
Maturity date extensions of more than 12 months	7	3,474
Advances on non-revolving loans or recapitalization	12	4,603
Change in amortization term or method	42	4,884
Renewal of expired Home Equity Line of Credit loans for additional 10 years	19	448
Renewal of single-payment notes	240	5,044
Total modifications that do not constitute TDRs	973	$76,857

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

The Company’s TDRs were $10,648 at March 31, 2018, an increase from $7,897 at December 31, 2017. Accruing TDR loans amounted to $7,890 at March 31, 2018 and $5,134 at December 31, 2017. TDRs with at least six months of current payment history may accrue interest.

	TDR Status as of March 31, 2018
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$2,817	2,817	$	---	$	---	$	---
Consumer real estate	1,077	767		168		---		142
Commercial real estate	5,527	2,925		---		---		2,602
Commercial non real estate	1,203	1,190		---		---		13
Consumer non real estate	24	19		4		---		1
Total TDR Loans	$10,648	$7,718		$172	$	---		$2,758

	TDR Status as of December 31, 2017
			Accruing
	Total TDR Loans		Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		1,092		773		174		---		145
Commercial real estate		5,550		2,948		---		---		2,602
Commercial non real estate		1,229		1,214		---		---		15
Consumer non real estate		26		25		---		---		1
Total TDR Loans		$7,897		$4,960		$174	$	---		$2,763

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. The Company modified two loans during the three month period ended March 31, 2018 and did not modified any loans during the three month period ended March 31, 2017. Please refer to Note 3 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the three months ended March 31, 2018 and 2017 follows:

	Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$665,089	$7,620	4.65%	$649,907	$7,616	4.75%
Taxable securities (5)(6)	334,849	1,608	1.95%	310,370	1,402	1.83%
Nontaxable securities (1)(5)	131,331	1,489	4.60%	134,454	1,910	5.76%
Interest-bearing deposits	45,740	172	1.53%	72,322	148	0.83%
Total interest-earning assets	$1,177,009	$10,889	3.75%	$1,167,053	$11,076	3.85%
Interest-bearing liabilities:
Interest-bearing demand deposits	$612,831	$905	0.60%	$595,138	$819	0.56%
Savings deposits	141,171	55	0.16%	137,415	64	0.19%
Time deposits	114,116	121	0.43%	128,375	145	0.46%
Total interest-bearing liabilities	$868,118	$1,081	0.51%	$860,928	$1,028	0.48%
Net interest income and interest rate spread		$9,808	3.24%		$10,048	3.37%
Net yield on average interest-earning assets			3.38%			3.49%

(1)

Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21% for the three month period ended March 31, 2018 and 35% for the three month period ended March 31, 2017.

(2)	Included in interest income are loan fees of $42 and $116 for the three months ended March 31, 2018 and 2017, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The following tables reconcile net interest income on a fully-taxable equivalent basis to net interest income on a GAAP basis.

	Three Months Ended March,
	2018	2017
Net interest income, fully taxable equivalent basis	$9,808	$10,048
Less: taxable equivalent adjustment	(405)	(838)
Net interest income	$9,403	$9,210

The net interest margin decreased 11 basis points for the three month period ended March 31, 2018 when compared with the three month period ended March 31, 2017. The decrease in interest rate spread resulted from a decline in the yield on earning assets of 10 basis points and an increase in the cost of interest-bearing liabilities of 3 basis points when the three-month periods ended March 31, 2018 and 2017 are compared.

The yield on loans declined 10 basis points when the three month period ended March 31, 2018 is compared with the same period ended March 31, 2017. The decline stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The decrease in the Company’s tax rate from a marginal rate of 35% in 2017 to 21% in 2018 also reduced the fully taxable-equivalent yield on nontaxable loans when the three month periods ended March 31, 2018 and 2017 are compared.

The yield on taxable securities increased 12 basis points when the three month period ended March 31, 2018 is compared with the same period ended March 31, 2017. The yield on nontaxable securities decreased 116 basis points when the three month periods ended March 31, 2018 and March 31, 2017 are compared. As with nontaxable loans, the fully taxable-equivalent yield on nontaxable securities was negatively impacted by the reduction in tax rate.

The increase in the cost of interest-bearing liabilities came from an increase in the cost of interest-bearing demand deposits. The cost of interest-bearing demand deposits increased 4 basis points for the three month period ending March 31, 2018, when compared with the same period ended March 31, 2017. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The calculation of the allowance for loan losses resulted in a recovery of loan losses for the three month period ended March 31, 2018 was $472, compared with a provision for loan losses of $59 for the same period ended March 31, 2017. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at March 31, 2018 was 1.12%, which compares to 1.19% at December 31, 2017 and 1.27% at March 31, 2018. The net charge-off ratio was 0.04% for the three months ended March 31, 2018, 0.06% for the three months ended March 31, 2017 and 0.08% for the year ended December 31, 2017. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	March 31, 2018	March 31, 2017	Percent Change
Service charges on deposits	$670	$665	0.75%
Other service charges and fees	33	69	(52.17)%
Credit and debit card fees	344	244	40.98%
Trust fees	402	401	0.25%
BOLI income	228	143	59.44%
Other income	346	328	5.49%

Service charges on deposit accounts increased slightly for the three month period ended March 31, 2018 when compared with the same period ended March 31, 2017. Other service charges and fees decreased when the three period ended March 31, 2018 are compared with the same period ended March 31, 2017. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Service charges on deposits and other service charges and fees are subject to normal business fluctuation and are not due to changes in fee structure.

Credit and debit card fees are presented net of interchange expense. Credit and debit card fees increased $100 for the three month period ended March 31, 2018, when compared with the same period last year. During the latter half of 2017, the Company sold its merchant processing business, which resulted in a decline in associated merchant interchange expense when the three month periods ended March 31, 2018 and March 21, 2017 are compared. Credit and debit card fees are based on volume and other factors.

Income from trust fees was similar for the three months ended March 31, 2018 and the three month period ended March 31, 2017. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income increased $85 for the three month period ended March 31, 2018 compared with the three month period ended March 31, 2017. The Company purchased $10 million in additional BOLI investments on June 30, 2017.

Other income includes fees on the sale of secondary-market mortgages, net gains from the sale of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. These areas fluctuate with market conditions and because of competitive factors. Other income increased $18 or 5.49% for the three month period ended March 31, 2018, when compared with the same period ended March 31, 2017. Most of the increase was due to increases in commissions on securities sales and income recognized on investments in partnerships.

Noninterest Expense

	Three Months Ended
	March 31, 2018	March 31, 2017	Percent Change
Salaries and employee benefits	$3,694	$3,523	4.85%
Occupancy, furniture and fixtures	472	438	7.76%
Data processing and ATM	733	566	29.51%
FDIC assessment	91	95	(4.21)%
Intangibles amortization	12	31	(61.29)%
Net costs of other real estate owned	85	29	193.10%
Franchise taxes	331	322	2.80%
Write-down of insurance receivable	1,724	---	NR
Other operating expenses	1,022	1,279	(20.09)%

Total noninterest expense increased $1,881 or 29.94% for the three month period ended March 31, 2018 when compared with the same period of 2017. The increase stemmed primarily from increases in data processing and ATM, net costs of other real estate owned and other operating expenses.

Salaries and employee benefits increased $171 or 4.85% for the three month period ended March 31, 2018 when compared with the same period in 2017. This expense category includes employee salaries, payroll taxes, insurance and fringe benefits, ESOP contribution accruals, the service component of net periodic pension cost, and salary continuation expenses. A decrease in salary expense of $71 was offset by increases in payroll taxes of $39, fringe benefits of $74, and pension servicing cost of $120. Please refer to Note 1: General for information on adoption of pension accounting guidance effective January 1, 2018.

Occupancy, furniture and fixtures expense increased $34 when the three month periods ended March 31, 2018 and March 31, 2017 are compared.

Data processing and ATM expense increased $167 when the three month period ended March 31, 2018 is compared with the same period in 2017, due to infrastructure upgrades.

FDIC assessment expense decreased $4 for the three month period ended March 31, 2018 when compared with the same periods of 2017. The FDIC assessment is accrued based on a method provided by the FDIC. The calculation is based on average assets divided by average tangible equity and incorporates risk-based factors to determine the amount of the assessment.

Core deposit intangibles are the result of prior merger and acquisition activity and are amortized over a period of years. Certain of the Company’s intangible assets became fully amortized during 2017. This accounted for the decline in intangibles amortization expense of $19 for the three month period ended March 31, 2018, compared with the same period of 2017.

Net costs of other real estate owned increased $56 for the three month period ended March 31, 2018, compared with the same periods in 2017. The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense. Write downs on OREO properties were $76 for the three months ended March 31, 2018, compared with $12 for the three months ended March 31, 2017. Carrying expenses totaled $9 for the three months ended March 31, 2018, compared with $21 for the three months ended March 31, 2017.

Franchise tax expense for the three month period ended March 31, 2018 was at a similar level to the same period ended March 31, 2017. Franchise tax is based on capital levels of the subsidiary bank

The Company recognized an expense of $1,724 during the first quarter of 2018 to reduce its insurance receivable related to a cybersecurity breach.  Please see the discussion under the section “Cybersecurity Risks and Incidents” below.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. Other operating expense decreased $257 or 20.09% for the three month period ended March 31, 2018, compared with the same periods of 2017. The decrease is related to consulting and advisory services for the cybersecurity breach and non-service components of net periodic pension cost.  During the first quarter of 2017, the Company incurred $135 in consulting and advisory expenses related to the cybersecurity breach (discussed in further detail below).  Expense for non-service components of net periodic pension cost decreased $132 when the three month periods ended March 31, 2018 and March 31, 2017 are compared.

Cybersecurity Risks and Incidents

As disclosed in previous reports, the Company’s computer system experienced two cyber intrusions, one in May of 2016 and one in January of 2017. The theft of funds totaled $2,408. The Company notified all affected customers, and restored all funds so that no customer experienced a loss. The Company filed a claim with its insurance carrier on or about August 1, 2017.

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

The Company filed an insurance claim in 2017 for both of the breaches and is awaiting a formal response from the insurance company. On April 4, 2018, legal counsel informed the Company’s management of recent correspondence with the insurance carrier. The correspondence suggests the insurance carrier may apply coverage in such a way as to limit insurance liability for the losses to a maximum of $500. In this case, the insurance carrier likely would reimburse the Company for $337. If this occurs, the Company will vigorously pursue litigation to recover the full amount, less the applicable deductible. We believe that litigation will ultimately resolve the case favorably. However, in light of the recent information from the carrier and to comply with accounting guidance surrounding contingencies, the Company reduced the amount of the insurance receivable to the worst-case scenario of $337, resulting in a write-down of $1,724, effective for the first quarter of 2018. If the Company recovers amounts in excess of the receivable, it will recognize a gain in the period of recovery.

The Company has a program to identify, mitigate and manage its cybersecurity risks. The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, and firewall management, ongoing employee training, email and web protections, an intrusion prevention system and an additional targeted cybersecurity insurance policy. Cybersecurity costs other than the insurance receivable write-down include legal fees, system monitoring and protection and insurance and totaled $41 for the three months ended March 31, 2018. Cybersecurity costs for the three months ended March 31, 2017 included breach investigation, system monitoring and protection and totaled $142. These costs are included in various categories of noninterest expense.

We have deployed a multi-faceted approach to limit the risk and impact of unauthorized access to customer accounts and to information relevant to customer accounts. We use digital technology safeguards, internal policies and procedures, and employee training to reduce the exposure of our systems to cyber-intrusions. However, it is not possible to fully eliminate exposure. The potential for financial and reputational losses due to cyber-breaches is increased by the possibility of human error, unknown system susceptibilities, and the rising sophistication of cyber-criminals to attack systems, disable safeguards and gain access to accounts and related information. The company has adopted protections and invested resources to increase its security, and continues to monitor security threats and opportunities to increase security.

Income Tax

                The Tax Cuts and Jobs Act (“the Act”) was enacted December 22, 2017 and took effect January 1, 2018.  The Act reduced the Company’s statutory tax rate from a marginal rate of 35% to a flat 21%.  The Company’s effective tax rate for the three month period ended March 31, 2018 was 11.73%, compared with 22.66% for the three month period ended March 31, 2017.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	March 31, 2018	December 31, 2017	Percent Change
Interest-bearing deposits	$45,740	$71,603	(36.12)%
Securities available for sale and restricted stock	334,364	310,499	7.69%
Securities held to maturity	125,045	131,602	(4.98)%
Loans, net	656,930	644,998	1.85%
Total assets	1,246,071	1,235,755	0.83%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$180,811	$178,708	1.18%
Interest-bearing demand deposits	612,831	598,661	2.37%
Savings deposits	141,171	140,997	0.12%
Time deposits	114,116	120,220	(5.08)%
Stockholders’ equity	185,147	184,540	0.33%

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

Loans

	March 31, 2018	December 31, 2017	Percent Change
Real estate construction loans	$32,081	$34,694	(7.53)%
Consumer real estate loans	167,428	166,965	0.28%
Commercial real estate loans	333,365	340,414	(2.07)%
Commercial non real estate loans	42,076	40,518	3.85%
Public sector and IDA	51,091	51,443	(0.68)%
Consumer non real estate	33,211	34,648	(4.15)%
Less: unearned income and deferred fees and costs	(589)	(613)	3.92%
Loans, net of unearned income and deferred fees and costs	$658,663	$668,069	(1.41)%

The Company’s loans, net of unearned income and deferred fees and costs decreased $9,406 or 1.41% from $668,069 at December 31, 2017 to $658,663 at March 31, 2018. The decrease stemmed primarily from a decrease in commercial real estate loans of $7,049 or 2.07% and real estate construction loans of $2,613 or 7.53%.

Deposits

	March 31, 2018	December 31, 2017	Percent Change
Noninterest-bearing demand deposits	$190,746	$182,511	4.51%
Interest-bearing demand deposits	628,540	622,189	1.02%
Saving deposits	142,019	140,150	1.33%
Time deposits	111,635	114,884	(2.83)%
Total deposits	$1,072,940	$1,059,734	1.25%

Total deposits increased $13,206 or 1.25% from $1,059,734 at December 31, 2017 to $1,072,940 at March 31, 2018. Increases in noninterest-bearing demand, interest-bearing demand and savings deposits totaled $16,445 when March 31, 2018 is compared with December 31, 2017. These increases were offset by a decrease in time deposits of $3,249 when March 31, 2018 is compared with December 31, 2017. Historically low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers appear unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank advances. At March 31, 2018, the bank did not have discount window borrowings, short-term borrowings, or FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. At March 31, 2018, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At March 31, 2018, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At March 31, 2018, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At March 31, 2018, the loan to deposit ratio was 61.39%, slightly below policy levels. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

Capital Resources

Total stockholders’ equity at March 31, 2018 was $185,537, an increase of $641 or 0.35%, from the $184,896 at December 31, 2017.

Risk based capital ratios are shown in the following table.

	Ratios at March 31, 2018	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservative Buffer
Common Equity Tier I Capital Ratio	23.97%	4.50%	6.375%
Tier I Capital Ratio	23.97%	6.00%	7.875%
Total Capital Ratio	24.88%	8.00%	9.875%
Leverage Ratio	15.58%	4.00%	5.875%

Risk-based capital ratios are calculated in compliance with Federal Reserve rules based on Basel III capital requirements. The Company’s ratios are well above the required minimums at March 31, 2018.

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

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. Mortgages must meet strict underwriting and documentation requirements for the sale to be completed. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of March 31, 2018. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2018, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at March 31, 2018. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material as of March 31, 2018 and have not changed materially from those which were disclosed in the Company’s 2017 Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest rate risk to be a significant market risk and has systems in place to measure the exposure of net interest income to adverse movement in interest rates. Interest rate shock analyses provide management with an indication of potential economic loss due to future rate changes. There have not been any changes which would significantly alter the results disclosed as of December 31, 2017 in the Company’s 2017 Form 10-K.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2018 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to the “Risk Factors” previously disclosed in Item 1A of our 2017 Annual Report on Form 10-K and the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” in Part I. Item 2 of this Form 10-Q.

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

NATIONAL BANKSHARES, INC.

Date: May 9, 2018	/s/ F. Brad Denardo
F. Brad Denardo President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2018	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8K filed on July 9, 2014)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xiii)	Second Amendment, dated September 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)

*10(xv)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xvi)	Salary Continuation Agreement dated May 24, 2013 between The National Bank of Blacksburg and Paul A. Mylum	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 8, 2018)
*10(xvii)	Second Salary Continuation Agreement dated July 1, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on July 20, 2016)
*10(xviii)	Salary Continuation Agreement dated February 6, 2006 between The National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xix)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xx)	Second Amendment, dated September 12, 2008, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xxi)	Third Amendment, dated September 22, 2016, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	(incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10K for fiscal year ended December 31, 2017)
+31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
+31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 are formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Statements of Income for the three month period ended March 31, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three month period ended March 31, 2018 and 2017; (iii)Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

(included herewith)

*     Indicates a management contract or compensatory plan.