Form 10-Q
period 2018-06-30
NATIONAL BANKSHARES INC
filed 2018-08-08
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at August 6, 2018 6,957,974

(This report contains 62 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(in thousands, except share and per share data)	2018	2017
Assets
Cash and due from banks	$12,530	$12,926
Interest-bearing deposits	29,981	51,233
Securities available for sale, at fair value	467,505	331,387
Securities held to maturity (fair value of $130,113 at December 31, 2017)	---	127,164
Restricted stock, at cost	1,221	1,200
Loans held for sale	1,118	260
Loans:
Loans, net of unearned income and deferred fees and costs	690,863	668,069
Less allowance for loan losses	(7,579)	(7,925)
Loans, net	683,284	660,144
Premises and equipment, net	8,757	8,221
Accrued interest receivable	5,400	5,297
Other real estate owned, net	2,582	2,817
Intangible assets and goodwill	5,873	5,898
Bank-owned life insurance	34,212	33,756
Other assets	15,014	16,454
Total assets	$1,267,477	$1,256,757

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$195,949	$182,511
Interest-bearing demand deposits	625,447	622,189
Savings deposits	141,943	140,150
Time deposits	105,442	114,884
Total deposits	1,068,781	1,059,734
Accrued interest payable	51	62
Other liabilities	12,794	12,065
Total liabilities	1,081,626	1,071,861
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,957,974 shares at June 30, 2018 and at December 31, 2017	8,698	8,698
Retained earnings	189,194	185,893
Accumulated other comprehensive loss, net	(12,041)	(9,695)
Total stockholders' equity	185,851	184,896
Total liabilities and stockholders' equity	$1,267,477	$1,256,757

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended June 30, 2018 and 2017

(Unaudited)

	June 30,	June 30,
(in thousands, except share and per share data)	2018	2017
Interest Income
Interest and fees on loans	$7,622	$7,453
Interest on interest-bearing deposits	226	231
Interest on securities – taxable	1,746	1,397
Interest on securities – nontaxable	1,132	1,214
Total interest income	10,726	10,295

Interest Expense
Interest on time deposits	116	135
Interest on other deposits	1,029	913
Total interest expense	1,145	1,048
Net interest income	9,581	9,247
Provision for loan losses	342	464
Net interest income after provision for loan losses	9,239	8,783

Noninterest Income
Service charges on deposit accounts	694	692
Other service charges and fees	34	41
Credit and debit card fees	365	295
Trust income	374	361
BOLI income	228	146
Other income	173	192
Realized securities gain, net	---	4
Total noninterest income	1,868	1,731

Noninterest Expense
Salaries and employee benefits	3,545	3,419
Occupancy and furniture and fixtures	491	469
Data processing and ATM	607	542
FDIC assessment	90	91
Intangible assets amortization	12	12
Net costs of other real estate owned	164	55
Franchise taxes	320	329
Write-down of insurance receivable	287	---
Other operating expenses	908	1,057
Total noninterest expense	6,424	5,974
Income before income taxes	4,683	4,540
Income tax expense	642	970

(continued)

Net Income	$4,041	$3,570
Basic net income per common share	$0.58	$0.51
Fully diluted net income per common share	$0.58	$0.51
Weighted average number of common shares outstanding – basic and diluted	6,957,974	6,957,974
Dividends declared per common share	$0.58	$0.56

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended June 30, 2018 and 2017

(Unaudited)

	June 30,	June 30,
(in thousands)	2018	2017
Net Income	$4,041	$3,570

Other Comprehensive Income, Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of ($155) and $874 for the periods ended June 30, 2018 and 2017, respectively	(582)	1,626
Unrealized holding gain on securities transferred from held to maturity to available for sale, net of tax of $237 for the period ended June 30, 2018	891	---
Other comprehensive income, net of tax	309	1,626
Total Comprehensive Income	$4,350	$5,196

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Six Months Ended June 30, 2018 and 2017

(Unaudited)

	June 30,	June 30,
(in thousands, except share and per share data)	2018	2017
Interest Income
Interest and fees on loans	$15,154	$14,906
Interest on interest-bearing deposits	398	379
Interest on securities – taxable	3,354	2,799
Interest on securities – nontaxable	2,304	2,449
Total interest income	21,210	20,533

Interest Expense
Interest on time deposits	237	280
Interest on other deposits	1,989	1,796
Total interest expense	2,226	2,076
Net interest income	18,984	18,457
Provision for (recovery of) loan losses	(130)	523
Net interest income after provision for (recovery of) loan losses	19,114	17,934

Noninterest Income
Service charges on deposit accounts	1,364	1,357
Other service charges and fees	67	110
Credit and debit card fees	709	539
Trust income	776	762
BOLI income	456	289
Other income	519	520
Realized securities gain, net	---	4
Total noninterest income	3,891	3,581

Noninterest Expense
Salaries and employee benefits	7,239	6,942
Occupancy and furniture and fixtures	963	907
Data processing and ATM	1,340	1,108
FDIC assessment	181	186
Intangible assets amortization	25	43
Net costs of other real estate owned	249	84
Franchise taxes	651	651
Write-down of insurance receivable	2,010	---
Other operating expenses	1,930	2,336
Total noninterest expense	14,588	12,257
Income before income taxes	8,417	9,258
Income tax expense	1,080	2,039

(continued)

Net Income	$7,337	$7,219
Basic net income per common share	$1.05	$1.04
Fully diluted net income per common share	$1.05	$1.04
Weighted average number of common shares outstanding – basic and diluted	6,957,974	6,957,974
Dividends declared per common share	$0.58	$0.56

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Six Months Ended June 30, 2018 and 2017

(Unaudited)

	June 30,	June 30,
(in thousands)	2018	2017
Net Income	$7,337	$7,219

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of ($861) and $1,454 for the periods ended June 30, 2018 and 2017, respectively	(3,237)	2,701
Unrealized holding gain on securities transferred from held to maturity to available for sale, net of tax of $237 for the period ended June 30, 2018	891	---
Other comprehensive income (loss), net of tax	(2,346)	2,701
Total Comprehensive Income	$4,991	$9,920

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2018 and 2017

(Unaudited)

(in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2016	$8,698	$178,224	$(8,659)	$178,263
Net income	---	7,219	---	7,219
Dividends $0.56 per share	---	(3,897)	---	(3,897)
Other comprehensive income, net of tax of $1,454	---	---	2,701	2,701
Balances at June 30, 2017	$8,698	181,546	(5,958)	184,286

Balances at December 31, 2017	$8,698	$185,893	$(9,695)	$184,896
Net income	---	7,337	---	7,337
Dividends $0.58 per share	---	(4,036)	---	(4,036)
Other comprehensive loss, net of tax of ($624)	---	---	(2,346)	(2,346)
Balances at June 30, 2018	$8,698	$189,194	$(12,041)	$185,851

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2018 and 2017

(Unaudited)

	June 30,	June 30,
(in thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$7,337	$7,219
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(130)	523
Depreciation of bank premises and equipment	411	400
Amortization of intangibles	25	43
Amortization of premiums and accretion of discounts, net	30	31
Gain on calls of securities held to maturity, net	---	(4)
Loss and write-down on other real estate owned, net	217	49
Increase in cash value of bank-owned life insurance	(456)	(289)
Origination of mortgage loans held for sale	(5,792)	(4,889)
Proceeds from sale of mortgage loans held for sale	5,016	4,953
Gain on sale of mortgage loans held for sale	(82)	(77)
Write-down of insurance receivable	2,010	---
Net change in:
Accrued interest receivable	(103)	121
Other assets	54	(2,534)
Accrued interest payable	(11)	(12)
Other liabilities	729	486
Net cash provided by operating activities	9,255	6,020

Cash Flows from Investing Activities
Net change in interest-bearing deposits	21,252	(8,828)
Proceeds from calls, principal payments, sales and maturities of securities available for sale	5,879	9,334
Proceeds from calls, principal payments and maturities of securities held to maturity	6,430	4,204
Purchase of securities available for sale	(24,263)	(9,318)
Net change in restricted stock	(21)	(30)
Purchase of BOLI	---	(10,000)
Purchase of loan participations	(7,117)	(672)
Collection of loan participations	456	743
Loan originations and principal collections, net	(16,473)	(7,702)
Proceeds from sale of other real estate owned	18	196
Recoveries on loans charged off	124	101
Proceeds from sale and purchases of premises and equipment, net	(947)	(104)
Net cash used in investing activities	(14,662)	(22,076)

(continued)

Cash Flows from Financing Activities
Net change in time deposits	(9,442)	(8,673)
Net change in other deposits	18,489	27,588
Cash dividends paid	(4,036)	(3,897)
Net cash provided by financing activities	5,011	15,018
Net change in cash and due from banks	(396)	(1,038)
Cash and due from banks at beginning of period	12,926	13,974
Cash and due from banks at end of period	$12,530	$12,936

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$2,237	$2,088
Income taxes paid	224	2,151

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$340	$552
Loans transferred to other real estate owned	---	97
Unrealized net gain (loss) on securities available for sale	(2,970)	4,155
Unrealized net gain on securities transferred from held to maturity to available for sale	1,128	---
Fair value of securities transferred from held to maturity to available for sale	119,790	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the six month period ended June 30, 2018 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2017 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

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

Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, merchant income, bank-financed sales of other real estate owned and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change (i.e., costs previously recorded as expense is now recorded as contra-revenue). The Company identified $1,378 previously presented as credit card processing expense for the six months ended June 30, 2017 and $724 for the three months ended June 30, 2017, and reclassified it to net against credit card fee income. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the full retrospective approach. There was no impact to net income. Consistent with the full retrospective approach, the Company adjusted prior period amounts for the debit and credit card costs reclassifications noted above.

ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP. The provisions of the ASU that apply to the Company are as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (6) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (4) above, the Company measured the fair value of its loan portfolio and time deposit portfolio as of June 30, 2018 using an exit price notion (see Note 14 Fair Value of Assets and Liabilities).

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

Note 2:     Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	June 30, 2018	December 31, 2017
Real estate construction	$36,223	$34,694
Consumer real estate	170,248	166,965
Commercial real estate	340,582	340,414
Commercial non real estate	46,501	40,518
Public sector and IDA	60,010	51,443
Consumer non real estate	37,906	34,648
Gross loans	691,470	668,682
Less unearned income and deferred fees and costs	(607)	(613)
Loans, net of unearned income and deferred fees and costs	$690,863	$668,069

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

The analysis of certain factors results in standard allocations to all segments and classes. These factors include the risk from changes in lending policies, loan officers’ average years of experience, unemployment levels, bankruptcy rates, interest rate environment, and competition/legal/regulatory environments. Factors analyzed for each class, with resultant allocations based upon the level of risk assessed for each class, include the risk from changes in loan review, levels of past due loans, levels of nonaccrual loans, current class balance as a percentage of total loans, and the percentage of high risk loans within the class. Additionally, factors specific to each segment are analyzed and result in allocations to the segment. Please refer to Note 1: Summary of Significant Accounting Policies of Form 10-K for a discussion of risk factors pertinent to each class.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2018
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925
Charge-offs	---	---	---	(107)	---	(233)	---	(340)
Recoveries	---	2	25	10	---	87	---	124
Provision for (recovery of) loan losses	36	(29)	(78)	(215)	154	199	(197)	(130)
Balance, June 30, 2018	$373	$2,000	$2,991	$760	$573	$760	$122	$7,579

	Activity in the Allowance for Loan Losses for the Six Months Ended June 30, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300
Charge-offs	---	(138)	(122)	(73)	---	(219)	---	(552)
Recoveries	---	1	36	10	---	54	---	101
Provision for (recovery of) loan losses	(87)	340	116	103	83	218	(250)	523
Balance, June 30, 2017	$351	$2,033	$3,768	$1,103	$413	$697	$7	$8,372

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300
Charge-offs	---	(146)	(139)	(82)	---	(452)	---	(819)
Recoveries	---	1	131	23	---	132	---	287
Provision for (recovery of) loan losses	(101)	342	(686)	68	89	383	62	157
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925

	Allowance for Loan Losses as of June 30, 2018
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$15	$	---	$147	$	---	$	---	$	---	$162
Collectively evaluated for impairment		373	1,985		2,991	613		573		760		122	7,417
Total		$373	$2,000		$2,991	$760		$573		$760		$122	$7,579

	Allowance for Loan Losses as of December 31, 2017
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$16	$	---	$160	$	---	$1	$	---	$177
Collectively evaluated for impairment		337	2,011		3,044	912		419	706		319	7,748
Total		$337	$2,027		$3,044	$1,072		$419	$707		$319	$7,925

	Loans as of June 30, 2018
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$2,618	$1,135	$7,092	$1,175	$	---	$22	$	---	$12,042
Collectively evaluated for impairment	33,605	169,113	333,490	45,326		60,010	37,884		---	679,428
Total	$36,223	$170,248	$340,582	$46,501		$60,010	$37,906	$	---	$691,470

	Loans as of December 31, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$2,882	$1,267	$6,516	$1,229	$	---	$30	$	---	$11,924
Collectively evaluated for impairment	31,812	165,698	333,898	39,289		51,443	34,618		---	656,758
Total	$34,694	$166,965	$340,414	$40,518		$51,443	$34,648	$	---	$668,682

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Six Months Ended June,		Year Ended December 31,
	2018	2017	2017
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs	1.10%	1.28%	1.19%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs(1)	0.06%	0.14%	0.08%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	June 30,			December 31,
	2018		2017	2017
Nonperforming assets:
Nonaccrual loans	$	---	$9	$6
Restructured loans in nonaccrual		2,687	3,188	2,763
Total nonperforming loans		2,687	3,197	2,769
Other real estate owned, net		2,582	3,008	2,817
Total nonperforming assets		$5,269	$6,205	$5,586
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned		0.76%	0.94%	0.83%
Ratio of allowance for loan losses to nonperforming loans(1)		282.06%	261.87%	286.20%

(1)

The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Nonperforming loans do not include loans 90 days past due and still accruing or accruing restructured loans.

A summary of loans past due 90 days or more and impaired loans follows.

	June 30,				December 31,
	2018		2017		2017
Loans past due 90 days or more and still accruing		$61		$259	$51
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs		0.01%		0.04%	0.01%
Accruing restructured loans		$8,337		$3,711	$5,134
Impaired loans:
Impaired loans with no valuation allowance		$10,607		$9,320	$10,444
Impaired loans with a valuation allowance		1,435		880	1,480
Total impaired loans		$12,042		$10,200	$11,924
Valuation allowance		(162)		(23)	(177)
Impaired loans, net of allowance		$11,880		$10,177	$11,747
Average recorded investment in impaired loans(1)		$12,326		$12,017	$13,344
Interest income recognized on impaired loans, after designation as impaired		$239		$192	$528
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loan relationships that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. The Company also designates as impaired other loan relationships that meet the Company’s balance threshold of $250 and for which the Company does not expect to collect according to the note’s contractual terms. No interest income was recognized on nonaccrual loans for the six months ended June 30, 2018 or June 30, 2017 or for the year ended December 31, 2017.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of June 30, 2018
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1)for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction, other	$2,618	$2,618	$2,618	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	701	658	482		176		10
Residential closed-end junior liens	157	157	---		157		5
Investor-owned residential real estate	342	320	320		---		---
Commercial Real Estate(2)
Multifamily	298	298	298		---		---
Commercial real estate, owner-occupied	3,980	3,971	3,971		---		---
Commercial real estate, other	3,169	2,823	2,823		---		---
Commercial Non Real Estate(2)
Commercial and industrial	1,184	1,175	73		1,102		147
Consumer Non Real Estate(2)
Automobile	22	22	22		---		---
Total	$12,471	$12,042	$10,607		$1,435		$162

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2017
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$2,882	$2,882	$2,882	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	807	768	590		178		10
Residential closed-end junior liens	174	174	---		174		6
Investor-owned residential real estate	347	325	325		---		---
Commercial Real Estate(2)
Multifamily real estate	303	303	303		---		---
Commercial real estate, owner occupied	3,619	3,611	3,611		---		---
Commercial real estate, other	2,921	2,602	2,602		---		---
Commercial Non Real Estate(2)
Commercial and industrial	1,236	1,229	126		1,103		160
Consumer Non Real Estate(2)
Automobile	30	30	5		25		1
Total	$12,319	$11,924	$10,444		$1,480		$177

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Six Months Ended June 30, 2018
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$2,788	$74
Consumer Real Estate(2)
Residential closed-end first liens	667	15
Residential closed-end junior liens	167	5
Investor-owned residential real estate	317	8
Commercial Real Estate(2)
Multifamily real estate	301	8
Commercial real estate, owner occupied	4,007	98
Commercial real estate, other	2,852	11
Commercial Non Real Estate(2)
Commercial and industrial	1,201	19
Consumer Non Real Estate(2)
Automobile	26	1
Total	$12,326	$239

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Six Months Ended June 30, 2017
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$3,335	$89
Consumer Real Estate(2)
Residential closed-end first liens	603	18
Residential closed-end junior liens	190	6
Investor-owned residential real estate	335	2
Commercial Real Estate(2)
Multifamily real estate	887	---
Commercial real estate, owner occupied	3,777	77
Commercial real estate, other	2,681	---
Commercial Non Real Estate(2)
Commercial and industrial	207	---
Consumer Non Real Estate
Automobile	2	---
Total	$12,017	$192

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

	For the Year Ended December 31, 2017
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$3,298	$177
Consumer Real Estate(2)
Residential closed-end first liens	781	57
Residential closed-end junior liens	185	11
Investor-owned residential real estate	329	1
Commercial Real Estate(2)
Multifamily real estate	748	16
Commercial real estate, owner occupied	4,047	200
Commercial real estate, other	2,638	---
Commercial Non Real Estate(2)
Commercial and industrial	1,282	64
Consumer Non Real Estate(2)
Automobile	36	2
Total	$13,344	$528

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

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

An analysis of past due and nonaccrual loans follows.

June 30, 2018
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due		90 or More Days Past Due and Accruing		Nonaccruals(2)
Real Estate Construction(2)
Construction, other	$22	$	---	$	---	$	---
Consumer Real Estate(1)
Residential closed-end first liens	939		31		31		140
Residential closed-end junior liens	---		---		---		---
Investor-owned residential real estate	328		---		---		---
Commercial Real Estate(1)
Multifamily real estate	645		---		---		---
Commercial real estate, owner-occupied	385		---		---		---
Commercial real estate, other	---		2,537		---		2,537
Commercial Non Real Estate(1)
Commercial and industrial	124		19		19		10
Consumer Non Real Estate(1)
Credit cards	11		1		1		---
Automobile	339		6		6		---
Other consumer loans	77		4		4		---
Total	$2,870		$2,598		$61		$2,687

(1)	Only classes with past-due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

December 31, 2017
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(2)
Consumer Real Estate(1)
Residential closed-end first liens	$637	$16	$11	$145
Residential closed-end junior liens	188	---	---	---
Investor-owned residential real estate	66	---	---	6
Commercial Real Estate(1)
Multifamily real estate	303	---	---	---
Commercial real estate, owner occupied	402	---	---	---
Commercial real estate, other	---	2,602	---	2,602
Commercial Non Real Estate(1)
Commercial and industrial	131	---	---	15
Consumer Non Real Estate(1)
Credit cards	7	12	12	---
Automobile	375	22	22	1
Other consumer loans	154	6	6	---
Total	$2,263	$2,658	$51	$2,769

(1)	Only classes with past-due or nonaccrual loans are shown.
(2)	Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

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

Determination of risk grades was completed for the portfolio as of June 30, 2018 and December 31, 2017.

The following displays collectively-evaluated loans by credit quality indicator.

June 30, 2018
	Pass	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$8,649	$	---	$	---
Construction, other	24,956		---		---
Consumer Real Estate
Equity lines	16,909		3		---
Closed-end first liens	86,244		1,935		599
Closed-end junior liens	4,328		22		---
Investor-owned residential real estate	58,800		273		---
Commercial Real Estate
Multifamily residential real estate	87,353		125		196
Commercial real estate owner-occupied	120,447		---		33
Commercial real estate, other	125,336		---		---
Commercial Non Real Estate
Commercial and industrial	44,977		349		---
Public Sector and IDA
States and political subdivisions	60,010		---		---
Consumer Non Real Estate
Credit cards	5,749		---		---
Automobile	15,478		232		64
Other consumer	16,297		40		24
Total	$675,533		$2,979		$916

(1)	Excludes impaired, if any.

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2017
	Pass	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$10,396	$	---	$	---
Construction, other	21,416		---		---
Consumer Real Estate
Equity lines	16,673		39		---
Closed-end first liens	85,975		2,400		355
Closed-end junior liens	4,483		29		12
Investor-owned residential real estate	55,410		66		256
Commercial Real Estate
Multifamily residential real estate	95,894		127		---
Commercial real estate owner-occupied	130,256		246		763
Commercial real estate, other	106,612		---		---
Commercial Non Real Estate
Commercial and industrial	38,904		220		165
Public Sector and IDA
States and political subdivisions	51,443		---		---
Consumer Non Real Estate
Credit cards	5,493		---		---
Automobile	16,059		218		116
Other consumer	12,692		16		24
Total	$651,706		$3,361		$1,691

(1)	Excludes impaired, if any.

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $11,024 at June 30, 2018, $7,897 at December 31, 2017, and $6,899 at June 30, 2017.

The following table presents restructurings by class that occurred during the three month period ended June 30, 2018.

	Restructurings That Occurred During the Three Months Ended June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate owner-occupied	2	$714	$714
Total	2	$714	$714

The restructurings completed during the three-month period ended June, 2018 provided payment relief to the borrowers without forgiving principal or interest. Each of the commercial real estate loans were restructured to a 12-month interest-only period. When the interest-only period expires, the loans will be re-amortized for a longer term. The impairment measurements were based upon the present value of cash flows and did not result in a specific allocation for either loan.

The following table presents restructurings by class that occurred during the six month period ended June 30, 2018.

	Restructurings That Occurred During the Six Months Ended June 30, 2018
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Real Estate Construction
Construction, other	2	$2,882	$2,882
Commercial Real Estate
Commercial real estate owner-occupied	2	714	714
Total	4	$3,596	$3,596

The Company restructured four loans during the six month period ended June 30, 2018. Each of the construction loans were restructured to extend the maturity and interest only period. Impairment measurements were based on the fair value of the collateral and did not result in a specific allocation. Two commercial real estate loans were restructured to provide a 12-month interest-only period. When the interest-only period expires, the commercial real estate loans will be re-amortized for a longer term. The impairment measurements were based upon the present value of cash flows and did not result in a specific allocation for either loan.

The following table presents restructurings by class that occurred during the three and six month periods ended June 30, 2017.

	Restructurings That Occurred During the Three and Six Months Ended June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Commercial Real Estate
Commercial real estate, other	1	$132	$132
Commercial Non Real Estate
Commercial and industrial	2	118	118
Total	3	$250	$250

During the three month period ended June 30, 2017, the Company modified three loans in troubled debt restructurings. Each of the restructurings provided payment relief to the borrowers without forgiving principal or interest. One commercial non-real estate loan was restructured by extending the amortization period and lowering the payments. The other commercial non-real estate loan was restructured by decreasing the rate and changing the interest method from variable to fixed, as well as extending the amortization and reducing the payments. Restructuring of the commercial real estate loan included reducing the interest rate and changing the interest method from variable to fixed. Interest was capitalized and the loan was re-amortized over a longer term. The loans were in nonaccrual prior to the restructuring and will remain in nonaccrual until they have met the Company's policy to return to accrual status. Impairment measurement did not result in a specific allocation for any of the loans restructured in 2017.

The Company analyzed its TDR portfolio for loans that defaulted during the three month periods ended June 30, 2018 and June 30, 2017, and that were modified within 12 months prior to default. The Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. Of the restructured loans that defaulted during the six month periods ended June 30, 2018 and June 30, 2017, none were modified within 12 months prior to default.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	June 30, 2018
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$336,446	$379	$8,782	$328,043
States and political subdivisions	131,020	1,866	957	131,929
Mortgage-backed securities	696	56	---	752
Corporate debt securities	7,001	8	228	6,781
Total securities available for sale	$475,163	$2,309	$9,967	$467,505

	December 31, 2017
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$312,604	$609	$5,494	$307,719
States and political subdivisions	16,853	100	119	16,834
Mortgage-backed securities	602	57	---	659
Corporate debt securities	6,016	188	29	6,175
Total securities available for sale	$336,075	$954	$5,642	$331,387

The amortized cost and fair value of single maturity securities available for sale at June 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	June 30, 2018
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$77,356	$77,289
Due after one year through five years	192,591	187,972
Due after five years through ten years	104,328	102,373
Due after ten years	100,888	99,871
Total securities available for sale	$475,163	$467,505

Prior to the second quarter of 2018, the Company designated securities in its portfolio as either available for sale or held to maturity.  During the second quarter of 2018, the Company re-designated all of its held to maturity securities to available for sale.  The securities were re-designated to provide opportunities to maximize asset utilization.  At the time of transfer, the securities had a fair value of $119,790 and an amortized cost of $118,662, resulting in an unrealized gain of $1,128 which was added to accumulated other comprehensive income.

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities held to maturity as of December 31, 2017 by major security type are as follows.

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

	June 30, 2018
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$76,613	$2,192	$234,096	$6,590
States and political subdivisions	32,536	767	2,896	190
Corporate debt securities	4,898	135	885	93
Total	$114,047	$3,094	$237,877	$6,873

	December 31, 2017
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$68,380	$871	$225,738	$4,623
States and political subdivisions	18,688	194	2,989	98
Corporate debt securities	---	---	948	29
Total	$87,068	$1,065	$229,675	$4,750

The Company had 391 securities with a fair value of $351,924 that were temporarily impaired at June 30, 2018.  The total unrealized loss on these securities was $9,967. Of the temporarily impaired total, 246 securities with a fair value of $237,877 and an unrealized loss of $6,873 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at June 30, 2018 for the reasons set out below.

U.S. Government agencies. The unrealized losses of $6,590 on US Government agency securities stemmed from 241 securities with a fair value of $234,096. The unrealized losses were caused by interest rate and market fluctuations. The contractual term of the investment does not permit the issuer to settle the security at a price less than the cost basis of the investment. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider this investment to be other-than-temporarily impaired.

States and political subdivisions. This category’s unrealized loss of $190 on 4 securities with a fair value of $2,896 is primarily the result of interest rate and market fluctuations. The Company reviewed financial statements and cash flows for each of the securities in continuous loss position for more than 12 months. The Company’s analysis determined that the unrealized losses are primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Corporate debt securities. The unrealized loss of $93 on one corporate debt security with a fair value of $885 was caused by market and interest rate fluctuations and is not associated with impaired financial status. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Restricted stock. The Company held restricted stock of $1,221 as of June 30, 2018 and $1,200 as of December 31, 2017. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $499,563 at June 30, 2018. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at June 30, 2018, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Note 5: Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements. The Company is the lessee of six banking locations and one ATM location.  At the effective date, the Company will recognize a lease liability and a right-of-use asset for each of the leases. Pro-forma analysis based on current lease contracts indicates that the lease liability and the right-of-use asset are similar in amount, with only nominal difference.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

Note 6: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Six Months Ended June 30,
	2018	2017
Service cost	$434	$346
Interest cost	400	372
Expected return on plan assets	(800)	(548)
Amortization of prior service cost	(54)	(54)
Recognized net actuarial loss	292	270
Net periodic benefit cost	$272	$386

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the consolidated statements of income. All other components are included in other noninterest expense in the consolidated statements of income.

2018 Plan Year Employer Contribution

For the six months ended June 30, 2018, the Company did not make a contribution to the Plan.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

		Fair Value Measurements at June 30, 2018 Using
Description	Balance as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$328,043	$	---	$328,043	$	---
States and political subdivisions	131,929		---	131,929		---
Mortgage-backed securities	752		---	752		---
Corporate debt securities	6,781		---	6,781		---
Total securities available for sale	$467,505	$	---	$467,505	$	---

		Fair Value Measurements at December 31, 2017 Using
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$307,719	$	---	$307,719	$	---
States and political subdivisions	16,834		---	16,834		---
Mortgage-backed securities	659		---	659		---
Corporate debt securities	6,175		---	6,175		---
Total securities available for sale	$331,387	$	---	$331,387	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2018 or December 31, 2017.

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

Loans measured using the fair value of collateral may be categorized in Level 2 or Level 3. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Most collateral is real estate. The Company bases collateral method fair valuation upon the “as-is” value of independent appraisals or evaluations. Valuations for impaired loans with outstanding principal balances of $250 or more are based on a current appraisal. Appraisals are also used to value impaired loans with principal balances of $100 or greater and secured by one piece of collateral. The Company uses an evaluation to measure fair value of collateral for impaired loans with principal balances below $100, or if secured by multiple pieces of collateral, below $250.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at June 30, 2018 and at December 31, 2017.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2018	Impaired loans net of valuation allowance	$1,273	$	---	$	---	$1,273
December 31, 2017	Impaired loans net of valuation allowance	1,303		---		---	1,303

The following tables present information about Level 3 Fair Value Measurements for June 30, 2018 and December 31, 2017.

Impaired Loans	Valuation Technique	Unobservable Input	Range (Weighted Average)
June 30, 2018	Present value of cash flows	Discount rate	5.50%	–	7.25%	(5.86%)
December 31, 2017	Present value of cash flows	Discount rate	5.50%	–	13.25%	(5.92%)

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Valuation of other real estate owned is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs.

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
June 30, 2018	Other real estate owned net of valuation allowance	$2,582	$	---	$	---	$2,582
December 31, 2017	Other real estate owned net of valuation allowance	2,817		---		---	2,817

The following tables present information about Level 3 Fair Value Measurements for June 30, 2018 and December 31, 2017.

June 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned	Discounted appraised value	Selling cost	4.03%	–	6.39%	(6.10%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	2.36%	–	35.59%	(6.07%)

December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned	Discounted appraised value	Selling cost	2.00%	–	6.01%	(4.72%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	1.68%	–	68.33%	(11.07%)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2018 and December 31, 2017. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for June 30, 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” Fair values for December 31, 2017 are estimated under the guidance in effect for that period, which did not require use of the exit price notion.

	June 30, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,530		$12,530	$	---	$	---
Interest-bearing deposits	29,981		29,981		---		---
Securities	467,505		---		467,505		---
Restricted securities	1,221		---		1,221		---
Loans held for sale	1,118		---		1,118		---
Loans, net	683,284		---		---		675,663
Accrued interest receivable	5,400		---		5,400		---
Bank-owned life insurance	34,212		---		34,212		---
Financial Liabilities:
Deposits	$1,068,781	$	---		$963,339		$105,434
Accrued interest payable	51		---		51		---

	December 31, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,926		$12,926	$	---	$	---
Interest-bearing deposits	51,233		51,233		---		---
Securities	458,551		---		461,500		---
Restricted securities	1,200		---		1,200		---
Loans held for sale	260		---		260		---
Loans, net	660,144		---		---		656,399
Accrued interest receivable	5,297		---		5,297		---
Bank-owned life insurance	33,756		---		33,756		---
Financial Liabilities:
Deposits	$1,059,734	$	---		$944,850		$113,053
Accrued interest payable	62		---		62		---

Note 8: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(3,588)	$(5,071)	$(8,659)
Unrealized holding gain on available for sale securities, net of tax of $1,454	2,701	---	2,701
Balance at June 30, 2017	$(887)	$(5,071)	$(5,958)

Balance at December 31, 2017	$(3,704)	$(5,991)	$(9,695)
Unrealized holding loss on available for sale securities net of tax of ($861)	(3,237)	---	(3,237)
Unrealized holding gain on securities transferred from held to maturity to available for sale, net of tax of $237	891	---	891
Balance at June 30, 2018	$(6,050)	$(5,991)	$(12,041)

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the six months ended June 30, 2018 and 2017.

	June 30,	June 30,
	2018	2017
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,364	$1,357
Other service charges and fees	67	110
Credit and debit card fees	709	539
Trust income	776	762
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	201	193
Noninterest Income (in-scope of Topic 606)	$3,117	$2,961
Noninterest Income (out-of-scope of Topic 606)	774	620
Total noninterest income	$3,891	$3,581

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollars in thousands, except per share data

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

Cybersecurity

      As a financial institution holding company, NBI is subject to cybersecurity risks and has suffered two cybersecurity incidents. To manage and mitigate cybersecurity risk, the Company limits certain transactions and interactions with customers. The Company does not offer online account openings or loan originations, limits the dollar amount of online banking transfers to other banks, does not permit customers to submit address changes or wire requests through online banking, requires a special vetting process for commercial customers who wish to originate ACH transfers, and limits certain functionalities of mobile banking. The Company also requires assurances from key vendors regarding their cybersecurity. While these measures reduce the likelihood and scope of the risk of cybersecurity breaches, in light of the evolving sophistication of system intruders, the risk to us of such breaches continues to exist. We maintain insurance for these risks but insurance policies are subject to exceptions, exclusions and terms whose applications have not been widely interpreted in litigation. Accordingly, insurance can provide less than complete protection against the losses that result from cybersecurity breaches and pursuing recovery from insurers can result in significant expense. In addition, some risks such as reputational damage and loss of customer goodwill, which can result from cybersecurity breaches cannot be insured against. For information on incidents experienced by the Company, please refer to the section entitled “Cybersecurity Risks and Incidents.”

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

Updated appraisals or evaluations are ordered when the loan becomes impaired if the appraisal or evaluation on file is more than twenty-four months old. Appraisals and evaluations are reviewed for propriety and reasonableness and may be discounted if the Company determines that the value exceeds reasonable levels. If an updated appraisal or evaluation has been ordered but has not been received by a reporting date, the fair value may be based on the most recent available appraisal or evaluation, discounted for age.

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

The estimate of the allowance for June 30, 2018 considered market and portfolio conditions during the first six months of 2018 as well as the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended June 30, 2018. If the economy experiences a downturn, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Of primary consideration is the repayment ability of the borrowers and (if secured) the collateral value in relation to the principal balance. Collateral lowers risk and may be used as a secondary source of repayment. The credit decision must be supported by documentation appropriate to the type of loan, including current financial information, analysis of repayment ability, tax returns, credit reports, collateral information, guarantor verification, title reports, appraisals (where appropriate), and other documents. A discussion of underwriting policies and procedures specific to the major loan products follows.

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

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended June 30, 2018 and June 30, 2017. The measures for June 30, 2018 and June 30, 2017 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Return on average assets (1)	1.34%	1.15%
Return on average equity (1)	9.13%	7.78%
Basic earnings per share	$0.58	$0.51
Fully diluted earnings per share	$0.58	$0.51
Net interest margin (2)	3.35%	3.42%
Noninterest margin (3)	1.35%	1.37%

(1)	The return on average assets and return on average equity are calculated by annualizing net income to date. For 2018, the annualization factor was not applied to the insurance write-off.
(2)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(3)

Noninterest margin: Noninterest expense (excluding non-recurring items, the provision for loan losses and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets increased 19 basis points for the three months ended June 30, 2018 compared with the three months ended June 30, 2017. The annualized return on average equity increased 135 basis points when the same periods are compared.

The annualized net interest margin was 3.35% for the three months ended June 30, 2018, down 7 basis points from the 3.42% reported for the three months ended June 30, 2017. The primary factor driving the decrease in the net interest margin was the decrease in income from nontaxable securities. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin improved by 2 basis points when compared with the three month period ended June 30, 2017. Please refer to the discussions under noninterest income and noninterest expense for further information

The following table details the calculation of annualized net income for the return on average assets and the return on average equity:

	Three Months Ended
	June 30, 2018	June 30, 2017
Net Income	$4,041	$3,570
Items deemed non-recurring by management:
Insurance write-down, net of tax of $60	227	---
Adjusted net income	4,268	3,570
Adjusted net income, annualized	17,118	14,319
Items deemed non-recurring by management:
Insurance write-down, net of tax of ($60)	(227)	---
Annualized net income for ratio calculation	$16,891	$14,319

The following table presents the Company’s key performance ratios for the six months ended June 30, 2018 and June 30, 2017 and the year ended December 31, 2017. The measures for June 30, 2018 and June 30, 2017 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Twelve Months Ended December 31, 2017
Return on average assets (1)	1.30%	1.18%	1.14%
Return on average equity (1)	8.81%	7.98%	7.64%
Basic earnings per share	$1.05	$1.04	$2.03
Fully diluted earnings per share	$1.05	$1.04	$2.03
Net interest margin (2)	3.36%	3.46%	3.45%
Noninterest margin (3)	1.40%	1.42%	1.34%

(1)

The return on average assets and return on average equity are calculated by annualizing net income to date. For 2018, the annualization factor was not applied to the recovery of loan losses or the insurance write-off.

(2)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(3)

Noninterest margin: Noninterest expense (excluding non-recurring items, the provision for loan losses and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets increased 12 basis points for the six months ended June 30, 2018 compared with the six months ended June 30, 2017 and increased 16 basis points compared with the twelve months ended December 31, 2017.

The annualized return on average equity was 8.81% for the six months ended June 30, 2018, an increase from 7.98% for the six month period ended June 30, 2017 and 7.64% for the twelve month period ended December 31, 2017.

The annualized net interest margin was 3.36% for the six months ended June 30, 2018, down 10 basis points from the 3.46% reported for the six months ended June 30, 2017 and down 9 basis points from the 3.45% reported for the twelve months ended December 31, 2017. The primary factor driving the decrease in the net interest margin was the decrease in income from nontaxable securities. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin improved by 2 basis points when compared with the six month period ended June 30, 2017 but increased by 6 basis points from the twelve months ended December 31, 2017. Please refer to the discussions under noninterest income and noninterest expense for further information

The following table details the calculation of annualized net income for the return on average assets and the return on average equity:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net Income	$7,337	$7,219
Items deemed non-recurring by management:
Insurance write-down, net of tax of $422	1,588	---
Recovery of loan losses, net of tax of ($27)	(103)	---
Adjusted net income	8,822	7,219
Adjusted net income, annualized	17,790	14,558
Items deemed non-recurring by management:
Insurance write-down, net of tax of ($422)	(1,588)	---
Recovery of loan losses, net of tax of $27	103	---
Annualized net income for ratio calculation	$16,305	$14,558

Growth

NBI’s key growth indicators are shown in the following table.

	June 30, 2018	December 31, 2017	Percent Change
Interest-bearing deposits	$29,981	$51,233	(41.48)%
Securities	468,726	459,751	1.95%
Loans, net	683,284	660,144	3.51%
Deposits	1,068,781	1,059,734	0.85%
Total assets	1,267,477	1,256,757	0.85%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	June 30, 2018	June 30, 2017	December 31, 2017
Nonperforming loans	$2,687	$3,197	$2,769
Loans past due 90 days or more, and still accruing	61	259	51
Other real estate owned	2,582	3,008	2,817
Allowance for loan losses to loans	1.10%	1.28%	1.19%
Net charge-off ratio	0.06%	0.14%	0.08%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.76%	0.94%	0.83%
Ratio of allowance for loan losses to nonperforming loans	282.06%	261.87%	286.20%

The Company’s risk analysis at June 30, 2018 determined an allowance for loan losses of $7,579 or 1.10% of loans net of unearned income and deferred fees and costs, a decrease from $7,925 or 1.19% of loans net of unearned income and deferred fees and costs at December 31, 2017. The determination of the appropriate level for the allowance for loan losses resulted in a recovery for loan losses of $130 for the six months ended June 30, 2018, compared with a provision of $523 for the six months ended June 30, 2017 and a provision for the twelve month period ended December 31, 2017 of $157. The provision for the three-month periods ended June 30, 2018 and June 30, 2017 totaled $342 and $464, respectively. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $12,042 on a gross basis and $12,038 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $162 at June 30, 2018. Individually evaluated impaired loans at December 31, 2017 were $11,924 on a gross basis and $11,919 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $177. The specific allocation is determined based on criteria particular to each impaired loan.

Collectively evaluated loans totaled $679,429 on a gross basis and $678,825 net of unearned income and deferred fees and costs, with an allowance of $7,417 or 1.10% at June 30, 2018. At December 31, 2017, collectively evaluated loans totaled $656,758 on a gross basis and $656,150 net of unearned income and deferred fees and costs, with an allowance of $7,748 or 1.18%.

      For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, adjusted for qualitative factors that influence credit risk. Qualitative factors evaluated for impact to credit risk include economic measures, asset quality indicators, loan characteristics, and internal Bank policies and management.

Net charge-off rates for each class are averaged over 8 quarters (2 years) to determine the historical net charge off rate applied to each class of collectively evaluated loans. Net charge-offs for the six months ended June 30, 2018 were $216 or 0.06% (annualized) of average loans, an improvement from $451 or 0.14% (annualized) for the six months ended June 30, 2017. Net charge-offs for the twelve months ended December 31, 2017 were $532 or 0.08% of loans. The 8-quarter average historical loss rate applied to the calculation was 0.11% for June 30, 2018, 0.27% for June 30, 2017 and 0.17% for December 31, 2017. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

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

Within the Company’s market area, unemployment, residential vacancy and business bankruptcy rates improved when compared to December 31, 2017. Personal bankruptcy and the competitive environment were at similar levels as December 31, 2017. The interest rate environment and the housing inventory worsened when compared with December 31, 2017.

The Company considers other factors that impact credit risk, including the legal and regulatory environments, changes to lending policies and loan review, and management’s experience. Each of the factors remained at similar levels to December 31, 2017.

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days were 0.42% of total loans, net of unearned income and deferred fees and costs at June 30, 2018, an increase from 0.34% at December 31, 2017 and 0.30% at June 30, 2017. Accruing loans past due 90 days or more were 0.01% of total loans, net of unearned income and deferred fees and costs at June 30, 2018, the same level as December 31, 2017 and a decrease from 0.04% at June 30, 2017. Nonaccrual loans at June 30, 2018 were 0.39% of total loans, net of unearned income and deferred fees and costs, 0.41% at December 31, 2017 and 0.49% at June 30, 2017. Decreases in past due and nonaccrual loans reduce the required level of the allowance for loan losses, while increases in past due and nonaccrual loans increase the required level of the allowance for loan losses.

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

Collectively evaluated loans rated “special mention” were $2,979 at June 30, 2018, $3,361 at December 31, 2017 and $3,754 at June 30, 2017. Collectively evaluated loans rated classified were $916 at June 30, 2018, $1,691 at December 31, 2017 and $3,592 at June 30, 2017.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans rose $5,251 or 3.37% from the level at December 31, 2017, resulting in an increased allocation.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to total loans, net of unearned income and deferred fees and costs at June 30, 2018 is 1.10%, a decrease from 1.19% at December 31, 2017. The ratio of the allowance for collectively-evaluated loan losses to collectively-evaluated loans, net of unearned income and deferred fees and costs was 1.09%, compared with 1.18% at December 31, 2017. Improvements from December 31, 2017 in the charge-off rate, business bankruptcy rate, residential vacancy, unemployment, criticized loans, and nonaccrual loans decreased the required level of the allowance for loan losses, slightly offset by worsening in the housing inventory and the impact of the interest rate environment. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio.

The following table discloses the other real estate owned in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	June 30, 2018	June 30, 2017	December 31, 2017
Real estate construction	$2,335	$2,425	$2,425
Consumer real estate	12	97	42
Commercial real estate	235	486	350
Total other real estate owned	$2,582	$3,008	$2,817

Loans in process of foreclosure	$492	$133	$11

(1)	Net of valuation allowance.

Other real estate owned decreased $235 from December 31, 2017 and $426 from June 30, 2017. As of June 30, 2018, loans secured by residential real estate totaling $296 and loans secured by commercial real estate of $196 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

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

The Company codes modifications to assist in identifying troubled debt restructurings. The majority of modifications were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings follows:

Six Months Ended June 30, 2018
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	6	$2,243
Payment extensions for less than 3 months	16	164
Maturity date extensions of more than 3 months and up to 6 months	67	10,979
Maturity date extensions of more than 6 months and up to 12 months	169	6,643
Maturity date extensions of more than 12 months	10	1,391
Advances on non-revolving loans or capitalization	7	1,845
Change in amortization term or method	5	825
Change or release of collateral	30	515
Renewal of expired Home Equity Line of Credit loans for additional 10 years	10	153
Renewal of single-payment notes	79	1,355
Total modifications that do not constitute TDRs	399	$26,113

Six Months Ended June 30, 2017
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	18	$5,118
Payment extensions for less than 3 months	60	1,442
Maturity date extensions of more than 3 months and up to 6 months	113	16,954
Maturity date extensions of more than 6 months and up to 12 months	170	6,384
Maturity date extensions of more than 12 months	4	3,364
Advances on non-revolving loans or capitalization	9	1,132
Change in amortization term or method	15	3,070
Renewal of expired Home Equity Line of Credit loans for additional 10 years	6	213
Renewal of single-payment notes	123	2,459
Total modifications that do not constitute TDRs	518	$40,136

Twelve Months Ended June 30, 2017
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	29	$11,783
Payment extensions for less than 3 months	126	2,693
Maturity date extensions of more than 3 months and up to 6 months	182	29,253
Maturity date extensions of more than 6 months and up to 12 months	316	14,675
Maturity date extensions of more than 12 months	7	3,474
Advances on non-revolving loans or recapitalization	12	4,603
Change in amortization term or method	42	4,884
Renewal of expired Home Equity Line of Credit loans for additional 10 years	19	448
Renewal of single-payment notes	240	5,044
Total modifications that do not constitute TDRs	973	$76,857

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

The Company’s TDRs were $11,024 at June 30, 2018, an increase from $7,897 at December 31, 2017. Accruing TDR loans amounted to $8,337 at June 30, 2018 and $5,134 at December 31, 2017. TDRs with at least six months of current payment history may accrue interest.

	TDR Status as of June 30, 2018
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$2,618	$2,618	$	---	$	---	$	---
Consumer real estate	1,058	918		---		---		140
Commercial real estate	6,153	3,616		---		---		2,537
Commercial non real estate	1,175	1,165		---		---		10
Consumer non real estate	20	20		---		---		---
Total TDR Loans	$11,024	$8,337	$	---	$	---		$2,687

	TDR Status as of December 31, 2017
			Accruing
	Total TDR Loans		Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		1,092		773		174		---		145
Commercial real estate		5,550		2,948		---		---		2,602
Commercial non real estate		1,229		1,214		---		---		15
Consumer non real estate		26		25		---		---		1
Total TDR Loans		$7,897		$4,960		$174	$	---		$2,763

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. The Company modified four loans during the six month period ended June 30, 2018 and modified three loans during the six month period ended June 30, 2017. Please refer to Note 3 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the three and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$671,329	$7,717	4.61%	$652,208	$7,617	4.68%
Taxable securities (5)(6)	347,401	1,746	2.02%	309,598	1,397	1.81%
Nontaxable securities (1)(5)	127,630	1,438	4.52%	131,913	1,877	5.71%
Interest-bearing deposits	50,182	226	1.81%	87,694	231	1.06%
Total interest-earning assets	$1,196,542	$11,127	3.73%	$1,181,413	$11,122	3.78%
Interest-bearing liabilities:
Interest-bearing demand deposits	$623,683	$977	0.63%	$604,936	$852	0.56%
Savings deposits	142,198	52	0.15%	141,291	61	0.17%
Time deposits	108,801	116	0.43%	120,838	135	0.45%
Total interest-bearing liabilities	$874,682	$1,145	0.53%	$867,065	$1,048	0.48%
Net interest income and interest rate spread		$9,982	3.20%		$10,074	3.30%
Net yield on average interest-earning assets			3.35%			3.42%

(1)

Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21% for the three month period ended June 30, 2018 and 35% for the three month period ended June 30, 2017.

(2)	Included in interest income are loan fees of $15 and $70 for the three months ended June 30, 2018 and 2017, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$668,226	$15,337	4.63%	$651,064	$15,233	4.72%
Taxable securities (5)(6)	341,160	3,354	1.98%	309,983	2,799	1.82%
Nontaxable securities (1)(5)	129,470	2,927	4.56%	133,176	3,787	5.73%
Interest-bearing deposits	47,973	398	1.67%	80,050	379	0.95%
Total interest-earning assets	$1,186,829	$22,016	3.74%	$1,174,273	$22,198	3.81%
Interest-bearing liabilities:
Interest-bearing demand deposits	$618,287	$1,882	0.61%	$600,098	$1,671	0.56%
Savings deposits	141,687	107	0.15%	138,921	125	0.18%
Time deposits	111,444	237	0.43%	124,994	280	0.45%
Total interest-bearing liabilities	$871,418	$2,226	0.52%	$864,013	$2,076	0.48%
Net interest income and interest rate spread		$19,790	3.22%		$20,122	3.33%
Net yield on average interest-earning assets			3.36%			3.46%

(1)

Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21% for the six month period ended June 30, 2018 and 35% for the six month period ended June 30, 2017.

(2)	Included in interest income are loan fees of $57 and $186 for the six months ended June 30, 2018 and 2017, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The Company is invested in certain tax-advantaged loans and securities. To calculate the net interest margin, interest income on tax-advantaged investments is grossed up to a fully-taxable equivalent yield. The following tables reconcile net interest income on a GAAP basis to net interest income on a fully-taxable equivalent basis.

	Three Months Ended June 30,
	2018	2017
Net interest income	$9,581	$9,247
Add: taxable equivalent adjustment	401	827
Net interest income, fully taxable equivalent basis	$9,982	$10,074

	Six Months Ended June 30,
	2018	2017
Net interest income	$18,984	$18,457
Add: taxable equivalent adjustment	806	1,665
Net interest income, fully taxable equivalent basis	$19,790	$20,122

The net interest margin decreased 7 basis points when the three month periods ended June 30, 2018 and June 30, 2017 are compared, and 10 basis points with the six month periods ended June 30, 2018 and June 30, 2017 are compared. The decrease in interest rate spread resulted from a decline in the yield on earning assets of 5 basis points for the three month period and 7 basis points for the six month period, and an increase in the cost of interest-bearing liabilities of 5 basis points for the three month period and 4 basis points for the six month period when the periods ended June 30, 2018 and June 30, 2017 are compared..

The yield on loans declined 7 basis points when the three month period ended June 30, 2018 is compared with the same period ended June 30, 2017, and 9 basis points when the six month periods ended June 30, 2018 and June 30, 2017 are compared. The decline stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The decrease in the Company’s tax rate from a marginal rate of 35% in 2017 to 21% in 2018 also reduced the fully taxable-equivalent yield on nontaxable loans when the three and six month periods ended June 30, 2018 and 2017 are compared.

The yield on taxable securities increased 21 basis points when the three month period ended June 30, 2018 is compared with the same period ended June 30, 2017, and increased 16 basis point when the six month periods ended June 30, 2018 and June 30, 2017 are compared. The yield on nontaxable securities decreased 119 basis points when the three month periods ended June 30, 2018 and June 30, 2017 are compared and declined 117 basis points when the six month periods ended June 30, 2018 and June 30, 2017 are compared. As with nontaxable loans, the fully taxable-equivalent yield on nontaxable securities was negatively impacted by the reduction in tax rate.

The increase in the cost of interest-bearing liabilities came from an increase in the cost of interest-bearing demand deposits. The cost of interest-bearing demand deposits increased 7 basis points for the three month period ending June 30, 2018, when compared with the same period ended June 30, 2017 and increased 5 basis points when the six month periods ended June 30, 2018 and June 30, 2017 are compared. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The calculation of the allowance for loan losses resulted in a provision for loan losses of $342 for the three month period ended June 30, 2018, compared with a provision for loan losses of $464, for the same period ended June 30, 2017. For the six month period ended June 30, 2018, the Company recovered $130, compared with a provision of $523 for the six month period ended June 30, 2017. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at June 30, 2018 was 1.10%, which compares to 1.19% at December 31, 2017 and 1.28% at June 30, 2018. The net charge-off ratio was 0.06% for the six months ended June 30, 2018, 0.14% for the six months ended June 30, 2017 and 0.08% for the year ended December 31, 2017. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	June 30, 2018	June 30, 2017	Percent Change
Service charges on deposits	$694	$692	0.29%
Other service charges and fees	34	41	(17.07)%
Credit and debit card fees	365	295	23.73%
Trust fees	374	361	3.60%
BOLI income	228	146	56.16%
Other income	173	192	(9.90)%
Realized securities gain, net	---	4	NR

	Six Months Ended
	June 30, 2018	June 30, 2017	Percent Change
Service charges on deposits	$1,364	$1,357	0.52%
Other service charges and fees	67	110	(39.09)%
Credit and debit card fees	709	539	31.54%
Trust fees	776	762	1.84%
BOLI income	456	289	57.79%
Other income	519	520	(0.19)%
Realized securities gain, net	---	4	NR

Service charges on deposit accounts increased slightly for the three and six month periods ended June 30, 2018 when compared with the same periods ended June 30, 2017. Other service charges and fees decreased when the three and six month periods ended June 30, 2018 are compared with the same periods ended June 30, 2017. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Service charges on deposits and other service charges and fees are subject to normal business fluctuation and are not due to changes in fee structure.

Credit and debit card fees are presented net of interchange expense. Credit and debit card fees increased $70 for the three months and $170 for the six months ended June 30, 2018, when compared with the same periods last year. During the latter half of 2017, the Company sold its merchant processing business, which resulted in a decline in associated merchant interchange expense when the three and six month periods ended June 30, 2018 and June 30, 2017 are compared. Credit and debit card fees are based on volume and other factors.

Income from trust fees increased $13 for the three months and $14 for the six months ended June 30, 2018, compared with the same periods ended June 30, 2017. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income increased $82 for the three months and $167 for the six months ended June 30, 2018 compared with the same periods ended June 30, 2017. The Company purchased $10 million in additional BOLI investments on June 30, 2017.

Other income includes fees on the sale of secondary-market mortgages, net gains from the sale of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. These areas fluctuate with market conditions and competitive factors. Other income decreased $19 for the three month and $1 for the six months ended June 30, 2018, when compared with the same periods ended June 30, 2017.

The Company realized net securities gains of $4 during the second quarter of 2017. Net realized securities gains and losses are market driven and have resulted from calls of securities.

Noninterest Expense

	Three Months Ended
	June 30, 2018	June 30, 2017	Percent Change
Salaries and employee benefits	$3,545	$3,419	3.69%
Occupancy, furniture and fixtures	491	469	4.69%
Data processing and ATM	607	542	11.99%
FDIC assessment	90	91	(1.10)%
Intangibles amortization	12	12	---
Net costs of other real estate owned	164	55	198.18%
Franchise taxes	320	329	(2.74)%
Write-down of insurance receivable	287	---	NR
Other operating expenses	908	1,057	(14.10)%

	Six Months Ended
	June 30, 2018	June 30, 2017	Percent Change
Salaries and employee benefits	$7,239	$6,942	4.28%
Occupancy, furniture and fixtures	963	907	6.17%
Data processing and ATM	1,340	1,108	20.94%
FDIC assessment	181	186	(2.69)%
Intangibles amortization	25	43	(41.86)%
Net costs of other real estate owned	249	84	196.43%
Franchise taxes	651	651	---
Write-down of insurance receivable	2,010	---	NR
Other operating expenses	1,930	2,336	(17.38)%

Total noninterest expense increased $450 or 7.53% for the three month period ended June 30, 2018 when compared with the same period of 2017. When the six month periods ended June 30, 2018 and 2017 are compared, total noninterest expense increased $2,331 or 19.02%. The increase stemmed primarily from the write down of an insurance receivable, increases in data processing and ATM and net costs of other real estate owned.

Salaries and employee benefits increased $126 or 3.69% for the three month period ended June 30, 2018 when compared with the same period in 2017. When the six month periods ended June 30, 2018 and 2017 are compared, salaries and employee benefits increased $297 or 4.28%. This expense category includes employee salaries, payroll taxes, insurance and fringe benefits, ESOP contribution accruals, the service component of net periodic pension cost, and salary continuation expenses. A decrease in salary expense of $181 was offset by increases in payroll taxes of $61, fringe benefits of $123, and pension servicing cost of $139. Please refer to Note 1: General for information on adoption of pension accounting guidance effective January 1, 2018.

Occupancy, furniture and fixtures expense increased $22 or 4.69% when the three month periods ended June 30, 2018 and June 30, 2017 are compared. When the six month periods ended June 30, 2018 and 2017 are compared, occupancy, furniture and fixtures expense increased $56 or 6.17%. The increases are the result of normal business investments.

Data processing and ATM expense increased $65 for the three month period and $232 for the six month period ended June 30, 2018, compared with the same periods in 2017, due to infrastructure upgrades.

FDIC assessment expense decreased $1 for the three month period and $5 for the six month period ended June 30, 2018 when compared with the same periods of 2017. The FDIC assessment is accrued based on a method provided by the FDIC. The calculation is based on average assets divided by average tangible equity and incorporates risk-based factors to determine the amount of the assessment.

Core deposit intangibles are the result of prior merger and acquisition activity and are amortized over a period of years. Certain of the Company’s intangible assets became fully amortized during 2017. This accounted for the decline in intangibles amortization expense of $18 for the six month period ended June 30, 2018, compared with the same period of 2017.

Net costs of other real estate owned increased $109 for the three month period and $165 for six month period ended June 30, 2018, compared with the same periods in 2017. The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense. Write downs on OREO properties were $205 for the six months ended June 30, 2018, compared with $53 for the six months ended June 30, 2017. The Company recognized a loss on the sale of OREO of $12 for the six months ended June 30, 2018, compared with a gain of $4 for the six months ended June 30, 2017.

Franchise tax expense for the three month and six month periods ended June 30, 2018 were at a similar level to the same periods ended June 30, 2017. Franchise tax is based on capital levels of the subsidiary bank.

The Company recognized an expense of $2,010 during the six month period ended June 30, 2018, of which $287 was recognized during the three month period ended June 30, 2018. The expense reduced the insurance receivable related to a cybersecurity breach. During the first quarter of 2018, the expense of $1,723 was recognized in order to present management’s best estimate of the pending insurance claim. During the second quarter, the insurance carrier communicated its determination of the claim, resulting in an additional write-down. The Company is pursuing legal action against the insurance carrier. Please see the discussion under the section “Cybersecurity Risks and Incidents” below.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. Other operating expense decreased $149 or 14.10% for the three month period and $406 or 17.38% for the six month period ended June 30, 2018, compared with the same periods of 2017. The decrease is related to consulting and advisory services for the cybersecurity breach and non-service components of net periodic pension cost. During the first half of 2017, the Company incurred $242 in consulting and advisory expenses related to the cybersecurity breach (discussed in further detail below). Consulting and advisory expense for the first half of 2018 was $18. Expense for non-service components of net periodic pension cost decreased $221 when the six month periods ended June 30, 2018 and June 30, 2017 are compared.

Cybersecurity Risks and Incidents

As disclosed in previous reports, the Company’s computer system experienced two cyber intrusions, one in May of 2016 and one in January of 2017. The theft of funds totaled $2,408. The Company notified all affected customers, restored all funds so that no customer experienced a loss, and filed a claim with its insurance carrier.

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

The Company filed an insurance claim in 2017 for both of the breaches. During the first quarter of 2018, the Company received informal communication from the carrier and estimated that under a worst-case scenario, the carrier would reimburse $337. Management wrote down the insurance receivable by $1,723, with the expectation that litigation would ultimately result in recovery. During the second quarter of 2018, the insurance carrier responded with an offer of $50, resulting in an additional write-down of $287. The Company is vigorously pursuing litigation to recover the full amount of the breaches and legal costs. If the Company recovers amounts in excess of the receivable, it will recognize a gain in the period of recovery.

The Company has a program to identify, mitigate and manage its cybersecurity risks. The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, and firewall management, ongoing employee training, email and web protections, an intrusion prevention system and an additional targeted cybersecurity insurance policy. Cybersecurity costs other than the insurance receivable write-down include legal fees, system monitoring and protection and insurance and totaled $116 for the six months ended June 30, 2018. Cybersecurity costs for the six months ended June 30, 2017 included breach investigation, system monitoring and protection and totaled $311. These costs are included in various categories of noninterest expense.

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

Income Tax

The Tax Cuts and Jobs Act (“the Act”) was enacted December 22, 2017 and took effect January 1, 2018. The Act reduced the Company’s statutory tax rate from a marginal rate of 35% to a flat 21%. The Company’s effective tax rate for the three month period ended June 30, 2018 was 13.71%, compared with 21.37% for the three month period ended June 30, 2017.  The Company’s effective tax rate for the six month period ended June 30, 2018 was 12.83%, compared with 22.02% for the six month period ended June 30, 2017.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	June 30, 2018	December 31, 2017	Percent Change
Interest-bearing deposits	$47,973	$71,603	(33.00)%
Securities available for sale and restricted stock	351,553	310,499	13.22%
Securities held to maturity	111,145	131,602	(15.54)%
Loans, net	660,348	644,998	2.38%
Total assets	1,255,003	1,235,755	1.56%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$186,478	$178,708	4.35%
Interest-bearing demand deposits	618,287	598,661	3.28%
Savings deposits	141,687	140,997	0.49%
Time deposits	111,444	120,220	(7.30)%
Stockholders’ equity	185,103	184,540	0.31%

Securities

During the second quarter of 2018, the Company reclassified all held to maturity securities as available for sale. At the time of transfer, the securities were recorded at fair value of $119,790 and an unrealized gain of $891, net of tax was recorded in accumulated other comprehensive income.

Management regularly monitors the quality of the securities portfolio and closely follows the uncertainty in the economy and the volatility of financial markets.  The value of individual securities will be written down if the decline in fair value is considered to be other than temporary based upon the totality of circumstances. See Note 4: Securities for additional information.

Loans

	June 30, 2018	December 31, 2017	Percent Change
Real estate construction loans	$36,223	$34,694	4.41%
Consumer real estate loans	170,248	166,965	1.97%
Commercial real estate loans	340,582	340,414	0.05%
Commercial non real estate loans	46,501	40,518	14.77%
Public sector and IDA	60,010	51,443	16.65%
Consumer non real estate	37,906	34,648	9.40%
Less: unearned income and deferred fees and costs	(607)	(613)	0.98%
Loans, net of unearned income and deferred fees and costs	$690,863	$668,069	3.41%

The Company’s loans, net of unearned income and deferred fees and costs increased $22,794 or 3.41% from $668,069 at December 31, 2017 to $690,863 at June 30, 2018. All loan categories increased from December 31, 2017 with the largest growth in commercial loans and public sector and IDA loans.

Deposits

	June 30, 2018	December 31, 2017	Percent Change
Noninterest-bearing demand deposits	$195,949	$182,511	7.36%
Interest-bearing demand deposits	625,447	622,189	0.52%
Saving deposits	141,943	140,150	1.28%
Time deposits	105,442	114,884	(8.22)%
Total deposits	$1,068,781	$1,059,734	0.85%

Total deposits increased $9,047 or 0.85% from $1,059,734 at December 31, 2017 to $1,068,781 at June 30, 2018. Increases in noninterest-bearing demand, interest-bearing demand and savings deposits totaled $18,489 when June 30, 2018 is compared with December 31, 2017. These increases were offset by a decrease in time deposits of $9,442 when June 30, 2018 is compared with December 31, 2017. Continued low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers appear unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank advances. At June 30, 2018, the bank did not have discount window borrowings, short-term borrowings, or FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

The Company considers its security portfolio for typical liquidity needs, within accounting, legal and strategic parameters. Prior to the second quarter of 2018, the securities portfolio was segregated into available-for-sale and held-to-maturity. During the second quarter of 2018, the Company re-classified all its held-to-maturity securities to available-for-sale. Portions of the securities portfolio are pledged to meet state requirements for public funds deposits. Discount window borrowings also require pledged securities. Increased/decreased liquidity from public funds deposits or discount window borrowings results in increased/decreased liquidity from pledging requirements. The Company monitors public funds pledging requirements and unpledged available-for-sale securities accessible for liquidity needs.

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. At June 30, 2018, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At June 30, 2018, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At June 30, 2018, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At June 30, 2018, the loan to deposit ratio was 64.64%, slightly below policy levels. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

Capital Resources

Total stockholders’ equity at June 30, 2018 was $185,851, an increase of $955 or 0.52%, from the $184,896 at December 31, 2017.

Risk based capital ratios are shown in the following table.

	Ratios at June 30, 2018	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	23.01%	4.50%	6.375%
Tier I Capital Ratio	23.01%	6.00%	7.875%
Total Capital Ratio	23.92%	8.00%	9.875%
Leverage Ratio	15.36%	4.00%	5.875%

Risk-based capital ratios are calculated in compliance with Federal Reserve rules based on Basel III capital requirements. The Company’s ratios are well above the required minimums at June 30, 2018.

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

The Company sells mortgages on the secondary market for which there are recourse agreements should the borrower default. Mortgages must meet strict underwriting and documentation requirements for the sale to be completed. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of June 30, 2018. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the three months ended June 30, 2018, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at June 30, 2018. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material as of June 30, 2018 and have not changed materially from those which were disclosed in the Company’s 2017 Form 10-K.

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

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2018 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

NATIONAL BANKSHARES, INC.

Date: August 8, 2018	/s/ F. Brad Denardo
F. Brad Denardo President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8K filed on July 9, 2014)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xiii)	Second Amendment, dated September 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)

*10(xv)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xvi)	Salary Continuation Agreement dated May 24, 2013 between The National Bank of Blacksburg and Paul A. Mylum	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 8, 2018)
*10(xvii)	Second Salary Continuation Agreement dated July 1, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on July 20, 2016)
*10(xviii)	Salary Continuation Agreement dated February 6, 2006 between The National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xix)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xx)	Second Amendment, dated September 12, 2008, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xxi)	Third Amendment, dated September 22, 2016, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	(incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10K for fiscal year ended December 31, 2017)
+31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
+31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 are formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Statements of Income for the three and six month periods ended June 30, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2018 and 2017; (iii)Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

(included herewith)

*     Indicates a management contract or compensatory plan.