Form 10-Q
period 2018-09-30
NATIONAL BANKSHARES INC
filed 2018-11-07
CIK 796534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[ ] Yes   [x] No

Note: the text of Form 10-Q does not, and this amendment will not, appear in the Code of Federal Regulations.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

[ ] Yes   [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1.25 Par Value	Outstanding at November 6, 2018 6,957,974

(This report contains 64 pages)

NATIONAL BANKSHARES, INC. AND SUBSIDIARIES

Form 10-Q

Part I

Item 1. Financial Statements	Financial Information

National Bankshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(in thousands, except share and per share data)	2018	2017
Assets
Cash and due from banks	$11,533	$12,926
Interest-bearing deposits	28,328	51,233
Securities available for sale, at fair value	448,485	331,387
Securities held to maturity (fair value of $130,113 at December 31, 2017)	---	127,164
Restricted stock, at cost	2,708	1,200
Loans held for sale	1,027	260
Loans:
Loans, net of unearned income and deferred fees and costs	701,834	668,069
Less allowance for loan losses	(7,713)	(7,925)
Loans, net	694,121	660,144
Premises and equipment, net	8,727	8,221
Accrued interest receivable	5,589	5,297
Other real estate owned, net	2,214	2,817
Intangible assets and goodwill	5,861	5,898
Bank-owned life insurance	34,434	33,756
Other assets	15,262	16,454
Total assets	$1,258,289	$1,256,757

Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$199,953	$182,511
Interest-bearing demand deposits	584,305	622,189
Savings deposits	141,751	140,150
Time deposits	96,167	114,884
Total deposits	1,022,176	1,059,734
Other borrowed funds	35,000	---
Accrued interest payable	165	62
Other liabilities	12,791	12,065
Total liabilities	1,070,132	1,071,861
Commitments and contingencies
Stockholders' Equity
Preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock of $1.25 par value. Authorized 10,000,000 shares; issued and outstanding 6,957,974 shares at September 30, 2018 and at December 31, 2017	8,698	8,698
Retained earnings	193,445	185,893
Accumulated other comprehensive loss, net	(13,986)	(9,695)
Total stockholders' equity	188,157	184,896
Total liabilities and stockholders' equity	$1,258,289	$1,256,757

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Three Months Ended September 30, 2018 and 2017

(Unaudited)

	September 30,	September 30,
(in thousands, except share and per share data)	2018	2017
Interest Income
Interest and fees on loans	$8,005	$7,473
Interest on interest-bearing deposits	111	224
Interest on securities – taxable	1,771	1,426
Interest on securities – nontaxable	1,058	1,178
Total interest income	10,945	10,301

Interest Expense
Interest on time deposits	107	130
Interest on other deposits	1,034	891
Interest on borrowed funds	104	---
Total interest expense	1,245	1,021
Net interest income	9,700	9,280
Provision for loan losses	223	201
Net interest income after provision for loan losses	9,477	9,079

Noninterest Income
Service charges on deposit accounts	673	710
Other service charges and fees	20	42
Credit and debit card fees	362	315
Trust income	355	365
BOLI income	222	233
Other income	282	215
Realized securities gain, net	---	4
Total noninterest income	1,914	1,884

Noninterest Expense
Salaries and employee benefits	3,639	3,478
Occupancy and furniture and fixtures	433	459
Data processing and ATM	684	565
FDIC assessment	88	93
Intangible assets amortization	12	13
Net costs of other real estate owned	274	58
Franchise taxes	314	332
Other operating expenses	1,019	1,033
Total noninterest expense	6,463	6,031
Income before income taxes	4,928	4,932
Income tax expense	677	1,147
(continued)

Net Income	$4,251	$3,785
Basic net income per common share	$0.61	$0.54
Fully diluted net income per common share	$0.61	$0.54
Weighted average number of common shares outstanding – basic and diluted	6,957,974	6,957,974
Dividends declared per common share	---	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended September 30, 2018 and 2017

(Unaudited)

	September 30,	September 30,
(in thousands)	2018	2017
Net Income	$4,251	$3,785

Other Comprehensive Loss, Net of Tax
Unrealized holding loss on available for sale securities net of tax of ($517) and ($219) for the periods ended September 30, 2018 and 2017, respectively	(1,945)	(407)
Reclassification adjustment for gain included in net income, net of tax of ($1) for the period ended September 30, 2017	---	(3)
Other comprehensive loss, net of tax	(1,945)	(410)
Total Comprehensive Income	$2,306	$3,375

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Income

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	September 30,	September 30,
(in thousands, except share and per share data)	2018	2017
Interest Income
Interest and fees on loans	$23,159	$22,379
Interest on interest-bearing deposits	509	603
Interest on securities – taxable	5,125	4,225
Interest on securities – nontaxable	3,362	3,627
Total interest income	32,155	30,834

Interest Expense
Interest on time deposits	344	410
Interest on other deposits	3,023	2,687
Interest on borrowed funds	104	---
Total interest expense	3,471	3,097
Net interest income	28,684	27,737
Provision for loan losses	93	724
Net interest income after provision for loan losses	28,591	27,013

Noninterest Income
Service charges on deposit accounts	2,037	2,067
Other service charges and fees	87	152
Credit and debit card fees	1,071	854
Trust income	1,131	1,127
BOLI income	678	522
Other income	801	735
Realized securities gain, net	---	8
Total noninterest income	5,805	5,465

Noninterest Expense
Salaries and employee benefits	10,878	10,420
Occupancy and furniture and fixtures	1,396	1,366
Data processing and ATM	2,024	1,673
FDIC assessment	269	279
Intangible assets amortization	37	56
Net costs of other real estate owned	523	142
Franchise taxes	965	983
Write-down of insurance receivable	2,010	---
Other operating expenses	2,949	3,369
Total noninterest expense	21,051	18,288
Income before income taxes	13,345	14,190
Income tax expense	1,757	3,186
(continued)

Net Income	$11,588	$11,004
Basic net income per common share	$1.67	$1.58
Fully diluted net income per common share	$1.67	$1.58
Weighted average number of common shares outstanding – basic and diluted	6,957,974	6,957,974
Dividends declared per common share	$0.58	$0.56

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	September 30,	September 30,
(in thousands)	2018	2017
Net Income	$11,588	$11,004

Other Comprehensive Income (Loss), Net of Tax
Unrealized holding gain (loss) on available for sale securities net of tax of ($1,378) and $1,235 for the periods ended September 30, 2018 and 2017, respectively	(5,182)	2,294
Unrealized holding gain on securities transferred from held to maturity to available for sale, net of tax of $237 for the period ended September 30, 2018	891	---
Reclassification adjustment for gain included in net income, net of tax of ($1) for the period ended September 30, 2017.	---	(3)
Other comprehensive income (loss), net of tax	(4,291)	2,291
Total Comprehensive Income	$7,297	$13,295

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2018 and 2017

(in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at June 30, 2017	$8,698	$181,546	$(5,958)	$184,286
Net income	---	3,785	---	3,785
Other comprehensive loss, net of tax of ($220)	---	---	(410)	(410)
Balances at September 30, 2017	$8,698	185,331	(6,368)	187,661

Balances at June 30, 2018	$8,698	$189,194	$(12,041)	$184,851
Net income	---	4,251	---	4,251
Other comprehensive loss, net of tax of ($517)	---	---	(1,945)	(1,945)
Balances at September 30, 2018	$8,698	$193,445	$(13,986)	$188,157

See accompanying notes to consolidated financial statements.

Nine Months Ended September 30, 2018 and 2017

(in thousands)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2016	$8,698	$178,224	$(8,659)	$178,263
Net income	---	11,004	---	11,004
Dividends $0.56 per share	---	(3,897)	---	(3,897)
Other comprehensive income, net of tax of $1,234	---	---	2,291	2,291
Balances at September 30, 2017	$8,698	185,331	(6,368)	187,661

Balances at December 31, 2017	$8,698	$185,893	$(9,695)	$184,896
Net income	---	11,588	---	11,588
Dividends $0.58 per share	---	(4,036)	---	(4,036)
Other comprehensive loss, net of tax of ($1,141)	---	---	(4,291)	(4,291)
Balances at September 30, 2018	$8,698	$193,445	$(13,986)	$188,157

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	September 30,	September 30,
(in thousands)	2018	2017
Cash Flows from Operating Activities
Net income	$11,588	$11,004
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	93	724
Depreciation of bank premises and equipment	595	601
Amortization of intangibles	37	56
Amortization of premiums and accretion of discounts, net	43	44
Gain on sales and calls of securities available for sale, net	---	(4)
Gain on calls of securities held to maturity, net	---	(4)
Loss and write-down on other real estate owned, net	464	79
Increase in cash value of bank-owned life insurance	(678)	(522)
Origination of mortgage loans held for sale	(11,032)	(9,666)
Proceeds from sale of mortgage loans held for sale	10,430	9,777
Gain on sale of mortgage loans held for sale	(165)	(138)
Write-down of insurance receivable	2,010	---
Net change in:
Accrued interest receivable	(292)	137
Other assets	323	(1,661)
Accrued interest payable	103	(4)
Other liabilities	726	616
Net cash provided by operating activities	14,245	11,039

Cash Flows from Investing Activities
Net change in interest-bearing deposits	22,905	22,008
Proceeds from calls, principal payments, sales and maturities of securities available for sale	22,424	10,589
Proceeds from calls, principal payments and maturities of securities held to maturity	6,430	6,466
Purchase of securities available for sale	(24,263)	(12,081)
Purchases of securities held to maturity	---	(1,319)
Net change in restricted stock	(1,508)	(30)
Purchase of BOLI	---	(10,000)
Purchase of loan participations	(7,726)	(1,296)
Collection of loan participations	856	751
Loan originations and principal collections, net	(27,382)	(12,851)
Proceeds from sale of other real estate owned	139	251
Recoveries on loans charged off	182	138
Proceeds from sale and purchases of premises and equipment, net	(1,101)	(207)
Net cash used in investing activities	(9,044)	2,419
(continued)

Cash Flows from Financing Activities
Net change in time deposits	(18,717)	(11,895)
Net change in other deposits	(18,841)	426
Cash dividends paid	(4,036)	(3,897)
Borrowing advances	35,000	---
Net cash used in financing activities	(6,594)	(15,366)
Net change in cash and due from banks	(1,393)	(1,908)
Cash and due from banks at beginning of period	12,926	13,974
Cash and due from banks at end of period	$11,533	$12,066

Supplemental Disclosures of Cash Flow Information
Interest paid on deposits and borrowed funds	$3,368	$3,101
Income taxes paid	1,054	2,872

Supplemental Disclosure of Noncash Activities
Loans charged against the allowance for loan losses	$487	$689
Loans transferred to other real estate owned	---	97
Unrealized net gain (loss) on securities available for sale	(6,560)	3,525
Unrealized net gain on securities transferred from held to maturity to available for sale	1,128	---
Fair value of securities transferred from held to maturity to available for sale	119,790	---

See accompanying notes to consolidated financial statements.

National Bankshares, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

$ in thousands, except per share data

Note 1: General

The consolidated financial statements of National Bankshares, Inc. (“NBI”) and its wholly-owned subsidiaries, The National Bank of Blacksburg (“NBB”) and National Bankshares Financial Services, Inc. (“NBFS”) (collectively, the “Company”), conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the nine month period ended September 30, 2018 are not necessarily indicative of results of operations for the full year or any other interim period.  The interim period consolidated financial statements and financial information included in this Form 10-Q should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2017 Form 10-K.  The Company posts all reports required to be filed under the Securities and Exchange Act of 1934 on its web site at www.nationalbankshares.com.

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

Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, merchant income, bank-financed sales of other real estate owned and annuity and insurance commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross vs. net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change (i.e., cost previously recorded as expense is now recorded as contra-revenue). The Company identified $2,093 previously presented as credit card processing expense for the nine months ended September 30, 2017 and $715 for the three months ended September 30, 2017, and reclassified it to net against credit card fee income. The Company adopted ASU 2014-09 and its related amendments on its required effective date of January 1, 2018 utilizing the full retrospective approach. There was no impact to net income. Consistent with the full retrospective approach, the Company adjusted prior period amounts for the debit and credit card costs reclassifications noted above.

ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP. The provisions of the ASU that apply to the Company are as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (6) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (4) above, the Company measured the fair value of its loan portfolio and time deposit portfolio as of September 30, 2018 using an exit price notion (see Note 14 Fair Value of Assets and Liabilities).

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

Note 2:     Loan Portfolio

The loan portfolio, excluding loans held for sale, was comprised of the following.

	September 30, 2018	December 31, 2017
Real estate construction	$42,548	$34,694
Consumer real estate	171,679	166,965
Commercial real estate	346,756	340,414
Commercial non real estate	44,497	40,518
Public sector and IDA	59,369	51,443
Consumer non real estate	37,587	34,648
Gross loans	702,436	668,682
Less unearned income and deferred fees and costs	(602)	(613)
Loans, net of unearned income and deferred fees and costs	$701,834	$668,069

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

Troubled debt restructurings impact the estimation of the appropriate level of the allowance for loan losses. If the restructuring included forgiveness of a portion of principal or accrued interest, the charge-off is included in the historical charge-off rates applied to the collective evaluation methodology. Restructured loans are individually evaluated for impairment, and the amount of a restructured loan’s book value in excess of its fair value is accrued as a specific allocation in the allowance for loan losses. If a TDR loan payment exceeds 90 days past due, it is examined to determine whether the late payment indicates collateral dependency or cash flows below those that were used in the fair value measurement. TDRs, as well as all impaired loans, that are determined to be collateral dependent are charged down to fair value. Deficiencies indicated by impairment measurements for TDRs that are not collateral dependent may be accrued in the allowance for loan losses or charged off if deemed uncollectible.

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

A detailed analysis showing the allowance roll-forward by portfolio segment and related loan balance by segment follows.

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2018
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925
Charge-offs	---	(36)	---	(107)	---	(344)	---	(487)
Recoveries	---	2	37	22	---	121	---	182
Provision for (recovery of) loan losses	137	185	(42)	(305)	151	240	(273)	93
Balance, September 30, 2018	$474	$2,178	$3,039	$682	$570	$724	$46	$7,713

	Activity in the Allowance for Loan Losses for the Nine Months Ended September 30, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300
Charge-offs	---	(146)	(122)	(73)	---	(348)	---	(689)
Recoveries	---	1	44	14	---	79	---	138
Provision for (recovery of) loan losses	(140)	337	33	111	55	357	(29)	724
Balance, September 30, 2017	$298	$2,022	$3,693	$1,115	$385	$732	$228	$8,473

	Activity in the Allowance for Loan Losses for the Year Ended December 31, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA	Consumer Non Real Estate	Unallocated	Total
Balance, December 31, 2016	$438	$1,830	$3,738	$1,063	$330	$644	$257	$8,300
Charge-offs	---	(146)	(139)	(82)	---	(452)	---	(819)
Recoveries	---	1	131	23	---	132	---	287
Provision for (recovery of) loan losses	(101)	342	(686)	68	89	383	62	157
Balance, December 31, 2017	$337	$2,027	$3,044	$1,072	$419	$707	$319	$7,925

	Allowance for Loan Losses as of September 30, 2018
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate		Unallocated		Total
Individually evaluated for impairment	$	---	$14	$	---	$142	$	---	$	---	$	---	$156
Collectively evaluated for impairment		474	2,164		3,039	540		570		724		46	7,557
Total		$474	$2,178		$3,039	$682		$570		$724		$46	$7,713

	Allowance for Loan Losses as of December 31, 2017
	Real Estate Construction		Consumer Real Estate	Commercial Real Estate		Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$	---	$16	$	---	$160	$	---	$1	$	---	$177
Collectively evaluated for impairment		337	2,011		3,044	912		419	706		319	7,748
Total		$337	$2,027		$3,044	$1,072		$419	$707		$319	$7,925

	Loans as of September 30, 2018
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$2,470	$1,688	$6,610	$1,149	$	---	$17	$	---	$11,934
Collectively evaluated for impairment	40,078	169,991	340,146	43,348		59,369	37,570		---	690,502
Total	$42,548	$171,679	$346,756	$44,497		$59,369	$37,587	$	---	$702,436

	Loans as of December 31, 2017
	Real Estate Construction	Consumer Real Estate	Commercial Real Estate	Commercial Non Real Estate	Public Sector and IDA		Consumer Non Real Estate	Unallocated		Total
Individually evaluated for impairment	$2,882	$1,267	$6,516	$1,229	$	---	$30	$	---	$11,924
Collectively evaluated for impairment	31,812	165,698	333,898	39,289		51,443	34,618		---	656,758
Total	$34,694	$166,965	$340,414	$40,518		$51,443	$34,648	$	---	$668,682

A summary of ratios for the allowance for loan losses follows.

	As of and for the
	Nine Months Ended September,		Year Ended December 31,
	2018	2017	2017
Ratio of allowance for loan losses to the end of period loans, net of unearned income and deferred fees and costs	1.10%	1.28%	1.19%
Ratio of net charge-offs to average loans, net of unearned income and deferred fees and costs(1)	0.06%	0.11%	0.08%

(1)	Net charge-offs are on an annualized basis.

A summary of nonperforming assets follows.

	September 30,		December 31,
	2018	2017	2017
Nonperforming assets:
Nonaccrual loans	$220	$7	$6
Restructured loans in nonaccrual	2,856	3,149	2,763
Total nonperforming loans	3,076	3,156	2,769
Other real estate owned, net	2,214	2,923	2,817
Total nonperforming assets	$5,290	$6,079	$5,586
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.75%	0.92%	0.83%
Ratio of allowance for loan losses to nonperforming loans(1)	250.75%	268.47%	286.20%

(1)

The Company defines nonperforming loans as nonaccrual loans and restructured loans that are nonaccrual. Nonperforming loans do not include loans 90 days past due and still accruing or accruing restructured loans.

A summary of loans past due 90 days or more and impaired loans follows.

	September 30,				December 31,
	2018		2017		2017
Loans past due 90 days or more and still accruing		$63		$250	$51
Ratio of loans past due 90 days or more and still accruing to loans, net of unearned income and deferred fees and costs		0.01%		0.04%	0.01%
Accruing restructured loans		$7,843		$4,815	$5,134
Impaired loans:
Impaired loans with no valuation allowance		$10,530		$10,522	$10,444
Impaired loans with a valuation allowance		1,404		1,637	1,480
Total impaired loans		$11,934		$12,159	$11,924
Valuation allowance		(156)		(186)	(177)
Impaired loans, net of allowance		$11,778		$11,973	$11,747
Average recorded investment in impaired loans(1)		$12,684		$12,541	$13,344
Interest income recognized on impaired loans, after designation as impaired		$414		$387	$528
Amount of income recognized on a cash basis	$	---	$	---	$ ---

(1)      Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

Nonaccrual loan relationships that meet the Company’s balance threshold of $250 and all TDRs are designated as impaired. The Company also designates as impaired other loan relationships that meet the Company’s balance threshold of $250 and for which the Company does not expect to collect according to the note’s contractual terms. No interest income was recognized on nonaccrual loans for the nine months ended September 30, 2018 or September 30, 2017 or for the year ended December 31, 2017.

A detailed analysis of investment in impaired loans, associated reserves and interest income recognized, segregated by loan class follows.

	Impaired Loans as of September 30, 2018
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1)for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction, other	$2,470	$2,470	$2,470	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	928	882	707		175		10
Residential closed-end junior liens	150	150	---		150		4
Investor-owned residential real estate	678	656	656		---		---
Commercial Real Estate(2)
Multifamily	294	294	294		---		---
Commercial real estate, owner-occupied	3,529	3,520	3,520		---		---
Commercial real estate, other	3,152	2,796	2,796		---		---
Commercial Non Real Estate(2)
Commercial and industrial	1,158	1,149	70		1,079		142
Consumer Non Real Estate(2)
Automobile	17	17	17		---		---
Total	$12,376	$11,934	$10,530		$1,404		$156

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	Impaired Loans as of December 31, 2017
	Principal Balance	Total Recorded Investment(1)	Recorded Investment(1) for Which There is No Related Allowance	Recorded Investment(1) for Which There is a Related Allowance		Related Allowance
Real Estate Construction(2)
Construction 1-4 family residential	$2,882	$2,882	$2,882	$	---	$	---
Consumer Real Estate(2)
Residential closed-end first liens	807	768	590		178		10
Residential closed-end junior liens	174	174	---		174		6
Investor-owned residential real estate	347	325	325		---		---
Commercial Real Estate(2)
Multifamily real estate	303	303	303		---		---
Commercial real estate, owner occupied	3,619	3,611	3,611		---		---
Commercial real estate, other	2,921	2,602	2,602		---		---
Commercial Non Real Estate(2)
Commercial and industrial	1,236	1,229	126		1,103		160
Consumer Non Real Estate(2)
Automobile	30	30	5		25		1
Total	$12,319	$11,924	$10,444		$1,480		$177

(1)	Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.
(2)	Only classes with impaired loans are shown.

The following tables show the average recorded investment and interest income recognized for impaired loans.

	For the Nine Months Ended September 30, 2018
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$2,697	$108
Consumer Real Estate(2)
Residential closed-end first liens	891	40
Residential closed-end junior liens	162	7
Investor-owned residential real estate	661	18
Commercial Real Estate(2)
Multifamily real estate	298	12
Commercial real estate, owner occupied	3,934	145
Commercial real estate, other	2,829	55
Commercial Non Real Estate(2)
Commercial and industrial	1,188	28
Consumer Non Real Estate(2)
Automobile	24	1
Total	$12,684	$414

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Nine Months Ended September 30, 2017
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$3,323	$133
Consumer Real Estate(2)
Residential closed-end first liens	1,107	30
Residential closed-end junior liens	188	8
Investor-owned residential real estate	333	12
Commercial Real Estate(2)
Multifamily real estate	310	12
Commercial real estate, owner occupied	3,420	140
Commercial real estate, other	2,658	45
Commercial Non Real Estate(2)
Commercial and industrial	1,187	6
Consumer Non Real Estate
Automobile	15	1
Total	$12,541	$387

(1)     Recorded investment is net of charge-offs and interest paid while a loan is in nonaccrual status.

(2)     Only classes with impaired loans are shown.

	For the Year Ended December 31, 2017
	Average Recorded Investment(1)	Interest Income Recognized
Real Estate Construction(2)
Construction 1-4 family residential	$3,298	$177
Consumer Real Estate(2)
Residential closed-end first liens	781	57
Residential closed-end junior liens	185	11
Investor-owned residential real estate	329	1
Commercial Real Estate(2)
Multifamily real estate	748	16
Commercial real estate, owner occupied	4,047	200
Commercial real estate, other	2,638	---
Commercial Non Real Estate(2)
Commercial and industrial	1,282	64
Consumer Non Real Estate(2)
Automobile	36	2
Total	$13,344	$528

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

An analysis of past due and nonaccrual loans follows.

September 30, 2018
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(2)
Consumer Real Estate(1)
Equity lines	70	---	---	---
Residential closed-end first liens	1,388	63	38	163
Residential closed-end junior liens	12	---	---	---
Investor-owned residential real estate	54	---	---	200
Commercial Real Estate(1)
Multifamily real estate	294	195	---	195
Commercial real estate, owner-occupied	379	---	---	---
Commercial real estate, other	---	2,510	---	2,510
Commercial Non Real Estate(1)
Commercial and industrial	196	---	---	8
Consumer Non Real Estate(1)
Credit cards	7	5	5	---
Automobile	322	10	10	---
Other consumer loans	46	10	10	---
Total	$2,768	$2,793	$63	$3,076

(1)     Only classes with past-due or nonaccrual loans are shown.

(2)     Includes current and past due loans in nonaccrual status. Includes impaired loans in nonaccrual status.

December 31, 2017
	30 – 89 Days Past Due and Accruing	90 or More Days Past Due	90 or More Days Past Due and Accruing	Nonaccruals(2)
Consumer Real Estate(1)
Residential closed-end first liens	$637	$16	$11	$145
Residential closed-end junior liens	188	---	---	---
Investor-owned residential real estate	66	---	---	6
Commercial Real Estate(1)
Multifamily real estate	303	---	---	---
Commercial real estate, owner occupied	402	---	---	---
Commercial real estate, other	---	2,602	---	2,602
Commercial Non Real Estate(1)
Commercial and industrial	131	---	---	15
Consumer Non Real Estate(1)
Credit cards	7	12	12	---
Automobile	375	22	22	1
Other consumer loans	154	6	6	---
Total	$2,263	$2,658	$51	$2,769

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

Determination of risk grades was completed for the portfolio as of September 30, 2018 and December 31, 2017.

The following displays collectively-evaluated loans by credit quality indicator.

September 30, 2018

	Pass(1)	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$9,281	$	---	$	---
Construction, other	30,776		21		---
Consumer Real Estate
Equity lines	16,653		296		---
Closed-end first liens	87,835		916		590
Closed-end junior liens	4,059		---		---
Investor-owned residential real estate	59,642		---		---
Commercial Real Estate
Multifamily residential real estate	93,296		---		195
Commercial real estate owner-occupied	122,589		74		32
Commercial real estate, other	123,960		---		---
Commercial Non Real Estate
Commercial and industrial	43,176		167		5
Public Sector and IDA
States and political subdivisions	59,369		---		---
Consumer Non Real Estate
Credit cards	5,564		---		---
Automobile	15,912		78		49
Other consumer	15,934		24		9
Total	$688,046		$1,576		$880

(1)     Excludes impaired, if any.

The following displays collectively-evaluated loans by credit quality indicator.

December 31, 2017

	Pass(1)	Special Mention(1)		Classified(1)
Real Estate Construction
Construction, 1-4 family residential	$10,396	$	---	$	---
Construction, other	21,416		---		---
Consumer Real Estate
Equity lines	16,673		39		---
Closed-end first liens	85,975		2,400		355
Closed-end junior liens	4,483		29		12
Investor-owned residential real estate	55,410		66		256
Commercial Real Estate
Multifamily residential real estate	95,894		127		---
Commercial real estate owner-occupied	130,256		246		763
Commercial real estate, other	106,612		---		---
Commercial Non Real Estate
Commercial and industrial	38,904		220		165
Public Sector and IDA
States and political subdivisions	51,443		---		---
Consumer Non Real Estate
Credit cards	5,493		---		---
Automobile	16,059		218		116
Other consumer	12,692		16		24
Total	$651,706		$3,361		$1,691

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

Troubled Debt Restructurings

From time to time the Company modifies loans in troubled debt restructurings. Total troubled debt restructurings amounted to $10,700 at September 30, 2018, $7,897 at December 31, 2017, and $7,964 at September 30, 2017.

The following table presents restructurings by class that occurred during the three month period ended September 30, 2018.

	Restructurings That Occurred During the Three Months Ended September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Residential Real Estate
Investor owned real estate	2	$338	$338
Total	2	$338	$338

The restructurings completed during the three-month period ended September 30, 2018 provided payment relief to the borrowers without forgiving principal or interest. One loan was restructured to provide for a 12-month interest-only period, after which the loan will be re-evaluated. The impairment measurement was based on the fair value of collateral and did not result in a specific allocation. The second restructure consolidated debt at a longer term, provided a rate reduction for certain of the loans consolidated but increased the interest rate on certain other loans consolidated, and capitalized interest. The impairment measurement was based upon the present value of cash flows and did not result in a specific allocation.

The following table presents restructurings by class that occurred during the nine month period ended September 30, 2018.

	Restructurings That Occurred During the Nine Months Ended September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Principal Balance	Post-Modification Outstanding Principal Balance
Real Estate Construction
Construction, other	2	$2,882	$2,882
Residential Real Estate
Investor owned real estate	2	338	338
Commercial Real Estate
Commercial real estate owner-occupied	2	715	715
Total	6	$3,935	$3,935

The Company restructured six loans during the nine month period ended September 30, 2018. Each of the construction loans were restructured to extend the maturity and interest only period. Impairment measurements were based on the fair value of the collateral and did not result in a specific allocation.

One of the investor owned real estate loans was restructured to provide for a 12-month interest-only period, after which the loan will be reevaluated. The impairment measurement was based on the fair value of collateral and did not result in a specific allocation. The second investor owned residential real estate loan consolidated debt at a longer term, provided a rate reduction for certain of the loans consolidated but increased the interest rate on certain other loans consolidated, and capitalized interest. The impairment measurement was based upon the present value of cash flows and did not result in a specific allocation.

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

The Company analyzed its TDR portfolio for loans that defaulted during the three and nine month periods ended September 30, 2018 and September 30, 2017, and that were modified within 12 months prior to default. For these purposes, the Company defines default as one or more payments that occur more than 90 days past the due date, charge-offs, or foreclosure after the date of restructuring. Of the restructured loans that defaulted during the three and nine month periods ended September 30, 2018 and September 30, 2017, none were modified within 12 months prior to default.

Note 4: Securities

The amortized costs, gross unrealized gains, gross unrealized losses and fair values for securities available for sale by major security type are as follows.

	September 30, 2018
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$329,455	$267	$9,751	$319,971
States and political subdivisions	121,515	1,272	1,704	121,083
Mortgage-backed securities	632	47	---	679
Corporate debt securities	7,003	14	265	6,752
Total securities available for sale	$458,605	$1,600	$11,720	$448,485

	December 31, 2017
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
Available for Sale:
U.S. Government agencies and corporations	$312,604	$609	$5,494	$307,719
States and political subdivisions	16,853	100	119	16,834
Mortgage-backed securities	602	57	---	659
Corporate debt securities	6,016	188	29	6,175
Total securities available for sale	$336,075	$954	$5,642	$331,387

The amortized cost and fair value of single maturity securities available for sale at September 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities included in these totals are categorized by final maturity.

	September 30, 2018
	Amortized Cost	Fair Value
Available for Sale:
Due in one year or less	$81,642	$81,455
Due after one year through five years	184,604	179,518
Due after five years through ten years	97,187	94,744
Due after ten years	95,172	92,768
Total securities available for sale	$458,605	$448,485

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

	September 30, 2018
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$68,197	$2,570	$244,485	$7,181
States and political subdivisions	42,422	1,293	5,514	411
Corporate debt securities	4,870	164	877	101
Total	$115,489	$4,027	$250,876	$7,693

	December 31, 2017
	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Government agencies and corporations	$68,380	$871	$225,738	$4,623
States and political subdivisions	18,688	194	2,989	98
Corporate debt securities	---	---	948	29
Total	$87,068	$1,065	$229,675	$4,750

The Company had 413 securities with a fair value of $366,365 that were temporarily impaired at September 30, 2018.  The total unrealized loss on these securities was $11,720. Of the temporarily impaired total, 263 securities with a fair value of $250,876 and an unrealized loss of $7,693 have been in a continuous loss position for twelve months or more. The Company has determined that these securities are temporarily impaired at September 30, 2018 for the reasons set out below.

U.S. Government agencies. The unrealized losses of $7,181 on US Government agency securities stemmed from 252 securities with a fair value of $244,485. The unrealized losses were caused by interest rate and market fluctuations. The contractual term of the investment does not permit the issuer to settle the security at a price less than the cost basis of the investment. The Company is monitoring bond market trends to develop strategies to address unrealized losses. Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

States and political subdivisions. This category’s unrealized loss of $411 on 10 securities with a fair value of $5,514 is primarily the result of interest rate and market fluctuations. The Company reviewed financial statements and cash flows for each of the securities in continuous loss position for more than 12 months. The Company’s analysis determined that the unrealized losses are primarily the result of interest rate and market fluctuations and not associated with impaired financial status. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell any of the investments and it is not likely that the Company will be required to sell any of the investments before recovery of its amortized cost basis, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Corporate debt securities. The unrealized loss of $101 on one corporate debt security with a fair value of $877 was caused by market and interest rate fluctuations and is not associated with impaired financial status. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the cost basis of each investment. Because the Company does not intend to sell the investment and it is not likely that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity, the Company does not consider the investment to be other-than-temporarily impaired.

Restricted stock. The Company held restricted stock of $2,708 as of September 30, 2018 and $1,200 as of December 31, 2017. Restricted stock is reported separately from available-for-sale securities and held-to-maturity securities. As a member of the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Atlanta, NBB is required to maintain certain minimum investments in the common stock of those entities. Required levels of investment are based upon NBB’s capital, current borrowings, and a percentage of qualifying assets. The Company purchases stock from or sells stock back to the correspondents based on their calculations. The stock is held by member institutions only and is not actively traded.

Redemption of FHLB stock is subject to certain limitations and conditions. At its discretion, the FHLB may declare dividends on the stock. In addition to dividends, NBB also benefits from its membership with FHLB through eligibility to borrow from the FHLB, using as collateral NBB’s capital stock investment in the FHLB and qualifying NBB real estate mortgage loans totaling $503,690 at September 30, 2018. Management reviews for impairment based upon the ultimate recoverability of the cost basis of the FHLB stock, and at September 30, 2018, management did not determine any impairment.

Management regularly monitors the credit quality of the investment portfolio. Changes in ratings are noted and follow-up research on the issuer is undertaken when warranted. Management intends to carefully monitor any changes in bond quality.

Note 5: Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company is currently assessing the impact that ASU 2016-02 (as amended) will have on its consolidated financial statements. The Company is the lessee of six banking locations and one ATM location.  At the effective date, the Company will recognize a lease liability and a right-of-use asset for each of the leases. Pro-forma analysis based on current lease contracts indicates that the lease liability and the right-of-use asset are similar in amount, with only nominal difference.

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

In March 2017, the FASB issued ASU 2017‐08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that adoption of ASU 2017-08 will have on its consolidated financial statements, but does not expect a material impact.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements have been deleted while the following disclosure requirements have been added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.

Note 6: Defined Benefit Plan

Components of Net Periodic Benefit Cost

	Pension Benefits
	Nine Months Ended September 30,
	2018	2017
Service cost	$651	$519
Interest cost	600	558
Expected return on plan assets	(1,200)	(822)
Amortization of prior service cost	(81)	(81)
Recognized net actuarial loss	438	405
Net periodic benefit cost	$408	$579

The service cost component of net periodic benefit cost is included in salaries and employee benefits expense in the consolidated statements of income. All other components are included in other noninterest expense in the consolidated statements of income.

2018 Plan Year Employer Contribution

For the nine months ended September 30, 2018, the Company did not make a contribution to the Plan.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

		Fair Value Measurements at September 30, 2018 Using
Description	Balance as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$319,971	$	---	$319,971	$	---
States and political subdivisions	121,083		---	121,083		---
Mortgage-backed securities	679		---	679		---
Corporate debt securities	6,752		---	6,752		---
Total securities available for sale	$448,485	$	---	$448,485	$	---

		Fair Value Measurements at December 31, 2017 Using
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government agencies and corporations	$307,719	$	---	$307,719	$	---
States and political subdivisions	16,834		---	16,834		---
Mortgage-backed securities	659		---	659		---
Corporate debt securities	6,175		---	6,175		---
Total securities available for sale	$331,387	$	---	$331,387	$	---

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2018 or December 31, 2017.

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

The following table summarizes the Company’s impaired loans that were measured at fair value on a nonrecurring basis at September 30, 2018 and at December 31, 2017.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2018	Impaired loans net of valuation allowance	$1,248	$	---	$	---	$1,248
December 31, 2017	Impaired loans net of valuation allowance	1,303		---		---	1,303

The following tables present information about Level 3 Fair Value Measurements for September 30, 2018 and December 31, 2017.

Impaired Loans	Valuation Technique	Unobservable Input	Range (Weighted Average)
September 30, 2018	Present value of cash flows	Discount rate	5.50%	–	7.25%	(6.04%)
December 31, 2017	Present value of cash flows	Discount rate	5.50%	–	13.25%	(5.92%)

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

The following table summarizes the Company’s other real estate owned that was measured at fair value on a nonrecurring basis.

			Carrying Value
Date	Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	Assets:
September 30, 2018	Other real estate owned net of valuation allowance	$2,214	$	---	$	---	$2,214
December 31, 2017	Other real estate owned net of valuation allowance	2,817		---		---	2,817

The following tables present information about Level 3 Fair Value Measurements for September 30, 2018 and December 31, 2017.

September 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	5.00%	–	6.81%	(5.75%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	3.19%	–	37.80%	(13.40%)

December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	Discounted appraised value	Selling cost	2.00%	–	6.01%	(4.72%)
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	1.68%	–	68.33%	(11.07%)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2018 and December 31, 2017. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity. Fair values for September 30, 2018 are estimated under the exit price notion in accordance with the prospective adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” Fair values for December 31, 2017 are estimated under the guidance in effect for that period, which did not require use of the exit price notion.

	September 30, 2018
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$11,533		$11,533	$	---	$	---
Interest-bearing deposits	28,328		28,328		---		---
Securities	448,485		---		448,485		---
Restricted securities	2,708		---		2,708		---
Loans held for sale	1,027		---		1,027		---
Loans, net	694,121		---		---		681,301
Accrued interest receivable	5,589		---		5,589		---
Bank-owned life insurance	34,434		---		34,434		---
Financial Liabilities:
Deposits	$1,022,176	$	---		$926,009		$96,165
Accrued interest payable	165		---		165		---
Borrowings	35,000		---		34,998		---

	December 31, 2017
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3
Financial Assets:
Cash and due from banks	$12,926		$12,926	$	---	$	---
Interest-bearing deposits	51,233		51,233		---		---
Securities	458,551		---		461,500		---
Restricted securities	1,200		---		1,200		---
Loans held for sale	260		---		260		---
Loans, net	660,144		---		---		656,399
Accrued interest receivable	5,297		---		5,297		---
Bank-owned life insurance	33,756		---		33,756		---
Financial Liabilities:
Deposits	$1,059,734	$	---		$944,850		$113,053
Accrued interest payable	62		---		62		---

Note 8: Components of Accumulated Other Comprehensive Loss

	Net Unrealized Gain (Loss) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(3,588)	$(5,071)	$(8,659)
Unrealized holding gain on available for sale securities, net of tax of $1,235	2,294	---	2,294
Reclassification adjustment, net of tax of ($1)	(3)		(3)
Balance at September 30, 2017	$(1,297)	$(5,071)	$(6,368)

Balance at December 31, 2017	$(3,704)	$(5,991)	$(9,695)
Unrealized holding loss on available for sale securities net of tax of ($1,378)	(5,182)	---	(5,182)
Unrealized holding gain on securities transferred from held to maturity to available for sale, net of tax of $237	891	---	891
Balance at September 30, 2018	$(7,995)	$(5,991)	$(13,986)

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

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as financial guarantees, derivatives, and certain credit card fees are outside the scope of the guidance. Topic 606 is applicable to noninterest revenue streams such as service charges on deposit accounts, other service charges and fees, credit and debit card fees, trust income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams within the scope of Topic 606 are discussed below.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the nine months ended September 30, 2018 and 2017.

	September 30,	September 30,
	2018	2017
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$2,037	$2,067
Other service charges and fees	87	152
Credit and debit card fees	1,071	854
Trust income	1,131	1,127
Insurance and Investment (included within Other Income on the Consolidated Statements of Income)	361	284
Noninterest Income (in-scope of Topic 606)	$4,687	$4,484
Noninterest Income (out-of-scope of Topic 606)	1,118	981
Total noninterest income	$5,805	$5,465

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

Cybersecurity

As a financial institution holding company, NBI is subject to cybersecurity risks and has suffered two cybersecurity incidents. To manage and mitigate cybersecurity risk, the Company limits certain transactions and interactions with customers. The Company does not offer online account openings or loan originations, limits the dollar amount of online banking transfers to other banks, does not permit customers to submit address changes or wire requests through online banking, requires a special vetting process for commercial customers who wish to originate ACH transfers, and limits certain functionalities of mobile banking. The Company also requires assurances from key vendors regarding their cybersecurity. While these measures reduce the likelihood and scope of the risk of cybersecurity breaches, in light of the evolving sophistication of system intruders, the risk to us of such breaches continues to exist. We maintain insurance for these risks but insurance policies are subject to exceptions, exclusions and terms whose applications have not been widely interpreted in litigation. Accordingly, insurance can provide less than complete protection against the losses that result from cybersecurity breaches and pursuing recovery from insurers can result in significant expense. In addition, some risks such as reputational damage and loss of customer goodwill, which can result from cybersecurity breaches, cannot be insured against. For information on incidents experienced by the Company, please refer to the section entitled “Cybersecurity Risks and Incidents.”

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

The estimate of the allowance for September 30, 2018 considered market and portfolio conditions during the first nine months of 2018 as well as the levels of delinquencies and net charge-offs in the eight quarters prior to the quarter ended September 30, 2018. If the economy experiences a downturn, the ultimate amount of loss could vary from that estimate. For additional discussion of the allowance, see Note 3 to the consolidated financial statements and “Asset Quality,” and “Provision and Allowance for Loan Losses.”

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

Performance Summary

The following table presents the Company’s key performance ratios for the three months ended September 30, 2018 and September 30, 2017. The measures for September 30, 2018 and September 30, 2017 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Return on average assets (1)	1.34%	1.22%
Return on average equity (1)	8.97%	8.07%
Basic earnings per share	$0.61	$0.54
Fully diluted earnings per share	$0.61	$0.54
Net interest margin (2)	3.38%	3.44%
Noninterest margin (3)	1.44%	1.33%

(1)	The return on average assets and return on average equity are calculated by annualizing net income to date.
(2)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(3)

Noninterest margin: Noninterest expense (excluding non-recurring items, the provision for loan losses and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets increased 12 basis points for the three months ended September 30, 2018 compared with the three months ended September 30, 2017. The annualized return on average equity increased 90 basis points when the same periods are compared.

The annualized net interest margin was 3.38% for the three months ended September 30, 2018, down 6 basis points from the 3.44% reported for the three months ended September 30, 2017. The primary factor driving the decrease in the net interest margin was the decrease in income from nontaxable securities. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin worsened by 11 basis points when compared with the three month period ended September 30, 2017. Please refer to the discussions under noninterest income and noninterest expense for further information

The following table presents the Company’s key performance ratios for the nine months ended September 30, 2018 and September 30, 2017 and the year ended December 31, 2017. The measures for September 30, 2018 and September 30, 2017 are annualized, except for basic earnings per share and fully diluted earnings per share.

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Twelve Months Ended December 31, 2017
Return on average assets (1)	1.28%	1.19%	1.14%
Return on average equity (1)	8.61%	8.02%	7.64%
Basic earnings per share	$1.67	$1.58	$2.03
Fully diluted earnings per share	$1.67	$1.58	$2.03
Net interest margin (2)	3.37%	3.45%	3.45%
Noninterest margin (3)	1.41%	1.39%	1.34%

(1)	The return on average assets and return on average equity are calculated by annualizing net income to date. For 2018, the annualization factor was not applied to the insurance write-off.
(2)	Net interest margin: Year-to-date tax-equivalent net interest income divided by year-to-date average earning assets.
(3)

Noninterest margin: Noninterest expense (excluding non-recurring items, the provision for loan losses and income taxes) less noninterest income (excluding securities gains and losses) divided by average year-to-date assets.

The annualized return on average assets increased 9 basis points for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 and increased 14 basis points compared with the twelve months ended December 31, 2017.

The annualized return on average equity was 8.61% for the nine months ended September 30, 2018, an increase from 8.02% for the nine month period ended September 30, 2017 and 7.64% for the twelve month period ended December 31, 2017.

The annualized net interest margin was 3.37% for the nine months ended September 30, 2018, down 8 basis points from the 3.45% reported for the nine months ended September 30, 2017 and for the twelve months ended December 31, 2017. The primary factor driving the decrease in the net interest margin was the decrease in income from nontaxable securities. Please refer to the discussion under Net Interest Income for further information.

The annualized noninterest margin worsened by 2 basis points when compared with 1.39% for the nine month period ended September 30, 2017 and worsened by 7 basis points when compared with 1.34% for the twelve months ended December 31, 2017. Please refer to the discussions under noninterest income and noninterest expense for further information

The following table details the calculation of annualized net income for the return on average assets and the return on average equity:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net Income	$11,588	$11,004
Items deemed non-recurring by management:
Insurance write-down, net of tax of $422	1,588	---
Adjusted net income	13,176	11,004
Adjusted net income, annualized	17,616	14,712
Items deemed non-recurring by management:
Insurance write-down, net of tax of ($422)	(1,588)	---
Annualized net income for ratio calculation	$16,028	$14,712

Growth

NBI’s key growth indicators are shown in the following table.

	September 30, 2018	December 31, 2017	Percent Change
Interest-bearing deposits	$28,328	$51,233	(44.71)%
Securities and restricted stock	451,193	459,751	(1.86)%
Loans, net	694,121	660,144	5.15%
Deposits	1,022,176	1,059,734	(3.54)%
Total assets	1,258,289	1,256,757	0.12%

Asset Quality

Key indicators of the Company’s asset quality are presented in the following table.

	September 30, 2018	September 30, 2017	December 31, 2017
Nonperforming loans	$3,076	$3,156	$2,769
Loans past due 90 days or more, and still accruing	63	250	51
Other real estate owned	2,214	2,923	2,817
Allowance for loan losses to loans	1.10%	1.28%	1.19%
Net charge-off ratio	0.06%	0.11%	0.08%
Ratio of nonperforming assets to loans, net of unearned income and deferred fees and costs, plus other real estate owned	0.75%	0.92%	0.83%
Ratio of allowance for loan losses to nonperforming loans	250.75%	268.47%	286.20%

The Company’s risk analysis at September 30, 2018 determined an allowance for loan losses of $7,713 or 1.10% of loans net of unearned income and deferred fees and costs, a decrease from $7,925 or 1.19% at December 31, 2017. The determination of the appropriate level for the allowance for loan losses resulted in a provision of $93 for the nine months ended September 30, 2018, compared with a provision of $724 for the nine months ended September 30, 2017 and a provision for the twelve month period ended December 31, 2017 of $157. The provision for the three-month periods ended September 30, 2018 and September 30, 2017 totaled $223 and $201, respectively. To determine the appropriate level of the allowance for loan losses, the Company considers credit risk for certain loans designated as impaired and for non-impaired (“collectively evaluated”) loans.

Individually evaluated impaired loans totaled $11,934 on a gross basis and $11,930 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses totaling $156 at September 30, 2018. Individually evaluated impaired loans at December 31, 2017 were $11,924 on a gross basis and $11,919 net of unearned income and deferred fees and costs, with specific allocations to the allowance for loan losses of $177. The specific allocation is determined based on criteria particular to each impaired loan.

Collectively evaluated loans totaled $690,502 on a gross basis and $689,904 net of unearned income and deferred fees and costs, with an allowance of $7,557 or 1.10% at September 30, 2018. At December 31, 2017, collectively evaluated loans totaled $656,758 on a gross basis and $656,150 net of unearned income and deferred fees and costs, with an allowance of $7,748 or 1.18%.

      For collectively evaluated loans, the Company applies to each loan class a historical net charge-off rate, adjusted for qualitative factors that influence credit risk. Qualitative factors evaluated for impact to credit risk include economic measures, asset quality indicators, loan characteristics, and internal Bank policies and management.

Net charge-off rates for each class are averaged over 8 quarters (2 years) to determine the historical net charge off rate applied to each class of collectively evaluated loans. Net charge-offs for the nine months ended September 30, 2018 were $305 or 0.06% (annualized) of average loans, an improvement from $551 or 0.11% (annualized) for the nine months ended September 30, 2017. Net charge-offs for the twelve months ended December 31, 2017 were $532 or 0.08% of loans. The 8-quarter average historical loss rate applied to the calculation was 0.10% for September 30, 2018, 0.26% for September 30, 2017 and 0.17% for December 31, 2017. Increases in the net charge-off rate increase the required allowance for collectively-evaluated loans, while decreases in the net charge-off rate decrease the required allowance for collectively-evaluated loans.

Economic factors influence credit risk and impact the allowance for loan loss. The Company considers economic indicators within its market area, including: unemployment, personal bankruptcy filings, business bankruptcy filings, the interest rate environment, residential vacancy rates, housing inventory for sale, and the competitive environment. Lower unemployment lowers credit risk and the allowance for loan losses, while higher unemployment increases credit risk. Higher bankruptcy filings indicate heightened credit risk and increase the allowance for loan losses, while lower bankruptcy filings have a beneficial impact on credit risk. The interest rate environment impacts variable rate loans. As interest rates increase, the payment on variable rate loans increases, which may increase credit risk. Residential vacancy rates and housing inventory for sale impact the Company’s residential construction customers and the consumer real estate market. Higher levels increase credit risk. Higher competition for loans increases credit risk, while lower competition decreases credit risk.

Within the Company’s market area, the unemployment, business bankruptcies and the residential vacancy rate improved from December 31, 2017. The competitive, legal and regulatory environments and the inventory of homes remained at similar levels to December 31, 2017. Personal bankruptcies worsened slightly when compared to last quarter and December 31, 2017. Interest rates increased from December 31, 2017.

The Company considers other factors that impact credit risk, including the risk from changes in the legal and regulatory environments, changes to lending policies and loan review, and changes in management’s experience. Each of the factors remained at similar levels to December 31, 2017. Management examined the allocation to the allowance for the risk from changes in the loan review system. Management deemed that the risk from changes allocated in prior years would now be reflected in the historical loss rates and removed the allocation.

Asset quality indicators affect the level of the allowance for loan losses. Accruing loans past due 30-89 days were 0.39% of total loans, net of unearned income and deferred fees and costs at September 30, 2018, an increase from 0.34% at December 31, 2017 and 0.39% at September 30, 2017. Accruing loans past due 90 days or more were 0.01% of total loans, net of unearned income and deferred fees and costs at September 30, 2018, the same level as December 31, 2017 and a decrease from 0.04% at September 30, 2017. Nonaccrual loans at September 30, 2018 were 0.44% of total loans, net of unearned income and deferred fees and costs, 0.41% at December 31, 2017 and 0.48% at September 30, 2017. Decreases in past due and nonaccrual loans reduce the required level of the allowance for loan losses, while increases in past due and nonaccrual loans increase the required level of the allowance for loan losses.

Levels of high risk loans are considered in the determination of the level of the allowance for loan loss. High risk loans are defined by the Company as loans secured by junior liens, interest-only loans and loans with a high loan-to-value ratio. A decrease in the level of high risk loans within a class decreases the required allocation for the loan class, and an increase in the level of high risk loans within a class increases the required allocation for the loan class. Total high risk loans rose $9,598 or 6.16% from the level at December 31, 2017, resulting in an increased allocation.

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

Collectively evaluated loans rated “special mention” were $1,576 at September 30, 2018, $3,361 at December 31, 2017 and $2,349 at September 30, 2017. Collectively evaluated loans rated classified were $880 at September 30, 2018, $1,691 at December 31, 2017 and $2,532 at September 30, 2017. The improvements in levels of criticized assets resulted in lower allocations.

The calculation of the appropriate level for the allowance for loan losses incorporates analysis of multiple factors and requires management’s prudent and informed judgment. The ratio of the allowance for loan losses to total loans, net of unearned income and deferred fees and costs at September 30, 2018 is 1.10%, a decrease from 1.19% at December 31, 2017. The ratio of the allowance for collectively-evaluated loan losses to collectively-evaluated loans, net of unearned income and deferred fees and costs was 1.10%, compared with 1.18% at December 31, 2017. Improvements from December 31, 2017 in the charge-off rate, unemployment, business bankruptcy rate, residential vacancy, and criticized loans decreased the required level of the allowance for loan losses, slightly offset by worsening in nonaccrual loans, loans past due 30-89 days and the impact of the interest rate environment. Based on analysis of historical indicators, asset quality and economic factors, management believes the level of allowance for loan losses is reasonable for the credit risk in the loan portfolio.

The following table discloses the other real estate owned in physical possession and in process at each reporting date:

Other Real Estate Owned(1)	September 30, 2018	September 30, 2017	December 31, 2017
Real estate construction	$2,012	$2,425	$2,425
Consumer real estate	12	42	42
Commercial real estate	190	456	350
Total other real estate owned	$2,214	$2,923	$2,817

Loans in process of foreclosure	$1,012	$649	$11

(1)	Net of valuation allowance.

Other real estate owned decreased $603 from December 31, 2017 and $709 from September 30, 2017. As of September 30, 2018, loans secured by residential real estate totaling $818 and loans secured by commercial real estate of $194 are in various stages of foreclosure and may impact other real estate owned in future quarters. It is not possible to accurately predict the future total of other real estate owned because property sold at foreclosure may be acquired by third parties and NBB’s other real estate owned properties are regularly marketed and sold.

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

The Company codes modifications to assist in identifying troubled debt restructurings. The majority of modifications were granted for competitive reasons and did not constitute troubled debt restructurings. A description of modifications that did not result in troubled debt restructurings follows:

Nine Months Ended September 30, 2018
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	8	$2,371
Payment extensions for less than 3 months	39	451
Maturity date extensions of more than 3 months and up to 6 months	98	15,533
Maturity date extensions of more than 6 months and up to 12 months	237	8,618
Maturity date extensions of more than 12 months	12	1,600
Advances on non-revolving loans or capitalization	7	1,845
Change in amortization term or method	7	965
Change or release of collateral	38	568
Renewal of expired Home Equity Line of Credit loans for additional 10 years	10	153
Renewal of single-payment notes	110	2,344
Total modifications that do not constitute TDRs	566	$34,448

Nine Months Ended September 30, 2017
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	23	$7,568
Payment extensions for less than 3 months	87	1,857
Maturity date extensions of more than 3 months and up to 6 months	147	23,488
Maturity date extensions of more than 6 months and up to 12 months	239	9,928
Maturity date extensions of more than 12 months	5	3,365
Advances on non-revolving loans or capitalization	12	4,603
Change in amortization term or method	31	3,901
Renewal of expired Home Equity Line of Credit loans for additional 10 years	12	358
Renewal of single-payment notes	187	4,130
Total modifications that do not constitute TDRs	743	$59,198

Twelve Months Ended December 31, 2017
Modifications To Borrowers Not Experiencing Financial Difficulty	Number of Loans Modified	Amount Modified (in thousands)
Rate reductions for competitive purposes	29	$11,783
Payment extensions for less than 3 months	126	2,693
Maturity date extensions of more than 3 months and up to 6 months	182	29,253
Maturity date extensions of more than 6 months and up to 12 months	316	14,675
Maturity date extensions of more than 12 months	7	3,474
Advances on non-revolving loans or recapitalization	12	4,603
Change in amortization term or method	42	4,884
Renewal of expired Home Equity Line of Credit loans for additional 10 years	19	448
Renewal of single-payment notes	240	5,044
Total modifications that do not constitute TDRs	973	$76,857

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

Assuming all other TDR criteria are met, the Company considers one or a combination of the following concessions to the loan terms to indicate TDR status: a reduction of the stated interest rate, an extension of the maturity date at an interest rate lower than the current market rate for a new loan with a similar term and similar risk, restructuring an amortizing loan to interest only for a period, or forgiveness of principal or accrued interest.

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

The Company’s TDRs were $10,700 at September 30, 2018, an increase from $7,897 at December 31, 2017. Accruing TDR loans amounted to $7,843 at September 30, 2018 and $5,134 at December 31, 2017. TDRs with at least six months of current payment history may accrue interest.

	TDR Status as of September 30, 2018
		Accruing
	Total TDR Loans	Current	30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$2,470	$2,470	$	---	$	---	$	---
Consumer real estate	1,382	1,044		---		---		338
Commercial real estate	5,683	3,173		---		---		2,510
Commercial non real estate	1,149	1,141		---		---		8
Consumer non real estate	16	12		4		---		---
Total TDR Loans	$10,700	$7,840		$4	$	---		$2,856

	TDR Status as of December 31, 2017
			Accruing
	Total TDR Loans		Current		30-89 Days Past Due		90+ Days Past Due		Nonaccrual
Real estate construction	$	---	$	---	$	---	$	---	$	---
Consumer real estate		1,092		773		174		---		145
Commercial real estate		5,550		2,948		---		---		2,602
Commercial non real estate		1,229		1,214		---		---		15
Consumer non real estate		26		25		---		---		1
Total TDR Loans		$7,897		$4,960		$174	$	---		$2,763

Restructuring generally results in a loan with either lower payments or a maturity extended beyond that originally required, and is expected to result in a lower risk of loss associated with nonperformance than the pre-modified loan. The Company modified six loans during the nine month period ended September 30, 2018 and modified seven loans during the nine month period ended September 30, 2017. Please refer to Note 3 for information on troubled debt restructurings.

Net Interest Income

The net interest income analysis for the three and nine months ended September 30, 2018 and 2017 follows:

	Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$694,590	$8,115	4.64%	$651,492	$7,632	4.65%
Taxable securities (5)(6)	348,582	1,771	2.02%	313,274	1,426	1.81%
Nontaxable securities (1)(5)	120,615	1,344	4.42%	128,294	1,821	5.63%
Interest-bearing deposits	22,432	111	1.96%	69,994	224	1.27%
Total interest-earning assets	$1,186,219	$11,341	3.79%	$1,163,054	$11,103	3.79%
Interest-bearing liabilities:
Interest-bearing demand deposits	$598,864	$982	0.65%	$595,273	$830	0.55%
Savings deposits	140,923	52	0.15%	140,267	61	0.17%
Time deposits	100,534	107	0.42%	120,237	130	0.43%
Borrowings	15,978	104	2.58%	---	---	---
Total interest-bearing liabilities	$856,299	$1,245	0.58%	$855,777	$1,021	0.47%
Net interest income and interest rate spread		$10,096	3.21%		$10,082	3.32%
Net yield on average interest-earning assets			3.38%			3.44%

(1)

Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21% for the three month period ended September 30, 2018 and 35% for the three month period ended September 30, 2017.

(2)	Included in interest income are loan fees of $30 and $62 for the three months ended September 30, 2018 and 2017, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans, net (1)(2)(3)(4)	$677,110	$23,452	4.63%	$651,208	$22,865	4.69%
Taxable securities (5)(6)	343,661	5,125	1.99%	311,090	4,225	1.82%
Nontaxable securities (1)(5)	126,486	4,271	4.51%	133,532	5,608	5.70%
Interest-bearing deposits	39,366	509	1.73%	76,661	603	1.05%
Total interest-earning assets	$1,186,623	$33,357	3.76%	$1,170,491	$33,301	3.80%
Interest-bearing liabilities:
Interest-bearing demand deposits	$611,741	$2,864	0.63%	$598,427	$2,501	0.56%
Savings deposits	141,430	159	0.15%	140,709	186	0.18%
Time deposits	107,767	344	0.43%	122,101	410	0.45%
Borrowings	5,385	104	2.58%	---	---	---
Total interest-bearing liabilities	$866,323	$3,471	0.54%	$861,237	$3,097	0.48%
Net interest income and interest rate spread		$29,886	3.22%		$30,204	3.32%
Net yield on average interest-earning assets			3.37%			3.45%

(1)

Interest on nontaxable loans and securities is computed on a fully taxable equivalent basis using a Federal income tax rate of 21% for the nine month period ended September 30, 2018 and 35% for the nine month period ended September 30, 2017.

(2)	Included in interest income are loan fees of $87 and $248 for the nine months ended September 30, 2018 and 2017, respectively.
(3)	Nonaccrual loans are included in average balances for yield computations.
(4)	Includes loans held for sale.
(5)	Daily averages are shown at amortized cost.
(6)	Includes restricted stock.

The Company is invested in certain tax-advantaged loans and securities. To calculate the net interest margin, interest income on tax-advantaged investments is grossed up to a fully-taxable equivalent yield. The following tables reconcile net interest income on a GAAP basis to net interest income on a fully-taxable equivalent basis.

	Three Months Ended September 30,
	2018	2017
Net interest income	$9,700	$9,280
Add: taxable equivalent adjustment	396	802
Net interest income, fully taxable equivalent basis	$10,096	$10,082

	Nine Months Ended September 30,
	2018	2017
Net interest income	$28,684	$27,737
Add: taxable equivalent adjustment	1,202	2,467
Net interest income, fully taxable equivalent basis	$29,886	$30,204

The net interest margin decreased 6 basis points when the three month periods ended September 30, 2018 and September 30, 2017 are compared, and 8 basis points when the nine month periods ended September 30, 2018 and September 30, 2017 are compared. The decrease in interest rate spread resulted from a decline in the yield on earning assets of 4 basis points for the nine month period, and an increase in the cost of interest-bearing liabilities of 11 basis points for the three month period and 6 basis points for the nine month period when the periods ended September 30, 2018 and September 30, 2017 are compared.

The yield on loans declined 1 basis point when the three month period ended September 30, 2018 is compared with the same period ended September 30, 2017, and 6 basis points when the nine month periods ended September 30, 2018 and September 30, 2017 are compared. The decline stemmed from contractual repricing terms and the renegotiation of loan interest rates in response to competition. The decrease in the Company’s tax rate from a marginal rate of 35% in 2017 to 21% in 2018 also reduced the fully taxable-equivalent yield on nontaxable loans when the three and nine month periods ended September 30, 2018 and 2017 are compared.

The yield on taxable securities increased 21 basis points when the three month period ended September 30, 2018 is compared with the same period ended September 30, 2017, and increased 17 basis point when the nine month periods ended September 30, 2018 and September 30, 2017 are compared. The yield on nontaxable securities decreased 121 basis points when the three month periods ended September 30, 2018 and September 30, 2017 are compared and declined 119 basis points when the nine month periods ended September 30, 2018 and September 30, 2017 are compared. As with nontaxable loans, the fully taxable-equivalent yield on nontaxable securities was negatively impacted by the reduction in tax rate.

The increase in the cost of interest-bearing liabilities came from an increase in the cost of interest-bearing demand deposits and the cost of short-term borrowing. The cost of interest-bearing demand deposits increased 10 basis points for the three month period ending September 30, 2018, when compared with the same period ended September 30, 2017 and increased 7 basis points when the nine month periods ended September 30, 2018 and September 30, 2017 are compared. During the third quarter of 2018, the Company accessed its borrowing capacity with the Federal Home Loan Bank. The short-term facilities provide liquidity. Management expects that maturities of securities and seasonal deposit increases will replace the borrowings in the near term. The Company’s yield on earning assets and cost of funds are largely dependent on the interest rate environment.

Provision and Allowance for Loan Losses

The calculation of the allowance for loan losses resulted in a provision for loan losses of $223 for the three month period ended September 30, 2018, compared with a provision for loan losses of $201, for the same period ended September 30, 2017. For the nine month period ended September 30, 2018, the Company calculated a provision of $93, compared with a provision of $724 for the nine month period ended September 30, 2017. The provision for loan losses is the result of a detailed analysis to estimate an adequate allowance for loan losses. The ratio of the allowance for loan losses to total loans at September 30, 2018 was 1.10%, which compares to 1.19% at December 31, 2017 and 1.28% at September 30, 2017. The net charge-off ratio was 0.06% for the nine months ended September 30, 2018, 0.11% for the nine months ended September 30, 2017 and 0.08% for the year ended December 31, 2017. See “Asset Quality” for additional information.

Noninterest Income

	Three Months Ended
	September 30, 2018	September 30, 2017	Percent Change
Service charges on deposits	$673	$710	(5.21)%
Other service charges and fees	20	42	(52.38)%
Credit and debit card fees	362	315	14.92%
Trust fees	355	365	(2.74)%
BOLI income	222	233	(4.72)%
Other income	282	215	31.16%
Realized securities gain, net	---	4	NR

	Nine Months Ended
	September 30, 2018	September 30, 2017	Percent Change
Service charges on deposits	$2,037	$2,067	(1.45)%
Other service charges and fees	87	152	(42.76)%
Credit and debit card fees	1,071	854	25.41%
Trust fees	1,131	1,127	0.35%
BOLI income	678	522	29.89%
Other income	801	735	8.98%
Realized securities gain, net	---	8	NR

Service charges on deposit accounts decreased slightly for the three and nine month periods ended September 30, 2018 when compared with the same periods ended September 30, 2017. Other service charges and fees decreased when the three and nine month periods ended September 30, 2018 are compared with the same periods ended September 30, 2017. Other service charges include charges for official checks, income from the sale of checks to customers, safe deposit box rent, fees for letters of credit and the income earned from commissions on the sale of credit life, accident and health insurance. Service charges on deposits and other service charges and fees are subject to normal business fluctuation and are not due to changes in fee structure.

Credit and debit card fees are presented net of interchange expense. Credit and debit card fees increased $47 for the three months and $217 for the nine months ended September 30, 2018, when compared with the same periods last year. During the latter half of 2017, the Company sold its merchant processing business, which resulted in a decline in associated merchant interchange expense when the three and nine month periods ended September 30, 2018 and September 30, 2017 are compared. Credit and debit card fees are based on volume and other factors.

Income from trust fees decreased $10 for the three months and increased $4 for the nine months ended September 30, 2018, compared with the same periods ended September 30, 2017. Trust income varies depending on the total assets held in trust accounts, the type of accounts under management and financial market conditions.

BOLI income decreased $11 for the three months and increased $156 for the nine months ended September 30, 2018 compared with the same periods ended September 30, 2017. The Company purchased $10 million in additional BOLI investments on June 30, 2017.

Other income includes fees on the sale of secondary-market mortgages, net gains from the sale of fixed assets, revenue from investment and insurance sales and other smaller miscellaneous components. These areas fluctuate with market conditions and competitive factors. Other income increased $67 for the three month and $66 for the nine months ended September 30, 2018, when compared with the same periods ended September 30, 2017.

The Company did not realize any securities gains or losses during the three or nine month periods ended September 30, 2018. Realized net securities gains of $4 were recorded during the third quarter of 2017 and $8 were recorded for the nine months ended September 30, 2018. Net realized securities gains and losses are market driven and have resulted from calls of securities.

Noninterest Expense

	Three Months Ended
	September 30, 2018	September 30, 2017	Percent Change
Salaries and employee benefits	$3,639	$3,478	4.63%
Occupancy, furniture and fixtures	433	459	(5.66)%
Data processing and ATM	684	565	21.06%
FDIC assessment	88	93	(5.38)%
Intangibles amortization	12	13	(7.69)%
Net costs of other real estate owned	274	58	372.41%
Franchise taxes	314	332	(5.42)%
Other operating expenses	1,019	1,033	(1.36)%

	Nine Months Ended
	September 30, 2018	September 30, 2017	Percent Change
Salaries and employee benefits	$10,878	$10,420	4.40%
Occupancy, furniture and fixtures	1,396	1,366	2.20%
Data processing and ATM	2,024	1,673	20.98%
FDIC assessment	269	279	(3.58)%
Intangibles amortization	37	56	(33.93)%
Net costs of other real estate owned	523	142	268.31%
Franchise taxes	965	983	(1.83)%
Write-down of insurance receivable	2,010	---	NR
Other operating expenses	2,949	3,369	(12.47)%

Total noninterest expense increased $432 or 7.16% for the three month period ended September 30, 2018 when compared with the same period of 2017. When the nine month periods ended September 30, 2018 and 2017 are compared, total noninterest expense increased $2,763 or 15.11%. The increases in both the three and nine month periods were affected by increases in salaries and employee benefits, data processing and ATM, and write-down of an OREO property. The nine-month period was also affected by the write down of an insurance receivable, partially offset by a decline in other operating expenses.

Salaries and employee benefits increased $161 or 4.63% for the three month period ended September 30, 2018 when compared with the same period in 2017. When the nine month periods ended September 30, 2018 and 2017 are compared, salaries and employee benefits increased $458 or 4.40%. This expense category includes employee salaries, payroll taxes, insurance and fringe benefits, ESOP contribution accruals, the service component of net periodic pension cost, and salary continuation expenses. When the nine month periods are compared, a decrease in salary expense of $261 was offset by increases in payroll taxes of $76, fringe benefits of $211, ESOP of $100, and pension servicing cost of $158. Please refer to Note 1: General for information on adoption of pension accounting guidance effective January 1, 2018.

Occupancy, furniture and fixtures expense decreased $26 or 5.66% when the three month periods ended September 30, 2018 and September 30, 2017 are compared. When the nine month periods ended September 30, 2018 and 2017 are compared, occupancy, furniture and fixtures expense increased $30 or 2.20%. The increases are the result of normal business investments.

Data processing and ATM expense increased $119 for the three month period and $351 for the nine month period ended September 30, 2018, compared with the same periods in 2017, due to infrastructure upgrades.

FDIC assessment expense decreased $5 for the three month period and $10 for the nine month period ended September 30, 2018 when compared with the same periods of 2017. The FDIC assessment is accrued based on a method provided by the FDIC. The calculation is based on average assets divided by average tangible equity and incorporates risk-based factors to determine the amount of the assessment.

Core deposit intangibles are the result of prior merger and acquisition activity and are amortized over a period of years. Certain of the Company’s intangible assets became fully amortized during 2017. This accounted for the decline in intangibles amortization expense of $19 for the nine month period ended September 30, 2018, compared with the same period of 2017.

Net costs of other real estate owned increased $216 for the three month period and $381 for nine month period ended September 30, 2018, compared with the same periods in 2017. The cost of other real estate owned includes maintenance costs as well as valuation write-downs and gains and losses on the sale of properties. The expense varies with the number of properties, the maintenance required and changes in the real estate market. OREO properties are accounted for at fair value less cost to sell upon foreclosure and are thereafter periodically appraised to determine market value. Declines in market value are recognized through valuation expense. Write downs on OREO properties were $452 for the nine months ended September 30, 2018, compared with $83 for the nine months ended September 30, 2017. The Company recognized a loss on the sale of OREO of $12 for the nine months ended September 30, 2018, compared with a gain of $4 for the nine months ended September 30, 2017.

Franchise tax expense for the three month and nine month periods ended September 30, 2018 were at a similar level to the same periods ended September 30, 2017. Franchise tax is based on capital levels of the subsidiary bank.

The Company recognized an expense of $2,010 during the nine month period ended September 30, 2018. The expense reduced the insurance receivable related to a cybersecurity breach. The Company is pursuing legal action against the insurance carrier. Please see the discussion under the section “Cybersecurity Risks and Incidents” below.

The category of other operating expenses includes noninterest expense items such as professional services, stationery and supplies, telephone costs, postage, charitable donations, losses and other expenses. Other operating expense decreased $14 or 1.36% for the three month period and $420 or 12.47% for the nine month period ended September 30, 2018, compared with the same periods of 2017. The decrease is related to consulting and advisory services for the cybersecurity breach and non-service components of net periodic pension cost. During the nine months of 2017, the Company incurred $363 in consulting and advisory and legal expenses related to the cybersecurity breach (discussed in further detail below). Consulting and advisory and legal expense for the first nine months of 2018 was $65. Expense for non-service components of net periodic pension cost decreased $305 when the nine month periods ended September 30, 2018 and September 30, 2017 are compared.

Cybersecurity Risks and Incidents

As disclosed in previous reports, the Company’s computer system experienced two cyber intrusions, one in May of 2016 and one in January of 2017. The theft of funds totaled $2,408. The Company notified all affected customers, restored all funds so that no customer experienced a loss, and filed a claim with its insurance carrier.

The Company retained a nationally recognized firm to investigate and remediate the May 2016 intrusion and a separate nationally recognized firm to investigate and remediate the January 2017 intrusion. The firms provided the Company with recommendations concerning its systems and procedures. The Company adopted and implemented all of the recommendations resulting from the investigations.

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

The Company has a program to identify, mitigate and manage its cybersecurity risks. The program includes penetration testing and vulnerability assessment, technological defenses such as antivirus software, patch management, and firewall management, ongoing employee training, email and web protections, an intrusion prevention system and an additional targeted cybersecurity insurance policy. Cybersecurity costs other than the insurance receivable write-down include legal fees, system monitoring and protection and insurance and totaled $247 for the nine months ended September 30, 2018. Cybersecurity costs for the nine months ended September 30, 2017 included breach investigation, system monitoring and protection and totaled $472. These costs are included in various categories of noninterest expense.

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

Income Tax

The Tax Cuts and Jobs Act (“the Act”) was enacted December 22, 2017 and took effect January 1, 2018. The Act reduced the Company’s statutory tax rate from a marginal rate of 35% to a flat 21%. The Company’s effective tax rate for the three month period ended September 30, 2018 was 13.74%, compared with 23.26% for the three month period ended September 30, 2017. The Company’s effective tax rate for the nine month period ended September 30, 2018 was 13.17%, compared with 22.45% for the nine month period ended September 30, 2017.

Balance Sheet

Year-to-date daily averages for the major balance sheet categories are as follows:

Assets	September 30, 2018	December 31, 2017	Percent Change
Interest-bearing deposits	$39,366	$71,603	(45.02)%
Securities available for sale and restricted stock	388,653	310,499	25.17%
Securities held to maturity	73,690	131,602	(44.01)%
Loans, net	669,116	644,998	3.74%
Total assets	1,254,684	1,235,755	1.53%

Liabilities and stockholders’ equity
Noninterest-bearing demand deposits	$190,185	$178,708	6.42%
Interest-bearing demand deposits	611,741	598,661	2.18%
Savings deposits	141,430	140,997	0.31%
Time deposits	107,767	120,220	(10.36)%
Stockholders’ equity	186,078	184,540	0.83%

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

Loans

	September 30, 2018	December 31, 2017	Percent Change
Real estate construction loans	$42,548	$34,694	22.64%
Consumer real estate loans	171,679	166,965	2.82%
Commercial real estate loans	346,756	340,414	1.86%
Commercial non real estate loans	44,497	40,518	9.82%
Public sector and IDA	59,369	51,443	15.41%
Consumer non real estate	37,587	34,648	8.48%
Less: unearned income and deferred fees and costs	(602)	(613)	1.79%
Loans, net of unearned income and deferred fees and costs	$701,834	$668,069	5.05%

The Company’s loans, net of unearned income and deferred fees and costs increased $33,765 or 5.05% from $668,069 at December 31, 2017 to $701,834 at September 30, 2018. All loan categories increased from December 31, 2017 with the largest growth in real estate construction loans and public sector and IDA loans.

Deposits

	September 30, 2018	December 31, 2017	Percent Change
Noninterest-bearing demand deposits	$199,953	$182,511	9.56%
Interest-bearing demand deposits	584,305	622,189	(6.09)%
Saving deposits	141,751	140,150	1.14%
Time deposits	96,167	114,884	(16.29)%
Total deposits	$1,022,176	$1,059,734	(3.54)%

Total deposits decreased $37,558 or 3.54% from $1,059,734 at December 31, 2017 to $1,022,176 at September 30, 2018. Increases in noninterest-bearing demand and savings deposits totaled $19,043 when September 30, 2018 is compared with December 31, 2017. These increases were offset by a decrease in interest-bearing demand and time deposits of $56,601 when September 30, 2018 is compared with December 31, 2017. Continued low rates have caused a migration from time deposits to other types of deposits. As longer-term certificates of deposit mature, customers appear unwilling to commit their funds for extended periods at low interest rates. Time deposits do not include any brokered deposits.

Liquidity

Liquidity measures the Company’s ability to meet its financial commitments at a reasonable cost. Demands on the Company’s liquidity include funding additional loan demand and accepting withdrawals of existing deposits. The Company has diverse liquidity sources, including customer and purchased deposits, customer repayments of loan principal and interest, sales, calls and maturities of securities, Federal Reserve discount window borrowing, short-term borrowing, and Federal Home Loan Bank advances. At September 30, 2018, the bank had $35,000 in short-term FHLB advances. To assure that short-term borrowing is readily available, the Company tests accessibility annually.

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

Regulatory capital levels determine the Company’s ability to use purchased deposits and the Federal Reserve discount window. At September 30, 2018, the Company is considered well capitalized and does not have any restrictions on purchased deposits or borrowing ability at the Federal Reserve discount window.

The Company monitors factors that may increase its liquidity needs. Some of these factors include deposit trends, large depositor activity, maturing deposit promotions, interest rate sensitivity, maturity and repricing timing gaps between assets and liabilities, the level of unfunded loan commitments and loan growth. At September 30, 2018, the Company’s liquidity is sufficient to meet projected trends in these areas.

To monitor and estimate liquidity levels, the Company performs stress testing under varying assumptions on credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows. The Company’s Contingency Funding Plan sets forth avenues for rectifying liquidity shortfalls. At September 30, 2018, the analysis indicated adequate liquidity under the tested scenarios.

The Company utilizes several other strategies to maintain sufficient liquidity. Loan and deposit growth are managed to keep the loan to deposit ratio within the Company’s own policy range of 65% to 75%. At September 30, 2018, the loan to deposit ratio was 68.66%. The investment strategy takes into consideration the term of the investment, and securities in the available for sale portfolio are laddered based upon projected funding needs.

Capital Resources

Total stockholders’ equity at September 30, 2018 was $188,157, an increase of $3,261 or 1.76%, from the $184,896 at December 31, 2017.

Risk based capital ratios at September 30, 2018 are shown in the following table.

	Consolidated	NBB	Regulatory Capital Minimum Ratios	Regulatory Capital Minimum Ratios with Capital Conservation Buffer
Common Equity Tier I Capital Ratio	23.66%	23.38%	4.50%	6.375%
Tier I Capital Ratio	23.66%	23.38%	6.00%	7.875%
Total Capital Ratio	24.59%	24.31%	8.00%	9.875%
Leverage Ratio	15.82%	15.53%	4.00%	NA

Risk-based capital ratios are calculated in compliance with Federal Reserve rules based on Basel III capital requirements. The Company’s and Bank's ratios are well above the required minimums at September 30, 2018.

Banks are subject to an additional capital conservation buffer in order to make capital distributions or discretionary bonus payments. The implementation period for the capital conservation buffer began in 2016 and will be fully phased in January 1, 2019, with .625% added each year and a final buffer of 2.5% in excess of regulatory capital minimum ratios.

                 The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (EGRRCPA), enacted in May 2018, contains provisions that will affect regulations applicable to the Company and the Bank. In compliance with EGRRCPA, the Federal Reserve Board issued in August 2018 an interim final rule expanding the applicability of the small bank holding company policy statement to bank holding companies with consolidated total assets of less than $3 billion. The small bank holding company policy statement, among other things, exempts bank holding companies below the threshold from reporting consolidated regulatory capital ratios and from minimum regulatory capital requirements that apply to bank holding companies that exceed the threshold. The statement previously applied only to bank holding companies with consolidated total assets of less than $1 billion. As a result of the interim final rule, the Company expects that it will be treated as a small bank holding company and will no longer be subject to regulatory capital requirements.

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

The Company sells mortgages on the secondary market. Our agreement with the purchaser provides for strict underwriting and documentation requirements. Violation of the representations and warranties of the agreement would entitle the purchaser to recourse provisions. The Company has determined that its risk in this area is not significant because of a low volume of secondary market mortgage loans and high underwriting standards. The Company estimates a potential loss reserve for recourse provisions that is not material as of September 30, 2018. To date, no recourse provisions have been invoked. If funds were needed, the Company would access the same sources as noted above for funding lines and letters of credit.

There were no material changes in off-balance sheet arrangements during the nine months ended September 30, 2018, except for normal seasonal fluctuations in the total of mortgage loan commitments.

Contractual Obligations

The Company had no capital lease or purchase obligations and no long-term debt at September 30, 2018. Operating lease obligations, which are for buildings used in the Company’s day-to-day operations, were not material as of September 30, 2018 and have not changed materially from those which were disclosed in the Company’s 2017 Form 10-K.

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

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2018 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

     Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Index of Exhibits

Exhibit No.	Description	Page No. in Sequential System
3(i)	Amended and Restated Articles of Incorporation of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3.1 of the Form 8K for filed on March 16, 2006)
3(ii)	Amended By-laws of National Bankshares, Inc.	(incorporated herein by reference to Exhibit 3(ii) of the Form 8K filed on July 9, 2014)
4	Specimen copy of certificate for National Bankshares, Inc. common stock	(incorporated herein by reference to Exhibit 4(a) of the Annual Report on Form 10K for fiscal year ended December 31, 1993)
*10(i)	National Bankshares, Inc. 1999 Stock Option Plan	(incorporated herein by reference to Exhibit 4.3 of the Form S-8, filed as Registration No. 333-79979 with the Commission on June 4, 1999)
*10(ii)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and James G. Rakes	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 11, 2015)
*10(iii)	Employee Lease Agreement dated August 14, 2002, between National Bankshares, Inc. and The National Bank of Blacksburg	(incorporated herein by reference to Exhibit 10 of Form 10Q for the period ended September 30, 2002)
*10(iv)	Executive Employment Agreement dated March 11, 2015, between National Bankshares, Inc. and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on March 11, 2015)
*10(v)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and James G. Rakes	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vi)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 99 of the Form 8K filed on February 8, 2006)
*10(vii)	Salary Continuation Agreement dated February 8, 2006, between The National Bank of Blacksburg and David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(viii)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(ix)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on December 19, 2007)
*10(x)	First Amendment, dated December 19, 2007, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xi)	Second Amendment, dated June 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10 of the Form 8K filed on June 12, 2008)
*10(xii)	Second Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for James G. Rakes	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)
*10(xiii)	Second Amendment, dated September 12, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xiv)	Third Amendment, dated December 17, 2008, to The National Bank of Blacksburg Salary Continuation Agreement for F. Brad Denardo	(incorporated herein by reference to Exhibit 10(iii) of the Annual Report on Form 10K for fiscal year ended December 31, 2008)

Exhibit No.	Description	Page No. in Sequential System
*10(xv)	Third Amendment, dated January 20 2012, to The National Bank of Blacksburg Salary Continuation Agreement for David K. Skeens	(incorporated herein by reference to Exhibit 10.2 of the Form 8K filed on January 25, 2012)
*10(xvi)	Salary Continuation Agreement dated May 24, 2013 between The National Bank of Blacksburg and Paul A. Mylum	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 8, 2018)
*10(xvii)	Second Salary Continuation Agreement dated July 1, 2016 between The National Bank of Blacksburg and F. Brad Denardo	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on July 20, 2016)
*10(xviii)	Salary Continuation Agreement dated February 6, 2006 between The National Bankshares, Inc. and Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xix)	First Amendment, dated December 19, 2007, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xx)	Second Amendment, dated September 12, 2008, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
*10(xxi)	Third Amendment, dated September 22, 2016, to National Bankshares, Inc. Salary Continuation Agreement for Lara E. Ramsey	(incorporated herein by reference to Exhibit 10.1 of the Form 8K filed on March 6, 2017)
+23	Consent of Yount, Hyde & Barbour, P.C. to incorporation by reference of independent auditor’s report included in this Form 10-K, into registrant’s registration statement on Form S-8	(incorporated herein by reference to Exhibit 23 of the Annual Report on Form 10K for fiscal year ended December 31, 2017)
+31(i)	Section 906 Certification of Chief Executive Officer	(included herewith)
+31(ii)	Section 906 Certification of Chief Financial Officer	(included herewith)
+32(i)	18 U.S.C. Section 1350 Certification of Chief Executive Officer	(included herewith)
+32(ii)	18 U.S.C. Section 1350 Certification of Chief Financial Officer	(included herewith)
+101

The following materials from National Bankshares, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 are formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Statements of Income for the three and nine month periods ended September 30, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2018 and 2017; (iii)Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

(included herewith)

*     Indicates a management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL BANKSHARES, INC.

Date: November 7, 2018	/s/ F. Brad Denardo
F. Brad Denardo President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2018	/s/ David K. Skeens
David K. Skeens Treasurer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)